Form 10-Q
period 1996-03-31
RURAL METRO CORP /DE/
filed 1996-05-15
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to

                         Commission file number 0-22056

                             RURAL/METRO CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                            86-0746929
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)



                          8401 EAST INDIAN SCHOOL ROAD
                               SCOTTSDALE, ARIZONA
                                      85251
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (602) 994-3886
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes  X       No
                                                       ---         ---

At May 13, 1996 there were 10,830,981 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            Page
                                                                            ----
Part  I.  Financial Statements

       Item 1.       Consolidated Financial Statements:

                     Consolidated Balance Sheets                              3

                     Consolidated Statements of Income                        4

                     Consolidated Statements of Cash Flows                    5

                     Notes to Consolidated Financial Statements               6

       Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      9

Part II.  Other Information

       Item 6a.      Exhibits                                                13

       Signatures                                                            14

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995
                                 (IN THOUSANDS)

                                                  March 31,        June 30,
                                                    1996             1995
                                                 ----------       ---------
                                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $   2,568        $     900
    Accounts receivable, net                        62,626           41,090
    Inventories                                      3,593            3,296
    Prepaid expenses and other                       6,319            3,466
                                                 ---------        ---------
       Total current assets                         75,106           48,752

PROPERTY AND EQUIPMENT, net                         43,778           31,510

INTANGIBLE ASSETS, net                              83,972           73,558

OTHER ASSETS                                         3,317            5,610
                                                 ---------        ---------
                                                 $ 206,173        $ 159,430
                                                 =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                              $   2,668        $   5,048
    Accrued expenses                                 10,637            8,969
    Current portion of long-term debt                 6,298            8,377
                                                  ---------        ---------
       Total current liabilities                     19,603           22,394

LONG-TERM DEBT, net of current portion               87,062           53,282

NON-REFUNDABLE SUBSCRIPTION INCOME                   11,958           10,917

DEFERRED INCOME TAXES                                 7,667            4,957

OTHER LIABILITIES                                     2,154            2,232
                                                  ---------        ---------
       Total liabilities                            128,444           93,782
                                                  ---------        ---------

STOCKHOLDERS' EQUITY
    Preferred Stock                                     ---              ---
    Common stock                                         96               90
    Additional paid-in capital                       56,245           52,431
    Retained earnings                                24,373           15,912
    Deferred compensation                            (1,746)          (1,546)
    Treasury stock                                   (1,239)          (1,239)
                                                  ---------        ---------
       Total stockholders' equity                    77,729           65,648
                                                  ---------        ---------
                                                  $ 206,173        $ 159,430
                                                  =========        =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended March 31,       Nine Months Ended March 31,
                                         ----------------------------       ---------------------------
                                           1996              1995              1996              1995
                                           ----              ----              ----              ----
REVENUE
      Ambulance services                  $51,789           $33,159          $143,246          $ 87,566
      Fire protection services              9,813             8,022            28,503            23,820
      Other                                 3,382             2,605             9,837             8,630
                                          -------           -------          --------         ---------
               Total revenue               64,984            43,786           181,586           120,016
                                          -------           -------          --------          --------
OPERATING EXPENSES
      Payroll and employee benefits        34,596            23,393            98,198            64,498
      Provision for doubtful accounts       8,138             5,522            22,445            15,356
      Depreciation                          2,571             1,636             7,063             4,593
      Amortization of intangibles             888               495             2,574             1,312
      Other operating expenses             12,016             8,475            34,378            23,740
                                          -------           -------          --------          --------
               Total expenses              58,209            39,521           164,658           109,499
                                          -------           -------          --------          --------

OPERATING INCOME                            6,775             4,265            16,928            10,517

INTEREST EXPENSE, net                       1,706               771             4,136             1,837
                                          -------           -------          --------          --------
INCOME BEFORE INCOME TAXES                  5,069             3,494            12,792             8,680

PROVISION FOR INCOME TAXES                  2,080             1,444             5,305             3,536
                                          -------           -------          --------          --------
NET INCOME                                $ 2,989           $ 2,050          $  7,487          $  5,144
                                          =======           =======          ========          ========
EARNINGS PER COMMON STOCK AND
     COMMON STOCK EQUIVALENT                $0.31             $0.25             $0.79             $0.64
                                            =====             =====             =====             =====
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK AND COMMON
     STOCK EQUIVALENTS OUTSTANDING          9,735             8,253             9,522             8,063

        The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                1996            1995
                                                              --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                 $  7,487        $  5,144
   Adjustments to reconcile net income to cash
        provided by (used in) operations --
      Depreciation and amortization                              9,637           5,905
      Amortization of deferred compensation                        459             320
      Amortization of gain on sale of real estate                  (78)            (78)
      Provision for doubtful accounts                           22,445          15,356
      Change in assets and liabilities, net of
           effect of businesses acquired --
      Increase in accounts receivable                          (40,368)        (27,102)
      Increase in inventories                                     (279)           (331)
      Decrease (increase) in prepaid expenses and other         (1,673)          1,029
      Increase (decrease) in accounts payable                   (2,865)            635
      Increase in accrued expenses and other                       307             256
      Increase in nonrefundable subscription income                362             596
      Increase (decrease) in deferred income taxes               1,837            (238)
                                                              --------        --------
         Net cash provided by (used in) operating activities    (2,729)          1,492
                                                              --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                 40,600          30,193
   Repayment of debt and capital lease obligations             (17,474)         (7,010)
   Borrowings of debt                                            2,016           1,003
   Issuance of common stock                                      2,070             688
                                                              --------        --------
         Net cash provided by financing activities              27,212          24,874
                                                              --------        --------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                        (13,806)         (7,977)
   Increase in other assets                                       (122)            ---
   Cash paid for businesses acquired                            (8,887)        (27,380)
                                                              --------        --------
         Net cash used in investing activities                 (22,815)        (35,357)
                                                              --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,668          (8,991)

CASH AND CASH EQUIVALENTS, Beginning of period                     900           9,849
                                                              --------        --------
CASH AND CASH EQUIVALENTS, End of period                      $  2,568        $    858
                                                              ========        ========



        The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three month and nine month periods ended March 31, 1996 and 1995 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations for that period.

         The results of operations for the three month and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for a full fiscal year.

(2)      ACQUISITIONS

         During the nine months ended March 31, 1996 the Company purchased the stock of ambulance service providers operating in New York state and Alabama, the assets of ambulance service providers operating in Ohio, Texas, South Carolina and Georgia and the stock of a fire service company operating in Oregon.

         The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB16) and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:

                                                  (in thousands)

                      Cash                            $ 8,887
                      Rural/Metro common stock            903
                      Notes payable to sellers          2,718
                      Assumption of liabilities         2,157
                                                      -------
                                                      $14,665
                                                      =======

         The common stock has been valued based upon certain restrictions placed on its subsequent resale.

         During October 1995 and March 1996, subsidiaries of the Company merged with and into two ambulance service providers operating in Indiana and an ambulance service provider operating in Ohio. The Company issued an aggregate of 405,077 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as pooling-of-interests in accordance with APB16.

         The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

         The pro forma combined condensed financial statements do not purport to represent what the Company's actual results of operations or financial position would have been had such transactions in fact occurred on such dates. The pro forma combined condensed statements of income also do not purport to project the results of operations of the Company for the current year or for any future period.

                             RURAL/METRO CORPORATION
           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1995
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED
                                                          JUNE 30, 1995
                                                     -------------------------
                                                                      PROFORMA
                                                     HISTORICAL       COMBINED
                                                     ----------       --------
      Revenue                                         $171,583        $236,588
      Income before extraordinary item                $  7,593        $ 11,228
      Earnings per share before extraordinary item       $0.92           $1.15


                                                          NINE MONTHS ENDED
                                                           MARCH 31, 1996
                                                     -------------------------
                                                                      PROFORMA
                                                     HISTORICAL       COMBINED
                                                     ----------       --------
     Revenue                                         $181,586        $194,227
     Net income                                      $  7,487        $  8,293
     Earnings per share                                 $0.79           $0.86

         Pro forma adjustments include adjustments to: (i) reflect amortization of the cost in excess of the fair value of net assets acquired
         (ii) adjust payroll and related expenses for the effect of certain former owners of the acquired businesses not being employed by the Company and to reflect the difference between the actual compensation paid to officers of the businesses acquired and the lower level of aggregate compensation such individuals would have received under the terms of employment agreements executed by the Company and such individuals; (iii)adjust other operating expenses to reflect the reduction of expenses related to certain real estate and buildings not acquired and sellers' costs incurred in connection with the sale of their respective businesses; (iv) adjust interest expense to reflect interest expense related to debt issued in connection with the acquisitions; and, (v) adjust income taxes to reflect the tax effect of the adjustments and the tax effect of treating all of the acquisitions as if they had C corporation status.

         Subsequent to March 31, 1996, the Company purchased the assets of ambulance service providers operating in New York and the stock of an ambulance service provider operating in South Dakota. The aggregate purchase price was $4.1 million. The Company paid cash of $2.9 million, issued notes payable to sellers of $0.7 million, issued 3,464 shares of the Company's common stock valued at $0.1 million and assumed $0.4 million of liabilities. These transactions were accounted for as purchases in accordance with APB16.

(3)      CREDIT AGREEMENTS AND BORROWINGS

         During September 1995, the Company funded a fully underwritten credit agreement for a $125 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's existing revolving credit facility and its notes payable. Approximately $75.5 million was outstanding on the credit facility at March 31, 1996.

         During April 1996, the Company issued 1,367,500 shares of its common stock in a public stock offering. The Company used the net proceeds of approximately $34.8 million to repay a portion of its revolving credit facility.

ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

The Company derives its revenue primarily from fees charged for ambulance and fire protection services. The Company provides ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and non-refundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between "911" emergency ambulance services and general transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities or fire districts or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. Provision for doubtful accounts is made for the expected difference between ambulance services fees and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

Because of the nature of the Company's ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in the Company's markets and is generally higher in markets in which the calls are primarily "911" emergency ambulance service calls. Rates in the Company's markets take into account the anticipated number of calls that may not result in transports. The Company does not separately account for expenses associated with calls that do not result in transports.

Revenue generated under fire protection services contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

Other revenue consists primarily of fees associated with alternative transportation services and is recognized when the services are provided.

Other operating expenses consist primarily of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

REVENUE

Total revenue increased $21.2 million, or 48.4%, from $43.8 million for the three months ended March 31, 1995 to $65.0 million for the three months ended March 31, 1996. Approximately $15.2 million of this increase resulted from the acquisition of ambulance service providers during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996. Ambulance services revenue in markets served by the Company in both of the three month periods ended March 31, 1995 and 1996 increased by 10.2%. Fire protection services revenue increased by $1.8 million, or 22.5%, from $8.0 million for the three months ended March 31, 1995 to $9.8 million for the three months ended March 31, 1996.

Total ambulance transports increased by 61,000, or 63.2%, from 122,000 for the three months ended March 31,1995 to 183,000 for the three months ended March 31, 1996. The acquisition of eleven ambulance service companies during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996 accounted for 57,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services. The increase also resulted from the acquisition of a fire service company during the first quarter of fiscal 1996.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $11.2 million, or 47.9%, from $23.4 million for the three months ended March 31, 1995 to $34.6 million for the three months ended March 31, 1996. This increase was primarily due to the acquisition of eleven ambulance service providers during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996.

Provision for doubtful accounts increased $2.6 million, or 47.3%, from $5.5 million for the three months ended March 31, 1995 to $8.1 million for the three months ended March 31, 1996. Provision for doubtful accounts decreased from 12.6% of total revenue for the three months ended March 31, 1995 to 12.5% of total revenue for the three months ended March 31, 1996, reflecting the effect of the acquisition of ambulance service providers operating in markets with higher receivable collections as a result of a greater mix of general transport activity.

Depreciation increased $0.9 million, or 56.3% from $1.6 million for the three months ended March 31, 1995 to $2.5 million for the three months ended March 31, 1996, primarily as a result of increased property and equipment from recent acquisition activity.

Amortization of intangibles increased by $0.4 million, or 80.0%, from $0.5 million for the three months ended March 31, 1995 to $0.9 million for the three months ended March 31, 1996. This increase was the result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.1% of total revenue for the three months ended March 31, 1995 to 1.4% for the three months ended March 31, 1996.

Other operating expenses increased approximately $3.5 million, or 41.2%, from $8.5 million for the three months ended March 31, 1995 to $12.0 million for the three months ended March 31, 1996, primarily due to increased expenses associated with the operation of the eleven ambulance service providers acquired during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996. Other operating expenses decreased from 19.4% of total revenue for the three months ended March 31, 1995 to 18.5% of total revenue for the three months ended March 31, 1996 as a result of operational efficiencies.

Interest expense increased by $0.9 million from $0.8 million for the three months ended March 31, 1995 to $1.7 million for the three months ended March 31, 1996. This increase was caused by higher debt balances, reflecting increased borrowings on the Company's revolving credit facility.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

REVENUE

Total revenue increased $61.6 million, or 51.3%, from $120.0 million for the nine months ended March 31, 1995 to $181.6 million for the nine months ended March 31, 1996. Approximately $45.5 million of this increase resulted from the acquisition of ambulance service providers during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996. Fire protection services revenue increased by $4.7 million and other revenue increased by $1.2 million.

Total ambulance transports increased by 203,000, or 64.0%, from 317,000 for the nine months ended March 31, 1995 to 520,000 for the nine months ended March 31, 1996. The acquisition of eleven ambulance service companies during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996 accounted for 188,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services. The increase also resulted from the acquisition of a fire service company during the first quarter of fiscal 1996.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $33.7 million, or 52.2%, from $64.5 million for the nine months ended March 31, 1995 to $98.2 million for the nine months ended March 31, 1996. This increase was primarily due to the acquisition of eleven ambulance service providers during the last quarter of fiscal 1995 and the first three quarters of fiscal year 1996.

Provision for doubtful accounts increased $7.1 million, or 46.1%, from $15.4 million for the nine months ended March 31, 1995 to $22.5 million for the nine months ended March 31, 1996. Provision for doubtful accounts decreased from 12.8% of total revenue for the nine months ended March 31, 1995 to 12.4% of total revenue for the nine months ended March 31, 1996 reflecting the effect of the acquisition of ambulance service providers operating in markets with higher receivable collections as a result of a greater mix of general transport activity.

Depreciation increased $2.5 million, or 54.3%, from $4.6 million for the nine months ended March 31, 1995 to $7.1 million for the nine months ended March 31, 1996, primarily due to increased property and equipment from recent acquisition activity.

Amortization of intangibles increased by $1.3 million, from $1.3 million for the nine months ended March 31, 1995 to $2.6 million for the nine months ended March 31, 1996. This increase was the result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.1% of total revenue for the nine months ended March 31, 1995 to 1.4% for the nine months ended March 31, 1996.

Other operating expenses increased approximately $10.7 million, or 45.1% from $23.7 million for the nine months ended March 31, 1995 to $34.4 million for the nine months ended March 31, 1996, primarily due to increased expenses associated with the operation of the eleven ambulance service providers acquired during the last quarter of fiscal 1995 and the first three quarters of fiscal 1996. Other operating expenses decreased from 19.8% of total revenue for the nine months ended March 31, 1995 to 18.9% of total revenue for the nine months ended March 31, 1996 as a result of operational efficiencies.

Interest expense increased by $2.3 million from $1.8 million for the nine months ended March 31, 1995 to $4.1 million for the nine months ended March 31, 1996. This increase was caused by higher debt balances, reflecting increased borrowings on the Company's revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, and the sale of stock through an initial public offering in July 1993, subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options previously issued.

During the nine months ended March 31, 1996 the Company used cash flow of $2.7 million, compared with cash flow generated by operations of $1.5 million for the nine months ended March 31, 1995.

During September 1995, the Company funded a fully underwritten credit agreement for a $125 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's existing revolving credit facility and its notes payable. Approximately $75.5 million was outstanding on the credit facility at March 31, 1996.

During the nine months ended March 31, 1996 the Company purchased the stock of ambulance service providers operating in New York state and Alabama, the assets of ambulance service providers operating in Ohio, Texas, South Carolina and Georgia and the stock of a fire service company operating in Oregon. The aggregate purchase price was $14.7 million. The Company paid cash of $8.9 million, issued notes payable to sellers totaling $2.7 million, issued 67,606 shares of Rural/Metro common stock valued at $0.9 million and assumed $2.2 million of liabilities. The cash portion of the acquisitions was funded through operating cash flow and through the Company's revolving credit facility. These transactions were accounted for as purchases in accordance with Accounting Principles Board Opinion No.16 (APB16).

During October 1995 and March 1996, subsidiaries of the Company merged with and into two ambulance service providers operating in Indiana and an ambulance service provider operating in Ohio. The Company issued an aggregate of 405,077 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as pooling-of-interests in accordance with APB16.

During August 1995, the Company registered for offer and sale up to 2,283,658 shares of common stock under a shelf registration statement. Approximately 337,000 shares included in this statement have been issued through April 1996 in connection with acquisitions.

During April 1996, the Company issued 1,367,500 shares of its common stock in a public stock offering. The Company used the net proceeds of approximately $34.8 million to repay a portion of its revolving credit facility.

Subsequent to March 31, 1996, the Company purchased the assets of ambulance service providers operating in New York and the stock of an ambulance service provider operating in South Dakota. The aggregate purchase price was $4.1 million. The Company paid cash of $2.9 million, issued notes payable to sellers of $0.7 million, issued 3,464 shares of the Company's common stock valued at $0.1 million and assumed $0.4 million of liabilities. These transactions were accounted for as purchases in accordance with APB16.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansion and acquisitions for the twelve months subsequent to March 31, 1996. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II --    OTHER INFORMATION

     Item 6a.    Exhibits:

                 10.16(c) Form of Change of Control Agreement by and between Registrant and the following executive officers, dated as indicated:

                             Executive Officer                 Date Signed
                             -----------------                 -----------
                             Warren S. Rustand                 November 3, 1995
                             James H. Bolin                    December 1, 1995
                             Robert T. Edwards                 December 1, 1995
                             Mark E. Liebner                   December 1, 1995
                             John E. Stuart                    December 1, 1995

                 10.16(d) Employment Agreement by and between Registrant and Warren S. Rustand dated November 3, 1995.

                 21.         Subsidiaries

                 27.         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RURAL/METRO CORPORATION





Date: May 15, 1996                       By /s/  W. R. Crowell
                                            ------------------------------------
                                              W. R. Crowell, Vice President
                                                and Principal Accounting Officer