Form 10-K405
period 1996-06-30
RURAL METRO CORP /DE/
filed 1996-09-30
CIK 906326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996           Commission file number 0-22056

                             Rural/Metro Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                     86-0746929
               --------                                     ----------

    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                      identification no.)


             8401 East Indian School Road, Scottsdale, Arizona 85251
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (602) 994-3886
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              ---------------------
                               Title of each Class

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of September 24, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average sales price of such stock as of such date on the Nasdaq National Market, was $322,276,891. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

         As of September 24, 1996, there were 11,353,874 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

PART I ..................................................................    2

     ITEM 1.  BUSINESS...................................................    2
     ITEM 2.  PROPERTIES.................................................   22
     ITEM 3.  LEGAL PROCEEDINGS..........................................   23
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   23

PART II .................................................................   24

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS...................................   24
     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................   25
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................   26
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   33
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...................   33

PART III ................................................................   34

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   34
     ITEM 11.  EXECUTIVE COMPENSATION....................................   34
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT............................................   34
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   34

PART IV .................................................................   35

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K..............................................   35

SIGNATURES ..............................................................   39

FINANCIAL STATEMENTS ....................................................  F-1

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         The Company provides "911" emergency and general transport ambulance services, fire protection services, and other safety or health care related services to municipal, residential, commercial, and industrial customers. The Company believes that it is the only multi-state provider of both ambulance and fire protection services in the United States and that it ranks as one of the largest private-sector providers of ambulance services and the largest private-sector provider of fire protection services. The Company currently serves over 150 communities located in Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Nebraska, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, and Texas. Ambulance services and fire protection services accounted for approximately 79% and 15%, respectively, of the Company's revenue for the fiscal year ended June 30, 1996.

         Founded in 1948, the Company has been instrumental in the development of protocols and policies applicable to the emergency services industry. The Company has grown significantly since the late 1970s both through internal growth and through acquisitions. To manage this growth, the Company invested in the development of management and operational systems that have resulted in productivity gains and increased profitability. The Company believes its current systems and controls position it to continue its growth internally as well as through acquisitions and enable it to operate profitably in both large and small communities. The Company completed four acquisitions in the fiscal year ended June 30, 1993, eight acquisitions in the fiscal year ended June 30, 1994, 11 acquisitions in the fiscal year ended June 30, 1995, and 18 acquisitions in the fiscal year ended June 30, 1996.

         Based on generally available industry data, the Company believes that expenditures for ambulance services in the United States exceeded $4 billion in 1994. Various factors, including the growth and aging of the population, and trends towards the use of outpatient services and specialized treatment facilities in an effort to contain health care costs have increased the demand for ambulance services. At the same time, industry factors have increased the standards of pre-hospital emergency care and have required faster ambulance response times, increasing the capital and technological resources necessary to provide higher levels of service. These factors, combined with the fragmented nature of the ambulance service industry, are contributing to consolidation within the industry. Volunteer fire departments, tax-supported fire districts, and municipal fire departments constitute the primary providers of fire protection services in the United States. Because emergency medical response represents a significant portion of fire response activity within fire departments, the Company believes that its ambulance and fire protection services operations are complementary. The Company believes that its integration of such services can provide operating economies, optimal coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities. Additionally, a variety of economic pressures on the public sector have increased opportunities for privatization and public/private partnerships in fire protection services.

         The Company pursues a strategy designed to enable it to expand its business in existing service areas, establish additional service areas, expand fire protection services, integrate existing services, improve productivity, and respond to the needs of the public sector and health care providers. This strategy includes plans to (i) acquire additional ambulance service providers operating in metropolitan areas and in communities surrounding the metropolitan areas that the Company currently serves or plans to serve; (ii) expand its emergency ambulance services through the pursuit of new contracts with municipalities and fire districts and its general ambulance services through increased marketing efforts to, and pursuit of other alliances with, managed care providers and other health care providers; (iii) expand its fire protection services into selected additional service areas through the pursuit of opportunities to supplant or enhance services provided by volunteer fire departments, expand its services to newly developed communities, and to privatize or develop public/private partnerships with tax supported fire districts and municipal fire departments; (iv) continue the integration of its fire protection and ambulance services to maximize operational efficiencies and synergies; and (v) improve its productivity through the more efficient utilization of equipment and personnel.

         The Company was incorporated in Arizona in 1948 and reincorporated in Delaware in May 1993. Unless the context indicates otherwise, all references to the "Company" refer to Rural/Metro Corporation and its subsidiaries. The Company maintains its principal executive offices at 8401 East Indian School Road, Scottsdale, Arizona 85251, and its telephone number is (602) 994-3886.

INDUSTRY CONSIDERATIONS

         Public-sector entities, private companies, and hospitals provide ambulance services. Public-sector entities generally serve as the first responder to requests for such emergency ambulance services and often provide emergency ambulance transport. When the public sector serves as first responder, private companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of general ambulance services. It is estimated that the ambulance service industry includes more than 10,000 providers of service, 2,000 or more of which are private. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including the Company, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

         The growth in ambulance service expenditures has resulted from both an increase in the number of transports and an increase in the average expenditures per transport. The growth and aging of the population, the greater use of outpatient care facilities and home care in response to health care cost containment efforts, and increased patient travel between specialized treatment health care facilities have increased the demand for emergency medical services and general ambulance services. The increased availability of "911" emergency service, the impact of educational programs on its use, and the practice of some members of the population of utilizing a hospital's emergency room as the source of their primary medical care also have increased the number of ambulance transports. Industry considerations require ambulance service providers to acquire more sophisticated emergency medical, dispatch, and communications equipment, hire more highly trained personnel, and develop more sophisticated dispatch and management systems to satisfy the faster response time and higher quality of medical care assurance criteria required by municipalities and fire districts for emergency ambulance services. Average expenditures per ambulance transport have increased as a result of the additional costs to meet these requirements. These requirements, combined with the fragmented nature of the industry, are contributing to consolidation within the industry. Service providers that do not have the financial or management resources to meet the requirements for higher levels of service are candidates for acquisition.

         Market reform continues to reshape the health care delivery system, with a shift from fee-for-service providers to managed care providers. Managed care providers are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. Managed care providers are attempting to manage hospital utilization by working with ambulance service providers to ensure transport of patients to affiliated facilities and avoid unnecessary inter-facility transports.

         Based on the Company's experience, the Company believes that its ambulance and fire protection services are complementary. Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 27,000 volunteer fire departments operate throughout the United States. Volunteer fire departments range from departments comprised entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, the private sector also provides fire protection services to industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities.

STRATEGY

         The Company's strategy is to enhance its position as a leading provider of emergency services in the United States. Key elements of this strategy include the acquisition of ambulance service providers, increased marketing efforts, expansion of fire protection services, integration of ambulance and fire protection operations, improved productivity, and satisfying the needs of the public sector and health care providers.

Acquisition of Ambulance Service Providers

         The Company seeks acquisitions that enable it to establish new service areas and acquisitions that enable it to expand its operations within its existing service areas. The Company believes that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, continues to provide an opportunity for the Company to acquire additional ambulance service providers that would benefit from its management and operational systems, resulting in productivity gains and enhanced levels of service.

         The Company considers a number of factors in evaluating a proposed acquisition candidate, including the quality of its management and medical personnel, its historical operating results and future earnings potential, the size and anticipated growth of its market, its relative position within that market, and the competition to be encountered in such market. The Company pays special attention to those potential service areas in which it can achieve maximum productivity by achieving market leadership over a regional area, by utilizing its ambulances to provide both "911" emergency and general ambulance services, and by integrating ambulance services with fire protection services.

Increased Marketing Efforts in Existing Ambulance Service Areas

         In addition to expansion through acquisitions, the Company plans to expand its general ambulance services through increased marketing efforts to hospitals, health maintenance organizations, and other health care providers and its emergency ambulance services through the pursuit of new contracts with municipalities and fire districts. These efforts will focus on the increased demand for emergency ambulance services caused by various factors, including the growth and aging of the population, as well as on the increased use of general ambulance services caused in part by increases in home health care, patient travel between specialized health care facilities, and increased requirements for transport to specific facilities operated by managed care providers. The Company intends to respond to the needs of managed care providers by delivering high quality, efficient, cost-effective services and the ability to transport patients to the most appropriate treatment facility, particularly in those geographic areas in which it has been able to achieve market leadership. The Company expects to pursue alliances with health care providers through the pursuit of service contracts, the development of relationships, and through acquisitions of health care and safety related providers, which would provide opportunities for the Company to integrate its services with such other service providers.

Expansion of Fire Protection Services

         The Company plans to increase its efforts to expand its fire protection services into areas not currently served by it, with particular emphasis on areas contiguous to its existing fire protection service areas as well as on certain areas in which the Company currently provides ambulance but not fire protection services. In seeking to expand its fire protection services, the Company plans to emphasize the benefits of its services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from its extensive experience, its fire prevention initiatives, its management and operational systems, and its system utilizing full-time fire fighters and part-time reservists. The Company's strategy includes efforts to provide service to businesses and residences in newly developed communities that have not yet arranged for fire protection services as well as in areas served by volunteer fire departments, tax-supported fire districts, and municipal fire departments. The Company plans to respond to the economic pressures on the public sector to reduce taxes and expenditures for emergency services by offering the opportunity for the privatization of tax-supported fire districts and municipal fire departments or for the establishment of public/private partnerships with fire districts and municipalities. The Company also intends to pursue opportunities to provide fire protection services to large industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other self-contained facilities.

Integration of Ambulance and Fire Protection Services

         Building upon the Company's successful integration of ambulance and fire services under its contract with the City of Scottsdale, the Company plans to continue the integration of its fire and ambulance services in certain of its service areas and to pursue opportunities to provide integrated services in new service areas. The Company believes that its integration of such services can provide operating economies, optimal coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities.

Productivity Improvement and Enhancement

         The Company intends to utilize its management and operational systems to achieve enhanced productivity and profitability in its existing operations and in acquired operations. The centralization of key management and operating systems permits the Company to achieve economies of scale at both the operational and corporate levels.

         The Company believes that the achievement of its goal of establishing market leadership in its various service areas (through initial acquisitions, follow-on acquisitions, alliances, and internal growth) will enable it to continue to improve its productivity in those areas by enabling it to more efficiently utilize its equipment and personnel, to better serve large regional health care providers, and to more effectively market its services. In certain cases, follow-on acquisitions in existing service areas enable the Company to enhance its productivity in that service area to an extent greater than the size of the acquisition itself.

CURRENT SERVICE AREAS

         The following table sets forth certain information with respect to the Company's current service areas. The Company provides its ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. It provides "911" emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services. Ambulance service contracts in some service areas provide for the payment of a subsidy to the Company. In some service areas, the Company is the only provider of both emergency and general ambulance services. In other service areas, the Company competes for general ambulance services. In all service areas, the Company responds to "911" emergency calls if requested by a municipality or fire district, even in the absence of a contract. The Company provides fire protection services under the name Rural/Metro Fire Department. Fire protection services are provided pursuant to master contracts or on a subscription basis.

                                                                                    INCEPTION OF SERVICE OR
                LOCATION                             TYPE OF SERVICE                DATE OF ACQUISITION
                --------                             ---------------                -------------------
ALABAMA         Baldwin County                       ambulance                      1996
                Montgomery                           ambulance                      1996
ARIZONA         Scottsdale                           fire and ambulance             1951 and 1984
                Maricopa County(1)                   fire and ambulance             1948 and 1976
                Phoenix Metro Area                   ambulance                      1984
                Tucson Metro Area and                fire and ambulance             1969 and 1972
                Pima County
                Yuma and Yuma County                 fire and ambulance             1969 and 1981
FLORIDA         Orange County and Orlando
                  Metro Area                         ambulance                      1984
                Pensacola and Panhandle Area         ambulance                      1994
GEORGIA         Gainesville/Northeast Georgia        ambulance                      1995
                Augusta                              ambulance                      1995
INDIANA         Indianapolis Metro Area              ambulance                      1995
                Terre Haute                          ambulance                      1995
                Anderson                             ambulance                      1995
                Richmond                             ambulance                      1995
IOWA            Council Bluffs Area                  ambulance                      1994
KENTUCKY        Covington                            ambulance                      1996
LOUISIANA       England Industrial Park              fire                           1995
NEBRASKA        Lincoln/Omaha Metro Areas            ambulance                      1994
NEW YORK        Syracuse Metro Area                  ambulance                      1994
                Rochester Metro Area                 ambulance                      1994
                Buffalo Metro Area                   ambulance                      1995
                Corning Metro Area                   ambulance                      1995
                Village of Rye Brook                 fire                           1996
                Niagara Falls                        ambulance                      1996
OHIO            Cleveland Metro Area                 ambulance                      1994
                Columbus Metro Area                  ambulance                      1994
                Port Columbus Airport                fire                           1995
                Akron                                ambulance                      1994
                Youngstown/Eastern Ohio              ambulance                      1995
                Cincinnati Metro Area                ambulance                      1996
OREGON          Grants Pass Area                     fire                           1995
PENNSYLVANIA    Northwestern Pennsylvania            ambulance                      1995
SOUTH CAROLINA  Columbia Metro Area                  ambulance                      1995
                Charleston Metro Area                ambulance                      1996
SOUTH DAKOTA    Sioux Falls                          ambulance                      1996
TENNESSEE       Knoxville Metro Area                 fire and ambulance             1977 and 1985
                Anderson County                      ambulance                      1995
                Blount County                        ambulance                      1985
                Cocke County                         ambulance                      1995
TEXAS           Houston Metro Area                   ambulance                      1988
                Borger                               ambulance                      1985
                Pampa                                ambulance                      1985
                Waco                                 ambulance                      1982
                Abilene                              ambulance                      1992
                Polk County                          ambulance                      1992
                Dallas Metro Area                    ambulance                      1992
                Montgomery County                    ambulance                      1995
                Arlington                            ambulance                      1996

- ----------
(1) Certain incorporated areas and a substantial portion of unincorporated Maricopa County.

AMBULANCE SERVICES

Emergency Medical Services

         The Company generally provides emergency medical ambulance services pursuant to contracts with counties, fire districts, and municipalities. These contracts typically appoint the Company as the exclusive provider of "911" emergency ambulance services in designated service areas and require the Company to respond to every "911" emergency medical call in those areas. The Company responds to virtually all "911" calls with advanced life support ("ALS") ambulance units. The Company staffs its ALS ambulance units with two paramedics or one paramedic and an emergency medical technician ("EMT") and equips such units with ALS equipment (such as cardiac monitors, defibrillators, and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

         Upon arrival at an emergency, the ALS crew members deploy portable life support equipment, ascertain the patient's medical condition and, if required, begin life support techniques and procedures that may include airway intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions. The crew also may perform basic life support ("BLS") services which include basic airway management, hemorrhage control, stabilization of fractures, emergency childbirth, and basic vehicle extrication. As soon as medically appropriate, the patient is placed on a portable gurney and carried into the ambulance. While a paramedic monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. En route, the ALS crew alerts the hospital regarding the patient's medical condition, and if necessary, the attending paramedic seeks advice from a hospital emergency room physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency room.

General Ambulance Services

         The Company provides general ambulance services to patients requiring a basic level of medical supervision during transfer to and from residences and health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy treatment) available at another facility. The Company utilizes ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs and the proximity of available units. The Company staffs its BLS ambulance units with two EMTs and equips such units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

         The Company also provides critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by the Company or by a health care facility to attend to a patient's special medical needs.

         In addition to ambulance services, the Company provides nonmedical transportation for the handicapped and the elderly in certain service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, the Company utilizes vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation ("CPR").

         The Company provides general ambulance services, critical care transports, and nonmedical transportation services pursuant to contracts with health care facilities or at the request of a patient. Such services may be scheduled in advance or provided on an as needed basis. Contracts with managed care providers provide for reimbursement on a per transport basis or on a "capitated" basis under which the Company receives a fixed fee per person per month.

Medical Personnel and Quality Assurance

         Paramedics and EMTs must be state certified in order to transport patients and to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the United States Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by the Company served as EMTs for the Company prior to their certification as paramedics.

         Local physician advisory boards develop medical protocols to be followed by paramedics and EMTs in a service area. In addition, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

         The Company maintains a commitment to provide high quality pre-hospital emergency medical care. In each location in which the Company provides services, a medical director, who usually is a physician associated with a hospital the Company serves, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, the Company holds retrospective care audits with its employees to evaluate compliance with medical and performance standards.

         The Company was one of the first ambulance service providers to obtain accreditation from the Commission on Accreditation of Ambulance Services, a joint program between the American Ambulance Association and the American College of Emergency Physicians. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. The Company believes municipalities and managed care providers will consider accreditation as one of the criteria in awarding contracts in the future.

FIRE PROTECTION SERVICES

         Fire protection services consist primarily of fire prevention and fire suppression. Other fire protection related activities include hazardous material containment, underwater search and recovery, mountain and confined space rescue, and public education. The Company provides various levels of fire protection services ranging from fire stations that are fully staffed 24 hours per day to unmanned reserve stations. The Company generally provides its services to municipalities and other governmental bodies pursuant to master contracts or certificates of necessity and to residences, commercial establishments, and industrial complexes pursuant to subscription fee and other fee-for-service arrangements. Federal and state governments contract with the Company from time to time to suppress forest fires or wildfires on government lands.

         The Company has placed fire prevention and education in the forefront of its fire protection services and has developed a comprehensive program to prevent and minimize fires rather than emphasizing a standing army to respond to fires that occur. The Company believes that effective fire protection requires the intensive training of personnel, the effective utilization of fire equipment, the establishment of effective communication centers for the receipt of emergency calls and the dispatch of equipment and personnel, the establishment and enforcement of strict fire codes, and community educational efforts.

         The Company seeks to provide quality fire protection services at reduced costs. The Company believes that it provides fire protection services at a cost significantly lower than the national average as a result of its emphasis on fire prevention, its advanced systems, and its use of a combination of full-time fire fighters and part-time reservists. Based upon generally available industry data, the Company believes that fire loss per capita in the areas serviced by the Company has been substantially less than the national average.

Fire Protection Personnel

         The Company's ability to provide its fire protection services at relatively low costs results from its efficient use of personnel in addition to its fire prevention efforts. Typically, personnel costs represent more than two-thirds of the cost of providing fire protection services. The Company has been able to reduce its labor costs through a system that utilizes full-time firefighters complemented by paid part-time reservists as well as a modified every other day shift schedule. By using trained reservists on an as needed basis, the Company has the ability to utilize full-time fire fighters on a cost-effective basis. Reservists comprise approximately 45% of the Company's operational work force.

         All full-time and reservist firefighters undergo extensive training, which exceed the standards established by the National Fire Protection Association ("NFPA"), and must qualify for state certification before being eligible for full-time employment by the Company. Since approximately 70% to 80% of the Company's fire response activity consists of emergency medical response, all of the Company's firefighters are trained EMTs and some firefighters are paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

Fire Response

         An alarm typically results in the dispatch of one or more engine companies (each of which consists of an engine and two to four firefighters, including a captain), a fire chief, and such other equipment as circumstances warrant. The amount of equipment and personnel depends upon the type, location, and severity of the incident. The Company generally responds to emergency medical calls and small fires (such as grass or dumpster fires not involving the risk of spreading) with a single engine staffed by two firefighters. The Company utilizes its dispatch capabilities to reposition equipment and firefighters to maximize the availability and use of resources in a cost-effective manner.

Fire Prevention

         The Company believes that fire prevention programs result in both lower fire loss and significant overall cost savings. The Company's fire prevention programs include advice and recommendations for and the encouragement of various fire prevention methods, including fire code design, building design to inhibit the spread of fire, the design of automatic fire suppression sprinklers, fire detector and smoke detector installations, the design of monitoring and alarm systems, the placement and inspection of fire hydrants, fire code inspection and enforcement, and the determination of fire cause and origin in arson suspected fires. In addition, the Company's personnel perform community education programs designed to reduce the risk of fire and increase the Company's community profile.

         The Company believes that its long standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes the Company's philosophy of fire prevention. With the cooperation and assistance of the Company, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. The Company believes that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services provided by the Company, Scottsdale's per capita cost for fire protection is 46% lower than the national average and that its per capita fire loss is more than 200% less than the national average.

FIRE TRAINING SERVICES AND PROTECTION SERVICES

         The Company has instituted industrial fire training services and protection services and provides sophisticated training for industrial, professional, and specialized firefighters using live burn training to simulate realistic firefighting situations. The training permits fire brigade and emergency response teams to meet increased federal training requirements, the Occupational Safety and Health Act ("OSHA"), and other regulatory requirements for work place safety and on-site response teams.

         The Company anticipates that its training services to industrial, petrochemical, and other large private concerns will enhance its ability to enter into contractual relationships to provide fire protection, security, and other safety related services to these concerns and permit the complexes to replace their fire brigades with professional firefighters and emergency response teams. These activities have not resulted in significant revenue to date. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in greatly reduced cost to the industrial complexes for such services.

         The Company is testing the use of its communications centers for home security and home fire alarm monitoring to complement the emergency services it offers. The Company believes protection services can be integrated with fire protection and ambulance services for optimal efficiency and maximum cost-effectiveness.

MANAGEMENT SYSTEMS

         The Company utilizes sophisticated management systems, which it believes enhance the productivity and profitability of the Company's existing operations and enable it to enhance the productivity and profitability of acquired operations. These systems permit the Company to achieve economies of scale at the local operational level through the proper utilization of personnel and equipment and at the corporate level through centralized systems for billings, collections, purchasing, accounting, cash management, human resources, risk management, and third-party reimbursement.

         The Company has developed measurement systems that permit management to monitor the performance level of each operation on a continual basis. The Company's centralized management and information systems permit managers to direct their attention primarily to operations. The systems include centralized billings and collections procedures that provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits the Company to achieve significant discounts in the purchase of equipment and supplies through a Company-developed catalogue from which managers select items needed for their operations. Centralized third-party reimbursement allows the Company to maximize the utilization of its expertise in Medicare, Medicaid, and other third-party payor reimbursement programs and to ensure the most favorable classification for all of the Company's operations under such programs.

         The Company believes its investment in management systems and its effective use of such systems represent key components in its success. The Company's financial reporting system facilitates the Company's successful integration of acquired companies. The Company is committed to an ongoing enhancement of its systems to provide productive, timely information, and effective controls and believes that its management systems have the capability to support sustained long-term growth.

HUMAN RESOURCES

         The Company strives to maximize the operational autonomy of its managers. Managers receive extensive training in the use of management systems, customer service, and supervisory practices. The Company's centralized human resources division increases the Company's ability to assign the most appropriate personnel for a position within any given operation and to reassign personnel as necessary to meet operational needs. The human resources department participates in all areas of training, career development, and succession planning of employees and assesses the Company's personnel needs.

DISPATCH AND COMMUNICATIONS

         The Company uses system status plans and flexible deployment systems to position its ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response time and increasing efficient use of resources. In certain service areas with a large volume of calls, the Company analyzes data on traffic patterns, demographics, usage frequency, and similar factors with the aid of computers to help it determine optimal ambulance deployment and selection. The center that controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by the Company itself. Each control center utilizes computer hardware and software and sophisticated communications equipment and maintains responsibility for fleet deployment and utilization 24 hours a day, seven days a week.

         Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives "911" emergency medical calls either dispatches the Company's ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to the Company's control center which in turn dispatches ambulances to the scene. In most service areas, the Company's control center receives the calls from the police after the police have determined the call is for emergency medical services. When the Company receives the "911" call, it dispatches one or more ambulances directly from its control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs with additional training that enables them to instruct a caller about applicable emergency medical procedures, if necessary. In the Company's larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene.

         The Company's communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, that also may be responding to a call.

         Deployment and dispatch also represent important factors in providing non-emergency ambulance services. The Company implements system status plans for these services designed to assure appropriate response times to non-emergency calls.

         The Company utilizes communication centers in its fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for its ambulance services. Response time represents an important criteria in the effectiveness of fire suppression. Depending upon the area served, the Company's response time from the receipt of a call to the arrival on the scene generally varies from 4 to 15 minutes. Response times depend on the level of protection sought by the Company's customers in terms of fire station spacing, the size of the service area covered, and the amount of equipment and personnel dedicated to fire protection.

BILLINGS AND COLLECTIONS

         The Company currently maintains twelve billing and payment processing centers and a centralized billing and collection system at its headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized system only if payment is not received in a timely manner. Customer service is directed from each of the regional centers.

         The Company derives a substantial portion of its ambulance fee collections from reimbursement by third-party payors, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. The Company also collects payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. During fiscal 1994, 1995, and 1996, the Company derived approximately 35%, 33%, and 27%, respectively, of its net ambulance fee collections from Medicare, 11%, 12%, and 11%, respectively, from Medicaid, 37%, 40%, and 41%, respectively, from private insurers (including prepaid health plans and other non-government sources), and 17%, 15%, and 21%, respectively, directly from patients. Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for the Company to evaluate the creditworthiness of patients requiring emergency transport services. The Company's allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests.

         The Company has substantial experience in processing claims to third-party payors and employs a collection staff specifically trained in third-party coverage and reimbursement procedures. The Company uses specialized proprietary software systems to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payors and has the capability to electronically submit claims to the extent third-party payors systems permit. The Company's systems provide for accurate tracking of accounts receivable and status pending payment, which facilitates the effective utilization of personnel resources to resolve workload distribution and problem invoices. The Company uses an automated dialer that preselects and dials accounts based on their status within the billing and collection cycle, which optimizes the efficiency of the collection staff. The Company believes that its experience in processing third-party claims reduces the collection time of its receivables and results in fewer rejected claims based on incomplete or inaccurate information.

         State licensing requirements as well as contracts with counties, municipalities, and health care facilities typically require the Company to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, the Company often does not receive compensation for services provided to patients who are not covered by Medicare, Medicaid, or private insurance. The anticipated level of uncompensated care and allowance for uncollectible accounts may be considered in determining the Company's subsidy and permitted rates under contracts with a county or municipality.

MARKETING AND SALES

         Counties, fire districts, and municipalities generally award contracts to provide "911" emergency services either through requests for competitive proposals or bidding processes. In some instances in which the Company is the existing provider, the county or municipality may elect to renegotiate the Company's existing contract rather than re-bid the contract. The Company believes that counties, fire districts, and municipalities consider the quality of care, historical response time performance, and total cost, both to the municipality or county and to the public, to be the most important factors in awarding contracts.

         The Company markets its non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. The Company believes that its status as a "911" provider in a designated service area increases its visibility and enhances its marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services. The Company has implemented customer service training for all its personnel in recognition of the increasing awareness of managed care providers to the importance of customer service.

         The Company markets its fire protection services to subscribers in rural and suburban areas, volunteer fire departments, tax-supported fire districts and municipalities, newly developed communities, and industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities. The Company also provides fire protection services to newly developed communities where the subscription fee is included in the homeowner's association assessment.

CONTRACTS

         The Company enters into contracts with counties, municipalities, and fire districts to provide "911" emergency ambulance services in designated service areas. These contracts typically specify maximum fees that the Company may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, and insurance coverage. Counties, municipalities, and fire districts also may require the Company to provide a performance bond or other assurances of financial responsibility. The amount of the subsidy, if any, that the Company receives from a county, municipality, or fire district, and the rates that the Company may charge for services under a contract for emergency ambulance services, depend in large part on the nature of the services rendered and performance requirements. The four largest ambulance contracts accounted for 29%, 24%, and 16% of total revenue for the fiscal years ended June 30, 1994, 1995, and 1996, respectively, with the contract with Orange County, Florida accounting for 14%, 9%, and 7%, respectively, of total revenue for the same periods. Rates to be charged under the Orange County contract are agreed upon between the Company and the county. The Company does not receive any subsidy from the county under this contract.

         The Company provides fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance based and require the Company to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require the Company to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. The largest of these contracts accounted for 8%, 6%, and 4% of total revenue for the fiscal years ended June 30, 1994, 1995, and 1996, respectively.

         The Company provides fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. The Company derived approximately 53% of its fire protection service revenue from subscriptions for fiscal 1994, 56% for fiscal 1995, and 51% for fiscal 1996. The Company had subscription contracts with approximately 93,000 and 107,000 subscribing households as of June 30, 1995 and 1996, respectively, and approximately 3,000 commercial subscribers as of June 30, 1995 and 1996, primarily in Arizona, Knox County, Tennessee and Grants Pass, Oregon. Subscription fees are collected annually in advance. Subscribers also pay a membership fee upon subscribing for service. In the event that the Company provides service for a nonsubscriber, the Company directly bills the property owner for the cost of services rendered. The Company has developed a computerized fire subscription billing system that allows the Company to monitor accounts. The Company experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any government agency in the Company's service areas.

         The Company's contracts generally extend for terms of three to five years, with several contracts having terms of up to ten years. The Company attempts to renegotiate contracts substantially in advance of the expiration date and generally has been successful in such renegotiations. The following table sets forth certain information regarding the Company's five primary contracts at September 24, 1996 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                                       EXPIRATION
                                    TERM IN YEARS         DATE           TYPE OF SERVICE(1)
                                    -------------      ----------        ------------------
Ambulance
Orange County, Florida(2)..........       2          September 1998      911/General
Rochester, New York(3).............       4          October 2000        911
Knox County, Tennessee(4)..........       4          June 1997           911
Tucson, Arizona(5).................       3          July 1997           911
Integrated Fire and Ambulance
Scottsdale, Arizona(6).............       5          July 2001           911

- -------------------
(1) Type of service for ambulance contracts indicates whether "911" emergency or general ambulance services or both are provided pursuant to the contract.
(2) The contract was first entered into in 1962 by a provider that was acquired by the Company in July 1984.
(3) The contract was first entered into in 1988 by a provider that was acquired by the Company in May 1994.
(4)      The contract was first entered into in July 1985 by the Company.
(5)      The contract was first entered into in July 1993 by the Company.
(6) The contract was first entered into in 1952 by the Company. The contract has two five-year renewal options exercisable by the City of Scottsdale.

         The Company also enters into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate the Company as the first ambulance service provider contacted to provide non-emergency ambulance services to those facilities and permit the Company to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. The Company provides a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services.

COMPETITION

         The ambulance service industry is highly competitive. The principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. In addition, there can be no assurance that counties, municipalities, fire districts, hospitals, or health care facilities that presently contract for ambulance services will not choose to provide ambulance services directly in the future. The Company is experiencing increased competition from fire departments to provide ambulance service. Several of the Company's current and potential competitors have greater capital and other resources than the Company. Ambulance service providers compete primarily on the basis of quality of service, performance, and cost. The Company believes that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities create barriers to providers seeking to enter new markets other than through acquisition.

         Fire protection services for residential and commercial properties are provided primarily by tax-supported fire districts or municipalities, and volunteer departments. Private providers represent a small portion of the total fire protection market. The private sector provides fire protection services primarily where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services. No assurance can be given that fire districts or municipalities will continue to contract for fire protection services. In areas where no governmental entity has assumed financial responsibility for providing fire protection, the Company provides fire protection services on a subscription basis. No assurance can be given that a subscription area will not be annexed by a municipality or be converted to a fire district that provides service directly rather than through a master contract.

GOVERNMENTAL REGULATION

         The Company's business is subject to governmental regulation at the federal, state, and local levels. At the federal level, the Company is subject to regulations under OSHA designed to protect employees of the Company. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities. Various state agencies may modify these standards.

         Each state in which the Company operates regulates various aspects of its ambulance business. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. The Company's contracts in its current service areas typically prescribe maximum rates that the Company may charge for services. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. Rate setting agencies may set rates to compensate service providers by requiring paying customers to subsidize those who do not or cannot pay. Regulations applicable to ambulance services may vary widely from state to state.

         Applicable federal, state, and local laws and regulations are subject to change. The Company believes that it currently is in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require the Company in the future to increase its capital and operating expenditures in order to maintain current operations or initiate new operations.

REIMBURSEMENT

         The Company must comply with various requirements in connection with its participation in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for paying the balance of the bill, and Medicare requires the Company to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

         Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind, or disabled or members of families with dependent children. Medicaid programs or a state equivalent exist in all states in which the Company operates. Although Medicaid programs differ in certain respects from state to state, all are subject to federal requirements. State Medicaid agencies have the authority to set levels of reimbursement within federal guidelines. The Company receives only the reimbursement permitted by Medicaid and is not permitted to collect from the patient any difference between its customary charge and the amount reimbursed.

         Like other Medicare and Medicaid providers, the Company is subject to governmental audits of its Medicare and Medicaid reimbursement claims. The Company has not experienced significant losses as a result of any such audit.

         Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries, and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. Congressional hearings in December 1994 addressed efforts within the Health Care Financing Administration ("HCFA") to revise reimbursements for ALS service. Reimbursement is currently permitted if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. The new proposal would reimburse at ALS rates only if ALS services were medically necessary. The Company expects such a proposal to receive substantial opposition and may require contract renegotiations or other action by the Company to offset any negative impact of a change in reimbursement policies. No assurance can be given that future funding levels for Medicare and Medicaid programs will be comparable to present levels. Changes in the reimbursement policies as a result of budget cuts or other government action could adversely affect the Company's operations.

INSURANCE

         The Company carries a broad range of automobile and general liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that the Company considers adequate for the protection of its assets and operations. The Company operates in some states that adhere to legal standards that hold emergency service providers to a gross negligence standard in the delivery of emergency medical care, thereby subjecting them to less exposure for tort judgments. The Company is subject to accident claims as a result of the normal operation of its fleet of ambulances and fire vehicles. There can be no assurance, however, that the coverage limits of the Company's policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company and its financial condition. Claims against the Company, regardless of their merit or outcome, also may have an adverse effect on the Company's reputation and business. The Company has undertaken to minimize its exposure through an active risk management program.

EMPLOYEES

         At September 24, 1996, the Company employed approximately 3,950 full-time and 2,950 part-time employees, including 4,500 involved in ambulance services, 550 in fire protection services, 500 in integrated ambulance and fire protection services, and 1,350 in management, administrative, clerical, and billing activities. Of these employees, 1,850 are paramedics and 2,700 are EMTs. The Company is a party to a collective bargaining agreement relating to its Rochester, New York operations. The Company considers its relations with employees to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

        NAME               AGE                           POSITION
        ----               ---                           --------
Warren S. Rustand          53       Chairman of the Board, Chief Executive
                                      Officer, and Director
James H. Bolin             44       President and Director
Robert T. Edwards          56       Executive Vice President and Director
Mark E. Liebner            44       Senior Vice President -- Chief Financial
                                      Officer and Treasurer
John E. Stuart             55       Senior Vice President -- Marketing and
                                      New Business Development
Tracy Bannon               37       Vice President -- Human Resources
William R. Crowell         37       Vice President -- Financial Services
Kurt R. Davis              34       Vice President -- Public Affairs and Corporate
                                         Communications
James E. Stenger           53       Vice President -- Executive Assistant to the President
Michel A. Sucher, M.D.     49       Vice President -- Medical Affairs
Martin A. Yenawine         50       Vice President -- Assistant to the President
Louis G. Jekel             55       Secretary and Director

         In March 1995, the Board of Directors established an Office of Chief Executive; it is currently comprised of three members, Mr. Rustand, Mr. Bolin and Mr. Edwards. The Office of Chief Executive oversees the operation and management of the Company and develops and implements strategic and long-range planning for the Company.

         WARREN S. RUSTAND has served as Chief Executive Officer of the Company since August 1996, Chairman of the Board of Directors since May 1994, and a member of the Board of Directors since August 1993. He also is a member of the Office of Chief Executive. Mr. Rustand has been Chairman and Chief Executive Officer of The Cambridge Company, Ltd., a merchant banking and management consulting firm, since 1987. He has served as Chairman of Health Partners of Arizona, a managed care provider, since February 1996. Mr. Rustand is also Chairman of an additional company and director of four companies, including LucasVarity PLC, a New York Stock Exchange listed company. Mr. Rustand served as appointments secretary to President Ford from 1974 to 1976, and as special assistant to Mr. Ford while he was Vice President in 1973 and 1974.

         JAMES H. BOLIN has served as the President of the Company since March 1995 and a member of its Board of Directors since February 1981. He also is a member of the Office of Chief Executive. Mr. Bolin served as Senior Vice President-Ambulance Services of the Company from October 1991 until March 1995, Chief Financial Officer from October 1988 through September 1991, Senior Vice President-Finance from August 1986 through September 1988, and Vice President-Finance from April 1981 through July 1986. Mr. Bolin also is the Chairman and Treasurer of the Rural/Metro ESOP Administrative Committee. Mr. Bolin is a certified public accountant.

         ROBERT T. EDWARDS has served as Executive Vice President of the Company since October 1995 and a member of its Board of Directors since May 1993. He is also a member of the Office of Chief Executive. He served as Senior Vice President -- Fire Protection Services of the Company from August 1991 until October 1995. He served as Vice President and General Manager of the Company's Maricopa County operations from February 1989 to August 1991 and as Vice President from July 1986 until August 1991. From 1978 to July 1986, Mr. Edwards served in various capacities with the Company.

         MARK E. LIEBNER has served as Senior Vice President of the Company since August 1994 and as Chief Financial Officer of the Company since October 1991. From October 1991 to August 1994, Mr. Liebner served as Vice President of the Company. From July 1988 until September 1991, he was a Vice President of Van Kampen Merritt, a Xerox financial services company, having served in a consulting capacity to the Company in connection with its 1990 debt restructurings.

         JOHN E. STUART has served as Senior Vice President -- Marketing and New Business Development of the Company since January 1996 after having served as Senior Vice President -- Marketing of the Company from May 1993 through January 1996. Mr. Stuart served as Senior Vice President-Service Establishments for American Express Travel Related Services, Inc. in London from January 1990 until joining the Company in May 1993 and as Senior Vice President-Marketing and Sales of that company from January 1988 through December 1989.

         TRACY BANNON has served as Vice President -- Human Resources since November 1993. She served as Corporate Director of Human Resources for Doubletree Hotels, Inc. from 1987 until joining the Company in November 1993.

         WILLIAM R. CROWELL has served as Vice President -- Financial Services of the Company since January 1993 after having served as Director of Financial Services from July 1992 through December 1992. Mr. Crowell served as Vice President -- Finance of Peter Piper, Inc., an international franchisor and food-service retailer, from January 1990 through June 1992 and as Assistant Corporate Controller of W.A. Krueger Co., a publicly held printing company, from April 1988 through December 1989. Mr. Crowell is a certified public accountant.

         KURT R. DAVIS has served as Vice President -- Public Affairs and Corporate Communications since August 1995. Mr. Davis joined the Company in February 1992 as Director of Governmental Relations. After an eighteen-month sabbatical as Executive Assistant to Arizona Governor Fife Symington, Mr. Davis returned to the Company in January 1995 as National Director of Public Affairs. Mr. Davis served as Executive Director of the Arizona Republican Party from 1987 through 1991, and as Director of Intergovernmental Affairs and Issues Analysis in the Arizona Attorney General's Office from 1991 until joining the Company.

         JAMES E. STENGER has served as Vice President -- Executive Assistant to the President of the Company since February 1989. He served as Vice President and General Manager of the Company's Pima and Yuma Counties operations from February 1989 through June 1991 and as a Vice President and General Manager of the Company's Maricopa County operations from July 1987 through January 1989. He served in various capacities with the Company from 1966 to June 1987.

         MICHEL A. SUCHER, M.D., has served as Vice President -- Medical Affairs of the Company since January 1995. He served as National Medical Director for the Company from 1984 to 1995. From 1974 to 1995, Dr. Sucher engaged in the private practice of emergency medicine and held several positions at Scottsdale Memorial Hospital, including the most recent position as President of the Medical Staff. Dr. Sucher is board certified by the American Board of Emergency Medicine and is a member of the American College of Emergency Physicians.

         MARTIN A. YENAWINE has served as Vice President -- Assistant to the President since August 1995. Mr. Yenawine joined the Company in February 1994 as Assistant to the President. Prior to joining the Company, Mr. Yenawine was President of Eastern Paramedics, Inc., an ambulance service provider acquired by the Company in February 1994. He currently serves as the president of the American Ambulance Association.

         LOUIS G. JEKEL has served as Secretary of the Company and as a member of its Board of Directors since 1968. Mr. Jekel directs the Company's Wildland Fire Protection Operations with the State of Arizona and the federal government. Mr. Jekel is also the Secretary of the Rural/Metro ESOP Administrative Committee. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

SPECIAL CONSIDERATIONS

Dependence on Certain Business Relationships

         The Company depends to a great extent on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The Company's five largest contracts accounted for approximately 30% and 22% of total revenue for the fiscal years ended June 30, 1995 and 1996, respectively, with one contract accounting for approximately 9% and 7% of total revenue for the same periods. The loss or cancellation of any one or more of these contracts could have a material adverse effect on the Company and its operations. No assurance can be given that the Company will be successful in retaining its existing contracts or in obtaining new contracts for ambulance services or for fire protection services. The Company also faces the risk that areas in which it provides fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities. See "Business - Marketing and Sales," "Business - Contracts" and "Business - Competition" contained in Item 1 of this Report.

Acquisition Strategy

         The Company's strategy with respect to ambulance services depends in large part on its continued ability to acquire and to operate successfully additional ambulance service providers. The Company completed four acquisitions in fiscal 1993, eight acquisitions in fiscal 1994, 11 acquisitions in fiscal 1995, and 16 acquisitions of ambulance service providers in fiscal 1996. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates, that it will be able to consummate any such acquisitions, or that it will be able to integrate any such acquisitions successfully into its operations. In addition, competition for acquisitions is increasing within the ambulance service industry and may result in the escalation of purchase prices for acquisitions and the decreased availability of attractive acquisition candidates. The Company expects to use cash and securities, including Common Stock, as the principal consideration for future acquisitions. The Company's acquisition program could be adversely affected if the Company does not generate sufficient cash for future acquisitions from existing operations or through external financings. There can be no assurance that the Company's operations will generate sufficient cash for acquisitions, that any additional financings for acquisitions will be available if and when needed or on terms acceptable to the Company, or that financing that is obtained will be able to be deployed on a prompt basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

Possible Adverse Changes in Reimbursement Rates or Coverage

         Payments received from third-party payors (including Medicare, Medicaid, and private insurers) represent a substantial portion of the Company's ambulance receipts. The Company derived approximately 85% and 79% of its net ambulance fee collections from such third-party payors during fiscal 1995 and 1996, respectively. The continuing efforts of third-party payors to control expenditures for health care, including proposals to revise reimbursement policies, may affect the revenue, cash flow, and profitability of the Company. In addition, the financial instability of private third-party payors as well as budget pressures and cost shifting by governmental payors may influence the Company's receipt of reimbursements. A reduction in coverage or reimbursement rates by third-party payors could have a material adverse effect on the Company's results of operations. See "Business - Billings and Collections," "Business - Governmental Regulation" and "Business - Reimbursement" contained in
Item 1 of this Report.

Impact of Rate Structures and Limitations on Rates of Return

         State or local government regulations or administrative policies regulate rate structures in most states in which the Company conducts ambulance operations. In certain service areas in which the Company is the exclusive provider of services, the municipality or fire district sets the rates for emergency service pursuant to a master contract and establishes the rates for general ambulance services that the Company is permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. The State of Arizona establishes a rate of return on sales the Company is permitted to earn in determining the ambulance service rates the Company may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 14% and 11% of total revenue for the fiscal years ended June 30, 1995 and 1996, respectively. No assurance can be given that the Company will be able to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated. Under present coverage programs with third-party payors, the Company faces the continuing risk of nonreimbursement to the extent that uninsured individuals require ambulance service. Changes in demographics in the Company's markets could increase the Company's risk of doubtful accounts which, in turn, could have a material adverse effect on the Company's operating results. See "Business - Billings and Collections" and "Business - Governmental Regulation" contained in item 1 of this Report.

         Municipalities and fire districts negotiate the payments to be made to the Company for fire protection services pursuant to master contracts. These master contracts are based on a budget and on level of effort or performance criteria desired by the municipalities and fire districts. No assurance can be given that the Company will be successful in negotiating or maintaining profitable contracts with municipalities and fire districts. See "Business - Contracts" contained in Item 1 of this Report.

Governmental Regulation

         Numerous federal, state, and local laws and regulations govern various aspects of the business of ambulance service providers, covering matters such as licensing, rates, employee certification, environmental matters, and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject the Company to certain liabilities or restrictions which traditionally have applied only to governmental bodies or to which they are otherwise immune. There can be no assurance that federal, state, or local governments will not adopt laws or regulations that would increase the Company's cost of doing business, lower reimbursement levels, or otherwise have a material adverse effect on the Company's business. See "Business - Governmental Regulation" and "Business - Reimbursement" contained in Item 1 of this Report.

Industry Considerations

         Numerous legislative proposals have been considered that would result in major reforms in the United States health care system. The Company cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on the Company's business. In addition, managed care providers are attempting to contain health care costs through the use of outpatient services and specialized treatment facilities. No assurance can be given that changing industry practices will not have an adverse effect on the Company.

Competition

         The ambulance service industry is highly competitive. The Company currently encounters competition in providing ambulance services from governmental entities (including fire districts), hospitals, other national ambulance service providers, large regional ambulance service providers, and numerous local and volunteer private providers. In addition, there can be no assurance that municipalities, fire districts, or health care organizations that currently contract for ambulance services will not choose to provide ambulance services directly in the future. The Company is experiencing increased competition from fire departments to provide emergency ambulance service. Some of the Company's current competitors and certain potential competitors have greater capital and other resources than the Company. Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for the provision of fire protection services or has not assumed the financial responsibility for fire protection. In these situations, the Company provides services for a municipality or fire district on a contract basis or provides fire protection services directly to residences and businesses on a subscription basis. There can be no assurance that the Company will be able to obtain additional fire protection businesses on a contractual or subscription basis, that fire districts or municipalities will not choose to provide fire protection services directly in the future, or that areas in which the Company provides services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities. See "Business - Competition" contained in Item 1 of this Report.

Dependence on Management and Other Key Personnel

         The Company's success depends upon the retention of principal key personnel and the recruitment and retention of additional key personnel. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or attract and retain necessary additional personnel. The Company's internal growth and its expansion into new geographic areas will require additional expertise, such as marketing and operational management. These growth and expansion activities will further increase the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company entered into three-year employment agreements with its executive officers in May 1993, which were renewed in December 1995, and has entered into similar agreements with certain other executive officers as they have joined the Company. The Company maintains "key person" insurance on several of its key executive officers. See "Business - Executive Officers and Key Employees" contained in Item 1 of this Report.

Control by Current Stockholders

         The directors, executive officers, and their affiliates currently own beneficially approximately 10%, and the Company's Employee Stock Ownership
Plan (the "ESOP") currently holds approximately 10%, of the outstanding shares of Common Stock. Accordingly, these persons, if they act as a group, likely will be able to significantly influence the election of the Company's directors and the outcome of matters requiring approval by the stockholders of the Company.

Change in Control Provisions

         The Company's Second Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "General Corporation Law") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock which could have voting and conversion rights that adversely affect the voting power of the holders of Common Stock and provides for a classified board of directors. The General Corporation Law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

         The Company has also adopted a Rights Plan whereby, if and when the Rights become exercisable, holders of shares of Common Stock will be entitled to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $145 (subject to certain antidilution adjustments). The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the Common Stock. If the Rights become exercisable, each Right, unless redeemed by the Company, entitles the holder to purchase for $145 an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquiror, having a market value of twice the purchase price.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.01 per Right prior to 10 days (as such period may be extended) after the public announcement of the existence of a 15% holder.

Possible Volatility of Stock

         The market price of the Company's Common Stock has increased since the Company's initial public offering in July 1993. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report. The period was marked by generally rising stock prices, favorable industry conditions, and improved operating results by the Company. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company and others in its industry, actual or anticipated announcements concerning the Company or its competitors, including government regulations and reimbursement changes, the announcement and implementation of health care reform proposals, changes in analysts' estimates of the Company's financial performance, general conditions in the health care industry, general economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market prices for many companies involved in health care and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. See "Business - Competition" and "Business - Governmental Regulation" contained in Item 1 of this Report.

Shares Eligible for Future Sale

         Sales of Common Stock in the public market could adversely affect prevailing market prices. A total of approximately 1,300,000 Restricted Shares (as defined in "Shares Eligible For Future Sale") held by non-affiliates are eligible for sale in the public market without restriction pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the "Securities Act"), and approximately 2,200,000 Restricted Shares are eligible for sale in the public market subject to compliance with the volume limitations and other requirements of Rule 144. The Company has registered 3,200,000 shares of Common Stock for issuance in connection with acquisitions (of which 1,468,643 shares have been issued), which shares are generally freely tradeable after their issuance under Rule 145 of the

Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144.

         The Company has registered for offer and sale up to 3,965,625 shares of Common Stock that are reserved for issuance pursuant to the Company's stock option plans. Shares issued after the effective date of such registration statement upon the exercise of stock options issued under the Company's stock option plans generally will be eligible for sale in the public market, except that affiliates of the Company will continue to be subject to volume limitations. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of Preferred Stock. The issuance of such shares could have a dilutive effect on earnings per share, and the sale of such shares could depress the market price of the Company's Common Stock.


ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

         The Company leases its principal executive offices in Scottsdale, Arizona. The Company leases administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which it provides ambulance and fire protection services. The Company also owns two administrative facilities and eleven other facilities within its service areas. Aggregate rental expense was approximately $4.0 and $5.3 million during fiscal 1995 and 1996, respectively. At September 24, 1996, the Company's fleet included 1,170 owned and 73 leased ambulances, 134 owned and 15 leased fire vehicles and 176 owned and 10 leased other vehicles.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is subject to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, the Company is not engaged in any legal proceedings expected to have a material adverse effect on the financial condition or results of operations of the Company.

         Rural/Metro Corporation of Texas, Inc., as successor by merger to Rural/Metro Corporation of New Mexico-Texas d/b/a American Medical Transport ("AMT"), a subsidiary of the Company that provides ambulance service, has been named, among others, as a defendant in Civil Actions No. W93CA138, No. W94CA089, No. W94CA157 and No. W94CA082 in Federal District Court in the Western District of Texas, Waco Division. The claims assert negligence, breach of contract and violation of state and federal statutes. The alleged causes of action arise out of the raid of the Branch Davidian Compound outside of Waco, Texas in February 1993 by agents of the Bureau of Alcohol, Tobacco and Firearms. The plaintiffs are five agents injured or killed in the raid or their estates, as well as 94 intervening plaintiffs. In October 1995, AMT filed a motion for summary judgment. The court denied the motion on April 2, 1996. AMT's appeal of the court's decision has also been denied. Although the Company believes that it maintains adequate insurance coverage, the plaintiffs are seeking damages from the Company and the other defendants in excess of the Company's insurance coverage, and there can be no assurance that the Company's insurance coverage will be adequate to cover any liabilities arising out of the litigation. AMT is vigorously defending these actions, and the Company believes that these claims will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RURL since its initial public offering on July 16, 1993 at $12.50 per share. The following table sets forth the high and low sale prices of the Common Stock for the fiscal quarters indicated as reported on the Nasdaq National Market.

                                                              HIGH        LOW
                                                              ----        ---
YEAR ENDED JUNE 30, 1995
First quarter...........................................     $19.00     $14.50
Second quarter..........................................      21.25      17.75
Third quarter...........................................      20.75      17.50
Fourth quarter..........................................      22.25      16.75

YEAR ENDED JUNE 30, 1996
First quarter...........................................     $26.50     $21.75
Second quarter..........................................      25.25      22.50
Third quarter...........................................      28.75      22.00
Fourth quarter..........................................      35.75      26.75


         On September 24, 1996, the closing sale price of the Company's Common Stock was $36.50 per share. On September 24, 1996, there were approximately 1,246 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Company's term notes and revolving credit facility contain restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the fiscal years ended June 30, 1996, 1995, 1994, 1993, and 1992 is derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                         Years Ended June 30,
                                                ---------------------------------------------------------------------
                                                   1996           1995           1994           1993           1992
                                                ---------      ---------      ---------      ---------      ---------
                                                                (in thousands, except per share data)
Statement of Income Data
Revenue
    Ambulance services ......................   $ 197,201      $ 127,461      $  68,942      $  52,539      $  38,656
    Fire protection services ................      38,770         32,274         30,502         28,165         26,938
    Other ...................................      14,292         11,848          4,920          3,377          2,627
                                                ---------      ---------      ---------      ---------      ---------
       Total revenue ........................     250,263        171,583        104,364         84,081         68,221
Operating expenses
    Payroll and employee benefits ...........     135,464         90,843         54,750         44,178         37,541
    Provision for doubtful accounts .........      31,036         22,263         13,658         11,083          7,962
    Depreciation ............................       9,778          6,654          4,369          3,522          2,628
    Amortization of intangibles .............       3,569          2,074            584            448            380
    Other operating expenses ................      45,752         33,809         21,613         17,798         15,151
                                                ---------      ---------      ---------      ---------      ---------
Operating income ............................      24,664         15,940          9,390          7,052          4,559
Interest expense, net .......................       5,108          3,059          1,780          2,896          2,512
                                                ---------      ---------      ---------      ---------      ---------
Income before income taxes and
extraordinary item ..........................      19,556         12,881          7,610          4,156          2,047
Provision for income taxes ..................      (8,044)        (5,288)        (2,884)        (1,471)          (713)
                                                ---------      ---------      ---------      ---------      ---------
Income before extraordinary item ............      11,512          7,593          4,726          2,685          1,334
Extraordinary item ..........................        --             (693)          --             --             --
                                                ---------      ---------      ---------      ---------      ---------
    Net income ..............................   $  11.512      $   6,900      $   4,726      $   2,685      $   1,334
                                                =========      =========      =========      =========      =========

Net income available for common stock .......   $  11,512      $   6,900      $   4,726      $   2,610      $   1,305
                                                =========      =========      =========      =========      =========
Earnings per common stock and
   common stock equivalent (1)
    Income before extraordinary item ........   $    1.14      $     .92      $     .71      $     .63      $     .33
    Extraordinary item ......................        --             (.08)          --             --             --
                                                ---------      ---------      ---------      ---------      ---------
       Net income ...........................   $    1.14      $     .84      $     .71      $     .63      $     .33
                                                =========      =========      =========      =========      =========
Earnings per common stock equivalent
assuming full dilution (1) ..................                                                $     .61
                                                                                             =========
Weighted average number of common stock and
   common stock equivalents outstanding
    Primary .................................      10,075          8,249          6,668          4,171          3,970
    Fully diluted ...........................                                                    4,414
Balance Sheet Data (at end of period)
Working capital .............................   $  55,402      $  26,358      $  23,915      $   4,784      $   3,279
Total assets ................................     230,114        159,430         88,247         45,816         37,963
Current portion of long-term debt (2) .......       6,610          8,377          3,590          9,827          9,592
Long-term debt, net of current portion (3) ..      60,731         53,282         13,339         15,382         14,313
Stockholders' equity (deficit) ..............     119,966         65,648         47,349          4,093           (239)

- --------------
(1) Primary and fully diluted earnings per share are considered to be the same in all periods presented except for the year ended June 30, 1993.
(2) Includes balances outstanding under the Company's revolving credit facility of $6,690,000 and $5,345,000 at June 30, 1993 and 1992,
         respectively.
(3) Includes balances outstanding under the Company's revolving credit facility of $49,500,000 and $34,900,000 at June 30, 1996 and 1995,
         respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company and related notes appearing elsewhere in this Report on Form 10-K.

INTRODUCTION

         The Company derives its revenue primarily from fees charged for ambulance and fire protection services. The Company provides ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between "911" emergency ambulance services and general transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities or fire districts or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

         Ambulance service fees are recorded net of Medicare, Medicaid, and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

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

         Revenue generated under fire protection services contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which generally is one year.

         Other revenue primarily consists of fees associated with alternative transportation services and home health care services and are recognized when the services are provided.

         Other operating expenses primarily consists of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel, and professional fees.

         The Company's net income for the year ended June 30, 1996 was $11.5 million or $1.14 per share. This compares to net income of $6.9 million and $4.7 million, or $0.84 and $0.71 per share for the years ended June 30, 1995 and 1994, respectively. Included in 1995 net income is an extraordinary charge to earnings item of $0.7 million, net of a $0.5 million tax benefit, or $0.08 per share, to reflect the loss on early extinguishment of debt. During fiscal 1996, the Company completed the acquisition of sixteen ambulance service providers operating in Alabama, Florida, Georgia, Indiana, Kentucky, New York, Ohio, South Carolina, South Dakota, and Texas. The following discussion provides greater detail of the Company's results of operations and liquidity and capital resources.

RESULTS OF OPERATIONS

         The following table sets forth for the years ended June 30, 1996, 1995, and 1994, certain items from the Company's consolidated financial statements expressed as a percentage of total revenue:

                                                                 Years Ended June 30,
                                                          ----------------------------------
                                                           1996          1995          1994
                                                          ------        ------        ------
Revenue
  Ambulance services ............................           78.8%         74.3%         66.1%
  Fire protection services ......................           15.5          18.8          29.2
  Other .........................................            5.7           6.9           4.7
                                                          ------        ------        ------
   Total revenue ................................          100.0         100.0         100.0
Operating expenses
  Payroll and employee benefits .................           54.1          52.9          52.4
  Provision for doubtful accounts ...............           12.4          13.0          13.1
  Depreciation ..................................            3.9           3.9           4.2
  Amortization of intangibles ...................            1.4           1.2           0.6
  Other operating expenses ......................           18.3          19.7          20.7
                                                          ------        ------        ------
Operating income ................................            9.9           9.3           9.0
  Interest expense, net .........................            2.1           1.8           1.7
                                                          ------        ------        ------
Income before income taxes and extraordinary item            7.8           7.5           7.3
  Provision for income taxes ....................            3.2           3.1           2.8
                                                          ------        ------        ------
Income before extraordinary item ................            4.6%          4.4%          4.5%
                                                          ======        ======        ======

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1996

Revenue

         Total revenue increased $78.7 million, or 45.9%, from $171.6 million for the year ended June 30, 1995 to $250.3 million for the year ended June 30, 1996. Approximately $56.1 million of this increase resulted from the acquisition of ambulance service providers during fiscal 1996. Fire protection services revenue increased by $6.5 million and other revenue increased by $2.4 million.

         Total ambulance transports increased by 241,000, or 51.4%, from 469,000 for the year ended June 30, 1995 to 710,000 for the year ended June 30, 1996. The acquisition of sixteen ambulance service companies during fiscal 1996 accounted for 227,000 of these additional transports.

         Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements. The increase also resulted from the acquisition of a fire protection service company during the first quarter of fiscal 1996 and revenue generated from new fire protection contracts awarded to the Company through competitive bidding.

Operating Expenses

         Payroll and employee benefit expenses increased $44.6 million, or 49.1%, from $90.8 million for the year ended June 30, 1995 to $135.4 million for the year ended June 30, 1996. This increase was primarily due to the acquisition of eighteen companies during fiscal 1996.

         Provision for doubtful accounts increased $8.7 million, or 39.0% , from $22.3 million for the year ended June 30, 1995 to $31.0 million for the year ended June 30, 1996. Provision for doubtful accounts decreased from 13.0% of total revenue for the year ended June 30, 1995 to 12.4% of total revenue for the year ended June 30,1996 reflecting the effect of the acquisition of ambulance service providers operating in markets with higher receivable collections as a result of a greater mix of general transport activity.

         Depreciation increased $3.1 million, or 46.3%, from $6.7 million for the year ended June 30, 1995 to $9.8 million for the year ended June 30, 1996, primarily due to increased property and equipment from recent acquisition activity.

         Amortization of intangibles increased by $1.5 million, or 71.4%, from $2.1 million for the year ended June 30, 1995 to $3.6 million for the year ended June 30, 1996. This increase was the result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.2% of total revenue for the year ended June 30, 1995 to 1.4% for the year ended June 30, 1996.

         Other operating expenses increased by $11.9 million, or 35.2%, from $33.8 million for the year ended June 30, 1995 to $45.7 million for the year ended June 30, 1996, primarily due to increased expenses associated with the operation of the eighteen companies acquired during fiscal 1996. Other operating expenses decreased from 19.7% of total revenue for the year ended June 30, 1995 to 18.3% of total revenue for the year ended June 30, 1996 as a result of operational efficiencies.

         Interest expense increased by $2.0 million, or 64.5%, from $3.1 million for the year ended June 30, 1995 to $5.1 million for the year ended June 30, 1996. This increase was caused by higher debt balances, reflecting increased borrowings on the Company's revolving credit facility.

         The Company's effective tax rate increased from 41.0% for the year ended June 30, 1995 to 41.1% for the year ended June 30, 1996, primarily the result of a higher percentage of the Company's taxable income being generated in higher tax rate states and the effect of nondeductible goodwill generated in connection with the acquisition of certain ambulance service providers. This increase was partially offset by tax planning strategies implemented by the Company during fiscal 1996.

YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1995

Revenue

         Total revenue increased $67.2 million, or 64.4%, from $104.4 million for the year ended June 30, 1994 to $171.6 million for the year ended June 30, 1995. Approximately $48.6 million of this increase resulted from the acquisition of ambulance service providers during fiscal 1995 and during the last two quarters of fiscal 1994. Fire protection services revenue increased by $1.8 million, and other revenue increased by $6.9 million.

         Total ambulance transports increased by 235,000 from 234,000 for the year ended June 30, 1994 to 469,000 for the year ended June 30, 1995. The acquisition of ambulance service companies during fiscal 1995 and during the last two quarters of fiscal 1994 accounted for 208,000 of these additional transports. Ambulance transports in markets served by the Company in both of the years ended June 30, 1994 and 1995 increased by approximately 27,000 transports, or 11.5%.

         Fire protection services revenue increased as a result of rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements. This increase was partially offset by the effect of the loss of a municipal master fire protection contract as of June 30, 1994. This contract represented fire protection services revenue of $1.8 million for the year ended June 30, 1994. Revenue generated under fire protection contracts covering markets served by the Company in both periods increased 12.4%.

         Other revenue increased by $6.9 million primarily because of the acquisition of ambulance service providers with wheelchair transport and home health care operations.

Operating Expenses

         Payroll and employee benefit expenses increased $36.0 million, or 65.7%, from $54.8 million for the year ended June 30, 1994 to $90.8 million for the year ended June 30, 1995. This increase resulted primarily from the acquisition of ambulance service providers during fiscal 1995 and during the last two quarters of fiscal 1994.

         Provision for doubtful accounts increased $8.6 million, or 62.8%, from $13.7 million for the year ended June 30, 1994 to $22.3 million for the year ended June 30, 1995. Provision for doubtful accounts decreased from 13.1% of total revenue for the year ended June 30, 1994 to 13.0% of total revenue for the year ended June 30, 1995, reflecting the effect of the acquisition of ambulance service providers operating in markets with increased general transport services and higher receivable collections.

         Depreciation expense increased $2.3 million, or 52.3%, from $4.4 million for the year ended June 30, 1994 to $6.7 million for the year ended June 30, 1995 primarily as a result of increased property and equipment caused primarily by recent acquisition activity. Depreciation decreased from 4.2% of total revenue for the year ended June 30, 1994 to 3.9% of total revenue for the year ended June 30, 1995.

         Amortization of intangibles increased $1.5 million from $0.6 million for the year ended June 30, 1994 to $2.1 million for the year ended June 30, 1995 primarily as a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 0.6% of total revenue for the year ended June 30, 1994 to 1.2% of total revenue for the year ended June 30, 1995.

         Other operating expenses increased $12.2 million, or 56.5%, from $21.6 million for the year ended June 30, 1994 to $33.8 million for the year ended June 30, 1995 primarily as a result of increased expenses associated with the operation of ambulance service providers acquired during fiscal 1995 and during the last two quarters of fiscal 1994. Other operating expenses decreased from 20.7% of total revenue for the year ended June 30, 1994 to 19.7% of total revenue for the year ended June 30, 1995 as a result of operational efficiencies.

         Interest expense increased $1.3 million, or 72.2%, from $1.8 million for the year ended June 30, 1994 to $3.1 million for the year ended June 30, 1995 primarily as a result of additional borrowings on the Company's revolving credit facility to fund certain acquisitions.

         The Company's effective tax rate increased from 37.9% for the year ended June 30, 1994 to 41.0% for the year ended June 30, 1995 primarily as a result of the amortization of nondeductible goodwill associated with acquisitions.

SEASONALITY AND QUARTERLY RESULTS

         The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1995 and 1996. The operating results of any quarter are not necessarily indicative of results of any future period.

                               Sept. 30,   Dec. 31,    Mar. 31,    June 30,     Sept. 30,   Dec. 31,    Mar. 31,    June 30,
                                 1994        1994        1995        1995         1995        1995        1996        1996
                                 ----        ----        ----        ----         ----        ----        ----        ----
                                                        (in thousands, except per share amounts)
Revenue
  Ambulance service ......... $ 25,496    $ 28,911    $ 33,159    $ 39,895     $ 43,404    $ 48,053    $ 51,789    $ 53,955
  Fire protection services ..    7,971       7,827       8,022       8,454        9,255       9,435       9,813      10,267
  Other revenue .............    2,804       3,221       2,605       3,218        3,104       3,351       3,382       4,455
                              --------    --------    --------    --------     --------    --------    --------    --------
  Total revenue .............   36,271      39,959      43,786      51,567       55,763      60,839      64,984      68,677
Operating income ............    2,912       3,340       4,265       5,423        4,814       5,339       6,775       7,736
Income before
  extraordinary item ........    1,434       1,660       2,050       2,449        2,102       2,396       2,989       4,025
Net income ..................    1,434       1,660       2,050       1,756        2,102       2,396       2,989       4,025
Earnings per share
Income before
  extraordinary item ........ $   0.18    $   0.21    $   0.25    $   0.28     $   0.23    $   0.25    $   0.31    $   0.35
  Extraordinary item ........     --          --          --         (0.08)        --          --          --          --
                              --------    --------    --------    --------     --------    --------    --------    --------
  Net income ................ $   0.18    $   0.21    $   0.25    $   0.20     $   0.23    $   0.25    $   0.31    $   0.35
                              ========    ========    ========    ========     ========    ========    ========    ========

         The Company has historically experienced, and expects to continue to experience, moderate seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in the Company's Arizona and Florida regions resulting from the greater winter populations in those regions. The effect of the acquisition of ambulance service providers in the northeastern and midwestern regions of the United States has reduced, and will continue to reduce, the overall seasonality in operating results.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993, generating net proceeds of approximately $19.5 million, and subsequent public stock offerings in May 1994 and April 1996, generating net proceeds of approximately $17.4 million and $34.8 million, respectively.

         During the year ended June 30, 1996, the Company generated $1.4 million in cash flow from operations compared with $8.5 million in the preceding year, due primarily to increases in accounts receivable, inventories and prepaid expenses and a decrease in accounts payable.

         During September 1995, the Company funded a fully underwritten credit agreement for a $125 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's then existing revolving credit facility and its notes payable. Approximately $49.5 million was outstanding on the credit facility at June 30, 1996. This six-year revolving credit facility is priced at the prime rate or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.75% to LIBOR plus 1.75% depending upon the Company meeting certain financial covenants. Beginning September 30, 1998, the amount available under the facility begins to reduce at three-month intervals until the termination date at September 30, 2001. The facility is collateralized by the Company's accounts and notes receivable, common stock of its subsidiaries and partnership interests. Costs previously deferred related to certain indebtedness resulted in an extraordinary charge to earnings of $693,000, net of a $480,000 tax benefit, or $.08 per share in the year ended June 30, 1995. At September 24, 1996, borrowings on the revolving credit facility were approximately $54.0 million.

         Exclusive of payments on the revolving credit facility, the Company repaid $20.3 million of notes payable and capital lease obligations during the year ended June 30, 1996 and $10.8 million during the year ended June 30, 1995. Capital expenditures were $18.2 million during the year ended June 30, 1996 compared to $11.5 million during the prior year, of which $2.0 million and $2.7 million were financed through capital lease obligations in each year, respectively.

         During the year ended June 30, 1996, the Company purchased either all of the issued and outstanding stock or certain of the assets of eighteen companies operating in Alabama, Florida, Georgia, Indiana, Kentucky, New York, Ohio, Oregon, South Carolina, South Dakota and Texas. The combined purchase price was $31.3 million. The Company paid cash of $17.2 million, issued notes payable to sellers totalling $4.7 million, issued 1.3 million shares of common stock to sellers (0.7 million shares were related to pooling-of-interests transactions and the remaining shares were valued at $1.2 million), and assumed $8.2 million of liabilities. The Company funded the cash portion of the acquisitions through operating cash flow, from the proceeds of the April 1996 public stock offering and from the Company's revolving credit facility.

         The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the 12 months subsequent to June 30, 1996. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, and the financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors - Nominees" as set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business - Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No.                         Description of Exhibit
- -----------                         ----------------------

2         Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)
3.1(a)    Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of
          Delaware on January 18, 1995(12)
3.1(b)    Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities
          Transfer, Inc., the Rights Agent(13)
3.2       Amended and Restated Bylaws of the Registrant(1)
4         Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)
10.1      Amended Agreement by and between the City of Scottsdale and Registrant, dated July 1, 1991(1)
10.2      Ambulance Service Contract by and between Orange County, Florida and Registrant, dated June 18,
               1991(1)
10.3(a)   1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)
10.3(b)   Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)
10.3(c)   Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994.(5)
10.4      Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)
10.5      Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 1995(14)
10.6      Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of
          Registrant(1)
10.7      Employment Agreement by and between Mark E. Liebner and Registrant, dated May 17, 1993(1)
10.14     Employment Agreement by and between John Stuart and Registrant, dated May 17, 1993(1)
10.15     Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993 and November 1, 1994(1)
10.16(a)  Form of Employment Agreement by and between Registrant and each of the following executive officers: James H. Bolin, Robert T. Edwards, Mark E. Liebner, John E. Stuart, William R. Crowell,
          James E. Stenger, Michel A. Sucher, and Martin A. Yenawine, each dated October 27, 1995.
10.16(c)  Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Warren S. Rustand, dated November 3, 1995 and (ii) James H. Bolin, Robert T. Edwards,
          Mark E. Liebner, Tracy Bannon, William R. Crowell, James E. Stenger, Michel A. Sucher, Martin A.
          Yenawine, and John E. Stuart, each dated December 1, 1995(18)
10.16(d)  Employment Agreement by and between Registrant and Warren S. Rustand, dated November 3, 1995.(18)
10.17     Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993 and as of October 13, 1994(1)
10.18(a)  Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1989(1)
10.18(b)  Amendment No. 1 to the Employee Stock Ownership Plan of the Registrant, dated February 4, 1994(12)
10.18(c)  Amendment No. 2 to the Employee Stock Ownership Plan of the Registrant, dated April 14, 1994(13)
10.21     Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)
10.22     Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
10.29     Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and John A.
          Suess with respect to the stock of Allied Ambulance, Inc., dated as of May 26, 1994(3)
10.30     Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and Michael
          S. Harris and Stephanie J. Harris with respect to the stock of M.T.S. Ambulance, Inc., dated as of May
          21, 1994(3)
10.31     Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and Randy
          J. Cohen with respect to the stock of Medical Transportation Services, Inc., dated as of May 21, 1994(3)

10.33     Bill of Sale and Asset Purchase Agreement by and between Patient Transfer System, Inc., Charles B.
          Brockette, Sr., and Apollo Ambulance Service, Inc., dated August 13, 1994(3)
10.34     Stock Purchase Agreement by and among Rural/Metro of Nebraska, Inc. and Marty J. Miller, Michael
          G. Dodge, Russel J. Bayer, Mike Stuhr, Rick Sheehy, and Doug Wyatt, with respect to the stock of
          Eastern Ambulance Service, Inc., dated July 22, 1994(3)
10.35     Asset Purchase Agreement by and among PHAS, Inc., an indirect, wholly owned subsidiary of the
          Company, Physicians Ambulance Service, Incorporated, PhysiciansLifeline, Inc., Physmed, Inc.,
          Physicians/Medic Transport, Incorporated, and Hess Ambulance Service, Inc., and Ronald C. Hess and
          Robert Hess, Jr., dated September 11, 1994(4)
10.36     Employee Stock Purchase Plan of Registrant, amended through June 30, 1995(11)
10.37     Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the
          Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and
          Guaranty Agreement(5)
10.38     Loan Agreement by and between the Registrant, together with its subsidiaries, and Bank One, Arizona,
          NA, with respect to the Registrant's existing revolving credit facility, dated January 20, 1995(5)
10.39     Stock Purchase Agreement by and among Rural/Metro of Georgia, Inc., Barbara Gallagher and Derek
          Fowkes with respect to the stock of E.M.S. Ventures, Inc. and Professional Convalescent Ambulance
          Service, Inc., dated January 19, 1995(6)
10.40     Agreement of Merger and Plan of Reorganization by and among American Amco, Inc., Rural/Metro
          Corporation, American Ambulance Company and Donald P Doepping, Sr., dated February 24, 1995(7)
10.41     Stock Purchase Agreement by and among Rural/Metro of New York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York Emergency Medical
          Services Training Institute, Inc., dated January 26, 1995(8)
10.42     Asset Purchase Agreement by and among EMS Ventures of South Carolina, Inc., Midlands Ambulance
          Corp. and Jane L. East, dated May 4, 1995(9)
10.43     Stock Purchase Agreement by and among Rural/Metro of New York, Inc., Joseph H. Oddo and Lillian
          E. Oddo with respect to the stock of Towns Ambulance Service, Inc., dated May 10, 1995(9)
10.44     Agreement and Plan of Reorganization by and between the Registrant and Daniel H. Becker, dated May
          19, 1995(10)
10.45     Credit Agreement, dated as of September 29, 1995, by and among Registrant as guarantor, certain of its subsidiaries as borrowers, First Union National Banking Association, as agent and as lender, and various other lenders, and related Form of Note, Form of Security Agreement and Form of Pledge
          Agreement(15)
10.46     Stock Purchase Agreement by and among Rural/Metro of New York, Inc. and Alan D. Lewis, Sr. and
          Pamela A. Lewis with respect to the stock of Corning Ambulance Service, Inc., dated June 15, 1995(16)
10.47     Agreement of Merger and Plan of Reorganization by and among Aid Acquisition, Inc., Rural/Metro
          Corporation and The Aid Company, Inc., Stanley I. Guilkey, Jack H. Herider, and Nancy C. Herider,
          dated October 10, 1995(17)
10.48     Agreement of Merger and Plan of Reorganization by and among Vigo Acquisition, Inc., Rural/Metro
          Corporation, and Aid Ambulance at Vigo County, Inc., Stanley I. Guilkey, Jack H. Herider and Nancy
          C. Herider, Jean M. Yoho and Gregory A. Yoho, dated October 10, 1995(17)
21        Subsidiaries of Registrant
23.2      Consent of Arthur Andersen LLP
27        Financial Data Schedule

- --------------------

(1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3) Incorporated by reference to the Registrant's Form 10-K Annual Report filed with the Commission on or about September 28, 1994.

(4) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about September 26, 1994, as amended by the Registrant's Form 8-K/A Current Reports filed on or about November 25, 1994 and August 1, 1995.
(5) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(6) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about February 2, 1995.
(7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about March 10, 1995.
(8) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant's Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(9) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(10) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about June 2, 1995.
(11) Incorporated by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed with the Commission on or about June 30, 1995.
(12) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 33- 88172) filed with the Commission on December 30, 1994 and declared effective January 19, 1995.
(13) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(14) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 14, 1996.
(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 14, 1995.
(16) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 18, 1995, as amended by the Registrant's Form 8-K/A Current Report filed on or about August 28, 1995.
(17) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about November 10, 1995.
(18) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 15, 1996.


       (b) Financial Statements filed as part of this report:

           Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on page F-1 of this report.

       (c) Reports on Form 8-K:

           None.

       (d) Financial Statement Schedules

           Schedule II     Valuation and Qualifying Accounts

           All other schedules have been omitted on the basis of immateriality or because such schedules are not otherwise applicable.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RURAL/METRO CORPORATION


                       By: /s/William R. Crowell
                           -----------------------------------------------------
                           William R. Crowell, Vice President-Financial Services

                                                              September 27, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                         DATE
- ---------                                         -----                         ----

By /s/Warren S. Rustand              Chairman of the Board of Directors           September 27, 1996
  ---------------------------        and Chief Executive Officer
      Warren S. Rustand              (Principal Executive Officer)


By /s/James H. Bolin                 President and Director                       September 27, 1996
  ---------------------------        (Principal Executive Officer)
      James H. Bolin


By /s/Robert T. Edwards              Executive Vice President and Director        September 27, 1996
  ---------------------------        (Principal Executive Officer)
      Robert T. Edwards


By /s/Mark E. Liebner                Senior Vice President, Chief                 September 27, 1996
  ---------------------------        Financial Officer and Treasurer
      Mark E. Liebner                (Principal Financial Officer)


By /s/William R. Crowell             Vice President-Financial Services            September 27, 1996
  ---------------------------        (Principal Accounting Officer)
      William R. Crowell


By /s/Cor J. Clement                 Vice Chairman of the Board of Directors      September 27, 1996
  ---------------------------
      Cor J. Clement


By /s/William C. Turner              Director                                     September 27, 1996
  ---------------------------
      William C. Turner


By /s/Louis G. Jekel                 Director                                     September 27, 1996
  ---------------------------
      Louis G. Jekel


By /s/Louis A. Witzeman              Director                                     September 27, 1996
  ---------------------------
      Louis A. Witzeman


By /s/Frank G. Zarb                  Director                                     September 27, 1996
  ---------------------------
      Frank G. Zarb

                             RURAL/METRO CORPORATION

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K


                                                                             Page
                                                                             ----


Report of Independent Public Accountants                                     F-2


Consolidated Financial Statements

    Consolidated Balance Sheets                                              F-3

    Consolidated Statements of Income                                        F-4

    Consolidated Statements of Changes in Stockholders' Equity               F-5

    Consolidated Statements of Cash Flows                                    F-6

    Notes to Consolidated Financial Statements                               F-7


Supplemental Schedules

       Schedule II - Valuation and Qualifiying Accounts                      F-19

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

       We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Phoenix, Arizona,
August 19, 1996.

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                      ASSETS                      1996              1995
                                                                ---------        ---------

CURRENT ASSETS
    Cash                                                        $   1,388        $     900
    Accounts receivable, net of allowance for doubtful
     accounts of $26,571 and $10,412, respectively (Note 1)        68,642           41,090
    Inventories (Note 1)                                            5,170            3,296
    Prepaid expenses and other                                      5,710            3,466
                                                                ---------        ---------
             Total current assets                                  80,910           48,752

PROPERTY AND EQUIPMENT, net (Note 3)                               48,401           31,510
INTANGIBLE ASSETS, net (Notes 1 and 2)                             96,373           73,558
OTHER ASSETS                                                        4,430            5,610
                                                                ---------        ---------
                                                                $ 230,114        $ 159,430
                                                                =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                            $   4,092        $   5,048
    Accrued liabilities (Note 1)                                   14,806            8,969
    Current portion of long-term debt (Notes 3 and 4)               6,610            8,377
                                                                ---------        ---------
             Total current liabilities                             25,508           22,394

LONG-TERM DEBT, net of current portion (Notes 3 and 4)             60,731           53,282
NON-REFUNDABLE SUBSCRIPTION INCOME                                 12,582           10,917
DEFERRED INCOME TAXES (Note 9)                                      9,060            4,957
OTHER LIABILITIES                                                   2,267            2,232
                                                                ---------        ---------
             Total liabilities                                    110,148           93,782
                                                                ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 2, 6 and 7)
    Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued at June 30, 1996 and 1995               --               --
    Common stock, $.01 par value, 23,000,000 shares
     authorized; 11,092,736 and 8,927,351 shares issued
     and outstanding at June 30, 1996 and 1995, respectively          113               90
    Additional paid-in capital                                     92,359           52,431
    Retained earnings                                              30,181           15,912
    Deferred compensation                                          (1,448)          (1,546)
    Treasury stock, at cost, 149,456 shares at June 30,
     1996 and 1995                                                 (1,239)          (1,239)
                                                                ---------        ---------
             Total stockholders' equity                           119,966           65,648
                                                                ---------        ---------
                                                                $ 230,114        $ 159,430
                                                                =========       ==========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                             RURAL/METRO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  1996           1995           1994
                                                --------       --------       --------
REVENUE
     Ambulance services                         $197,201       $127,461       $ 68,942
     Fire protection services                     38,770         32,274         30,502
     Other                                        14,292         11,848          4,920
                                                --------       --------       --------
         Total revenue                           250,263        171,583        104,364
                                                --------       --------       --------

OPERATING EXPENSES
     Payroll and employee benefits               135,464         90,843         54,750
     Provision for doubtful accounts              31,036         22,263         13,658
     Depreciation                                  9,778          6,654          4,369
     Amortization of intangible assets             3,569          2,074            584
     Other operating expenses                     45,752         33,809         21,613
                                                --------       --------       --------
         Total expenses                          225,599        155,643         94,974
                                                --------       --------       --------

OPERATING INCOME                                  24,664         15,940          9,390

INTEREST EXPENSE, net (Note 4)                     5,108          3,059          1,780
                                                --------       --------       --------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                          19,556         12,881          7,610

PROVISION FOR INCOME TAXES (Note 9)                8,044          5,288          2,884
                                                --------       --------       --------

INCOME BEFORE EXTRAORDINARY ITEM                  11,512          7,593          4,726

EXTRAORDINARY ITEM (Note 4)
     Loss on early extinguishment of debt
       (net of tax effect of $480)                  --              693           --
                                                --------       --------       --------

NET INCOME                                      $ 11,512       $  6,900       $  4,726
                                                ========       ========       ========

EARNINGS PER COMMON STOCK AND
  COMMON STOCK EQUIVALENT (Note 1)
     Income before extraordinary item           $   1.14       $    .92       $    .71
     Extraordinary item                             --              .08           --
                                                --------       --------       --------
          Net income                            $   1.14       $    .84       $    .71
                                                ========       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS                    10,075          8,249          6,668
OUTSTANDING


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



                                                                      ADDITIONAL
                                                PREFERRED   COMMON     PAID-IN     RETAINED     DEFERRED      TREASURY
                                                  STOCK      STOCK     CAPITAL     EARNINGS   COMPENSATION     STOCK         TOTAL
                                                ---------   ------    ----------   --------   ------------    --------     --------
BALANCE, June 30, 1993                             $--        $ 46    $  5,135     $  2,159     $ (2,208)    $ (1,039)    $   4,093
  Issuance of 3,167,540 shares of common
    stock, net of offering costs of $3,906          --          32      38,280           --           --           --        38,312
  Purchase of 25,406 shares of treasury stock       --          --          --           --           --         (200)         (200)
  Amortization of deferred compensation             --          --          --           --          418           --           418
  Net income                                        --          --          --        4,726           --           --         4,726
                                                  ----        ----    --------     --------     --------     --------     ---------
BALANCE, June 30, 1994                              --          78      43,415        6,885       (1,790)      (1,239)       47,349
  Issuance of 507,692 shares of common
    stock for pooling-of-interests (Note 2)         --           5          27        2,127           --           --         2,159
                                                  ----        ----    --------     --------     --------     --------     ---------
BALANCE, June 30, 1994 as restated for
    effect of pooling-of-interests                  --          83      43,442        9,012       (1,790)      (1,239)       49,508
  Issuance of 682,331 shares of common stock        --           7       8,989           --         (205)          --         8,791
  Amortization of deferred compensation             --          --          --           --          449           --           449
  Net income                                        --          --          --        6,900           --           --         6,900
                                                  ----        ----    --------     --------     --------     --------     ---------
BALANCE, June 30, 1995                              --          90      52,431       15,912       (1,546)      (1,239)       65,648
  Issuance of 657,329 shares of common
    stock for pooling-of-interests (Note 2)         --           7         151        2,757           --           --         2,915
                                                  ----        ----    --------     --------     --------     --------     ---------
BALANCE, June 30, 1995 as restated for
     effect of pooling-of-interests                 --          97      52,582       18,669       (1,546)      (1,239)       68,563
  Issuance of 1,657,512 shares of comon stock
    net of offering costs of $2,506                 --          16      39,777           --         (535)        --          39,258
  Amortization of deferred compensation             --          --          --           --          633         --             633
  Net income                                        --          --          --       11,512           --         --          11,512
                                                  ----        ----    --------     --------     --------     --------     ---------
BALANCE, June 30, 1996                             $--        $113    $ 92,359     $ 30,181     $ (1,448)    $ (1,239)    $ 119,966
                                                  ====        ====    ========     ========     ========     ========     =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                   1996            1995            1994
                                                                 --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ 11,512        $  6,900        $  4,726
   Adjustments to reconcile net income to net cash
        provided by operating activities
     Extraordinary item                                              --               693            --
     Depreciation and amortization                                 13,347           8,728           4,953
     Amortization of deferred compensation                            633             449             418
     Amortization of gain on sale of real estate                     (103)           (103)           (103)
     Provision for doubtful accounts                               31,036          22,263          13,658
   Changes in assets and liabilities, net of effect
      of businesses acquired
     Increase in accounts receivable                              (52,474)        (31,369)        (17,133)
     Increase in inventories                                       (1,684)           (996)           (645)
     Increase in prepaid expenses and other                        (2,937)           (273)         (1,027)
     Increase (decrease) in accounts payable                       (1,653)          1,946             288
     Increase (decrease) in accrued liabilities                     1,334          (1,586)          2,534
     Increase in non-refundable subscription income                   788             931             967
     Increase in deferred income taxes                              1,580             966             640
                                                                 --------        --------        --------
        Net cash provided by operating activities                   1,379           8,549           9,276
                                                                 --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility, net       15,100          34,900          (6,690)
   Repayment of debt and capital lease obligations                (20,346)        (10,784)         (6,758)
   Borrowings of debt                                               2,016           2,702            --
   Purchase of treasury stock                                        --              --               (68)
   Issuance of common stock and treasury stock                     38,048             998          37,418
                                                                 --------        --------        --------
        Net cash provided by financing activities                  34,818          27,816          23,902
                                                                 --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired (Note 2)                     (17,164)        (32,914)        (19,762)
   Capital expenditures                                           (18,237)        (11,474)         (5,260)
   (Increase) decrease in other assets                               (308)           (926)             21
                                                                 --------        --------        --------
        Net cash used in investing activities                     (35,709)        (45,314)        (25,001)
                                                                 --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      488          (8,949)          8,177

CASH, beginning of year                                               900           9,849           1,672
                                                                 --------        --------        --------

CASH, end of year                                                $  1,388        $    900        $  9,849
                                                                 ========        ========        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

       Rural/Metro Corporation, a Delaware Corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing ambulance transport services, fire protection and training services, and home health care services and equipment in Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Kentucky, Louisiana, Nebraska, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee and Texas. The Company provides "911" emergency and general transport ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. Fire protection services are provided either under contracts with municipalities or fire districts, or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

       The Company depends on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The five largest contracts accounted for 22%, 30% and 37% of total revenue for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, with one contract accounting for 7%, 9% and 14%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

PRINCIPLES OF CONSOLIDATION

       The financial statements include the accounts of Rural/Metro Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

       Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. The continuing efforts of third-party payors to control expenditures for health care may affect the revenue, cash flows and profitability of the Company. In addition, the financial instability of private third-party payors as well as budget pressures and cost shifting by governmental payors may influence the Company's receipt of reimbursements. Provision for doubtful accounts is recorded for the expected difference between ambulance service fees and amounts actually collected.

       Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, generally one year.

       Other revenue is comprised primarily of fees associated with alternative transportation services and home health care services and is recognized when the services are provided.

EARNINGS PER SHARE

       Earnings per share is computed by dividing net income available for common stock by the weighted average number of shares of common stock and common stock equivalents assumed outstanding during the period. Primary and fully diluted earnings per share are considered to be the same in all periods presented.

                             RURAL/METRO CORPORATION

INVENTORIES

       Inventories, consisting of ambulance, fire and home health care supplies, are stated at the lower of cost, on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost, net of accumulated depreciation, and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over fifteen to thirty years. Property and equipment held under capital leases is stated at the present value of minimum lease payments, net of accumulated amortization. These assets are amortized over the lesser of the lease term or the estimated useful life of the underlying assets using the straight-line method. Major additions and improvements are capitalized; maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

INTANGIBLE ASSETS

       Intangible assets include costs in excess of the fair value of net assets of acquired businesses of $95,827,000 and $73,281,000 and covenants not to compete of $546,000 and $277,000 at June 30, 1996 and 1995, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five year periods using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was $6,092,000 and $2,631,000 at June 30, 1996 and 1995, respectively.

ACCRUED LIABILITIES

       Included in accrued liabilities is $6,450,000 and $3,890,000 for salaries, wages and related payroll expenses and $1,618,000 and $2,314,000 for accrued insurance premiums at June 30, 1996 and 1995, respectively.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company places its cash equivalents with federally-insured institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's credit base and the geographical dispersion of the customers.

RECENTLY ISSUED ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is required to be adopted by the Company in fiscal 1997, is not expected to have a material effect on the Company's financial position or its results of operations upon adoption. SFAS No. 123, "Accounting for Stock-Based Compensation," is required to be adopted by the Company in fiscal 1997. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, this Statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

                             RURAL/METRO CORPORATION

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value amounts of financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving line of credit approximates fair value as it bears interest at a rate indexed to LIBOR. The notes payable and capital lease obligations approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.


(2)    ACQUISITIONS

       The Company acquired the operations of eighteen companies during the year ended June 30, 1996 and the operations of eleven companies during the year ended June 30, 1995. Fifteen of the acquisitions occurring during the year ended June 30, 1996 were accounted for as purchases in accordance with APB Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date. Three acquisitions were accounted for as pooling-of-interests in accordance with APB Opinion No. 16. These transactions were not considered significant; accordingly, prior year financial statements have not been restated. Ten of the acquisitions occurring in the year ended June 30, 1995 were accounted for as purchases in accordance with APB Opinion No. 16. One acquisition was accounted for as a pooling-of-interests and was not considered significant. Adjustments, if any, to these purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

       The aggregate purchase price of the operations acquired in each year ended June 30 consisted of the following:

                                                   1996          1995
                                                  -------       -------
                                                     (in thousands)
                  Cash                            $17,164       $32,914
                  Common stock                      1,212         7,793
                  Notes payable to sellers          4,673         9,353
                  Assumption of liabilities         8,221        15,010
                                                  -------       -------
                       Total                      $31,270       $65,070
                                                  =======       =======


        The Company issued 657,329 and 507,692 shares of its common stock in connection with the pooling-of-interests transactions completed during the years ended June 30, 1996 and 1995, respectively.

                             RURAL/METRO CORPORATION

       The fair value of the assets purchased has been allocated as follows:

                                        1996          1995
                                      -------       -------
                                         (in thousands)
         Property and equipment       $ 3,330       $ 5,865
         Intangible assets             25,752        48,329
         Other assets                   2,188        10,876
                                      -------       -------
              Total                   $31,270       $65,070
                                      =======       =======

       The following consolidated pro forma financial information was prepared assuming that each acquisition had occurred as of the beginning of each fiscal year. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each fiscal year and is not necessarily indicative of results that may be obtained in the future (unaudited):

                                                              Year ended June 30,
                                                          -------------------------
                                                            1996              1995
                                                          -------           -------
                                                   (in thousands, except per share amounts)
         Revenue                                          $279,075          $253,882
         Income before extraordinary item                 $ 13,212          $ 12,001
         Earnings per share before extraordinary item     $   1.26          $   1.19

(3) PROPERTY AND EQUIPMENT

       Property and equipment, including equipment held under capital leases, consisted of the following:

                                                       June 30,
                                               ------------------------
                                                 1996            1995
                                               --------        --------
                                                    (in thousands)
         Equipment                             $ 30,455        $ 22,874
         Vehicles                                42,596          29,587
         Land and buildings                       9,786           2,959
         Leasehold improvements                   2,612           2,166
                                               --------        --------
                                                 85,449          57,586
         Less:  Accumulated depreciation        (37,048)        (26,076)
                                               --------        --------
                                               $ 48,401        $ 31,510
                                               ========        ========


       The Company acquired equipment of $2,698,000, $3,603,000 and $521,000 under capital lease and other financing agreements during the years ended June 30, 1996, 1995 and 1994, respectively.

       The Company held vehicles and equipment with a carrying value of $7,528,000 and $7,272,000 at June 30, 1996 and 1995, respectively, under capital lease agreements.

                             RURAL/METRO CORPORATION

(4)    CREDIT AGREEMENTS AND BORROWINGS

       Notes payable and capital lease obligations consisted of the following:

                                                              June 30,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
                                                           (in thousands)
         Revolving credit facility                    $ 49,500        $ 34,900

         Unsecured promissory notes payable from
            acquisitions at varying rates, from 6.0%
            to 10.0%, due through 2000                   9,821           9,722

         Capital lease obligations and other notes
            payable, collateralized by property and
            equipment, at varying rates, from 5.94%
            to 21.0%, due through 2001                   8,020           8,439

         Notes payable, interest rates of
            12.16% and LIBOR plus 2.75%                   --             8,598
                                                      --------        --------
                                                        67,341          61,659
         Less:  Current maturities                      (6,610)         (8,377)
                                                      --------        --------

                                                      $ 60,731        $ 53,282
                                                      ========        ========

REVOLVING CREDIT FACILITY

       During September 1995, the Company funded a fully underwritten credit agreement for a $125 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's then existing revolving credit facility and its notes payable. This six-year revolving credit facility is priced at the prime rate or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.75% to LIBOR plus 1.75% depending upon the Company meeting certain financial covenants. Beginning September 30, 1998, the amount available under the facility begins to reduce at three-month intervals until the termination date at September 30, 2001. The facility is collateralized by the Company's accounts and notes receivable, common stock of its subsidiaries and partnership interests. The Company is required to meet certain financial covenants as defined in the credit agreement. At June 30, 1996, the Company had approximately $65,731,000 available under the revolving credit facility. Costs previously deferred related to certain indebtedness resulted in an extraordinary charge to earnings of $693,000, net of a $480,000 tax benefit, or $.08 per share in the year ended June 30, 1995.

       At June 30, 1996, the revolving credit facility was priced at LIBOR plus 1.5%. The weighted average interest rate on the revolving credit facility was 6.96% at June 30, 1996.

                             RURAL/METRO CORPORATION

       Aggregate debt maturities for each of the years ending June 30 are as follows:

                             Notes Payable      Capital Leases
                             -------------      --------------
                                      (in thousands)
         1997                   $ 4,550            $ 2,722
         1998                     4,359              1,762
         1999                     1,403              1,324
         2000                    13,228              1,023
         2001                    37,778                136
         Thereafter                  86                584
                                -------            -------
                                $61,404              7,551
                                =======
         Less: Amounts
         representing interest                      (1,614)
                                                   -------
                                                   $ 5,937
                                                   =======

       The Company incurred interest expense of $5,205,000, $3,167,000 and $2,164,000 and paid interest of $5,324,000, $2,863,000 and $2,165,000 in the years ended June 30, 1996, 1995 and 1994, respectively.

       The Company had outstanding letters of credit totalling $3,787,000 and $3,105,000 at June 30, 1996 and 1995, respectively.


(5)    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

       The Company leases various facilities and equipment under noncancellable operating lease agreements. Rental expense charged to operations under these leases was $5,345,000, $4,002,000 and $2,522,000 for the years ended June 30,
1996, 1995 and 1994, respectively.

       Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

                           1997               $4,185
                           1998                3,521
                           1999                3,122
                           2000                2,580
                           2001                1,861
                           Thereafter          4,729

OTHER

       The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

                             RURAL/METRO CORPORATION

(6)    EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

       The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. The Board of Directors approved a voluntary contribution of $100,000 and $290,000 for the years ended June 30, 1996 and 1995, respectively. No contribution was made during the year ended June 30, 1994. The ESOP held, for the benefit of all participants, approximately 10% and 16% as of June 30, 1996 and 1995, respectively, of the outstanding common stock of the Company. The ESOP is administered by the ESOP's Administrative Committee, consisting of certain members of the Board of Directors of the Company.

       Most full and part-time employees of the Company who have completed 200 work hours per year and have reached age 21 are eligible for admission to the ESOP. Each participant's account vests 20% after three years of service and an additional 20% each year thereafter.

1992 STOCK OPTION PLAN

       The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 1996, the maximum number of shares of common stock issuable under the 1992 Plan was 3,390,750. Options may be granted as incentive stock options or non-qualified stock options.

       Options and Awards may be granted only to persons who at the time of grant are either (i) key personnel (including officers) of the Company or (ii) consultants and independent contractors who provide valuable services to the Company. Options that are incentive stock options may only be granted to key personnel of the Company.

       The 1992 Plan, as amended, provides for the automatic grant of options to acquire the Company's common stock (the Automatic Grant Program), whereby each non-employee member of the Board of Directors will be granted an option to acquire 2,500 shares of common stock. Each year each non-employee member of the Board of Directors will receive an automatic grant of options to acquire an additional number of shares equal to 1,000 shares for each $0.05 increase in earnings per share, subject to a maximum of 5,000 additional options. New non-employee members of the Board of Directors will receive options to acquire 10,000 shares of common stock on the date of their first appointment or election to the Board of Directors.

       The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator upon grant of the options. The exercise price of options will be determined by the Plan Administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its subsidiaries) of the fair market value of the common stock at the date of the grant.

                             RURAL/METRO CORPORATION

       Awards granted in the form of SARs would entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date first exercised or surrendered. The Plan Administrator may determine such terms, conditions, restrictions and/or limitations, if any, on any SARs.

       The 1992 Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its common stock, Awards or any other type of award. To the extent permitted by applicable law, the Company may issue any other options, warrants or awards other than pursuant to the 1992 Plan without shareholder approval. The 1992 Plan will remain in force until November 5, 2002.

       The following summarizes the activity for stock options:

                                                                       Year ended June 30, 1996
                                                               --------------------------------------
                                                                                       Exercise Price
                                                               Number of Shares          Per Share
                                                               ----------------        --------------
         Options outstanding at beginning of year                 1,145,955           $ 5.60 - $ 19.50
           Granted                                                  841,750           $22.50 - $ 24.25
           Cancelled                                                 (6,000)                   $ 24.00
           Exercised                                               (155,330)          $ 5.60 - $ 17.25
                                                                  ---------
         Options outstanding at end of year                       1,826,375           $ 5.60 - $ 24.25
                                                                  =========
         Options exercisable at end of year                         495,205           $ 5.60 - $ 19.50
                                                                  =========
         Options available for grant at end of year               1,573,820
                                                                  =========

                                                                       Year ended June 30, 1995
                                                               --------------------------------------
                                                                                       Exercise Price
                                                               Number of Shares          Per Share
                                                               ----------------        --------------
         Options outstanding at beginning of year                   842,880           $ 5.60 -  $ 19.50
            Granted                                                 425,825           $17.25 -  $ 18.75
            Cancelled                                               (49,750)          $ 8.04 -  $ 17.25
            Exercised                                               (73,000)          $ 5.60 -  $  8.04
                                                                  ---------
         Options outstanding at end of year                       1,145,955           $ 5.60 -  $ 19.50
                                                                  =========
         Options exercisable at end of year                         421,255           $ 5.60 -  $ 19.50
                                                                  =========
         Options available for grant at end of year               1,196,050
                                                                  =========

                             RURAL/METRO CORPORATION

                                                                       Year ended June 30, 1994
                                                               --------------------------------------
                                                                                       Exercise Price
                                                               Number of Shares          Per Share
                                                               ----------------        --------------

         Options outstanding at beginning of year                   563,750           $ 5.60 - $ 11.00
           Granted                                                  329,750           $12.50 - $ 19.50
           Cancelled                                                   --
           Exercised                                                (50,620)          $ 5.60 - $  6.92
                                                                    -------
         Options outstanding at end of year                         842,880           $ 5.60 - $ 19.50
                                                                    =======
         Options exercisable at end of year                            --
                                                                    =======
         Options available for grant at end of year                 372,125
                                                                    =======

401(k) PLAN

       The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees with at least one month of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

       The 401(k) Plan provides that each participant may contribute up to 12% of their respective salary, not to exceed the statutory limit. The Company may elect to make a fixed-matching contribution to each participant's account of up to 2% of total annual cash compensation received by respective participants and/or a discretionary-matching contribution in an amount equal to a percentage of the contribution made by participants as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named plans. The Company made fixed-matching contributions to the 401(k) Plan aggregating approximately $995,000 and $615,000 for the 401(k) Plan years ended December 31, 1995 and 1994, respectively.

EMPLOYEE STOCK PURCHASE PLAN

       The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 150,000 shares of stock for issuance under the ESPP. The purchase price per share will be 85% of the closing price of the stock on the first day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ National Market System. As of June 30, 1996, 53,357 shares of common stock have been issued under the ESPP.


(7)    STOCKHOLDERS' EQUITY

PREFERRED STOCK

       In August 1995, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will

                             RURAL/METRO CORPORATION
become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) accounces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

       Upon exercise, each Right will entitle the holder (other than the party seeking to acquire control of the Company) to acquire shares of the common stock of the Company or, in certain circumstances, such acquiring person at a 50% discount from market value. The Rights may be terminated by the Board of Directors at any time prior to the date they become exercisable at a price of $0.01 per Right; thereafter, they may be redeemed for a specified period of time at $0.01 per Right.

COMMON STOCK

       In April 1996, the Company issued 1,367,500 shares of common stock at $27.25 per share, generating $34.8 million. The proceeds were used to reduce the outstanding balance on the Company's revolving credit facility.

DEFERRED COMPENSATION

       During December 1994 and October 1995, the Company granted certain officers an aggregate of 10,000 and 27,500 shares, respectively, of restricted common stock with a fair value of approximately $205,000 and $660,000, respectively, in exchange for covenants not to compete in the future. The shares covered under the 1994 grant vest one-third on the third anniversary date of the grant and one-third per year over the remainder of the non-compete agreements. The shares covered under the 1995 grant vest one-fifth per year over the life of the non-compete agreement. The fair value of the common stock is reflected in stockholders' equity as deferred compensation and is being amortized over the terms of the non-compete agreements.


(8)    RELATED PARTY TRANSACTIONS

       The Company incurred legal fees of approximately $122,000, $158,000 and $174,000 for the years ended June 30, 1996, 1995 and 1994, respectively, with a law firm in which a member of the Board of Directors is a partner.

       The Company incurred rental expense of $592,000, $635,000 and $78,000 in each of the years ended June 30, 1996, 1995 and 1994, respectively, related to leases of fire and ambulance facilities with a director of the Company and with employees and an officer that were previously owners of businesses acquired by the Company.

       At June 30, 1996 and 1995, the Company had notes payable to employees and an officer that were previously owners of businesses acquired by the Company totalling $4,617,000 and $5,766,000, respectively.


(9)    INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between results of operations for financial reporting purposes and income tax purposes.

                             RURAL/METRO CORPORATION

       The components of the provision for income taxes were as follows:

                                                 Year ended June 30,
                                          --------------------------------
                                           1996         1995         1994
                                          ------       ------       ------
                                                   (in thousands)
         Current
            Federal                       $4,219       $3,188       $1,830
            State                            796        1,115          644
                                          ------       ------       ------
                                           5,015        4,303        2,474
         Deferred                          3,029          985          410
                                          ------       ------       ------
                                          $8,044       $5,288       $2,884
                                          ======       ======       ======

       Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of liabilities and the tax rates in effect when those differences are expected to reverse.

       The components of net deferred taxes were as follows:

                                                                  June 30,
                                                         ------------------------
                                                           1996             1995
                                                         --------        --------
                                                              (in thousands)
Deferred tax liabilities
   Amortization and accelerated depreciation             $ (9,340)       $ (3,187)
   Allowance for doubtful accounts                         (2,274)         (2,299)
   Cash to accrual adjustment                                (895)         (1,471)
                                                         --------        --------
                                                          (12,509)         (6,957)
                                                         --------        --------
Deferred tax assets
   Writedown of investment in real estate                     608             656
   Installment gain from sale of real estate
    and property and equipment                                196             254
   Compensation related deferrals                             794             737
   Self insurance reserve                                     351             299
   Other                                                     --                54
                                                         --------        --------
                                                           1 ,949           2,000
                                                         --------        --------
Net deferred tax liability                                (10,560)         (4,957)
Less current portion                                        1,500            --
                                                         --------        --------
Net long-term deferred tax liability                     $ (9,060)       $ (4,957)
                                                         ========        ========

       For the years ended June 30, 1996 and 1995 income tax benefits of $982,000 and $376,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options.

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                              Year ended June 30,
                                                     ------------------------------------
                                                       1996          1995           1994
                                                     -------       -------        -------
                                                                (in thousands)
Federal income tax provision at statutory rate       $ 6,845       $ 4,508        $ 2,587
State taxes, net of federal benefit                      491           606            751
Amortization of nondeductible goodwill                   646           331             60
Utilization of tax credits                              --            (116)          (646)
Other, net                                                62           (41)           132
                                                     -------       -------        -------
                                                     $ 8,044       $ 5,288        $ 2,884
                                                     =======       =======        =======

       Cash payments for income taxes were approximately $2,848,000, $3,381,000 and $1,906,000 during the years ended June 30, 1996, 1995 and 1994, respectively.


(10)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected quarterly financial data for the years ended June 30, 1996 and 1995 is as follows:

                                                                 1996
                                            -------------------------------------------------
                                            First         Second        Third        Fourth
                                           Quarter       Quarter       Quarter       Quarter
                                           -------       -------       -------       -------
                                            (in thousands, except for per share amounts)
Revenue                                    $55,763       $60,839       $64,984       $68,677
Operating income                             4,814         5,339         6,775         7,736
Net income                                   2,102         2,396         2,989         4,025
Earnings per share                         $   .23       $   .25       $   .31       $   .35


                                                                1995
                                          -------------------------------------------------
                                           First          Second         Third         Fourth
                                          Quarter        Quarter        Quarter        Quarter
                                          -------        -------        -------        -------

                                            (in thousands, except for per share amounts)
Revenue                                   $ 36,271       $ 39,959       $ 43,786       $ 51,567
Operating income                             2,912          3,340          4,265          5,423
Income before extraordinary item             1,434          1,660          2,050          2,449
Net income                                   1,434          1,660          2,050          1,756
Earnings per share
   Income before extraordinary item       $    .18       $    .21       $    .25       $    .28
   Extraordinary item                         --             --             --             (.08)
                                          --------       --------       --------       --------
      Net income                          $    .18       $    .21       $    .25       $    .20

                                                                     SCHEDULE II


                             RURAL/METRO CORPORATION

                       VALUATION AND QUALIFIYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                 (IN THOUSANDS)



                                                          June 30,
                                          ----------------------------------------
                                            1996            1995            1994
                                          --------        --------        --------
Allowance for doubtful accounts:
     Balance at beginning of period       $ 10,412        $  3,754        $  3,558
     Provision charged to expense           31,036          22,263          13,658
     Write-offs                            (14,877)        (15,605)        (13,462)
                                          --------        --------        --------

     Balance at end of period             $ 26,571        $ 10,412        $  3,754
                                          ========        ========        ========