Form 10-Q
period 1996-09-30
RURAL METRO CORP /DE/
filed 1996-11-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

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

At November 12, 1996 there were 11,450,108 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q






                                                                           Page
Part  I.  Financial Statements

      Item 1.        Consolidated Financial Statements:
                     Consolidated Balance Sheets                             3
                     Consolidated Statements of Income                       4
                     Consolidated Statements of Cash Flows                   5
                     Notes to Consolidated Financial Statements              6

      Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7


Part II.  Other Information
      Item 6.        Exhibits and Reports on Form 8-K                       10

      Signatures                                                            11

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996
                                 (IN THOUSANDS)


                                                               September 30,       June 30,
                                                                   1996              1996
                                                                 ---------        ---------
                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $     745        $   1,388
   Accounts receivable, net                                         76,532           68,642
   Inventories                                                       5,556            5,170
   Prepaid expenses and other                                        5,933            5,710
                                                                 ---------        ---------
     Total current assets                                           88,766           80,910

PROPERTY AND EQUIPMENT, net                                         49,205           48,401

INTANGIBLE ASSETS, net                                              95,385           96,373

OTHER ASSETS                                                         4,956            4,430
                                                                 ---------        ---------
                                                                 $ 238,312        $ 230,114
                                                                 =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                              $   3,484        $   4,092
   Accrued liabilities                                              14,083           14,806
   Current portion of long-term debt                                 6,651            6,610
                                                                 ---------        ---------
     Total current liabilities                                      24,218           25,508

LONG-TERM DEBT, net of current portion                              63,228           60,731

NON-REFUNDABLE SUBSCRIPTION INCOME                                  12,893           12,582

DEFERRED INCOME TAXES                                                9,017            9,060

OTHER LIABILITIES                                                    1,801            2,267
                                                                 ---------        ---------
     Total liabilities                                             111,157          110,148
                                                                 ---------        ---------
STOCKHOLDERS' EQUITY
   Preferred stock                                                      --               --
   Common stock                                                        115              113
   Additional paid-in capital                                       96,084           92,359
   Retained earnings                                                33,480           30,181
   Deferred compensation                                            (1,285)          (1,448)
   Treasury stock                                                   (1,239)          (1,239)
                                                                 ---------        ---------
     Total stockholders' equity                                    127,155          119,966
                                                                 ---------        ---------
                                                                 $ 238,312        $ 230,114
                                                                 =========        =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                    Three months ended September 30,
                                    --------------------------------
                                           1996          1995
                                         -------       -------
                                              (Unaudited)
REVENUE
   Ambulance services                    $59,028       $43,404
   Fire protection services               10,305         9,255
   Other                                   4,661         3,104
                                         -------       -------
     Total revenue                        73,994        55,763
                                         -------       -------
OPERATING EXPENSES
   Payroll and employee benefits          40,634        30,462
   Provision for doubtful accounts         9,755         6,818
   Depreciation                            2,733         2,138
   Amortization of intangibles             1,090           829
   Other operating expenses               13,190        10,702
                                         -------       -------
     Total expenses                       67,402        50,949
                                         -------       -------
OPERATING INCOME                           6,592         4,814

INTEREST EXPENSE, net                      1,010         1,149
                                         -------       -------
INCOME BEFORE INCOME TAXES                 5,582         3,665

PROVISION FOR INCOME TAXES                 2,283         1,563
                                         -------       -------
NET INCOME                               $ 3,299       $ 2,102
                                         =======       =======
EARNINGS PER COMMON STOCK
  AND COMMON STOCK EQUIVALENT            $  0.28       $  0.23
                                         =======       =======
WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                 11,944         9,307

  The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                             Three months ended September 30,
                                                             --------------------------------
                                                                   1996            1995
                                                                 --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                    $  3,299        $  2,102
   Adjustments to reconcile net income to cash
      provided by (used in) operations --
     Depreciation and amortization                                  3,823           2,967
     Amortization of deferred compensation                            163             137
     Amortization of gain on sale of real estate                      (26)             (9)
     Provision for doubtful accounts                                9,755           6,818
   Change in assets and liabilities,
      net of effect of businesses acquired --
     Increase in accounts receivable                              (17,645)        (11,386)
     Increase in inventories                                         (386)             (2)
     Increase in prepaid expenses and other                          (325)         (1,218)
     Decrease in accounts payable                                    (608)         (1,697)
     Increase (decrease) in accrued liabilities and other          (1,163)          2,080
     Increase in nonrefundable subscription income                    311             210
     Increase (decrease) in deferred income taxes                     (43)            477
                                                                 --------        --------
       Net cash provided by (used in) operating activities         (2,845)            479
                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facilities, net                   4,000          15,600
   Repayments of debt and capital lease obligations                (1,462)        (10,577)
   Borrowings of debt                                                  --           2,016
   Issuance of common stock                                         3,727             855
                                                                 --------        --------
       Net cash provided by financing activities                    6,265           7,894
                                                                 --------        --------
CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                            (3,537)         (3,295)
   Increase in other assets                                          (526)            (54)
   Cash paid for businesses acquired                                   --          (1,857)
                                                                 --------        --------
       Net cash used in investing activities                       (4,063)         (5,206)
                                                                 --------        --------
INCREASE (DECREASE) IN CASH AND CASH                                 (643)          3,167
EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of period                      1,388             900
                                                                 --------        --------
CASH AND CASH EQUIVALENTS, end of period                         $    745        $  4,067
                                                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


INTERIM RESULTS
In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 1996 and 1995 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations for that period.

The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for a full fiscal year.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


REVENUE

Total revenue increased $18.2 million, or 32.6%, from $55.8 million for the three months ended September 30, 1995 to $74.0 million for the three months ended September 30, 1996. Approximately $11.3 million of this increase resulted from the acquisition of ambulance service providers during the last three quarters of fiscal 1996. Ambulance service revenue in markets served by the Company in both of the three month periods ended September 30, 1995 and 1996 increased by 9.9%. Fire protection services revenue increased by $1.0 million, or 10.8%, from $9.3 million for the three months ended September 30, 1995 to $10.3 million for the three months ended September 30, 1996. Other revenue increased by $1.6 million, or 51.6%, in the three months ended September 30, 1996.

Total ambulance transports increased by 43,000, or 26.2%, from 164,000 for the three months ended September 30, 1995 to 207,000 for the three months ended September 30, 1996. The acquisition of fourteen ambulance service companies during the last three quarters of fiscal 1996 accounted for 36,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $10.1 million, or 33.1%, from $30.5 million for the three months ended September 30, 1995 to $40.6 million for the three months ended September 30, 1996. This increase was primarily due to the acquisition of fourteen ambulance service providers during the last three quarters of fiscal 1996.

Provision for doubtful accounts increased $3.0 million, or 44.1%, from $6.8 million for the three months ended September 30, 1995 to $9.8 million for the three months ended September 30, 1996. Provision for doubtful accounts increased from 12.2% of total revenue for the three months ended September 30, 1995 to 13.2% of total revenue for the three months ended September 30, 1996, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1996 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $0.6 million, or 28.6%, from $2.1 million for the three months ended September 30, 1995 to $2.7 million for the three months ended September 30, 1996, primarily as a result of increased property and equipment caused primarily by recent acquisition activity. Depreciation decreased from 3.8% of total revenue for the three months ended September 30, 1995 to 3.7% of total revenue for the three months ended September 30, 1996.

Amortization of intangibles increased by $0.3 million, or 37.5%, from $0.8 million for the three months ended September 30, 1995 to $1.1 million for the three months ended September 30, 1995. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles was 1.5% of total revenue for the three months ended September 30, 1995 and 1996.

Other operating expenses increased approximately $2.5 million, or 23.3%, from $10.7 million for the three months ended September 30, 1995 to $13.2 million for the three months ended September 30, 1996, primarily due to increased expenses associated with the operation of the fourteen ambulance service providers acquired during the last three quarters of fiscal 1996. Other operating expenses decreased from 19.2% of total revenue for the three months ended September 30, 1995 to 17.8% of total revenue for the three months ended September 30, 1996 as a result of operational efficiencies.

Interest expense decreased by $0.1 million from $1.1 million for the three months ended September 30, 1995 to $1.0 million for the three months ended September 30, 1996. This decrease was attributable to lower interest rates on the Company's $125 million revolving credit facility which was funded in September 1995.

The Company's effective tax rate decreased from 42.6% for the three months ended September 30, 1995 to 40.9% for the three months ended September 30, 1996, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993, subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

During the three months ended September 30, 1996 the Company used cash flow from operations of $2.8 million. This compares to cash flow provided by operations of $0.5 million for the three months ended September 30, 1995. This change resulted primarily from increases in accounts receivable, inventories and prepaid expenses and a decrease in accounts payable and other accrued liabilities.

Approximately $54.0 million was outstanding on the Company's revolving credit facility at September 30, 1996.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansion and acquisitions for the twelve months subsequent to September 30, 1996. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES



PART II --      OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K

               (a)    Exhibits - none

               (b)    Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RURAL/METRO CORPORATION





Date: November 14, 1996                    By /s/  W. R. Crowell
                                              ------------------
                                                W. R. Crowell, Vice President
                                                and Principal Accounting Officer