Form 10-Q
period 1996-12-31
RURAL METRO CORP /DE/
filed 1997-02-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 0-22056
                                                -------

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

                                         Yes    X            No
                                             -------            -------

At February 11, 1997 there were 11,861,530 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                                                              Page
                                                                                                              ----
Part  I.  Financial Statements

         Item 1.              Consolidated Financial Statements:

                              Consolidated Balance Sheets                                                       3

                              Consolidated Statements of Income                                                 4

                              Consolidated Statements of Cash Flows                                             5

                              Notes to Consolidated Financial Statements                                        6

         Item 2.              Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                               8

Part II.  Other Information

         Item 6.              Exhibits and Reports on Form 8-K                                                 13

         Signatures                                                                                            14

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND JUNE 30, 1996
                                 (IN THOUSANDS)

                                                   December 31,        June 30,
                                                       1996              1996
                                                    ---------         ---------
                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $     403         $   1,388
    Accounts receivable, net                           83,388            68,642
    Inventories                                         5,983             5,170
    Prepaid expenses and other                          5,976             5,710
                                                    ---------         ---------
           Total current assets                        95,750            80,910

PROPERTY AND EQUIPMENT, net                            53,559            48,401

INTANGIBLE ASSETS, net                                110,173            96,373

OTHER ASSETS                                            4,409             4,430
                                                    ---------         ---------
                                                    $ 263,891         $ 230,114
                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                $   3,268         $   4,092
    Accrued liabilities                                13,242            14,806
    Current portion of long-term debt                  11,643             6,610
                                                    ---------         ---------
           Total current liabilities                   28,153            25,508

LONG-TERM DEBT, net of current portion                 77,123            60,731

NON-REFUNDABLE SUBSCRIPTION INCOME                     12,731            12,582

DEFERRED INCOME TAXES                                   9,930             9,060

OTHER LIABILITIES                                       2,220             2,267
                                                    ---------         ---------
           Total liabilities                          130,157           110,148
                                                    ---------         ---------
STOCKHOLDERS' EQUITY
    Preferred stock                                        --                --
    Common stock                                          117               113
    Additional paid-in capital                         98,819            92,359
    Retained earnings                                  37,251            30,181
    Deferred compensation                              (1,214)           (1,448)
    Treasury stock                                     (1,239)           (1,239)
                                                    ---------         ---------
           Total stockholders' equity                 133,734           119,966
                                                    ---------         ---------
                                                    $ 263,891         $ 230,114
                                                    =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.

                             RURAL/METRO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended December 31,      Six Months Ended December 31,
                                                     ---------------------------------   ------------------------------
                                                         1996              1995             1996               1995
                                                       --------          --------          --------          --------
REVENUE
              Ambulance services                       $ 62,465          $ 48,053          $121,493          $ 91,457
              Fire protection services                   10,349             9,435            20,654            18,690
              Other                                       4,716             3,351             9,377             6,455
                                                       --------          --------          --------          --------
                   Total revenue                         77,530            60,839           151,524           116,602
                                                       --------          --------          --------          --------
OPERATING EXPENSES
              Payroll and employee benefits              41,867            33,140            82,501            63,602
              Provision for doubtful accounts            10,404             7,489            20,159            14,307
              Depreciation                                2,918             2,354             5,651             4,492
              Amortization of intangibles                 1,110               857             2,200             1,686
              Other operating expenses                   13,757            11,660            26,947            22,362
                                                       --------          --------          --------          --------
                   Total expenses                        70,056            55,500           137,458           106,449
                                                       --------          --------          --------          --------
OPERATING INCOME                                          7,474             5,339            14,066            10,153
INTEREST EXPENSE, net                                     1,072             1,281             2,082             2,430
                                                       --------          --------          --------          --------
INCOME BEFORE INCOME TAXES                                6,402             4,058            11,984             7,723
PROVISION FOR INCOME TAXES                                2,631             1,662             4,914             3,225
                                                       --------          --------          --------          --------
NET INCOME                                             $  3,771          $  2,396          $  7,070          $  4,498
                                                       ========          ========          ========          ========
EARNINGS PER COMMON STOCK
   AND  COMMON STOCK EQUIVALENT                        $   0.31          $   0.25          $   0.59          $   0.48
                                                       ========          ========          ========          ========
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON
   STOCK EQUIVALENTS OUTSTANDING                         12,175             9,580            12,082             9,416

The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Six Months Ended December 31,
                                                                      1996           1995
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $  7,070       $  4,498
     Adjustments to reconcile net income to cash
        used in operations -
          Depreciation and amortization                                7,851          6,178
          Amortization of deferred compensation                          327            286
          Amortization of gain on sale of real estate                    (52)           (52)
          Provision for doubtful accounts                             20,159         14,306
     Change in assets and liabilities, net of effect
      of businesses acquired -
          Increase in accounts receivable                            (34,355)       (23,599)
          Increase in inventories                                       (746)          (158)
          Increase in prepaid expenses and other                        (310)        (1,716)
          Decrease in accounts payable                                  (838)        (1,653)
          Increase (decrease) in accrued liabilities and other        (3,605)           200
          Increase in nonrefundable subscription income                  149             52
          Increase in deferred income taxes                              870          1,036
                                                                    --------       --------
               Net cash used in operating activities                  (3,480)          (622)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on revolving credit facilities, net                   19,600         21,600
     Repayment of debt and capital lease obligations                  (6,488)       (13,361)
     Borrowings of debt                                                   --          2,016
     Issuance of common stock                                          6,371          1,294
                                                                    --------       --------
               Net cash provided by financing activities              19,483         11,549
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for businesses acquired                                (9,284)        (2,017)
     Capital expenditures                                             (7,725)        (9,320)
     (Increase) decrease in other assets                                  21           (220)
                                                                    --------       --------
               Net cash used in investing activities                 (16,988)       (11,557)
                                                                    --------       --------
DECREASE IN CASH AND CASH EQUIVALENT                                    (985)          (630)

CASH AND CASH EQUIVALENTS, beginning of period                         1,388            900
                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of the period                        $    403       $    270
                                                                    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the six month periods ended December 31, 1996 and 1995 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations for that period.

         The results of operations for the six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results of operations for a full fiscal year.

(2)      ACQUISITIONS
         During the six months ended December 31, 1996 the Company purchased the stock of an ambulance service provider operating in Kentucky and the assets of ambulance service providers operating in Indiana, Ohio, Kentucky, South Carolina and Georgia.

         The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB 16) and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:

                                                 (in thousands)
                     Cash                           $ 9,284
                     Notes payable to sellers         2,276
                     Assumption of liabilities        8,412
                                                    -------
                                                    $19,972

         The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1996 and the six months ended December 31, 1996 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

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

                             RURAL/METRO CORPORATION
           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1996
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    YEAR ENDED                SIX MONTHS ENDED
                                  JUNE 30, 1996              DECEMBER 31, 1996
                             -----------------------      ----------------------
                                            PROFORMA                    PROFORMA
                              HISTORICAL    COMBINED      HISTORICAL    COMBINED
Revenue                       $250,263      $294,496      $151,524      $158,936
Net income                    $ 11,512      $ 14,302      $  7,070      $  7,679
Earnings per share            $   1.14      $   1.36      $   0.59      $   0.64

Pro forma adjustments include adjustments to: (i) reflect amortization of the cost in excess of the fair value of net assets acquired; (ii) adjust payroll and related expenses for the effect of certain former owners of the acquired businesses not being employed by the Company and to reflect the difference between the actual compensation paid to officers of the businesses acquired and the lower level of aggregate compensation such individuals would have received under the terms of employment agreements executed between the Company and such individuals; (iii) adjust other operating expenses to reflect the reduction of expenses related to certain real estate and buildings not acquired and sellers' costs incurred in connection with the sale of their respective businesses; (iv) adjust interest expense to reflect interest expense related to debt issued in connection with the acquisitions; and, (v) adjust income taxes to reflect the tax effect of the adjustments and the tax effect of treating all of the acquisitions as if they had C corporation status.

Subsequent to December 31, 1996, subsidiaries of the Company merged with and into an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Arkansas. The Company issued an aggregate of 361,970 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

REVENUE

Total revenue increased $16.7 million, or 27.5%, from $60.8 million for the three months ended December 31, 1995 to $77.5 million for the three months ended December 31, 1996. Approximately $9.4 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997. Ambulance service revenue in markets served by the Company in both of the three month periods ended December 31, 1995 and 1996 increased by 10.4%. Fire protection services revenue increased $0.9 million, or 9.6%, from $9.4 million for the three months ended December 31, 1995 to $10.3 million for the three months ended December 31, 1996. Other revenue increased by $1.4 million, or 41.2%, in the three months ended December 31, 1996.

Total ambulance transports increased by 44,000, or 25.4%, from 173,000 for the three months ended December 31, 1995 to 217,000 for the three months ended December 31, 1996. The acquisition of sixteen ambulance service companies during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997 accounted for 29,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $8.7 million, or 26.3%, from $33.1 million for the three months ended December 31, 1995 to $41.8 million for the three months ended December 31, 1996. This increase was primarily due to the acquisition of sixteen ambulance service providers during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997.

Provision for doubtful accounts increased $2.9 million, or 38.7%, from $7.5 million for the three months ended December 31, 1995 to $10.4 million for the three months ended December 31, 1996. Provision for doubtful accounts increased from 12.3% of total revenue for the three months ended December 31, 1995 to 13.4% of total revenue for the three months ended December 31, 1996, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1996 and the first half of fiscal 1997 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $0.5 million, or 20.8%, from $2.4 million for the three months ended December 31, 1995 to $2.9 million for the three months ended December 31, 1996, primarily as a result of depreciation expense on property and equipment obtained through recent ambulance service acquisitions. Depreciation decreased from 3.9% of total revenue for the three months ended December 31, 1995 to 3.8% of total revenue for the three months ended December 31, 1996.

Amortization of intangibles increased by $0.3 million, or 37.5%, from $0.8 million for the three months ended December 31, 1995 to $1.1 million for the three months ended December 31, 1996. This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles was 1.4% of total revenue for the three month periods ended December 31, 1995 and 1996.

Other operating expenses increased approximately $2.1 million, or 17.9%, from $11.7 million for the three months ended December 31, 1995 to $13.8 million for the three months ended December 31, 1996, primarily due to increased expenses associated with the operation of the sixteen ambulance service providers acquired during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997. Other operating expenses decreased from 19.2% of total revenue for the three months ended December 31, 1995 to 17.7% of total revenue for the three months ended December 31, 1996 as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense decreased by $0.2 million from $1.3 million for the three months ended December 31, 1995 to $1.1 million for the three months ended December 31, 1996. This decrease was attributable to lower interest rates on the Company's $125 million revolving credit facility and lower balances outstanding during the quarter as a result of the Company's April 1996 stock offering.

The Company's effective tax rate increased from 41.0% for the three months ended December 31, 1995 to 41.1% for the three months ended December 31, 1996, primarily the result of increased balances of non-deductible goodwill, partially offset by the results of tax planning strategies implemented by the Company during fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

REVENUE

Total revenue increased $34.9 million, or 29.9%, from $116.6 million for the six months ended December 31, 1995 to $151.5 million for the six months ended December 31, 1996. Approximately $20.7 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997. Ambulance service revenue in markets served by the Company in both of the six month periods ended December 31, 1995 and 1996 increased by 10.2%. Fire protection services revenue increased by $2.0 million, or 10.7%, from $18.7 million for the six months ended December 31, 1995 to $20.7 million for the six months ended December 31, 1996. Other revenue increased by $2.9 million, or 44.6%, in the six months ended December 31, 1996.

Total ambulance transports increased by 87,000, or 25.8%, from 337,000 for the six months ended December 31, 1995 to 424,000 for the six months ended December 31, 1996. The acquisition of sixteen ambulance service companies during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997 accounted for 65,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $18.9 million, or 29.7%, from $63.6 million for the six months ended December 31, 1995 to $82.5 million for the six months ended December 31, 1996. This increase was primarily due to the acquisition of sixteen ambulance service providers during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997.

Provision for doubtful accounts increased $5.9 million, or 41.3%, from $14.3 million for the six months ended December 31, 1995 to $20.2 million for the six months ended December 31, 1996. Provision for doubtful accounts increased from 12.3% of total revenue for the six months ended December 31, 1995 to 13.3% of total revenue for the six months ended December 31, 1996, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1996 and the first half of fiscal 1997 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $1.2 million, or 26.7%, from $4.5 million for the six months ended December 31, 1995 to $5.7 million for the six months ended December 31, 1996, primarily as a result of depreciation expense on property and equipment obtained through recent ambulance service acquisitions. Depreciation decreased from 3.9% of total revenue for the six months ended December 31, 1995 to 3.7% of total revenue for the six months ended December 31, 1996.

Amortization of intangibles increased by $0.5 million, or 29.4%, from $1.7 million for the six months ended December 31, 1995 to $2.2 million for the six months ended December 31, 1996.

This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles was 1.5% of total revenue for the six months ended December 31, 1995 and 1996.

Other operating expenses increased approximately $4.5 million, or 20.1%, from $22.4 million for the six months ended December 31, 1995 to $26.9 million for the six months ended December 31, 1996, primarily due to increased expenses associated with the operation of the sixteen ambulance service providers acquired during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997. Other operating expenses decreased from 19.2% of total revenue for the six months ended December 31, 1995 to 17.8% of total revenue for the six months ended December 31, 1996 as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense decreased by $0.3 million from $2.4 million for the six months ended December 31, 1995 to $2.1 million for the six months ended December 31, 1996. This decrease was attributable to lower interest rates on the Company's $125 million revolving credit facility and lower balances outstanding during the quarter as a result of the Company's April 1996 Stock Offering.

The Company's effective tax rate decreased from 41.8% for the six months ended December 31, 1995 to 41.0% for the six months ended December 31, 1996, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993, subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

During the six months ended December 31, 1996 the Company used cash flow from operations of $3.5 million. This compares to cash flow used in operations of $0.6 million for the six months ended December 31, 1995. This change resulted primarily from increases in accounts receivable and inventories and a decrease in accrued liabilities.

Approximately $69.6 million was outstanding on the Company's revolving credit facility at December 31, 1996. Availability on the facility was $55.4 million at December 31, 1996.

During the six months ended December 31, 1996 the Company purchased the stock of an ambulance service provider operating in Kentucky and the assets of ambulance service providers operating in Indiana, Ohio, Kentucky, South Carolina and Georgia. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB 16). The aggregate purchase price was $20.0 million, consisting of cash of $9.3 million, notes payable to sellers of $2.3 million and liabilities assumed of $8.4 million. The Company funded the cash portion of the acquisitions through operating cash flow and from the Company's revolving credit facility.

Subsequent to December 31, 1996, subsidiaries of the Company merged with and into an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Arkansas. The Company issued an aggregate of 361,970 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16.

Subsequent to December 31, 1996, the Company made an investment of $2.5 million in National Health Enhancement Systems (NHES), a provider of medical information, technology and software products to managed care providers. The Company purchased 370,370 shares of NHES' common stock, representing approximately 7.4% of its aggregate outstanding common stock.

The Company has registered 3.2 million shares of common stock for issuance in connection with acquisitions. At February 12, 1997, 1.8 million of the shares have been issued.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansion and acquisitions for the twelve months subsequent to December 31, 1996. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

PART II --        OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.36 Employee Stock Purchase Plan, as amended through September 6, 1996

                           10.45(b) First Amendment to Credit Agreement by and among Registrant as guarantor, certain of its subsidiaries as borrowers, First Union Bank of North Carolina, as agent, and various lenders, dated as of December 20, 1996

                  (b)      Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RURAL/METRO CORPORATION

Date: February 13, 1997                 By /s/         W. R. Crowell
                                           -------------------------------------
                                              W. R. Crowell, Vice President
                                             and Principal Accounting Officer