Form 10-Q
period 1997-03-31
RURAL METRO CORP /DE/
filed 1997-05-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------

                         Commission file number 0-22056

                             RURAL/METRO CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                        of incorporation or organization)

                                   86-0746929
                                (I.R.S. Employer
                               Identification No.)


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

At May 9, 1997 there were 11,875,158 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                              Page
                                                                              ----
Part  I.  Financial Statements

      Item 1.      Consolidated Financial Statements:
                        Consolidated Balance Sheets                             3
                        Consolidated Statements of Income                       4
                        Consolidated Statements of Cash Flows                   5
                        Notes to Consolidated Financial Statements              6

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          9


Part II.  Other Information
      Item 2(c).  Changes in Securities                                        13
      Item 6.     Exhibits and Reports on Form 8-K                             13

      Signatures                                                               14

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1997 AND JUNE 30, 1996

                                 (IN THOUSANDS)

                                                                 March 31,          June 30,
                                                                    1997              1996
                                                                 ---------         ---------
                                                                 (Unaudited)
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $     730         $   1,388
   Accounts receivable, net                                         96,836            68,642
   Inventories                                                       6,638             5,170
   Prepaid expenses and other                                        6,418             5,710
                                                                 ---------         ---------
     Total current assets                                          110,622            80,910

PROPERTY AND EQUIPMENT, net                                         58,411            48,401

INTANGIBLE ASSETS, net                                             117,218            96,373

OTHER ASSETS                                                         7,096             4,430
                                                                 ---------         ---------
                                                                 $ 293,347         $ 230,114
                                                                 =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                              $   3,843         $   4,092
   Accrued liabilities                                              14,046            14,806
   Current portion of long-term debt                                 7,027             6,610
                                                                 ---------         ---------
     Total current liabilities                                      24,916            25,508

LONG-TERM DEBT, net of current portion                             101,475            60,731

NON-REFUNDABLE SUBSCRIPTION INCOME                                  12,955            12,582

DEFERRED INCOME TAXES                                               10,042             9,060

OTHER LIABILITIES                                                    2,552             2,267
                                                                 ---------         ---------
     Total liabilities                                             151,940           110,148
                                                                 ---------         ---------

STOCKHOLDERS' EQUITY
   Common stock                                                        120               113
   Additional paid-in capital                                      100,517            92,359
   Retained earnings                                                42,956            30,181
   Deferred compensation                                              (947)           (1,448)
   Treasury stock                                                   (1,239)           (1,239)
                                                                 ---------         ---------
     Total stockholders' equity                                    141,407           119,966
                                                                 ---------         ---------
                                                                 $ 293,347         $ 230,114
                                                                 =========         =========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended March 31,   Nine Months Ended March 31,
                                         ----------------------------   ---------------------------
                                            1997           1996            1997            1996
                                           -------        -------        --------        --------

REVENUE
    Ambulance services                     $69,161        $51,789        $190,654        $143,246
    Fire protection services                10,551          9,813          31,205          28,503
    Other                                    5,209          3,382          14,586           9,837
                                           -------        -------        --------        --------
          Total revenue                     84,921         64,984         236,445         181,586
                                           -------        -------        --------        --------

OPERATING EXPENSES
    Payroll and employee benefits           44,706         34,596         127,207          98,198
    Provision for doubtful accounts         11,878          8,138          32,037          22,445
    Depreciation                             2,995          2,571           8,646           7,063
    Amortization of intangibles              1,149            888           3,349           2,574
    Other operating expenses                14,693         12,016          41,640          34,378
                                           -------        -------        --------        --------
          Total expenses                    75,421         58,209         212,879         164,658
                                           -------        -------        --------        --------

OPERATING INCOME                             9,500          6,775          23,566          16,928

INTEREST EXPENSE, net                        1,576          1,706           3,658           4,136
                                           -------        -------        --------        --------

INCOME BEFORE INCOME TAXES                   7,924          5,069          19,908          12,792

PROVISION FOR INCOME TAXES                   3,249          2,080           8,163           5,305
                                           -------        -------        --------        --------

NET INCOME                                 $ 4,675        $ 2,989        $ 11,745        $  7,487
                                           =======        =======        ========        ========

EARNINGS PER COMMON STOCK AND
   COMMON STOCK EQUIVALENT                 $  0.38        $  0.31        $   0.97        $   0.79
                                           =======        =======        ========        ========

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON
   STOCK EQUIVALENTS OUTSTANDING            12,369          9,735          12,154           9,522



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                Nine Months Ended March 31,
                                                                  1997             1996
                                                                --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                    $ 11,745         $  7,487
  Adjustments to reconcile net income to cash
     used in operations --
    Depreciation and amortization                                 11,995            9,637
    Amortization of deferred compensation                            502              459
    Amortization of gain on sale of real estate                      (78)             (78)
    Provision for doubtful accounts                               32,037           22,445
    Change in assets and liabilities, net of
       effect of businesses acquired --
    Increase in accounts receivable                              (56,523)         (40,368)
    Increase in inventories                                       (1,328)            (279)
    Increase in prepaid expenses and other                        (1,036)          (1,673)
    Decrease in accounts payable                                    (479)          (2,865)
    Increase (decrease) in accrued liabilities and other          (4,785)             307
    Increase in non-refundable subscription income                   373              362
    Increase in deferred income taxes                                195            1,837
                                                                --------         --------
      Net cash used in operating activities                       (7,382)          (2,729)
                                                                --------         --------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facilities, net                  45,200           40,600
  Repayment of debt and capital lease obligations                (17,221)         (17,474)
  Borrowings of debt                                                  --            2,016
  Issuance of common stock                                         8,076            2,070
                                                                --------         --------
      Net cash provided by financing activities                   36,055           27,212
                                                                --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired                              (12,616)          (8,887)
  Capital expenditures                                           (14,049)         (13,806)
  Increase in other assets                                        (2,666)            (122)
                                                                --------         --------
      Net cash used in investing activities                      (29,331)         (22,815)
                                                                --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (658)           1,668

CASH AND CASH EQUIVALENTS, Beginning of period                     1,388              900
                                                                --------         --------

CASH AND CASH EQUIVALENTS, End of period                        $    730         $  2,568
                                                                ========         ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

(1)   INTERIM RESULTS

      In the opinion of management, the consolidated financial statements for the three month and nine month periods ended March 31, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations for that period.

      The results of operations for the three month and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for a full fiscal year.

(2)   ACQUISITIONS

      During the nine months ended March 31, 1997 the Company purchased the stock of an ambulance service provider operating in Kentucky and the assets of ambulance service providers operating in Indiana, Ohio, Kentucky, South Carolina and Georgia.

      The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. (APB) 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

      The aggregate purchase price consisted of the following:

                                                 (in thousands)
                    Cash                             $12,616
                    Notes payable to sellers           3,067
                    Assumption of liabilities         11,367
                                                     -------
                                                     $27,050
                                                     =======

      During the nine months ended March 31, 1997, subsidiaries of the Company merged with and into an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Arkansas. The Company issued an aggregate of 361,970 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16.

      The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1996 and the nine months ended March 31, 1997 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

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

                             RURAL/METRO CORPORATION
           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1996
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               YEAR ENDED                  NINE MONTHS ENDED
                              JUNE 30, 1996                  MARCH 31, 1997
                              -------------                  --------------
                                          PROFORMA                        PROFORMA
                        HISTORICAL        COMBINED       HISTORICAL       COMBINED
                        ----------        --------       ----------       --------
Revenue                   $250,263        $310,499        $236,445        $254,111
Net income                $ 11,512        $ 14,910        $ 11,745        $ 12,695
Earnings per share        $   1.14        $   1.37        $   0.97        $   1.03


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

(3)   RECENTLY ISSUED ACCOUNTING STANDARDS
      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which supersedes APB 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. The new statement modifies the calculation of primary and fully diluted EPS and replaces them with basic and diluted EPS. Pro forma EPS assuming implementation of SFAS No. 128 at the beginning of the period for the three and nine month periods ending March 31, 1997 and 1996 is as follows:


                THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                ----------------------------   ---------------------------
                   1997            1996            1997            1996
                   ----            ----            ----            ----
Basic             $0.40           $0.32            $1.03           $0.83
Diluted           $0.38           $0.31            $0.97           $0.79

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


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUE

Total revenue increased $19.9 million, or 30.6%, from $65.0 million for the three months ended March 31, 1996 to $84.9 million for the three months ended March 31, 1997. Approximately $12.8 million of this increase resulted from the acquisition of ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997. Ambulance service revenue in markets served by the Company in both of the three month periods ended March 31, 1996 and 1997 increased by 8.9%. Fire protection services revenue increased $0.8 million, or 8.2%, from $9.8 million for the three months ended March 31, 1996 to

$10.6 million for the three months ended March 31, 1997. Other revenue increased by $1.8 million, or 52.9%, in the three months ended March 31, 1997.

Total ambulance transports increased by 61,000, or 33.3%, from 183,000 for the three months ended March 31, 1996 to 244,000 transports for the three months ended March 31, 1997. The acquisition of fifteen ambulance service companies during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997 accounted for 46,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

OPERATING EXPENSES

Payroll and employee benefits increased $10.1 million, or 29.2%, from $34.6 million for the three months ended March 31, 1996 to $44.7 million for the three months ended March 31, 1997. This increase was primarily due to the acquisition of fifteen ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997.

Provision for doubtful accounts increased $3.8 million, or 46.9%, from $8.1 million for the three months ended March 31, 1996 to $11.9 million for the three months ended March 31, 1997. Provision for doubtful accounts increased from 12.5% of total revenue for the three months ended March 31, 1996 to 14.0% of total revenue for the three months ended March 31, 1997, reflecting the effect of the acquisition of ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $0.4 million, or 15.4%, from $2.6 million for the three months ended March 31, 1996 to $3.0 million for the three months ended March 31, 1997, primarily as a result of depreciation expense on property and equipment obtained through recent ambulance service acquisitions. Depreciation decreased from 4.0% of total revenue for the three months ended March 31, 1996 to 3.5% of total revenue for the three months ended March 31, 1997.

Amortization of intangibles increased by $0.2 million, or 22.2%, from $0.9 million for the three months ended March 31, 1996 to $1.1 million for the three months ended March 31, 1997. This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles was 1.4% of total revenue for the three month periods ended March 31, 1996 and 1997.

Other operating expenses increased approximately $2.7 million, or 22.5%, from $12.0 million for the three months ended March 31, 1996 to $14.7 million for the three months ended March 31, 1997 primarily due to increased expenses associated with the operation of the fifteen ambulance service providers acquired during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997. Other operating expenses decreased from 18.5% of total revenue for the three months ended March 31, 1996 to 17.3% of total revenue for the three months ended March 31, 1997 as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense decreased $0.1 million from $1.7 million for the three months ended March 31, 1996 to $1.6 million for the three months ended March 31, 1997. This decrease was attributable to lower interest rates on the Company's $125 million revolving credit facility.

The Company's effective tax rate was 41.0% for the three month periods ended March 31, 1996 and 1997.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

REVENUE

Total revenue increased $54.8 million, or 30.2%, from $181.6 million for the nine months ended March 31, 1996 to $236.4 million for the nine months ended March 31, 1997. Approximately $34.3 million of this increase resulted from the acquisition of ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997. Ambulance service revenue in markets served by the Company in both of the nine month periods ended March 31, 1996 and 1997 increased by 9.2%. Fire protection services revenue increased by $2.7 million, or 9.5%, from $28.5 million for the nine months ended March 31, 1996 to $31.2 million for the nine months ended March 31, 1997. Other revenue increased by $4.8 million, or 49.0%, in the nine months ended March 31, 1997.

Total ambulance transports increased by 148,000, or 28.5%, from 520,000 for the nine months ended March 31, 1996 to 668,000 for the nine months ended March 31, 1997. The acquisition of fifteen ambulance service companies during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997 accounted for 115,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

OPERATING EXPENSES

Payroll and employee benefits increased $29.0 million, or 29.5%, from $98.2 million for the nine months ended March 31, 1996 to $127.2 million for the nine months ended March 31, 1997. This increase was primarily due to the acquisition of fifteen ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997.

Provision for doubtful accounts increased $9.6 million, or 42.9%, from $22.4 million for the nine months ended March 31, 1996 to $32.0 million for the nine months ended March 31, 1997. Provision for doubtful accounts increased from 12.3% of total revenue for the nine months ended March 31, 1996 to 13.5% of total revenue for the nine months ended March 31, 1997, reflecting the effect of the acquisition of ambulance service providers during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $1.5 million, or 21.1%, from $7.1 million for the nine months ended March 31, 1996 to $8.6 million for the nine months ended March 31, 1997, primarily as a result of depreciation expense on equipment obtained through recent ambulance service acquisitions. Depreciation decreased from 3.9% of total revenue for the nine months ended March 31, 1996 to 3.7% of total revenue for the nine months ended March 31, 1997.

Amortization of intangibles increased by $0.7 million, or 26.9%, from $2.6 million for the nine months ended March 31, 1996 to $3.3 million for the nine months ended March 31, 1997. This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles was 1.4% of total revenue for the nine months ended March 31, 1996 and 1997.

Other operating expenses increased $7.2 million, or 20.9%, from $34.4 million for the nine months ended March 31, 1996 to $41.6 million for the nine months ended March 31, 1997, primarily due to increased expenses associated with the operation of the fifteen ambulance service providers acquired during the last quarter of fiscal 1996 and the first three quarters of fiscal 1997. Other operating expenses decreased from 18.9% of total revenue for the nine months ended March 31, 1996 to 17.6% of total revenue for the nine months ended March 31, 1997, as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense decreased by $0.4 million from $4.1 million for the nine months ended March 31, 1996 to $3.7 million for the nine months ended March 31, 1997. This decrease was attributable to lower rates on the Company's $125 million revolving credit facility and lower balances outstanding during the quarter as a result of the Company's April 1996 stock offering.

The Company's effective tax rate decreased from 41.5% for the nine months ended March 31, 1996 to 41.0% for the nine months ended March 31, 1997, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

During the nine months ended March 31, 1997, the Company used cash flow from operations of $7.4 million. This compares to cash flow used in operations of $2.7 million for the nine months ended March 31, 1996. This change resulted primarily from increases in accounts receivable, inventories and prepaid expenses, and a decrease in accrued liabilities.

Approximately $94.0 million was outstanding on the Company's revolving credit facility at March 31, 1997. Availability on the facility was $28.0 million at March 31, 1997.

During the nine months ended March 31, 1997, the Company purchased the stock of an ambulance service provider operating in Kentucky and the assets of ambulance service providers operating in Indiana, Ohio, Kentucky, South Carolina and Georgia. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB 16). The aggregate purchase price was $27.1 million, consisting of cash of $12.6 million, notes payable to sellers of $3.1 million and liabilities assumed of $11.4 million. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

During the nine months ended March 31, 1997, subsidiaries of the Company merged with and into an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Arkansas. The Company issued an aggregate of 361,970 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16.

During the nine months ended March 31, 1997, the Company made an investment of $2.5 million in National Health Enhancement Systems (NHES), a provider of medical information, technology and software products to managed care providers. The Company purchased 370,370 shares of NHES common stock, representing approximately 7% of its aggregate outstanding common stock.

The Company has registered 3.2 million shares of common stock for issuance in connection with acquisitions. At March 31, 1997, approximately 1.8 million of the shares have been issued.

In February 1997, the Company signed definitive agreements to acquire four entities doing business as Southwest Ambulance, one of Arizona's largest private ambulance companies. Completion of the acquisition is subject to regulatory approval by the United States Federal Trade Commission (FTC) and the Arizona Department of Health Services (ADHS). In April 1997, the staff of the FTC requested the Company to provide additional information and documentary material relevant to the proposed acquisition. In addition, ADHS has scheduled a public hearing relevant to the acquisition. No assurance can be given that the Company will obtain the approvals required to complete the acquisition.

In April 1997, the Company signed definitive agreements to acquire the stock of seven Ontario-based ambulance providers. Completion of these acquisitions is subject to regulatory approval by the Ontario Ministry of Health, and no assurance can be given that the Company will obtain the approvals required to complete any or all of these acquisitions.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansion and acquisitions for the twelve months subsequent to March 31, 1997. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

PART II - OTHER INFORMATION

            Item 2(c)   Changes in Securities -
                        Pursuant to a private placement under Section 4(2) of the Securities Act of 1933, on January 22, 1997, the Registrant issued 62,109 shares to David Lewis in connection with the merger of a subsidiary of the Registrant with and into Professional Medical Services, Inc.

            Item 6.     Exhibits and Reports on Form 8-K.

                  (a)   Exhibits - none

                  (b)   Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RURAL/METRO CORPORATION





Date:  May 13, 1997                    By     /s/  W. R. Crowell
                                            -----------------------------------
                                              W. R. Crowell, Vice President
                                              and Principal Accounting Officer