Form 10-K
period 1997-06-30
RURAL METRO CORP /DE/
filed 1997-09-29
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997
                                                  Commission file number 0-22056

                            Rural/Metro Corporation
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                         86-0746929
        ---------------------------------                                 ---------------------------------
         (STATE OR OTHER JURISDICTION OF                                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                                          IDENTIFICATION NO.)

            8401 EAST INDIAN SCHOOL ROAD, SCOTTSDALE, ARIZONA 85251
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (602) 994-3886

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

                              TITLE OF EACH CLASS

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AS OF SEPTEMBER 26, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE AVERAGE SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ NATIONAL MARKET, WAS $334,880,384. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of September 26, 1997, there were 13,157,348 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.
================================================================================

                               TABLE OF CONTENTS

PART I................................................................................    1

                                                                                          1
          ITEM 1.   BUSINESS..........................................................
                                                                                         23
          ITEM 2.   PROPERTIES........................................................
                                                                                         23
          ITEM 3.   LEGAL PROCEEDINGS.................................................
                                                                                         23
          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY   HOLDERS.............

PART II...............................................................................   23

                                                                                         23
          ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND   RELATED
                    STOCKHOLDER MATTERS...............................................
                                                                                         24
          ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA..............................
                                                                                         25
          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
                    RESULTS OF OPERATIONS.............................................
                                                                                         30
          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................
                                                                                         30
          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS   ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE..............................................

PART III..............................................................................   30

                                                                                         30
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF   THE REGISTRANT..............
                                                                                         30
          ITEM 11.  EXECUTIVE COMPENSATION............................................
                                                                                         31
          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS   AND
                    MANAGEMENT........................................................
                                                                                         31
          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED   TRANSACTIONS..................

PART IV...............................................................................   31

                                                                                         31
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND   REPORTS ON FORM
                    8-K...............................................................

SIGNATURES............................................................................   35

FINANCIAL STATEMENTS..................................................................  F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company provides "911" emergency and general transport ambulance services, fire protection services, and other safety and health care related services to municipal, residential, commercial, and industrial customers. The Company believes that it is the only multi-state provider of both ambulance and fire protection services in the United States and that it ranks as one of the largest private-sector providers of ambulance services and fire protection services in the world. The Company currently serves over 350 communities in 21 states, Canada, and Latin America. Ambulance services and fire protection services accounted for approximately 81% and 13%, respectively, of the Company's revenue for the fiscal year ended June 30, 1997.

     Founded in 1948, the Company has been instrumental in the development of protocols and policies applicable to the emergency services industry. The Company has grown significantly since the late 1970s both through internal growth and through acquisitions. To manage this growth, the Company invested in the development of management and operational systems that have resulted in productivity gains and increased profitability. The Company believes its current systems and controls position it to continue its growth internally as well as through acquisitions and enable it to operate profitably in both large and small communities. The Company completed eight acquisitions in the fiscal year ended June 30, 1994, 11 acquisitions in the fiscal year ended June 30, 1995, 18 acquisitions in the fiscal year ended June 30, 1996, and 19 acquisitions in the fiscal year ended June 30, 1997.

     Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $4 billion and $7 billion. Various factors, including the growth and aging of the population, and trends towards the use of outpatient services and specialized treatment facilities in an effort to contain health care costs have increased the demand for ambulance services. At the same time, industry factors have increased the standards of pre-hospital emergency care and have required faster ambulance response times, increasing the capital and technological resources necessary to provide higher levels of service. These factors, combined with the historically fragmented nature of the ambulance service industry, are contributing to consolidation within the industry.

     Market-driven forces changing the health care industry are impacting the ambulance industry as well. The Company believes the trend toward managed care and away from fee-for-service arrangements is furthering industry consolidation. The move to managed care benefits larger ambulance services providers, which can service a larger portion of a managed care provider's needs. This allows the managed care provider to reduce its number of suppliers, cutting administrative costs and allowing them to negotiate more favorable rates.

     Volunteer fire departments, tax-supported fire districts, and municipal fire departments constitute the primary providers of fire protection services in the United States. Because emergency medical response represents a significant portion of fire response activity within many fire departments, the Company believes that its ambulance and fire protection services operations are complementary. The Company believes that its integration of such services can provide operating economies, optimal coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities. Additionally, a variety of economic pressures on the public sector may increase opportunities for privatization and public/private partnerships in fire protection services.

     The Company pursues a strategy designed to enable it to expand its business in existing service areas, establish additional service areas both domestically and internationally, respond to the needs of the public sector and health care providers, expand fire protection services, integrate existing services, and improve productivity. This strategy includes plans to (i) acquire additional ambulance service providers operating in metropolitan areas and in communities surrounding the metropolitan areas that the Company currently serves or plans to serve; (ii) expand its emergency ambulance services through the pursuit of new contracts with municipalities and fire districts and its general ambulance services through increased marketing efforts to, and pursuit of other alliances with, managed care providers and other health care providers; (iii) expand its fire protection services into selected additional service areas through the pursuit of opportunities to supplant or enhance services provided by volunteer fire departments, expand its services to newly developed communities, and to develop public/private partnerships with tax supported fire districts and municipal fire departments; (iv) continue the integration of its fire protection and ambulance services to maximize operational efficiencies and synergies; and (v) improve its productivity through the more efficient utilization of equipment and personnel.

     The Company was incorporated in Arizona in 1948 and reincorporated in Delaware in May 1993. Unless the context indicates otherwise, all references to the "Company" refer to Rural/Metro Corporation and its subsidiaries. The Company maintains its principal executive offices at 8401 East Indian School Road, Scottsdale, Arizona 85251, and its telephone number is (602) 994-3886.

INDUSTRY CONSIDERATIONS

     Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency ambulance transport. When the public sector serves as first responder, private companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of general ambulance services. It is estimated that the ambulance service industry includes more than 10,000 providers of service, 2,000 or more of which are private. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including the Company, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

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

     Market reform continues to reshape the health care delivery system, with a shift from fee-for-service providers to managed care providers. Managed care providers are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. While ambulances typically transport patients to the nearest treatment facility, managed care providers are attempting to manage hospital utilization by working with ambulance service providers to ensure transport of patients to affiliated facilities and avoid unnecessary inter-facility transports. For non-life threatening medical emergencies, managed care providers are beginning to explore programs where plan members are encouraged to call the provider. Under this program, a nurse will answer the call, analyze the medical situation, and determine the best course of action and mode of transport. In an emergency situation, an advanced life support ambulance will be dispatched. In certain cases, patients could receive the required treatment level with a less costly basic life support ambulance. However, to manage such a system, the managed care provider must contract with an ambulance service provider that has the mix of vehicles and geographic scope to cover the entire region served by the managed care provider and can provide call center services.

     Based on the Company's experience, the Company believes that its ambulance and fire protection services are complementary. Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 27,000 volunteer fire departments, covering approximately 40% of the United States population, operate throughout the United States. Volunteer fire departments range from departments comprised entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, the private sector also provides fire protection services to industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities.

STRATEGY

     The Company's strategy is to enhance its position as a leading provider of emergency services in the United States and in other countries. Key elements of this strategy include the acquisition of ambulance service providers, increased marketing efforts aimed at the needs of the public sector and health care providers, expansion of fire protection services, integration of ambulance and fire protection operations, and improved productivity. The Company seeks to utilize key business competencies in communications and in logistics management to expand service offerings to customers and to seek new potential customers through key business alliances, joint ventures, or other strategic business arrangements.

     Acquisition of Ambulance Service Providers

     The Company seeks acquisitions that enable it to establish new service areas both domestically and internationally and acquisitions that enable it to expand its operations within its existing service areas. The Company believes that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, continues to provide an opportunity for the Company to acquire additional ambulance service providers, including not-for-profit hospital-owned providers, that would benefit from its management and operational systems, resulting in productivity gains and enhanced levels of service.

     The Company considers a number of factors in evaluating a proposed acquisition candidate, including the quality of its management and medical personnel, its historical operating results and future earnings potential, the size and anticipated growth of its market, its relative position within that market, and the competition to be encountered in such market. The Company pays special attention to those potential service areas in which it can achieve maximum productivity by achieving market leadership over a regional area, by utilizing its ambulances to provide both "911" emergency and general ambulance services, and by integrating ambulance services with fire protection services. The Company continues to build its regional operations, which better position the Company to serve the developing managed care customer base.

     Increased Marketing Efforts Aimed at the Needs of the Public Sector and Health Care Providers

     In addition to expansion through acquisitions, the Company plans to expand its general ambulance services through increased marketing efforts to hospitals, health maintenance organizations, and other health care providers and its emergency ambulance services through the pursuit of new contracts and alliances with municipalities and fire districts. These efforts will focus on the increased demand for emergency ambulance services caused by various factors, including the growth and aging of the population, as well as on the increased use of general ambulance services caused in part by increases in home health care, patient travel between specialized health care facilities, and increased requirements for transport to specific facilities operated by managed care providers. The Company intends to respond to the needs of managed care providers by delivering high quality, efficient, cost-effective services and the ability to transport patients to the most appropriate treatment facility, particularly in those geographic areas in which it has been able to achieve market leadership. The Company intends to develop and offer innovative value-added services to health care providers, such as access to a medical call center, to better serve the demand management, telephone triage, and medical transport needs of the managed care market. The Company believes that its communications and logistics expertise will enable it to offer services that will improve the responsiveness and cost-effectiveness of health care services in a managed care environment. The Company expects to pursue alliances with health care providers through the pursuit of service contracts, the development of relationships, and through acquisitions of health care and safety related providers, which would provide opportunities for the Company to integrate its services with such other service providers. In addition, the Company will continue to seek to enter into public/private alliances to compete for new business.

     Expansion of Fire Protection Services

     The Company plans to continue its efforts to expand its fire protection services into areas not currently served. In seeking to expand its fire protection services, the Company plans to emphasize the benefits of its services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from its extensive experience, its fire prevention initiatives, its management and operational systems, and its system utilizing full-time fire fighters and part-time reservists. The Company's strategy includes efforts to provide service to businesses and residences in newly developed communities that have not yet arranged for fire protection services as well as in areas served by volunteer fire departments and tax-supported fire districts. The Company plans to respond to the economic pressures on the public sector to reduce taxes and expenditures for emergency services by offering the opportunity for the establishment of public/private alliances with fire districts and municipalities. The Company also intends to pursue opportunities to provide fire protection services to large industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other self-contained facilities.

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

CURRENT SERVICE AREAS

     The Company provides its services in over 350 communities in the following 21 states, Canada, and Latin America:

Alabama                            Iowa                               Ohio
Arizona                            Kentucky                           Oregon
Arkansas                           Louisiana                          Pennsylvania
California                         Mississippi                        South Carolina
Florida                            Nebraska                           South Dakota
Georgia                            New Jersey                         Tennessee
Indiana                            New York                           Texas

     The Company provides ambulance services in 19 states and Canada primarily under the names Rural/Metro Ambulance and Rural/Metro Medical Services and under the name Southwest Ambulance in some areas of Arizona. The Company may operate under other names depending upon local statutes or contractual agreements. The Company generally provides its ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. It provides "911" emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services. Ambulance service contracts in some service areas provide for the payment of a subsidy to the Company.

     In some service areas, the Company is the only provider of both emergency and general ambulance services. In other service areas, the Company competes for general ambulance services. In all service areas, the Company responds to "911" emergency calls if requested by a municipality or fire district, even in the absence of a contract.

     The Company provides fire protection services under the name Rural/Metro Fire Department in six states and in Latin America. Fire protection services are provided pursuant to master contracts or on a subscription basis.

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

General Ambulance Services

     The Company provides general ambulance services to patients requiring either advanced or basic levels of medical supervision during transfer to and from residences and health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy treatment) available at another facility. The Company utilizes ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs and the proximity of available units. The Company staffs its BLS ambulance units with two EMTs and equips such units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

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

     In addition to ambulance services, the Company provides non-medical transportation for the handicapped and certain non-ambulatory persons in certain service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, the Company utilizes vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation ("CPR").

     The Company provides general ambulance services, critical care transports, and nonmedical transportation services pursuant to contracts with governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as needed basis. Contracts with managed care providers provide for reimbursement on a per transport basis or on a "capitated" basis under which the Company receives a fixed fee per person per month. The Company currently has a contract to provide non-emergency ambulance transportation for Aetna Health Plan of Ohio's 550,000 managed care plan members on a fee-for-service basis. The contract may evolve into a capitated format after the service utilization patterns are firmly established.

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

     The Company was one of the first ambulance service providers to obtain accreditation for many of its larger ambulance operations from the Commission on Accreditation of Ambulance Services, a joint program between the American Ambulance Association and the American College of Emergency Physicians. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. The Company believes municipalities and managed care providers will consider accreditation as one of the criteria in awarding contracts in the future.

FIRE PROTECTION SERVICES

     Fire protection services consist primarily of fire prevention and fire suppression. Other fire protection related activities include hazardous material containment, underwater search and recovery, mountain and confined space rescue, and public education. The Company provides various levels of fire protection services ranging from fire stations that are fully staffed 24 hours per day to reserve stations. The Company generally provides its services to municipalities and other governmental bodies pursuant to master contracts and to residences, commercial establishments, and industrial complexes pursuant to subscription fee and other fee-for-service arrangements. Federal and state governments contract with the Company from time to time to suppress forest fires or wildfires on government lands.

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

Fire Protection Personnel

     The Company's ability to provide its fire protection services at relatively low costs results from its efficient use of personnel in addition to its fire prevention efforts. Typically, personnel costs represent more than two-thirds of the cost of providing fire protection services. The Company has been able to reduce its labor costs through a system that utilizes full-time firefighters complemented by paid part-time reservists as well as a modified every other day shift schedule. By using trained reservists on an as needed basis, the Company has the ability to supplement full-time fire fighters on a cost-effective basis. Reservists comprise approximately 45% of the Company's operational work force.

     All full-time and reservist firefighters undergo extensive training, which exceed the standards recommended by the National Fire Protection Association ("NFPA"), and must qualify for state certification before being eligible for full-time employment by the Company. Since approximately 70% to 80% of the Company's fire response activity consists of emergency medical response, all of the Company's firefighters are trained EMTs and an increasing number of its firefighters are paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

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

INDUSTRIAL FIRE PROTECTION SERVICES

     The Company continues to seek opportunities to provide fire protection services to large industrial complexes, such as airports, large industrial and petrochemical plants, power plants, and other self-contained facilities. During 1996, the Company signed a three-year contract to provide firefighting and hazardous materials response services to the Heath-Newark-Licking County Airport Authority, located outside Columbus, Ohio and a four-year contract to provide crash/rescue firefighting services at the Lafayette Regional Airport in Lafayette, Louisiana. In 1997, the Company entered into a five-year contract to provide crash/rescue firefighting services to three airports in Bolivia. The Company intends to pursue similar contracts domestically and internationally.

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

     The Company utilizes its communications centers for home security, home fire alarm monitoring and personal emergency response systems monitoring to complement the emergency services it offers. The Company believes protection services can be integrated with fire protection and ambulance services for optimal efficiency and maximum cost-effectiveness. In August 1997, the Company commenced a five-year contract to monitor global positioning satellite tracking systems in vehicles.

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

     Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives "911" emergency medical calls either dispatches the Company's ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to the Company's control center which in turn dispatches ambulances to the scene. In most service areas, the Company's control center receives the calls from the police after the police have determined the call is for emergency medical services. When the Company receives the "911" call, it dispatches one or more ambulances directly from its control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs with additional training that enables them to instruct a caller about applicable pre-arrival emergency medical procedures, if necessary. In the Company's larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene.

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

     Deployment and dispatch also represent important factors in providing non-emergency ambulance services. The Company implements system status plans for these services designed to assure appropriate response times to non-emergency calls. The Company intends to establish call centers that will enable it to implement demand management strategies for health care providers. Through its strategic alliance with National Health Enhancement Systems, Inc., the Company is working to develop a demand management system that integrates medical protocols with the Company's logistics and "911" based communications expertise. By combining telephone triage and medical transport services, the Company can improve the responsiveness and cost-effectiveness of health care delivery in a managed care system. Managed care providers could encourage their plan members to contact a call center in non-life threatening emergencies. The call centers are staffed by nurses who use medical protocols to analyze and triage the medical situation and determine the best mode of transport. In non-emergency situations, the call centers could dispatch a BLS ambulance rather than a more expensive ALS ambulance. The call center can also direct the ambulance to transport the patient to an affiliated facility specified by the managed care center rather than to a non-member facility or a hospital emergency room, thereby further reducing costs for the provider.

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

BILLINGS AND COLLECTIONS

     The Company currently maintains 13 billing and payment processing centers and a centralized billing and collection system at its headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized system only if payment is not received in a timely manner. Customer service is directed from each of the regional centers.

     The Company derives a substantial portion of its ambulance fee collections from reimbursement by third-party payors, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. The Company also collects payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. During fiscal 1995, 1996, and 1997, the Company derived approximately 33%, 27%, and 26%, respectively, of its net ambulance fee collections from Medicare, 12%, 11%, and 10%, respectively, from Medicaid, 40%, 41%, and 38%, respectively, from private insurers (including prepaid health plans and other non-government sources), and 15%, 21%, and 26%, respectively, directly from patients. Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for the Company to evaluate the creditworthiness of patients requiring emergency transport services. The Company's allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests.

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

MARKETING AND SALES

     Counties, fire districts, and municipalities generally award contracts to provide "911" emergency services either through requests for competitive proposals or bidding processes. In some instances in which the Company is the existing provider, the county or municipality may elect to renegotiate the Company's existing contract rather than re-bid the contract. The Company believes that counties, fire districts, and municipalities consider the quality of care, historical response time performance, and total cost, both to the municipality or county and to the public, to be the most important factors in awarding contracts. In addition, the Company will continue to seek to enter into public/private alliances to compete for new business. The Company's alliance with San Diego Fire & Life Safety Services allowed the entities to bid for and win a contract to provide "911" and ambulance services throughout the city of San Diego.

     The Company markets its non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. The Company believes that its status as a "911" provider in a designated service area increases its visibility and enhances its marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services. The Company further believes that its strategy of building regional operations will better position it to serve the developing managed care market. The Company has implemented customer service training for all its personnel in recognition of the increasing awareness of managed care providers to the importance of customer service.

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

CONTRACTS

     The Company enters into contracts with counties, municipalities, and fire districts to provide "911" emergency ambulance services in designated service areas. These contracts typically specify maximum fees that the Company may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, and insurance coverage. Counties, municipalities, and fire districts also may require the Company to provide a performance bond or other assurances of financial responsibility. The amount of the subsidy, if any, that the Company receives from a county, municipality, or fire district, and the rates that the Company may charge for services under a contract for emergency ambulance services, depend in large part on the nature of the services rendered and performance requirements. The four largest ambulance contracts accounted for 24%, 16%, and 13% of total revenue for the fiscal years ended June 30, 1995, 1996, and 1997, respectively, with the contract with Orange County, Florida accounting for 9%, 7%, and 5%, respectively, of total revenue for the same periods. Rates to be charged under the Orange County contract are agreed upon between the Company and the county. The Company does not receive any subsidy from the county under this contract.

     The Company provides fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance based and require the Company to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require the Company to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. The largest of these contracts accounted for 6%, 4%, and 3% of total revenue for the fiscal years ended June 30, 1995, 1996, and 1997, respectively.

     The Company provides fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. The Company derived approximately 56% of its fire protection service revenue from subscriptions for fiscal 1995, 51% for fiscal 1996, and 50% for fiscal 1997. The Company had subscription contracts with approximately 107,000 and 109,000 subscribing households as of June 30, 1996 and 1997, respectively, and approximately 3,000 commercial subscribers as of June 30, 1996 and 1997, primarily in Arizona, Knox County, Tennessee and Grants Pass, Oregon. Subscription fees are collected annually in advance. Subscribers also pay a membership fee upon subscribing for service. In the event that the Company provides service for a nonsubscriber, the Company directly bills the property owner for the cost of services rendered. The Company has developed a computerized fire subscription billing system that allows the Company to monitor accounts. The Company experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any government agency in the Company's service areas.

     The Company's contracts generally extend for terms of three to five years, with several contracts having terms of up to 10 years. The Company attempts to renegotiate contracts substantially in advance of the expiration date and generally has been successful in such renegotiations. The following table sets forth certain information regarding the Company's five primary contracts at June 30, 1997 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                                           EXPIRATION
                                       TERM IN YEARS          DATE          TYPE OF SERVICE(1)
                                       -------------     ---------------    ------------------
        Ambulance
          Orange County,
             Florida(2)..............     2              September 1998     911/General
          Rochester, New York(3).....     4              October 2000       911
          Knox County,
             Tennessee(4)............     4              June 2002          911
          Tucson, Arizona(5).........     3              July 1997          911
        Integrated Fire and Ambulance
          Scottsdale, Arizona(6).....     5              July 2001          911

---------------
(1) Type of service for ambulance contracts indicates whether "911" emergency or general ambulance services or both are provided pursuant to the contract.

(2) The contract was first entered into in 1962 by a provider that was acquired by the Company in July 1984.

(3) The contract was first entered into in 1988 by a provider that was acquired by the Company in May 1994.

(4) The contract was first entered into in July 1985 by the Company.

(5) The contract was first entered into in July 1993 by the Company. This contract has been awarded to an ambulance service provider that is subject to a pending acquisition by the Company.

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

     Each state in which the Company operates regulates various aspects of its ambulance and fire business. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. The Company's contracts in its current service areas typically prescribe maximum rates that the Company may charge for services. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. Rate setting agencies may set rates to compensate service providers by requiring paying customers to subsidize those who do not or cannot pay. Regulations applicable to ambulance services may vary widely from state to state.

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

     Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. During June 1997, the Health Care Financing Administration ("HCFA") issued proposed rules that would revise Medicare policy on the coverage of ambulance services. Reimbursement is currently permitted if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. The new proposal would reimburse at ALS rates only if ALS services were medically necessary. The proposed HCFA rules would also require, among other things, that a physician's certification be obtained prior to furnishing non-emergency ambulance service to patients, that certain ambulance staffing requirements be maintained, that certain equipment be present in each ambulance, and that certain additional information and documentation be provided in order to qualify for reimbursement under the Medicare program. The proposed rules have not been finalized. If implemented, such rules could result in contract renegotiations or other action by the Company to offset any negative impact of the proposed change in reimbursement policies.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997" (the "Budget Act"). The Budget Act provides for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule, by January 2000, for ambulance services. The Budget Act mandates that this fee schedule be developed through a negotiated rulemaking process between HFCA and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services, (ii) mechanisms to control increases in expenditures for ambulance services, (iii) appropriate regional and operational differences, (iv) adjustments to payment rates to account for inflation and other relevant factors, and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998 and 1999 will be increased by the Consumer Price Index (CPI) less one percentage point.

     The Budget Act also stipulates that individual states may now elect to no longer provide payment for Medicare cost-sharing for coinsurance, or copayments, for Medicaid beneficiaries. Medicare coverage has been extended for certain paramedic services provided in rural areas.

     Certain actions to partially mitigate any adverse effect of these changes could be taken by the Company. These actions could include renegotiation of rates and contract subsidies provided in the Company's "911" ambulance service contracts and changes in staffing of ambulance crews based upon the negotiation for longer response times under ambulance service contracts to reduce operating costs.

     There can be no assurance whether the proposed HCFA rules, a prospective fee schedule, or other proposals involving various aspects of Medicare reimbursements will be adopted or the effect on the Company of any such adoption. No assurance can be given that future funding levels for Medicare and Medicaid programs will be comparable to present levels. Changes in the reimbursement policies, or other government action, could adversely affect the Company's business, results of operations, and financial condition.

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

EMPLOYEES

     At September 26, 1997, the Company employed approximately 5,500 full-time and 3,700 part-time employees, including approximately 6,500 involved in ambulance services, 600 in fire protection services, 550 in integrated ambulance and fire protection services, and 1,550 in management, administrative, clerical, and billing activities. Of these employees, 2,700 are paramedics and 3,900 are EMTs. The Company is a party to a collective bargaining agreement relating to its Rochester, New York operations and to certain of its ambulance services employees in Arizona. The Company considers its relations with employees to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

          NAME             AGE                           POSITION
-------------------------  ---     -----------------------------------------------------
Warren S. Rustand........  54      Chairman of the Board, Chief Executive Officer, and
                                     Director
James H. Bolin...........  45      President and Director
Robert T. Edwards........  57      Executive Vice President and Director
William R. Crowell.......  38      Senior Vice President -- Finance and Acquisitions
William F. Gillis........  49      Senior Vice President -- Enterprise Services & Chief
                                     Information officer
Mark E. Liebner..........  45      Senior Vice President -- Chief Financial Officer &
                                   Treasurer
Robert E. Ramsey, Jr.....  51      Senior Vice President and Director
James E. Stenger.........  54      Senior Vice President -- Executive Assistant to the
                                   President
John E. Stuart...........  56      Senior Vice President -- Marketing & New Business
                                     Development
Kurt R. Davis............  35      Vice President -- Public Affairs & Corporate
                                     Communications
Dean P. Hoffman..........  37      Vice President -- Financial Services
Michel A. Sucher, M.D....  50      Vice President -- Medical Affairs
Atul Vashistha...........  31      Vice President -- Marketing and Business Development
Louis G. Jekel...........  56      Secretary and Director

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

     JAMES H. BOLIN has served as the President of the Company since March 1995 and a member of its Board of Directors since February 1981. He also is a member of the Office of Chief Executive. Mr. Bolin served as Senior Vice
President -- Ambulance Services of the Company from October 1991 until March 1995, Chief Financial Officer from October 1988 through September 1991, Senior Vice President -- Finance from August 1986 through September 1988, and Vice President -- Finance from April 1981 through July 1986. Mr. Bolin also is the Chairman and Treasurer of the Rural/Metro ESOP Administrative Committee. Mr. Bolin is a certified public accountant. Mr. Bolin will retire from his full-time duties as President effective January 1, 1998. He will remain with the Company in a part-time capacity and as a member of the Company's Board of Directors.

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

     WILLIAM R. CROWELL has served as Senior Vice President -- Finance and Acquisitions of the Company since July, 1997 after having served as Vice President -- Financial Services of the Company since January 1993. Mr. Crowell served as Director of Financial Services from July 1992 through December 1992. Mr. Crowell served as Vice President -- Finance of Peter Piper, Inc., an international franchisor and food-service retailer, from January 1990 through June 1992 and as Assistant Corporate Controller of W.A. Krueger Co., a publicly held printing company, from April 1988 through December 1989. Mr. Crowell is a certified public accountant.

     WILLIAM F. GILLIS has served as Senior Vice President -- Enterprise Services and Chief Information Officer since July 1997. Mr. Gillis served as President of Motorola's INFO Enterprises subsidiary from July 1992 through July 1996. From July 1996 until July 1997, he served as Interim Chief Information Officer for the American Graduate School of International Management (Thunderbird), where he has served on the Board of Trustees since 1992. Concurrently, he formed ParentCare Corporation, an information service for the progeny of elder Americans.

     MARK E. LIEBNER has served as Senior Vice President of the Company since August 1994 and as Chief Financial Officer of the Company since October 1991. From October 1991 to August 1994, Mr. Liebner served as Vice President of the Company. From July 1988 until September 1991, he was a Vice President of Van Kampen Merritt, having served in a consulting capacity to the Company in connection with its 1990 debt restructurings. From March 1982 until June 1988, Mr. Liebner served as Vice President of Lloyds International Corporation, a merchant banking affiliate of Lloyds Bank PLC.

     ROBERT E. RAMSEY, JR. has served as Senior Vice President of the Company and as a member of its Board of Directors since June 1997. Mr. Ramsey is President and Chief Executive Officer of SW General, Inc. and affiliated companies, which he founded in 1982. He is currently President of the Arizona Ambulance Association. SW General, Inc. and affiliated companies were purchased by the Company in June 1997.

     JAMES E. STENGER has served as Senior Vice President -- Executive Assistant to the President of the Company since July 1997. Mr. Stenger served as Vice President -- Executive Assistant to the President of the Company from February 1989 through July 1997. He served as Vice President and General Manager of the Company's Pima and Yuma Counties operations from February 1989 through June 1991 and as Vice President and General Manager of the Company's Maricopa County operations from July 1987 through January 1989. He served in various capacities with the Company from 1966 to June 1987.

     JOHN E. STUART has served as Senior Vice President -- Marketing and New Business Development of the Company since January 1996 after having served as Senior Vice President -- Marketing of the Company from May 1993 through January 1996. Mr. Stuart served as Senior Vice President -- Service Establishments for American Express Travel Related Services, Inc. in London from January 1990 until joining the Company in May 1993 and as Senior Vice President -- Marketing and Sales of that company from January 1988 through December 1989.

     KURT R. DAVIS has served as Vice President -- Public Affairs and Corporate Communications since August 1995. Mr. Davis joined the Company in February 1992 as Director of Governmental Relations. After an eighteen-month sabbatical in the Arizona Governor's office, Mr. Davis returned to the Company in January 1995 as National Director of Public Affairs. Mr. Davis served as Executive Director of the Arizona Republican Party from 1987 through 1991, and as Director of Intergovernmental Affairs and Issues Analysis in the Arizona Attorney General's Office from 1991 until joining the Company.

     DEAN P. HOFFMAN has served as Vice President -- Financial Services since July 1997 after having served as Director of Finance from June 1994 to June 1997. Mr. Hoffman served as Director of Accounting and Budgets of Pinnacle West Capital Corporation, a public utility and real estate holding company from June 1987 until October 1992. From October 1992 until June 1994, he was a business consultant in private practice. Mr. Hoffman is a certified public accountant.

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

     ATUL VASHISTHA has served as Vice President -- Marketing and Business Development since September 1996. He served as Regional President of the Company's Southern Arizona Operations from July 1994 through September 1996. From December 1991 through July 1994, Mr. Vashistha served as the Company's Director of Marketing and Sales.

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

SPECIAL CONSIDERATIONS

Dependence on Certain Business Relationships

     The Company depends to a great extent on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The Company's five largest contracts accounted for approximately 22% and 18% of total revenue for the fiscal years ended June 30, 1996 and 1997 respectively, with one contract accounting for approximately 7% and 5% of total revenue for the same periods. The loss or cancellation of any one or more of these contracts could have a material adverse effect on the Company and its operations. No assurance can be given that the Company will be successful in retaining its existing contracts or in obtaining new contracts for ambulance services or for fire protection services. The Company also faces the risk that areas in which it provides fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities. See
"Business -- Marketing and Sales," "Business -- Contracts" and
"Business -- Competition" contained in Item 1 of this Report.

Acquisition Strategy

     The Company's strategy with respect to ambulance services depends in large part on its continued ability to acquire and to operate successfully additional ambulance service providers. The Company completed eight acquisitions in fiscal 1994, 11 acquisitions in fiscal 1995, 16 acquisitions in fiscal 1996, and 18 acquisitions of ambulance service providers in 1997. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates, that it will be able to consummate any such acquisitions, or that it will be able to integrate any such acquisitions successfully into its operations. The Company expects to use cash and securities, including Common Stock, as the principal consideration for future acquisitions. The Company's acquisition program could be adversely affected if the Company does not generate sufficient cash for future acquisitions from existing operations or through external financings. There can be no assurance that the Company's operations will generate sufficient cash for acquisitions, that any additional financings for acquisitions will be available if and when needed or on terms acceptable to the Company, or that financing that is obtained will be able to be deployed on a prompt basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

Possible Adverse Changes in Reimbursement Rates of Coverage

     Payments received from third-party payors (including Medicare, Medicaid, and private insurers represent a substantial portion of the Company's ambulance receipts. The Company derived approximately 79% and 74% of its net ambulance fee collections from such third-party payors during 1996 and 1997; including 27% and 26% from Medicare, respectively. There are continuing efforts of third-party payors to control expenditures for health care, including proposals to revise reimbursement policies.

     During June 1997 HCFA issued proposed rules that would revise Medicare policy on the coverage of ambulance services. These proposed rules have been subject to public comment and, despite the passage of new law addressing changes to the reimbursement of ambulance services by Medicare (discussed below), have not yet been withdrawn. The proposed new HCFA rules have not been finalized. See "Business -- Reimbursement" contained in Item 1 of this Report.

     In addition, in August 1997, the Budget Act became law. The Budget Act provides for the development, negotiation, and implementation of a prospective fee schedule for ambulance services between HCFA and ambulance service providers by January 2000. The Budget Act also reduces the annual rate adjustment for Medicare reimbursements from the Consumer Price Index (CPI) to CPI less one percentage point.

     If the proposed HCFA rules were to be finalized prior to the negotiation of a prospective fee schedule as stipulated in the Budget Act, and the Company were unable to mitigate the effect of the new rules, the Company's results of operations could be adversely effected. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of reimbursements. A reduction in coverage or reimbursement rates by third-party payors could have a material adverse effect on the Company's results of operations. See "Business -- Billings and Collections," "Business -- Government Regulation," and "Business -- Reimbursement" contained in Item 1 of this Report.

Impact of Rate Structures and Limitations on Rates of Return

     State or local government regulations or administrative policies regulate rate structures in most states in which the Company conducts ambulance operations. In certain service areas in which the Company is the exclusive provider of services, the municipality or fire district sets the rates for emergency service pursuant to a master contract and establishes the rates for general ambulance services that the Company is permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. The State of Arizona establishes a rate of return on sales the Company is permitted to earn in determining the ambulance service rates the Company may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 11% and 9% of total revenue for the fiscal years ended June 30, 1996 and 1997, respectively. No assurance can be given that the Company will be able to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated. Under present coverage programs with third-party payors, the Company faces the continuing risk of nonreimbursement to the extent that uninsured individuals require ambulance service. Changes in demographics in the Company's markets could increase the Company's risk of doubtful accounts which, in turn, could have a material adverse effect on the Company's operating results. See "Business -- Billings and Collections" and "Business -- Governmental Regulation" contained in item 1 of this Report.

     Municipalities and fire districts negotiate the payments to be made to the Company for fire protection services pursuant to master contracts. These master contracts are based on a budget and on level of effort or performance criteria desired by the municipalities and fire districts. No assurance can be given that the Company will be successful in negotiating or maintaining profitable contracts with municipalities and fire districts. See "Business -- Contracts" contained in Item 1 of this Report.

Governmental Regulation

     Numerous federal, state, and local laws and regulations govern various aspects of the business of ambulance service providers, covering matters such as licensing, rates, employee certification, environmental matters, and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject the Company to certain liabilities or restrictions which traditionally have applied only to governmental bodies or to which they are otherwise immune. There can be no assurance that federal, state, or local governments will not adopt laws or regulations that would increase the Company's cost of doing business, lower reimbursement levels, or otherwise have a material adverse effect on the Company's business. See "Business -- Governmental Regulation" and
"Business -- Reimbursement" contained in Item 1 of this Report.

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

Competition

     The ambulance service industry is highly competitive. The Company currently encounters competition in providing ambulance services from governmental entities (including fire districts), hospitals, other national ambulance service providers, large regional ambulance service providers, and numerous local and volunteer private providers. In addition, there can be no assurance that municipalities, fire districts, or health care organizations that currently contract for ambulance services will not choose to provide ambulance services directly in the future. The Company is experiencing increased competition from fire departments to provide emergency ambulance service. Some of the Company's current competitors and certain potential competitors have greater capital and other resources than the Company. Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for the provision of fire protection services or has not assumed the financial responsibility for fire protection. In these situations, the Company provides services for a municipality or fire district on a contract basis or provides fire protection services directly to residences and businesses on a subscription basis. There can be no assurance that the Company will be able to obtain additional fire protection businesses on a contractual or subscription basis, that fire districts or municipalities will not choose to provide fire protection services directly in the future, or that areas in which the Company provides services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities. See "Business -- Competition" contained in Item 1 of this Report.

Dependence on Management and Other Key Personnel

     The Company's success depends upon the retention of principal key personnel and the recruitment and retention of additional key personnel. The loss of existing key personnel or the failure to recruit and retain necessary additional personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or attract and retain necessary additional personnel. The Company's internal growth and its expansion into new geographic areas will require additional expertise, such as marketing and operational management. These growth and expansion activities will further increase the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company entered into three-year employment agreements with its executive officers in May 1993, which were renewed in December 1995, and has entered into similar agreements with certain other executive officers as they have joined the Company. The Company maintains "key person" insurance on several of its key executive officers. See "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

Control by Current Stockholders

     The directors, executive officers, and their affiliates currently own beneficially approximately 10%, and the Company's Employee Stock Ownership Plan (the "ESOP") currently holds approximately 8%, of the outstanding shares of Common Stock. Accordingly, these persons, if they act as a group, likely will be able to significantly influence the election of the Company's directors and the outcome of matters requiring approval by the stockholders of the Company.

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

Possible Volatility of Stock

     The market price of the Company's Common Stock has increased since the Company's initial public offering in July 1993. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report. The period was marked by generally rising stock prices, favorable industry conditions, and improved operating results by the Company. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company and others in its industry, actual or anticipated announcements concerning the Company or its competitors, including government regulations and reimbursement changes, the announcement and implementation of health care reform proposals, changes in analysts' estimates of the Company's financial performance, general conditions in the health care industry, general economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market prices for many companies involved in health care and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. See
"Business -- Competition" and "Business -- Governmental Regulation" contained in
Item 1 of this Report.

Shares Eligible for Future Sale

     Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. As of September 26, 1997, there were 13,157,348 shares of Common Stock outstanding, 9,874,095 shares of which were freely transferable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), unless held by an "affiliate" of the Company, as that term is defined under the Securities Act. The Company also has outstanding 136,313 restricted shares, as that term is defined under Rule 144 (the "Restricted Shares") under the Securities Act, that are eligible for sale in the public market subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. In addition, the Company has registered 3,200,000 shares of Common Stock for issuance in connection with acquisitions (of which 3,146,940 shares have been issued), which shares are generally freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144.

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

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

     The Company leases its principal executive offices in Scottsdale, Arizona. The Company leases administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which it provides ambulance and fire protection services. The Company also owns six administrative facilities and 11 other facilities within its service areas. Aggregate rental expense was approximately $5.3 million and $6.6 million during fiscal 1996 and 1997, respectively. At September 26, 1997, the Company's fleet included 1,363 owned and 198 leased ambulances, 120 owned and 15 leased fire vehicles and 250 owned and 15 leased other vehicles.

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

                                                                      HIGH       LOW
                                                                     ------     ------
        YEAR ENDED JUNE 30, 1996
        First quarter..............................................  $26.50     $21.75
        Second quarter.............................................   25.25      22.50
        Third quarter..............................................   28.75      22.00
        Fourth quarter.............................................   35.75      26.75

                                                                      HIGH       LOW
                                                                     ------     ------
        YEAR ENDED JUNE 30, 1997
        First quarter..............................................  $37.13     $29.25
        Second quarter.............................................   39.00      32.00
        Third quarter..............................................   35.88      30.50
        Fourth quarter.............................................   32.75      26.50

     On September 26, 1997, the closing sale price of the Company's Common Stock was $30.50 per share. On September 26, 1997, there were approximately 1,005 holders of record of the Company's Common Stock.

     Pursuant to a private placement under Section 4(2) of the Securities Act, in May 1997, the Company issued 11,751 shares at $30.63 per share to the former shareholder of Response Medical Transport Service, Inc. ("Response") in connection with the Company's acquisition of Response. In June 1997, pursuant to
Section 4(2), the Company issued 3,414 shares at $29.63 per share to the two former shareholders of Lindsay and District Ambulance Service Ltd., 3,414 shares at $29.63 per share to the two former shareholders of Owen Sound Emergency Services Inc., 3,414 shares at $29.63 per share to the former shareholder of Port Colborne and District Ambulance Service Ltd., and 3,414 shares at $29.63 per share to the two former shareholders of Noel Ambulance Service Limited in connection with the Company's acquisition of such companies.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Company's term notes and revolving credit facility contain restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993 is derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                     YEARS ENDED JUNE 30,
                                                  ----------------------------------------------------------
                                                    1997         1996         1995        1994        1993
                                                  --------     --------     --------     -------     -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATE)
STATEMENT OF INCOME DATA
Revenue
  Ambulance services............................  $257,488     $197,201     $127,461     $68,942     $52,539
  Fire protection services......................    42,163       38,770       32,274      30,502      28,165
  Other.........................................    20,154       14,292       11,848       4,920       3,377
                                                  --------     --------     --------     -------     -------
         Total revenue..........................   319,805      250,263      171,583     104,364      84,081
Operating expenses
  Payroll and employee benefits.................   170,833      135,464       90,843      54,750      44,178
  Provision for doubtful accounts...............    43,424       31,036       22,263      13,658      11,083
  Depreciation..................................    12,136        9,778        6,654       4,369       3,522
  Amortization of intangibles...................     4,660        3,569        2,074         584         448
  Other operating expenses......................    54,922       45,752       33,809      21,613      17,798
  Loss contract/restructuring charge............     6,026           --           --          --          --
                                                  --------     --------     --------     -------     -------
Operating income................................    27,804       24,664       15,940       9,390       7,052
Interest expense, net...........................     5,720        5,108        3,059       1,780       2,896
                                                  --------     --------     --------     -------     -------
Income before income taxes and..................    22,084       19,556       12,881       7,610       4,156
Provision for income taxes......................    (9,364)      (8,044)      (5,288)     (2,884)     (1,471)
                                                  --------     --------     --------     -------     -------
Income before extraordinary item................    12,720       11,512        7,593       4,726       2,685
Extraordinary item..............................        --           --         (693)         --          --
                                                  --------     --------     --------     -------     -------
  Net income....................................  $ 12,720     $ 11,512     $  6,900     $ 4,726     $ 2,685
                                                  ========     ========     ========     =======     =======
Net income available for common stock...........  $ 12,720     $ 11,512     $  6,900     $ 4,726     $ 2,685
                                                  ========     ========     ========     =======     =======
Earnings per common stock and common stock
  equivalent(1)
  Income before extraordinary item..............  $   1.04     $   1.14     $    .92     $   .71     $   .63
  Extraordinary item............................        --           --         (.08)         --          --
                                                  --------     --------     --------     -------     -------
         Net income.............................  $   1.04     $   1.14     $    .84     $   .71     $   .63
                                                  ========     ========     ========     =======     =======
Earnings per common stock equivalent assuming
  full dilution(1)..............................                                                     $   .61
                                                                                                     =======
Weighted average number of common stock and
  common stock equivalents outstanding..........
  Primary.......................................    12,271       10,075        8,249       6,668       4,171
  Fully diluted.................................                                                       4,414

                                                                           JUNE 30,
                                                  ----------------------------------------------------------
                                                    1997         1996         1995        1994        1993
                                                  --------     --------     --------     -------     -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATE)
BALANCE SHEET DATA
  Working capital...............................  $ 94,766     $ 55,402     $ 26,358     $23,915     $ 4,784
  Total assets..................................   364,066      230,114      159,430      88,247      45,816
  Current portion of long-term debt(2)..........     9,814        6,610        8,377       3,590       9,827
  Long-term debt, net of current portion........   144,643       60,731       53,282      13,339      15,382
  Stockholders' equity..........................   159,808      119,966       65,648      47,349       4,093

---------------
(1) Primary and fully diluted earnings per share are considered to be the same in all periods presented except for the year ended June 30, 1993.

(2) Includes balances outstanding under the Company's revolving credit facility of $6,690,000 at June 30, 1993.

(3) Includes balances outstanding under the Company's revolving credit facility of $134,000,000, $49,500,000 and $34,900,000 at June 30, 1997, 1996 and
    1995, respectively.

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

     Other operating expenses primarily consist of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

     The Company's net income for the year ended June 30, 1997 was $12.7 million or $1.04 per share. This compares to net income of $11.5 million and $6.9 million, or $1.14 and $0.84 per share for the years ended June 30, 1996 and 1995, respectively. Included in 1995 net income is an extraordinary charge to earnings of $0.7 million, net of a $0.5 million tax benefit, or $0.08 per share, to reflect the loss on early extinguishment of debt. During fiscal 1997, the Company completed the acquisition of eighteen ambulance service providers operating in Arizona, Arkansas, Georgia, Indiana, Kentucky, New York, Ohio, Pennsylvania and Ontario, Canada. The following discussion provides greater detail of the Company's results of operations and liquidity and capital resources.

RESULTS OF OPERATIONS

     The following table sets forth for the years ended June 30, 1997, 1996 and 1995, certain items from the Company's consolidated financial statements expressed as a percentage of total revenue:

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                              1997      1996      1995
                                                              -----     -----     -----
        Revenue
          Ambulance services................................   80.5%     78.8%     74.3%
          Fire protection services..........................   13.2      15.5      18.8
          Other.............................................    6.3       5.7       6.9
                                                              -----     -----     -----
                  Total revenue.............................  100.0     100.0     100.0
        Operating expenses
          Payroll and employee benefits.....................   53.4      54.1      52.9
          Provision for doubtful accounts...................   13.6      12.4      13.0
          Depreciation......................................    3.8       3.9       3.9
          Amortization of intangibles.......................    1.5       1.4       1.2
          Other operating expenses..........................   17.1      18.3      19.7
          Loss contract/restructuring charge................    1.9        --        --
                                                              -----     -----     -----
        Operating income....................................    8.7       9.9       9.3
          Interest expense, net.............................    1.8       2.1       1.8
                                                              -----     -----     -----
        Income before income taxes and extraordinary item...    6.9       7.8       7.5
          Provision for income taxes........................    2.9       3.2       3.1
                                                              -----     -----     -----
        Income before extraordinary item....................    4.0%      4.6%      4.4%
                                                              =====     =====     =====

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1997

Revenue

     Total revenue increased $69.5 million, or 27.8%, from $250.3 million for the year ended June 30, 1996 to $319.8 million for the year ended June 30, 1997. Approximately $43.6 million of this increase resulted from the acquisition of ambulance service providers during fiscal 1997. Fire protection services revenue increased by $3.4 million, and other revenue increased by $5.9 million.

     Total ambulance transports increased by 205,000, or 28.9%, from 710,000 for the year ended June 30, 1996 to 915,000 for the year ended June 30, 1997. The acquisition of eighteen ambulance service companies during fiscal 1997 accounted for 154,000 of these additional transports.

     Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements. The increase also resulted from the revenue generated from new fire protection contracts awarded to the Company through competitive bidding.

Operating Expenses

     Payroll and employee benefit expenses increased $35.4 million, or 26.1%, from $135.4 million for the year ended June 30, 1996 to $170.8 million for the year ended June 30, 1997. This increase was primarily due to the acquisition of nineteen companies during fiscal 1997. Payroll and employee benefits decreased from 54.1% of total revenue for the year ended June 30, 1996 to 53.4% of total revenue for the year ended June 30, 1997 as a result of operational efficiencies.

     Provision for doubtful accounts increased $12.4 million, or 40.0%, from $31.0 million for the year ended June 30, 1996 to $43.4 million for the year ended June 30, 1997. Provision for doubtful accounts increased from 12.4% of total revenue for the year ended June 30, 1996 to 13.6% of total revenue for the year ended June 30, 1997, reflecting the effect of the acquisition of ambulance service providers operating in markets with a greater mix of "911" emergency activity.

     Depreciation increased $2.3 million, or 23.5%, from $9.8 million for the year ended June 30, 1996 to $12.1 million for the year ended June 30, 1997, primarily due to increased property and equipment from recent acquisition activity.

     Amortization of intangibles increased by $1.1 million, or 30.6%, from $3.6 million for the year ended June 30, 1996 to $4.7 million for the year ended June 30, 1997. This increase was the result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.4% of total revenue for the year ended June 30, 1996 to 1.5% for the year ended June 30, 1997.

     Other operating expenses increased $9.2 million, or 20.1%, from $45.7 million for the year ended June 30, 1996 to $54.9 million for the year ended June 30, 1997, primarily as a result of increased expenses associated with the operation of the nineteen companies acquired during fiscal 1997. Other operating expenses decreased from 18.3% of total revenue for the year ended June 30, 1996 to 17.1% of total revenue for the year ended June 30, 1997 as a result of operational efficiencies.

     The Company recorded a $6.0 million non-recurring pre-tax charge for the year ended June 30, 1997. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract. Also included was a restructuring charge of $2.8 million relating to the integration of ambulance company acquisitions. The charge consists primarily of severance costs and other costs related to the elimination of redundant functions. Management expects the integration to be completed during fiscal 1998.

     Interest expense increased by $0.6 million, or 11.8%, from $5.1 million for the year ended June 30, 1996 to $5.7 million for the year ended June 30, 1997. This increase was caused by higher debt balances, reflecting increased borrowings on the Company's revolving credit facility.

     The Company's effective tax rate increased from 41.1% for the year ended June 30, 1996 to 42.4% for the year ended June 30, 1997, primarily the result of a higher percentage of the Company's taxable income being generated in higher tax rate states and the effect of nondeductible goodwill generated in connection with the acquisition of certain ambulance service providers.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1996

Revenue

     Total revenue increased $78.7 million, or 45.9%, from $171.6 million for the year ended June 30, 1995 to $250.3 million for the year ended June 30, 1996. Approximately $56.1 million of this increase resulted from the acquisition of ambulance service providers during fiscal 1996. Fire protection services revenue increased by $6.5 million, and other revenue increased by $2.4 million.

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

     Provision for doubtful accounts increased $8.7 million, or 39.0%, from $22.3 million for the year ended June 30, 1995 to $31.0 million for the year ended June 30, 1996. Provision for doubtful accounts decreased from 13.0% of total revenue for the year ended June 30, 1995 to 12.4% of total revenue for the year ended June 30, 1996, reflecting the effect of the acquisition of ambulance service providers operating in markets with higher receivable collections as a result of a greater mix of general transport activity.

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

     Other operating expenses increased $11.9 million, or 35.2%, from $33.8 million for the year ended June 30, 1995 to $45.7 million for the year ended June 30, 1996, primarily as a result of increased expenses associated with the operation of the eighteen companies acquired during fiscal 1996. Other operating expenses decreased from 19.7% of total revenue for the year ended June 30, 1995 to 18.3% of total revenue for the year ended June 30, 1996 as a result of operational efficiencies.

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

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1997 and 1996. The operating results of any quarter are not necessarily indicative of results of any future period.

                                       SEPT. 30,   DEC. 31,   MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,   MAR. 31,    JUNE 30,
                                         1995        1995       1996        1996        1996        1996       1997        1997
                                       ---------   --------   ---------   ---------   ---------   --------   ---------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Ambulance service..................   $43,404    $48,053     $51,789     $53,955     $59,028    $62,465     $69,161    $66,834
  Fire protection....................     9,255      9,435       9,813      10,267      10,305     10,349      10,551     10,958
  Other revenue......................     3,104      3,351       3,382       4,455       4,661      4,716       5,209      5,568
                                        -------    -------     -------     -------     -------    -------     -------    -------
  Total revenue......................    55,763     60,839      64,984      68,677      73,994     77,530      84,921     83,360
  Operating Income...................     4,814      5,339       6,775       7,736       6,592      7,474       9,500      4,238
  Net Income.........................     2,102      2,396       2,989       4,025       3,299      3,771       4,675        975
Earnings per common stock and common
  stock equivalent:                     $  0.23    $  0.25     $  0.31     $  0.35     $  0.28    $  0.31     $  0.38    $  0.08
                                        =======    =======     =======     =======     =======    =======     =======    =======

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, and the sale of stock through an initial public offering in July 1993, generating net proceeds of approximately $19.5 million, and subsequent public stock offering in May 1994 and April 1996, generating net proceeds of approximately $17.4 million and $34.8 million, respectively.

     During the year ended June 30, 1997, the Company used $11.1 million in cash flow from operations compared with $1.4 million provided by operations in the preceding year, due primarily to increases in accounts receivable, inventories and prepaid expenses and decreases in accounts payable and accrued liabilities.

     During September 1995, the Company funded a fully underwritten credit agreement for a $125.0 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's then existing revolving credit facility and its notes payable. Costs previously deferred related to certain indebtedness resulted in an extraordinary charge to earnings of $693,000, net of a $480,000 tax benefit, or $.08 per share in the year ended June 30, 1995. In May 1997, the credit agreement was increased from $125.0 million to $175.0 million. Approximately $134.0 million was outstanding on the credit facility at June 30, 1997. This six-year revolving credit facility is priced at the prime rate or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.75% to LIBOR plus 1.75% depending upon the Company meeting certain financial covenants. Beginning September 30, 1999, the amount available under the facility begins to reduce at three-month intervals until the termination date at September 30, 2001. The facility is collateralized by the Company's accounts and notes receivable, common stock of its subsidiaries and partnership interests. At September 26, 1997, borrowings on the revolving credit facility were approximately $150.0 million. At June 30, 1997, the Company had availability of approximately $37.0 million under the revolving credit facility.

     Exclusive of payments on the revolving credit facility, the Company repaid $21.3 million of notes payable and capital lease obligations during the year ended June 30, 1997 and $20.3 million during the year ended June 30, 1996. Capital expenditures were $23.9 million during the year ended June 30, 1997 compared to

$18.2 million during the prior year, of which $2.0 million was financed through capital lease obligations in the year ended June 30, 1996.

     During the year ended June 30, 1997, the Company purchased either all of the issued and outstanding stock or certain of the assets of nineteen companies operating in Arizona, Arkansas, Georgia, Indiana, Kentucky, New York, Ohio, Pennsylvania and Ontario, Canada. The combined purchase price was $82.6 million. The Company paid cash of $35.5 million, issued notes payable to sellers totaling $4.5 million, issued 1.2 million shares of common stock to sellers (361,970 shares were related to pooling-of-interests transactions and the remaining shares were valued at $18.7 million), and assumed $23.9 million of liabilities. The Company funded the cash portion of the acquisitions through operating cash flow and from the Company's revolving credit facility.

     Subsequent to June 30, 1997 the Company purchased either all the issued and outstanding stock or certain assets of four ambulance service providers with operations in Alabama, Georgia, Mississippi, New Jersey, New York and Tennessee. The combined purchase price was $6.1 million. The Company paid cash of $3.7 million, issued notes payable to sellers of $1.2 million and assumed $1.2 million of liabilities. The Company issued 641,009 shares related to two of the acquisitions which were recorded as pooling-of-interests transactions.

     The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the twelve months subsequent to June 30, 1997. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect
Directors -- Nominees" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

 EXHIBIT
   NO.                                   DESCRIPTION OF EXHIBIT
----------  ---------------------------------------------------------------------------------
2           Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)
3.1(a)      Second Restated Certificate of Incorporation of the Registrant filed with the
            Secretary of State of Delaware on January 18, 1995(12)
3.1(b)      Rights Agreement dated as of August 23, 1995 between the Registrant and American
            Securities Transfer, Inc., the Rights Agent(13)
3.2         Amended and Restated Bylaws of the Registrant(1)
4           Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)
10.3(a)     1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)
10.3(b)     Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated
            February 4, 1994(2)
10.3(c)     Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994.(5)
10.4        Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of
            Registrant(1)
10.5(a)     Amended and Restated 1992 Stock Option Plan of Registrant, amended through
            October 1995(14)
10.5(b)     Amended and Restated 1992 Stock Option Plan of Registrant, amended through
            September 6, 1996
10.6        Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock
            Option Plan of Registrant(1)
10.15       Forms of Conditional Stock Grant and Repurchase Agreements by and between
            Registrant and each of its executive officers and directors, dated May 14, 1993 and November 1, 1994(1)
10.16(a)    Form of Employment Agreement by and between Registrant and each of the following executive officers: James H. Bolin, Robert T. Edwards, Mark E. Liebner, John E.
            Stuart, William R. Crowell, and James E. Stenger, each dated October 27, 1995, and William F. Gillis, dated July 1, 1997.(19)
10.16(c)    Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Warren S. Rustand, dated November 3, 1995 and
            (ii) James H. Bolin, Robert T. Edwards, Mark E. Liebner, William R. Crowell,
            James E. Stenger, and John E. Stuart, each dated December 1, 1995(18)

 EXHIBIT
   NO.                                   DESCRIPTION OF EXHIBIT
----------  ---------------------------------------------------------------------------------
10.16(d)    Employment Agreement by and between Registrant and Warren S. Rustand, dated
            November 3, 1995.(18)
10.16(e)    Employment Agreement by and between Registrant and Robert E. Ramsey Jr., dated
            June 30, 1997.
10.17       Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993 and as of October
            13, 1994(1)
10.18(a)    Employee Stock Ownership Plan and Trust of the Registrant, effective July 1,
            1989(1)
10.18(b)    Amendment No. 1 to the Employee Stock Ownership Plan of the Registrant, dated
            February 4, 1994(12)
10.18(c)    Amendment No. 2 to the Employee Stock Ownership Plan of the Registrant, dated
            April 14, 1994(13)
10.21       Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1,
            1990(1)
10.22       Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated
            January 30, 1990(1)
10.29       Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and John A. Suess with respect to the stock of Allied Ambulance, Inc., dated as of May 26, 1994(3)
10.30       Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and Michael S. Harris and Stephanie J. Harris with respect to the stock of M.T.S.
            Ambulance, Inc., dated as of May 21, 1994(3)
10.31       Stock Purchase Agreement by and among Rural/Metro Corporation of New Mexico-Texas and Randy J. Cohen with respect to the stock of Medical Transportation Services,
            Inc., dated as of May 21, 1994(3)
10.33       Bill of Sale and Asset Purchase Agreement by and between Patient Transfer System,
            Inc., Charles B. Brockette, Sr., and Apollo Ambulance Service, Inc., dated August
            13, 1994(3)
10.34       Stock Purchase Agreement by and among Rural/Metro of Nebraska, Inc. and Marty J.
            Miller, Michael G. Dodge, Russel J. Bayer, Mike Stuhr, Rick Sheehy, and Doug
            Wyatt, with respect to the stock of Eastern Ambulance Service, Inc., dated July
            22, 1994(3)
10.35       Asset Purchase Agreement by and among PHAS, Inc., an indirect, wholly owned subsidiary of the Company, Physicians Ambulance Service, Incorporated,
            PhysiciansLifeline, Inc., Physmed, Inc., Physicians/Medic Transport,
            Incorporated, and Hess Ambulance Service, Inc., and Ronald C. Hess and Robert
            Hess, Jr., dated September 11, 1994(4)
10.36       Employee Stock Purchase Plan of Registrant, as amended through September 6,
            1996(11)
10.37       Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc.
            and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(5)
10.38       Loan Agreement by and between the Registrant, together with its subsidiaries, and
            Bank One, Arizona, NA, with respect to the Registrant's existing revolving credit facility, dated January 20, 1995(5)
10.39       Stock Purchase Agreement by and among Rural/Metro of Georgia, Inc., Barbara
            Gallagher and Derek Fowkes with respect to the stock of E.M.S. Ventures, Inc. and
            Professional Convalescent Ambulance Service, Inc., dated January 19, 1995(6)
10.40       Agreement of Merger and Plan of Reorganization by and among American Amco, Inc.,
            Rural/Metro Corporation, American Ambulance Company and Donald P. Doepping, Sr.,
            dated February 24, 1995(7)
10.41       Stock Purchase Agreement by and among Rural/Metro of New York, Inc., and Douglas
            H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western
            New York Emergency Medical Services Training Institute, Inc., dated January 26,
            1995(8)

 EXHIBIT
   NO.                                   DESCRIPTION OF EXHIBIT
----------  ---------------------------------------------------------------------------------
10.42       Asset Purchase Agreement by and among EMS Ventures of South Carolina, Inc.,
            Midlands Ambulance Corp. and Jane L. East, dated May 4, 1995(9)
10.43       Stock Purchase Agreement by and among Rural/Metro of New York, Inc., Joseph H.
            Oddo and Lillian E. Oddo with respect to the stock of Towns Ambulance Service,
            Inc., dated May 10, 1995(9)
10.44       Agreement and Plan of Reorganization by and between the Registrant and Daniel H.
            Becker, dated May 19, 1995(10)
10.45       Credit Agreement, as amended, dated as of December 30, 1996, by and among
            Registrant as guarantor, certain of its subsidiaries as borrowers, First Union
            National Banking Association, as agent and as lender, and various other lenders, and related Form of Note, Form of Security Agreement and Form of Pledge
            Agreement(15)
10.46       Stock Purchase Agreement by and among Rural/Metro of New York, Inc. and Alan D.
            Lewis, Sr. and Pamela A. Lewis with respect to the stock of Corning Ambulance
            Service, Inc., dated June 15, 1995(16)
10.47       Agreement of Merger and Plan of Reorganization by and among Aid Acquisition,
            Inc., Rural/Metro Corporation and The Aid Company, Inc., Stanley I. Guilkey, Jack
            H. Herider, and Nancy C. Herider, dated October 10, 1995(17)
10.48       Agreement of Merger and Plan of Reorganization by and among Vigo Acquisition,
            Inc., Rural/Metro Corporation, and Aid Ambulance at Vigo County, Inc., Stanley I.
            Guilkey, Jack H. Herider and Nancy C. Herider, Jean M. Yoho and Gregory A. Yoho,
            dated October 10, 1995(17)
10.49       Agreement of Purchase and Sale between Rural/Metro Corporation and Robert E.
            Ramsey, Jr. and Barry Landon, as trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW General,
            Inc., as amended.(20)
10.50       Agreement of Purchase and Sale between Rural/Metro Corporation and Robert E.
            Ramsey, Jr. with respect to the stock of Southwest Ambulance of Casa Grande,
            Inc., as amended.(20)
10.51       Agreement of Purchase and Sale between Rural/Metro Corporation and Robert E.
            Ramsey, Jr., Patrick McGroder, Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as amended.(20)
10.52       Agreement of Purchase and Sale between Rural/Metro Corporation and Robert E.
            Ramsey, Jr., with respect to Medical Emergency Devices and Services, Inc., as amended.(20)
10.53       Second Amendment to Credit Agreement by and among Rural/Metro Corporation, certain subsidiaries of Rural/Metro Corporation, and First Union National Bank,
            as Agent for the Lenders, dated May 29, 1997.
21          Subsidiaries of Registrant
23.2        Consent of Arthur Andersen LLP
27          Financial Data Schedule

---------------
 (1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.

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

 (9) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about May 19, 1995.

(10) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about June 2, 1995.

(11) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 14, 1997.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 33-88172) filed with the Commission on December 30, 1994 and declared effective January 19, 1995.

(13) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.

(14) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 14, 1996.

(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 14, 1997.

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

(17) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about November 10, 1995.

(18) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 15, 1996.

(19) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 27, 1996.

(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about July 15, 1997, as amended by the Registrant's Form 8-K/A Current Report on or about August 12, 1997.

     (b) Financial Statements filed as part of this report:

     Consolidated Financial Statements and Supplemental Schedules as listed in the Index to Consolidated Financial Statements on page F-1 of this report.

     (c) Reports on Form 8-K:

     None.

     (d) Financial Statement Schedule

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

                                          RURAL/METRO CORPORATION

                                          By:      /s/ DEAN P. HOFFMAN
                                            ------------------------------------
                                                      Dean P. Hoffman
                                             Vice President, Financial Services

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                       DATE
----------------------------------------  --------------------------------  -------------------

       By: /s/ WARREN S. RUSTAND          Chairman of the Board of           September 29, 1997
----------------------------------------    Directors
           Warren S. Rustand                and Chief Executive Officer
                                            (Principal Executive Officer)

         By: /s/ JAMES H. BOLIN           President and Director             September 29, 1997
----------------------------------------    (Principal Executive Officer)
             James H. Bolin

       By: /s/ ROBERT T. EDWARDS          Executive Vice President and       September 29, 1997
----------------------------------------    Director (Principal Executive
           Robert T. Edwards                Officer)

        By: /s/ MARK E. LIEBNER           Senior Vice President, Chief       September 29, 1997
----------------------------------------    Financial Officer and
            Mark E. Liebner                 Treasurer
                                            (Principal Financial Officer)

        By: /s/ ROBERT E. RAMSEY          Senior Vice President and          September 29, 1997
----------------------------------------    Director
            Robert E. Ramsey

        By: /s/ DEAN P. HOFFMAN           Vice President, Financial          September 29, 1997
----------------------------------------    Services
            Dean P. Hoffman                 (Principal Accounting Officer)

         By: /s/ COR J. CLEMENT           Director                           September 29, 1997
----------------------------------------
             Cor J. Clement

         By: /s/ LOUIS G. JEKEL           Director                           September 29, 1997
----------------------------------------
             Louis G. Jekel
       By: /s/ WILLIAM C. TURNER          Director                           September 29, 1997
----------------------------------------
           William C. Turner

        By: /s/ HENRY G. WALKER           Director                           September 29, 1997
----------------------------------------
            Henry G. Walker

       By: /s/ LOUIS A. WITZEMAN          Director                           September 29, 1997
----------------------------------------
           Louis A. Witzeman

                            RURAL/METRO CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   F-2
Consolidated Financial Statements
  Consolidated Balance Sheets as of June 30, 1997 and 1996............................   F-3
  Consolidated Statements of Income for the years ended June 30, 1997, 1996 and
     1995.............................................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended June
     30, 1997, 1996 and 1995..........................................................   F-5
  Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and
     1995.............................................................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7
Supplemental Schedule
  Schedule II -- Valuation and Qualifiying Accounts...................................  F-20

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

     We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  August 21, 1997.

                            RURAL/METRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                           1997         1996
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS
  Cash.................................................................  $  3,398     $  1,388
  Accounts receivable, net of allowance for doubtful accounts of
     $35,814 and $26,571, respectively (Notes 1 and 4).................   106,978       68,642
  Inventories (Note 1).................................................     8,645        5,170
  Prepaid expenses and other...........................................     7,162        5,710
                                                                         --------     --------
          Total current assets.........................................   126,183       80,910
PROPERTY AND EQUIPMENT, net (Notes 1 and 3)............................    70,645       48,401
INTANGIBLE ASSETS, net (Notes 1 and 2).................................   160,282       96,373
OTHER ASSETS...........................................................     6,956        4,430
                                                                         --------     --------
                                                                         $364,066     $230,114
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................  $  4,359     $  4,092
  Accrued liabilities (Note 1).........................................    17,244       14,806
  Current portion of long-term debt (Notes 3 and 4)....................     9,814        6,610
                                                                         --------     --------
          Total current liabilities....................................    31,417       25,508
LONG-TERM DEBT, net of current portion (Notes 3 and 4).................   144,643       60,731
NON-REFUNDABLE SUBSCRIPTION INCOME.....................................    13,367       12,582
DEFERRED INCOME TAXES (Note 9).........................................    10,772        9,060
OTHER LIABILITIES......................................................     4,059        2,267
                                                                         --------     --------
          Total liabilities............................................   204,258      110,148
                                                                         --------     --------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Notes 2, 6 and 7)
  Preferred stock, $.01 par value, 2,000,000 shares authorized, none
     issued at June 30, 1997 and 1996..................................        --           --
  Common stock, $.01 par value, 23,000,000 shares authorized;
     12,770,147 and 11,092,736 shares outstanding at June 30, 1997 and
     1996, respectively................................................       130          113
  Additional paid-in capital...........................................   121,355       92,359
  Retained earnings....................................................    40,334       30,181
  Deferred compensation................................................      (772)      (1,448)
  Treasury stock, at cost, 149,456 shares at June 30, 1997 and 1996....    (1,239)      (1,239)
                                                                         --------     --------
          Total stockholders' equity...................................   159,808      119,966
                                                                         --------     --------
                                                                         $364,066     $230,114
                                                                         ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            RURAL/METRO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997         1996         1995
                                                             --------     --------     --------
REVENUE
  Ambulance services.......................................  $257,488     $197,201     $127,461
  Fire protection services.................................    42,163       38,770       32,274
  Other....................................................    20,154       14,292       11,848
                                                             --------     --------     --------
          Total revenue....................................   319,805      250,263      171,583
                                                             --------     --------     --------
OPERATING EXPENSES
  Payroll and employee benefits............................   170,833      135,464       90,843
  Provision for doubtful accounts..........................    43,424       31,036       22,263
  Depreciation.............................................    12,136        9,778        6,654
  Amortization of intangible assets........................     4,660        3,569        2,074
  Other operating expenses.................................    54,922       45,752       33,809
  Loss contract/restructuring charge (Note 1)..............     6,026           --           --
                                                             --------     --------     --------
          Total expenses...................................   292,001      225,599      155,643
                                                             --------     --------     --------
OPERATING INCOME...........................................    27,804       24,664       15,940
INTEREST EXPENSE, net (Note 4).............................     5,720        5,108        3,059
                                                             --------     --------     --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..........    22,084       19,556       12,881
PROVISION FOR INCOME TAXES (Note 9)........................     9,364        8,044        5,288
                                                             --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEM...........................    12,720       11,512        7,593
EXTRAORDINARY ITEM (Note 4)
  Loss on early extinguishment of debt (net of tax effect
     of $480)..............................................        --           --          693
                                                             --------     --------     --------
NET INCOME.................................................  $ 12,720     $ 11,512     $  6,900
                                                             ========     ========     ========
EARNINGS PER COMMON STOCK AND COMMON STOCK EQUIVALENT (Note
  1)
  Income before extraordinary item.........................  $   1.04     $   1.14     $    .92
  Extraordinary item.......................................        --           --         (.08)
                                                             --------     --------     --------
          Net income.......................................  $   1.04     $   1.14     $    .84
                                                             ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING..................................    12,271       10,075        8,249

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONAL
                                          PREFERRED   COMMON    PAID-IN     RETAINED      DEFERRED     TREASURY
                                            STOCK     STOCK     CAPITAL     EARNINGS    COMPENSATION    STOCK      TOTAL
                                          ---------   ------   ----------   ---------   ------------   --------   --------
BALANCE, June 30, 1994..................    $  --      $ 78     $ 43,415     $ 6,885      $ (1,790)    $(1,239)   $ 47,349
  Issuance of 507,692 shares of common
    stock for pooling-of-interests (Note
    2)..................................       --         5           27       2,127            --          --       2,159
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1994 as restated for
  effect of pooling-of-interests........       --        83       43,442       9,012        (1,790)     (1,239)     49,508
  Issuance of 682,331 shares of common
    stock...............................       --         7        8,613          --          (205)         --       8,415
  Tax benefit related to the exercise
    and vesting of nonqualified stock
    options and stock grants............       --        --          376          --            --          --         376
  Amortization of deferred
    compensation........................       --        --           --          --           449          --         449
  Net income............................       --        --           --       6,900            --          --       6,900
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1995..................       --        90       52,431      15,912        (1,546)     (1,239)     65,648
  Issuance of 657,329 shares of common
    stock for pooling-of-interests (Note
    2)..................................       --         7          151       2,757            --          --       2,915
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1995 as restated for
  effect of pooling-of-interests........       --        97       52,582      18,669        (1,546)     (1,239)     68,563
  Issuance of 1,657,512 shares of common
    stock net of offering costs of
    $2,506..............................       --        16       38,795          --          (535)         --      38,276
  Tax benefit related to the exercise
    and vesting of nonqualified stock
    options and stock grants............       --        --          982          --            --          --         982
  Amortization of deferred
    compensation........................       --        --           --          --           633          --         633
  Net income............................       --        --           --      11,512            --          --      11,512
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1996..................       --       113       92,359      30,181        (1,448)     (1,239)    119,966
  Issuance of 361,970 shares of common
    stock for pooling-of-interests (Note
    2)..................................       --         4           --      (2,567)           --          --      (2,563)
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1996 as restated for
  effect of pooling-of-interests........       --       117       92,359      27,614        (1,448)     (1,239)    117,403
  Issuance of 1,315,441 shares of common
    stock...............................       --        13       24,129          --            --          --      24,142
  Tax benefit related to the exercise
    and vesting of nonqualified stock
    options and stock grants............       --        --        4,867          --            --          --       4,867
  Amortization of deferred
    compensation........................       --        --           --          --           676          --         676
  Net income............................       --        --           --      12,720            --          --      12,720
                                             ----      ----     --------     -------       -------     -------    --------
BALANCE, June 30, 1997..................    $  --      $130     $121,355     $40,334      $   (772)    $(1,239)   $159,808
                                             ====      ====     ========     =======       =======     =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1997         1996         1995
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................  $ 12,720     $ 11,512     $  6,900
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
     Extraordinary item....................................        --           --          693
     Depreciation and amortization.........................    16,796       13,347        8,728
     Amortization of deferred compensation.................       676          633          449
     Amortization of gain on sale of real estate...........      (103)        (103)        (103)
     Provision for doubtful accounts.......................    43,424       31,036       22,263
  Changes in assets and liabilities, net of effect of
     businesses acquired
     Increase in accounts receivable.......................   (75,352)     (52,474)     (31,369)
     Increase in inventories...............................    (2,651)      (1,684)        (996)
     Increase in prepaid expenses and other................    (1,867)      (2,937)        (273)
     Increase (decrease) in accounts payable...............    (1,255)      (1,653)       1,946
     Increase (decrease) in accrued liabilities............    (4,380)       1,334       (1,586)
     Increase in non-refundable subscription income........       124          788          931
     Increase in deferred income taxes.....................       806        1,580          966
                                                             --------     --------     --------
          Net cash provided by (used in) operating
            activities.....................................   (11,062)       1,379        8,549
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net.............    86,000       15,100       34,900
  Repayment of debt and capital lease obligations..........   (21,328)     (20,346)     (10,784)
  Borrowings of debt.......................................        --        2,016        2,702
  Issuance of common stock.................................    10,310       38,048          998
                                                             --------     --------     --------
          Net cash provided by financing activities........    74,982       34,818       27,816
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired (Note 2)...............   (35,512)     (17,164)     (32,914)
  Capital expenditures.....................................   (23,872)     (18,237)     (11,474)
  Increase in other assets.................................    (2,526)        (308)        (926)
                                                             --------     --------     --------
          Net cash used in investing activities............   (61,910)     (35,709)     (45,314)
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH................................     2,010          488       (8,949)
CASH, beginning of year....................................     1,388          900        9,849
                                                             --------     --------     --------
CASH, end of year..........................................  $  3,398     $  1,388     $    900
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

     Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing ambulance transport services, fire protection and training services, and home health care services and equipment in 21 states, Canada and Latin America. The Company provides "911" emergency and general transport ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. Fire protection services are provided either under contracts with municipalities or fire districts, or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

     The Company depends on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The five largest contracts accounted for 18%, 22%, and 30% of total revenue for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, with the largest of the five contracts accounting for 5%, 7%, and 9%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Rural/Metro Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30 1997, 1996 and 1995, the Company derived approximately 26%, 27% and 33%, respectively, of its net ambulance fee collections from Medicare and 10%, 11% and 12%, respectively, from Medicaid. Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third party payors to control expenditures for health care could affect the revenue, cash flows and profitability of the Company.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997" (the Act). The Act provides for certain changes to the Medicare reimbursement system. These changes include, among other things, the creation of a Medicare Payment Advisory Commission to review payment policies and health care delivery, and make recommendations to Congress concerning such payment policies.

     In addition, the Act provides for the development and implementation of a prospective fee schedule, by January 2000, for ambulance services. The Act mandates that this fee schedule be developed through a negotiated rulemaking process and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services, (ii) mechanisms to control increases in expenditures for ambulance services, (iii) appropriate regional and operational differences, (iv) adjustments to payment rates to account for inflation and other relevant factors, and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Medicare reimbursement for ambulance services provided during calendar years 1998 and 1999 will be increased by the Consumer Price Index (CPI) less one percentage point.

     The Act also stipulates that individual states may now elect to no longer provide payment for Medicare cost-sharing for coinsurance, or copayments, for Medicaid beneficiaries. The Act also extended Medicare coverage for certain paramedic services provided in rural areas.

                            RURAL/METRO CORPORATION

     Due to the uncertainty associated with the negotiation and subsequent outcome of the prospective fee schedule, the Company is unable to predict the ultimate impact of the Act. However, future impact of the Act, together with the financial instability of private third-party payors, budget pressures on payor sources and cost shifting by government, could influence the timing and, potentially, the ultimate receipt of reimbursements.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which supersedes Accounting Principles Board (APB) Opinion No. 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. The new statement modifies the calculation of primary and fully diluted EPS and replaces them with basic and diluted EPS. Pro forma EPS, assuming implementation of SFAS No. 128 at the beginning of the years ended June 30, 1997, 1996 and 1995, is as follows:

                                                             1997      1996       1995
                                                             -----     -----     ------
        Basic:
          Income before extraordinary income...............  $1.10     $1.20     $ 0.96
          Extraordinary item...............................     --        --      (0.09)
                                                             -----     -----     ------
                  Net income...............................  $1.10     $1.20     $ 0.87
                                                             =====     =====     ======
        Diluted:
          Income before extraordinary income...............  $1.04     $1.14     $ 0.92
          Extraordinary item...............................     --        --      (0.08)
                                                             -----     -----     ------
                  Net income...............................  $1.04     $1.14     $ 0.84
                                                             =====     =====     ======

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

                            RURAL/METRO CORPORATION

INTANGIBLE ASSETS

     Intangible assets include costs in excess of the fair value of net assets of businesses acquired of $159,949,000 and $95,827,000 and covenants not to compete of $333,000 and $546,000 at June 30, 1997 and 1996, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was $10,318,000 and $6,092,000 at June 30, 1997 and 1996, respectively.

ACCRUED LIABILITIES

     Included in accrued liabilities is $7,556,000 and $6,450,000 for salaries, wages and related payroll expenses and $1,679,000 and $1,618,000 for accrued insurance premiums at June 30, 1997 and 1996, respectively.

LOSS CONTRACT/RESTRUCTURING CHARGE

     During the year ended June 30, 1997 the Company recorded a pre-tax charge of $6.0 million. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract of which $2.0 million of the allowance remains at June 30, 1997. Also included was a pre-tax restructuring charge of $2.8 million relating to the integration of ambulance company acquisitions. The charge consists primarily of severance costs and other costs related to the elimination of redundant functions. Management expects the integration to be completed during fiscal 1998. The entire $2.8 million allowance remains at June 30, 1997. Both allowances are included in accrued liabilities on the accompanying consolidated balance sheets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving line of credit approximates fair value as it bears interest at a rate indexed to LIBOR. The note payable and capital lease obligations

                            RURAL/METRO CORPORATION
approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

(2) ACQUISITIONS

     The Company acquired the operations of nineteen companies during the year ended June 30, 1997 and the operations of eighteen companies during the year ended June 30, 1996. Seventeen of the acquisitions completed during the year ended June 30, 1997 were accounted for as purchases in accordance with APB Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date. Two acquisitions were accounted for as a poolings-of-interests in accordance with APB Opinion No. 16. The acquisitions accounted for as poolings-of-interests were not considered significant; accordingly, prior year financial statements have not been restated. Fifteen of the acquisitions completed in the year ended June 30, 1996 were accounted for as purchases in accordance with APB Opinion No. 16. Three acquisitions were accounted for as poolings-of-interests and were not considered significant; accordingly, prior year financial statements have not been restated. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

     The aggregate purchase price of the operations accounted for as purchases in each year ended June 30 consisted of the following:

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Cash.....................................................  $35,512     $17,164
        Common stock.............................................   18,699       1,212
        Notes payable to sellers.................................    4,477       4,673
        Assumption of liabilities................................   23,915       8,221
                                                                   -------     -------
                  Total..........................................  $82,603     $31,270
                                                                   =======     =======

     The Company issued 361,970 and 657,329 shares of its common stock in connection with the pooling-of-interests transactions completed during the years ended June 30, 1997 and 1996, respectively.

     The fair value of the assets purchased has been allocated as follows:

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Property and equipment...................................  $ 8,629     $ 3,330
        Intangible assets........................................   67,423      25,752
        Other assets.............................................    6,551       2,188
                                                                   -------     -------
                  Total..........................................  $82,603     $31,270
                                                                   =======     =======

     The following consolidated pro forma financial information was prepared assuming that each acquisition had occurred as of the beginning of each fiscal year. This pro forma information does not necessarily reflect

                            RURAL/METRO CORPORATION
the results of operations that would have occurred had the acquisitions taken place at the beginning of each fiscal year and is not necessarily indicative of results that may be obtained in the future (unaudited):

                                                                  YEAR ENDED JUNE 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                 (IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)
        Revenue................................................  $375,511     $348,539
        Net income.............................................  $ 15,070     $ 16,164
        Earnings per share.....................................  $   1.13     $   1.38

     Subsequent to June 30, 1997 the Company purchased either all the issued and outstanding stock or certain assets of four ambulance service providers with operations in Alabama, Georgia, Mississippi, New Jersey, New York and Tennessee. The combined purchase price of the operations accounted for as purchases was $6.1 million. The Company paid cash of $3.7 million, issued notes payable to sellers of $1.2 million and assumed $1.2 million of liabilities. The Company issued 641,009 shares related to two of the acquisitions which were recorded as pooling-of-interests transactions.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Equipment..............................................  $ 37,040     $ 30,455
        Vehicles...............................................    57,312       42,596
        Land and buildings.....................................    13,736        9,786
        Leasehold improvements.................................     5,546        2,612
                                                                 --------     --------
                                                                  113,634       85,449
        Less: Accumulated depreciation.........................   (42,989)     (37,048)
                                                                 --------     --------
                                                                 $ 70,645     $ 48,401
                                                                 ========     ========

     The Company acquired equipment of $2,698,000 and $3,603,000 under capital lease and other financing agreements during the years ended June 30, 1996 and 1995, respectively. No equipment was acquired under capital lease or other financing agreements during the year ended June 30, 1997.

     The Company held vehicles and equipment with a net carrying value of $7,748,000 and $7,528,000 at June 30, 1997 and 1996, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled 8,367,000 and 6,823,000 at June 30, 1997 and 1996, respectively.

                            RURAL/METRO CORPORATION

(4) CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                                        JUNE 30,
                                                                  --------------------
                                                                    1997        1996
                                                                  --------     -------
                                                                     (IN THOUSANDS)
        Revolving credit facility...............................  $134,000     $49,500
        Unsecured promissory notes payable from acquisitions at
          varying rates, from 7.0% to 9.0%, due through 2000....     6,518       9,821
        Capital lease obligations and other notes payable,
          collateralized by property and equipment, at varying
          rates, from 5.94% to 20.0%, due through 2001..........    13,939       8,020
                                                                  --------     --------
                                                                   154,457      67,341
        Less: Current maturities................................    (9,814)     (6,610)
                                                                  --------     --------
                                                                  $144,643     $60,731
                                                                  ========     ========

REVOLVING CREDIT FACILITY

     During September 1995, the Company funded a fully underwritten credit agreement for a $125.0 million revolving credit facility. The Company used the proceeds from the facility to repay the Company's then existing revolving credit facility and its notes payable. Costs previously deferred related to certain indebtedness resulted in an extraordinary charge to earnings of $693,000, net of a $480,000 tax benefit, or $.08 per share in the year ended June 30, 1995. In May 1997, the credit agreement was increased form $125.0 million to $175.0 million. This six-year revolving credit facility is priced at the prime rate or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.75% to LIBOR plus 1.75% depending upon the Company meeting certain financial covenants. Beginning September 30, 1999, the amount available under the facility begins to reduce at three-month intervals until the termination date at September 30, 2001. The facility is collateralized by the Company's accounts and notes receivable, common stock of its subsidiaries and partnership interests. The Company is required to meet certain financial covenants as defined in the credit agreement. At June 30, 1997, the Company had approximately $37.0 million available under the revolving credit facility.

     At June 30, 1997, the revolving credit facility was priced at LIBOR plus 1.125%. The weighted average interest rate on the revolving credit facility was 6.81% and 6.96% at June 30, 1997 and 1996, respectively.

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                                            NOTES PAYABLE     CAPITAL LEASES
                                                            -------------     --------------
                                                                     (IN THOUSANDS)
        1998..............................................    $   7,260          $  3,179
        1999..............................................        4,712             2,366
        2000..............................................        1,062             1,368
        2001..............................................       19,877               220
        2002..............................................      115,006                28
        Thereafter........................................          383               128
                                                               --------           -------
                                                              $ 148,300             7,289
                                                               ========
          Less: Amounts representing interest.............                         (1,132)
                                                                                  -------
                                                                                 $  6,157
                                                                                  =======

                            RURAL/METRO CORPORATION

     The Company incurred interest expense of $5,739,000, $5,205,000 and $3,167,000 and paid interest of $6,223,000, $5,324,000 and $2,863,000 in the years ended June 30, 1997, 1996 and 1995, respectively.

     The Company had outstanding letters of credit totaling $3,980,000 and $3,787,000 at June 30, 1997 and 1996, respectively.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was $6,625,000, $5,345,000 and $4,002,000 for the years ended June 30,
1997, 1996 and 1995, respectively.

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

                1998................................................  $ 4,367
                1999................................................    3,797
                2000................................................    3,123
                2001................................................    2,453
                2002................................................    1,589
                Thereafter..........................................    4,585

OTHER

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

(6) EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. The Board of Directors approved voluntary contributions of $300,000, $100,000 and $290,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The ESOP held, for the benefit of all participants, approximately 8% and 10% as of June 30, 1997 and 1996, respectively, of the outstanding common stock of the Company. The ESOP is administered by the ESOP's Administrative Committee, consisting of certain members of the Board of Directors of the Company.

     Most full and part-time employees of the Company who have completed 200 work hours per year and have reached age 21 are eligible for admission to the ESOP. Each participant's account vests 20% after three years of service and an additional 20% each year thereafter.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 150,000 shares of stock for issuance under the ESPP. The purchase price per share will be the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ National Market System. As of June 30, 1997, 84,891 shares of common stock have been issued under the ESPP.

                            RURAL/METRO CORPORATION

1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 1997, the maximum number of shares of common stock issuable under the 1992 Plan was 3,390,750. Options may be granted as incentive stock options or non-qualified stock options.

     Options and Awards may be granted only to persons who at the time of grant are either (i) key personnel (including officers) of the Company or (ii) consultants and independent contractors who provide valuable services to the Company. Options that are incentive stock options may be granted only to key personnel of the Company.

     The 1992 Plan, as amended, provides for the automatic grant of options to acquire the Company's common stock (the Automatic Grant Program), whereby each non-employee member of the Board of Directors will be granted an option to acquire 2,500 shares of common stock annually. Each non-employee member of the Board of Directors also will receive an annual automatic grant of options to acquire an additional number of shares equal to 1,000 shares for each $0.05 increase in the Company's earnings per share, subject to a maximum of 5,000 additional options. New non-employee members of the Board of Directors will receive options to acquire 10,000 shares of common stock on the date of their first appointment or election to the Board of Directors.

     The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator upon grant of the options. Options granted to date vest over periods not exceeding five years. The exercise price of options will be determined by the Plan Administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its subsidiaries) of the fair market value of the common stock at the date of the grant.

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

                            RURAL/METRO CORPORATION

     The following summarizes the activity for the stock options:

                                                            YEAR ENDED JUNE 30, 1997
                                                ------------------------------------------------
                                                NUMBER OF     EXERCISE PRICE    WEIGHTED AVERAGE
                                                 SHARES          PER SHARE       EXERCISE PRICE
                                                ---------     ---------------   ----------------
    Options outstanding at beginning of
      year....................................  1,826,375     $ 5.60 - $24.25        $18.37
      Granted.................................    944,489     $31.25 - $36.00        $32.27
      Canceled................................   (137,875)    $ 8.04 - $32.25        $24.48
      Exercised...............................   (331,592)    $ 5.60 - $24.00        $13.97
                                                ---------
    Options outstanding at end of year........  2,301,397     $ 5.60 - $36.00        $24.45
                                                =========
    Options exercisable at end of year........    899,572     $ 5.60 - $32.25        $21.42
                                                =========
    Options available for grant at end of
      year....................................    767,206
                                                =========
    Weighted average fair value per share of
      options granted.........................                                       $10.25
                                                                                ===========

                                                            YEAR ENDED JUNE 30, 1996
                                                ------------------------------------------------
                                                NUMBER OF     EXERCISE PRICE    WEIGHTED AVERAGE
                                                 SHARES          PER SHARE       EXERCISE PRICE
                                                ---------     ---------------   ----------------
    Options outstanding at beginning of
      year....................................  1,145,955     $ 5.60 - $19.50        $12.74
      Granted.................................    841,750     $22.50 - $24.25        $24.00
      Canceled................................     (6,000)             $24.00        $24.00
      Exercised...............................   (155,330)    $ 5.60 - $17.25        $11.50
                                                ---------
    Options outstanding at end of year........  1,826,375     $ 5.60 - $24.25        $18.37
                                                =========
    Options exercisable at end of year........    495,205     $ 5.60 - $19.50        $12.05
                                                =========
    Options available for grant at end of
      year....................................  1,573,820
                                                =========
    Weighted average fair value per share of
      options granted.........................                                        $9.80
                                                                                 ==========

                                                              YEAR ENDED JUNE 30, 1995
                                                   ----------------------------------------------
                                                                                      WEIGHTED
                                                   NUMBER OF     EXERCISE PRICE       AVERAGE
                                                    SHARES          PER SHARE      EXERCISE PRICE
                                                   ---------     ---------------   --------------
    Options outstanding at beginning of year.....    842,880     $ 5.60 - $19.50       $10.52
      Granted....................................    425,825     $17.25 - $18.75       $17.45
      Canceled...................................    (49,750)    $ 8.04 - $17.25       $ 8.32
      Exercised..................................    (73,000)    $ 5.60 - $ 8.04       $ 5.95
                                                   ---------
    Options outstanding at end of year...........  1,145,955     $ 5.60 - $19.50       $12.74
                                                   =========
    Options exercisable at end of year...........    421,255     $ 5.60 - $19.50       $ 8.97
                                                   =========
    Options available for grant at end of year...  1,196,050
                                                   =========

                            RURAL/METRO CORPORATION

                                 OPTIONS OUTSTANDING
                    ----------------------------------------------
                                     WEIGHTED                               OPTIONS EXERCISABLE
                                      AVERAGE                          ------------------------------
                                     REMAINING         WEIGHTED                           WEIGHTED
    RANGE OF          OPTIONS       CONTRACTUAL        AVERAGE           OPTIONS          AVERAGE
EXERCISE PRICES     OUTSTANDING        LIFE         EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
----------------    -----------     -----------     --------------     -----------     --------------
        $ 5.60 -
  $ 8.04........       116,783          5.00            $ 6.77           102,755           $ 6.59
        $13.00 -
  $18.75........       564,875          6.72             16.61           271,203            16.42
        $24.00 -
  $24.50........       744,625          8.19             23.99           331,875            23.98
        $31.25 -
  $36.00........       875,114          9.16             32.27           193,739            31.89
                     ---------          ----            ------           -------           ------
                     2,301,397          8.04            $24.45           899,572           $21.42
                     =========          ====            ======           =======           ======

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 1997 and 1996, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           YEAR ENDED JUNE 30,
                                              ---------------------------------------------
                                                     1997                      1996
                                              -------------------       -------------------
                                              OPTIONS       ESPP        OPTIONS       ESPP
                                              -------       -----       -------       -----
        Risk free interest rate.............    6.23%        5.90%        6.14%        5.68%
        Expected dividend yield.............    0.00%        0.00%        0.00%        0.00%
        Expected lives in years (after
          vesting for options)..............    1.59          0.5         1.59          0.5
        Expected volatility.................   36.50%       43.60%       33.41%       32.59%

     The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

                                                             OPTIONS     ESPP
                                                             -------     ----
                For year ended June 30, 1997...............  $16,500     $306
                For year ended June 30, 1996...............  $ 8,250     $212

                            RURAL/METRO CORPORATION

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and earnings per common stock and common stock equivalent would have been reported as follows:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                        AMOUNTS)
        Net income:
          Historical.............................................  $12,720     $11,512
          Pro forma..............................................    8,013       8,352
        Earnings per common stock and common stock equivalent:
          Historical.............................................  $  1.04     $  1.14
          Pro forma..............................................  $  0.65     $  0.85

     The effects of applying SFAS 123 for providing pro forma disclosures for 1997 and 1996 are not likely to be representative of the effects on reported net income and earnings per common stock and common stock equivalent for future years, because options vest over several years and additional awards are made each year.

401(K) PLAN

     The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees with at least one month of service. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 12% of their respective salary, not to exceed the statutory limit. The Company may elect to make a fixed-matching contribution to each participant's account of up to 2% of total annual cash compensation received by respective participants and/or a discretionary-matching contribution in an amount equal to a percentage of the contribution made by participants as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named plans. The Company made fixed-matching contributions to the 401(k) Plan aggregating approximately $1,515,000 and $995,000 for the 401(k) Plan years ended December 31, 1996 and 1995, respectively.

(7) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     In August 1995, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

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

                            RURAL/METRO CORPORATION

COMMON STOCK

     In April 1996, the Company issued 1,367,500 shares of common stock at $27.25 per share, generating $34.8 million. The proceeds were used to reduce the outstanding balance on the Company's revolving credit facility.

(8) RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of approximately $139,000, $122,000 and $158,000 for the years ended June 30, 1997, 1996 and 1995, respectively, with a law firm in which a member of the Board of Directors is a partner.

     The Company incurred rental expense of $600,000, $592,000 and $635,000 in each of the years ended June 30, 1997, 1996 and 1995, respectively, related to leases of fire and ambulance facilities with a director of the Company and with employees that were previously owners of businesses acquired by the Company.

     At June 30, 1997 and 1996, the Company had notes payable to employees that were previously owners of businesses acquired by the Company totaling $1,770,000 and $4,617,000, respectively.

(9) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for differences between results of operations for financial reporting purposes and income tax purposes.

     The components of the provision for income taxes were as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Current
          Federal........................................  $2,761     $4,219     $3,188
          State..........................................     618        796      1,115
                                                           ------     ------     ------
                                                            3,379      5,015      4,303
        Deferred.........................................   5,985      3,029        985
                                                           ------     ------     ------
                                                           $9,364     $8,044     $5,288
                                                           ======     ======     ======

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

                            RURAL/METRO CORPORATION

     The components of net deferred taxes were as follows:

                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Deferred tax liabilities
          Amortization and accelerated depreciation............  $ (9,379)    $ (9,340)
          Allowance for doubtful accounts......................    (5,663)      (2,274)
          Cash to accrual adjustment...........................      (944)        (895)
                                                                 --------     --------
                                                                  (15,986)     (12,509)
                                                                 --------     --------
        Deferred tax assets
          Writedown of investment in real estate...............        --          608
          Installment gain from sale of real estate and
             property and equipment............................       158          196
          Compensation related deferrals.......................       499          794
          Self insurance reserve...............................       471          351
          Restructuring charge.................................     1,912           --
                                                                 --------     --------
                                                                    3,040        1,949
                                                                 --------     --------
        Net deferred tax liability.............................   (12,946)     (10,560)
        Less current portion...................................     2,174        1,500
                                                                 --------     --------
        Net long-term deferred tax liability...................  $(10,772)    $ (9,060)
                                                                 ========     ========

     For the years ended June 30, 1997 and 1996 income tax benefits of $4,867,000 and $982,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise and vesting of nonqualified stock options and stock grants.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                               YEAR ENDED JUNE 30,
                                                           ----------------------------
                                                            1997       1996       1995
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        Federal income tax provision at statutory rate...  $7,729     $6,845     $4,508
        State taxes, net of federal benefit..............     967        491        606
        Amortization of nondeductible goodwill...........     663        646        331
        Utilization of tax credits.......................      --         --       (116)
        Other, net.......................................       5         62        (41)
                                                           ------     ------     ------
        Provision for income taxes.......................  $9,364     $8,044     $5,288
                                                           ======     ======     ======

     Cash payments for income taxes were approximately $8,197,000, $2,848,000 and $3,381,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

                            RURAL/METRO CORPORATION

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended June 30, 1997 and 1996 is as follows:

                                                                  1997
                                              --------------------------------------------
                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
        Revenue.............................  $ 73,994    $ 77,530    $ 84,921    $ 83,360
        Operating income....................     6,592       7,474       9,500       4,238
        Net income..........................     3,299       3,771       4,675         975
        Earnings per share..................  $    .28    $    .31    $    .38    $    .08

                                                                  1996
                                              --------------------------------------------
                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
        Revenue.............................  $ 55,763    $ 60,893    $ 64,984    $ 68,677
        Operating income....................     4,814       5,339       6,775       7,736
        Net income..........................     2,102       2,396       2,989       4,025
        Earnings per share..................  $    .23    $    .25    $    .31    $    .35

                                                                     SCHEDULE II

                            RURAL/METRO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                          JUNE 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Allowance for doubtful accounts:
  Balance at beginning of period...........................  $ 26,571     $ 10,412     $  3,754
  Provision charged to expense.............................    43,424       31,036       22,263
  Write-offs...............................................   (34,181)     (14,877)     (15,605)
                                                              -------      -------      -------
  Balance at end of period.................................  $ 35,814     $ 26,571     $ 10,412
                                                              =======      =======      =======