Form 10-Q
period 1997-09-30
RURAL METRO CORP /DE/
filed 1997-11-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

At November 12, 1997 there were 13,513,448 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                            RURAL/METRO CORPORATION

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            Page

Part  I.  Financial Statements

         Item 1.  Consolidated Financial Statements:
                           Consolidated Balance Sheets                        3
                           Consolidated Statements of Income                  4
                           Consolidated Statements of Cash Flows              5
                           Notes to Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9


Part II.  Other Information
         Item 2 (c).  Changes in Securities                                   11
         Item 6.  Exhibits and Reports on Form 8-K                            11

         Signatures                                                           12

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                                September 30, 1997   June 30, 1997
                                                    ---------         ---------
                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash                                            $   3,184         $   3,398
    Accounts receivable, net                          121,038           106,978
    Inventories                                         9,117             8,645
    Prepaid expenses and other                          7,047             7,162
                                                    ---------         ---------
       Total current assets                           140,386           126,183
PROPERTY AND EQUIPMENT, net                            76,980            70,645
INTANGIBLE ASSETS, net                                165,604           160,282
OTHER ASSETS                                            9,715             6,956
                                                    ---------         ---------
                                                    $ 392,685         $ 364,066
                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                $   6,678         $   4,359
    Accrued liabilities                                29,645            20,570
    Current portion of long-term debt                   6,968             9,814
                                                    ---------         ---------
       Total current liabilities                       43,291            34,743
LONG-TERM DEBT, net of current portion                159,301           144,643
NON-REFUNDABLE SUBSCRIPTION INCOME                     13,605            13,367
DEFERRED INCOME TAXES                                   8,277             7,446
OTHER LIABILITIES                                       3,391             4,059
                                                    ---------         ---------
       Total liabilities                              227,865           204,258
                                                    ---------         ---------
STOCKHOLDERS' EQUITY
    Common stock                                          137               130
    Additional paid-in capital                        121,430           121,355
    Retained earnings                                  45,090            40,334
    Deferred compensation                                (598)             (772)
    Treasury stock                                     (1,239)           (1,239)
                                                    ---------         ---------
       Total stockholders' equity                     164,820           159,808
                                                    ---------         ---------
                                                    $ 392,685         $ 364,066
                                                    =========         =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three months ended September 30,
                                                         1997             1996
                                                       -------           -------
REVENUE
   Ambulance services                                  $77,598           $59,028
   Fire protection services                             11,212            10,305
   Other                                                 8,963             4,661
                                                       -------           -------
      Total revenue                                     97,773            73,994
                                                       -------           -------
OPERATING EXPENSES
   Payroll and employee benefits                        52,235            40,634
   Provision for doubtful accounts                      13,214             9,755
   Depreciation                                          4,101             2,733
   Amortization of intangibles                           1,464             1,090
   Other operating expenses                             16,413            13,190
                                                       -------           -------
      Total expenses                                    87,427            67,402
                                                       -------           -------
OPERATING INCOME                                        10,346             6,592
INTEREST EXPENSE, net                                    2,451             1,010
                                                       -------           -------
INCOME BEFORE INCOME TAXES                               7,895             5,582
PROVISION FOR INCOME TAXES                               3,237             2,283
                                                       -------           -------
NET INCOME                                             $ 4,658           $ 3,299
                                                       =======           =======
EARNINGS PER COMMON STOCK
   AND COMMON STOCK EQUIVALENT                         $  0.35           $  0.28
                                                       =======           =======
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON
   STOCK EQUIVALENTS OUTSTANDING                        13,405            11,944

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                Three months ended September 30,
                                                                     1997            1996
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  4,658        $  3,299
   Adjustments to reconcile net income to cash
      provided by (used in) operations --
      Depreciation and amortization                                   5,565           3,823
      Amortization of deferred compensation                             174             163
      Amortization of gain on sale of real estate                       (26)            (26)
      Provision for doubtful accounts                                13,640           9,755
   Change in assets and liabilities,
      net of effect of businesses acquired --
      Increase in accounts receivable                               (25,536)        (17,645)
      Increase in inventories                                          (453)           (386)
      Decrease (increase) in prepaid expenses and other                 730            (325)
      Increase (decrease) in accounts payable                         1,660            (608)
      Increase (decrease) in accrued liabilities and other            5,693          (1,163)
      Increase in nonrefundable subscription income                     237             311
      Decrease in deferred income taxes                                (656)            (43)
                                                                   --------        --------
         Net cash provided by (used in) operating activities          5,686          (2,845)
                                                                   --------        --------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                      14,000           4,000
   Repayment of debt and capital lease obligations                   (6,549)         (1,462)
   Issuance of common stock and treasury stock                           75           3,727
                                                                   --------        --------
         Net cash provided by financing activities                    7,526           6,265
                                                                   --------        --------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                 (3,152)             --
   Capital expenditures                                              (7,514)         (3,537)
   Increase in other assets                                          (2,760)           (526)
                                                                   --------        --------
         Net cash used in investing activities                      (13,426)         (4,063)
                                                                   --------        --------
DECREASE IN CASH                                                       (214)           (643)
CASH, beginning of period                                             3,398           1,388
                                                                   --------        --------
CASH, end of period                                                $  3,184        $    745
                                                                   ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations for that period.

         The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for a full fiscal year.


(2)      ACQUISITIONS

         During the three months ended September 30, 1997, the Company purchased the stock of an ambulance service provider operating in Georgia and the assets of an ambulance service provider operating in Alabama.

         The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:

                                                     (in thousands)
                  Cash                                  $3,152
                  Notes payable to sellers               1,200
                  Assumption of liabilities              1,170
                                                        ------
                                                        $5,522

         During the three months ended September 30, 1997, subsidiaries of the Company merged with and into ambulance service providers operating in Mississippi, New Jersey, New York and Tennessee. The Company issued an aggregate of 641,009 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16. The acquisitions accounted for as poolings-of-interests were not considered significant; accordingly, prior year financial statements have not been restated.

         The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1997 and the three months ended September 30, 1997 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

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

                             RURAL/METRO CORPORATION
           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1997
                AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  YEAR ENDED               THREE MONTHS ENDED
                                JUNE 30, 1997              SEPTEMBER 30, 1997
                           -----------------------       -----------------------
                                          PROFORMA                      PROFORMA
                          HISTORICAL      COMBINED      HISTORICAL      COMBINED
                           --------       --------       --------       --------
Revenue                    $319,805       $342,381       $ 97,773       $102,471
Net income                 $ 12,720       $ 13,863       $  4,658       $  4,959
Earnings per share         $   1.04       $   1.07       $   0.35       $   0.36

         Pro forma adjustments include adjustments to: (i) reflect amortization of the cost in excess of the fair value of net assets acquired; (ii) adjust payroll and related expenses for the effect of certain former owners of the acquired businesses not being employed by the Company and to reflect the difference between the actual compensation paid to officers of the businesses acquired and the lower level of aggregate compensation such individuals would have received under the terms of employment agreements executed between the Company and such individuals; (iii) adjust other operating expenses to reflect the reduction of expenses related to certain real estate and buildings not acquired and sellers' costs incurred in connection with the sale of their respective businesses; (iv) adjust interest expense to reflect interest expense related to debt issued in connection with the acquisitions; and (v) adjust income taxes to reflect the tax effect of the adjustments and the tax effect of treating all of the acquisitions as if they had C corporation status.


(3)      RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which supersedes APB 15, the existing authoritative guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period earnings per share (EPS) data presented. The new statement modifies the calculation of primary and fully diluted EPS and replaces them with basic and diluted EPS. Pro forma EPS assuming implementation of SFAS No. 128 at the beginning of the period for the three month periods ending September 30, 1997 and 1996 is as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------
                                           1997                  1996
                                         --------              --------
            Basic                        $   0.36              $   0.30
            Diluted                      $   0.35              $   0.28

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

Revenue generated under fire protection service contracts is recognized over the term of the related contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

Other revenue consists primarily of fees associated with alternative transportation services and is recognized when the services are provided.

Other operating expenses consist primarily of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


REVENUE

Total revenue increased $23.8 million, or 32.2%, from $74.0 million for the three months ended September 30, 1996 to $97.8 million for the three months ended September 30, 1997. Approximately $15.9 million of this increase resulted from the acquisition of ambulance service providers during the last three quarters of fiscal 1997 and the first quarter of fiscal 1998. Ambulance service revenue in markets served by the Company in both of the three month periods ended September 30, 1996 and 1997 increased by 4.5%. Fire protection services revenue increased by $0.9 million, or 8.7%, for the three months ended September 30, 1997. Other revenue increased by $4.3 million, or 91.5%, in the three months ended September 30, 1997.

Total ambulance transports increased by 56,000, or 27.1%, from 207,000 for the three months ended September 30, 1996 to 263,000 for the three months ended September 30, 1997. The acquisitions of twenty-two ambulance service companies during the last three quarters of fiscal 1997 and the first quarter of fiscal 1998 accounted for 52,000 of these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.


OPERATING EXPENSE

Payroll and employee benefit expenses increased $11.6 million, or 28.6%, from $40.6 million for the three months ended September 30, 1996 to $52.2 million for the three months ended September 30, 1997. This increase was primarily due to the acquisition of twenty-two ambulance service providers during the last three quarters of fiscal 1997 and the first quarter of fiscal 1998.

Provision for doubtful accounts increased $3.4 million, or 34.7%, from $9.8 million for the three months ended September 30, 1996 to $13.2 million for the three months ended September 30, 1997. Provision for doubtful accounts increased from 13.2% of total revenue for the three months ended September 30, 1996 to 13.5% of total revenue for the three months ended September 30, 1997, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1997 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $1.4 million, or 51.9%, from $2.7 million for the three months ended September 30, 1996 to $4.1 million for the three months ended September 30, 1997, primarily as a result of increased property and equipment caused primarily by recent acquisition activity. Depreciation increased from 3.7% of total revenue for the three months ended September 30, 1996 to 4.2% of total revenue for the three months ended September 30, 1997.

Amortization of intangibles increased by $0.4 million, or 36.4%, from $1.1 million for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles was 1.5% of total revenue for the three months ended September 30, 1996 and 1997.

Other operating expenses increased approximately $3.2 million, or 24.2%, from $13.2 million for the three months ended September 30, 1996 to $16.4 million for the three months ended September 30, 1997, primarily due to increased expenses associated with the operation of the twenty-two ambulance service providers acquired during the last three quarters of fiscal 1997 and the first quarter of fiscal 1998. Other operating expenses decreased from 17.8% of total revenue for the three months ended September 30, 1996 to 16.8% of total revenue for the three months ended September 30, 1997 as a result of operational efficiencies.

Interest expense increased by $1.5 million from $1.0 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. This increase was caused by higher debt balances reflecting increased borrowings on the Company's revolving credit facility.

The Company's effective tax rate increased from 40.9% for the three months ended September 30, 1996 to 41.0% for the three months ended September 30, 1997, primarily the result of a higher percentage of the Company's taxable income being generated in higher tax rate states and the effect of nondeductible goodwill generated in connection with the acquisition of certain ambulance service providers.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993, subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

During the three months ended September 30, 1997 the Company generated cash flow from operations of $5.7 million. This compares to cash flow used in operations of $2.8 million for the three months ended September 30, 1996. This change resulted primarily from increases in accounts payable and other accrued liabilities.

Approximately $150.0 million was outstanding on the Company's revolving credit facility at September 30, 1997. Availability on the facility was $21.0 million at September 30, 1997.

During the three months ended September 30, 1997, the Company purchased the stock of an ambulance service provider operating in Georgia and the assets of an ambulance service provider operating in Alabama. The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB 16). The aggregate purchase price was $5.5 million, consisting of cash of $3.1 million, notes payable to sellers of $1.2 million and liabilities assumed of $1.2 million. The Company funded the cash portion of the acquisition primarily from the Company's revolving credit facility.

During the three months ended September 30, 1997, subsidiaries of the Company merged with and into ambulance service providers operating in Mississippi, New Jersey, New York and Tennessee. The Company issued 641,009 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansion and acquisitions for the twelve months subsequent to September 30, 1997. The Company is engaged in an active acquisition program. The Company intends to fund any acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II --        OTHER INFORMATION

         Item 2 (c). Changes in Securities

                  Pursuant to a private placement under Section 4(2) of the Securities Act, in August 1997, the Company issued 26,423 shares at $30.13 per share to the four former shareholders of North Miss. Ambulance Service, Inc. ("NMAS") in connection with the Company's acquisition of NMAS. In September 1997, pursuant to Section 4(2), the Company issued 10,345 shares at $29.00 per share to the four former shareholders of Multi-Care Medical Car Service, Inc., and 74,138 shares at $29.00 per share to the former shareholder of Ambulance Transport Systems, Inc. in connection with the Company's acquisition of such companies.

         Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27. Financial Data Schedules

                  (b)      Reports on Form 8-K

                                    Pursuant to an Agreement of Purchase and Sale dated February 25, 1997, Registrant acquired all of the issued and outstanding stock of SW General, Inc., an Arizona corporation.

                                    Pursuant to an Agreement of Purchase and Sale dated February 25, 1997, Registrant acquired all of the issued and outstanding stock of Southwest Ambulance of Casa Grande, Inc., an Arizona corporation.

                                    Pursuant to an Agreement of Purchase and Sale dated February 25, 1997, Registrant acquired all of the issued and outstanding stock of Southwest General Services, Inc., an Arizona corporation.

                                    Pursuant to an Agreement of Purchase and Sale dated February 25, 1997, Registrant acquired all of the issued and outstanding stock of Medical Emergency Devices and Services, Inc., an Arizona corporation.

                                    The four transactions were reported on Form
                                    8-K dated July 15, 1997, as amended on Form
                                    8-K/A dated August 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RURAL/METRO CORPORATION



Date: November 14, 1997                   By  /s/ Dean P. Hoffman
                                             ---------------------
                                             Dean P. Hoffman, Vice President
                                             and Principal Accounting Officer