Form 10-Q
period 1997-12-31
RURAL METRO CORP /DE/
filed 1998-02-17
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 9, 1998 there were 13,532,600 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                         Page
                                                                         ----
Part  I.  Financial Statements

      Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets                               3

                  Consolidated Statements of Income                         4

                  Consolidated Statements of Cash Flows                     5

                  Notes to Consolidated Financial Statements                6


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Part II.  Other Information

      Item 2 (c).  Changes in Securities                                   12

      Item 6.  Exhibits and Reports on Form 8-K                            12

      Signatures                                                           13

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                                           December 31, 1997  June 30, 1997
                                                           -----------------  -------------
                                                              (Unaudited)
                                ASSETS

CURRENT ASSETS
   Cash                                                         $   2,261        $   3,398
   Accounts receivable, net                                       149,926          106,978
   Inventories                                                      9,757            8,645
   Prepaid expenses and other                                       9,651            7,162
                                                                ---------        ---------
     Total current assets                                         171,595          126,183

PROPERTY AND EQUIPMENT, net                                        82,634           70,645

INTANGIBLE ASSETS, net                                            187,051          160,282

OTHER ASSETS                                                       10,542            6,956
                                                                ---------        ---------
                                                                $ 451,822        $ 364,066
                                                                =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $   7,015        $   4,359
   Accrued liabilities                                             31,227           17,244
   Current portion of long-term debt                               16,435            9,814
                                                                ---------        ---------
     Total current liabilities                                     54,677           31,417

LONG-TERM DEBT, net of current portion                            187,334          144,643

NON-REFUNDABLE SUBSCRIPTION INCOME                                 13,248           13,367

DEFERRED INCOME TAXES                                              12,836           10,772

OTHER LIABILITIES                                                   2,270            4,059
                                                                ---------        ---------
     Total liabilities                                            270,365          204,258
                                                                ---------        ---------

MINORITY INTEREST                                                   8,490               --
                                                                ---------        ---------
STOCKHOLDERS' EQUITY
   Common stock                                                       139              130
   Additional paid-in capital                                     124,038          121,355
   Retained earnings                                               50,487           40,334
   Deferred compensation                                             (458)            (772)
   Treasury stock                                                  (1,239)          (1,239)
                                                                ---------        ---------
     Total stockholders' equity                                   172,967          159,808
                                                                ---------        ---------
                                                                $ 451,822        $ 364,066
                                                                =========        =========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Three months ended December 31,               Six months ended December 31,
                                             ------------------------------               -------------------------------
                                               1997                  1996                   1997                   1996
                                             --------               -------               --------               --------
REVENUE
   Ambulance services                        $ 89,769               $62,465               $167,367               $121,493
   Fire protection services                    11,351                10,349                 22,563                 20,654
   Other                                       10,222                 4,716                 19,185                  9,377
                                             --------               -------               --------               --------
     Total revenue                            111,342                77,530                209,115                151,524
                                             --------               -------               --------               --------
OPERATING EXPENSES
   Payroll and employee benefits               58,269                41,867                110,504                 82,501
   Provision for doubtful accounts             15,612                10,404                 28,826                 20,159
   Depreciation                                 4,712                 2,918                  8,813                  5,651
   Amortization of intangibles                  1,681                 1,110                  3,145                  2,200
   Other operating expenses                    18,869                13,757                 35,282                 26,947
                                             --------               -------               --------               --------
     Total expenses                            99,143                70,056                186,570                137,458
                                             --------               -------               --------               --------
OPERATING INCOME                               12,199                 7,474                 22,545                 14,066

Interest Expense, net                           2,958                 1,072                  5,409                  2,082
Other                                             130                    --                    130                     --
                                             --------               -------               --------               --------

INCOME BEFORE INCOME TAXES                      9,111                 6,402                 17,006                 11,984

PROVISION FOR INCOME TAXES                      3,687                 2,631                  6,924                  4,914
                                             --------               -------               --------               --------
NET INCOME                                   $  5,424               $ 3,771               $ 10,082               $  7,070
                                             ========               =======               ========               ========
BASIC EARNINGS PER SHARE                     $   0.40               $  0.33               $   0.76               $   0.63
                                             ========               =======               ========               ========
DILUTED EARNINGS PER SHARE                   $   0.38               $  0.31               $   0.73               $   0.59
                                             ========               =======               ========               ========
AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC                         13,482                11,296                 13,196                 11,213

AVERAGE NUMBER OF SHARES
   OUTSTANDING - DILUTED                       14,200                12,175                 13,805                 12,082


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            Six months ended December 31,
                                                                           --------------------------------
                                                                             1997                    1996
                                                                           --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $ 10,082                $  7,070
  Adjustments to reconcile net income to cash
     used in operations --
    Depreciation and amortization                                            11,958                   7,851
    Amortization of deferred compensation                                       314                     327
    Amortization of gain on sale of real estate                                 (52)                    (52)
    Provision for doubtful accounts                                          28,826                  20,159
  Undistributed earnings of minority shareholder                                130                      --
  Change in assets and liabilities,
   net of effect of businesses acquired --
    Increase in accounts receivable                                         (64,263)                (34,355)
    Increase in inventories                                                    (997)                   (746)
    Increase in prepaid expenses and other                                   (2,213)                   (310)
    Increase (decrease) in accounts payable                                     905                    (838)
    Increase (decrease) in accrued liabilities and other                      8,905                  (3,605)
    (Decrease) increase in nonrefundable subscription income                   (129)                    149
    Increase in deferred income taxes                                           516                     870
                                                                           --------                --------
      Net cash used in operating activities                                  (6,018)                 (3,480)
                                                                           --------                --------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facilities, net                             45,300                  19,600
  Repayment of debt and capital lease obligations                           (14,416)                 (6,488)
  Issuance of common stock                                                    2,317                   6,371
                                                                           --------                --------
      Net cash provided by financing activities                              33,201                  19,483
                                                                           --------                --------
CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired                                          (9,824)                 (9,284)
  Capital expenditures                                                      (14,909)                 (7,725)
  (Increase) decrease in other assets                                        (3,587)                     21
                                                                           --------                --------
      Net cash used in investing activities                                 (28,320)                (16,988)
                                                                           --------                --------
DECREASE IN CASH                                                             (1,137)                   (985)

CASH, beginning of period                                                     3,398                   1,388
                                                                           --------                --------
CASH, end of period                                                        $  2,261                $    403
                                                                           ========                ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

(1)   INTERIM RESULTS

      In the opinion of management, the consolidated financial statements for the three and six month periods ended December 31, 1997 and 1996 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations for that period.

      The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results of operations for a full fiscal year.

(2)   ACQUISITIONS

      During the six months ended December 31, 1997, the Company purchased the stock of ambulance service providers operating in Arizona and Georgia and the assets of ambulance service providers operating in Alabama, Maryland, New Jersey and South Carolina.

      The acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB 16) and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

      The aggregate purchase price consisted of the following:

                                                        (in thousands)
                    Cash                                    $ 9,824
                    Rural/Metro common stock                    325
                    Notes payable to sellers                  6,470
                    Assumption of liabilities                13,889
                                                            -------
                                                            $30,508
                                                            =======

      During the six months ended December 31, 1997, subsidiaries of the Company merged with and into ambulance service providers operating in Mississippi, New Jersey, New York and Tennessee. The Company issued an aggregate of 641,009 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16. The acquisitions were not considered significant; accordingly, prior year financial statements have not been restated.

      The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1997 and the six months ended December 31, 1997 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

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

                             RURAL/METRO CORPORATION
           UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1997
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED                          SIX MONTHS ENDED
                                              JUNE 30, 1997                        DECEMBER 31, 1997
                                      ----------------------------          -------------------------------
                                                          PROFORMA                                 PROFORMA
                                      HISTORICAL          COMBINED          HISTORICAL             COMBINED
                                      ----------          --------          ----------             --------
Revenue                              $   319,805         $   427,067         $   209,115         $   223,957
Net income                           $    12,720         $    17,270         $    10,082         $    10,765
Earnings per share - basic           $      1.10         $      1.30         $      0.76         $      0.80
Earnings per share - diluted         $      1.04         $      1.23         $      0.73         $      0.76

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

      The pro-forma combined condensed statements of income do not include the effects of the pending acquisition of Emergencias Cardio Coronarias
      (ECCO), as more fully described in "Liquidity and Capital Resources" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. Provision for doubtful accounts is made for the expected difference between ambulance service fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

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

Other revenue consists primarily of fees associated with alternative transportation, dispatch, fleet, billing and home health care services and is recognized when the services are provided.

Other operating expenses consist primarily of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

REVENUE

Total revenue increased $33.8 million, or 43.6%, from $77.5 million for the three months ended December 31, 1996 to $111.3 million for the three months ended December 31, 1997. Approximately $26.6 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998. Ambulance service revenue in markets served by the Company in both of the three month periods ended December 31, 1996 and 1997 increased by 5.3%. Fire protection services revenue increased by $1.1 million, or 10.7%, from $10.3 million for the three months ended December 31, 1996 to $11.4 million for the three months ended December 31, 1997. Other revenue increased by $5.5 million, or 117.0%, in the three months ended December 31, 1997 compared to the three months ended December 31, 1996.

Total ambulance transports increased by 84,000, or 38.7%, from 217,000 for the three months ended December 31, 1996 to 301,000 for the three months ended December 31, 1997. The acquisition of twenty-one ambulance service companies during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998 accounted for these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

Other revenue increased primarily because of fees received for providing billing, dispatch and other services pursuant to the Company's agreement with San Diego Fire and Life Safety Services.

OPERATING EXPENSE

Payroll and employee benefit expenses increased $16.4 million, or 39.1%, from $41.9 million for the three months ended December 31, 1996 to $58.3 million for the three months ended December 31, 1997. This increase was primarily due to the acquisition of twenty-one ambulance service providers during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998.

Provision for doubtful accounts increased $5.2 million, or 50.0%, from $10.4 million for the three months ended December 31, 1996 to $15.6 million for the three months ended December 31, 1997. Provision for doubtful accounts increased from 13.4% of total revenue for the three months ended December 31, 1996 to 14.0% of total revenue for the three months ended December 31, 1997, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1997 and the first half of fiscal 1998 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $1.8 million, or 62.1%, from $2.9 million for the three months ended December 31, 1996 to $4.7 million for the three months ended December 31, 1997, primarily as a result of depreciation expense on property and equipment obtained through recent ambulance service acquisitions. Depreciation increased from 3.8% of total revenue for the three months ended December 31, 1996 to 4.2% of total revenue for the three months ended December 31, 1997.

Amortization of intangibles increased by $0.6 million, or 54.6%, from $1.1 million for the three months ended December 31, 1996 to $1.7 million for the three months ended December 31, 1997. This increase is primarily due to increased intangible assets which are the result of recent acquisition activity. Amortization of intangibles was 1.4% of total revenue for the three months ended December 31, 1996 and 1997.

Other operating expenses increased approximately $5.1 million, or 37.0%, from $13.8 million for the three months ended December 31, 1996 to $18.9 million for the three months ended December 31, 1997, primarily due to increased expenses associated with the operation of the twenty-one ambulance service providers acquired during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998. Other operating expenses decreased from 17.7% of total revenue for the three months ended December 31, 1996 to 16.9% of total revenue for the three months ended December 31, 1997 as a result of operational efficiencies.

Interest expense increased by $1.9 million from $1.1 million for the three months ended December 31, 1996 to $3.0 million for the three months ended December 31, 1997. This increase was caused by higher debt balances reflecting increased borrowings on the Company's revolving credit facility.

The Company's effective tax rate decreased from 41.1% for the three months ended December 31, 1996 to 40.5% for the three months ended December 31, 1997, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

Revenue

Total revenue increased $57.6 million, or 38.0%, from $151.5 million for the six months ended December 31, 1996 to $209.1 million for the six months ended December 31, 1997. Approximately $42.6 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998. Ambulance service revenue in markets served by the Company in both of the six month periods ended December 31, 1996 and 1997 increased by 4.9%. Fire protection services revenue increased by $1.9 million, or 9.2%, from $20.7 million for the six months ended December 31, 1996 to $22.6 million for the six months ended December 31, 1997. Other revenue increased by $9.8 million, or 104.3%, in the six months ended December 31, 1997 compared to the six months ended December 31, 1996.

Total ambulance transports increased by 140,000, or 33.0%, from 424,000 for the six months ended December 31, 1996 to 564,000 for the six months ended December 31, 1997. The acquisitions of twenty-one ambulance service companies during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998 accounted for these additional transports.

Fire protection services revenue increased due to revenue generated from new fire protection contracts awarded to the Company through competitive bidding and due to rate increases for fire protection services.

Other revenue increased primarily because of fees received for providing billing, dispatch and other services pursuant to the Company's agreement with San Diego Fire and Life Safety Services.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $28.0 million, or 33.9%, from $82.5 million for the six months ended December 31, 1996 to $110.5 million for the six months ended December 31, 1997. This increase was primarily due to the acquisition of twenty-one ambulance service providers during the last two quarters of fiscal 1997 and the first two quarters of fiscal year 1998.

Provision for doubtful accounts increased $8.6 million, or 42.6%, from $20.2 million for the six months ended December 31, 1996 to $28.8 million for the six months ended December 31, 1997. Provision for doubtful accounts increased from 13.3% of total revenue for the six months ended December 31, 1996 to 13.8% of total revenue for the six months ended December 31, 1997, reflecting the effect of the acquisition of ambulance service providers during the second half of fiscal 1997 and first half of fiscal 1998 operating in markets with a greater mix of "911" emergency activity.

Depreciation increased $3.1 million, or 54.4%, from $5.7 million for the six months ended December 31, 1996 to $8.8 million for the six months ended December 31, 1997, primarily as a result of depreciation expense on property and equipment obtained through recent ambulance service acquisitions. Depreciation increased from 3.7% of total revenue for the six months ended December 31, 1996 to 4.2% of total revenue for the six months ended December 31, 1997.

Amortization of intangibles increased by $0.9 million, or 40.9%, from $2.2 million for the six months ended December 31, 1996 to $3.1 million for the six months ended December 31, 1997. This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles was 1.5% of total revenue for the six months ended December 1996 and 1997.

Other operating expenses increased approximately $8.4 million, or 31.2%, from $26.9 million for the six months ended December 31, 1996 to $35.3 million for the six months ended December 31, 1997, primarily due to increased expenses associated with the operation of twenty-one ambulance service providers acquired during the last two quarters of fiscal 1997 and the first two quarters of fiscal 1998. Other operating expenses decreased from 17.8% of total revenue for the six months ended December 31, 1996 to 16.9% of total revenue for the six months ended December 31, 1997 as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense increased by $3.3 million from $2.1 million for the six months ended December 31, 1996 to $5.4 million for the six months ended December 31, 1997. This increase was attributable to increased borrowings on the Company's $200 million revolving credit facility.

The Company's effective tax rate decreased from 41.0% for the six months ended December 31, 1996 to 40.7% for the six months ended December 31, 1997, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the sale of stock through an initial public offering in July 1993, subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

During the six months ended December 31, 1997, the Company used cash flow from operations of $6.0 million. This compares to cash flow used in operations of $3.5 million for the six months ended December 31, 1996. This change resulted primarily from increases in accounts receivable and inventories partially offset by an increase in accrued liabilities.

During the six months ended December 31, 1997 the Company increased its revolving credit facility from $175.0 million to $200.0 million. Approximately $175.5 million was outstanding on the revolving credit facility at December 31, 1997. Availability on the facility was $21.3 million at December 31, 1997.

In November 1997, the Company entered into a $5.0 million term loan, which matures on March 31, 1998. The Company used the proceeds from the loan to fund acquisitions, capital expenditures and for general corporate purposes.

During the six months ended December 31, 1997, the Company purchased either all the issued and outstanding stock or certain assets of nine ambulance service providers with operations in Alabama, Arizona, Georgia, Maryland, Mississippi, New Jersey, New York, South Carolina, Tennessee, Virginia, and the District of Columbia. The combined purchase price of the operations accounted for as purchases was $30.5 million. The Company paid cash of $9.8 million, issued notes payable to sellers of $6.5 million, issued 659,191 shares of common stock to sellers (641,009 shares were related to poolings-of-interest transactions and the remaining shares were valued at $325,000), and assumed $13.9 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

Subsequent to December 31, 1997, the Company agreed to purchase Emergencias Cardio Coronarias (ECCO) in Argentina, the largest ambulance company in Latin America. The purchase price is $35.0 million, comprised of cash and the Company's common stock. The transaction is expected to close in the Company's third quarter of fiscal year 1998. The acquisition is subject to several customary conditions and a $2.5 million breakup fee in the event conditions are satisfied and either party fails to close.

The Company expects that cash flow from operations and additional borrowing capacity, either from existing or future debt facilities, will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansions and acquisitions for the twelve months subsequent to December 31, 1997. The Company is engaged in an active acquisition program. In addition to using cash from operations, credit facilities, seller notes payable and the issuance of common stock, the Company may seek to raise additional capital through public or private debt or equity financing to fund acquisitions. The availability and desirability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company. There can be no assurance such financing will be available on favorable terms, if at all.

                   RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II --  OTHER INFORMATION

      Item 2(c).  Changes in Securities

                  Pursuant to a private placement under Section 4(2) of the Securities Act, in October 1997, the Company issued 18,182 shares at $27.50 per share to the former shareholders of May Medical Transport, Inc. ("May") in connection with Company's acquisition of May.


      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits -

                        10.54 Third Amendment to Credit Agreement by and among Registrant as guarantor, certain of its subsidiaries as borrowers, First Union National Bank (formerly known as First Union Bank of North Carolina), as agent, and various lenders, dated as of December 23, 1997.

                        10.55 Term Loan Agreement by and among Registrant, as borrower, and First Union National Bank, as lender, dated as of November 26, 1997.

                        27.    Financial Data Schedules


                  (b)   Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RURAL/METRO CORPORATION

Date: February 13, 1998              By  /s/ Dean P. Hoffman
                                        --------------------------
                                             Dean P. Hoffman, Vice President
                                             and Principal Accounting Officer

                                 EXHIBIT INDEX



10.54 Third Amendment to Credit Agreement by and among Registrant as guarantor, certain of its subsidiaries as borrowers, First Union National Bank (formerly known as First Union Bank of North Carolina), as agent, and various lenders, dated as of December 23, 1997.

10.55 Term Loan Agreement by and among Registrant, as borrower, and First Union National Bank, as lender, dated as of November 26, 1997.

27.    Financial Data Schedules