Form 10-Q
period 1998-03-31
RURAL METRO CORP /DE/
filed 1998-05-15
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

At May 11, 1998 there were 14,163,110 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            Page

Part  I.  Financial Statements

         Item 1. Consolidated Financial Statements:

                      Consolidated Balance Sheets                             3

                      Consolidated Statements of Income                       4

                      Consolidated Statements of Cash Flows                   5

                      Notes to Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12

Part II.  Other Information

         Item 2(c).   Changes in Securities                                  18

         Item 6.      Exhibits and Reports on Form 8-K                       18

         Signatures                                                          19

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 1998 AND JUNE 30, 1997

                                 (IN THOUSANDS)

                                                     March 31,         June 30,
                                                      1998               1997
                                                   -----------        ---------
                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                            $   9,058         $   3,398
    Accounts receivable, net                          169,686           106,978
    Inventories                                        11,196             8,645
    Prepaid expenses and other                         16,436             7,162
                                                    ---------         ---------
       Total current assets                           206,376           126,183

PROPERTY AND EQUIPMENT, net                            88,967            70,645

INTANGIBLE ASSETS, net                                231,705           160,282

OTHER ASSETS                                            9,842             6,956
                                                    ---------         ---------
                                                    $ 536,890         $ 364,066
                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                $  12,302         $   4,359
    Accrued liabilities                                30,365            17,244
    Current portion of long-term debt                  15,452             9,814
                                                    ---------         ---------
       Total current liabilities                       58,119            31,417

LONG-TERM DEBT, net of current portion                239,500           144,643

NON-REFUNDABLE SUBSCRIPTION INCOME                     13,423            13,367

DEFERRED INCOME TAXES                                  20,639            10,772

OTHER LIABILITIES                                       9,156             4,059
                                                    ---------         ---------
       Total liabilities                              340,837           204,258
                                                    ---------         ---------

MINORITY INTEREST                                       8,364                --

STOCKHOLDERS' EQUITY
    Common stock                                          143               130
    Additional paid-in capital                        132,727           121,355
    Retained earnings                                  56,561            40,334
    Deferred compensation                                (503)             (772)
    Treasury stock                                     (1,239)           (1,239)
                                                    ---------         ---------
       Total stockholders' equity                     187,689           159,808
                                                    ---------         ---------
                                                    $ 536,890         $ 364,066
                                                    =========         =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended March 31,   Nine Months Ended March 31,
                                         ----------------------------   ---------------------------
                                             1998           1997           1998           1997
                                             ----           ----           ----           ----
REVENUE
    Ambulance services                    $ 107,279        $69,161       $274,646       $190,654
    Fire protection services                 11,547         10,551         34,110         31,205
    Other                                    10,957          5,209         30,142         14,586
                                          ---------        -------       --------       --------
             Total revenue                  129,783         84,921        338,898        236,445
                                          ---------        -------       --------       --------

OPERATING EXPENSES
    Payroll and employee benefits            68,599         44,706        179,103        127,207
    Provision for doubtful accounts          17,397         11,878         46,223         32,037
    Depreciation                              4,871          2,995         13,684          8,646
    Amortization of intangibles               2,010          1,149          5,155          3,349
    Other operating expenses                 22,623         14,693         57,905         41,640
                                          ---------        -------       --------       --------
             Total expenses                 115,500         75,421        302,070        212,879
                                          ---------        -------       --------       --------

OPERATING INCOME                             14,283          9,500         36,828         23,566
    Interest expense, net                     3,705          1,576          9,114          3,658
    Other                                      (126)            --              4             --
                                          ---------        -------       --------       --------

INCOME BEFORE INCOME TAXES                   10,704          7,924         27,710         19,908

PROVISION FOR INCOME TAXES                    4,332          3,249         11,256          8,163
                                          ---------        -------       --------       --------

NET INCOME                                $   6,372        $ 4,675       $ 16,454       $ 11,745
                                          =========        =======       ========       ========

BASIC EARNINGS PER SHARE                  $    0.47        $  0.40       $   1.23       $   1.03
                                          =========        =======       ========       ========

DILUTED EARNINGS PER SHARE                $    0.45        $  0.38       $   1.18       $   0.97
                                          =========        =======       ========       ========

AVERAGE NUMBER OF SHARES
    OUTSTANDING - BASIC                      13,631         11,727         13,332         11,413

AVERAGE NUMBER OF SHARES
    OUTSTANDING - DILUTED                    14,310         12,369         13,968         12,154


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Nine Months Ended March 31,
                                                                        1998              1997
                                                                     ---------          --------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                        $  16,454          $ 11,745
   Adjustments to reconcile net income to cash
      used in operations --
      Depreciation and amortization                                     18,802            11,995
      Amortization of deferred compensation                                270               502
      Amortization of gain on sale of real estate                          (78)              (78)
      Provision for doubtful accounts                                   45,604            32,037
      Undistributed earnings of minority shareholder                         4                --
      Change in assets and liabilities,
         net of effect of businesses acquired --
      Increase in accounts receivable                                  (97,827)          (56,523)
      Increase in inventories                                           (2,223)           (1,328)
      Increase in prepaid expenses and other                            (2,126)           (1,036)
      Increase (decrease) in accounts payable                            1,152              (479)
      Increase (decrease) in accrued liabilities and other               4,192            (4,785)
      Increase in non-refundable subscription income                        46               373
      Increase in deferred income taxes                                  6,772               195
                                                                     ---------          --------
         Net cash used in operating activities                          (8,958)           (7,382)
                                                                     ---------          --------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                              145,805                --
   (Repayments) borrowings on revolving credit facility, net           (53,500)           45,200
   Repayment of debt and capital lease obligations                     (23,499)          (17,221)
   Borrowings of debt                                                    2,293                --
   Issuance of common stock                                              2,783             8,076
                                                                     ---------          --------
         Net cash provided by financing activities                      73,882            36,055
                                                                     ---------          --------

CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                   (34,221)          (12,616)
   Capital expenditures                                                (22,157)          (14,049)
   Increase in other assets                                             (2,886)           (2,666)
                                                                     ---------          --------
         Net cash used in investing activities                         (59,264)          (29,331)
                                                                     ---------          --------

INCREASE (DECREASE) IN CASH                                              5,660              (658)

CASH, beginning of period                                                3,398             1,388
                                                                     ---------          --------

CASH, end of period                                                  $   9,058          $    730
                                                                     =========          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

(1)      INTERIM RESULTS
         In the opinion of management, the consolidated financial statements for the three and nine month periods ended March 31, 1998 and 1997 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations for that period.

         The results of operations for the three month and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year.

(2)      ACQUISITIONS
         During the nine months ended March 31, 1998 the Company purchased all of the issued and outstanding stock of ambulance service providers operating in Arizona and Georgia and the assets of ambulance service providers operating in Alabama, Maryland, New Jersey and South Carolina. Also, during the nine months ended March 31, 1998 the Company purchased all of the issued and outstanding stock of four operating companies that provide urgent home medical attention and ambulance transport services in three cities in Argentina.

         These acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:

                                                (in thousands)
                   Cash                             $34,221
                   Rural/Metro common stock           8,520
                   Notes payable to sellers           6,470
                   Assumption of liabilities         28,109
                                                    -------
                                                    $77,320
                                                    =======

         During the nine months ended March 31, 1998, subsidiaries of the Company merged with and into ambulance service providers operating in Idaho, Mississippi, New Jersey, New York, Tennessee and Washington. The Company issued an aggregate of 821,747 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. The transactions were accounted for as poolings-of-interest in accordance with APB 16. The acquisitions were not considered significant; accordingly, prior year financial statements have not been restated.

         During the nine months ended March 31, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. For financial statement purposes, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the joint venture partner.

         The unaudited pro forma combined condensed statements of income for the fiscal year ended June 30, 1997 and the nine months ended March 31, 1998 give effect to the acquisitions as if each had been consummated as of the beginning of each respective period.

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

                                                   YEAR ENDED                NINE MONTHS ENDED
                                                  JUNE 30, 1997                MARCH 31, 1998
                                             -----------------------      ------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            PROFORMA                     PROFORMA
                                            HISTORICAL      COMBINED     HISTORICAL      COMBINED
                                            ----------      --------     ----------      --------
           Revenue                           $ 319,805     $ 481,387      $ 338,898      $ 393,575
           Net income                        $  12,720     $  18,889      $  16,454      $  18,644
           Earnings per share - basic        $    1.10     $    1.40      $    1.23      $    1.34
           Earnings per share - diluted      $    1.04     $    1.31      $    1.18      $    1.28

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

(2)      CREDIT AGREEMENTS AND BORROWINGS
         On March 16, 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). A portion of the net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually commencing September 15, 1998, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $4.9 million and will amortize such costs over the life of the Notes. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur any indebtedness, sell assets, or enter into certain mergers or consolidations. The financial statements presented below include the separate or combined financial position, results of operations and cash flows for the nine months ended March 31, 1998 of Rural/Metro Corporation and the guarantor subsidiaries (Parent/Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

                             RURAL/METRO CORPORATION
                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Parent/Guarantors     Non-Guarantors        Eliminating        Consolidated
                                                        -----------------     --------------        -----------        ------------

                                     ASSETS

CURRENT ASSETS
    Cash                                                    $   6,633            $  2,425            $      --          $   9,058
    Accounts receivable, net                                  157,553              12,133                   --            169,686
    Inventories                                                10,725                 471                   --             11,196
    Prepaid expenses and other                                 13,342               3,094                   --             16,436
                                                            ---------            --------            ---------          ---------
       Total current assets                                   188,253              18,123                   --            206,376

PROPERTY AND EQUIPMENT, net                                    83,940               5,027                   --             88,967

INTANGIBLE ASSETS, net                                        168,037              63,668                   --            231,705

OTHER ASSETS                                                   35,885             (35,885)                  --                 --

DUE TO/FROM AFFILIATES                                          9,835                   7                   --              9,842

INVESTMENT IN SUBSIDIARIES                                    192,531                 873             (193,404)                --
                                                            ---------            --------            ---------          ---------
                                                            $ 678,481            $ 51,813            $(193,404)         $ 536,890
                                                            =========            ========            =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                        $   7,588            $  4,714            $      --          $  12,302
    Accrued liabilities                                        18,955              11,410                   --             30,365
    Current portion of long-term debt                          14,806                 646                   --             15,452
                                                            ---------            --------            ---------          ---------
       Total current liabilities                               41,349              16,770                   --             58,119

LONG-TERM DEBT, net of current portion                        238,437               1,063                   --            239,500

NON-REFUNDABLE SUBSCRIPTION INCOME                             13,306                 117                   --             13,423

DEFERRED INCOME TAXES                                          20,639                  --                   --             20,639

OTHER LIABILITIES                                               7,262               1,894                   --              9,156
                                                            ---------            --------            ---------          ---------
       Total liabilities                                      320,993              19,844                   --            340,837
                                                            ---------            --------            ---------          ---------

MINORITY INTEREST                                                  --                  --                8,364              8,364

STOCKHOLDERS' EQUITY
    Common stock                                                6,614                  18               (6,489)               143
    Additional paid-in capital                                296,488              31,154             (194,915)           132,727
    Retained earnings                                          56,128                 797                 (364)            56,561
    Deferred compensation                                        (503)                 --                   --               (503)
    Treasury stock                                             (1,239)                 --                   --             (1,239)
                                                            ---------            --------            ---------          ---------
       Total stockholders' equity                             357,488              31,969             (201,768)           187,689
                                                            ---------            --------            ---------          ---------
                                                            $ 678,481            $ 51,813            $(193,404)         $ 536,890
                                                            =========            ========            =========          =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATING STATEMENT OF INCOME

                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                          Parent/Guarantors   Non-Guarantors    Eliminating       Consolidated
                                          -----------------   --------------    -----------       ------------

REVENUE
     Ambulance services                        $250,810           $ 23,836           $ --            $274,646
     Fire protection services                    33,380                730             --              34,110
     Other                                       29,738                404             --              30,142
                                               --------           --------           ----            --------
              Total revenue                     313,928             24,970             --             338,898
                                               --------           --------           ----            --------

OPERATING EXPENSES
     Payroll and employee benefits              162,914             16,189             --             179,103
     Provision for doubtful accounts             43,546              2,677             --              46,223
     Depreciation                                13,196                488             --              13,684
     Amortization of intangibles                  4,738                417             --               5,155
     Other operating expenses                    52,420              5,485             --              57,905
                                               --------           --------           ----            --------
              Total expenses                    276,814             25,256             --             302,070
                                               --------           --------           ----            --------

OPERATING INCOME                                 37,114               (286)            --              36,828
     Interest expense, net                        8,868                246             --               9,114
     Other                                           --                 --              4                   4
                                               --------           --------           ----            --------

INCOME BEFORE INCOME TAXES                       28,246               (532)            (4)             27,710

PROVISION FOR INCOME TAXES                       11,267                (11)            --              11,256
                                               --------           --------           ----            --------

NET INCOME                                     $ 16,979           $   (521)           $(4)           $ 16,454
                                               ========           ========           ====            ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Parent/Guarantors     Non-Guarantors     Eliminating
                                                                       -----------------     --------------     -----------

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                             $  16,979            $   (521)           $(4)
    Adjustments to reconcile net income to cash
       used in operations --
       Depreciation and amortization                                          17,895                 907             --
       Amortization of deferred compensation                                     270                  --             --
       Amortization of gain on sale of real estate                               (78)                 --             --
       Provision for doubtful accounts                                        42,927               2,677             --
       Undistributed earnings of minority shareholder                             --                  --              4
       Change in assets and liabilities,
          net of effect of businesses acquired --
       Increase in accounts receivable                                       (89,786)             (8,041)            --
       Increase in inventories                                                (2,192)                (31)            --
       Increase (decrease) in prepaid expenses and other                      (2,351)                225             --
       (Increase) decrease in due to/from affiliates                         (41,428)             41,428             --
       Increase (decrease) in accounts payable                                 1,264                (112)            --
       Increase (decrease) in accrued liabilities and other                    4,388                (196)            --
       Increase (decrease) in non-refundable subscription income                 (10)                 56             --
       Increase in deferred income taxes                                       6,772                  --             --
                                                                           ---------            --------           ----
          Net cash (used in) provided by operating activities                (45,350)             36,392             --
                                                                           ---------            --------           ----

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes                                   145,805                  --             --
    Repayments on revolving credit facility, net                             (53,500)                 --             --
    Repayment of debt and capital lease obligations                          (17,479)             (6,020)            --
    Borrowings of debt                                                         2,293                  --             --
    Issuance of common stock                                                   2,783                  --             --
                                                                           ---------            --------           ----
          Net cash provided by (used in) financing activities                 79,902              (6,020)            --
                                                                           ---------            --------           ----

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired                                         (6,666)            (27,555)            --
    Capital expenditures                                                     (21,393)               (764)            --
    Increase in other assets                                                  (2,879)                 (7)            --
                                                                           ---------            --------           ----
          Net cash used in investing activities                              (30,938)            (28,326)            --
                                                                           ---------            --------           ----

INCREASE IN CASH                                                               3,614               2,046             --

CASH, beginning of period                                                      3,020                 378             --
                                                                           ---------            --------           ----

CASH, end of period                                                        $   6,634            $  2,424           $ --
                                                                           =========            ========           ====


                                                                      Consolidated
                                                                      ------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                         $  16,454
    Adjustments to reconcile net income to cash
       used in operations --
       Depreciation and amortization                                      18,802
       Amortization of deferred compensation                                 270
       Amortization of gain on sale of real estate                           (78)
       Provision for doubtful accounts                                    45,604
       Undistributed earnings of minority shareholder                          4
       Change in assets and liabilities,
          net of effect of businesses acquired --
       Increase in accounts receivable                                   (97,827)
       Increase in inventories                                            (2,223)
       Increase (decrease) in prepaid expenses and other                  (2,126)
       (Increase) decrease in due to/from affiliates                          --
       Increase (decrease) in accounts payable                             1,152
       Increase (decrease) in accrued liabilities and other                4,192
       Increase (decrease) in non-refundable subscription income              46
       Increase in deferred income taxes                                   6,772
                                                                       ---------
          Net cash (used in) provided by operating activities             (8,958)
                                                                       ---------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes                               145,805
    Repayments on revolving credit facility, net                         (53,500)
    Repayment of debt and capital lease obligations                      (23,499)
    Borrowings of debt                                                     2,293
    Issuance of common stock                                               2,783
                                                                       ---------
          Net cash provided by (used in) financing activities             73,882
                                                                       ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired                                    (34,221)
    Capital expenditures                                                 (22,157)
    Increase in other assets                                              (2,886)
                                                                       ---------
          Net cash used in investing activities                          (59,264)
                                                                       ---------

INCREASE IN CASH                                                           5,660

CASH, beginning of period                                                  3,398
                                                                       ---------

CASH, end of period                                                    $   9,058
                                                                       =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company derives its revenue primarily from fees charged for ambulance and fire protection services. The Company provides ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and non-refundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between "911" emergency ambulance services and general transport services as well as other competitive factors. The Company's Argentine operations have customers who pre-pay monthly for urgent home medical attention and ambulance transport services under a capitated service arrangement. Revenue generated from the Company's Canadian operations is recorded based upon contractual agreements with the Ontario Ministry of Health. Fire protection services are provided either under contracts with municipalities or fire districts or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Ambulance service fees for domestic operations are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

Because of the nature of the Company's ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in the Company's markets and is generally higher in markets in which the calls are primarily "911" emergency ambulance service calls. Rates in the Company's markets take into account the anticipated number of calls that may not result in transports. The Company does not separately account for expenses associated with calls that do not result in transports. Revenue generated under the Company's capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue on the accompanying financial statements.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUE
Total revenue increased $44.9 million, or 52.9%, from $84.9 million for the three months ended March 31, 1997 to $129.8 million for the three months ended March 31, 1998. Approximately $35.5 million of this increase resulted from acquisitions during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998. Ambulance service revenue in markets served by the Company in both of the three month periods ended March 31, 1998 and 1997 increased by 5.5%. Fire protection services revenue increased by $0.9 million, or 8.5%, from $10.6 million for the three months ended March 31, 1997 to $11.5 million for the three months ended March 31, 1998. Other revenue increased by $5.8 million, or 111.5%, in the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Total ambulance transports increased by 82,000 , or 33.6%, from 244,000 for the three months ended March 31, 1997 to 326,000 for the three months ended March 31, 1998. The acquisition of ambulance service companies during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998 accounted for these additional transports.

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

OPERATING EXPENSES
Payroll and employee benefits increased $23.9 million, or 53.5%, from $44.7 million for the three months ended March 31, 1997 to $68.6 million for the three months ended March 31, 1998. This increase was primarily due to acquisitions during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998.

Provision for doubtful accounts increased $5.5 million, or 46.2%, from $11.9 million for the three months ended March 31, 1997 to $17.4 million for the three months ended March 31, 1998, primarily the result of increased revenue from both acquisitions and internal growth.

Depreciation increased $1.9 million, or 63.3%, from $3.0 million for the three months ended March 31, 1997 to $4.9 million for the three months ended March 31, 1998, primarily as a result of depreciation expense on property and equipment obtained through recent acquisition activity. Depreciation increased from 3.5% of total revenue for the three months ended March 31, 1997 to 3.8% of total revenue for the three months ended March 31, 1998.

Amortization of intangibles increased by $0.9 million, or 81.8%, from $1.1 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. This increase is primarily due to increased intangible assets which are the result of recent acquisition activity. Amortization of intangibles increased from 1.3% of total revenue for the three months ended March 31, 1997 to 1.5% of total revenue for the three months ended March 31, 1998.

Other operating expenses increased approximately $7.9 million, or 53.7%, from $14.7 million for the three months ended March 31, 1997 to $22.6 million for the three months ended March 31, 1998, primarily due to increased expenses associated with the operation of companies acquired during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998. Other operating expenses increased from 17.3% of total revenue for the three months ended March 31, 1997 to 17.4% of total revenue for the three months ended March 31, 1998.

Interest expense increased $2.1 million from $1.6 million for the three months ended March 31, 1997 to $3.7 million for the three months ended March 31, 1998. This increase was caused by higher debt balances outstanding reflecting the issuance of $150.0 million of Senior Notes during the period.

The Company's effective tax rate was 41.0% for both the three month periods ended March 31, 1997 and 1998.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

REVENUE
Total revenue increased $102.5 million, or 43.4%, from $236.4 million for the nine months ended March 31, 1997 to $338.9 million for the nine months ended March 31, 1998. Approximately $78.1 million of this increase resulted from acquisitions during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998. Ambulance service revenue in markets served by the Company in both of the nine month periods ended March 31, 1997 and 1998 increased by 5.1%. Fire protection services revenue increased by $2.9 million, or 9.3%, from $31.2 million for the nine months ended March 31, 1997 to $34.1 million for the nine months ended March 31, 1998. Other revenue increased by $15.5 million, or 106.2%, in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1998.

Total ambulance transports increased by 222,000, or 33.2%, from 668,000 for the nine months ended March 31, 1997 to 890,000 for the nine months ended March 31, 1998. The acquisition of ambulance service companies during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998 accounted for these additional transports.

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

OPERATING EXPENSES
Payroll and employee benefits increased $51.9 million, or 40.8%, from $127.2 million for the nine months ended March 31, 1997 to $179.1 million for the nine months ended March 31, 1998. This increase was primarily due to acquisitions during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998.

Provision for doubtful accounts increased $14.2 million, or 44.4%, from $32.0 million for the nine months ended March 31, 1997 to $46.2 million for the nine months ended March 31, 1998, primarily as a result of increased revenue from both acquisitions and internal growth.

Depreciation increased $5.1 million, or 59.3%, from $8.6 million for the nine months ended March 31, 1997 to $13.7 million for the nine months ended March 31, 1998, primarily as a result of depreciation expense on property and equipment obtained through recent acquisition activity. Depreciation increased from 3.6% of total revenue for the nine months ended March 31, 1997 to 4.0% of total revenue for the nine months ended March 31, 1998.

Amortization of intangibles increased by $1.9 million, or 57.6%, from $3.3 million for the nine months ended March 31, 1997 to $5.2 million for the nine months ended March 31, 1998. This increase is primarily a result of intangible assets recorded in recent acquisitions. Amortization of intangibles increased from 1.4% of total revenue for the nine months ended March 31, 1997 to 1.5% of total revenue for the nine months ended March 31, 1998.

Other operating expenses increased $16.3 million, or 39.2%, from $41.6 million for the nine months ended March 31, 1997 to $57.9 million for the nine months ended March 31, 1998, primarily due to increased expenses associated with the operation of companies acquired during the last quarter of fiscal 1997 and the first three quarters of fiscal 1998. Other operating expenses decreased from 17.6% of total revenue for the nine months ended March 31, 1997 to 17.1% of total revenue for the nine months ended March 31, 1998, as a result of operational efficiencies realized through the integration of these acquired companies.

Interest expense increased by $5.4 million from $3.7 million for the nine months ended March 31, 1997 to $9.1 million for the nine months ended March 31, 1998. This increase was caused by higher debt balances outstanding reflecting the issuance of $150.0 million of Senior Notes during the period.

The Company's effective tax rate decreased from 41.0% for the nine months ended March 31, 1997 to 40.7% for the nine months ended March 31, 1998, primarily the result of tax planning strategies implemented by the Company during fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the on-going exercise of stock options.

At March 31, 1998, the Company had working capital of $148.3 million, including cash of $9.1 million, compared to working capital of $94.8 million, including cash of $3.4 million at June 30, 1997. During the nine months ended March 31, 1998, the Company used cash flow from operations of $9.0 million. This compares to cash flow used in operations of $7.4 million for the nine months ended March 31, 1997. This change resulted primarily from increases in accounts receivable and inventories partially offset by an increase in accrued liabilities.

The Company's gross accounts receivable as of March 31, 1998 and June 30, 1997 were $219.0 million and $142.8 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, were $169.7 million and $107.0 million as of such dates, respectively. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

During the nine months ended March 31, 1998, the Company increased the amount of its revolving credit facility from $175.0 million to $200.0 million. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility. The revolving credit facility is priced at prime rate, Federal Fund Rate plus 0.5% or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. Interest rates and availability under the revolving credit facility are dependent upon the Company meeting certain financial covenants. Approximately $82.5 million was outstanding on the revolving credit facility at March 31, 1998. Availability on the facility was $24.2 million at March 31, 1998.

In November 1997, the Company entered into a $5.0 million term loan (Term
Loan). The Company used the proceeds from the loan to fund acquisitions, capital expenditures and for general corporate purposes.

In February 1998, the Company entered into a $5.0 million capital equipment lease line of credit. Approximately $1.5 million was outstanding on this line of credit at March 31, 1998.

On March 16, 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). A portion of the net proceeds of the offering, sold through private placement transactions, was used to repay the Term Loan and a portion of the balances owed on the revolving credit facility. Interest under the Notes is payable semi-annually commencing September 15, 1998, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $4.9 million and will amortize such costs over the life of the Notes. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur any indebtedness, sell assets, or enter into certain mergers or consolidations.

During the nine months ended March 31, 1998, the Company purchased all of the issued and outstanding stock of two ambulance service providers operating in Arizona and Georgia, and the assets of four ambulance service providers operating in Alabama, Maryland, New Jersey and South Carolina. Also, during the nine months ended March 31, 1998, the Company purchased all of the issued and outstanding stock of four operating companies that provide urgent home medical attention and ambulance transport services in three cities in Argentina. The combined purchase price of the operations accounted for as purchases was $77.3 million. The Company paid cash of $34.2 million, issued notes payable to sellers of $6.5 million, issued to sellers 311,330 shares of the Company's common stock valued at $8.5 million, and assumed $28.1 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

During the nine months ended March 31, 1998, subsidiaries of the Company merged with and into three ambulance service providers operating in Idaho, Mississippi, New Jersey, New York, Tennessee and Washington. The Company issued an aggregate of 803,565 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. These transactions were accounted for as poolings-of-interest in accordance with Accounting Principles Board Opinion No. 16. The acquisitions were not considered significant; accordingly, prior year financial statements have not been restated.

During the nine months ended March 31, 1998 the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. For financial statement purposes, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the joint venture partner.

The Company expects that cash flow from operations and additional borrowing capacity will be sufficient to meet its operating and capital needs for existing operations as well as to fund certain service area expansions and acquisitions for the twelve months subsequent to March 31, 1998. The Company is engaged in an active acquisition program. In addition to using cash from operations, credit facilities, seller notes payable and the issuance of common stock, the Company may seek to raise additional capital through public or private debt or equity financing to fund acquisitions. The availability and desirability of these capital sources will depend upon prevailing market conditions, interest rates and the financial condition of the Company. There can be no assurance such financing will be available on favorable terms, if at all.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS
The results of operations of the Company for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

YEAR 2000 COMPLIANCE
The Company has implemented a Year 2000 compliance program designed to ensure that the Company's medical equipment, computer systems and applications will function properly beyond 1999. Although the Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis without incurring significant expenditures to address this issue, there can be no assurance that the Company will not experience unforseen difficulties. The failure by medical equipment suppliers or third-party payors, such as private insurers, managed care providers, healthcare organizations, preferred provider organizations and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 issues could impact their ability to reimburse the Company or otherwise adversely affect the Company's business, financial condition, cash flows and results of operations.

PART II - OTHER INFORMATION

         Item 2.(c)    Changes in Securities

                       Pursuant to a private placement under Section 4(2) of the Securities Act, in February 1998, the Company issued 81,275 shares at $33.83 per share to the former shareholders of United Medical Services, Inc. ("UMS") in connection with the Company's acquisition of UMS.

                       Pursuant to a private placement under Section 4(2) of the Securities Act, in March 1998, the Registrant issued $150.0 million 77/8% senior notes due 2008 to four initial purchasers in a Rule 144A transaction.

         Item 6. Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       27    Financial Data Schedules

                (b)    Reports on Form 8-K

                       Pursuant to a Purchase Agreement dated January 16, 1998 and a Complementary Agreement dated March 26, 1998 between Registrant as buyer and Messrs. Horacio Artagaveytia, Jose Mateo Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro, Gervasio Reyes and Carlos Arturo Delmiro Marfetan, the Registrant acquired all of the issued and outstanding stock of Peimu S.A., Recor S.A., Marlon S.A. and Semercor S.A. The transaction was reported on Form 8-K dated April 1, 1998.

                       On February 27, 1998, the Registrant filed a Form 8-K announcing the Registrant's 144A Senior Note offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RURAL/METRO CORPORATION






Date: May 15, 1998                         By  /s/ Dean P. Hoffman
                                             ---------------------
                                                Dean P. Hoffman, Vice President
                                                and Principal Accounting Officer