Form 10-K
period 1998-06-30
RURAL METRO CORP /DE/
filed 1998-09-29
CIK 906326

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998           Commission file number 0-22056

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AS OF SEPTEMBER 22, 1998, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE AVERAGE SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ NATIONAL MARKET, WAS $125,536,749. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of September 22, 1998, there were 14,465,621 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS.......    i
PART I...............................................................    1

         ITEM 1.   BUSINESS..........................................    1
         ITEM 2.   PROPERTIES........................................   26
         ITEM 3.   LEGAL PROCEEDINGS.................................   26
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS...........................................   26

PART II..............................................................   27

         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS.......................   27
         ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA..............   28
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...............   29
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   37
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...............   64

PART III.............................................................   64

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT........................................   64
         ITEM 11.  EXECUTIVE COMPENSATION............................   64
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT....................................   64
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....   64

PART IV..............................................................   65

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                         REPORTS ON FORM 8-K.........................   65

SIGNATURES...........................................................   69

         FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     Forward Looking Statements. Statements in this Report that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Rural/Metro Corporation (the "Company") cautions readers that such "forward looking statements," including those relating to the Company's future business prospects, revenue, working capital, accounts receivable, liquidity, and capital needs, wherever they appear in this Report or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors, including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     These "forward looking statements" are found at various places throughout this Report. Additionally, the discussions herein under the captions
"Business -- Strategy", "Business -- Management Systems", "Business -- Billings and Collections", "Business -- Governmental Regulation",
"Business -- Reimbursement", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below and under the caption
"Business -- Special Considerations.". Moreover, the Company, through its senior management, may from time to time make "forward looking statements" about matters described herein or other matters concerning the Company. The Company disclaims any intent or obligation to update "forward looking statements."

     Factors That May Affect Future Results. The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes the Company susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; dependence on certain business relationships; risks related to intangible assets; dependence on government and third-party payors; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; competitive market forces; fluctuation in quarterly results; volatility of stock price; dependence on key personnel; and anti-takeover effect of certain of the Company's charter provisions.

     For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company is a leading provider of health and safety services, which include "911" emergency ambulance and general transport services, fire protection services, and other safety and health care related services to municipal, residential, commercial, and industrial customers. The Company believes that it is the only multi-state provider of both ambulance and fire protection services in the United States and that it ranks as one of the largest private-sector providers of ambulance and fire protection services in the world. The Company currently serves over 450 communities in 26 states, the District of Columbia, Canada, and Latin America. Ambulance services and fire protection services accounted for approximately 81% and 10%, respectively, of the Company's revenue for the fiscal year ended June 30, 1998.

     Founded in 1948, the Company has been instrumental in the development of protocols and policies applicable to the emergency services industry. The Company has grown significantly since the late 1970s both through internal growth and through acquisitions. To manage this growth, the Company invested in the development of management and operational systems that have resulted in productivity gains and increased profitability. The Company believes its key business competencies in communications and logistics management position it to continue its growth internally as well as through business alliances, acquisitions, and joint ventures and enable it to operate profitably in both large and small communities. The Company completed 18 acquisitions in fiscal 1996, 19 acquisitions in fiscal 1997, and 11 acquisitions in fiscal 1998. The Company also entered into a joint venture in the greater Baltimore, Maryland and District of Columbia area and a public/private alliance in the San Diego, California area during fiscal 1998.

     For a discussion of certain risks associated with the Company's business, including potential limitations on the future growth of the Company's business, see "Special Considerations" contained in Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

INDUSTRY OVERVIEW

     Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $4 billion and $7 billion. Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency ambulance transport. When the public sector serves as first responder, private companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of general transport services. It is estimated that the ambulance service industry includes more than 10,000 providers of service, 2,000 or more of which are private and approximately 1,000 of which are hospital-owned. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including the Company, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

     The growth in ambulance service expenditures in the United States has resulted from both an increase in the number of transports and an increase in the average expenditures per transport. The growth and aging of the population, the greater use of outpatient care facilities and home care in response to health care cost containment efforts, and increased patient travel between specialized treatment health care facilities have increased the demand for emergency medical services and general transport services. The increased availability of "911" emergency service, the impact of educational programs on its use, and the practice of some members of the population of utilizing a hospital's emergency room as the source of their primary medical care also have increased the number of ambulance transports. Industry considerations require ambulance service providers to acquire more sophisticated emergency medical, dispatch, and communications equipment, hire more highly trained personnel, and develop more sophisticated dispatch and management systems to satisfy the faster response time and higher quality of medical care assurance criteria required by municipalities and fire districts for emergency ambulance services. Average expenditures per ambulance transport have increased as a result of the additional costs to meet these requirements. These requirements, combined with the fragmented nature of the industry, have contributed to consolidation within the industry. Service providers that do not have the financial or management resources to meet the requirements for higher levels of service are candidates for acquisition.

     Market reform continues to reshape the health care delivery system, with a shift from fee-for-service relationships to managed care organizations. Managed care organizations are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. While ambulances typically transport patients to the nearest treatment facility or to the facility designated by the applicable medical protocol, managed care organizations are attempting to manage hospital utilization by working with ambulance service providers to ensure transport of patients to affiliated facilities and avoid unnecessary inter-facility transports. For non-life threatening medical emergencies, managed care providers are beginning to explore programs that encourage plan members to call the provider. Under this program, a nurse answers the call, analyzes the medical situation, and determines the best course of action and mode of transport. In an emergency situation, an advanced life support ambulance will generally be dispatched. In certain cases, patients could receive the required treatment level with a less costly basic life support ambulance or other transportation alternative. In Latin America, the business model also encompasses mobile health care utilizing call centers, telephone triage, and house calls by doctors and nurses. To manage such a system, the managed care organization must contract with an ambulance service provider that has the mix of vehicles and geographic scope to cover the entire region served by the managed care provider and that can provide call center services.

     The Company believes the trend toward managed care benefits larger ambulance service providers, which can service a larger portion of a managed care organization's needs. This allows the managed care provider to reduce its number of suppliers, cutting administrative costs and allowing it to negotiate more favorable rates.

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

STRATEGY

     The Company's strategy is to leverage its experience and competencies in communications and logistics management to enhance its position as a leading provider of health and safety services in the United States and in other countries. Key elements of this strategy include the acquisition of ambulance service providers and strategic alliances. Having established a regional presence in many geographic locations, the Company currently is focusing on increased marketing efforts to serve the health and safety needs of the public and private sector, including services for health care providers, expansion of fire protection and community safety services, integration of health and safety operations, public/private partnering, and outsourcing of other health and safety related services. The Company seeks to improve productivity, expand service offerings to customers, and attract new customers through key business alliances, joint ventures, or other cooperative business arrangements, both domestically and internationally.

  Expansion of Services to Meet the Evolving Needs of the Public Sector and Health Care Providers

     The Company plans to expand its general transport services through increased marketing efforts to hospitals, health maintenance organizations, and other health care providers and its emergency ambulance services through the pursuit of new contracts and alliances with municipalities and fire districts. Based on its public/private alliance with San Diego Fire & Life Safety Services and the recently awarded ambulance service contract in Aurora, Colorado, the Company believes that, in certain circumstances, contracting and partnering may provide a cost-effective approach to expanding into large urban markets. The Company will continue to seek to enter into public/private alliances and municipal contracts to compete for new business. The Company intends to respond to the needs of health care and managed care providers by delivering high quality, efficient, cost-effective services and by transporting patients to the most appropriate treatment facility, particularly in those geographic areas in which it has been able to achieve market leadership. The Company is exploring innovative value-added services to health care providers, such as access to a medical call center, to better serve the demand management, telephone triage, and medical transport needs of the managed care market. The Company believes that its communications and logistics expertise will enable it to offer services that will improve the responsiveness and cost-effectiveness of health care services in a managed care environment. The Company expects to pursue alliances with health care providers through the establishment of service contracts, through the development of business relationships, and through strategic acquisitions of health care and safety-related providers, which would provide opportunities for the Company to integrate its services with such other service providers.

  Expansion and Integration of Health and Safety Services

     The Company plans to continue its efforts to expand its community safety services by providing fire protection and other safety-related services. In seeking to expand its fire protection services, the Company emphasizes the benefits of its services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from its extensive experience, fire prevention initiatives, management and operational systems, and utilization of full-time fire fighters and part-time reservists. The Company responds to the economic pressures on the public sector to reduce taxes and expenditures for emergency services, including fire protection and other safety-related services, by establishing public/private alliances with fire districts and municipalities. The Company also pursues opportunities to provide fire protection and safety services to large industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities. The Company currently offers other safety-related services on a limited basis, including its security monitoring and personal emergency response systems. The Company intends to continue to leverage its communications and logistics expertise to develop and offer safety-related services. The Company also intends to leverage its superior systems and substantial experience with third-party payors to provide fire districts and municipalities with business services, such as billings and collections services.

     Because emergency medical response represents a significant portion of fire response activity within many fire departments, the Company believes that its ambulance and fire protection services operations are complementary. Building upon the Company's successful delivery of integrated ambulance and fire services under its contracts with the City of Scottsdale and with Knox County, Tennessee and through its public/private alliance with San Diego Fire & Life Safety Services, the Company plans to continue the integration of its fire and ambulance services in certain of its service areas and to pursue opportunities to provide integrated services in new service areas. The Company believes that its integration of health and safety services can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities.

  Acquisition of Ambulance Service Providers

     The Company seeks acquisitions that enable it to establish new service areas both domestically and internationally and acquisitions that enable it to expand its operations within its existing service areas. The Company believes that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, provides the Company with the opportunity to acquire additional ambulance service providers, including hospital-owned providers, that would benefit from its management and operational systems, resulting in productivity gains and enhanced levels of service.

     The Company considers a number of factors in evaluating a proposed acquisition candidate, including the quality of its management and medical personnel, its historical operating results and future earnings potential, the size and anticipated growth of its market, its relative position within that market, the competition to be encountered in such market, and the impact of the candidate's operations on the Company's earnings. The Company pays special attention to those potential service areas in which it can achieve maximum productivity by achieving market leadership over a regional area, by utilizing its ambulances to provide both "911" emergency ambulance and general transport services, and by integrating ambulance services with fire protection services. The Company continues to build its regional operations to better position it to serve the developing managed care customer base. The Company's ability to complete acquisitions depends upon the availability of cash from operations or additional debt or equity financing, the Company's capitalization, and the market price of the Company's Common Stock. A continuation of the depressed market price of the Company's Common Stock as of the date of this Report may result in a slower pace of acquisitions. See "Special
Considerations -- Significant Leverage", "-- Risks Associated with Rapid Growth, Integration, and Acquisitions", and "-- Volatility of Stock" contained in Item 1 of this Report.

  Productivity Improvement and Enhancement

     The Company utilizes its management and operational systems to enhance productivity and profitability in its existing operations and in acquired operations and to enhance its opportunities with joint venture and business alliance partners. The standardization of certain functions and the centralization of certain key management and operating systems development permit the Company to achieve economies of scale at both the regional and corporate levels. The Company believes that establishing market leadership in its various service areas enables it to more efficiently utilize its equipment and personnel, to better serve large regional health care providers, and to more effectively market its services, thereby continuing to improve its productivity. See "Special Considerations -- Risks Associated with Rapid Growth, Integration, and Acquisitions" contained in Item 1 of this Report.

  Entrance into International Markets

     The Company plans to expand its presence in international health and safety and other related services markets. The opportunities pursued to date have been in Canada and Latin America, but other areas are being assessed. The Company intends to capitalize on the growth opportunities created by the privatization of health and safety services in markets such as Argentina and Ontario, Canada and the expansion of health insurance companies and health maintenance organizations into Latin America. The Company believes select Latin America markets, including Mexico and the nations of the MERCOSUR, represent a growth opportunity and provide a model for a capitated health care environment encompassing both ambulance transport and mobile health care utilizing call centers, telephone triage, and house calls by doctors and nurses. The Company evaluates opportunities to enter into international markets through acquisitions or alliances based on factors such as its ability to establish a strong strategic local relationship and a solid corporate infrastructure of systems and management talent, the potential to increase operating margins and returns on capital, and the opportunity to offer value-added services that broaden its participation in the health care market. In addition, the Company seeks opportunities to provide fire protection and safety services to industrial complexes, including airports and other large self-contained facilities. See "Special Considerations -- Risks Associated with Rapid Growth, Integration, and Acquisitions" and "-- Risks Associated with International Operations and Foreign Currency Fluctuations" contained in Item 1 of this Report.

CURRENT SERVICE AREAS

     The Company provides its services in over 450 communities in the following 26 states, the District of Columbia, Canada, and Latin America:

Alabama                                    Iowa                                       Oregon
Arizona                                    Kentucky                                   Pennsylvania
Arkansas                                   Louisiana                                  South Carolina
California                                 Maryland                                   South Dakota
Colorado                                   Mississippi                                Tennessee
Florida                                    Nebraska                                   Texas
Georgia                                    New Jersey                                 Virginia
Idaho                                      New York                                   Washington
Indiana                                    Ohio

     The Company provides ambulance services in these states, the District of Columbia, and Canada primarily under the names Rural/Metro Ambulance and Rural/Metro Medical Services and in certain areas of Arizona under the name Southwest Ambulance. The Company provides urgent home medical care and ambulance transport services under the name Emergencias Cardio Coronarias ("ECCO") in Latin America. The Company may operate under other names depending upon local statutes or contractual agreements. The Company generally provides its ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. It provides "911" emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services.

     In certain service areas, the Company is the only provider of both emergency ambulance and general transport services. In other service areas, the Company competes for general transport services. In all service areas, the Company responds to "911" emergency calls if requested by a municipality or fire district, even in the absence of a contract.

     The Company provides fire protection services under the name Rural/Metro Fire Department in eight states and in Latin America.

AMBULANCE TRANSPORT SERVICES AND URGENT HOME MEDICAL CARE

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

     Upon arrival at an emergency, the ALS crew members deploy portable life support equipment, ascertain the patient's medical condition and, if required, begin life support techniques and procedures that may include airway intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions. The crew also may perform basic life support ("BLS") services, which include basic airway management, hemorrhage control, stabilization of fractures, emergency childbirth, and basic vehicle extrication. As soon as medically appropriate, the patient is placed on a portable gurney and carried into the ambulance. While a paramedic monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. En route, the ALS crew alerts the hospital regarding the patient's medical condition, and if necessary, the attending paramedic seeks advice from a hospital emergency room physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency room.

  General Transport Services

     The Company also provides ambulance services to patients requiring either advanced or basic levels of medical supervision during transfer to and from residences and health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy treatment) available at another facility. The Company utilizes ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs and the proximity of available units. The Company staffs its BLS ambulance units with two EMTs and equips such units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

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

     In addition to ambulance services, the Company provides non-medical transportation for the handicapped and certain non-ambulatory persons in some service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, the Company utilizes vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation ("CPR").

     The Company provides ambulance services, critical care transports, and nonmedical transportation services pursuant to contracts with governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as needed basis. Contracts with managed care organizations provide for reimbursement on a per transport basis or on a capitated basis under which the Company receives a fixed fee per person per month. The Company currently has a contract to provide non-emergency ambulance transportation for Aetna Health Plan of Ohio's 550,000 managed care plan members on a fee-for-service basis. The contract may evolve into a capitated format after the service utilization patterns are firmly established.

  Urgent Home Medical Care

     In Argentina, the Company has approximately 800,000 individual and business customers that prepay monthly for urgent home medical care and ambulance services under a capitated service arrangement. Personnel conduct telephone triage and prioritize the dispatch of services to subscribers. Mobile services may include the dispatch of physicians to the patient in an ambulance for serious life threatening situations, or more frequently, in the physician's car, thus covering a wider scope of service than the traditional U.S. ambulance service model.

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

  Fire Protection Personnel

     The Company's ability to provide its fire protection services at relatively low costs results from its efficient use of personnel in addition to its fire prevention efforts. Typically, personnel costs represent more than two-thirds of the cost of providing fire protection services. The Company has been able to reduce its labor costs through a system that utilizes full-time firefighters complemented by paid part-time reservists as well as a modified every other day shift schedule. By using trained reservists on an as needed basis, the Company has the ability to supplement full-time fire fighters on a cost-effective basis. Reservists comprise approximately 40% of the Company's fire protection work force.

     All full-time and reservist firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association ("NFPA"), and must qualify for state certification before being eligible for full-time employment by the Company. Since approximately 70% to 80% of the Company's fire response activity consists of emergency medical response, all of the Company's firefighters are trained EMTs and an increasing number of its firefighters are paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

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

     The Company believes that its long standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes the Company's philosophy of fire prevention. With the cooperation and assistance of the Company, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. The Company believes that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services provided by the Company, Scottsdale's per capita cost for fire protection is 46% lower than the national average and that its per capita fire loss is approximately one-third of the national average.

INDUSTRIAL FIRE PROTECTION SERVICES

     The Company provides fire protection services to large industrial complexes, such as airports, large industrial and petrochemical plants, power plants, and other self-contained facilities. The Company has contracts ranging up to five years in duration and expiring at various dates up to February 2002 to provide crash/rescue firefighting and hazardous materials response services at locations in several states and at three airports in Bolivia. The Company intends to pursue similar contracts domestically and internationally.

FIRE TRAINING SERVICES AND PROTECTION SERVICES

     The Company has instituted industrial fire training services and protection services and provides sophisticated training for industrial, professional, and specialized firefighters using live burn training to simulate realistic firefighting situations. The training permits fire brigade and emergency response teams to meet increased federal training requirements, the Occupational Safety and Health Act ("OSHA") requirements, and other regulatory requirements for work place safety and on-site response teams.

     The Company anticipates that its training services to industrial, petrochemical, and other large private concerns will enhance its ability to enter into contractual relationships to provide fire protection, security, and other safety-related services to these concerns and permit the complexes to replace their fire brigades with professional firefighters and emergency response teams. These activities have not resulted in significant revenue to date. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to the industrial complexes for such services.

     The Company utilizes its communications centers for home security, home fire alarm monitoring, and personal emergency response systems monitoring to complement the emergency services it offers. The Company believes protection services can be integrated with fire protection and ambulance services for optimal efficiency and maximum cost-effectiveness.

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

     The Company has developed measurement systems that permit management to monitor the performance level of each operation on a continual basis. The Company's centralized management and information systems permit managers to direct their attention primarily to operations. The systems include centralized billings and collections procedures that provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits the Company to achieve significant discounts in the purchase of equipment and supplies through a Company-developed catalogue from which managers select items needed for their operations. Centralized third-party reimbursement allows the Company to maximize the utilization of its expertise in Medicare, Medicaid, and other third-party payor reimbursement programs and to ensure the most favorable classification permitted for all of the Company's operations under such programs.

     The Company believes its investment in management systems and its effective use of such systems represent key components in its success. The Company's financial reporting system facilitates the Company's successful integration of acquired companies. The Company places a high priority on rapidly evaluating the management and reporting systems of acquired operations and subsequently integrating or transitioning such systems to improve operating efficiencies. Upon completion of an acquisition, the Company establishes critical success factors, including number of transports, ratio of transports to calls, resource utilization and pricing statistics, which are monitored daily. The Company focuses on converting acquired businesses onto the Company's technology to promote consistent and timely reporting, taking over cash management functions, and integrating acquired businesses into the Company's LAN/WAN communications infrastructure. The Company is committed to an ongoing enhancement of its systems to provide productive, timely information and effective controls and believes that its management systems have the capability to support sustained long-term growth. For additional information regarding the Company's ability to successfully integrate acquired companies into its existing management systems, see "Special Considerations -- Risks Associated with Rapid Growth, Integration and Acquisitions" contained in Item 1 of this Report.

HUMAN RESOURCES

     The Company strives to maximize the operational autonomy of its managers. Managers receive extensive training in the use of management systems, customer service, and supervisory practices. The Company's human resources division is involved in the training and integration of managers from acquired operations. The Company's centralized human resources division increases the Company's ability to assign the most appropriate personnel for a position within any given operation and to reassign personnel as necessary to meet operational needs. The human resources department participates in all areas of training, career development, and succession planning of employees and assesses the Company's personnel needs.

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

     Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives "911" emergency medical calls either dispatches the Company's ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to the Company's control center, which in turn dispatches ambulances to the scene. In most service areas, the Company's control center receives the calls from the police after the police have determined the call is for emergency medical services. When the Company receives the "911" call, it dispatches one or more ambulances directly from its control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs with additional training that enables them to instruct a caller about applicable pre-arrival emergency medical procedures, if necessary. In the Company's larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene.

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

     Deployment and dispatch also represent important factors in providing non-emergency ambulance services. The Company implements system status plans for these services designed to assure appropriate response times to non-emergency calls. The Company works with call centers to enable it to implement demand management strategies for health care providers. Through its business alliance with HBO&Co. (formerly National Health Enhancement Systems, Inc. prior to its merger in December 1997), the Company is working to develop a demand management system that integrates medical protocols with the Company's logistics and "911" based communications expertise. By combining telephone triage and medical transport services, the Company can improve the responsiveness and cost-effectiveness of health care delivery in a managed care system. Managed care organizations more frequently are encouraging their plan members to contact a call center in non-life threatening emergencies. The call centers are staffed by nurses who use medical protocols to analyze and triage the medical situation and determine the best mode of transport. In non-emergency situations, the call centers could dispatch a BLS ambulance rather than a more expensive ALS ambulance. The call center can also direct the ambulance to transport the patient to an affiliated facility specified by the managed care organization rather than to a non-member facility or a hospital emergency room, thereby further reducing costs for the provider. A long established version of this business model is currently being utilized by the Company's Argentine operations.

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

BILLINGS AND COLLECTIONS

     The Company currently maintains 14 domestic regional billing and payment processing centers and a centralized collection system at its headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized system only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Depending on size and geography, the Company integrates acquired businesses into existing regional billing and payment centers or creates a stand-alone billing and payment center. Substantially all of the Company's revenue is billed and collected through its integrated billing and collection system, except for its operations in Columbus, Ohio; Rochester, New York;

and the Metro New York City/New Jersey area. The Company anticipates these billing centers will be integrated during 1999.

     The Company derives a substantial portion of its ambulance fee collections from reimbursement by third-party payors, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. The Company also collects payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. During fiscal 1996, 1997, and 1998 the Company derived approximately 27%, 26%, and 29%, respectively, of its net ambulance fee collections from Medicare, 11%, 10%, and 11%, respectively, from Medicaid, 41%, 38%, and 39%, respectively, from private insurers (including prepaid health plans and other non-government sources), and 21%, 26%, and 21%, respectively, directly from patients. Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for the Company to evaluate the creditworthiness of patients requiring emergency transport services. The Company's allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests. See "Special Considerations -- Dependence on Reimbursements by Third-Party Payors and Individuals" and "-- Possible Adverse Changes in Reimbursement Rates of Coverage" contained in Item 1 of this Report.

     The Company has substantial experience in processing claims to third-party payors and employs a collection staff specifically trained in third-party coverage and reimbursement procedures. The Company's integrated billing and collection system uses specialized proprietary software systems to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payors and has the capability to electronically submit claims to the extent third-party payors' systems permit. The Company's integrated billing and collection system provides for accurate tracking of accounts receivable and status pending payment, which facilitates the effective utilization of personnel resources to resolve workload distribution and problem invoices. When billing individuals rather than third-party payors, the Company uses an automated dialer that preselects and dials accounts based on their status within the billing and collection cycle, which optimizes the efficiency of the collection staff. The Company believes the integration of acquired businesses into the Company's integrated billing and collection system standardizes and improves the efficiency of billings and collections.

     The Company has leveraged its systems and experience in processing third-party payor claims to provide billing and collection services to fire departments and municipalities in Phoenix, Dallas, Baltimore, and San Diego. The Company intends to seek opportunities to enter into similar contracts in other communities.

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

MARKETING AND SALES

     Counties, fire districts, and municipalities generally award contracts to provide "911" emergency services either through requests for competitive proposals or bidding processes. In some instances in which the Company is the existing provider, the county or municipality may elect to renegotiate the Company's existing contract rather than re-bid the contract. The Company believes that counties, fire districts, and municipalities consider the quality of care, historical response time performance, and total cost, both to the municipality or county and to the public, to be among the most important factors in awarding contracts. In addition, the Company will continue to seek to enter into public/private alliances to compete for new business. The Company's alliance with San Diego Fire & Life Safety Services allowed the entities to bid for and win a five-year contract to provide "911" and ambulance services throughout the City of San Diego.

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

     The Company markets its fire protection services to subscribers in rural and suburban areas, volunteer fire departments, tax-supported fire districts and municipalities, newly developed communities, and industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities. Subscription fees are collected annually in advance. In the event that the Company provides service for a nonsubscriber, the Company directly bills the property owner for the cost of services rendered. The Company also provides fire protection services to newly developed communities where the subscription fee may be included in the homeowner's association assessment.

CONTRACTS

     The Company enters into contracts with counties, municipalities, and fire districts to provide "911" emergency ambulance services in designated service areas. These contracts typically specify maximum fees that the Company may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, and insurance coverage. Counties, municipalities, and fire districts also may require the Company to provide a performance bond or other assurances of financial responsibility. The amount of the subsidy, if any, that the Company receives from a county, municipality, or fire district, and the rates that the Company may charge for services under a contract for emergency ambulance services, depend in large part on the nature of the services rendered and performance requirements. The four largest ambulance contracts accounted for 16%, 13%, and 9% of total revenue for the fiscal years ended June 30, 1996, 1997, and 1998 respectively, with the contract with Orange County, Florida accounting for 7%, 5%, and 4%, respectively, of total revenue for the same periods. Rates charged under the Orange County contract are agreed upon between the Company and the County. The Company does not receive any subsidy from the county under this contract. The Orange County contract was first entered into in 1962 by a provider acquired by the Company in 1984. Although the Company expects that this contract will be renewed, no assurance can be given that the Company will retain this contract on terms as favorable, if at all.

     The Company provides fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance based and require the Company to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require the Company to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. The largest of these contracts accounted for 4%, 3%, and 2% of total revenue for the fiscal years ended June 30, 1996, 1997, and 1998 respectively.

     The Company provides fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. The Company derived approximately 51% of its fire protection service revenue from subscriptions for fiscal 1996, 50% for fiscal 1997, and 49% for fiscal 1998. The Company experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any government agency in the Company's service areas.

     The Company's contracts generally extend for terms of two to five years, with several contracts having terms of up to 10 years. The Company attempts to renegotiate contracts in advance of the expiration date and generally has been successful in such renegotiations. The Company monitors its performance under each contract. From time to time, the Company may decide that certain contracts are no longer favorable and may seek to modify or terminate such contracts. The following table sets forth certain information regarding the

Company's five primary contracts at June 30, 1998 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                                       EXPIRATION
                                   TERM IN YEARS          DATE          TYPE OF SERVICE(1)
                                   -------------   ------------------   ------------------
Ambulance
  Orange County, Florida(2)......     2            October 1999         911/General
  Rochester, New York(3).........     4            October 2000         911
  Knox County, Tennessee(4)......     4            June 2002            911
  Tucson, Arizona(5).............     3            July 2000            911
Integrated Fire and Ambulance
  Scottsdale, Arizona(6).........     5            July 2001            911

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

(5) The contract was first entered into in July 1993 by the Company and subsequently awarded to an ambulance service provider acquired by the Company.

(6) The contract was first entered into in 1952 by the Company. The contract has two five-year renewal options exercisable by the City of Scottsdale.

     The Company also enters into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate the Company as the first ambulance service provider contacted to provide non-emergency ambulance services to those facilities and permit the Company to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. The Company provides a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services. See "Special Considerations -- Dependence on Certain Business Relationships" contained in Item 1 of this Report.

COMPETITION

     The ambulance service industry is highly competitive. The principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. There can be no assurance that counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services will not choose to provide ambulance services directly in the future. The Company is experiencing increased competition from fire departments in providing emergency ambulance service. However, the Company believes that the general transport services market currently is not attractive to fire departments. Some of the Company's current competitors and certain potential competitors have greater capital and other resources than the Company. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. The Company believes that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities create barriers to providers seeking to enter new markets other than through acquisition. The Company believes that its status as a "911" provider in a service area increases its visibility and stature and enhances its ability to compete for non-emergency services within that area. Because smaller ambulance providers do not have the infrastructure to provide "911" services, the Company believes it can compete favorably with such competitors for general transport services contracts.

     Fire protection services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments, and volunteer departments. Private providers represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. No assurance can be given that fire districts or municipalities will continue to contract for fire protection services. In areas where no governmental entity has assumed financial responsibility for providing fire protection, the Company provides fire protection services on a subscription basis. No assurance can be given that a subscription area will not be annexed by a municipality or be converted to a fire district that provides service directly rather than through a master contract. See "Special Considerations -- Competition" contained in Item 1 of this Report.

GOVERNMENTAL REGULATION

     The Company's business is subject to governmental regulation at the federal, state, local, and foreign levels. At the federal level, the Company is subject to regulations under OSHA designed to protect employees of the Company. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities. Various state agencies may modify these standards.

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

     Applicable federal, state, local, and foreign laws and regulations are subject to change. The Company believes that it currently is in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require the Company in the future to increase its capital and operating expenditures in order to maintain current operations or initiate new operations. See "Special Considerations -- Possible Adverse Change in Reimbursement Rates of Coverages," "-- Impact of Rate Structures and Limitations on Rates of Return," "-- Effect of Governmental Regulations," and "-- Health Care Reforms and Cost Containment" contained in Item 1 of this Report.

REIMBURSEMENT

     The Company must comply with various requirements in connection with its participation in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for paying co-pays, deductibles and the remaining balance, if the Company does not accept assignment, and Medicare requires the Company to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

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

     Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. During June 1997, the Health Care Financing Administration ("HCFA") issued proposed rules that would revise Medicare policy on the coverage of ambulance services. Reimbursement is currently permitted if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. The new proposal would reimburse at ALS rates only if ALS services were medically necessary. The proposed HCFA rules would also require, among other things, that a physician's certification be obtained prior to furnishing non-emergency ambulance service to patients, that certain ambulance staffing requirements be maintained, that certain equipment be present in each ambulance, and that certain additional information and documentation be provided in order to qualify for reimbursement under the Medicare program. The proposed rules have not been finalized. If implemented, such rules could result in contract renegotiations or other action by the Company to offset any negative impact of the proposed change in reimbursement policies and could have a material adverse effect.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997" (the "Budget Act"). The Budget Act provides for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The Budget Act mandates that this fee schedule be developed through a negotiated rulemaking process between HFCA and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998 and 1999 will be increased by the Consumer Price Index (CPI) less one percentage point.

     The Budget Act requires that, beginning January 1, 2000, ambulance service providers accept assignment whereby the Company receives payment directly from Medicare and accepts such amount, along with the co-pay and deductible paid by the patient, as payment in full. The Budget Act also applies the Skilled Nursing Facility Prospective Payment System ("SNFPPS") to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require the Company to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services.

     The Budget Act also stipulates that individual states may now elect not to provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

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

     There can be no assurance whether the proposed HCFA rules, or other proposals involving various aspects of Medicare reimbursements will be adopted or implemented, or the effect on the Company of any such adoption and implementation. No assurance can be given regarding the impact of a prospective fee schedule. No assurance can be given that future funding levels for Medicare and Medicaid programs will be comparable to present levels. Changes in the reimbursement policies, or other government action, could adversely affect the Company's business, financial condition, cash flows, and results of operations.

INSURANCE

     The Company carries a broad range of automobile and general liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that the Company considers adequate for the protection of its assets and operations, subject to certain self insurance retentions up to $250,000. The Company operates in some states that adhere to legal standards that hold emergency service providers to a gross negligence standard in the delivery of emergency medical care, thereby subjecting them to less exposure for tort judgments. The Company is subject to accident claims as a result of the normal operation of its fleet of ambulances and fire vehicles. There can be no assurance, however, that the coverage limits of the Company's policies will be adequate or that such insurance will continue to be available on commercially reasonable terms. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. Claims against the Company, regardless of their merit or outcome, also may have an adverse effect on the Company's reputation and business. The Company has undertaken to minimize its exposure through an active risk management program.

EMPLOYEES

     At September 22, 1998, the Company employed approximately 8,000 full-time and 4,250 part-time employees, including approximately 9,100 involved in ambulance services, 600 in fire protection services, 550 in integrated ambulance and fire protection services, and 2,000 in management, administrative, clerical, and billing activities. Of these employees, 3,050 are paramedics and 4,900 are EMTs. The Company is a party to collective bargaining agreements relating to its Rochester, New York operations and to certain of its ambulance services employees in Arizona. The Company considers its relations with employees to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

                NAME                   AGE                           POSITION
                ----                   ---                           --------
John B. Furman.......................  54     President and Acting Chief Executive Officer
Robert T. Edwards....................  58     Executive Vice President and Director
Robert E. Ramsey, Jr.................  52     Executive Vice President and Director
Jack E. Brucker......................  46     Senior Vice President and Chief Operating Officer
William R. Crowell...................  39     Senior Vice President -- Finance and Acquisitions
Mark E. Liebner......................  46     Senior Vice President -- Chief Financial Officer &
                                              Treasurer
James E. Stenger.....................  55     Senior Vice President -- Executive Assistant to the
                                                President/CEO
Robert B. Hillier....................  49     Vice President -- Human Resources
Dean P. Hoffman......................  38     Vice President -- Financial Services
Michel A. Sucher, M.D................  51     Vice President -- Medical Affairs
Louis G. Jekel.......................  57     Secretary and Director

     JOHN B. FURMAN has served as President and Acting Chief Executive Officer of the Company since August 1998. Prior to joining the Company, Mr. Furman was a Senior Member and chairman of the business law and financial services group of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears, a Professional Association, a law firm based in Phoenix, Arizona, which he joined in December 1983. As a member of that firm, Mr. Furman served as the Company's primary outside counsel for more than 10 years, representing the Company in substantially all of its acquisitions and capital market activities. From April 1978 to December 1983, he was Associate General Counsel for Waste Management, Inc.

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

     ROBERT E. RAMSEY, JR. has served as Executive Vice President of the Company since August 1998. He served as Senior Vice President from June 1997 until August 1998 and as a member of its Board of Directors since June 1997. Mr. Ramsey is President and Chief Executive Officer of SW General, Inc. and affiliated companies, which he founded in 1982. SW General, Inc. and affiliated companies were purchased by the Company in June 1997. He is currently President of the Arizona Ambulance Association.

     JACK E. BRUCKER has served as Senior Vice President and Chief Operating Officer of the Company since December 1997. Mr. Brucker founded and served as President of Pacific Holdings, a strategic consulting firm, from July 1989 until December 1997. Mr. Brucker served as President of Pacific Precision Metals, a consumer products company, from September 1987 until June 1989. Mr. Brucker served in various senior management positions with Fairchild Industries, including Chief Financial Officer and Chief Operating Officer of the VSI subsidiary, from January 1982 to September 1987.

     WILLIAM R. CROWELL has served as Senior Vice President -- Finance and Acquisitions of the Company since July, 1997 after having served as Vice President -- Financial Services of the Company since January 1993. Mr. Crowell served as Director of Financial Services from July 1992 through December 1992. Mr. Crowell is a certified public accountant.

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

     JAMES E. STENGER has served as Senior Vice President -- Executive Assistant to the President/CEO of the Company since July 1997. Mr. Stenger served as Vice President -- Executive Assistant to the President of the Company from February 1989 through July 1997. He served as Vice President and General Manager of the Company's Pima and Yuma Counties operations from February 1989 through June 1991 and as Vice President and General Manager of the Company's Maricopa County operations from July 1987 through January 1989. He served in various fire and ambulance service operational and administrative capacities with the Company from 1966 to June 1987. Mr. Stenger has announced his retirement from the Company effective November 15, 1998.

     ROBERT B. HILLIER has served as Vice President -- Human Resources of the Company since October 1997. Mr. Hillier served as Account Manager and Human Resources Consultant of Watson Wyatt Worldwide from January 1995 to October 1997. From November 1992 to December 1994, he contracted with Bank of America to organize Caliber Bank of Arizona and later served as Director of Human Resources of Caliber Bank of Arizona.

     DEAN P. HOFFMAN has served as Vice President -- Financial Services of the Company since July 1997 after having served as Director of Finance from June 1994 to June 1997. Mr. Hoffman served as Director of Accounting and Budgets of Pinnacle West Capital Corporation, a public utility and real estate holding company, from June 1987 until October 1992. From October 1992 until June 1994, he was a business consultant in private practice. Mr. Hoffman is a certified public accountant.

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

SPECIAL CONSIDERATIONS

Significant Leverage

     The Company has significant indebtedness and debt service obligations. As of June 30, 1998, the Company had a debt-to-equity ratio of 1.4-to-1 with $252.4 million of consolidated indebtedness and $177.8 million of stockholders' equity. In March 1998, the Company sold $150.0 million of 7 7/8% Senior Notes (the "Notes") due 2008 (the "Debt Offering"). Coincident with the Debt Offering, the Company renegotiated its then existing $200.0 million bank revolving credit facility to create a parity loan with the Notes and to extend the maturity to March 2003. Proceeds from the Notes were used to pay down the then current outstanding bank facility. The Notes were issued under an Indenture (the "Indenture") among the Company, certain of its subsidiaries as guarantors and the First National Bank of Chicago as trustee. The Indenture permits the Company to incur additional indebtedness under certain conditions, and the Company expects that it will incur additional indebtedness during the term of the Notes pursuant to the Company's revolving credit facility. The Company's ability to make payments with respect to the Notes and to satisfy its other debt obligations depends on its future operating performance, which will be affected by governmental regulations, prevailing economic conditions, financial factors, and other factors, certain of which are beyond the Company's control. There can be no assurance that the Company will generate sufficient cash flow to meet its future debt service obligations.

     The Company's leverage and related financial covenants could have a material adverse effect on its ability to withstand competitive pressures or adverse economic conditions, make material acquisitions, obtain future financing, or take advantage of business opportunities that may arise. If the Company is unable to service the Notes and to meet its debt service obligations and operating expenses, it will be required to examine alternative means of repayment that could include restructuring or refinancing some or all of its indebtedness or raising additional equity. There can be no assurance that any of these strategies could be effected on satisfactory terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

     The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future for operating expenses, acquisitions, or general corporate purposes may be impaired; (ii) a portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations; (iii) certain of the Company's indebtedness, including the Company's revolving credit facility, contain financial covenants, including a total debt leverage ratio, a total debt to total capitalization ratio, a fixed charge ratio, and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, and the sale of assets; and (iv) the Company's leverage may make the Company vulnerable to industry changes, including government regulations and changing economic conditions.

Restrictive Covenants Imposed by Terms of the Company's Indebtedness

     Subject to certain exceptions, the Indenture governing the terms of the Notes contains certain covenants limiting the incurrence of certain indebtedness, the payment of dividends, the redemption of capital stock, the making of certain investments, the issuance of capital stock of subsidiaries, the creation of liens and other restrictions affecting the Company's subsidiaries, the issuance of guarantees, transactions with affiliates, the sale of assets, and the completion of certain mergers and consolidations. A breach of any of these covenants could result in an event of default under the Indenture. In addition, the Company's revolving credit facility contains other more restrictive covenants and requires the Company to satisfy certain financial tests. The Company's ability to satisfy those tests can be affected by events beyond its control, and there can be no assurance that the Company will be able to meet those tests. A breach of any of these covenants could result in a default under the revolving credit facility and under the Indenture. Upon the occurrence of an event of default under the revolving credit facility, depending on actions taken by the lenders under the revolving credit facility, the Company could experience difficulties with customers, personnel, or others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

Holding Company Structure

     The Company is a holding company and conducts substantially all of its operations through its subsidiaries. The Company's cash flow and, consequently, its ability to service its indebtedness, including the Notes, depends on its ability to gain access to the cash flow of its subsidiaries (whether through loans, dividends, distributions, or otherwise) and are subject to any legal, contractual, or other restrictions that could hinder or prevent the Company from doing so. Each subsidiary is a separate and distinct legal entity from the Company and, unless it is acting as a guarantor of the Notes, has no obligation, contingent or otherwise, to pay any amounts due in respect of the Notes or to make any amounts available for the payment thereof. The holders of any indebtedness of the Company's subsidiaries will be entitled to payment thereof from the assets of such subsidiaries prior to the holders of any general, unsecured obligations of the Company, including the Notes and the guarantees of certain of its subsidiaries. As of June 30, 1998, the Company's subsidiaries had $16.6 million of indebtedness.

Dependence on Certain Business Relationships

     The Company depends to a great extent on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The Company's five largest contracts accounted for approximately 18% and 12% of total revenue for the fiscal years ended June 30, 1997 and 1998, respectively, with one contract accounting for approximately 5% and 4% of total revenue for the same periods. The loss or cancellation of any one or more of these contracts could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. No assurance can be given that the Company will be successful in retaining its existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services. In addition, many of the Company's contracts are for extended periods ranging from two years to five years. During such periods, the Company may determine that a contract is no longer favorable and may pursue options to modify or terminate the contract. Factors contributing to such a determination could include weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. The Company faces certain risks in attempting to terminate unfavorable contracts prior to their expiration due to the possibility of forfeiting performance bonds and the potential adverse political and public relations consequences. The Company's inability to terminate or amend unfavorable contracts could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. The Company also faces the risk that areas in which it provides fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities. See "Business -- Marketing and Sales," "-- Contracts," and "-- Competition" contained in Item 1 of this Report.

Risks Associated with Rapid Growth, Integration, and Acquisitions

     The Company's strategy with respect to ambulance services depends in large part on its ability to integrate and successfully operate ambulance service providers it acquires. The integration of the management, operations, facilities, and accounting and information systems of acquired businesses requires continued investment of time and resources and can involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. There also can be no assurance that unforeseen liabilities will not arise in connection with the operation of businesses acquired by the Company or that any contractual purchase price adjustments, rights of set-off, or other remedies available to the Company will be sufficient to compensate the Company in the event unforeseen liabilities arise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

     The Company seeks strategic acquisition opportunities in the regular course of its business. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates, that it will be able to consummate any such acquisitions, or that it will be able to integrate any such acquisitions successfully into its operations. Acquisitions involve numerous short-term and long-term risks, including diversion of management's attention, failure to retain key personnel of the acquired company, adverse consequences to cash flow until accounts receivable of the acquired company are fully integrated, loss of net revenue of the acquired company, and possible regulatory issues of the acquired company. In addition, the Company may be required to comply with laws and regulations of jurisdictions that differ from those in which the Company currently operates and may face competitors with greater knowledge of such local markets.

     The Company expects to use cash and securities, including its Common Stock, as the principal consideration for future acquisitions. The Company's acquisition program could be adversely affected if the Company does not generate sufficient cash for future acquisitions from existing operations or through additional debt or equity financings. There can be no assurance that the Company's operations will generate sufficient cash for acquisitions or that any additional financings for acquisitions will be available if and when needed or on terms acceptable to the Company.

     The market price of the Company's Common Stock will also impact the ability of the Company to complete acquisitions. The Company may be unwilling to utilize or potential acquired companies or their owners may be unwilling to accept the Company's Common Stock in connection with acquisitions during periods when the Company's Common Stock experiences substantial declines in market price. In addition, declines in market price make the raising of funds more difficult and costly. As a result of a decline in the market price of the Company's Common Stock in the fourth quarter of fiscal 1998, the pace of acquisitions utilizing the Company's Common Stock may decline unless and until the Company's Common Stock increases in price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report and "Business -- Strategy" contained in Item 1 of this Report.

Dependence on Reimbursements by Third-Party Payors and Individuals

     Payments received from third-party payors (including Medicare, Medicaid, and private insurers) represent a substantial portion of the Company's ambulance receipts. The Company derived approximately 74% and 79% of its net ambulance fee collections from such third-party payors during fiscal 1997 and 1998, including 26% and 29% from Medicare, respectively. The reimbursement process is complex and can involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. The Company recognizes revenue when the services are provided; however, there can be lengthy delays before reimbursement is received. The Company has from time to time experienced delays in receiving reimbursements from third-party payors. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable or because additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable, increase overall costs of collection and may adversely affect the Company's working capital and cause the Company to incur additional borrowing costs. Under present coverage programs with third-party payors, the Company also faces the continuing risk of nonreimbursement to the extent that uninsured individuals require emergency ambulance service in service areas where an adequate subsidy is not provided. Amounts not covered by third-party payors are the obligations of individual patients.

     The Company's gross accounts receivable as of June 30, 1997 and June 30, 1998, were $142.8 million and $224.2 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, were $107.0 million and $154.6 million as of such dates, respectively. The allowance for doubtful accounts at June 30, 1998, includes a $17.9 million additional provision for doubtful accounts recorded in the fourth quarter of fiscal year 1998. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas, and a general industry trend towards a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

     The risks associated with third-party payors and individuals and the Company's failure to monitor and manage accounts receivable successfully could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends, and other relevant information. The Company reviews its allowance for doubtful accounts on an ongoing basis and may increase such allowances from time to time, including when it determines that the level of effort and cost of collection of certain accounts receivable is unacceptable. However, there can be no assurance that the Company's collection policies and allowances for doubtful accounts receivable will be adequate. See
"Business -- Billings and Collections" contained in Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

Possible Adverse Changes in Reimbursement Rates of Coverage

     During June 1997, HCFA issued proposed rules that would revise Medicare policy on the coverage of ambulance services. These proposed rules have been subject to public comment and, despite the passage of new laws addressing changes to the reimbursement of ambulance services by Medicare (discussed below), have not yet been withdrawn. The proposed HCFA rules have not been finalized. See "Business -- Reimbursement" contained in Item 1 of this Report.

     In addition, the "Balanced Budget Act of 1997" (the "Budget Act") became law in August 1997. The Budget Act provides for the development, negotiation, and implementation of a prospective fee schedule for ambulance services between HCFA and ambulance service providers by January 2000. The Budget Act also reduces the annual rate adjustment for Medicare reimbursements from the Consumer Price Index (CPI) to CPI less one percentage point.

     If the proposed HCFA rules were to be finalized prior to the negotiation of a prospective fee schedule as stipulated in the Budget Act, and the Company were unable to mitigate the effect of the new rules, the Company's business, financial condition, cash flows, and results of operations could be adversely effected. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payors, or an increase in the Company's cost structure relative to the rate of increase in the CPI, could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Business -- Billings and Collections," "-- Governmental Regulation," and
"-- Reimbursement" contained in Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Report.

Impact of Rate Structures and Limitations on Rates of Return

     State or local government regulations or administrative policies regulate rate structures in most states in which the Company conducts ambulance operations. In certain service areas in which the Company is the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that the Company is permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. The State of Arizona establishes a rate of return on sales the Company is permitted to earn in determining the ambulance service rates the Company may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 9% and 13% of total revenue for the fiscal years ended June 30, 1997 and 1998, respectively. No assurance can be given that the Company will be able to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated. See
"Business -- Billings and Collections" and "-- Governmental Regulation" contained in Item 1 of this Report.

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

Risks Associated with International Operations and Foreign Currency Fluctuations

     The Company plans to expand its presence in international health and safety and other related services markets. Although the Company maintains operations in Canada and in Latin America, there can be no assurance that the Company will be successful in expanding its international operations. As the Company expands its international operations, it increasingly will be subject to risks associated with international operations, including management of a multi-national organization, fluctuations in currency exchange rates, compliance with local laws and other regulatory requirements and changes in such laws and requirements, restrictions on the repatriation of funds, inflationary conditions, employment and severance issues, political and economic instability, war or other hostilities, expropriation or nationalization of assets, overlap of tax structures, and renegotiation or nullification of contracts. The inability to effectively manage these and other risks could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

     The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in losses from currency exchange rate fluctuations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposures to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward-foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses, or that the failure to manage currency risks effectively would not have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. In addition, revenues of the Company earned in foreign countries may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings.

Effect of Governmental Regulations

     Numerous federal, state, local, and foreign laws and regulations govern various aspects of the business of ambulance service providers, covering matters such as licensing, rates, employee certification, environmental matters, and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject the Company to certain liabilities or restrictions that traditionally have applied only to governmental bodies or which they are otherwise immune. There can be no assurance that federal, state, local, or foreign governments will not change existing laws or regulations, adopt new laws or regulations that increase the Company's cost of doing business, lower reimbursement levels, or otherwise adversely affect the Company's business, financial condition, cash flows, and results of operations. Additionally, there can be no assurance that the Company or businesses acquired by the Company will be able to comply with all applicable laws and regulations. See "Business -- Governmental Regulation" and
"-- Reimbursement" contained in Item 1 of this Report.

Health Care Reforms and Cost Containment

     Numerous legislative proposals have been considered that would result in major reforms in the United States health care system. The Company cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on the Company's business. In addition, managed care providers are attempting to contain health care costs through the use of outpatient services and specialized treatment facilities. No assurance can be given that changing industry practices will not have an adverse effect on the Company's business, financial condition, cash flows, accounts receivable realization, and results of operations. See "Business -- Governmental Regulation" contained in Item 1 of this Report.

Competition

     The ambulance service industry is highly competitive. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. The Company believes that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract. Other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered.

     The Company currently encounters competition in providing ambulance services from governmental entities (including fire districts), hospitals, other national ambulance service providers, large regional ambulance service providers, and numerous local and volunteer private providers. There can be no assurance that municipalities, fire districts, or health care organizations that currently contract for ambulance services will not choose to provide ambulance services directly in the future. The Company is experiencing increased competition from fire departments in providing emergency ambulance service. Some of the Company's current competitors and certain potential competitors have greater capital and other resources than the Company.

     Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for the provision of fire protection services or has not assumed the financial responsibility for fire protection. In these situations, the Company provides services for a municipality or fire district on a contract basis or provides fire protection services directly to residences and businesses on a subscription basis. There can be no assurance that the Company will be able to obtain additional fire protection business on a contractual or subscription basis, that fire districts or municipalities will not choose to provide fire protection services directly in the future, or that areas in which the Company provides services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities. See "Business -- Competition" contained in Item 1 of this Report.

Dependence on Management and Other Key Personnel

     The Company's success depends upon the retention of principal key personnel and the recruitment and retention of additional key personnel. The loss of existing key personnel or the failure to recruit and retain necessary additional key personnel would adversely affect the Company's business prospects. There can be no assurance that the Company will be able to retain its current personnel or attract and retain necessary additional personnel. Low unemployment in certain market areas currently makes the recruitment, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages.

     The Company's internal growth and its expansion into new geographic areas, including international markets, will require additional expertise, such as marketing and operational management. These growth and expansion activities will further increase the demand on the Company's resources and require the addition of new personnel and the development of additional expertise by existing personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to develop internally such expertise could adversely affect the prospects for the Company's success. The Company has entered into employment agreements with certain of its executive officers and certain other key personnel. The Company maintains "key person" insurance on several of its key executive officers. See "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

Control by Current Stockholders

     The Company's directors, executive officers, and their affiliates own beneficially approximately 13%, and the Company's Employee Stock Ownership Plan (the "ESOP") holds approximately 6%, of the outstanding shares of the Company's Common Stock. Accordingly, these persons, if they act as a group, likely will be able to significantly influence the election of the Company's directors and the outcome of matters requiring approval by the stockholders of the Company.

Change in Control Provisions

     The Company's Second Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "General Corporation Law") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect the voting power of the holders of Common Stock, and provides for a classified board of directors. The General Corporation Law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

     Upon the occurrence of a Change of Control, the Company will be required to make an offer to each holder of Notes to repurchase all or any part of such holder's Notes at a repurchase price equal to 101%, or in certain instances 105%, of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company would have sufficient resources to repurchase the Notes upon the occurrence of a Change of Control. The failure to repurchase all of the Notes tendered to the Company would constitute an Event of Default under the Indenture. Furthermore, the repurchase of the Notes by the Company upon a Change of Control might result in a default on the part of the Company in respect of the revolving credit facility or other future indebtedness of the Company, as a result of the financial effect of such repurchase on the Company or otherwise.

     The Company has also adopted a Rights Plan whereby, if and when the Rights become exercisable, holders of shares of Common Stock will be entitled to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $145 (subject to certain antidilution adjustments). The Rights will expire 10 years after issuance and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (a "Stock Acquisition Date") or commences a tender or exchange offer that would result in the offeror beneficially owning 15% or more of the Common Stock. If a Stock Acquisition Date has occurred, each Right, unless redeemed by the Company, entitles the holder to purchase for $145 an amount of Common Stock of the Company, or in certain circumstances a combination of securities and/or assets or the common stock of the acquiror, having a market value of twice the purchase price.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.01 per Right prior to 10 days (as such period may be extended) after the public announcement of a Stock Acquisition Date.

Volatility of Stock

     The market price of the Company's Common Stock has been volatile since the Company's initial public offering in July 1993. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report. The period was initially marked by generally rising stock prices, favorable industry conditions, and improved operating results by the Company. The Company experienced a significant decline in its stock price in the fourth quarter of fiscal 1998 as a result of less favorable industry trends, an increase in its provision for doubtful accounts, an increase in its operating expenses, and general stock market conditions. The trading price of the Company's Common Stock in the future could continue to be subject to wide fluctuations in response to quarterly variations in operating results of the Company and others in its industry, actual or anticipated announcements concerning the Company or its competitors, including government regulations and reimbursement changes, the announcement and implementation of health care reform proposals, changes in analysts' estimates of the Company's financial performance, general conditions in the health care industry, general economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market prices for many companies involved in health care and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Shares Eligible for Future Sale

     Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. As of September 22, 1998, there were 14,465,621 shares of Common Stock outstanding, 10,580,502 shares of which were freely transferable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), unless held by an "affiliate" of the Company, as that term is defined under the Securities Act. The Company also has outstanding 321,072 restricted shares, as that term is defined under Rule 144 (the "Restricted Shares") under the Securities Act, that are eligible for sale in the public market subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. In addition, the Company has registered 6,700,000 shares of Common Stock for issuance in connection with acquisitions (of which 3,564,047 shares have been issued), which shares are generally freely tradeable after their issuance under Rule 145 of the Securities Act, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144.

     The Company has registered for offer and sale up to 6,000,000 shares of Common Stock that are reserved for issuance pursuant to the Company's stock option plans. As of September 22, 1998, approximately 800,000 stock options had been exercised. Shares issued after the effective date of such registration statement upon the exercise of stock options issued under the Company's stock option plans generally will be eligible for sale in the public market, except that affiliates of the Company will continue to be subject to volume limitations. The Company also has the authority to issue additional shares of Common Stock and shares of one or more series of Preferred Stock. The issuance of such shares could have a dilutive effect on earnings per share, and the sale of such shares could depress the market price of the Company's Common Stock.

Year 2000 Compliance

     The Company has implemented a Year 2000 compliance program designed to ensure that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. The Company's assessment of this equipment and systems, both internally developed and purchased from third party vendors, is nearly complete. The Company will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for year 2000 compliance. The results of the assessments completed to date have indicated that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. If the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not year 2000 compliant in a timely manner, the Company's business operations could be adversely affected and the Company may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

     The Company also depends upon the ability of telephone systems to be year 2000 compliant in order for the Company to receive incoming calls for service to its ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact the Company's ability to dispatch ambulance and fire protection services in a timely manner. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their year 2000 issues could impact their ability to reimburse the Company for services provided or otherwise adversely affect the Company's business, financial condition, cash flows, and results of operations.

     To date, the Company has not completed its contingency plans in the event that its medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of its business operations fail to operate in compliance with the year 2000 date change. The Company expects to develop contingency plans by the end of fiscal 1999.

     The cost of the Company's year 2000 compliance program has not had and is not expected to have a material impact on the Company's results of operations, financial condition, or liquidity. There can be no assurance, however, that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or that its vendors or third-party payors are not able to resolve their year 2000 compliance issues in a timely manner.

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

     The Company leases its principal executive offices in Scottsdale, Arizona. The Company leases administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which it provides ambulance and fire protection services. The Company also owns nine administrative facilities and 13 other facilities within its service areas. Aggregate rental expense was approximately $6.6 million and $10.2 million during fiscal 1997 and 1998, respectively. At September 22, 1998, the Company's fleet included 1,452 owned and 429 leased ambulances, 115 owned and 27 leased fire vehicles and 294 owned and 25 leased other vehicles. The Company uses a combination of in-house and outsourced maintenance services to maintain its fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time to time is subject to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims. The Company is not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on the financial condition or results of operations of the Company.

     The Company, Warren S. Rustand, former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, Vice Chairman of the Board, and Robert E. Ramsey, Jr., Executive Vice President and Director, have been named as defendants in two purported class action lawsuits ("Complaints"):
Haskell v. Rural/Metro Corporation, et. al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which have been filed by the same law firms and contain virtually identical allegations, were brought on behalf of a class of persons who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In summary, both Complaints allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at artificially inflated prices. The Complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period allegedly taking advantage of inside information that the stock prices were artificially inflated. Both cases are at the earliest stages of litigation. The Company and the individual defendants intend to vigorously defend the Complaints. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on the Company's results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol RURL since its initial public offering on July 16, 1993. The following table sets forth the high and low sale prices of the Common Stock for the fiscal quarters indicated as reported on the Nasdaq National Market.

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDED JUNE 30, 1997
First quarter..............................................  $37.13    $29.25
Second quarter.............................................   39.00     32.00
Third quarter..............................................   35.88     30.50
Fourth quarter.............................................   32.75     26.50

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDED JUNE 30, 1998
First quarter..............................................  $31.50    $25.88
Second quarter.............................................   37.50     29.88
Third quarter..............................................   35.50     28.31
Fourth quarter.............................................   34.00     10.75

     On September 22, 1998, the closing sale price of the Company's Common Stock was $9.88 per share. On September 22, 1998, there were approximately 978 holders of record of the Company's Common Stock.

     Pursuant to a private placement under Section 4(2) of the Securities Act, in April 1998, the Company issued 15,468 shares at $32.33 per share to the former shareholder of Absolute-Care, Inc. ("Absolute-Care") in connection with the Company's acquisition of Absolute-Care and issued 7,734 shares at $32.33 per share to the former shareholder of Absolute Life Support Systems, Inc. ("Absolute Life") in connection with the Company's acquisition of Absolute Life.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock. The Company currently plans to retain earnings to finance the growth of the Company's business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations, and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Company's Notes, term notes, and revolving credit facility contain restrictions on the Company's ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended June 30, 1998, 1997, 1996, 1995 and 1994 is derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                          YEARS ENDED JUNE 30,
                                                          ----------------------------------------------------
                                                            1998       1997       1996       1995       1994
                                                          --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue
  Ambulance services....................................  $387,041   $257,488   $197,201   $127,461   $ 68,942
  Fire protection services..............................    45,971     42,163     38,770     32,274     30,502
  Other.................................................    42,546     20,154     14,292     11,848      4,920
                                                          --------   --------   --------   --------   --------
        Total revenue...................................   475,558    319,805    250,263    171,583    104,364
Operating expenses
  Payroll and employee benefits.........................   254,806    170,833    135,464     90,843     54,750
  Provision for doubtful accounts.......................    81,178     43,424     31,036     22,263     13,658
  Depreciation..........................................    19,213     12,136      9,778      6,654      4,369
  Amortization of intangibles...........................     7,780      4,660      3,569      2,074        584
  Other operating expenses..............................    80,216     54,922     45,752     33,809     21,613
  Loss contract/restructuring charge....................     5,000      6,026         --         --         --
                                                          --------   --------   --------   --------   --------
Operating income........................................    27,365     27,804     24,664     15,940      9,390
  Interest expense, net.................................    14,082      5,720      5,108      3,059      1,780
  Other.................................................      (199)        --         --         --         --
                                                          --------   --------   --------   --------   --------
Income before provision for income taxes and
  extraordinary
  item..................................................    13,482     22,084     19,556     12,881      7,610
Provision for income taxes..............................    (5,977)    (9,364)    (8,044)    (5,288)    (2,884)
                                                          --------   --------   --------   --------   --------
Income before extraordinary item........................     7,505     12,720     11,512      7,593      4,726
Extraordinary item......................................        --         --         --       (693)        --
                                                          --------   --------   --------   --------   --------
  Net income............................................  $  7,505   $ 12,720   $ 11,512   $  6,900   $  4,726
                                                          ========   ========   ========   ========   ========
Basic earnings per share(1)
  Income before extraordinary item......................  $    .55   $   1.10   $   1.20   $    .96   $    .75
  Extraordinary item....................................        --         --         --       (.09)        --
                                                          --------   --------   --------   --------   --------
        Net income......................................  $    .55   $   1.10   $   1.20   $    .87   $    .75
                                                          ========   ========   ========   ========   ========
Diluted earnings per share(1)
  Income before extraordinary item......................  $    .54   $   1.04   $   1.14   $   0.92   $   0.71
  Extraordinary item....................................        --         --         --      (0.08)        --
                                                          --------   --------   --------   --------   --------
        Net income......................................  $    .54   $   1.04   $   1.14   $    .84   $   0.71
                                                          ========   ========   ========   ========   ========
Weighted average number of shares outstanding(1)........
  Basic.................................................    13,529     11,585      9,570      7,924      6,329
  Diluted...............................................    14,002     12,271     10,075      8,249      6,668
                                                                                JUNE 30,
                                                          ----------------------------------------------------
                                                            1998       1997       1996       1995       1994
                                                          --------   --------   --------   --------   --------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA
  Working capital.......................................  $124,238   $ 94,766   $ 55,402   $ 26,358   $ 23,915
  Total assets..........................................   535,452    364,066    230,114    159,430     88,247
  Current portion of long-term debt.....................     8,565      9,814      6,610      8,377      3,590
  Long-term debt, net of current portion(2).............   243,831    144,643     60,731     53,282     13,339
  Stockholders' equity..................................   177,773    159,808    119,966     65,648     47,349

---------------
(1) Earnings per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(2) Includes balances outstanding under the Company's revolving credit facility of $86,000,000, $134,000,000, $49,500,000 and $34,900,000 at June 30, 1998,
    1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this report on Form 10-K.

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

     Domestic ambulance service fees are recorded net of Medicare, Medicaid, and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. The Company derived approximately 74% and 79% of its net ambulance fee collections from such third party payors during 1997 and 1998, respectively. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

     Because of the nature of the Company's ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in the Company's markets and is generally higher in markets in which the calls are primarily "911" emergency ambulance service calls. Rates in the Company's markets take into account the anticipated number of calls that may not result in transports. The Company does not separately account for expenses associated with calls that do not result in transports. Revenue generated under the Company's capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue.

     Revenue generated under fire protection services contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which generally is one year.

     Other revenue primarily consists of fees associated with alternative transportation, dispatch, fleet, billing and home health care services and is recognized when the services are provided.

     Other operating expenses primarily consist of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

     The Company's net income for the year ended June 30, 1998 was $7.5 million or $.54 per share (diluted). This compares to net income of $12.7 million and $11.5 million, or $1.04 and $1.14 per share (diluted), for the years ended June 30, 1997 and 1996, respectively. During fiscal 1998, the Company completed the acquisition of eleven ambulance service providers operating in Alabama, Arizona, Georgia, Idaho, Maryland, Mississippi, New Jersey, New York, South Carolina, Tennessee, Washington, and Argentina. During fiscal 1998, the Company also entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C., and Northern Virginia and entered into a public/private alliance to provide emergency and non-emergency ambulance service in San Diego, California.

RESULTS OF OPERATIONS

     The following table sets forth for the years ended June 30, 1998, 1997 and 1996, certain items from the Company's consolidated financial statements expressed as a percentage of total revenue:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Revenue
  Ambulance services........................................   81.4%    80.5%    78.8%
  Fire protection services..................................    9.7     13.2     15.5
  Other.....................................................    8.9      6.3      5.7
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Operating expenses
  Payroll and employee benefits.............................   53.6     53.4     54.1
  Provision for doubtful accounts...........................   17.1     13.6     12.4
  Depreciation..............................................    4.0      3.8      3.9
  Amortization of intangibles...............................    1.6      1.5      1.4
  Other operating expenses..................................   16.9     17.1     18.3
  Loss contract/restructuring charge........................    1.0      1.9       --
                                                              -----    -----    -----
Operating income............................................    5.8      8.7      9.9
  Interest expense, net.....................................    3.0      1.8      2.1
                                                              -----    -----    -----
Income before income taxes..................................    2.8      6.9      7.8
  Provision for income taxes................................    1.2      2.9      3.2
                                                              -----    -----    -----
Net income..................................................    1.6%     4.0%     4.6%
                                                              =====    =====    =====

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1998

Revenue

     Total revenue increased $155.8 million, or 48.7%, from $319.8 million for the year ended June 30, 1997 to $475.6 million for the year ended June 30, 1998. Approximately $118.2 million of this increase resulted from the acquisition of ambulance service providers during fiscal 1998. Fire protection services revenue increased by $3.8 million, and other revenue increased by $22.3 million.

     Total ambulance transports increased by approximately 300,000, or 32.8%, from 915,000 for the year ended June 30, 1997 to 1,215,000 for the year ended June 30, 1998. The acquisition of eleven ambulance service companies during fiscal 1998 accounted for these additional transports.

     Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements. The increase also resulted from revenue generated from new fire protection contracts awarded to the Company through competitive bidding.

     Other revenue increased primarily from the fees received for billing, dispatch, and other services pursuant to the Company's agreement with San Diego Fire and Life Safety Services.

Operating Expenses

     Payroll and employee benefit expenses increased $84.0 million, or 49.2%, from $170.8 million for the year ended June 30, 1997 to $254.8 million for the year ended June 30, 1998. This increase was primarily due to the acquisition of eleven ambulance service companies during fiscal 1998. Payroll and employee benefit expenses increased from 53.4% of total revenue during the year ended June 30, 1997 to 53.6% of total revenue during the year ended June 30, 1998 primarily due to the low unemployment in certain market areas, which made the recruitment, training, and retention of full and part-time personnel more difficult and costly.

     Provision for doubtful accounts increased $37.8 million, or 86.9%, from $43.4 million for the year ended June 30, 1997 to $81.2 million for the year ended June 30, 1998. Provision for doubtful accounts increased from 13.6% of total revenue for the year ended June 30, 1997 to 17.1% of total revenue for the year ended June 30, 1998 and increased from 16.9% of domestic ambulance service revenue for the year ended June 30, 1997 to 22.3% of domestic ambulance service revenue for the year ended June 30, 1998. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth and, for the reasons described below, an additional provision for doubtful accounts of $17.9 million recorded in the fourth quarter. As identified in the Company's third quarter Form 10 Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 13.8% of total net accounts receivable at June 30, 1998. The Company anticipates the remaining three non-integrated billing centers will be integrated during 1999.

     Depreciation increased $7.1 million, or 58.3%, from $12.1 million for the year ended June 30, 1997 to $19.2 million for the year ended June 30, 1998, primarily due to increased property and equipment from recent acquisition activity. Depreciation increased from 3.8% of total revenue for the year ended June 30, 1997 to 4.0% of total revenue for the year ended June 30, 1998.

     Amortization of intangibles increased by $3.1 million, or 67%, from $4.7 million for the year ended June 30, 1997 to $7.8 million for the year ended June 30, 1998. This increase was the result of increased intangible assets resulting from recent acquisition activity. Amortization of intangibles increased from 1.5% of total revenue for the year ended June 30, 1997 to 1.6% for the year ended June 30, 1998.

     Other operating expenses increased $25.3 million, or 46.1%, from $54.9 million for the year ended June 30, 1997 to $80.2 million for the year ended June 30, 1998, primarily as a result of increased expenses associated with the operation of the eleven ambulance service companies acquired during fiscal 1998. Other operating expenses decreased from 17.1% of total revenue for the year ended June 30, 1997 to 16.9% of total revenue for the year ended June 30, 1998 as a result of operational efficiencies realized through the integration of these acquired companies.

     During the year ended June 30, 1998, the Company recorded a non-recurring pre-tax charge of $5.0 million primarily for severance payments. This charge relates to the Company's reduction of certain administrative personnel at corporate headquarters and regional offices. Management expects these severance payments will be substantially completed during fiscal 1999.

     Interest expense increased by $8.4 million, or 146.2%, from $5.7 million for the year ended June 30, 1997 to $14.1 million for the year ended June 30, 1998. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 7 7/8% Senior Notes due 2008 during fiscal 1998.

     The Company's effective tax rate increased from 42.4% for the year ended June 30, 1997 to 45.0% for the year ended June 30, 1998, primarily the result of the effect of nondeductible goodwill amortization applied against earnings that had been reduced by the additional provision for doubtful accounts and accrual for severance payments.

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

     Interest expense increased by $0.6 million, or 11.8%, from $5.1 million for the year ended June 30, 1996 to $5.7 million for the year ended June 30, 1997. This increase was caused by higher debt balances, reflecting increased borrowing on the Company's revolving credit facility.

     The Company's effective tax rate increased from 41.1% for the year ended June 30, 1996 to 42.4% for the year ended June 30, 1997, primarily the result of a higher percentage of the Company's taxable income being generated in higher tax rate states and the effect of nondeductible goodwill generated in connection with the acquisition of certain ambulance service providers.

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1998 and 1997. The operating results of any quarter are not necessarily indicative of results of any future period.

                                 SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                   1996        1996       1997     1997(2)      1997        1997       1998     1998(1)
                                 ---------   --------   --------   --------   ---------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Ambulance service............   $59,028    $62,465    $69,161    $66,834     $77,598    $ 89,769   $107,279   $112,395
  Fire protection..............    10,305     10,349     10,551     10,958      11,212      11,351     11,547     11,861
  Other revenue................     4,661      4,716      5,209      5,568       8,963      10,222     10,957     12,404
                                  -------    -------    -------    -------     -------    --------   --------   --------
  Total revenue................    73,994     77,530     84,921     83,360      97,773     111,342    129,783    136,660
  Operating income (loss)......     6,592      7,474      9,500      4,238      10,346      12,199     14,283     (9,463)
  Net income (loss)............     3,299      3,771      4,675        975       4,658       5,424      6,372     (8,949)
Diluted earnings (loss) per
  share........................   $  0.28    $  0.31    $  0.38    $  0.08     $  0.35    $   0.38   $   0.45   $  (0.64)
                                  =======    =======    =======    =======     =======    ========   ========   ========

---------------
(1) In the fourth quarter of the year ended June 30, 1998, the Company recorded a pre-tax charge of $5.0 million related to severance payment and an additional provision for doubtful accounts of $17.9 million.

(2) In the fourth quarter of the year ended June 30, 1997, the Company recorded a pre-tax charge of $6.0 million. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract and a $2.8 million restructuring charge related to the integration of ambulance company acquisitions.

     The Company has historically experienced, and expects to continue to experience, moderate seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in the Company's Arizona and Florida regions resulting from the greater winter populations in those regions. In the future, the operating results of the Company's Argentine operations may impact the seasonality of the Company's quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

     At June 30, 1998, the Company had working capital of $124.2 million, including cash of $6.5 million, compared to working capital of $94.8 million, including cash of $3.4 million at June 30, 1997. During the fiscal year ended June 30, 1998, the Company's cash flow provided by operations was $12.6 million resulting primarily from increases in accrued and other liabilities and deferred income taxes of $9.4 million and

$8.8 million, respectively. Cash flow used in operations was $6.2 million for the fiscal year ended June 30, 1997.

     Cash provided by financing activities was $68.3 million for the year ended June 30, 1998 primarily because of the issuance of senior notes offset by payments on the revolving credit facility and on other debt and capital lease obligations.

     Cash used in investing activities was $77.7 million for the year ended June 30, 1998 primarily because of cash paid for businesses acquired, capital expenditures, and increases in other assets.

     The Company's gross accounts receivable as of June 30, 1998 and June 30, 1997 were $224.2 million and $142.8 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, were $154.6 million and $107.0 million as of such dates, respectively. The allowance for doubtful accounts at June 30, 1998, includes a $17.9 million additional provision for doubtful accounts recorded in the fourth quarter of fiscal year 1998. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas and a general industry trend towards a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

     During the fiscal year ended June 30, 1998, the Company increased the amount of its revolving credit facility from $175.0 million to $200.0 million. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility of the Company that is unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5%, or a LIBOR-base rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. At June 30, 1998, the interest rate was 7.3% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon the Company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios. Approximately $86.0 million was outstanding on the revolving credit facility at June 30, 1998. Because of a financial covenant which restricts the Company's ratio of debt (including outstanding letters of credit) to capitalization to .60, availability on the facility was $11.9 million at June 30, 1998.

     In November 1997, the Company entered into a $5.0 million term loan (the Term Loan). The Company used the proceeds from the loan to fund acquisitions, capital expenditures and for general corporate purposes.

     In February 1998, the Company entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or commercial paper rate plus 1.7%. At June 30, 1998, the interest rate was 7.4% on the lease line of credit. Approximately $2.6 million was outstanding on this line of credit at June 30, 1998.

     In March 1998 the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The net proceeds of the offering, sold through private placement transactions, was used to repay the Term Loan and a portion of the balances owed on the revolving credit facility. Interest under the Notes is payable semi-annually on September 15, and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at June 30, 1998 was $250,000 and such amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. See Note 4 of Notes to the Company's Consolidated Financial Statements. The Notes contain certain covenants that, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     During the fiscal year ended June 30, 1998, the Company purchased all the issued and outstanding stock of two ambulance service providers operating in Arizona and Georgia and substantially all of the assets of five ambulance service providers operating in Alabama, Maryland, New Jersey, and South Carolina. Also, during the fiscal year ended June 30, 1998, the Company purchased all the issued and outstanding stock of four operating companies that provide urgent home medical care and ambulance transport services in three cities in Argentina. The combined purchase price of the operations accounted for as purchases was $84.9 million. The Company paid cash of $36.8 million, issued notes payable to sellers of $6.5 million, issued to sellers 334,532 shares of the Company's common stock valued at $9.0 million, and assumed $32.6 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

     During the fiscal year ended June 30, 1998, subsidiaries of the Company merged with and into three ambulance service providers operating in Idaho, Mississippi, New Jersey, New York, Tennessee and Washington. The Company issued an aggregate of 803,565 shares of its common stock in exchange for all of the issued and outstanding stock of the acquired companies. These transactions were accounted for as poolings-of-interest in accordance with Accounting Principles Board Opinion No. 16. The acquisitions were not considered significant; accordingly, prior year financial statements have not been restated.

     During the fiscal year ended June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and Northern Virginia. For financial statement purposes, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the Company's consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the joint venture partner.

     During the fiscal year ended June 30, 1998, the Company entered into a public/private alliance to provide emergency and non-emergency ambulance service in San Diego, California. This alliance is not consolidated in the Company's financial statements. The Company's investment in the alliance is recorded in other assets and the equity income of the alliance is recorded in other revenue in the accompanying consolidated financial statements.

     The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the twelve months subsequent to June 30, 1998. The Company's business growth occurs primarily through new business contracts and acquisitions. The Company intends to finance any contracts or acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, the financial condition of the Company and the market price of the Company's common stock.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     The results of operations of the Company for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's business, financial condition, cash flows, and results of operations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. See "Special Considerations -- Risks Associated with International Operations and Foreign Currency Fluctuations."

YEAR 2000 COMPLIANCE

     The Company has implemented a Year 2000 compliance program designed to ensure that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. The Company's assessment of this equipment and systems, both internally developed and purchased from third-party vendors, is nearly complete. The Company will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for year 2000 compliance. The results of the assessments completed to date have indicated that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. If the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not year 2000 compliant in a timely manner, the Company's operations could be adversely affected and the Company may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

     The Company also depends upon the ability of telephone systems to be year 2000 compliant in order for the Company to receive incoming calls for service to its ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact the Company's ability to dispatch ambulance and fire protection services in a timely manner. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their year 2000 issues could impact their ability to reimburse the Company for services provided or otherwise adversely affect the Company's business, financial condition, cash flows, and results of operations.

     To date, the Company has not completed its contingency plans in the event that its medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of its business operations fail to operate in compliance with the year 2000 date change. The Company expects to develop contingency plans by the end of fiscal 1999.

     The cost of the Company's year 2000 compliance program has not had and is not expected to have a material impact on the Company's results of operations, financial condition, or liquidity. There can be no assurance, however, that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or that its vendors or third-party payors are not able to resolve their year 2000 compliance issues in a timely manner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of June 30, 1998 and for each of the fiscal years in the three-year period ended June 30, 1998, together with related notes and the report of Arthur Andersen LLP are set forth on the following pages.

                              REPORT OF MANAGEMENT

     The management of Rural/Metro Corporation is responsible for the integrity and reliability of the financial information presented in this Annual Report, including the Company's financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles and include, where necessary, informed estimates and judgments by management.

     The Company maintains systems of accounting and internal controls designed to provide reasonable assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis.

     The Company maintains high standards when selecting, training and developing personnel, to ensure that management's objective of maintaining strong, effective internal accounting controls and unbiased, uniform reporting standards are attained. The Company believes its policies and procedures provide reasonable assurance that operations are conducted in conformity with law and with the Company's commitment to a high standard of business integrity and conduct.

     Our independent public accountants, Arthur Andersen LLP, conduct annual audits of our financial statements in accordance with generally accepted auditing standards which include the review of internal controls for the purpose of establishing their audit scope, and issue an opinion on the fairness of such financial statements.

     The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee which is composed of three outside directors. This committee meets periodically with management and the independent public accountants to review the manner in which they are performing their responsibilities and to discuss audit, internal accounting control and financial reporting matters. The independent public accountants periodically meet alone with this committee and have full and free access to this committee at any time.

/s/ JOHN B. FURMAN
---------------------------------------------------------
John B. Furman
President and Acting Chief Executive Officer

/s/ MARK E. LIEBNER
---------------------------------------------------------
Mark E. Liebner
Senior Vice President, Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

     We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  September 28, 1998.

                            RURAL/METRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
  Cash......................................................  $  6,511     $  3,398
  Accounts receivable, net of allowance for doubtful
     accounts of $69,552 and $35,814, respectively (Note
     1).....................................................   154,603      106,978
  Inventories...............................................    13,128        8,645
  Prepaid expenses and other................................    16,402        7,162
                                                              --------     --------
          Total current assets..............................   190,644      126,183
PROPERTY AND EQUIPMENT, net (Notes 1, 3 and 4)..............    92,545       70,645
INTANGIBLE ASSETS, net (Notes 1 and 2)......................   235,456      160,282
OTHER ASSETS................................................    16,807        6,956
                                                              --------     --------
                                                              $535,452     $364,066
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 13,435     $  4,359
  Accrued liabilities (Note 1)..............................    44,406       17,244
  Current portion of long-term debt (Notes 3 and 4).........     8,565        9,814
                                                              --------     --------
          Total current liabilities.........................    66,406       31,417
LONG-TERM DEBT, net of current portion (Notes 3 and 4)......   243,831      144,643
NON-REFUNDABLE SUBSCRIPTION INCOME..........................    13,682       13,367
DEFERRED INCOME TAXES (Note 9)..............................    23,282       10,772
OTHER LIABILITIES...........................................     2,298        4,059
                                                              --------     --------
          Total liabilities.................................   349,499      204,258
                                                              --------     --------
COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST...........................................     8,180           --
                                                              --------     --------
STOCKHOLDERS' EQUITY (Notes 2, 6 and 7)
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued at June 30, 1998 and 1997......        --           --
  Common stock, $.01 par value, 23,000,000 shares
     authorized; 14,099,483 and 12,770,147 shares
     outstanding at June 30, 1998 and 1997, respectively....       144          130
  Additional paid-in capital................................   134,078      121,355
  Retained earnings.........................................    45,139       40,334
  Deferred compensation.....................................      (349)        (772)
  Treasury stock, at cost, 149,456 shares at June 30, 1998
     and 1997...............................................    (1,239)      (1,239)
                                                              --------     --------
          Total stockholders' equity........................   177,773      159,808
                                                              --------     --------
                                                              $535,452     $364,066
                                                              ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            RURAL/METRO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Ambulance services.......................................   $387,041       $257,488       $197,201
  Fire protection services.................................     45,971         42,163         38,770
  Other....................................................     42,546         20,154         14,292
                                                              --------       --------       --------
          Total revenue....................................    475,558        319,805        250,263
                                                              --------       --------       --------
OPERATING EXPENSES
  Payroll and employee benefits............................    254,806        170,833        135,464
  Provision for doubtful accounts..........................     81,178         43,424         31,036
  Depreciation.............................................     19,213         12,136          9,778
  Amortization of intangibles..............................      7,780          4,660          3,569
  Other operating expenses.................................     80,216         54,922         45,752
  Loss contract/restructuring charge (Note 1)..............      5,000          6,026             --
                                                              --------       --------       --------
          Total expenses...................................    448,193        292,001        225,599
                                                              --------       --------       --------
OPERATING INCOME...........................................     27,365         27,804         24,664
  Interest expense, net (Note 4)...........................     14,082          5,720          5,108
  Other....................................................       (199)            --             --
                                                              --------       --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES...................     13,482         22,084         19,556
PROVISION FOR INCOME TAXES (Note 9)........................      5,977          9,364          8,044
                                                              --------       --------       --------
NET INCOME.................................................   $  7,505       $ 12,720       $ 11,512
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE...................................   $   0.55       $   1.10       $   1.20
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE.................................   $   0.54       $   1.04       $   1.14
                                                              ========       ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- BASIC.....................................     13,529         11,585          9,570
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -- DILUTED...................................     14,002         12,271         10,075

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                  ADDITIONAL
                                             PREFERRED   COMMON    PAID-IN     RETAINED     DEFERRED     TREASURY
                                               STOCK     STOCK     CAPITAL     EARNINGS   COMPENSATION    STOCK      TOTAL
                                             ---------   ------   ----------   --------   ------------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, June 30, 1995.....................     $--       $ 90     $ 52,431    $15,912      $(1,546)     $(1,239)   $ 65,648
  Issuance of 657,329 shares of common
    stock for pooling-of-interests (Note
    2).....................................      --          7          151      2,757           --           --       2,915
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1995 as restated for
  effect of pooling-of-interests...........      --         97       52,582     18,669       (1,546)      (1,239)     68,563
  Issuance of 1,675,512 shares of common
    stock net of offering costs of
    $2,506.................................      --         16       38,795         --         (535)          --      38,276
  Tax benefit related to the exercise of
    nonqualified stock options and vesting
    of stock grants........................      --         --          982         --           --           --         982
  Amortization of deferred compensation....      --         --           --         --          633           --         633
  Net income...............................      --         --           --     11,512           --           --      11,512
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1996.....................      --        113       92,359     30,181       (1,448)      (1,239)    119,966
  Issuance of 361,970 shares of common
    stock for pooling-of-interests (Note
    2).....................................      --          4           --     (2,567)          --           --      (2,563)
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1996 as restated for
  effect of pooling-of-interests...........      --        117       92,359     27,614       (1,448)      (1,239)    117,403
  Issuance of 1,315,441 shares of common
    stock..................................      --         13       24,129         --           --           --      24,142
  Tax benefit related to the exercise of
    nonqualified stock options and vesting
    of stock grants........................      --         --        4,867         --           --           --       4,867
  Amortization of deferred compensation....      --         --           --         --          676           --         676
  Net income...............................      --         --           --     12,720           --           --      12,720
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1997.....................      --        130      121,355     40,334         (772)      (1,239)    159,808
  Issuance of 803,565 shares of common
    stock for pooling-of-interests (Note
    2).....................................      --          8          946     (2,700)          --           --      (1,746)
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1997 as restated for
  effect of pooling-of-interests...........      --        138      122,301     37,634         (772)      (1,239)    158,062
  Issuance of 525,771 shares of common
    stock..................................      --          6       10,765         --         (135)          --      10,636
  Tax benefit related to the exercise of
    nonqualified stock options and vesting
    of stock grants........................      --         --        1,012         --           --           --       1,012
  Amortization of deferred compensation....      --         --           --         --          558           --         558
  Net income...............................      --         --           --      7,505           --           --       7,505
                                                ---       ----     --------    -------      -------      -------    --------
BALANCE, June 30, 1998.....................     $--       $144     $134,078    $45,139      $  (349)     $(1,239)   $177,773
                                                ===       ====     ========    =======      =======      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                              1998         1997        1996
                                                            ---------    --------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................  $   7,505    $ 12,720    $ 11,512
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
     Depreciation and amortization........................     26,993      16,796      13,347
     Amortization of deferred compensation................        558         676         633
     Amortization of gain on sale of real estate..........       (103)       (103)       (103)
     Provision for doubtful accounts......................     81,178      43,424      31,036
     Undistributed earnings/(loss) of minority
       shareholder........................................       (199)         --          --
  Changes in assets and liabilities, net of effect of
     businesses acquired
     Increase in accounts receivable......................   (116,481)    (75,352)    (52,474)
     Increase in inventories..............................     (4,260)     (2,651)     (1,684)
     Increase in prepaid expenses and other...............     (2,285)     (1,867)     (2,937)
     Increase (decrease) in accounts payable..............      1,167      (1,255)     (1,653)
     Increase in accrued liabilities and other............      9,418         487       2,316
     Increase in non-refundable subscription income.......        305         124         788
     Increase in deferred income taxes....................      8,775         806       1,580
                                                            ---------    --------    --------
       Net cash provided by (used in) operating
          activities......................................     12,571      (6,195)      2,361
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of senior notes................................    145,805          --          --
  (Repayment) borrowings on revolving credit facility,
     net..................................................    (50,000)     86,000      15,100
  Repayment of debt and capital lease obligations.........    (31,887)    (21,328)    (20,346)
  Borrowings under capital lease obligations..............      2,701          --       2,016
  Issuance of common stock................................      1,665       5,443      37,066
                                                            ---------    --------    --------
       Net cash provided by financing activities..........     68,284      70,115      33,836
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired (Note 2)..............    (36,848)    (35,512)    (17,164)
  Capital expenditures....................................    (31,043)    (23,872)    (18,237)
  Increase in other assets................................     (9,851)     (2,526)       (308)
                                                            ---------    --------    --------
       Net cash used in investing activities..............    (77,742)    (61,910)    (35,709)
                                                            ---------    --------    --------
INCREASE IN CASH..........................................      3,113       2,010         488
CASH, beginning of year...................................      3,398       1,388         900
                                                            ---------    --------    --------
CASH, end of year.........................................  $   6,511    $  3,398    $  1,388
                                                            =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

     Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing ambulance transport services, urgent home medical care, fire protection and training services, alternative transportation services and home health care services in 26 states, the District of Columbia, Canada and Latin America. In the United States, the Company provides "911" emergency and general transport ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. In Latin America, the Company provides urgent home medical care and ambulance services under capitated service arrangements. Fire protection services are provided either under contracts with municipalities or fire districts, or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

     The Company depends on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The five largest contracts accounted for 12%, 18% and 22% of total revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, with the largest of the five contracts accounting for 4%, 5% and 7%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Rural/Metro Corporation and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30, 1998, 1997 and 1996, the Company derived approximately 29%, 26% and 27%, respectively, of its net ambulance fee collections from Medicare and 11%, 10% and 11%, respectively, from Medicaid. The reimbursement process is complex and can involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. Although the Company recognizes revenue when the services are provided, there can be lengthy delays before reimbursement is received. The Company has from time to time experienced delays in receiving reimbursements from third-party payors. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable or because additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable and may adversely affect the Company's working capital. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third-party payors to control expenditures for health care could affect the revenue, cash flows, accounts receivable realization and profitability of the Company.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997" (the Act). The Act provides for certain changes to the Medicare reimbursement system. These changes include, among other things, the creation of a Medicare Payment Advisory Commission to review payment policies and health care delivery, and make recommendations to Congress concerning such payment policies.

                            RURAL/METRO CORPORATION

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

     The Budget Act requires that, beginning January 1, 2000, ambulance service providers accept assignment whereby the Company receives payment directly from Medicare and accepts such amount, along with the co-pay and deductible paid by the patient, as payment in full. The Budget Act also applies the Skilled Nursing Facility Prospective Payment System (SNFPPS) to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require the Company to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services.

     The Act also stipulates that individual states may now elect to no longer provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

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

     Due to the uncertainty associated with the negotiation and subsequent outcome of the prospective fee schedule and other aspects of the Act, the Company is unable to predict the ultimate impact of the Act. However, future impact of the Act, together with the financial instability of private third-party payors, budget pressures on payor sources and cost shifting by government, could influence the timing and, potentially, the ultimate receipt of reimbursements.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, generally one year.

     Other revenue is comprised primarily of fees associated with alternative transportation, dispatch, fleet, billing and home health care services and is recognized when the services are provided.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement modifies the calculation of primary and fully diluted earnings per share (EPS) as previously required and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and as a result, all prior period EPS data presented has been restated in the consolidated financial statements.

                            RURAL/METRO CORPORATION

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                        1998                                      1997                        1996
                       ---------------------------------------   ---------------------------------------   -----------
                         INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE     INCOME
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)
Basic EPS............    $7,505         13,529         $0.55       $12,720        11,585         $1.10       $11,512
                                                       =====                                     =====
Effect of stock
  options............        --            473                          --           686                          --
                         ------         ------                     -------        ------                     -------
Diluted EPS..........    $7,505         14,002         $0.54       $12,720        12,271         $1.04       $11,512
                         ======         ======         =====       =======        ======         =====       =======

                                 1996
                       -------------------------
                          SHARES       PER SHARE
                       (DENOMINATOR)    AMOUNT
Basic EPS............      9,570         $1.20
                                         =====
Effect of stock
  options............        505
                          ------
Diluted EPS..........     10,075         $1.14
                          ======         =====

FOREIGN CURRENCY TRANSLATION

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period.

INVENTORIES

     Inventories, consisting of ambulance and fire supplies, are stated at the lower of cost, on a first-in, first-out basis, or market.

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

INTANGIBLE ASSETS

     Intangible assets include costs in excess of the fair value of net assets of businesses acquired of $234,205,000 and $159,959,000 and covenants not to compete of $1,251,000 and $333,000 at June 30, 1998 and 1997, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was $17,065,000 and $10,318,000 at June 30, 1998 and 1997, respectively.

LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

                            RURAL/METRO CORPORATION

ACCRUED LIABILITIES

     Included in accrued liabilities is $16,427,000 and $7,556,000 for salaries, wages and related payroll expenses and $2,823,000 and $1,679,000 for accrued insurance premiums at June 30, 1998 and 1997, respectively.

LOSS CONTRACT/RESTRUCTURING CHARGE

     During the year ended June 30, 1998, the Company recorded a pre-tax charge of $5.0 million related to severance payments. The $5.0 million charge relates to the cost of terminating approximately 300 administrative employees throughout the Company. During the year ended June 30, 1997 the Company recorded a pre-tax charge of $6.0 million. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract of which the entire amount was utilized during the years ended June 30, 1998 and 1997. Also included was a pre-tax restructuring charge of $2.8 million relating to the integration of ambulance company acquisitions. The charge consisted primarily of severance costs and other costs related to the elimination of redundant functions. The severance costs related to the cost of terminating approximately 100 administrative employees throughout the Company, all of which have been terminated as of June 30, 1998. As of June 30, 1998, the balance of the allowance for restructuring costs and severance payments was $5.4 million. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with federally-insured institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's credit base and the geographical dispersion of the customers.

USE OF ESTIMATES

     In the preparation of financial statements in conformity with generally accepted accounting principles management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, particularly accounts receivable and its effect on revenue, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving line of credit approximates fair value as it bears interest at a rate indexed to LIBOR. The senior note, note payable and capital lease obligations approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

                            RURAL/METRO CORPORATION

(2) BUSINESS DEVELOPMENT ACTIVITIES

ACQUISITIONS

     The Company acquired the operations of eleven companies during the year ended June 30, 1998 and the operations of nineteen companies during the year ended June 30, 1997. Eight of the acquisitions completed during the year ended June 30, 1998 were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date. Three acquisitions were accounted for as poolings-of-interest in accordance with APB Opinion No. 16. The acquisitions accounted for as poolings-of-interest were not considered significant; accordingly, prior year financial statements have not been restated. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

     The aggregate purchase price of the operations accounted for as purchases in each year ended June 30 consisted of the following:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash.....................................................  $36,848    $35,512
Common stock.............................................    8,971     18,699
Notes payable to sellers.................................    6,470      4,477
Assumption of liabilities................................   24,833     23,915
                                                           -------    -------
          Total..........................................  $77,122    $82,603
                                                           =======    =======

     The Company issued 334,532 and 873,741 shares of its common stock in connection with acquisitions accounted for as purchases in the years ended June 30, 1998 and 1997, respectively. The Company issued 803,565 and 361,970 shares of its common stock in connection with the poolings-of-interest transactions completed during the years ended June 30, 1998 and 1997, respectively.

     The fair value of the assets purchased has been allocated as follows:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Property and equipment...................................  $ 4,381    $ 8,629
Intangible assets........................................   66,469     67,423
Other assets.............................................    6,272      6,551
                                                           -------    -------
          Total..........................................  $77,122    $82,603
                                                           =======    =======

     Subsequent to June 30, 1998, the Company purchased all the issued and outstanding stock of two ambulance service providers with operations in Argentina. The combined purchase price of the operations accounted for as purchases was $7.9 million. The Company paid cash of $4.3 million, issued notes payable to sellers of $0.8 million and assumed $2.8 of liabilities.

JOINT VENTURE

     During the fiscal year June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. The Company is the majority shareholder, therefore, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the minority joint venture partner. The minority joint venture partner contributed to the joint venture all of the issued and

                            RURAL/METRO CORPORATION
outstanding stock of two ambulance service companies. The Company contributed to the joint venture a commitment to fund $8.0 million for additional acquisitions in the greater Baltimore, Maryland and Washington D.C. area. As of June 30, 1998, the Company had completely fulfilled the $8.0 million commitment. The joint venture agreement allows the minority joint venture partner to exercise an option to repurchase one share of stock of the joint venture, thereby increasing the minority joint venture partner's interest to 50%. Should such option be exercised, the Company would no longer be able to consolidate the joint venture into its consolidated financial statements and the equity method of accounting would be applied.

     The following consolidated pro forma financial information was prepared assuming that each acquisition and joint venture completed during the fiscal years ended June 30, 1998 and 1997 had occurred as of the beginning of each fiscal year. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each fiscal year and is not necessarily indicative of results that may be obtained in the future (unaudited):

                                                          YEAR ENDED JUNE 30,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Revenue................................................  $532,489     $484,092
Net income.............................................  $  9,564     $ 18,943
Earnings per share -- basic............................  $   0.68     $   1.38
Earnings per share -- diluted..........................  $   0.66     $   1.31

PUBLIC/PRIVATE ALLIANCE

     During the year ended June 30, 1998, the Company entered into a public/private alliance with the San Diego Fire and Life Safety Services to provide all emergency and non-emergency transport services for the City of San Diego. As part of the alliance, a limited liability corporation (the LLC) was created with a 50/50 ownership between the Company and the City of San Diego. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and administrative support. Revenue generated under this contract totaled $6.0 million for the year ended June 30, 1998. Such revenue is included in other revenue in the accompanying consolidated financial statements. San Diego Fire and Life Safety Services also contracts with the LLC to provide emergency response and transportation services. The Company accounts for the activities of the LLC using the equity method. At June 30, 1998, the Company's investment in the LLC was $737,000 and such amount is included in other assets in the accompanying consolidated financial statements. The Company's share of the undistributed earnings of the LLC was $727,000 for the year ended June 30, 1998. The Company's share of such undistributed earnings is included in other revenue in the accompanying consolidated financial statements.

                            RURAL/METRO CORPORATION

(3) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Equipment..............................................  $ 49,900    $ 37,040
Vehicles...............................................    76,783      57,312
Land and buildings.....................................    19,469      13,736
Leasehold improvements.................................     6,367       5,546
                                                         --------    --------
                                                          152,519     113,634
Less: Accumulated depreciation.........................   (59,974)    (42,989)
                                                         --------    --------
                                                         $ 92,545    $ 70,645
                                                         ========    ========

     The Company acquired equipment of $2,701,000 and $2,698,000 under capital lease and other financing agreements during the years ended June 30, 1998 and 1996, respectively. No equipment was acquired under capital lease or other financing agreements during the year ended June 30, 1997.

     The Company held vehicles and equipment with a net carrying value of $10,153,000 and $7,748,000 at June 30, 1998 and 1997, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled $9,741,000 and $8,367,000 at June 30, 1998 and 1997, respectively.

(4) CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
7 7/8% Senior Notes due 2008...........................  $149,750    $     --
Revolving credit facility..............................    86,000     134,000
Capital lease obligations and other notes payable,
  collateralized by property and equipment, at varying
  rates, from 5.08% to 21.01%, due through 2003........    12,113      13,939
Unsecured promissory notes payable from acquisitions at
  varying rates, from 6.0% to 9.0%, due through 2006...     4,533       6,518
                                                         --------    --------
                                                          252,396     154,457
Less: Current maturities...............................    (8,565)     (9,814)
                                                         --------    --------
                                                         $243,831    $144,643
                                                         ========    ========

7 7/8% SENIOR NOTES DUE 2008

     In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually September 15, and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes.

                            RURAL/METRO CORPORATION

Unamortized discount at June 30, 1998 was $250,000 and such amount is recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The financial statements presented below include the separate or combined financial position, results of operations and cash flows for the year ended June 30, 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Consolidating financial statements for the years ended June 30, 1997 and 1996 have not been presented as such presentation is considered to be insignificant since most of the Non-guarantors did not exist in those periods. The Company has not presented separate financial statements and related disclosures for each of the guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                            RURAL/METRO CORPORATION

                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1998
                                 (IN THOUSANDS)

                                        PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                       --------   ----------   --------------   -----------   ------------
                                                  ASSETS
CURRENT ASSETS
  Cash...............................  $     --   $   2,917       $  3,594       $      --     $   6,511
  Accounts receivable, net...........        --     139,673         14,930              --       154,603
  Inventories........................        --      12,149            979              --        13,128
  Prepaid expenses and other.........       531      14,717          1,154              --        16,402
                                       --------   ---------       --------       ---------     ---------
          Total current assets.......       531     169,456         20,657              --       190,644
PROPERTY AND EQUIPMENT, net..........        --      87,132          5,413              --        92,545
INTANGIBLE ASSETS, net...............        --     167,630         67,826              --       235,456
DUE TO/FROM AFFILIATES...............   286,420    (244,979)       (41,441)             --            --
OTHER ASSETS.........................     4,654      11,160            993              --        16,807
INVESTMENT IN SUBSIDIARIES...........   125,726          --             --        (125,726)           --
                                       --------   ---------       --------       ---------     ---------
                                       $417,331   $ 190,399       $ 53,448       $(125,726)    $ 535,452
                                       ========   =========       ========       =========     =========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................  $     --   $   8,828       $  4,607       $      --     $  13,435
  Accrued liabilities................     3,808      26,863         13,735              --        44,406
  Current portion of long-term
     debt............................        --       7,939            626              --         8,565
                                       --------   ---------       --------       ---------     ---------
          Total current
            liabilities..............     3,808      43,630         18,968              --        66,406
LONG-TERM DEBT, net of current
  portion............................   235,750       7,100            981              --       243,831
NON-REFUNDABLE SUBSCRIPTION INCOME...        --      13,604             78              --        13,682
DEFERRED INCOME TAXES................        --      23,044            238              --        23,282
OTHER LIABILITIES....................        --       1,439            859              --         2,298
                                       --------   ---------       --------       ---------     ---------
          Total liabilities..........   239,558      88,817         21,124              --       349,499
                                       --------   ---------       --------       ---------     ---------
MINORITY INTEREST....................        --          --             --           8,180         8,180
STOCKHOLDERS' EQUITY
  Common stock.......................       144          82             17             (99)          144
  Additional paid-in capital.........   134,078      54,622         30,513         (85,135)      134,078
  Retained earnings..................    45,139      46,878          1,794         (48,672)       45,139
  Deferred compensation..............      (349)         --             --              --          (349)
  Treasury stock.....................    (1,239)         --             --              --        (1,239)
                                       --------   ---------       --------       ---------     ---------
          Total stockholders'
            equity...................   177,773     101,582         32,324        (133,906)      177,773
                                       --------   ---------       --------       ---------     ---------
                                       $417,331   $ 190,399       $ 53,448       $(125,726)    $ 535,452
                                       ========   =========       ========       =========     =========

                            RURAL/METRO CORPORATION

                       CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                      PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                      -------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services................  $    --    $341,668       $45,373        $     --       $387,041
  Fire protection services..........       --      44,985           986              --         45,971
  Other.............................       --      42,184           362              --         42,546
                                      -------    --------       -------        --------       --------
          Total revenue.............       --     428,837        46,721              --        475,558
                                      -------    --------       -------        --------       --------
OPERATING EXPENSES
  Payroll and employee benefits.....       --     225,102        29,704              --        254,806
  Provision for doubtful accounts...       --      76,872         4,306              --         81,178
  Depreciation......................       --      18,329           884              --         19,213
  Amortization of intangibles.......      124       6,690           966              --          7,780
  Other operating expenses..........       --      70,804         9,412              --         80,216
  Loss contract/restructuring
     charge.........................       --       5,000            --              --          5,000
                                      -------    --------       -------        --------       --------
          Total expenses............      124     402,797        45,272              --        448,193
                                      -------    --------       -------        --------       --------
OPERATING INCOME (LOSS).............     (124)     26,040         1,449              --         27,365
  Interest expense, net.............    5,630       7,900           552              --         14,082
  Other.............................       --          --            --            (199)          (199)
                                      -------    --------       -------        --------       --------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES........   (5,754)     18,140           897             199         13,482
PROVISION (BENEFIT) FOR INCOME
  TAXES.............................   (2,589)      8,146           420              --          5,977
                                      -------    --------       -------        --------       --------
                                       (3,165)      9,994           477             199          7,505
INCOME FROM WHOLLY-OWNED
  SUBSIDIARIES......................   10,670          --            --         (10,670)            --
                                      -------    --------       -------        --------       --------
NET INCOME..........................  $ 7,505    $  9,994       $   477        $(10,471)      $  7,505
                                      =======    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                            PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                           ---------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.............................  $   7,505   $   9,994       $    477       $(10,471)     $   7,505
  Adjustments to reconcile net income to
    cash provided by (used in)
    operations --
    Depreciation and amortization........        131      25,012          1,850             --         26,993
    Amortization of deferred
      compensation.......................        558          --             --             --            558
    Amortization of gain on sale of real
      estate.............................         --        (103)            --             --           (103)
    Provision for doubtful accounts......         --      76,872          4,306             --         81,178
    Undistributed earnings/(loss) of
      minority shareholder...............         --          --             --           (199)          (199)
    Change in assets and liabilities, net
      of effect of businesses acquired --
         Increase in accounts
           receivable....................         --    (104,836)       (11,645)            --       (116,481)
         Increase in inventories.........         --      (3,722)          (538)            --         (4,260)
         (Increase) decrease in prepaid
           expenses and other............     (1,371)     (2,923)         2,009             --         (2,285)
         (Increase) decrease in due
           to/from affiliates............   (244,101)    186,613         46,818         10,670             --
         Increase (decrease) in accounts
           payable.......................         --       1,696           (529)            --          1,167
         Increase (decrease) in accrued
           liabilities and other.........      3,808       6,189           (579)            --          9,418
         Increase in non-refundable
           subscription income...........         --         288             17             --            305
         Increase in deferred income
           taxes.........................         --       8,774              1             --          8,775
                                           ---------   ---------       --------       --------      ---------
         Net cash provided by (used in)
           operating activities..........   (233,470)    203,854         42,187             --         12,571
                                           ---------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior
    notes................................    145,805          --             --             --        145,805
  Borrowings (repayments) on revolving
    credit facility, net.................     86,000    (136,000)            --             --        (50,000)
  Repayment of debt and capital lease
    obligations..........................         --     (25,389)        (6,498)            --        (31,887)
  Borrowings of debt.....................         --       2,701             --             --          2,701
  Issuance of common stock...............      1,665          --             --             --          1,665
                                           ---------   ---------       --------       --------      ---------
      Net cash provided by (used in)
         financing activities............    233,470    (158,688)        (6,498)            --         68,284
                                           ---------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired......         --      (6,644)       (30,204)            --        (36,848)
  Capital expenditures...................         --     (29,767)        (1,276)            --        (31,043)
  Increase in other assets...............         --      (8,858)          (993)            --         (9,851)
                                           ---------   ---------       --------       --------      ---------
      Net cash used in investing
         activities......................         --     (45,269)       (32,473)            --        (77,742)
                                           ---------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH..............         --        (103)         3,216             --          3,113
CASH, beginning of year..................         --       3,020            378             --          3,398
                                           ---------   ---------       --------       --------      ---------
CASH, end of year........................  $      --   $   2,917       $  3,594       $     --      $   6,511
                                           =========   =========       ========       ========      =========

                            RURAL/METRO CORPORATION

REVOLVING CREDIT FACILITY

     The Company has a fully underwritten credit agreement for a revolving credit facility. The amount of the facility was increased from $125.0 million to $175.0 million during the fiscal year ended June 30, 1997 and increased to $200.0 million during the fiscal year ended June 30, 1998. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5% or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. Interest rates and availability under the revolving credit facility are dependent upon the Company meeting certain financial covenants including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $86.0 million was outstanding on the revolving credit facility at June 30, 1998. Because of a financial covenant which restricts the Company's ratio of debt (including outstanding letters of credit) to capitalization to
 .60, availability on the facility was $11.9 million at June 30, 1998.

     At June 30, 1998, the revolving credit facility was priced at LIBOR plus 1.625%. The weighted average interest rate on the revolving credit facility was 7.31% and 6.81% at June 30, 1998 and 1997, respectively.

DEBT MATURITIES

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                                    NOTES PAYABLE    CAPITAL LEASES
                                                    -------------    --------------
                                                            (IN THOUSANDS)
  1999............................................    $  4,231          $ 5,409
  2000............................................       1,483            3,725
  2001............................................         916            1,676
  2002............................................         374            1,234
  2003............................................      84,724              616
  Thereafter......................................     150,596               --
                                                      --------          -------
                                                      $242,324           12,660
                                                      ========
  Less: Amounts representing interest.............                       (2,588)
                                                                        -------
                                                                        $10,072
                                                                        =======

     The Company incurred interest expense of $14,259,000, $5,739,000 and $5,205,000 and paid interest of $11,519,000, $6,223,000 and $5,324,000 in the years ended June 30, 1998, 1997 and 1996, respectively.

     The Company had outstanding letters of credit totaling $2,355,000 and $3,980,000 at June 30, 1998 and 1997, respectively.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was $10,193,000, $6,625,000 and $5,345,000 for the years ended June 30,
1998, 1997 and 1996, respectively.

                            RURAL/METRO CORPORATION

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

1999................................................  $6,953
2000................................................   5,792
2001................................................   4,682
2002................................................   3,488
2003................................................   2,611
Thereafter..........................................   7,070

LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

     On August 25, 1998, the Company was named as a defendant in two purported class action lawsuits. The two lawsuits contain virtually identical allegations and are brought on behalf of a class of those who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Both complaints allege that between April 28, 1997 and June 11, 1998 the Company issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at an artificially inflated price. Both cases are at the earliest stages of litigation. The Company intends to vigorously defend the complaints. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on the Company's results of operations and financial condition.

(6) EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. The Board of Directors approved discretionary contributions of $300,000 and $100,000 for the years ended June 30, 1997 and 1996, respectively. No discretionary contributions were approved for the year ended June 30, 1998. The ESOP held, for the benefit of all participants, approximately 6% and 8% as of June 30, 1998 and 1997, respectively, of the outstanding common stock of the Company. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

     Most full and part-time employees of the Company who have completed 200 hours of work per year and have reached age 21 are eligible for admission to the ESOP. Each participant's account vests 20% after three years of service and an additional 20% each year thereafter.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 450,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ National Market. As of June 30, 1998, 124,321 shares of common stock have been issued under the ESPP.

                            RURAL/METRO CORPORATION

1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 1998, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 0.8 million options had been exercised. Options may be granted as incentive stock options or non-qualified stock options.

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

                            RURAL/METRO CORPORATION

     The following summarizes stock option activity:

                                                      YEAR ENDED JUNE 30, 1998
                                          ------------------------------------------------
                                                                              WEIGHTED
                                          NUMBER OF    EXERCISE PRICE         AVERAGE
                                           SHARES         PER SHARE        EXERCISE PRICE
                                          ---------    ---------------    ----------------
Options outstanding at beginning of
  year..................................  2,301,397    $ 5.60 - $36.00         $24.45
  Granted...............................  1,031,343    $ 1.25 - $34.50         $29.10
  Canceled..............................    (89,927)   $16.25 - $36.00         $27.50
  Exercised.............................   (148,908)   $ 1.25 - $29.00         $14.40
                                          ---------
Options outstanding at end of year......  3,093,905    $ 1.25 - $36.00         $26.26
                                          =========
Options exercisable at end of year......  1,875,149    $ 1.25 - $36.00         $25.73
                                          =========
Options available for grant at end of
  year..................................  2,146,645
                                          =========
Weighted average fair value per share of
  options granted.......................                                       $11.04
                                                                               ======

                                                      YEAR ENDED JUNE 30, 1997
                                          ------------------------------------------------
                                                                              WEIGHTED
                                          NUMBER OF    EXERCISE PRICE         AVERAGE
                                           SHARES         PER SHARE        EXERCISE PRICE
                                          ---------    ---------------    ----------------
Options outstanding at beginning of
  year..................................  1,826,375    $ 5.60 - $24.25         $18.37
  Granted...............................    944,489    $31.25 - $36.00         $32.27
  Canceled..............................   (137,875)   $ 8.04 - $32.25         $24.48
  Exercised.............................   (331,592)   $ 5.60 - $24.00         $13.97
                                          ---------
Options outstanding at end of year......  2,301,397    $ 5.60 - $36.00         $24.45
                                          =========
Options exercisable at end of year......    899,572    $ 5.60 - $32.25         $21.42
                                          =========
Options available for grant at end of
  year..................................    478,811
                                          =========
Weighted average fair value per share of
  options granted.......................                                       $10.25
                                                                               ======

                                                      YEAR ENDED JUNE 30, 1996
                                          ------------------------------------------------
                                                                              WEIGHTED
                                          NUMBER OF    EXERCISE PRICE         AVERAGE
                                           SHARES         PER SHARE        EXERCISE PRICE
                                          ---------    ---------------    ----------------
Options outstanding at beginning of
  year..................................  1,145,955    $ 5.60 - $19.50         $12.74
  Granted...............................    841,750    $22.50 - $24.25         $24.00
  Canceled..............................     (6,000)            $24.00         $24.00
  Exercised.............................   (155,330)   $ 5.60 - $17.25         $11.50
                                          ---------
Options outstanding at end of year......  1,826,375    $ 5.60 - $24.25         $18.37
                                          =========
Options exercisable at end of year......    495,205    $ 5.60 - $19.50         $12.05
                                          =========
Options available for grant at end of
  year..................................  1,285,425
                                          =========
Weighted average fair value per share of
  options granted.......................                                       $ 9.80
                                                                               ======

                            RURAL/METRO CORPORATION

                             OPTIONS OUTSTANDING
                  ------------------------------------------
                                 WEIGHTED                          OPTIONS EXERCISABLE
                                  AVERAGE                      ----------------------------
                                 REMAINING       WEIGHTED                       WEIGHTED
   RANGE OF         OPTIONS     CONTRACTUAL      AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   -----------   --------------   -----------   --------------
$ 1.25 - $ 8.04      121,774       4.34           $ 6.36          117,595        $ 6.54
$13.00 - $18.75      433,662       5.81            16.93          303,104         16.86
$22.50 - $24.50      716,125       7.18            23.98          371,875         23.96
$29.00 - $36.00    1,822,344       8.76            30.71        1,082,575         30.91
                   ---------       ----           ------        ---------        ------
                   3,093,905       7.81           $26.26        1,875,149        $25.73
                   =========       ====           ======        =========        ======

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

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 1998, 1997 and 1996, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            YEAR ENDED JUNE 30,
                                          --------------------------------------------------------
                                                1998                1997                1996
                                          ----------------    ----------------    ----------------
                                          OPTIONS    ESPP     OPTIONS    ESPP     OPTIONS    ESPP
                                          -------    -----    -------    -----    -------    -----
Risk free interest rate.................    5.01%     4.95%     6.23%     5.90%     6.14%     5.68%
Expected dividend yield.................    0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
Expected lives in years (after vesting
  for options)..........................    1.32       0.5      1.59       0.5      1.59       0.5
Expected volatility.....................   46.65%    63.42%    36.50%    43.60%    33.41%    32.59%

     The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

                                                             OPTIONS    ESPP
                                                             -------    ----
For year ended June 30, 1998...............................  $11,386    $397
For year ended June 30, 1997...............................  $ 9,681    $306
For year ended June 30, 1996...............................  $ 8,250    $212

                            RURAL/METRO CORPORATION

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and diluted earnings per share would have been reported as follows:

                                                     YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                  1998      1997       1996
                                                 ------    -------    -------
                                                    (IN THOUSANDS, EXCEPT
                                                      PER SHARE AMOUNTS)
Net income:
  Historical...................................  $7,505    $12,720    $11,512
  Pro forma....................................   2,090      8,013      8,352
Diluted earnings per share:
  Historical...................................  $ 0.54    $  1.04    $  1.14
  Pro forma....................................  $ 0.15    $  0.65    $  0.85

     The effects of applying SFAS 123 for providing pro forma disclosures for 1998, 1997 and 1996 are not likely to be representative of the effects on reported net income and diluted earnings per share for future years, because options vest over several years and additional awards are made each year.

401(K) PLAN

     The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. The Company, at its discretion, may elect to make a matching contribution in the form of cash or the Company's common stock to each participant's account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds. The Company made matching contributions to the 401(k) Plan aggregating approximately $1,934,000 and $1,515,000 for the 401(k) Plan years ended December 31, 1997 and 1996, respectively.

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

(8) RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of approximately $148,000, $139,000 and $122,000 for the years ended June 30, 1998, 1997 and 1996, respectively, with a law firm in which a member of the Board of Directors is a partner.

     The Company incurred rental expense of $1,490,000, $600,000 and $592,000 in each of the years ended June 30, 1998, 1997 and 1996, respectively, related to leases of fire and ambulance facilities with two directors of the Company and with employees that were previously owners of businesses acquired by the Company.

     At June 30, 1998 and 1997, the Company had notes payable to employees that were previously owners of businesses acquired by the Company totaling $770,000 and $1,770,000, respectively.

(9) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes are provided for differences between results of operations for financial reporting purposes and income tax purposes.

     No provision is made for U.S. income taxes applicable to undistributed foreign earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

     The sources of income before income taxes were as follows:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
United States.........................................  $11,791    $22,084    $19,556
Foreign...............................................    1,691         --         --
                                                        -------    -------    -------
Income before income taxes............................  $13,482    $22,084    $19,556
                                                        =======    =======    =======

     The components of the provision for income taxes were as follows:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current
  U.S. federal........................................  $   790    $ 2,761    $ 4,219
  State...............................................       68        618        796
  Foreign.............................................      762         --         --
                                                        -------    -------    -------
          Total current...............................    1,620      3,379      5,015
                                                        -------    -------    -------
Deferred
  U.S. federal........................................    4,576      5,985      3,029
  Foreign.............................................     (219)        --         --
                                                        -------    -------    -------
          Total deferred..............................    4,357      5,985      3,029
                                                        -------    -------    -------
          Total provision.............................  $ 5,977    $ 9,364    $ 8,044
                                                        =======    =======    =======

                            RURAL/METRO CORPORATION

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

     The components of net deferred taxes were as follows:

                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax liabilities
  Amortization and accelerated depreciation.................  $(12,449)   $ (9,379)
  Accounts receivable valuation.............................   (18,980)     (5,663)
  Accounting method changes.................................      (962)       (944)
  Other.....................................................      (637)         --
                                                              --------    --------
                                                               (33,028)    (15,986)
                                                              --------    --------
Deferred tax assets
  Restructuring charge......................................     2,140       1,912
  Compensation accruals.....................................       781         499
  Insurance reserves........................................       986         471
  Other.....................................................       569         158
                                                              --------    --------
                                                                 4,476       3,040
                                                              --------    --------
Net deferred tax liability..................................   (28,552)    (12,946)
Less current portion........................................     5,270       2,174
                                                              --------    --------
Net long-term deferred tax liability........................  $(23,282)   $(10,772)
                                                              ========    ========

     For the years ended June 30, 1998, 1997 and 1996 income tax benefits of $1,012,000, $4,867,000 and $982,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and vesting of stock grants.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                              YEAR ENDED JUNE 30,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Federal income tax provision at statutory rate...........  $4,719    $7,729    $6,845
State taxes, net of federal benefit......................     293       967       491
Amortization of nondeductible goodwill...................     900       663       646
Other, net...............................................      65         5        62
                                                           ------    ------    ------
Provision for income taxes...............................  $5,977    $9,364    $8,044
                                                           ======    ======    ======

     The Company received income tax refunds (net of income tax payments) of approximately $3,323,000 during the year ended June 30, 1998. Cash payments for income taxes (net of refunds) were approximately $8,197,000 and $2,848,000 during the years ended June 30, 1997 and 1996, respectively.

                            RURAL/METRO CORPORATION

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended June 30, 1998 and 1997 is as follows:

                                                               1998
                                           ---------------------------------------------
                                            FIRST      SECOND      THIRD        FOURTH
                                           QUARTER    QUARTER     QUARTER     QUARTER(1)
                                           -------    --------    --------    ----------
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenue..................................  $97,773    $111,342    $129,783     $136,660
Operating income (loss)..................   10,346      12,199      14,283       (9,463)
Net income (loss)........................    4,658       5,424       6,372       (8,949)
Earnings (loss) per share................  $   .35    $    .38    $    .45     $   (.64)

                                                               1997
                                           ---------------------------------------------
                                            FIRST      SECOND      THIRD        FOURTH
                                           QUARTER    QUARTER     QUARTER     QUARTER(2)
                                           -------    --------    --------    ----------
                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenue..................................  $73,994    $ 77,530    $ 84,921     $ 83,360
Operating income.........................    6,592       7,474       9,500        4,238
Net income...............................    3,299       3,771       4,675          975
Earnings per share.......................  $   .28    $    .31    $    .38     $    .08

---------------
(1) In the fourth quarter of the year ended June 30, 1998, the Company recorded a pre-tax charge of $5.0 million related to severance payments and an additional provision for doubtful accounts of $17.9 million. See further discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In the fourth quarter of the year ended June 30, 1997, the Company recorded a pre-tax charge of $6.0 million. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract and a $2.8 million restructuring charge related to the integration of ambulance company acquisitions.

                                                                     SCHEDULE II

                            RURAL/METRO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                 JUNE 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Allowance for doubtful accounts:
  Balance at beginning of year.....................  $ 35,814    $ 26,571    $ 10,412
  Provision charged to expense.....................    81,178      43,424      31,036
  Write-offs.......................................   (47,440)    (34,181)    (14,877)
                                                     --------    --------    --------
  Balance at end of year...........................  $ 69,552    $ 35,814    $ 26,571
                                                     ========    ========    ========

                                                                 JUNE 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Loss contract/restructuring allowance:
  Balance at beginning of year.....................  $  4,815    $     --    $     --
  Provision........................................     5,000       6,026          --
  Payments/usage...................................    (4,408)     (1,211)         --
                                                     --------    --------    --------
  Balance at end of year...........................  $  5,407    $  4,815    $     --
                                                     ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect
Directors -- Nominees" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

                                                              PAGE
                                                              ----
(i) Financial Statements
     (1) Report of Management...............................  37
     (2) Report of Independent Public Accountants...........  38
     (3) Consolidated Financial Statements
          Consolidated Balance Sheets at June 30, 1998 and
         1997...............................................  39
          Consolidated Statements of Income for the Years
          Ended June 30, 1998, 1997 and 1996................  40
          Consolidated Statements of Changes in
          Stockholders' Equity for the Years Ended June 30,
          1998, 1997 and 1996...............................  41
          Consolidated Statements of Cash Flows for the
          Years Ended June 30, 1998, 1997 and 1996..........  42
          Notes to Consolidated Financial Statements........  43
(ii) Financial Statement Schedule
     Schedule II  Valuation and Qualifying Accounts.........  63
     All other schedules have been omitted on the basis of
      immateriality or because such schedules are not
      otherwise applicable.

     (b) Reports on Form 8-K:

     On June 5, 1998 the Company filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K filed on April 1, 1998, disclosing Combined Financial Statement and Unaudited Pro Forma Combined Financial Statement and Notes thereto of Peimu S.A., Semercor S.A., Marlon S.A., and Emergencias Recor S.A.

     On June 19, 1998 the Company filed a Current Report on Form 8-K announcing a preliminary outlook for its fourth quarter.

     (c) Exhibits

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
2            Plan and Agreement of Merger and Reorganization, dated as of
             April 26, 1993(1)
3.1(a)       Second Restated Certificate of Incorporation of the
             Registrant filed with the Secretary of State of Delaware on
             January 18, 1995(6)
3.1(b)       Rights Agreement dated as of August 23, 1995 between the
             Registrant and American Securities Transfer, Inc., the
             Rights Agent(7)
3.2          Amended and Restated Bylaws of the Registrant(1)
4.1          Specimen Certificate representing shares of Common Stock,
             par value $.01 per share(1)
4.2          Indenture dated as of March 16, 1998, by and among the
             Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee.(14)
4.3          Form of Global Note (included in Exhibit 4.2)(14)
4.4          Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
             Warburg Dillon Reed Inc., First Union Capital Markets, the
             Company, and certain subsidiaries of the Company, as
             Guarantors.(14)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
             August 10, 1989, as amended(1)
10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
             Registrant, dated February 4, 1994(2)
10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
             August 25, 1994.(3)
10.4         Form of Stock Option Agreement pursuant to 1989 Employee
             Stock Option Plan of Registrant(1)
10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
             amended through September 12, 1997
10.6         Forms of Stock Option Agreements pursuant to the Amended and
             Restated 1992 Stock Option Plan of Registrant(1)
10.15        Forms of Conditional Stock Grant and Repurchase Agreements
             by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
             December 1, 1997.(1)
10.16(a)     Form of Employment Agreement by and between Registrant and each of the following executive officers: (i) Robert T.
             Edwards, Dean P. Hoffman, William R. Crowell, and William F.
             Gillis, effective July 1, 1997; (ii) Jack E. Brucker,
             effective December 1, 1997; and (iii) Mark E. Liebner,
             effective January 1, 1998
10.16(b)     Form of Change of Control Agreement by and between
             Registrant and Warren S. Rustand dated November 3, 1995.(9)
10.16(c)     Form of Change of Control Agreement by and between Mark E.
             Liebner dated March 4, 1998 and William R. Crowell dated May
             12, 1998.
10.16(d)     Form of Change of Control Agreement by and between the
             Registrant and the following executive officers: (i) Robert
             T. Edwards dated December 1, 1995, (ii) William F. Gillis, dated July 1, 1997, (iii) Dean P. Hoffman, dated October 28,
             1997, and (iv) Jack E. Brucker, dated November 24, 1997
10.16(e)     Employment Agreement by and between Registrant and Warren S.
             Rustand, dated November 3, 1995(9)
10.16(f)     Employment Agreement by and between Registrant and Robert E.
             Ramsey Jr., dated June 30, 1997.(11)
10.16(g)     Employment Agreement by and between Registrant and John B.
             Furman effective August 27, 1998.
10.16(h)     Form of Change of Control Agreement by and between
             Registrant and John B. Furman, effective August 27, 1998.
10.16(i)     Severance Agreement by and between Warren S. Rustand and
             Registrant effective August 24, 1998.
10.16(j)     Consulting Agreement by and between James H. Bolin and
             Registrant effective January 1, 1998.
10.17        Form of Indemnity Agreement by and between Registrant and
             each of its officers and directors, dated in April, May,
             August and November 1993, as of October 13, 1994, and as of
             September 25, 1998(1)
10.18(a)     Employee Stock Ownership Plan and Trust of the Registrant,
             effective July 1, 1989(1)
10.18(b)     Amendment No. 1 to the Employee Stock Ownership Plan of the
             Registrant, dated February 4, 1994(6)
10.18(c)     Amendment No. 2 to the Employee Stock Ownership Plan of the
             Registrant, dated April 14, 1994(7)
10.21        Retirement Savings Value Plan 401(k) of Registrant, as
             amended, dated July 1, 1990(1)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
10.36        Employee Stock Purchase Plan, as amended through November
             20, 1997
10.37(a)     Loan and Security Agreement by and among the CIT
             Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
             Promissory Note and Guaranty Agreement(3)
10.37(b)     Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
             25, 1998 and related form of Guaranty and Schedule of
             Indebtedness and Collateral.
10.41        Stock Purchase Agreement by and among Rural/Metro of New
             York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
             Emergency Medical Services Training Institute, Inc., dated
             January 26, 1995(4)
10.42        Asset Purchase Agreement by and among EMS Ventures of South
             Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
             dated May 4, 1995(5)
10.45        Amended and Restated Credit Agreement dated as of March 16,
             1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
             Form of Subsidiary Guarantee Agreement, and Form of
             Intercompany Subordination Agreement.(15)
10.46        Stock Purchase Agreement by and among Rural/Metro of New
             York, Inc. and Alan D. Lewis, Sr. and Pamela A. Lewis with respect to the stock of Corning Ambulance Service, Inc.,
             dated June 15, 1995(8)
10.49        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
             trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
             General, Inc., as amended.(10)
10.50        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. with respect to the
             stock of Southwest Ambulance of Casa Grande, Inc., as
             amended.(10)
10.51        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
             Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as
             amended.(10)
10.52        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., with respect to
             Medical Emergency Devices and Services, Inc., as
             amended.(10)
10.53        Term Loan Agreement by and among Registrant, as borrower,
             and First Union National Bank, as lender, dated as of
             November 26, 1997.(12)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
10.54        Purchase Agreement dated January 16, 1998 and Complementary
             Agreement dated March 26, 1998 between Rural/Metro
             Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
             Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
             Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
             respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A.(13)
21           Subsidiaries of Registrant
23.2         Consent of Arthur Andersen LLP
27           Financial Data Schedule

---------------
 (1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.

 (2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.

 (3) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.

 (4) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant's Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.

 (5) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about May 19, 1995.

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 33-88172) filed with the Commission on December 30, 1994 and declared effective January 19, 1995.

 (7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.

 (8) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 18, 1995, as amended by the Registrant's Form 8-K/A Current Report filed on or about August 28, 1995.

 (9) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 15, 1996.

(10) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about July 15, 1997, as amended by the Registrant's Form 8-K/A Current Report on or about August 12, 1997.

(11) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1997.

(12) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.

(13) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant's Form 8-K/A Current Report filed on or about June 5, 1998.

(14) Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.

(15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11, 1998 and declared effective on May 14, 1998.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RURAL/METRO CORPORATION

Dated: September 28, 1998                 By: /s/ DEAN P. HOFFMAN

                                          --------------------------------------
                                          Dean P. Hoffman
                                          Vice President, Financial Services

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                            DATE
---------------------------------------  ---------------------------------------    ------------------

        By: /s/ JOHN B. FURMAN           President and Acting Chief Executive       September 28, 1998
---------------------------------------  Officer (Principal Executive Officer)
            John B. Furman

       By: /s/ ROBERT T. EDWARDS         Executive Vice President and Director      September 28, 1998
---------------------------------------
           Robert T. Edwards

       By: /s/ ROBERT E. RAMSEY          Executive Vice President and Director      September 28, 1998
---------------------------------------
           Robert E. Ramsey

        By: /s/ MARK E. LIEBNER          Senior Vice President, Chief Financial     September 28, 1998
---------------------------------------  Officer and Treasurer (Principal
            Mark E. Liebner              Financial Officer)

        By: /s/ DEAN P. HOFFMAN          Vice President, Financial Services         September 28, 1998
---------------------------------------  (Principal Accounting Officer)
            Dean P. Hoffman

        By: /s/ JAMES H. BOLIN           Vice Chairman of the Board of Directors    September 28, 1998
---------------------------------------
            James H. Bolin

        By: /s/ COR J. CLEMENT           Vice Chairman of the Board of Directors    September 28, 1998
---------------------------------------
            Cor J. Clement

      By: /s/ MARY ANNE CARPENTER        Director                                   September 28, 1998
---------------------------------------
          Mary Anne Carpenter

        By: /s/ LOUIS G. JEKEL           Director                                   September 28, 1998
---------------------------------------
            Louis G. Jekel

               SIGNATURE                                  TITLE                            DATE
---------------------------------------  ---------------------------------------    ------------------

       By: /s/ WILLIAM C. TURNER         Director                                   September 28, 1998
---------------------------------------
           William C. Turner

        By: /s/ HENRY G. WALKER          Director                                   September 28, 1998
---------------------------------------
            Henry G. Walker

       By: /s/ LOUIS A. WITZEMAN         Director                                   September 28, 1998
---------------------------------------
           Louis A. Witzeman

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
2            Plan and Agreement of Merger and Reorganization, dated as of
             April 26, 1993(1)
3.1(a)       Second Restated Certificate of Incorporation of the
             Registrant filed with the Secretary of State of Delaware on
             January 18, 1995(6)
3.1(b)       Rights Agreement dated as of August 23, 1995 between the
             Registrant and American Securities Transfer, Inc., the
             Rights Agent(7)
3.2          Amended and Restated Bylaws of the Registrant(1)
4.1          Specimen Certificate representing shares of Common Stock,
             par value $.01 per share(1)
4.2          Indenture dated as of March 16, 1998, by and among the
             Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee.(14)
4.3          Form of Global Note (included in Exhibit 4.2)(14)
4.4          Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
             Warburg Dillon Reed Inc., First Union Capital Markets, the
             Company, and certain subsidiaries of the Company, as
             Guarantors.(14)
10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
             August 10, 1989, as amended(1)
10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
             Registrant, dated February 4, 1994(2)
10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
             August 25, 1994.(3)
10.4         Form of Stock Option Agreement pursuant to 1989 Employee
             Stock Option Plan of Registrant(1)
10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
             amended through September 12, 1997
10.6         Forms of Stock Option Agreements pursuant to the Amended and
             Restated 1992 Stock Option Plan of Registrant(1)
10.15        Forms of Conditional Stock Grant and Repurchase Agreements
             by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
             December 1, 1997.(1)
10.16(a)     Form of Employment Agreement by and between Registrant and each of the following executive officers: (i) Robert T.
             Edwards, Dean P. Hoffman, William R. Crowell, and William F.
             Gillis, effective July 1, 1997; (ii) Jack E. Brucker,
             effective December 1, 1997; and (iii) Mark E. Liebner,
             effective January 1, 1998
10.16(b)     Form of Change of Control Agreement by and between
             Registrant and Warren S. Rustand dated November 3, 1995.(9)
10.16(c)     Form of Change of Control Agreement by and between Mark E.
             Liebner dated March 4, 1998 and William R. Crowell dated May
             12, 1998.
10.16(d)     Form of Change of Control Agreement by and between the
             Registrant and the following executive officers: (i) Robert
             T. Edwards dated December 1, 1995, (ii) William F. Gillis, dated July 1, 1997, (iii) Dean P. Hoffman, dated October 28,
             1997, and (iv) Jack E. Brucker, dated November 24, 1997
10.16(e)     Employment Agreement by and between Registrant and Warren S.
             Rustand, dated November 3, 1995(9)
10.16(f)     Employment Agreement by and between Registrant and Robert E.
             Ramsey Jr., dated June 30, 1997.(11)
10.16(g)     Employment Agreement by and between Registrant and John B.
             Furman effective August 27, 1998.
10.16(h)     Form of Change of Control Agreement by and between
             Registrant and John B. Furman, effective August 27, 1998.

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
10.16(i)     Severance Agreement by and between Warren S. Rustand and
             Registrant effective August 24, 1998.
10.16(j)     Consulting Agreement by and between James H. Bolin and
             Registrant effective January 1, 1998.
10.17        Form of Indemnity Agreement by and between Registrant and
             each of its officers and directors, dated in April, May,
             August and November 1993, as of October 13, 1994, and as of
             September 25, 1998(1)
10.18(a)     Employee Stock Ownership Plan and Trust of the Registrant,
             effective July 1, 1989(1)
10.18(b)     Amendment No. 1 to the Employee Stock Ownership Plan of the
             Registrant, dated February 4, 1994(6)
10.18(c)     Amendment No. 2 to the Employee Stock Ownership Plan of the
             Registrant, dated April 14, 1994(7)
10.21        Retirement Savings Value Plan 401(k) of Registrant, as
             amended, dated July 1, 1990(1)
10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
10.36        Employee Stock Purchase Plan, as amended through November
             20, 1997
10.37(a)     Loan and Security Agreement by and among the CIT
             Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
             Promissory Note and Guaranty Agreement(3)
10.37(b)     Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
             25, 1998 and related form of Guaranty and Schedule of
             Indebtedness and Collateral.
10.41        Stock Purchase Agreement by and among Rural/Metro of New
             York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
             Emergency Medical Services Training Institute, Inc., dated
             January 26, 1995(4)
10.42        Asset Purchase Agreement by and among EMS Ventures of South
             Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
             dated May 4, 1995(5)
10.45        Amended and Restated Credit Agreement dated as of March 16,
             1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
             Form of Subsidiary Guarantee Agreement, and Form of
             Intercompany Subordination Agreement.(15)
10.46        Stock Purchase Agreement by and among Rural/Metro of New
             York, Inc. and Alan D. Lewis, Sr. and Pamela A. Lewis with respect to the stock of Corning Ambulance Service, Inc.,
             dated June 15, 1995(8)
10.49        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
             trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
             General, Inc., as amended.(10)
10.50        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. with respect to the
             stock of Southwest Ambulance of Casa Grande, Inc., as
             amended.(10)
10.51        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
             Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as
             amended.(10)
10.52        Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., with respect to
             Medical Emergency Devices and Services, Inc., as
             amended.(10)
10.53        Term Loan Agreement by and among Registrant, as borrower,
             and First Union National Bank, as lender, dated as of
             November 26, 1997.(12)

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
10.54        Purchase Agreement dated January 16, 1998 and Complementary
             Agreement dated March 26, 1998 between Rural/Metro
             Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
             Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
             Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
             respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A.(13)
21           Subsidiaries of Registrant
23.2         Consent of Arthur Andersen LLP
27           Financial Data Schedule

---------------
 (1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.

 (2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.

 (3) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.

 (4) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant's Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.

 (5) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about May 19, 1995.

 (6) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 33-88172) filed with the Commission on December 30, 1994 and declared effective January 19, 1995.

 (7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.

 (8) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 18, 1995, as amended by the Registrant's Form 8-K/A Current Report filed on or about August 28, 1995.

 (9) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 15, 1996.

(10) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about July 15, 1997, as amended by the Registrant's Form 8-K/A Current Report on or about August 12, 1997.

(11) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1997.

(12) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.

(13) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant's Form 8-K/A Current Report filed on or about June 5, 1998.

(14) Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.

(15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11, 1998 and declared effective on May 14, 1998.