Form 10-Q
period 1998-09-30
RURAL METRO CORP /DE/
filed 1998-11-10
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

At November 9, 1998 there were 14,462,377 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



                                                                          Page
Part  I.  Financial Statements

         Item 1.  Consolidated Financial Statements:
                           Consolidated Balance Sheets                       3
                           Consolidated Statements of Income                 4
                           Consolidated Statements of Cash Flows             5
                           Notes to Consolidated Financial Statements        6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11


Part II.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K                          17

         Signatures                                                         18

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                 (IN THOUSANDS)


                                                September 30, 1998     June 30, 1998
                                                ------------------     -------------
                                                  (Unaudited)
                                        ASSETS
CURRENT ASSETS
    Cash                                         $   6,658              $   6,511
    Accounts receivable, net                       164,261                154,603
    Inventories                                     13,438                 13,128
    Prepaid expenses and other                      17,997                 16,402
                                                 ---------              ---------
       Total current assets                        202,354                190,644

PROPERTY AND EQUIPMENT, net                         93,258                 92,545

INTANGIBLE ASSETS, net                             240,513                235,456

OTHER ASSETS                                        17,780                 16,807
                                                 ---------              ---------
                                                 $ 553,905              $ 535,452
                                                 =========              =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                             $  13,754              $  13,435
    Accrued liabilities                             52,132                 44,406
    Current portion of long-term debt                6,578                  8,565
                                                 ---------              ---------
       Total current liabilities                    72,464                 66,406

LONG-TERM DEBT, net of current portion             254,255                243,831

NON-REFUNDABLE SUBSCRIPTION INCOME                  13,847                 13,682

DEFERRED INCOME TAXES                               20,281                 23,282

OTHER LIABILITIES                                    2,000                  2,298
                                                 ---------              ---------

       Total liabilities                           362,847                349,499
                                                 ---------              ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    8,228                  8,180
                                                 ---------              ---------

STOCKHOLDERS' EQUITY
    Common stock                                       147                    144
    Additional paid-in capital                     136,009                134,078
    Retained earnings                               48,201                 45,139
    Deferred compensation                              (22)                  (349)
    Cumulative translation adjustment                 (266)                  --
    Treasury stock                                  (1,239)                (1,239)
                                                 ---------              ---------
       Total stockholders' equity                  182,830                177,773
                                                 ---------              ---------
                                                 $ 553,905              $ 535,452
                                                 =========              =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              Three months ended September 30,
                                              --------------------------------
                                                    1998            1997
                                                    ----            ----
REVENUE
    Ambulance services                          $116,265        $ 77,598
    Fire protection services                      12,643          11,212
    Other                                          9,887           8,963
                                                --------        --------
       Total revenue                             138,795          97,773
                                                --------        --------

OPERATING EXPENSES
    Payroll and employee benefits                 73,898          52,235
    Provision for doubtful accounts               19,897          13,214
    Depreciation                                   5,876           4,101
    Amortization of intangibles                    2,397           1,464
    Other operating expenses                      23,720          16,413
    Restructuring charge                           2,500            --
                                                --------        --------
       Total expenses                            128,288          87,427
                                                --------        --------

OPERATING INCOME                                  10,507          10,346
    Interest expense, net                          5,142           2,451
    Other                                             48            --
                                                --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES           5,317           7,895

PROVISION FOR INCOME TAXES                         2,255           3,237
                                                --------        --------

NET INCOME                                      $  3,062        $  4,658
                                                ========        ========

BASIC EARNINGS PER SHARE                        $   0.21        $   0.36
                                                ========        ========

DILUTED EARNINGS PER SHARE                      $   0.21        $   0.35
                                                ========        ========

AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                          14,270          12,910

AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                        14,520          13,405


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  Three months ended September 30,
                                                                  --------------------------------
                                                                         1998             1997
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $  3,062         $  4,658
   Adjustments to reconcile net income to cash
      provided by operations --
      Depreciation and amortization                                     8,273            5,565
      Amortization of deferred compensation                                58              174
      Amortization of gain on sale of real estate                         (26)             (26)
      Provision for doubtful accounts                                  19,897           13,640
      Undistributed earnings of minority shareholder                       48             --
      Amortization of discount on Senior Notes                              6             --
   Change in assets and liabilities,
      net of effect of businesses acquired --
      Increase in accounts receivable                                 (29,555)         (25,536)
      Increase in inventories                                            (310)            (453)
      (Increase) decrease in prepaid expenses and other                (1,701)             730
      Increase in accounts payable                                        145            1,660
      Increase in accrued liabilities and other                         7,822            5,693
      Increase in nonrefundable subscription income                       166              237
      Decrease in deferred income taxes                                (3,223)            (656)
                                                                     --------         --------
         Net cash provided by operating activities                      4,662            5,686
                                                                     --------         --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                         9,500           14,000
   Repayment of debt and capital lease obligations                     (1,940)          (6,549)
   Issuance of common stock and treasury stock                           --                 75
                                                                     --------         --------
         Net cash provided by financing activities                      7,560            7,526
                                                                     --------         --------

CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                   (4,678)          (3,152)
   Capital expenditures                                                (6,174)          (7,514)
   Increase in other assets                                              (957)          (2,760)
                                                                     --------         --------
         Net cash used in investing activities                        (11,809)         (13,426)
                                                                     --------         --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                  (266)            --
                                                                     --------         --------

INCREASE (DECREASE) IN CASH                                               147             (214)

CASH, beginning of period                                               6,511            3,398
                                                                     --------         --------

CASH, end of period                                                  $  6,658         $  3,184
                                                                     ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES
   Fair market value of stock issued to employee benefit plan        $  1,933         $   --
                                                                     ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 1998 and 1997 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

         The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


(2)      ACQUISITIONS

         During the three months ended September 30, 1998, the Company purchased all of the issued and outstanding stock of two companies that provide urgent home medical attention and ambulance transport services in Argentina and the assets of an ambulance service provider operating in Pennsylvania (the 1999 Acquisitions).

         The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:

                                              (in thousands)
Cash                                                 $4,678
Notes payable to sellers                                872
Assumption of liabilities                             2,230
                                                    -------
                                                     $7,780
                                                     ======

         The unaudited pro forma combined condensed statement of income for the fiscal year ended June 30, 1998 gives effect to the 1999 acquisitions and the acquisitions completed by the Company during the year ended June 30, 1998 as if each had been consummated on July 1, 1997. The unaudited pro forma combined condensed statement of income for the three months ended September 30, 1998 gives effect to the 1999 Acquisitions as if each had been consummated on July 1, 1998.

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

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                               YEAR ENDED                      THREE MONTHS ENDED
                                              JUNE 30, 1998                    SEPTEMBER 30, 1998
                                    -----------------------------         ------------------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         PROFORMA                             PROFORMA
                                      HISTORICAL         COMBINED          HISTORICAL         COMBINED
                                      ----------         --------          ----------         --------
Revenue                             $   475,558        $   538,622        $   138,795        $   139,125
Net income                          $     7,505        $     9,768        $     3,062        $     3,087
Earnings per share - basic          $      0.55        $      0.70        $      0.21        $      0.22
Earnings per share - diluted        $      0.54        $      0.67        $      0.21        $      0.21

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


(3)      CREDIT AGREEMENTS AND BORROWINGS

         In March 1998, the Company issued $150.0 million of 7-7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at September 30, 1998 was $244,000 and such amount is recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

         The financial statements presented below include the separate or combined financial position, results of operations and cash flows for the three months ended September 30, 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Consolidating financial statements for the three months ended September 30, 1997 have not been presented as such presentation is considered to be insignificant since most of the Non-guarantors did not exist in that period. The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Parent        Guarantors      Non-Guarantors    Eliminating    Consolidated
                                                        ------        ----------      --------------    -----------    ------------
                                                                      ASSETS
CURRENT ASSETS
    Cash                                               $    --         $   3,052       $  3,606        $    --         $   6,658
    Accounts receivable, net                                --           149,193          15,068            --           164,261
    Inventories                                             --            12,425           1,013            --            13,438
    Prepaid expenses and other                               531          15,704           1,762            --            17,997
                                                       ---------       ---------       ---------       ---------       ---------
       Total current assets                                  531         180,374          21,449            --           202,354
PROPERTY AND EQUIPMENT, net                                 --            86,935           6,323            --            93,258
INTANGIBLE ASSETS, net                                      --           166,426          74,087            --           240,513
DUE TO (FROM) AFFILIATES                                 288,182        (245,626)        (42,556)           --              --
OTHER ASSETS                                               4,527          10,576           2,677            --            17,780
INVESTMENT IN SUBSIDIARIES                               135,725            --              --          (135,725)           --
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 428,965       $ 198,685       $  61,980       $(135,725)      $ 553,905
                                                       =========       =========       =========       =========       =========
                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                   $    --         $   6,732       $   7,022       $    --         $  13,754
    Accrued liabilities                                      879          36,375          14,878            --            52,132
    Current portion of long-term debt                       --             6,010             568            --             6,578
                                                       ---------       ---------       ---------       ---------       ---------
       Total current liabilities                             879          49,117          22,468            --            72,464
LONG-TERM DEBT, net of current portion                   245,256           7,358           1,641            --           254,255
NON-REFUNDABLE SUBSCRIPTION INCOME                          --            13,688             159            --            13,847
DEFERRED INCOME TAXES                                       --            20,043             238            --            20,281
OTHER LIABILITIES                                           --             2,000            --              --             2,000
                                                       ---------       ---------       ---------       ---------       ---------
       Total liabilities                                 246,135          92,206          24,506            --           362,847
                                                       ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                                           --              --              --             8,228           8,228
STOCKHOLDERS' EQUITY
    Common stock                                             147              82              17             (99)            147
    Additional paid-in capital                           136,009          54,622          34,942         (89,564)        136,009
    Retained earnings                                     48,201          51,775           2,781         (54,556)         48,201
    Deferred compensation                                    (22)           --              --              --               (22)
    Cumulative translation adjustment                       (266)           --              (266)            266            (266)
    Treasury stock                                        (1,239)           --              --              --            (1,239)
                                                       ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity                        182,830         106,479          37,474        (143,953)        182,830
                                                       ---------       ---------       ---------       ---------       ---------
                                                       $ 428,965       $ 198,685       $  61,980       $(135,725)      $ 553,905
                                                       =========       =========       =========       =========       =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                        CONSOLIDATING STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                            Parent      Guarantors      Non-Guarantors  Eliminating  Consolidated
                                            ------      ----------      --------------  -----------  ------------
REVENUE
       Ambulance services                   $   --         $ 93,306      $ 22,959       $   --         $116,265
       Fire protection services                 --           12,387           256           --           12,643
       Other                                    --            9,791            96           --            9,887
                                            --------       --------      --------       --------       --------
                Total revenue                   --          115,484        23,311           --          138,795
                                            --------       --------      --------       --------       --------
OPERATING EXPENSES
       Payroll and employee benefits            --           60,090        13,808           --           73,898
       Provision for doubtful accounts          --           18,163         1,734           --           19,897
       Depreciation                             --            5,442           434           --            5,876
       Amortization of intangibles               128          1,718           551           --            2,397
       Other operating expenses                 --           19,166         4,554           --           23,720
       Restructuring charge                     --            2,500          --             --            2,500
                                            --------       --------      --------       --------       --------
                Total expenses                   128        107,079        21,081           --          128,288
                                            --------       --------      --------       --------       --------
OPERATING INCOME (LOSS)                         (128)         8,405         2,230           --           10,507
       Interest expense, net                   4,654             85           403           --            5,142
       Other                                    --             --            --               48             48
                                            --------       --------      --------       --------       --------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES               (4,782)         8,320         1,827            (48)         5,317

PROVISION (BENEFIT) FOR INCOME TAXES          (2,008)         3,423           840           --            2,255
                                            --------       --------      --------       --------       --------

                                              (2,774)         4,897           987            (48)         3,062

INCOME FROM WHOLLY-OWNED SUBSIDIARIES          5,836           --            --           (5,836)          --
                                            --------       --------      --------       --------       --------

NET INCOME                                  $  3,062       $  4,897      $    987       $ (5,884)      $  3,062
                                            ========       ========      ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Parent  Guarantors  Non-Guarantors  Eliminating  Consolidated
                                                                     ------  ----------  --------------  -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                     $  3,062    $  4,897     $    987       $ (5,884)    $  3,062
    Adjustments to reconcile net income to cash
      provided by (used in) operations --
       Depreciation and amortization                                    128       7,160          985           --          8,273
       Amortization of deferred compensation                             58        --           --             --             58
       Amortization of gain on sale of real estate                     --           (26)        --             --            (26)
       Provision for doubtful accounts                                 --        18,163        1,734           --         19,897
       Undistributed earnings of minority shareholder                  --          --           --               48           48
       Amortization of discount on Senior Notes                           6        --           --             --              6
       Change in assets and liabilities,
          net of effect of businesses acquired --
       Increase in accounts receivable                                 --       (27,683)      (1,872)          --        (29,555)
       Increase in inventories                                         --          (276)         (34)          --           (310)
       Increase in prepaid expenses and other                          --        (1,226)        (475)          --         (1,701)
       (Increase) decrease in due to/from affiliates                 (9,828)     (1,286)       1,115          9,999         --
       Increase (decrease) in accounts payable                         --        (2,096)       2,241           --            145
       Increase (decrease) in accrued liabilities and other          (2,660)     11,955       (1,473)          --          7,822
       Increase (decrease) in non-refundable subscription income       --            84           82           --            166
       Decrease in deferred income taxes                               --        (3,001)        (222)          --         (3,223)
                                                                   --------    --------     --------       --------     --------
          Net cash provided by (used in) operating activities        (9,234)      6,665        3,068          4,163        4,662
                                                                   --------    --------     --------       --------     --------

CASH FLOW FROM FINANCING ACTIVITIES
    Borrowings on revolving credit facility, net                      9,500        --           --             --          9,500
    Repayment of debt and capital lease obligations                    --        (1,745)        (195)          --         (1,940)
    Issuance of common stock                                           --          --          4,429         (4,429)        --
                                                                   --------    --------     --------       --------     --------
          Net cash provided by (used in) financing activities         9,500      (1,745)       4,234         (4,429)       7,560
                                                                   --------    --------     --------       --------     --------

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired                                  --          (250)      (4,428)          --         (4,678)
    Capital expenditures                                               --        (5,245)        (929)          --         (6,174)
    Increase in other assets                                           --           710       (1,667)          --           (957)
                                                                   --------    --------     --------       --------     --------
          Net cash used in investing activities                        --        (4,785)      (7,024)          --        (11,809)
                                                                   --------    --------     --------       --------     --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                (266)       --           (266)           266         (266)
                                                                   --------    --------     --------       --------     --------

INCREASE IN CASH                                                       --           135           12           --            147

CASH, beginning of period                                              --         2,917        3,594           --          6,511
                                                                   --------    --------     --------       --------     --------

CASH, end of period                                                $   --      $  3,052     $  3,606       $   --       $  6,658
                                                                   ========    ========     ========       ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES
    Fair market value of stock issued to employee benefit plan     $  1,933    $   --       $   --         $   --       $  1,933
                                                                   ========    ========     ========       ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Except for the historical information contained herein, this Report contains forward looking statements that involve risks and uncertainties regarding the value of the Company's common stock, accounts receivable collection, working capital and cash flow that could cause actual results to differ materially. The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes the Company susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; dependence on certain business relationships; risks related to intangible assets; dependence on government and third-party payors; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform and competitive market forces. This Report should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended June 30, 1998.


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

Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. The Company established an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1997


REVENUE

Total revenue increased $41.0 million, or 41.9%, from $97.8 million for the three months ended September 30, 1997 to $138.8 million for the three months ended September 30, 1998. Approximately $33.3 million of this increase resulted from the acquisition of ambulance service providers during the last three quarters of fiscal 1998 and the first quarter of fiscal 1999. Ambulance service revenue in markets served by the Company in both of the three month periods ended September 30, 1997 and 1998 increased by approximately 7.8%. Fire protection services revenue increased by $1.4 million, or 12.5%, from $11.2 million for the three months ended September 30, 1997 to $12.6 million for the three months ended September 30, 1998. Other revenue increased by $0.9 million, or 10.0%, in the three months ended September 30, 1998.

Total ambulance transports increased by 66,000, or 25.1%, from 263,000 for the three months ended September 30, 1997 to 329,000 for the three months ended September 30, 1998. The acquisition of ambulance service companies during the last three quarters of fiscal 1998 and the first quarter of fiscal 1999 accounted for 63,000 of these additional transports.

Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements.

Other revenue increased primarily because of an increase in alternative transportation services revenue resulting from acquisitions completed during the last three quarters of fiscal 1998 and the first quarter of fiscal 1999.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $21.7 million, or 41.6%, from $52.2 million for the three months ended September 30, 1997 to $73.9 million for the three months ended September 30, 1998. This increase was primarily due to the acquisition of ten ambulance service providers during the last three quarters of fiscal 1998 and the first quarter of fiscal 1999. Payroll and employee benefits expense decreased from 53.4% of total revenue for the three months ended September 30, 1997 to 53.2% of total revenue for the three months ended September 30, 1998.

Provision for doubtful accounts increased $6.7 million, or 50.8%, from $13.2 million for the three months ended September 30, 1997 to $19.9 million for the three months ended September 30, 1998. Provision for doubtful accounts increased from 13.5% of total revenue for the three months ended September 30, 1997 to 14.3% of total revenue for the three months ended September 30, 1998 and increased from 16.8% of domestic ambulance service revenue for the three months ended September 30, 1997 to 19.2% of domestic ambulance service revenue for the three months ended September 30, 1998. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth. As identified in the Company's fiscal 1998 third quarter Form 10-Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter of fiscal 1998 management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded at that time. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 13.8% of total net accounts receivable at September 30, 1998. The Company anticipates the remaining three non-integrated billing centers will be integrated during 1999.

Depreciation increased $1.8 million, or 43.9%, from $4.1 million for the three months ended September 30, 1997 to $5.9 million for the three months ended September 30, 1998, primarily as a result of increased property and equipment from recent acquisition activity. Depreciation was 4.2% of total revenue for the three months ended September 30, 1997 and 1998.

Amortization of intangibles increased by $0.9 million, or 60.0%, from $1.5 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.5% of total revenue for the three months ended September 30, 1997 to 1.7% of total revenue for the three months ended September 30, 1998.

Other operating expenses increased approximately $7.3 million, or 44.5%, from $16.4 million for the three months ended September 30, 1997 to $23.7 million for the three months ended September 30, 1998, primarily due to increased expenses associated with the operation of the ten ambulance service providers acquired during the last three quarters of fiscal 1998 and the first quarter of fiscal 1999. Other operating expenses increased from 16.8% of total revenue for the three months ended September 30, 1997 to 17.1% of total revenue for the three months ended September 30, 1998.

During the three months ended September 30, 1998, the Company recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left or have announced their intentions to leave the Company during the first quarter of fiscal 1999. Management expects those severance payments will be substantially completed during fiscal 2000.

Interest expense increased by $2.6 million from $2.5 million for the three months ended September 30, 1997 to $5.1 million for the three months ended September 30, 1998. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 77/8% Senior Notes due 2008, during the third quarter of fiscal 1998.

The Company's effective tax rate increased from 41.0% for the three months ended September 30, 1997 to 42.0% for the three months ended September 30, 1998, primarily the result of the effect of nondeductible goodwill amortization applied against earnings.


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

At September 30, 1998, the Company had working capital of $129.9 million, including cash of $6.7 million, compared to working capital of $124.2 million, including cash of $6.5 million at June 30, 1998.

During the three months ended September 30, 1998, the Company's cash flow provided by operations was $4.7 million resulting primarily from an increase in accrued and other liabilities of $7.8 million offset by a decrease in deferred income taxes of $3.2 million. Cash flow provided by operations was $5.7 million for the three months ended September 30, 1997.

Cash provided by financing activities was $7.6 million for the three months ended September 30, 1998 primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $11.8 million for the three months ended September 30, 1998 primarily because of cash paid for businesses acquired, capital expenditures and increases in other assets.

The Company's gross accounts receivable as of September 30, 1998 and June 30, 1998 was $229.9 million and $224.2 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, was $164.3 million and $154.6 million as of such dates, respectively. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas and a general industry trend towards a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

The Company's $200.0 million revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. At September 30, 1998 the interest rate was 7.31% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon the Company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $95.5 million was outstanding on the revolving credit facility at September 30, 1998. Subsequent to September 30, 1998, the Company's revolving credit facility was amended to adjust a financial covenant which restricts the Company's ratio of debt (including outstanding letters of credit) to capitalization to .625 from .60. Including the effect of this amendment, availability on the facility was approximately $40 million at November 9, 1998.

In February 1998, the Company entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or commercial paper rate plus 1.7%. At September 30, 1998 the interest rate was 7.4% on the lease line of credit. Approximately $2.7 million was outstanding on this line of credit at September 30, 1998.

In March 1998 the Company issued $150.0 million of 77/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The net proceeds of the offering, sold through private placement transactions, was used to repay the Term Loan and a portion of the balances owed on the revolving credit facility. Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at September 30, 1998 was $244,000 and such amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998 the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. See Note 3 of Notes to the Company's Consolidated Financial

Statements. The Notes contain certain covenants that, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

During the three months ended September 30, 1998 the Company purchased all the issued and outstanding stock of two companies that provide urgent home medical care and ambulance transport services in Argentina and substantially all of the assets of an ambulance service provider operating in Pennsylvania. The combined purchase price of the operations was $7.8 million. The Company paid cash of $4.7 million, issued notes payable to sellers of $0.9 million and assumed $2.2 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the twelve months subsequent to September 30, 1998. The Company's business growth occurs primarily through new business contracts and acquisitions. The Company intends to finance any contracts or acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, the financial condition of the Company and the market price of the Company's common stock. The market price of the Company's common stock will also impact the ability of the Company to complete acquisitions. The Company may be unwilling to utilize or potential acquired companies or their owners may be unwilling to accept the Company's common stock in connection with acquisitions during periods when the Company's common stock experiences substantial declines in market price. The pace of acquisitions utilizing the Company's common stock may decline unless and until the Company's common stock increases in price.


EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

The results of operations of the Company for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. At September 30, 1998 the Company recorded a $266,000 equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the Canadian dollar and the effect it had on the Company's investment in its Canadian operations. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.


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

The Company also depends upon the ability of telephone systems to be year 2000 compliant in order for the Company to receive incoming calls for service to its ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact the Company's ability to dispatch ambulance and fire protection services in a timely manner. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their year 2000 issues could impact their ability to reimburse the Company for services provided or otherwise adversely affect the Company's business, financial condition, cash flows and results of operations.

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

The cost of the Company's year 2000 compliance program has not had and is not expected to have a material impact on the Company's results of operations, financial condition or liquidity. There can be no assurance, however, that the Company will not experience material adverse consequences in the event that the Company's year 2000 compliance program is not successful or that its vendors or third-party payors are not able to resolve their year 2000 compliance issues in a timely manner.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES



PART II --         OTHER INFORMATION

         Item 1.  Legal Proceedings

         The Company, Warren S. Rustand, former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, Vice Chairman of the Board, and Robert E. Ramsey, Jr., Executive Vice President and Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. Reference is made to the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1998 regarding these legal proceedings instituted during this quarter.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.5 Amended and Restated 1992 Stock Option Plan of Registrant, as amended through October 15, 1998

                           10.6 Form of Stock option Agreement pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant

                           10.18(a) Amended and Restated Employee Stock
                                    Ownership Plan and Trust of the Registrant, effective July 1, 1997

                           27       Financial Data Schedules

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               RURAL/METRO CORPORATION





Date: November 10, 1998         By  /s/ Dean P. Hoffman
                                    -----------------------------------
                                    Dean P. Hoffman, Vice President,
                                        Financial Services
                                        and Principal Accounting Officer

                                Exhibit Index
                                -------------

  Exhibit
    No.                             Description
  -------                           -----------

   10.5 Amended and Restated 1992 Stock Option Plan of Registrant, as amended through October 15, 1998

   10.6 Form of Stock option Agreement pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant

   10.18(a) Amended and Restated Employee Stock Ownership Plan and Trust of the
            Registrant, effective July 1, 1997

   27       Financial Data Schedules