Form 10-Q
period 1998-12-31
RURAL METRO CORP /DE/
filed 1999-02-11
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

At February 10, 1999 there were 14,465,695 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                            RURAL/METRO CORPORATION

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                                  Page
                                                                                  ----
Part  I.  Financial Statements

     Item 1.  Consolidated Financial Statements:

                   Consolidated Balance Sheets                                      3

                   Consolidated Statements of Income                                4

                   Consolidated Statements of Cash Flows                            5

                   Consolidated Statements of Comprehensive Income                  6

                   Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks          24


Part II.  Other Information

     Item 1.   Legal Proceedings                                                   25

     Item 4.   Submission of Matters to Vote of Security Holders                   25

     Item 5.   Other Information                                                   26

     Item 6.   Exhibits and Reports on Form 8-K                                    26

     Signatures                                                                    27

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1998 AND JUNE 30, 1998

                                 (IN THOUSANDS)


                                                           December 31, 1998    June 30, 1998
                                                           -----------------    -------------
                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                       $   2,995          $   6,511
    Accounts receivable, net                                     173,754            154,603
    Inventories                                                   13,724             13,128
    Prepaid expenses and other                                    18,917             16,402
                                                               ---------          ---------
       Total current assets                                      209,390            190,644

PROPERTY AND EQUIPMENT, net                                       92,116             92,545

INTANGIBLE ASSETS, net                                           238,521            235,456

OTHER ASSETS                                                      21,744             16,807
                                                               ---------          ---------
                                                               $ 561,771          $ 535,452
                                                               =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                           $  12,456          $  13,435
    Accrued liabilities                                           51,549             44,406
    Current portion of long-term debt                              6,662              8,565
                                                               ---------          ---------
       Total current liabilities                                  70,667             66,406

LONG-TERM DEBT, net of current portion                           258,953            243,831

NON-REFUNDABLE SUBSCRIPTION INCOME                                13,699             13,682

DEFERRED INCOME TAXES                                             20,281             23,282

OTHER LIABILITIES                                                  1,267              2,298
                                                               ---------          ---------

       Total liabilities                                         364,867            349,499
                                                               ---------          ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  8,257              8,180
                                                               ---------          ---------

STOCKHOLDERS' EQUITY
    Common stock                                                     147                144
    Additional paid-in capital                                   137,193            134,078
    Retained earnings                                             52,840             45,139
    Deferred compensation                                             --               (349)
    Cumulative translation adjustment                               (294)                --
    Treasury stock                                                (1,239)            (1,239)
                                                               ---------          ---------
       Total stockholders' equity                                188,647            177,773
                                                               ---------          ---------
                                                               $ 561,771          $ 535,452
                                                               =========          =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Three months ended December 31,  Six months ended December 31,
                                        -------------------------------  -----------------------------
                                             1998            1997            1998            1997
                                           --------        --------        --------        --------
REVENUE
    Ambulance services                     $115,759        $ 89,769        $232,024        $167,367
    Fire protection services                 12,591          11,351          25,234          22,563
    Other                                    11,239          10,222          21,126          19,185
                                           --------        --------        --------        --------
       Total revenue                        139,589         111,342         278,384         209,115
                                           --------        --------        --------        --------

OPERATING EXPENSES
    Payroll and employee benefits            73,220          58,269         147,118         110,504
    Provision for doubtful accounts          20,265          15,612          40,162          28,826
    Depreciation                              6,009           4,712          11,885           8,813
    Amortization of intangibles               2,391           1,681           4,788           3,145
    Other operating expenses                 24,323          18,869          48,043          35,282
    Restructuring charge                         --              --           2,500              --
                                           --------        --------        --------        --------
       Total expenses                       126,208          99,143         254,496         186,570
                                           --------        --------        --------        --------

OPERATING INCOME                             13,381          12,199          23,888          22,545
Interest expense, net                         5,331           2,958          10,473           5,409
Other                                            29             130              77             130
                                           --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                    8,021           9,111          13,338          17,006
PROVISION FOR INCOME TAXES                    3,382           3,687           5,637           6,924
                                           --------        --------        --------        --------

NET INCOME                                 $  4,639        $  5,424        $  7,701        $ 10,082
                                           ========        ========        ========        ========

BASIC EARNINGS PER SHARE                   $   0.32        $   0.40        $   0.54        $   0.76
                                           ========        ========        ========        ========

DILUTED EARNINGS PER SHARE                 $   0.32        $   0.38        $   0.53        $   0.73
                                           ========        ========        ========        ========

AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC                       14,465          13,482          14,368          13,196

AVERAGE NUMBER OF SHARES
   OUTSTANDING - DILUTED                     14,665          14,200          14,593          13,805

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six months ended December 31,
                                                                         -----------------------------
                                                                             1998          1997
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                       $  7,701      $ 10,082
          Adjustments to reconcile net income to cash provided by
               (used in) operating activities --
              Depreciation and amortization                                  16,673        11,958
              Amortization of deferred compensation                              80           314
              Amortization of gain on sale of real estate                       (52)          (52)
              Provision for doubtful accounts                                40,162        28,826
              Undistributed earnings of minority shareholder                     77           130
              Amortization of discount on Senior Notes                           13            --
          Change in assets and liabilities, net of effect
               of businesses acquired --
              Increase in accounts receivable                               (59,312)      (64,263)
              Increase in inventories                                          (596)         (997)
              Increase in prepaid expenses and other                         (2,759)       (2,213)
              Increase (decrease) in accounts payable                        (1,154)          905
              Increase in accrued liabilities and other                       6,454         8,905
              Increase (decrease) in nonrefundable subscription income           17          (129)
              Increase (decrease) in deferred income taxes                   (3,223)          516
                                                                           --------      --------
                 Net cash provided by (used in) operating activities          4,081        (6,018)
                                                                           --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
          Borrowings on revolving credit facility, net                       16,100        45,300
          Repayment of debt and capital lease obligations                    (3,765)      (14,416)
          Issuance of common stock                                            1,186         2,317
                                                                           --------      --------
                 Net cash provided by financing activities                   13,521        33,201
                                                                           --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
          Cash paid for businesses acquired                                  (4,873)       (9,824)
          Capital expenditures                                              (11,032)      (14,909)
          Increase in other assets                                           (4,919)       (3,587)
                                                                           --------      --------
                 Net cash used in investing activities                      (20,824)      (28,320)
                                                                           --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                        (294)           --
                                                                           --------      --------

DECREASE IN CASH                                                             (3,516)       (1,137)

CASH, beginning of period                                                     6,511         3,398
                                                                           --------      --------

CASH, end of period                                                        $  2,995      $  2,261
                                                                           ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
          Fair market value of stock issued to employee benefit plan       $  1,933      $     --
                                                                           ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                       Three months ended December 31,   Six months ended December 31,
                                                       -------------------------------   -----------------------------
                                                            1998           1997              1998            1997
                                                          -------         ------           -------         -------
NET INCOME                                                $ 4,639         $5,424           $ 7,701         $10,082

     Other comprehensive income (loss) net of tax:

        Foreign currency translation adjustments              (28)            --              (294)             --
                                                          -------         ------           -------         -------

COMPREHENSIVE INCOME                                      $ 4,611         $5,424           $ 7,407         $10,082
                                                          =======         ======           =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three and six month periods ended December 31, 1998 and 1997 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

         The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


(2)      ACQUISITIONS

         During the six months ended December 31, 1998, the Company purchased all of the issued and outstanding stock of two companies that provide urgent home medical attention and ambulance transport services in Argentina and the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Georgia (the 1999 Acquisitions).

         The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

         The aggregate purchase price consisted of the following:


                                                (in thousands)
Cash                                                 $4,873
Notes payable to sellers                                872
Assumption of liabilities                             2,305
                                                     ------
                                                     $8,050
                                                     ======

         The unaudited pro forma combined condensed statement of income for the fiscal year ended June 30, 1998 gives effect to the 1999 Acquisitions and the acquisitions completed by the Company during the year ended June 30, 1998 as if each had been consummated on July 1, 1997. The unaudited pro forma combined condensed statement of income for the six months ended December 31, 1998 gives effect to the 1999 Acquisitions as if each had been consummated on July 1, 1998.

         The pro forma combined condensed financial statements do not purport to represent what the Company's actual results of operations or financial position would have been had such transactions in fact occurred on such dates. The pro forma combined condensed statements of income also do not

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         purport to project the results of operations of the Company for the current year or for any future period.


                                         YEAR ENDED                   SIX MONTHS ENDED
                                        JUNE 30, 1998                 DECEMBER 31, 1998
                                 ---------------------------     ---------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  PRO FORMA                       PRO FORMA
                                 HISTORICAL        COMBINED       HISTORICAL       COMBINED
                                 ----------        --------       ----------       --------
Revenue                          $   475,558     $   538,991     $   278,384     $   278,868
Net income                       $     7,505     $     9,782     $     7,701     $     7,738
Earnings per share - basic       $      0.55     $      0.70     $      0.54     $      0.54
Earnings per share - diluted     $      0.54     $      0.67     $      0.53     $      0.53

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


(3)      CREDIT AGREEMENTS AND BORROWINGS

         In March 1998, the Company issued $150.0 million of 77/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company also recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at December 31, 1998 was $238,000 and such amount is recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

         The financial statements presented below include the separate or combined financial position, results of operations and cash flows for the six months ended December 31, 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Consolidating financial statements for the six months ended December 31, 1997

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         have not been presented as such presentation is considered to be insignificant since most of the Non-guarantors did not exist in that period. The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Parent      Guarantors   Non-Guarantors  Eliminating   Consolidated
                                                               ---------    ----------   --------------  -----------   ------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                       $      --    $     943      $   2,052      $      --      $   2,995
    Accounts receivable, net                                          --      157,044         16,710             --        173,754
    Inventories                                                       --       12,669          1,055             --         13,724
    Prepaid expenses and other                                       531       15,675          2,711             --         18,917
                                                               ---------    ---------      ---------      ---------      --------
       Total current assets                                          531      186,331         22,528             --        209,390
PROPERTY AND EQUIPMENT, net                                           --       85,007          7,109             --         92,116
INTANGIBLE ASSETS, net                                                --      165,043         73,478             --        238,521
DUE TO (FROM) AFFILIATES                                         295,992     (253,644)       (42,348)            --             --
OTHER ASSETS                                                       4,440       14,693          2,611             --         21,744
INVESTMENT IN SUBSIDIARIES                                       143,211           --             --       (143,211)            --
                                                               ---------    ---------      ---------      ---------      --------
                                                               $ 444,174    $ 197,430      $  63,378      $(143,211)     $561,771
                                                               =========    =========      =========      =========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                           $      --    $   6,390      $   6,066      $      --      $  12,456
    Accrued liabilities                                            3,665       31,851         16,033             --         51,549
    Current portion of long-term debt                                 --        6,097            565             --          6,662
                                                               ---------    ---------      ---------      ---------      --------
       Total current liabilities                                   3,665       44,338         22,664             --         70,667
LONG-TERM DEBT, net of current portion                           251,862        5,625          1,466             --        258,953
NON-REFUNDABLE SUBSCRIPTION INCOME                                    --       13,565            134             --         13,699
DEFERRED INCOME TAXES                                                 --       20,043            238             --         20,281
OTHER LIABILITIES                                                     --        1,267             --             --          1,267
                                                               ---------    ---------      ---------      ---------      --------
       Total liabilities                                         255,527       84,838         24,502             --        364,867
                                                               ---------    ---------      ---------      ---------      --------
MINORITY INTEREST                                                     --           --             --          8,257          8,257
STOCKHOLDERS' EQUITY
    Common stock                                                     147           82             17            (99)           147
    Additional paid-in capital                                   137,193       54,622         34,942        (89,564)       137,193
    Retained earnings                                             52,840       57,888          4,211        (62,099)        52,840
    Deferred compensation                                             --           --             --             --             --
    Cumulative translation adjustment                               (294)          --           (294)           294           (294)
    Treasury stock                                                (1,239)          --             --             --         (1,239)
                                                               ---------    ---------      ---------      ---------      --------
       Total stockholders' equity                                188,647      112,592         38,876       (151,468)       188,647
                                                               ---------    ---------      ---------      ---------      --------
                                                               $ 444,174    $ 197,430      $  63,378      $(143,211)     $561,771
                                                               =========    =========      =========      =========      ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1998

                                 (IN THOUSANDS)

                                                                Parent     Guarantors  Non-Guarantors   Eliminating    Consolidated
                                                               ---------   ----------  --------------   -----------    ------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                       $      --   $   2,917      $   3,594      $      --      $   6,511
    Accounts receivable, net                                          --     139,673         14,930             --        154,603
    Inventories                                                       --      12,149            979             --         13,128
    Prepaid expenses and other                                       531      14,717          1,154             --         16,402
                                                               ---------   ---------      ---------      ---------      --------
       Total current assets                                          531     169,456         20,657             --        190,644
PROPERTY AND EQUIPMENT, net                                           --      87,132          5,413             --         92,545
INTANGIBLE ASSETS, net                                                --     167,630         67,826             --        235,456
DUE TO (FROM) AFFILIATES                                         286,420    (244,979)       (41,441)            --             --
OTHER ASSETS                                                       4,654      11,160            993             --         16,807
INVESTMENT IN SUBSIDIARIES                                       125,726          --             --       (125,726)            --
                                                               ---------   ---------      ---------      ---------      --------
                                                               $ 417,331   $ 190,399      $  53,448      $(125,726)     $ 535,452
                                                               =========   =========      =========      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                           $      --   $   8,828      $   4,607      $      --      $ 13,435
    Accrued liabilities                                            3,808      26,863         13,735             --         44,406
    Current portion of long-term debt                                 --       7,939            626             --          8,565
                                                               ---------   ---------      ---------      ---------      --------
       Total current liabilities                                   3,808      43,630         18,968             --         66,406
LONG-TERM DEBT, net of current portion                           235,750       7,100            981             --        243,831
NON-REFUNDABLE SUBSCRIPTION INCOME                                    --      13,604             78             --         13,682
DEFERRED INCOME TAXES                                                 --      23,044            238             --         23,282
OTHER LIABILITIES                                                     --       1,439            859             --          2,298
                                                               ---------   ---------      ---------      ---------      --------
       Total liabilities                                         239,558      88,817         21,124             --        349,499
                                                               ---------   ---------      ---------      ---------      --------
MINORITY INTEREST                                                     --          --             --          8,180          8,180
STOCKHOLDERS' EQUITY
    Common stock                                                     144          82             17            (99)           144
    Additional paid-in capital                                   134,078      54,622         30,513        (85,135)       134,078
    Retained earnings                                             45,139      46,878          1,794        (48,672)        45,139
    Deferred compensation                                           (349)         --             --             --           (349)
    Treasury stock                                                (1,239)         --             --             --         (1,239)
                                                               ---------   ---------      ---------      ---------      --------
       Total stockholders' equity                                177,773     101,582         32,324       (133,906)       177,773
                                                               ---------   ---------      ---------      ---------      --------
                                                               $ 417,331   $ 190,399      $  53,448      $(125,726)     $535,452
                                                               =========   =========      =========      =========      ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                        CONSOLIDATING STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                           Parent      Guarantors  Non-Guarantors  Eliminating  Consolidated
                                           -------     ----------  --------------  -----------  ------------
REVENUE
       Ambulance services                  $    --      $ 93,874      $ 21,885      $    --       $115,759
       Fire protection services                 --        12,309           282           --         12,591
       Other                                    --        10,194         1,045           --         11,239
                                           -------      --------      --------      -------       --------
                Total revenue                   --       116,377        23,212           --        139,589
                                           -------      --------      --------      -------       --------

OPERATING EXPENSES
       Payroll and employee benefits            --        59,166        14,054           --         73,220
       Provision for doubtful accounts          --        18,782         1,483           --         20,265
       Depreciation                             --         5,559           450           --          6,009
       Amortization of intangibles              86         1,737           568           --          2,391
       Other operating expenses                 --        20,430         3,893           --         24,323
       Restructuring charge                     --            --            --           --             --
                                           -------      --------      --------      -------       --------
                Total expenses                  86       105,674        20,448           --        126,208
                                           -------      --------      --------      -------       --------

OPERATING INCOME (LOSS)                        (86)       10,703         2,764           --         13,381
       Interest expense, net                 4,872            10           449           --          5,331
       Other                                    --            --            --           29             29
                                           -------      --------      --------      -------       --------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES             (4,958)       10,693         2,315          (29)         8,021

PROVISION (BENEFIT) FOR INCOME TAXES        (2,083)        4,580           885           --          3,382
                                           -------      --------      --------      -------       --------

                                            (2,875)        6,113         1,430          (29)         4,639

INCOME FROM WHOLLY-OWNED SUBSIDIARIES        7,514            --            --       (7,514)            --
                                           -------      --------      --------      -------       --------

NET INCOME                                 $ 4,639      $  6,113      $  1,430      $(7,543)      $  4,639
                                           =======      ========      ========      =======       ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                        CONSOLIDATING STATEMENT OF INCOME
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                            Parent      Guarantors  Non-Guarantors  Eliminating  Consolidated
                                           --------     ----------  --------------  -----------  ------------
REVENUE
       Ambulance services                  $     --      $187,180      $ 44,844      $     --      $232,024
       Fire protection services                  --        24,696           538            --        25,234
       Other                                     --        19,985         1,141            --        21,126
                                           --------      --------      --------      --------      --------
                Total revenue                    --       231,861        46,523            --       278,384
                                           --------      --------      --------      --------      --------

OPERATING EXPENSES
       Payroll and employee benefits             --       119,256        27,862            --       147,118
       Provision for doubtful accounts           --        36,945         3,217            --        40,162
       Depreciation                              --        11,001           884            --        11,885
       Amortization of intangibles              214         3,455         1,119            --         4,788
       Other operating expenses                  --        39,596         8,447            --        48,043
       Restructuring charge                      --         2,500            --            --         2,500
                                           --------      --------      --------      --------      --------
                Total expenses                  214       212,753        41,529            --       254,496
                                           --------      --------      --------      --------      --------

OPERATING INCOME (LOSS)                        (214)       19,108         4,994            --        23,888
       Interest expense, net                  9,526            95           852            --        10,473
       Other                                     --            --            --            77            77
                                           --------      --------      --------      --------      --------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES              (9,740)       19,013         4,142           (77)       13,338

PROVISION (BENEFIT) FOR INCOME TAXES         (4,091)        8,003         1,725            --         5,637
                                           --------      --------      --------      --------      --------

                                             (5,649)       11,010         2,417           (77)        7,701

INCOME FROM WHOLLY-OWNED SUBSIDIARIES        13,350            --            --       (13,350)           --
                                           --------      --------      --------      --------      --------

NET INCOME                                 $  7,701      $ 11,010      $  2,417      $(13,427)     $  7,701
                                           ========      ========     =========      ========      ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   Parent    Guarantors  Non-Guarantors   Eliminating   Consolidated
                                                                   ------    ----------  --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                    $  7,701    $ 11,010       $ 2,417       $(13,427)     $  7,701
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities --
       Depreciation and amortization                                   214      14,456         2,003             --        16,673
       Amortization of deferred compensation                            80          --            --             --            80
       Amortization of gain on sale of real estate                      --         (52)           --             --           (52)
       Provision for doubtful accounts                                  --      36,945         3,217             --        40,162
       Undistributed earnings of minority shareholder                   --          --            --             77            77
       Amortization of discount on Senior Notes                         13          --            --             --            13
       Change in assets and liabilities,
          net of effect of businesses acquired --
       Increase in accounts receivable                                  --     (54,315)       (4,997)            --       (59,312)
       Increase in inventories                                          --        (520)          (76)            --          (596)
       Increase in prepaid expenses and other                           --      (1,377)       (1,382)            --        (2,759)
       (Increase) decrease in due to/from affiliates               (25,126)      6,774           867         17,485            --
       Increase (decrease) in accounts payable                          --      (2,440)        1,286             --        (1,154)
       Increase (decrease) in accrued liabilities and other            126       6,607          (279)            --         6,454
       Increase (decrease) in non-refundable subscription income        --         (39)           56             --            17
       Decrease in deferred income taxes                                --      (3,001)         (222)            --        (3,223)
                                                                  --------    --------       -------       --------      --------
          Net cash provided by (used in) operating activities      (16,992)     14,048         2,890          4,135         4,081
                                                                  --------    --------       -------       --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
    Borrowings on revolving credit facility, net                    16,100          --            --             --        16,100
    Repayment of debt and capital lease obligations                     --      (3,392)         (373)            --        (3,765)
    Issuance of common stock                                         1,186          --         4,429         (4,429)        1,186
                                                                  --------    --------       -------       --------      --------
          Net cash provided by (used in) financing activities       17,286      (3,392)        4,056         (4,429)       13,521
                                                                  --------    --------       -------       --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired                                   --        (445)       (4,428)            --        (4,873)
    Capital expenditures                                                --      (8,867)       (2,165)            --       (11,032)
    Increase in other assets                                            --      (3,318)       (1,601)            --        (4,919)
                                                                  --------    --------       -------       --------      --------
          Net cash used in investing activities                         --     (12,630)       (8,194)            --       (20,824)
                                                                  --------    --------       -------       --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                               (294)         --          (294)           294          (294)
                                                                  --------    --------       -------       --------      --------

DECREASE IN CASH                                                        --      (1,974)       (1,542)            --        (3,516)

CASH, beginning of period                                               --       2,917         3,594             --         6,511
                                                                  --------    --------       -------       --------      --------

CASH, end of period                                               $     --    $    943       $ 2,052       $     --      $  2,995
                                                                  ========    ========       =======       ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES
    Fair market value of stock issued to employee benefit plan    $  1,933    $     --       $    --       $     --      $  1,933
                                                                  ========    ========       =======       ========      ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      FINANCIAL INSTRUMENTS

         The Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

         In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at December 31, 1998. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rate for the three months and six months ended December 31, 1998 was 5.33%. As a result of this swap agreement interest expense was reduced by approximately $26,000 during the three months and six months ended December 31, 1998. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.


(5)      COMMITMENTS AND CONTINGENCIES

         In 1994, the Company entered into a Management Agreement with another Corporation (Corporation) to manage the operations of one of the Company's subsidiaries which does not provide ambulance or fire protection services. The Company also entered into an Option Agreement whereby the Corporation had the option to purchase the assets of this subsidiary and the Company had the option to sell the assets of this subsidiary. A dispute has arisen regarding the terms of the Option Agreement. Although the final outcome of this dispute is unknown at this time, the Company may incur a loss on its investment in this subsidiary upon final resolution of this matter. Any loss, however, is not expected to have a material impact on the Company's financial condition and results of operations.

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



THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997


REVENUE

Total revenue increased $28.3 million, or 25.4%, from $111.3 million for the three months ended December 31, 1997 to $139.6 million for the three months ended December 31, 1998. Approximately $21.7 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Ambulance service revenue in markets served by the Company in both of the three month periods ended December 31, 1997 and 1998 increased by approximately 4.8%. Fire protection services revenue increased by $1.2 million, or 10.5%, from $11.4 million for the three months ended December 31, 1997 to $12.6 million for the three months ended December 31, 1998. Other revenue increased by $1.0 million, or 9.8%, in the three months ended December 31, 1998.

Total ambulance transports increased by 24,000, or 8.0%, from 301,000 for the three months ended December 31, 1997 to 325,000 for the three months ended December 31, 1998. The acquisition of ambulance service companies during the last two quarters of fiscal 1998 accounted for these additional transports.

Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements.

Other revenue increased primarily because of an increase in alternative transportation services revenue resulting from acquisitions completed during the last two quarters of fiscal 1998.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $14.9 million, or 25.6%, from $58.3 million for the three months ended December 31, 1997 to $73.2 million for the three months ended December 31, 1998. This increase was primarily due to the acquisition of seven ambulance service providers during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Payroll and employee benefits expense increased from 52.3% of total revenue for the three months ended December 31, 1997 to 52.5% of total revenue for the three months ended December 31, 1998.

Provision for doubtful accounts increased $4.7 million, or 30.1%, from $15.6 million for the three months ended December 31, 1997 to $20.3 million for the three months ended December 31, 1998. Provision for doubtful accounts increased from 14.0% of total revenue for the three months ended December 31, 1997 to 14.5% of total revenue for the three months ended December 31, 1998 and increased from 17.5% of domestic ambulance service revenue for the three months ended December 31, 1997 to 19.7% of domestic ambulance service revenue for the three months ended December 31, 1998. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth. As identified in the Company's fiscal 1998 third quarter Form 10-Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter of fiscal 1998 management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded at that time. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 12.9% of total net accounts receivable at December 31, 1998. The Company anticipates the remaining three non-integrated billing centers will be integrated during 1999.

Depreciation increased $1.3 million, or 27.7%, from $4.7 million for the three months ended December 31, 1997 to $6.0 million for the three months ended December 31, 1998, primarily as a result of increased property and equipment from recent acquisition activity. Depreciation was 4.2% and 4.3% of total revenue for the three months ended December 31, 1997 and 1998, respectively.

Amortization of intangibles increased by $0.7 million, or 41.2%, from $1.7 million for the three months ended December 31, 1997 to $2.4 million for the three months ended December 31, 1998. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.5% of total revenue for the three months ended December 31, 1997 to 1.7% of total revenue for the three months ended December 31, 1998.

Other operating expenses increased approximately $5.4 million, or 28.6%, from $18.9 million for the three months ended December 31, 1997 to $24.3 million for the three months ended December 31, 1998, primarily due to increased expenses associated with the operation of the seven ambulance service providers acquired during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Other operating expenses increased from 17.0% of total revenue for the three months ended December 31, 1997 to 17.4% of total revenue for the three months ended December 31, 1998.

Interest expense increased by $2.3 million from $3.0 million for the three months ended December 31, 1997 to $5.3 million for the three months ended December 31, 1998. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 77/8% Senior Notes due 2008, during the third quarter of fiscal 1998.

The Company's effective tax rate increased from 40.0% for the three months ended December 31, 1997 to 42.0% for the three months ended December 31, 1998, primarily the result of the effect of nondeductible goodwill amortization applied against earnings.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997


REVENUE

Total revenue increased $69.3 million, or 33.1%, from $209.1 million for the six months ended December 31, 1997 to $278.4 million for the six months ended December 31, 1998. Approximately $54.3 million of this increase resulted from the acquisition of ambulance service providers during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Ambulance service revenue in markets served by the Company in both of the six month periods ended December 31, 1997 and 1998 increased by approximately 6.2% Fire protection services revenue increased by $2.6 million, or 11.5%, from $22.6 million for the six months ended December 31, 1997 to $25.2 million for the six months ended December 31, 1998. Other revenue increased by $1.9 million, or 9.9%, in the six months ended December 31, 1998.

Total ambulance transports increased by 90,000, or 16.0%, from 564,000 for the six months ended December 31, 1997 to 654,000 for the six months ended December 31, 1998. The acquisition of ambulance service companies during the last two quarters of fiscal 1998 accounted for 88,000 of these additional transports.

Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements.

Other revenue increased primarily because of an increase in alternative transportation services revenue resulting from acquisitions completed during the last two quarters of fiscal 1998.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $36.6 million, or 33.1%, from $110.5 million for the six months ended December 31, 1997 to $147.1 million for the six months ended December 31, 1998. This increase was primarily due to the acquisition of seven ambulance service providers during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Payroll and employee benefits expense was 52.8% of total revenue for both the six month periods ended December 31, 1997 and 1998.

Provision for doubtful accounts increased $11.4 million, or 39.6%, from $28.8 million for the six months ended December 31, 1997 to $40.2 million for the six months ended December 31, 1998. Provision for doubtful accounts increased from 13.8% of total revenue for the six months ended December 31, 1997 to 14.4% of total revenue for the six months ended December 31, 1998 and increased from 17.2% of domestic ambulance service revenue for the six months ended December 31, 1997 to 19.5% of domestic ambulance service revenue for the six months ended December 31, 1998. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth. As identified in the Company's fiscal 1998 third quarter Form 10-Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter of fiscal 1998 management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded at that time. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 12.9% of total net accounts receivable at December 31, 1998. The Company anticipates the remaining three non-integrated billing centers will be integrated during 1999.

Depreciation increased $3.1 million, or 35.2%, from $8.8 million for the six months ended December 31, 1997 to $11.9 million for the six months ended December 31, 1998, primarily as a result of increased property and equipment from recent acquisition activity. Depreciation was 4.2% and 4.3% of total revenue for the six months ended December 31, 1997 and 1998, respectively.

Amortization of intangibles increased by $1.7 million, or 54.8%, from $3.1 million for the six months ended December 31, 1997 to $4.8 million for the six months ended December 31, 1998. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.5% of total revenue for the six months ended December 31, 1997 to 1.7% of total revenue for the six months ended December 31, 1998.

Other operating expenses increased approximately $12.7 million, or 36.0%, from $35.3 million for the six months ended December 31, 1997 to $48.0 million for the six months ended December 31, 1998, primarily due to increased expenses associated with the operation of the seven ambulance service providers acquired during the last two quarters of fiscal 1998 and the first two quarters of fiscal 1999. Other operating expenses increased from 16.9% of total revenue for the six months ended December 31, 1997 to 17.3% of total revenue for the six months ended December 31, 1998.

During the six months ended December 31, 1998, the Company recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who left or announced their intentions to leave the Company during the first quarter of fiscal 1999. Management expects those severance payments will be substantially completed during fiscal 2000.

Interest expense increased by $5.1 million from $5.4 million for the six months ended December 31, 1997 to $10.5 million for the six months ended December 31, 1998. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 77/8% Senior Notes due 2008, during the third quarter of fiscal 1998.

The Company's effective tax rate increased from 40.4% for the six months ended December 31, 1997 to 42.0% for the six months ended December 31, 1998, primarily the result of the effect of nondeductible goodwill amortization applied against earnings.


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

At December 31, 1998, the Company had working capital of $138.7 million, including cash of $3.0 million, compared to working capital of $124.2 million, including cash of $6.5 million at June 30, 1998.

During the six months ended December 31, 1998, the Company's cash flow provided by operating activities was $4.1 million resulting primarily from an increase in accrued and other liabilities of $6.5 million offset by a decrease in deferred income taxes of $3.2 million. Cash flow used in operating activities was $6.0 million for the six months ended December 31, 1997.

Cash provided by financing activities was $13.5 million for the six months ended December 31, 1998 primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $20.8 million for the six months ended December 31, 1998 primarily because of cash paid for businesses acquired, capital expenditures and increases in other assets.

The Company's gross accounts receivable as of December 31, 1998 and June 30, 1998 was $229.0 million and $224.2 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, was $173.8 million and $154.6 million as of such dates, respectively. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas and a general industry trend towards a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

The Company's $200.0 million revolving credit facility is priced at prime rate, Federal Funds rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. At December 31, 1998 the interest rate was 7.11% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon the Company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $101.5 million was outstanding on the revolving credit facility at December 31, 1998. Availability on the facility was approximately $46.2 million at December 31, 1998.

In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at December 31, 1998. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rate for the three months and six months ended December 31, 1998 was 5.33%. As a result of this swap agreement interest expense was reduced by approximately $26,000 during the three months and six months ended December 31, 1998. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.

In February 1998, the Company entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or commercial paper rate plus 1.7%. At December 31, 1998 the interest rate was 7.4% on the lease line of credit. Approximately $2.3 million was outstanding on this line of credit at December 31, 1998.

In March 1998 the Company issued $150.0 million of 77/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The net proceeds of the offering, sold through private placement transactions, was used to repay the Term Loan and a portion of the balances owed on the revolving credit facility. Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at December 31, 1998 was $238,000 and such amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998 the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. See Note 3 of Notes to the Company's Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

During the six months ended December 31, 1998 the Company purchased all the issued and outstanding stock of two companies that provide urgent home medical care and ambulance transport services in Argentina and substantially all of the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Georgia. The combined purchase price of the operations was $8.1 million. The Company paid cash of $4.9 million, issued notes payable to sellers of $0.9 million and assumed $2.3 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the twelve months subsequent to December 31, 1998. The Company's business growth occurs primarily through new business contracts and acquisitions. The Company intends to finance any contracts or acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, the financial condition of the Company and the market price of the Company's common stock.

The market price of the Company's common stock impacts the Company's ability to complete acquisitions. The Company may be unwilling to utilize or potential acquired companies or their owners may be unwilling to accept the Company's common stock in connection with acquisitions. In addition, the market price performance of the Company's common stock may make raising funds more difficult and costly. As a result of a decline in the market price of the Company's common stock in the fourth quarter of fiscal 1998, the pace of acquisitions utilizing the Company's common stock has declined. Continued weakness in the market price of the Company's common stock could adversely affect the Company's ability or willingness to make additional acquisitions. Declines in the market price of the Company's common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.

MEDICARE REIMBURSEMENT

In January 1999, the Health Care Financing Administration (HCFA) announced its intention to form a negotiated rule-making committee. The committee will convene in February 1999. The negotiated rule-making process will govern rules for Medicare reimbursement to begin in 2000. HCFA also announced rules which become effective in February 1999. These rules require, among other things, that a physician's certification be obtained for certain ambulance transports. The Company has implemented a program to comply with the new rules. The American Ambulance Association, on behalf of the Company and other association members, has requested interpretation and clarification of the new rules.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

The results of operations of the Company for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. At December 31, 1998 the Company recorded a $294,000 equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the Canadian dollar and the effect it had on the Company's investment in its Canadian operations. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program, utilizing both internal and external resources, to ensure that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. The Company's assessment of this equipment and systems, both internally developed and purchased from third-party vendors, is nearly complete. Included in this assessment is a formal communication program with the Company's significant vendors to determine the extent to which the Company is vulnerable to those vendors who fail to remediate their own Year 2000 non-compliance.

The Company is highly dependent on vendor remediation and testing of vendor systems. The results of the assessments completed to date have indicated that the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. The upgrading or replacement of identified non-compliant equipment and systems has begun. The Company will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for Year 2000 compliance. If the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, the Company may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect the Company's operations and the Company may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

The Company is dependent upon vendors who provide services such as electrical power, water, fuel for vehicles and other necessary commodities. The Company also depends upon the ability of telephone systems to be Year 2000 compliant in order for the Company to receive incoming calls for service to its ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact the Company's ability to dispatch and respond to requests for ambulance and fire protection services. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 issues could impact their ability to reimburse the Company for services provided. The failure of any of these systems could adversely affect the Company's business, financial condition, cash flows and results of operations. The Company does not control these systems and is dependent upon the service providers and third-party payors to remediate any Year 2000 non-compliance related to their own systems.

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

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


The Company enters into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at December 31, 1998. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rate for the three months and six months ended December 31, 1998 was 5.33%. As a result of this swap agreement interest expense was reduced by approximately $26,000 during the three months and six months ended December 31, 1998. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGs

The Company, Warren S. Rustand, former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, Vice Chairman of the Board, and Robert
E. Ramsey, Jr., Executive Vice President and Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. Reference is made to the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1998 regarding these legal proceedings instituted during the quarter ended September 30, 1998.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on November 19, 1998. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for three-year terms or until their successors are elected and qualified:

Nominee               Votes in Favor   Withheld
-------               --------------   --------
Robert E. Ramsey        11,029,808     267,789
Louis A. Witzeman       11,150,270     147,327
Mary Anne Carpenter     11,066,341     231,256

The following directors' terms of office continued after the 1998 Annual Meeting of Stockholders:

         Cor J. Clement
         James H. Bolin
         Louis G. Jekel
         William C. Turner
         Henry G. Walker

The following additional item was voted upon by the Company's stockholders:

         Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending June 30, 1999.

       Votes in Favor       Opposed        Abstained       Broker Non-Vote
       --------------       -------        ---------       ---------------
         11,223,532         50,021           24,044              -0-

ITEM 5 -- OTHER INFORMATION

On November 20, 1998, the Board of Directors unanimously elected John B. Furman to the Company's Board of Directors.


ITEM 6--  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.16(k) Separation Agreement and Release by and between
                           Registrant and Robert T. Edwards effective December 31, 1998.

                  27       Financial Data Schedules

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RURAL/METRO CORPORATION





Date: February 11, 1999                    By  /s/ Dean P. Hoffman
                                               ---------------------------------
                                               Dean P. Hoffman, Vice President,
                                               Financial Services and Principal
                                                     Accounting Officer

                                 Exhibit Index


 Exhibit No.                      Description
 -----------                      -----------
   10.16(k) Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998.

   27         Financial Data Schedule