Form 10-Q
period 1999-03-31
RURAL METRO CORP /DE/
filed 1999-05-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [V] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                (602) 606-3886
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    ---
At May 13, 1999 there were 14,526,627 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q


                                                                           Page

Part I.  Financial Statements

   Item 1.    Consolidated Financial Statements:

                  Consolidated Balance Sheets                                3

                  Consolidated Statements of Income                          4

                  Consolidated Statements of Cash Flows                      5

                  Consolidated Statements of Comprehensive Income            6

                  Notes to Consolidated Financial Statements                 7


   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           19

   Item 3.    Quantitative and Qualitative Disclosures About Market Risks   27



Part II.  Other Information

   Item 1.    Legal Proceedings                                             29

   Item 6.    Exhibits and Reports on Form 8-K                              29


 Signatures                                                                 30

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998
                                 (IN THOUSANDS)

                                                         March 31, 1999    June 30, 1998
                                                         --------------    -------------
                                                          (Unaudited)
                                      ASSETS
    CURRENT ASSETS

    Cash                                                     $   5,264    $   6,511
    Accounts receivable, net                                   183,678      154,603
    Inventories                                                 14,653       13,128
    Prepaid expenses and other                                  12,436       16,402
                                                             ---------    ---------
       Total current assets                                    216,031      190,644

PROPERTY AND EQUIPMENT, net                                     92,665       92,545

INTANGIBLE ASSETS, net                                         246,367      235,456

OTHER ASSETS                                                    22,622       16,807
                                                             ---------    ---------
                                                             $ 577,685    $ 535,452
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                         $  11,019    $  13,435
    Accrued liabilities                                         41,572       44,406
    Current portion of long-term debt                            6,704        8,565
                                                             ---------    ---------
       Total current liabilities                                59,295       66,406

LONG-TERM DEBT, net of current portion                         269,415      243,831

NON-REFUNDABLE SUBSCRIPTION INCOME                              14,135       13,682

DEFERRED INCOME TAXES                                           31,273       23,282

OTHER LIABILITIES                                                1,287        2,298
                                                             ---------    ---------

       Total liabilities                                       375,405      349,499
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                8,318        8,180
                                                             ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock                                                   148          144
    Additional paid-in capital                                 137,765      134,078
    Retained earnings                                           57,551       45,139
    Deferred compensation                                           --         (349)
    Cumulative translation adjustment                             (263)          --
    Treasury stock                                              (1,239)      (1,239)
                                                             ---------    ---------
       Total stockholders' equity                              193,962      177,773
                                                             ---------    ---------
                                                             $ 577,685    $ 535,452
                                                             =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

                             RURAL/METRO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     Three months ended        Nine months ended
                                          March 31,                  March 31,
                                      1999         1998          1999         1998
                                      ----         ----          ----         ----
REVENUE
   Ambulance services               $ 119,751   $ 107,279    $ 351,775   $ 274,646
    Fire protection services           12,372      11,547       37,606      34,110
    Other                              10,810      10,957       31,936      30,142
                                    ---------   ---------    ---------   ---------
       Total revenue                  142,933     129,783      421,317     338,898
                                    ---------   ---------    ---------   ---------

OPERATING EXPENSES
    Payroll and employee benefits      74,966      68,599      222,084     179,103
    Provision for doubtful             20,886      17,397       61,048      46,223
      accounts
    Depreciation                        6,096       4,871       17,981      13,684
    Amortization of intangibles         2,134       2,010        6,922       5,155
    Other operating expenses           25,109      22,623       73,152      57,905
    Restructuring charge                   --          --        2,500          --
                                    ---------   ---------    ---------   ---------
       Total expenses                 129,191     115,500      383,687     302,070
                                    ---------   ---------    ---------   ---------

OPERATING INCOME                       13,742      14,283       37,630      36,828
    Interest expense, net               5,519       3,705       15,992       9,114
    Other                                  61        (126)         138           4
                                    ---------   ---------    ---------   ---------

INCOME BEFORE INCOME TAXES              8,162      10,704       21,500      27,710

PROVISION FOR INCOME TAXES              3,451       4,332        9,088      11,256
                                    ---------   ---------    ---------   ---------

NET INCOME                          $   4,711   $   6,372    $  12,412   $  16,454
                                    =========   =========    =========   =========

BASIC EARNINGS PER SHARE

                                    $    0.32   $    0.47    $    0.86   $    1.23
                                    =========   =========    =========   =========

DILUTED EARNINGS PER SHARE

                                    $    0.32   $    0.45    $    0.85   $    1.18
                                    =========   =========    =========   =========

AVERAGE NUMBER OF SHARES OF
     OUTSTANDING - BASIC               14,524      13,631       14,420      13,332

AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED             14,710      14,310       14,632      13,968



The accompanying notes are an integral part of these consolidated financial statements.

                           RURAL/METRO CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 ((UNAUDITED)
                                (IN THOUSANDS)

                                                                         Nine months ended March 31,
                                                                         ---------------------------
                                                                             1999          1998
                                                                             ----          ----

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                            $  12,412    $  16,454
    Adjustments to reconcile net income to cash provided by
         (used in) operating activities                                          --
       Depreciation and amortization                                         24,903       18,839
       Amortization of deferred compensation                                     80          270
       Amortization of gain on sale of real estate                              (78)         (78)
       Provision for doubtful accounts                                       61,048       46,223
       Undistributed earnings of minority shareholder                           138            4
       Amortization of discount on Senior Notes                                  19           --
    Change in assets and liabilities, net of effect
         of businesses acquired                                                  --
       Increase in accounts receivable                                      (90,074)     (97,827)
       Increase in inventories                                               (1,526)      (2,223)
       (Increase) decrease in prepaid expenses and other                      3,824       (2,126)
       Increase (decrease) in accounts payable                               (4,071)       1,152
       Increase (decrease) in accrued liabilities and other liabilities      (4,851)       3,536
       Increase in nonrefundable subscription income                            453           46
       Increase in deferred income taxes                                      7,770        6,772
                                                                              -----        -----

          Net cash provided by (used in) operating activities                10,047       (8,958)
                                                                             ------       ------



CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes                                       --      145,805
    Borrowings (repayments) on revolving credit facility, net                27,500      (53,500)
    Repayment of debt and capital lease obligations                          (5,994)     (23,499)
    Borrowings of debt                                                           --        2,293
    Issuance of common stock                                                  1,758        2,783
                                                                              -----        -----

          Net cash provided by financing activities                          23,264       73,882
                                                                             ------       ------


CASH FLOW FROM INVESTING ACTIVITIES
    Cash paid for businesses acquired                                       (12,665)     (34,221)
    Capital expenditures                                                    (15,330)     (22,157)
    Increase in other assets                                                 (6,300)      (2,886)
                                                                             ------       ------

          Net cash used in investing activities                             (34,295)     (59,264)
                                                                            -------      -------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                        (263)          --
                                                                            -------      -------

INCREASE (DECREASE) IN CASH                                                  (1,247)       5,660

CASH, beginning of period                                                     6,511        3,398
                                                                            -------      -------

CASH, end of period                                                       $   5,264    $   9,058
                                                                          =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Fair market value of stock issued to employee benefit plan              $   1,933    $      --
                                                                          =========    ==========




The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)




                                                    Three months ended March 31,    Nine months ended March 31,
                                                          1999          1998            1999            1998
                                                          ----          ----            ----            ----

NET INCOME                                             $  4,711      $  6,372         $ 12,412       $ 16,454

    Other comprehensive income (loss) net of tax:

       Foreign currency translation adjustments              31            --             (263)            --
                                                       --------      --------         --------       --------


COMPREHENSIVE INCOME                                   $  4,742      $  6,372         $ 12,149       $ 16,454
                                                       ========      ========         ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.


(1)   INTERIM RESULTS
      In the opinion of management, the consolidated financial statements for the three and nine month periods ended March 31, 1999 and 1998 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

      The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


(2)   BUSINESS DEVELOPMENT ACTIVITIES
      During the nine months ended March 31, 1999, the Company purchased all of the issued and outstanding stock of a company that provides urgent and primary care services in three clinics in Argentina and of two companies that provide urgent home medical attention and ambulance transport services in Argentina. The Company also purchased the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Georgia (collectively, the 1999 Acquisitions).

      The acquisitions were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date.

      The aggregate purchase price consisted of the following:

                                                 (in thousands)
                   Cash                            $12,665
                   Notes payable to sellers            872
                   Assumption of liabilities         7,104
                                                     -----
                                                   $20,641
                                                   =======

      The unaudited pro forma combined condensed statement of income for the fiscal year ended June 30, 1998 gives effect to the 1999 Acquisitions and the acquisitions completed by the Company during the year ended June 30, 1998 as if each had been consummated on July 1, 1997. The unaudited pro forma combined condensed statement of income for the nine months ended March 31, 1999 gives effect to the 1999 Acquisitions as if each had been consummated on July 1, 1998.

                           RURAL/METRO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                                 YEAR ENDED           NINE MONTHS ENDED
                                JUNE 30, 1998          MARCH 31, 1999
                                -------------          --------------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             PRO FORMA                PRO FORMA
                              HISTORICAL      COMBINED    HISTORICAL   COMBINED
                              ----------      --------    ----------   --------
Revenue                      $   475,558   $   545,137   $   421,317   $425,386
Net income                   $     7,505   $     9,382   $    12,412   $ 12,074
Earnings per share - basic
                             $      0.55   $      0.66   $      0.86   $   0.84
Earnings per share -
diluted                      $      0.54   $      0.64   $      0.85   $   0.82


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

      During the third quarter of fiscal 1999 and subsequent to March 31, 1999, the Company made investments in companies offering ambulance services, ambulance billing services and alternative transportation services. The Company contributed cash, accounts receivable and fixed assets totaling $0.8 million at March 31, 1999 and $2.6 million at May 13, 1999 to these businesses. These investments have been recorded using the cost method of accounting.


(3)   CREDIT AGREEMENTS AND BORROWINGS
      In March 1998, the Company issued $150.0 million of 7?% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of March 31, 1999 and June 30, 1998, the Consolidating Statements of Income for the three months and nine months ended March 31, 1999 and 1998, and the Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Parent    Guarantors   Non-Guarantors  Eliminating   Consolidated
                                                              ------    ----------   -------------  -----------   ------------
                                                                             ASSETS

CURRENT ASSETS
   Cash                                                      $      --    $      14    $   5,250    $      --    $   5,264
   Accounts receivable, net                                         --      164,813       18,865           --      183,678
   Inventories                                                      --       13,589        1,064           --       14,653
   Prepaid expenses and other                                      531       11,053          852           --       12,436
                                                             ---------    ---------    ---------    ---------    ---------
      Total current assets                                         531      189,469       26,031           --      216,031
PROPERTY AND EQUIPMENT, net                                         --       83,134        9,531           --       92,665
INTANGIBLE ASSETS, net                                              --      163,470       82,897           --      246,367
OTHER ASSETS                                                     4,304       15,264        3,054           --       22,622
DUE FROM (TO) AFFILIATES                                       302,288     (249,083)     (53,205)          --           --
INVESTMENT IN SUBSIDIARIES                                     150,924           --           --     (150,924           --
                                                             ---------    ---------    ---------    ---------    ---------
   Total other assets                                          457,516      (70,349)      32,746     (150,924)     268,989
                                                             ---------    ---------    ---------    ---------    ---------
      Total assets                                           $ 458,047    $ 202,254    $  68,308    $(150,924)   $ 577,685
                                                             =========    =========    =========    =========    =========


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $      --    $   4,141    $   6,878    $      --    $  11,019
   Accrued liabilities                                             816       22,897       17,859           --       41,572
   Current portion of long-term debt                                --        4,629        2,075           --        6,704
                                                             ---------    ---------    ---------    ---------    ---------
      Total current liabilities                                    816       31,667       26,812           --       59,295
LONG-TERM DEBT, net of current portion                         263,269        5,175          971           --      269,415
NON-REFUNDABLE SUBSCRIPTION INCOME                                  --       14,059           76           --       14,135
DEFERRED INCOME TAXES                                               --       31,035          238           --       31,273
OTHER LIABILITIES                                                   --        1,287           --           --        1,287
                                                             ---------    ---------    ---------    ---------    ---------
      Total liabilities                                        264,085       83,223       28,097           --      375,405
                                                             ---------    ---------    ---------    ---------    ---------
MINORITY INTEREST                                                   --           --           --        8,318        8,318
STOCKHOLDERS' EQUITY
   Common stock                                                    148           82           17          (99)         148
   Additional paid-in capital                                  137,765       54,622       34,942      (89,564)     137,765
   Retained earnings                                            57,551       64,327        5,515      (69,842)      57,551
   Deferred compensation                                            --           --           --           --           --
   Cumulative translation adjustment                              (263)          --         (263)         263         (263)
   Treasury stock                                               (1,239)          --           --           --       (1,239)
                                                             ---------    ---------    ---------    ---------    ---------
      Total stockholders' equity                               193,962      119,031       40,211     (159,242)     193,962
                                                             ---------    ---------    ---------    ---------    ---------
      Total liabilities and stockholders' equity             $ 458,047    $ 202,254    $  68,308    $(150,924)   $ 577,685
                                                             =========    =========    =========    =========    =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1998
                                 (IN THOUSANDS)

                                                          Parent     Guarantors    Non-Guarantors    Eliminating    Consolidated
                                                          ------     ----------    -------------    -----------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                 $      --       $   2,917    $   3,594       $      --       $   6,511
   Accounts receivable, net                                    --         139,673       14,930              --         154,603
   Inventories                                                 --          12,149          979              --          13,128
   Prepaid expenses and other                                 531          14,717        1,154              --          16,402
                                                        ---------       ---------    ---------       ---------       ---------
      Total current assets                                    531         169,456       20,657              --         190,644
PROPERTY AND EQUIPMENT, net                                    --          87,132        5,413              --          92,545
INTANGIBLE ASSETS, net                                         --         167,630       67,826              --         235,456
DUE FROM (TO) AFFILIATES                                  286,420        (244,979)     (41,441)             --              --
OTHER ASSETS                                                4,654          11,160          993              --          16,807
INVESTMENT IN SUBSIDIARIES                                125,726              --           --        (125,726)             --
                                                        ---------       ---------    ---------       ---------       ---------
                                                        $ 417,331       $ 190,399    $  53,448       $(125,726)      $ 535,452
                                                        =========       =========    =========       =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $      --       $   8,828    $   4,607       $      --          13,435
   Accrued liabilities                                      3,808          26,863       13,735              --          44,406
   Current portion of long-term debt                           --           7,939          626              --           8,565
                                                        ---------       ---------    ---------       ---------       ---------

      Total current liabilities                             3,808          43,630       18,968              --          66,406
LONG-TERM DEBT, net of current portion                    235,750           7,100          981              --         243,831
NON-REFUNDABLE SUBSCRIPTION INCOME                             --          13,604           78              --          13,682
DEFERRED INCOME TAXES                                          --          23,044          238              --          23,282
OTHER LIABILITIES                                              --           1,439          859              --           2,298
                                                        ---------       ---------    ---------       ---------       ---------


      Total liabilities                                   239,558          88,817       21,124              --         349,499
                                                        ---------       ---------    ---------       ---------       ---------

MINORITY INTEREST                                              --              --           --           8,180           8,180
STOCKHOLDERS' EQUITY
   Common stock                                               144              82           17             (99)            144
   Additional paid-in capital                             134,078          54,622       30,513         (85,135)        134,078
   Retained earnings                                       45,139          46,878        1,794         (48,672)         45,139
   Deferred compensation                                     (349)             --           --              --            (349)
   Treasury stock                                          (1,239)             --           --              --          (1,239)
                                                        ---------       ---------    ---------       ---------       ---------

      Total stockholders' equity                          177,773         101,582       32,324        (133,906)        177,773
                                                        ---------       ---------    ---------       ---------       ---------

                                                        $ 417,331       $ 190,399    $  53,448       $(125,726)      $ 535,452
                                                        =========       =========    =========       =========       =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF INCOME

                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                 (UNAUDITED)

                                (IN THOUSANDS)

                                                   Parent        Guarantors  Non-Guarantors  Eliminating   Consolidated
REVENUE
   Ambulance services                               $    --       $ 97,894      $  21,857    $      --    $ 119,751
   Fire protection services                              --         12,095            277           --       12,372
   Other                                                 --          9,577          1,233           --       10,810
                                                    -------       --------      ---------    ---------    ---------

      Total  revenue                                     --        119,566         23,367           --      142,933
                                                    -------       --------      ---------    ---------    ---------

OPERATING EXPENSES
   Payroll and employee benefits                         --         60,702         14,264           --       74,966
   Provision for doubtful accounts                       --         19,701          1,185           --       20,886
   Depreciation                                          --          5,586            510           --        6,096
   Amortization of intangibles                           --          1,549            585           --        2,134
   Other operating expenses                              --         21,050          4,059           --       25,109
   Restructuring charge                                  --             --             --           --
                                                    -------       --------      ---------    ---------    ---------


      Total expenses                                     --        108,588         20,603           --      129,191
                                                    -------       --------      ---------    ---------    ---------

OPERATING INCOME                                         --         10,978          2,764           --       13,742
   Interest expense, net                              5,122            (88)           485           --        5,519
   Other                                                 --             --             --           61           61
                                                    -------       --------      ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                    (5,122)        11,066          2,279          (61)       8,162

PROVISION (BENEFIT) FOR INCOME TAXES                 (2,151)         4,627            975           --        3,451
                                                    -------       --------      ---------    ---------    ---------

                                                     (2,971)         6,439          1,304          (61)       4,711

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                 7,682             --             --       (7,682)          --
                                                    -------       --------      ---------    ---------    ---------


NET INCOME                                          $ 4,711      $   6,439      $   1,304    $  (7,743)   $   4,711
                                                    =======      =========      =========    =========    =========


Other comprehensive income (loss), net of tax
   Foreign currency translation adjustments              --             --             31           --           31
   Comprehensive income (loss) from
        wholly-owned subsidiaries                        31             --             --          (31)          --
                                                    -------       --------      ---------    ---------    ---------

COMPREHENSIVE INCOME                                $ 4,742      $   6,439      $   1,335    $  (7,774)   $   4,742
                                                    =======      =========      =========    =========    =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF INCOME

                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                 Parent      Guarantors   Non-Guarantors  Eliminating    Consolidated
                                                 ------      ----------   --------------  -----------    ------------
REVENUE
   Ambulance services                           $      --      $ 285,074     $  66,701     $       --      $ 351,775
   Fire protection services                            --         36,791           815             --         37,606
   Other                                               --         29,562         2,374             --         31,936
                                                ---------      ---------     ---------     ----------      ---------
      Total  revenue                                   --        351,427        69,890             --        421,317
                                                ---------      ---------     ---------     ----------      ---------

OPERATING EXPENSES
   Payroll and employee benefits                       --        179,958        42,126             --        222,084
   Provision for doubtful accounts                     --         56,646         4,402             --         61,048
   Depreciation                                        --         16,587         1,394             --         17,981
   Amortization of intangibles                        214          5,004         1,704             --          6,922
   Other operating expenses                            --         60,646        12,506             --         73,152
   Restructuring charge                                --          2,500            --             --          2,500
                                                ---------      ---------     ---------     ----------      ---------
      Total expenses                                  214        321,341        62,132             --        383,687
                                                ---------      ---------     ---------     ----------      ---------


OPERATING INCOME (LOSS)                              (214)        30,086         7,758             --         37,630
   Interest expense, net                           14,648              7         1,337             --         15,992
   Other                                               --             --            --            138            138
                                                ---------      ---------     ---------     ----------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                 (14,862)        30,079         6,421           (138)        21,500

PROVISION (BENEFIT) FOR INCOME TAXES               (6,242)        12,630         2,700             --          9,088
                                                ---------      ---------     ---------     ----------      ---------

                                                   (8,620)        17,449         3,721           (138)        12,412

INCOME FROM WHOLLY-OWNED SUBSIDIARIES              21,032             --            --        (21,032)            --
                                                ---------      ---------     ---------     ----------      ---------

NET INCOME                                      $  12,412      $  17,449     $   3,721      $ (21,170)     $  12,412
                                                =========      =========     =========      =========      =========

Other comprehensive income (loss), net of tax
   Foreign currency translation                        --             --          (263)            --           (263)
     adjustments
   Comprehensive income (loss) from
      wholly-owned subsidiaries                      (263)            --            --            263             --
                                                ---------      ---------     ---------     ----------      ---------
COMPREHENSIVE INCOME                            $  12,149      $  17,449     $   3,458      $ (20,907)     $  12,149
                                                =========      =========     =========      =========      =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF INCOME

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (UNAUDITED)

                                (IN THOUSANDS)

                                             Parent     Guarantors   Non-Guarantors    Eliminating    Consolidated
                                             ------     ----------   --------------    -----------    ------------
REVENUE
   Ambulance services                     $      --      $  90,549      $  16,730      $      --      $ 107,279
   Fire protection services                      --         11,290            257             --         11,547
   Other                                         --         10,758            199             --         10,957
                                          ---------      ---------      ---------      ---------      ---------
      Total  revenue                             --        112,597         17,186             --        129,783
                                          ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
   Payroll and employee benefits                 --         56,556         12,043             --         68,599
   Provision for doubtful accounts               --         15,855          1,542             --         17,397
   Depreciation                                  --          4,657            214             --          4,871
   Amortization of intangibles                  109          1,627            274             --          2,010
   Other operating expenses                      --         18,480          4,143             --         22,623
                                          ---------      ---------      ---------      ---------      ---------

      Total expenses                            109         97,175         18,216             --        115,500
                                          ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                               (109)        15,422         (1,030)            --         14,283
   Interest expense, net                      3,665            (92)           132             --          3,705
   Other                                         --             --             --           (126)          (126)
                                          ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES            (3,774)        15,514         (1,162)           126         10,704

PROVISION (BENEFIT) FOR INCOME TAXES         (1,532)         6,155           (291)            --          4,332
                                          ---------      ---------      ---------      ---------      ---------

                                             (2,242)         9,359           (871)           126          6,372

INCOME FROM WHOLLY-OWNED SUBSIDIARIES         8,614             --             --         (8,614)            --
                                          ---------      ---------      ---------      ---------      ---------



NET INCOME (LOSS)                         $   6,372      $   9,359      $    (871)     $  (8,488)     $   6,372
                                          =========      =========      =========      =========      =========


COMPREHENSIVE INCOME (LOSS)               $   6,372      $   9,359      $    (871)     $  (8,488)     $   6,372
                                          =========      =========      =========      =========      =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF INCOME

                    FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                            Parent      Guarantors   Non-Guarantors   Eliminating     Consolidated
                                            ------      ----------   --------------   -----------     ------------
REVENUE
   Ambulance services                     $      --      $ 250,810      $  23,836      $      --      $ 274,646
   Fire protection services                      --         33,380            730             --         34,110
   Other                                         --         29,738            404             --         30,142
                                          ---------      ---------      ---------      ---------      ---------
      Total  revenue                             --        313,928         24,970             --        338,898
                                          ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
   Payroll and employee benefits                 --        162,914         16,189             --        179,103
   Provision for doubtful accounts               --         43,546          2,677             --         46,223
   Depreciation                                  --         13,196            488             --         13,684
   Amortization of intangibles                  231          4,507            417             --          5,155
   Other operating expenses                      --         52,420          5,485             --         57,905
                                          ---------      ---------      ---------      ---------      ---------
      Total expenses                            231        276,583         25,256             --        302,070
                                          ---------      ---------      ---------      ---------      ---------


OPERATING INCOME                               (231)        37,345           (286)            --         36,828
   Interest expense, net                      9,030           (162)           246             --          9,114
   Other                                         --             --             --              4              4
                                          ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES            (9,261)        37,507           (532)            (4)        27,710

PROVISION (BENEFIT) FOR INCOME TAXES         (3,760)        15,027            (11)            --         11,256
                                          ---------      ---------      ---------      ---------      ---------
                                             (5,501)        22,480           (521)            (4)        16,454

INCOME FROM WHOLLY-OWNED SUBSIDIARIES        21,955             --             --        (21,955)            --
                                          ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                         $  16,454      $  22,480      $    (521)     $ (21,959)     $  16,454
                                          =========      =========      =========      =========      =========

COMPREHENSIVE INCOME (LOSS)               $  16,454      $  22,480      $    (521)     $ (21,959)     $  16,454
                                          =========      =========      =========      =========      =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Parent    Guarantors   Non-Guarantors    Eliminating  Consolidated
                                                                 ------    ----------   --------------    -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                   $ 12,412    $ 17,449        $  3,721       $(21,170)        $12,412
   Adjustments to reconcile net income to
   cash provided by (used in) operating activities --
   Depreciation and amortization                                     214      21,591           3,098             --          24,903
   Amortization of deferred compensation                              80          --              --             --              80
   Amortization of gain on sale of real estate                        --         (78)             --             --             (78)
   Provision for doubtful accounts                                    --      56,646           4,402             --          61,048
   Undistributed earnings of minority shareholder                     --          --              --            138             138
   Amortization of discount on Senior Notes                           19          --              --             --              19
   Change in assets and liabilities,
        net of effect of businesses acquired                          --
      Increase in accounts receivable                                 --     (81,786)         (8,288)            --         (90,074)
      Increase in inventories                                         --      (1,440)            (86)            --          (1,526)
      Increase in prepaid expenses and other                         136       3,132             556             --           3,824
      (Increase) decrease in due to/from affiliates              (39,133)      2,172          11,763         25,198              --
      Increase (decrease) in accounts payable                         --      (4,687)            616             --          (4,071)
      Increase (decrease) in accrued liabilities
           and other liabilities                                  (2,723)     (2,259)            131              --         (4,851)
      Increase (decrease) in non-refundable subscription income       --         455              (2)            --             453
      Decrease in deferred income taxes                               --       7,991            (221)            --           7,770
                                                                --------    --------        --------       --------        --------

         Net cash provided by (used in) operating activities     (28,995)     19,186          15,690          4,166           10,047
                                                                --------    --------        --------       --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                   27,500          --              --             --          27,500
   Repayment of debt and capital lease obligations                    --      (5,310)           (684)            --          (5,994)
   Issuance of common stock                                        1,758          --           4,429         (4,429)          1,758
                                                                --------    --------        --------       --------        --------

         Net cash provided by (used in) financing activities      29,258      (5,310)          3,745         (4,429)         23,264
                                                                --------    --------        --------       --------        --------


CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                  --        (445)        (12,220)            --         (12,665)
   Capital expenditures                                               --     (12,580)         (2,750)            --         (15,330)
   Increase in other assets                                           --      (3,754)         (2,546)            --          (6,300)
                                                                --------    --------        --------       --------        --------


         Net cash used in investing activities                        --     (16,779)        (17,516)            --         (34,295)
                                                                --------    --------        --------       --------        --------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                             (263)         --            (263)           263            (263)
                                                                --------    --------        --------       --------        --------

INCREASE (DECREASE) IN CASH                                           --      (2,903)          1,656             --          (1,247)

CASH, beginning of period                                             --       2,917           3,594             --           6,511
                                                                --------    --------        --------       --------        --------



CASH, end of period                                             $     --    $     14        $  5,250       $     --        $  5,264
                                                                ========    ========        ========       ========        ========


SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES
       Fair market value of stock issued to employee
           benefit plan                                         $  1,933    $    ---       $     ---       $    --         $  1,933
                                                                ========    ========        ========       ========        ========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                              Parent              Guarantors        Non-Guarantors     Eliminating
                                                              ------              ----------        --------------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                   $ 16,454            $ 22,480          $    (521)          $(21,959)
   Adjustments to reconcile net income to cash
        provided by (used in) operating activities --
   Depreciation and amortization                                    231              17,701                 907                ---
   Amortization of deferred compensation                            270                 ---                 ---                ---
   Amortization of gain on sale of real estate                      ---                 (78)                ---                ---
   Provision for doubtful accounts                                  ---              43,546               2,677                ---
   Undistributed earnings of minority shareholder                   ---                 ---                 ---                  4
   Change in assets and liabilities,
        net of effect of businesses acquired --
      Increase in accounts receivable                               ---             (89,786)             (8,041)               ---
      Increase in inventories                                       ---              (2,192)                (31)               ---
      Increase (decrease) in prepaid expenses and other          (5,173)              2,822                 225                ---
      (Increase) decrease in due to/from affiliates            (107,363)             43,980              41,428             21,955
      Increase (decrease) in accounts payable                       ---               1,264                (112)               ---
      Increase (decrease) in accrued liabilities                    493               3,239                (196)               ---
            and other liabilities
      Increase (decrease) in non-refundable
            subscription income                                     ---                 (10)                 56                ---

      Increase in deferred income taxes                             ---               6,772                 ---                ---
                                                                -------           ---------           ---------           --------
         Net cash provided by (used in) operating activities    (95,088)             49,738              36,392                ---
                                                                -------           ---------           ---------           --------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                       145,805                 ---                 ---                ---
   Repayments on revolving credit facility, net                 (53,500)                ---                 ---                ---
   Repayment of debt and capital lease obligations                  ---             (17,479)             (6,020)               ---
   Borrowings of debt                                               ---               2,293                 ---                ---
   Issuance of common stock                                       2,783                 ---                 ---                ---
                                                                -------           ---------           ---------           --------
         Net cash provided by (used in)
          financing activities                                   95,088             (15,186)             (6,020)               ---
                                                                -------           ---------           ---------           --------

CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                ---              (6,666)            (27,555)               ---
   Capital expenditures                                             ---             (21,393)               (764)               ---
   Increase in other assets                                         ---              (2,879)                 (7)               ---
                                                                -------           ---------           ---------           --------
         Net cash used in investing activities                      ---             (30,938)            (28,326)               ---
                                                                -------           ---------           ---------           --------

INCREASE IN CASH                                                    ---               3,614               2,046                ---

CASH, beginning of period                                           ---               3,020                 378                ---
                                                                -------           ---------           ---------           --------
CASH, end of period                                             $   ---           $   6,634           $   2,424           $    ---
                                                                =======           =========           =========           ========


                                                             Consolidated
                                                             ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                $  16,454
   Adjustments to reconcile net income to cash
        provided by (used in) operating activities --
   Depreciation and amortization                                18,839
   Amortization of deferred compensation                           270
   Amortization of gain on sale of real estate                     (78)
   Provision for doubtful accounts                              46,223
   Undistributed earnings of minority shareholder                    4
   Change in assets and liabilities,
        net of effect of businesses acquired --
      Increase in accounts receivable                          (97,827)
      Increase in inventories                                   (2,223)
      Increase (decrease) in prepaid expenses and other         (2,126)
      (Increase) decrease in due to/from affiliates                ---
      Increase (decrease) in accounts payable                    1,152
      Increase (decrease) in accrued liabilities                 3,536
            and other liabilities
      Increase (decrease) in non-refundable
            subscription income                                     46

      Increase in deferred income taxes                          6,772
                                                              --------
         Net cash provided by (used in) operating activities    (8,958)
                                                              --------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                      145,805
   Repayments on revolving credit facility, net                (53,500)
   Repayment of debt and capital lease obligations             (23,499)
   Borrowings of debt                                            2,293
   Issuance of common stock                                      2,783
                                                              --------
         Net cash provided by (used in)
          financing activities                                  73,882
                                                              --------

CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                           (34,221)
   Capital expenditures                                        (22,157)
   Increase in other assets                                     (2,886)
                                                              --------
         Net cash used in investing activities                 (59,264)
                                                              --------

INCREASE IN CASH                                                 5,660

CASH, beginning of period                                        3,398
                                                              --------
CASH, end of period                                           $  9,058
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

      In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at March 31, 1999. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rates for the three months and nine months ended March 31, 1999 were 5.1% and 5.2%, respectively. As a result of this swap agreement interest expense was reduced during the three months and nine months ended March 31, 1999 by approximately $72,000 and $98,000, respectively. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.


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

(6)   RESTRUCTURING CHARGE

      During the nine months ended March 31, 1999, the Company recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. During the years ended June 30, 1998 and 1997, the Company recorded pre-tax charges totaling $7.8 million related to severance payments.
      The charges related primarily to the cost of terminating approximately 400 administrative employees throughout the Company, all of which have been terminated as of March 31, 1999. As of March 31, 1999, the balance of the allowance for severance payments was $2.4 million. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets.

(7)   EARNINGS PER SHARE
      A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share
      (EPS) computation for the three months and nine months ended March 31, 1999 and 1998 is a follows (in thousands, except per share amounts):

                                  Three Months Ended March 31, 1999      Three Months Ended March 31, 1998
                                  ---------------------------------      ---------------------------------
                                Income           Share        Per Share   Income        Shares         Per Share
                             (numerator)     (denominator)      Amount  (numerator)  (denominator)     Amount
                             -----------     -------------      ------  -----------  -------------     ------
  Basic EPS                    $4,711            14,524         $0.32     $6,372         13,631         $0.47
                                                                =====                                   =====

  Effect of stock options          --               186                       --            679
                               ------            ------                   ------         ------


  Diluted EPS                  $4,711            14,710         $0.32     $6,372         14,310         $0.45
                               ======            ======         =====     ======         ======         =====




                               Nine Months Ended March 31, 1999      Nine Months Ended March 31, 1998
                               --------------------------------      --------------------------------
                              Income        Shares      Per Share    Income        Shares       Per Share
                            (numerator)  (denominator)    Amount   (numerator)  (denominator)    Amount
                            -----------  -------------    ------   -----------  -------------    ------
  Basic EPS                   $12,412      14,420         $0.86      $16,454        13,332       $1.23
                                                          =====                                  =====
  Effect of stock options          --        212                          --          636
                              -------      ------                    -------        ------
  Diluted EPS                 $12,412      14,632         $0.85      $16,454        13,968       $1.18
                              =======      ======         =====      =======        ======       =====

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


INTRODUCTION
The Company derives its revenue primarily from fees charged for ambulance and fire protection services. The Company provides ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and non-refundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing service areas and new service areas and the mix of activity between "911" emergency ambulance services and general transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities or fire districts or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of the Company's ambulance service fee receipts. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. The Company's provision for doubtful accounts generally is higher with respect to collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

Because of the nature of the Company's domestic ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of domestic ambulance service calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in the Company's service areas and is generally higher in service areas in which the calls are primarily "911" emergency ambulance service calls. Rates in the Company's service areas take into account the anticipated number of calls that may not result in transports. The Company does not separately account for expenses associated with calls that do not result in transports. Revenue generated under the

Company's capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue.

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

The Company has historically experienced, and expects to continue to experience, moderate seasonality in quarterly operating results. This seasonality includes relatively higher demand in the third quarter, as compared to the fourth quarter, for transport services in the Company's Arizona and Florida regions resulting from the greater winter populations in those regions. Also, the Company's Argentine operations experience greater utilization of services by customers under capitated service arrangements in the fourth quarter, as compared to the third quarter, as South America enters into its winter season.



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

REVENUE Total revenue increased $13.1 million, or 10.1%, from $129.8 million for the three months ended March 31, 1998 to $142.9 million for the three months ended March 31, 1999. Ambulance services revenue increased $12.5 million, or 11.6%, from $107.3 million for the three months ended March 31, 1998 to $119.8 million for the three months ended March 31, 1999, primarily as a result of acquisitions during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999. Domestic ambulance services revenue in areas served by the Company in both of the three month periods ended March 31, 1999 and 1998 increased by 5.5%. Fire protection services revenue increased by $0.9 million, or 7.8%, from $11.5 million for the three months ended March 31, 1998 to $12.4 million for the three months ended March 31, 1999. Other revenue decreased by $0.2 million, or 1.8%, in the three months ended March 31, 1999 compared to the three months ended March 31, 1999.

Total domestic ambulance transports increased by 4,000, or 1.2%, from 326,000 for the three months ended March 31, 1998 to 330,000 for the three months ended March 31, 1999. The acquisition of ambulance service companies during the last quarter of fiscal 1998 accounted for these additional transports.

Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements.

Included in other revenue for the three months ended March 31, 1999 was $1.0 million of other revenue related to accelerated payments received from a tenant in connection with the early termination of a real estate lease. No expenses were associated with these accelerated payments. Other revenue, excluding the $1.0 million item noted above, decreased due to the lower volume of alternative transportation services.

OPERATING EXPENSES
Payroll and employee benefit expenses increased $6.4 million, or 9.3%, from $68.6 million for the three months ended March 31, 1998 to $75.0 million for the three months ended March 31, 1999. This increase was primarily due to acquisitions during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999 and due to higher average labor costs in certain service areas. The Company expects these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense decreased from 52.9% of total revenue for the three months ended March 31, 1998 to 52.4% of total revenue for the three months ended March 31, 1999.

Provision for doubtful accounts increased $3.5 million, or 20.1%, from $17.4 million for the three months ended March 31, 1998 to $20.9 million for the three months ended March 31, 1999. Provision for doubtful accounts increased from 13.4% of total revenue for the three months ended March 31, 1998 to 14.6% of total revenue for the three months ended March 31, 1999 and increased from 17.5% of domestic ambulance service revenue for the three months ended March 31, 1998 to 19.5% of domestic ambulance service revenue for the three months ended March 31, 1999. The increase in provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth. As identified in the Company's fiscal 1998 third quarter Form 10-Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter of fiscal 1998 management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded at that time. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. The Company expects this more difficult reimbursement environment to continue for the foreseeable future. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 11.5% of total net accounts receivable at March 31, 1999. The Company continues to review the benefits and timing of integrating its remaining three non-integrated billing centers.

Depreciation increased $1.2 million, or 24.4%, from $4.9 million for the three months ended March 31, 1998 to $6.1 million for the three months ended March 31, 1999, primarily as a result of increased property and equipment from recent acquisition activity. Depreciation was 3.8% and 4.3% of total revenue for the three months ended March 31, 1998 and 1999, respectively.

Amortization of intangibles increased $0.1 million, or 5.0%, from $2.0 million for the three months ended March 31, 1998 to $2.1 for the three months ended March 31, 1999. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles was 1.5% of total revenue for both three month periods ended March 31, 1998 and 1999.

Other operating expenses increased approximately $2.5 million, or 11.1%, from $22.6 million for the three months ended March 31, 1998 to $25.1 million for the three months ended March 31, 1999, primarily due to increased expenses associated with the operation of companies acquired during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999. Other operating expenses increased from 17.4% of total revenue for the three months ended March 31, 1998 to 17.6% of total revenue for the three months ended March 31, 1999. The increasing price of fuel in the United States is expected to impact other operating expenses in the fourth quarter of fiscal 1999.

Interest expense increased $1.8 million from $3.7 million for the three months ended March 31, 1998 to $5.5 million for the three months ended March 31, 1999. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 7?% Senior Notes due 2008 that occurred near the end of the third quarter of fiscal 1998.

The Company's effective tax rate increased from 41.0% for the three months ended March 31, 1998 to 42.0% for the three months ended March 31, 1999, primarily the result of the effect of nondeductible goodwill amortization applied against earnings.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998


REVENUE
Total revenue increased $82.4 million, or 24.3%, from $338.9 million for the nine months ended March 31, 1998 to $421.3 million for the nine months ended March 31, 1999. Ambulance services revenue increased $77.2 million, or 28.1%, from $274.6 million for the nine months ended March 31, 1998 to $351.8 million for the nine months ended March 31, 1999, primarily as a result of acquisitions during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999. Domestic ambulance services revenue in areas served by the Company in both of the nine month periods ended March 31 1998 and 1999 increased by approximately 5.9%. Fire protection services revenue increased by $3.5 million, or 10.3%, from $34.1 million for the nine months ended March 31, 1998 to $37.6 million for the nine months ended March 31, 1999. Other revenue increased by $1.8 million, or 6.0%, in the nine months ended March 31, 1999.

Total domestic ambulance transports increased by 94,000, or 10.6%, from 890,000 for the nine months ended March 31, 1998 to 984,000 for the nine months ended March 31, 1999. The acquisition of ambulance service companies during the last quarter of fiscal 1998 accounted for these additional transports.

Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of the Company's services under fee-for-service arrangements.

Included in other revenue for the nine months ended March 31, 1999 was $1.0 million of other revenue related to accelerated payments received from a tenant in connection with the early termination of a real estate lease. No expenses were associated with these accelerated payments.


OPERATING EXPENSES
Payroll and employee benefit expenses increased $43.0 million, or 24.0%, from $179.1 million for the nine months ended March 31, 1998 to $222.1 million for the nine months ended March 31, 1999. This increase was primarily due to acquisitions during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999 and due to higher average labor costs in certain service areas. The Company expects these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and HCFA compliance. Payroll and employee benefits expense decreased from 52.8% of total revenue for the nine month period ended March 31, 1998 to 52.7% of total revenue for the nine month period ended March 31, 1999.

Provision for doubtful accounts increased $14.8 million, or 32.0%, from $46.2 million for the nine months ended March 31, 1998 to $61.0 million for the nine months ended March 31, 1999. Provision for doubtful accounts increased from 13.6% of total revenue for the nine months ended March 31, 1998 to 14.5% of total revenue for the nine months ended March 31, 1999 and increased from 17.2% of domestic ambulance service revenue for the nine months ended March 31, 1998 to 19.5% of domestic ambulance service revenue for the nine months ended March 31, 1999. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth. As identified in the Company's fiscal 1998 third quarter Form 10-Q, the Company began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, the Company and its management assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of the Company's accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter of fiscal 1998 management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded at that time. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. The Company expects this more difficult reimbursement environment to continue for the forseeable future. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into the Company's regional billing centers and has affected the Company's billing and collection procedures. Net accounts receivable on non-integrated collection systems currently represent 11.5% of total net accounts receivable at March 31, 1999. The Company continues to review the benefits and timing of integrating its remaining three non-integrated billing centers.

Depreciation increased $4.3 million, or 31.4%, from $13.7 million for the nine months ended March 31, 1998 to $18.0 million, for the nine months ended March 31, 1999, primarily as a result of increased property and equipment from recent acquisition activity. Depreciation was 4.0% and 4.3% of total revenue for the nine months ended March 31, 1998 and 1999, respectively.

Amortization of intangibles increased $1.7 million, or 32.6%, from $5.2 million for the nine months ended March 31, 1998 to $6.9 million for the nine months ended March 31, 1999. This increase is primarily a result of increased intangible assets caused by recent acquisition activity. Amortization of intangibles increased from 1.5% of total revenue for the nine months ended March 31, 1998 to 1.6% of total revenue for the nine months ended March 31, 1999.

Other operating expenses increased approximately $15.3 million, or 26.4%, from $57.9 million for the nine months ended March 31, 1998 to $73.2 million for the nine months ended March 31, 1999, primarily due to increased expenses associated with the operation of companies acquired during the last quarter of fiscal 1998 and the first three quarters of fiscal 1999. Other operating expenses increased from 17.1% of total revenue for the nine months ended March 31, 1998 to 17.4% of total revenue for the nine months ended March 31, 1999. The increasing price of fuel in the United States is expected to impact other operating expenses in the fourth quarter of fiscal 1999.

During the nine months ended March 31, 1999, the Company recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. Management expects those severance payments will be substantially completed during fiscal 2000.

Interest expense increased by $6.9 million from $9.1 million for the nine months ended March 31, 1998 to $16.0 million for the nine months ended March 31, 1999. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 7?% Senior Notes due 2008 that occurred near the end of the third quarter of fiscal 1998.

The Company's effective tax rate increased from 40.7% for the nine months ended March 31, 1998 to 42.0% for the nine months ended March 31, 1999, primarily the result of the effect of nondeductible goodwill amortization applied against earnings.


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

At March 31, 1999, the Company had working capital of $156.7 million, including cash of $5.3 million, compared to working capital of $124.2 million, including cash of $6.5 million, at June 30, 1998.

During the nine months ended March 31, 1999, the Company's cash flow provided by operating activities was $10.0 million, resulting primarily from net income for the nine month period ending March 31, 1999 of $12.4 million plus non-cash expenses of depreciation and amortization of $24.9 million and provision for doubtful accounts of $61.0 million offset by an increase in accounts receivable of $90.1 million. Cash flow used in operating activities was $9.0 million for the nine months ended March 31, 1998.

Cash provided by financing activities was $23.3 million for the nine months ended March 31, 1999, primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $34.3 million for the nine months ended March 31, 1999, primarily because of cash paid for businesses acquired, capital expenditures and increases in other assets.

The Company's gross accounts receivable as of March 31, 1999 and June 30, 1998 was $223.4 million and $224.2 million, respectively. The Company's accounts receivable, net of the allowance for doubtful accounts, was $183.7 million and $154.6 million as of such dates, respectively. The Company believes that the increase in accounts receivable is related significantly to acquisition activity and to recent revenue growth. The Company also attributes the increase in accounts receivable and the increased age of receivables to certain factors, including delays in payments from certain third-party payors, particularly in certain of the Company's regional billing areas and a general industry trend towards a lengthening payment cycle of accounts receivable due from third-party payors. In addition, the Company believes certain transitional aspects of the integration of acquired companies into the Company's centralized billing and collection function has resulted in increases in the amount and age of accounts receivable during the transition period.

The Company's $200.0 million revolving credit facility is priced at prime rate, Federal Funds rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. At March 31, 1999 the interest rate was 6.57% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon the Company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $113.5 million was outstanding on the revolving credit facility at March 31, 1999. Availability on the facility was approximately $45.1 million at March 31, 1999.

In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at March

31, 1999. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rates for the three and nine months ended March 31, 1999 were 5.1% and 5.2%, respectively. As a result of this swap agreement interest expense was reduced by approximately $72,000 and $98,000 during the three months and nine months ended March 31, 1999, respectively. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.

In February 1998, the Company entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At March 31, 1999 the interest rate was 6.7% on the lease line of credit. Approximately $2.2 million was outstanding on this line of credit at March 31, 1999.

In March 1998 the Company issued $150.0 million of 7?% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The net proceeds of the offering, sold through private placement transactions, was used to repay the Term Loan and a portion of the balances owed on the revolving credit facility. Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at March 31, 1999 was $231,000 and such amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998 the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. See Note 3 of Notes to the Company's Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

During the nine months ended March 31, 1999 the Company purchased all of the issued and outstanding stock of a company that provides urgent and primary care services in three clinics in Argentina and of two companies that provide urgent home medical attention and ambulance transport services in Argentina. The Company also purchased the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider in Georgia. The combined purchase price of the operations was $20.7 million. The Company paid cash of $12.7 million, issued notes payable to sellers of $0.9 million and assumed $7.1 million of liabilities. The Company funded the cash portion of the acquisitions primarily from the Company's revolving credit facility.

During the third quarter of fiscal 1999 and subsequent to March 31, 1999, the Company made investments in companies offering ambulance services, ambulance billing services and alternative transportation services. The Company contributed cash, accounts receivable and fixed assets totaling $0.8 million at March 31, 1999 and $2.6 million at May 13, 1999 to these businesses. These investments have been recorded using the cost method of accounting.

The Company expects that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet its operating and capital needs for existing operations for the twelve months subsequent to March 31, 1999. The Company's business growth occurs primarily through new business contracts and acquisitions. The Company intends to finance any contracts or acquisitions that it consummates through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, the Company may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, the financial condition of the Company and the market price of the Company's common stock.

The market price of the Company's common stock impacts the Company's ability to complete acquisitions. The Company may be unwilling to utilize, or potential acquired companies or their owners may be unwilling to accept, the Company's common stock in connection with acquisitions. In addition, the market price performance of the Company's common stock may make raising funds more difficult and costly. As a result of the decline in the market price of the Company's common stock in the fourth quarter of fiscal 1998, the pace of acquisitions utilizing the Company's common stock has declined. Continued weakness in the market price of the Company's common stock could adversely affect the Company's ability or willingness to made additional acquisitions. Declines in the market price of the Company's common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.


MEDICARE REIMBURSEMENT
In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. The negotiated rule-making process will govern rules for Medicare reimbursement to begin in 2000. HCFA also announced rules which became effective in February 1999. These rules require, among other things, that a physician's certification be obtained for certain ambulance transports. The Company has implemented a program to comply with the new rules. The American Ambulance Association, on behalf of the Company and other Association members, has requested interpretation and clarification of the new rules.


EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS
The results of operations of the Company for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. The Company's revenue from international operations is denominated primarily in the currency of the country in which it is operating. At March 31, 1999 the Company recorded a $263,000 equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the Canadian dollar and the effect it had on the Company's investment in its Canadian operations. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's business, financial condition, cash flows and results of operations. The Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.


YEAR 2000 COMPLIANCE
The Company has implemented a Year 2000 compliance program, utilizing both internal and external resources, to ensure that the Company's principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. The Company's assessment of this equipment and systems, both internally developed and purchased from third-party vendors, is nearly complete. Included in this assessment is a formal communication program with the

Company's significant vendors to determine the extent to which the Company is vulnerable to those vendors who fail to remediate their own Year 2000 non-compliance.

The Company is highly dependent on vendor remediation and testing of vendor systems. The results of the assessments completed to date have indicated that the Company's principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. The upgrading or replacement of identified non-compliant equipment and systems has begun. The Company will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for Year 2000 compliance. If the Company's medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, the Company may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect the Company's operations and the Company may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

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

To date, the Company has not completed its contingency plans in the event that its principal medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of its business operations fail to operate in compliance with the Year 2000 date change. The Company expects to develop contingency plans by the end of fiscal 1999.

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

ITEM 3  --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


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

In November 1998, the Company entered into an interest rate swap agreement that expires in November 2003 and effectively converts $50.0 million of variable rate borrowings to fixed rate borrowings at March 31, 1999. The lender has the option of calling the swap agreement on November 19, 2000. The Company pays a fixed rate of 4.72% and receives a LIBOR-based floating rate. The weighted average floating rates for the three months and nine months ended March 31, 1999 were 5.1% and 5.2%, respectively. As a result of this swap agreement interest expense was reduced by approximately $72,000 and $98,000 during the three months and nine months ended March 31, 1999, respectively. A change in the LIBOR rate would affect the interest rate at which the Company could borrow funds on its revolving credit agreement in excess of the $50.0 million notional principal amount, which is fixed by the above swap agreement.

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


ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  27    Financial Data Schedules

            (b)   Reports on Form 8-K

                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          RURAL/METRO CORPORATION





Date: May 13, 1999        By /s/ Dean P. Hoffman
                             ---------------------------------------------------
                             Dean P. Hoffman, Vice President, Financial Services
                                and Principal Accounting Officer