Form 10-K405
period 1999-06-30
RURAL METRO CORP /DE/
filed 1999-09-27
CIK 906326

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 27, 1999

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-22056

                            RURAL/METRO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 86-0746929
             (STATE OR OTHER JURISDICTION OF                                  (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION NO.)

            8401 EAST INDIAN SCHOOL ROAD, SCOTTSDALE, ARIZONA 85251
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (480) 994-3886

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AS OF SEPTEMBER 22, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE AVERAGE SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ NATIONAL MARKET, WAS $91,137,077. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of September 22, 1999, there were 14,577,468 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT
  RESULTS...................................................    2
PART I
  ITEM 1.    BUSINESS.......................................    3
  ITEM 2.    PROPERTIES.....................................   30
  ITEM 3.    LEGAL PROCEEDINGS..............................   31
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS........................................   31
PART II
  ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS....................   32
  ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...........   32
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.....................................   34
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.....................................   43
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   43
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.........   78
PART III
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT.....................................   78
  ITEM 11.   EXECUTIVE COMPENSATION.........................   78
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT.................................   78
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS...................................   78
PART IV
  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K............................   79
SIGNATURES..................................................   83

         FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     Forward Looking Statements. Statements in this Report that are not historical facts are hereby identified as "forward looking statements" as that term is used under the securities laws. We caution readers that such "forward looking statements," including those relating to our future business prospects, the value of our common stock, revenue, working capital, accounts receivable collection, liquidity, cash flow, and capital needs, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." You should consider such "forward looking statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

     These "forward looking statements" are found at various places throughout this Report. Additionally, the discussions herein under the captions
"Business -- Strategy", "Business -- Management Systems", "Business -- Billings and Collections", "Business -- Governmental Regulation",
"Business -- Reimbursement", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below and under the caption
"Business -- Special Considerations." Moreover, we may from time to time make "forward looking statements" about matters described herein or other matters concerning us. We disclaim any intent or obligation to update "forward looking statements."

     Factors That May Affect Future Results. The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; revenue mix; dependence on certain business relationships; risks related to intangible assets; dependence on government and third-party payors; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; high utilization of services by customers under capitated service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; dependence on key personnel; and anti-takeover effect of certain of our charter provisions.

     For a more detailed discussion of these factors and their potential impact on future results, see the applicable discussions herein.

     All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, and subsidiaries. Our Web site is located at http://www.ruralmetro.com.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are a leading provider of health and safety services, which include "911" emergency ambulance and general medical transport services, fire protection services, and other safety and health care related services, to municipal, residential, commercial, and industrial customers. We believe that we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank as one of the largest private-sector providers of ambulance and fire protection services in the world. We currently serve over 450 communities in 26 states, the District of Columbia, Canada, and Latin America. Ambulance services and fire protection services accounted for approximately 83% and 9%, respectively, of our revenue for the fiscal year ended June 30, 1999, and 81% and 10%, respectively, of our revenue for the fiscal year ended June 30, 1998.

     Founded in 1948, we have been instrumental in the development of protocols and policies applicable to the emergency services industry. We have grown significantly since the late 1970s both through internal growth and through acquisitions. To manage this growth, we invested in the development of management and operational systems that have resulted in productivity gains and increased profitability. We believe our business competencies in communications and logistics management position us to continue our growth internally as well as through business alliances, acquisitions, and joint ventures and enable us to operate successfully in both large and small communities. We completed 19 acquisitions in fiscal 1997, 11 acquisitions in fiscal 1998, and five acquisitions in fiscal 1999. We also entered into a joint venture in the greater Baltimore, Maryland and District of Columbia area and a public/private alliance in the San Diego, California area during fiscal 1998.

     For a discussion of certain risks associated with our business, including potential limitations on the future growth of our business, see "Special Considerations" contained in Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

INDUSTRY OVERVIEW

     Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $4 billion and $7 billion. Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency ambulance transport. When the public sector serves as first responder, private companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of general transport services. It is estimated that the ambulance service industry includes more than 10,000 providers of service, 2,000 or more of which are private and approximately 1,000 of which are hospital-owned. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including us, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

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

     Market reform continues to reshape the health care delivery system, with a shift from fee-for-service relationships to managed care organizations. Managed care organizations are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. While ambulances typically transport patients to the nearest treatment facility or to the facility designated by the applicable medical protocol, managed care organizations are attempting to manage hospital utilization by working with ambulance service providers to ensure transport of patients to affiliated facilities and avoid unnecessary inter-facility transports. For non-life threatening medical emergencies, managed care providers are beginning to explore programs that encourage plan members to call the provider. Under this program, a nurse answers the call, analyzes the medical situation, and determines the best course of action and mode of transport. In an emergency situation, an advanced life support ambulance will generally be dispatched. In certain cases, patients could receive the required treatment level with a less costly basic life support ambulance or other transportation alternative. In Latin America, the current business model also encompasses mobile health care utilizing call centers, telephone triage, urgent and primary care clinics, and house calls by doctors and nurses. To manage such a system, the managed care organization must contract with an ambulance service provider that has the mix of vehicles and geographic scope to cover the entire region served by the managed care provider and that can provide call center services.

     We believe the trend toward managed care benefits larger ambulance service providers, which can service a larger portion of a managed care organization's needs. This allows the managed care provider to reduce its number of suppliers, cutting administrative costs and allowing it to negotiate more favorable rates.

     Based on our experience, we believe that our ambulance and fire protection services are complementary. Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 27,000 volunteer fire departments, covering approximately 40% of the United States population, operate throughout the United States. Volunteer fire departments range from departments consisting entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, the private sector also provides fire protection services to industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities.

STRATEGY

     Our strategy is to leverage our experience and competencies in communications and logistics management to enhance our position as a leading provider of health and safety services in the United States and in other countries. Key elements of this strategy include the origination of new contracts with health care providers and municipalities, the acquisition of ambulance service providers, and development of strategic alliances. Having established a regional presence in many geographic locations, we currently are focusing on increased marketing efforts to serve the health and safety needs of the public and private sector, including services for health care providers, expansion of fire protection and community safety services, integration of health and safety operations, public/private partnering, and outsourcing of other health and safety related services. We seek to improve productivity, expand service offerings to customers, and attract new customers through business alliances, joint ventures, or other cooperative business arrangements, both domestically and internationally.

\ Expansion of Services to Meet the Evolving Needs of the Public Sector and
  Health Care Providers

     We plan to expand our general transport services through marketing efforts to hospitals, health maintenance organizations, and other health care providers and our emergency ambulance services through the pursuit of new contracts and alliances with municipalities and fire districts. Based on our public/private alliance with San Diego Fire & Life Safety Services and our ambulance service contract in Aurora, Colorado, we believe that, in certain circumstances, contracting and partnering may provide a cost-effective approach to expanding into certain service areas. We will continue to seek to enter into public/private alliances and municipal contracts to compete for new business. We intend to respond to the needs of health care and managed care providers by delivering high-quality, efficient, cost-effective services and by transporting patients to the most appropriate treatment facility, particularly in those geographic areas in which we have been able to achieve market leadership. We believe that our communications and logistics skills will allow us to offer services that will improve the responsiveness and cost-effectiveness of health care services in a managed care environment. We expect to pursue alliances with health care providers through the establishment of service contracts, through the development of business relationships, and through strategic acquisitions of health care and safety-related providers, which would provide opportunities for us to integrate our services with such other service providers.

     In Latin America our business model encompasses mobile health care utilizing call centers, telephone triage, and house calls by doctors and nurses. We intend to expand this business model in Latin America by marketing these services directly to individuals and large employers.

     In Canada, we contract with the Ontario Ministry of Health to provide ambulance services in certain service areas in Ontario. The Province of Ontario is currently privatizing its ambulance services. New service contracts will be awarded by the local levels of government through a bid process. We will continue to evaluate these contract opportunities as they arise.

  Expansion and Integration of Health and Safety Services

     We plan to continue our efforts to offer our community safety services by providing fire protection and other safety-related services. We emphasize the benefits of our services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from our experience, fire prevention initiatives, management and operational systems, and utilization of full-time fire fighters and part-time reservists. We respond to the economic pressures on the public sector to reduce taxes and expenditures for emergency services, including fire protection and other safety-related services, by establishing public/private alliances with fire districts and municipalities. We are also pursuing opportunities to provide fire protection and safety services to large industrial complexes, including airports, industrial and petrochemical plants, power plants, and other large self-contained facilities. We currently offer other safety-related services on a very limited basis, including our security monitoring and personal emergency response systems. We plan to continue to leverage our communications and logistics skills to develop and offer safety-related services. We also intend to leverage our sophisticated systems and substantial experience with third-party payors to provide fire districts and municipalities with business services, such as billings and collections services.

     Because emergency medical response represents a significant portion of fire response activity within many fire departments, we believe that our ambulance and fire protection services operations are complementary. Building upon our successful delivery of integrated ambulance and fire services under our contracts with the City of Scottsdale and with Knox County, Tennessee and through our public/private alliance with San Diego Fire & Life Safety Services, we plan to continue the integration of our fire and ambulance services in certain of our service areas and to pursue opportunities to provide integrated services in new service areas. We believe that our integration of health and safety services can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities.

  Acquisition of Ambulance Service Providers

     We seek acquisitions that enable us to establish new service areas both domestically and internationally and acquisitions that enable us to expand our operations within our existing service areas. We believe that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, provides us with the opportunity to acquire additional ambulance service providers, including hospital-owned providers, that would benefit from our management and operational systems, resulting in productivity gains and enhanced levels of service.

     We consider a number of factors in evaluating a proposed acquisition candidate, including the quality of its management and medical personnel, its historical operating results and future earnings potential, the size and anticipated growth of its market, its relative position within that market, the competition to be encountered in such market, and the impact of the candidate's operations on our earnings. We continue to build our regional operations to better position us to serve the developing managed care customer base. Our ability to complete acquisitions depends upon the availability of cash from operations or additional debt or equity financing, our capitalization, and the market price of our common stock. A continuation of the depressed market price of our common stock as of the date of this Report has resulted and may continue to result in a slower pace of acquisitions in the future. See "Special Considerations -- We have significant indebtedness," "-- We face risks associated with rapid growth, integration, and acquisitions," and "-- The market price of our common stock may be volatile" contained in Item 1 of this Report.

  Productivity Improvement and Enhancement

     We utilize our management and operational systems to enhance productivity and profitability in our existing operations and in acquired operations and to enhance our opportunities with joint venture and business alliance partners. The standardization of certain functions and the centralization of certain key management and operating systems development permit us to achieve economies of scale at both the regional and corporate levels. We believe that establishing market leadership in our various service areas enables us to more efficiently utilize our equipment and personnel, to better serve large regional health care providers, and to more effectively market our services and improve our productivity. See "Special Considerations -- We face risks associated with rapid growth, integration, and acquisitions" contained in Item 1 of this Report.

  Entrance into International Markets

     We plan to expand our presence in international health and safety and other related services markets. To date, we have pursued opportunities in Canada and Latin America, but we are assessing other areas. We intend to capitalize on the growth opportunities created by the privatization of health and safety services in markets such as Argentina and Ontario, Canada, and the expansion of health insurance companies and health maintenance organizations into Latin America. We believe select Latin America markets, including the nations of the MERCOSUR, represent a growth opportunity and provide a model for a capitated health care environment encompassing both ambulance transport and mobile health care utilizing call centers, telephone triage, and house calls by doctors and nurses. We evaluate opportunities to enter into international markets through acquisitions or alliances based on factors such as the economic and political climate, our ability to establish a strong strategic local relationship and a solid corporate infrastructure of systems and management talent, the potential to increase operating margins and returns on capital, and the opportunity to offer value-added services that broaden our participation in the health care market. In addition, we seek opportunities to provide fire protection and safety services to industrial complexes, including airports and other large self-contained facilities. See "Special Considerations -- We face risks associated with rapid growth, integration, and acquisitions," and "-- We face additional risks associated with our international operations" contained in Item 1 of this Report.

CURRENT SERVICE AREAS

     We provide our services in over 450 communities in the following 26 states and the District of Columbia, Canada, and Latin America:

Alabama                    Kentucky                   Pennsylvania
Arizona                    Louisiana                  South Carolina
Arkansas                   Maryland                   South Dakota
California                 Mississippi                Tennessee
Colorado                   Nebraska                   Texas
Florida                    New Jersey                 Virginia
Georgia                    New York                   Washington
Indiana                    Ohio                       Wisconsin
Iowa                       Oregon

     We provide ambulance services in these states, the District of Columbia, and Canada primarily under the names Rural/Metro Ambulance and Rural/Metro Medical Services and in certain areas of Arizona under the name Southwest Ambulance. In Latin America, we provide urgent home medical care and ambulance transport services under the name Emergencias Cardio Coronarias ("ECCO") and provide urgent and primary care services in clinics under the name GEA. We may operate under other names depending upon local statutes or contractual agreements. We generally provide our ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. We provide "911" emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services.

     In certain service areas, we are the only provider of both emergency ambulance and general transport services. In other service areas, we compete for general transport services. In all service areas, we respond to "911" emergency calls if requested by a municipality or fire district, even in the absence of a contract.

     We provide fire protection services under the name Rural/Metro Fire Department in eight states and in Latin America.

AMBULANCE TRANSPORT SERVICES AND URGENT HOME MEDICAL CARE

  Emergency Medical Services

     We generally provide emergency medical ambulance services pursuant to contracts with counties, fire districts, and municipalities. These contracts typically appoint us as the exclusive provider of "911" emergency ambulance services in designated service areas and require us to respond to every "911" emergency medical call in those areas. We respond to virtually all "911" calls with advanced life support ("ALS") ambulance units. We staff our ALS ambulance units with two paramedics or one paramedic and an emergency medical technician ("EMT") and equip these units with ALS equipment (such as cardiac monitors, defibrillators, and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

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

  General Medical Transport Services

     We also provide ambulance services to patients requiring either advanced or basic levels of medical supervision during transfer to and from residences and health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy treatment) available at another facility. We utilize ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs and the proximity of available units. We staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

     We also provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient's special medical needs.

     In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons in some service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, we utilize vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation ("CPR").

     We provide ambulance services, critical care transports, and nonmedical transportation services pursuant to contracts with governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as needed basis. Contracts with managed care organizations provide for reimbursement on a per transport basis or on a capitated basis under which we receive a fixed fee per person per month. We currently have a contract to provide non-emergency ambulance transportation for Aetna Health Plan of Ohio's 550,000 managed care plan members on a fee-for-service basis. The contract may evolve into a capitated format after the service utilization patterns are firmly established.

  Urgent Home Medical Care and Urgent and Primary Care in Clinics

     In Argentina, we have approximately 800,000 individual and business customers that prepay monthly for urgent home medical care and ambulance services under a capitated service arrangement. Personnel conduct telephone triage and prioritize the dispatch of services to subscribers. Mobile services may include the dispatch of physicians to the patient in an ambulance for serious life threatening situations, or more frequently, in the physician's car, thus covering a wider scope of service than the traditional U.S. ambulance service model. In Cordoba, Argentina, we also have approximately 80,000 individual and business customers that pay monthly for urgent and primary care services in three clinics under a capitated service arrangement.

  Medical Personnel and Quality Assurance

     Paramedics and EMTs must be state certified in order to transport patients and to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the United States Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics.

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

     We maintain a commitment to provide high quality pre-hospital emergency medical care. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards.

     We were one of the first ambulance service providers to obtain accreditation for many of our larger ambulance operations from the Commission on Accreditation of Ambulance Services, a joint program between the American Ambulance Association and the American College of Emergency Physicians. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe municipalities and managed care providers will consider accreditation as one of the criteria in awarding contracts in the future.

FIRE PROTECTION SERVICES

     Fire protection services consist primarily of fire prevention and fire suppression. Other fire protection related activities include hazardous material containment, underwater search and recovery, mountain and confined space rescue, and public education. We provide various levels of fire protection services, ranging from fire stations that are fully staffed 24 hours per day to reserve stations. We generally provide our services to municipalities and other governmental bodies pursuant to master contracts and to residences, commercial establishments, and industrial complexes pursuant to subscription fee and other fee-for-service arrangements. Federal and state governments contract with us from time to time to suppress forest fires or wildfires on government lands.

     We have placed fire prevention and education in the forefront of our fire protection services and have developed a comprehensive program to prevent and minimize fires rather than emphasizing a standing army to respond to fires that occur. We believe that effective fire protection requires the intensive training of personnel, the effective utilization of fire equipment, the establishment of effective communication centers for the receipt of emergency calls and the dispatch of equipment and personnel, the establishment and enforcement of strict fire codes, and community educational efforts. We believe that we provide fire protection services at a cost significantly lower than the national average as a result of our emphasis on fire prevention, our advanced systems, and our use of a combination of full-time fire fighters and part-time reservists. Based upon generally available industry data, we believe that fire loss per capita in the areas we service has been substantially less than the national average.

  Fire Protection Personnel

     Our ability to provide our fire protection services at relatively low costs results from our efficient use of personnel in addition to our fire prevention efforts. Typically, personnel costs represent more than two-thirds of the cost of providing fire protection services. We have been able to reduce our labor costs through a system that utilizes full-time firefighters complemented by paid part-time reservists as well as a modified every other day shift schedule. By using trained reservists on an as needed basis, we have the ability to supplement full-time fire fighters on a cost-effective basis. Reservists comprise approximately 40% of our fire protection work force.

     All full-time and reservist firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association ("NFPA"), and must qualify for state certification before being eligible for full-time employment by us. Since approximately 70% to 80% of our fire response activity consists of emergency medical response, all of our firefighters are trained EMTs and an increasing number of our firefighters are paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

  Fire Response

     An alarm typically results in the dispatch of one or more engine companies (each of which consists of an engine and two to four firefighters, including a captain), a fire chief, and such other equipment as circumstances warrant. The amount of equipment and personnel depends upon the type, location, and severity of the incident. We utilize our dispatch capabilities to reposition equipment and firefighters to maximize the availability and use of resources in a cost-effective manner.

  Fire Prevention

     We believe that fire prevention programs result in both lower fire loss and significant overall cost savings. Our fire prevention programs include advice and recommendations for and the encouragement of various fire prevention methods, including fire code design, building design to inhibit the spread of fire, the design of automatic fire suppression sprinklers, fire detector and smoke detector installations, the design of monitoring and alarm systems, the placement and inspection of fire hydrants, fire code inspection and enforcement, and the determination of fire cause and origin in arson suspected fires. In addition, our personnel perform community education programs designed to reduce the risk of fire and increase our community profile.

     We believe that our long standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes our philosophy of fire prevention. With our cooperation and assistance, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. We believe that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services we provide, Scottsdale's per capita cost for fire protection is 46% lower than the national average and that its per capita fire loss is approximately one-third of the national average.

INDUSTRIAL FIRE PROTECTION SERVICES

     We provide fire protection services to large industrial complexes, such as airports, large industrial and petrochemical plants, power plants, and other self-contained facilities. We have contracts ranging up to five years in duration and expiring at various dates up to September 2002 to provide crash/rescue firefighting and hazardous materials response services at locations in several states and at three airports in Bolivia. We intend to pursue similar contracts domestically and internationally.

FIRE TRAINING SERVICES AND PROTECTION SERVICES

     We have instituted industrial fire training services and protection services and provide sophisticated training for industrial, professional, and specialized firefighters using live burn training to simulate realistic firefighting situations. The training permits fire brigade and emergency response teams to meet increased federal training requirements, the Occupational Safety and Health Act ("OSHA") requirements, and other regulatory requirements for work place safety and on-site response teams.

     We anticipate that our training services to industrial, petrochemical, and other large private concerns will enhance our ability to enter into contractual relationships to provide fire protection, security, and other safety-related services to these concerns and permit the complexes to replace their fire brigades with professional firefighters and emergency response teams. These activities have not resulted in significant revenue to date. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to the industrial complexes for such services.

     We utilize our communications centers for home security, home fire alarm monitoring, and personal emergency response systems monitoring to complement the emergency services we offer. We believe protection services can be integrated with fire protection and ambulance services for optimal efficiency and maximum cost effectiveness.

MANAGEMENT SYSTEMS

     We utilize sophisticated management systems, which we believe enhance the productivity and profitability of our existing operations and enable us to enhance the productivity and profitability of acquired operations. These systems permit us to achieve economies of scale at the local operational level through the proper utilization of personnel and equipment and at the corporate level through centralized systems for billings, collections, purchasing, accounting, cash management, human resources and risk management.

     We have developed measurement systems that permit management to monitor the performance level of each operation on a continual basis. Our centralized management and information systems permit managers to direct their attention primarily to operations. The systems include centralized billings and collections procedures that provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of equipment and supplies through a company-developed catalogue from which managers select items needed for their operations.

     We believe our investment in management systems and our effective use of these systems represent key components in our success. Our financial reporting system facilitates our successful integration of acquired companies. We place a high priority on evaluating the management and reporting systems of acquired operations and subsequently integrating or transitioning these systems to improve operating efficiencies. Upon completion of an acquisition, we establish critical success factors, including number of transports, ratio of transports to calls, resource utilization and pricing statistics, which are monitored daily. We focus on converting acquired businesses onto our technology to promote consistent and timely reporting, taking over cash management functions, and integrating acquired businesses into our LAN/WAN communications infrastructure. We are committed to an ongoing enhancement of our systems to provide productive, timely information and effective controls and believe that our management systems have the capability to support sustained long-term growth. For additional information regarding our ability to successfully integrate acquired companies into our existing management systems, see "Special
Considerations -- We face risks associated with rapid growth, integration, and acquisitions" contained in Item 1 of this Report.

HUMAN RESOURCES

     We strive to maximize operational autonomy of our managers. Managers receive extensive training in the use of management systems, customer service, and supervisory practices. Our human resources division is involved in the training and integration of managers from acquired operations. Our centralized human resources division increases our ability to assign the most appropriate personnel for a position within any given operation and to reassign personnel as necessary to meet operational needs. The human resources department participates in training, career development, and succession planning of employees and assesses our personnel needs.

DISPATCH AND COMMUNICATIONS

     We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response time and increasing efficient use of resources. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency, and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center that controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us. Each control center utilizes computer hardware and software and sophisticated communications equipment and maintains responsibility for fleet deployment and utilization 24 hours a day, seven days a week.

     Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives "911" emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the calls from the police after the police have determined the call is for emergency medical services. When we receive the "911" call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs with additional training that enables them to instruct a caller about applicable pre-arrival emergency medical procedures, if necessary. In our larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene.

     Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, that also may be responding to a call.

     Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We are working to develop a demand management system that integrates medical protocols with our logistics and "911" based communications expertise. In our Argentina operations, we combine telephone triage, medical transport services, and urgent home medical care services in order to improve the responsiveness and cost-effectiveness of health care delivery in a managed care system. Each call center staff is supervised by physicians and uses medical protocols to analyze and triage the medical situation and determine the best mode of care.

     We utilize communication centers in our community fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for our ambulance services. Response time represents an important criteria in the effectiveness of fire suppression. Depending upon the area served, our response time from the receipt of a call to the arrival on the scene generally varies from four to fifteen minutes. Response times depend on the level of protection sought by our customers in terms of fire station spacing, the size of the service area covered, and the amount of equipment and personnel dedicated to fire protection.

BILLINGS AND COLLECTIONS

     We currently maintain 15 domestic regional billing and payment processing centers and a centralized collection system at our headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Depending on size and geography, we integrate acquired businesses into existing regional billing and payment centers or create a stand-alone billing and payment center. Substantially all of our revenue is billed and collected through our integrated billing and collection system, except for our operations in Columbus, Ohio; Rochester, New York; and the Metro New York City/ New Jersey area. We plan to integrate our operations in Columbus into our integrated billing and collection system during the first half of fiscal 2000. We will continue to review the benefits and timing of integrating the remaining two non-integrated billing centers.

     We derive a substantial portion of our ambulance fee collections from reimbursement by third-party payors, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. We derived domestic net ambulance fee collections from the following:

                                                          1997    1998    1999
                                                          ----    ----    ----
Medicare................................................   26%     29%     24%
Medicaid................................................   10%     11%     10%
Private insurers........................................   38%     39%     41%
Patients................................................   26%     21%     25%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ===     ===     ===

     Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests. See "Special Considerations -- We depend on reimbursements by third-party payors and individuals," and "-- Proposed rules may adversely affect our reimbursement rates of coverage" contained in Item 1 of this Report.

     We have substantial experience in processing claims to third-party payors and employ a collection staff specifically trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses specialized proprietary software systems to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payors and has the capability to electronically submit claims to the extent third-party payors' systems permit. Our integrated billing and collection system provides for accurate tracking of accounts receivable and status pending payment, which facilitates the effective utilization of personnel resources to resolve workload distribution and problem invoices. When billing individuals rather than third-party payors, we use an automated dialer that preselects and dials accounts based on their status within the billing and collection cycle, which optimizes the efficiency of the collection staff. We believe the integration of acquired businesses into our integrated billing and collection system standardizes and improves the efficiency of billings and collections.

     We have leveraged our systems and experience in processing third-party payor claims to provide billing and collection services to fire departments and municipalities in Phoenix, Dallas, and San Diego. We intend to seek opportunities to enter into similar contracts in other communities.

     State licensing requirements as well as contracts with counties, municipalities, and health care facilities typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often do not receive compensation for services provided to patients who are not covered by Medicare, Medicaid, or private insurance. The anticipated level of uncompensated care and allowance for uncollectible accounts may be considered in determining our subsidy and permitted rates under contracts with a county or municipality.

MARKETING AND SALES

     Counties, fire districts, and municipalities generally award contracts to provide "911" emergency services either through requests for competitive proposals or bidding processes. In some instances in which we are the existing provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We believe that counties, fire districts, and municipalities consider the quality of care, historical response time performance, and total cost, both to the municipality or county and to the public, to be among the most important factors in awarding contracts. In addition, we will continue to seek to enter into public/private alliances to compete for new business. Our alliance with San Diego Fire & Life Safety Services allowed the entities to bid for and win a five-year contract to provide "911" and ambulance services throughout the City of San Diego.

     We market our non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as a "911" provider in a designated service area increases our visibility and enhances our marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services. We further believe that our strategy of building regional operations will better position us to serve the developing managed care market.

     We market our fire protection services to subscribers in rural and suburban areas, volunteer fire departments, tax-supported fire districts, newly developed communities, and industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities. Subscription fees are collected annually in advance. In the event that we provide service for a nonsubscriber, we directly bill the property owner for the cost of services rendered. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner's association assessment.

CONTRACTS

     We enter into contracts with counties, municipalities, and fire districts to provide "911" emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, and insurance coverage. Counties, municipalities, and fire districts also may require us to provide a performance bond or other assurances of financial responsibility. The amount of the subsidy, if any, that we receive from a county, municipality, or fire district, and the rates that we may charge for services under a contract for emergency ambulance services, depend in large part on the nature of the services rendered and performance requirements.

     The four largest ambulance contracts accounted for 13% of total revenue during fiscal 1997, 9% of total revenue during fiscal 1998, and 8% of total revenue during fiscal 1999. The largest of these contracts was Orange County, Florida, which accounted for 5% of total revenue during fiscal 1997, 4% of total revenue during fiscal 1998, and 3% of total revenue during fiscal 1999. Rates charged under the Orange County contract are agreed upon between us and the County. We do not receive any subsidy from the county under this contract. The Orange County contract was first entered into in 1962 by a provider acquired by us in 1984. Although we expect that this contract will be renewed, we may not retain this contract on terms as favorable, if at all.

     We provide fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. The largest of these contracts accounted for 3% of total revenue during fiscal 1997, 2% of total revenue for the fiscal 1998, and 2% of total revenue during fiscal 1999.

     We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 50% of our fire protection service revenue from subscriptions for fiscal 1997, 49% for fiscal 1998, and 48% for fiscal 1999. We experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any government agency in our service areas.

     Our contracts generally extend for terms of two to five years, with several contracts having terms of up to 10 years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. We monitor our performance under each contract. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. At June 30, 1999, we had approximately 130 contracts with counties, fire districts, and municipalities for ambulance services and for fire protection services. The following table sets forth certain information regarding our five primary contracts at June 30, 1999 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                                           EXPIRATION
                                         TERM IN YEARS        DATE        TYPE OF SERVICE(1)
                                         -------------    ------------    ------------------
Ambulance
  Orange County, Florida(2)............        2          October 1999    911/General
  Rochester, New York(3)...............        4          October 2000    911
  Knox County, Tennessee(4)............        4             June 2002    911
  Aurora, Colorado(5)..................        5             July 2003    911
Integrated Fire and Ambulance
  Scottsdale, Arizona(6)...............        5             July 2001    911

---------------
     (1) Type of service for ambulance contracts indicates whether "911" emergency or general ambulance services or both are provided pursuant to the contract.

     (2) The contract was first entered into in 1962 by a provider that was acquired by us in July 1984.

     (3) The contract was first entered into in 1988 by a provider that was acquired by us in May 1994.

     (4) The contract was first entered into in July 1985 by us.

     (5) The contract was first entered into in July 1998 by us.

     (6) The contract was first entered into in 1952 by us. The contract has two five-year renewal options exercisable by the City of Scottsdale.

     We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the first ambulance service provider contacted to provide non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We provide a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services. At June 30, 1999, we had approximately 1,100 contracts with hospitals, nursing homes and other health care facilities. No significant contracts, individually or collectively, were obtained or lost during the year ended June 30, 1999. See "Special Considerations -- We depend on certain business relationships" contained in Item 1 of this Report.

     On August 1, 1999, we began operation of our contract in Fort Worth, Texas and 12 surrounding communities. We are the sole provider of "911" emergency and non-emergency ambulance services pursuant to our contract with the Fort Worth Area Metropolitan Ambulance Authority. The contract provides for our services to be paid on a monthly basis. We believe our costs of collection under this contract will be substantially less than those historically incurred by us.

COMPETITION

     The ambulance service industry is highly competitive. The principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services may choose to provide ambulance services directly in the future. We are experiencing increased competition from fire departments in providing emergency ambulance service. However, we believe that the general transport services market currently is not attractive to fire departments. Some of our current competitors and certain potential competitors have greater capital and other resources than we do. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities create barriers to providers seeking to enter new markets other than through acquisition. We believe that our status as a "911" provider in a service area increases our visibility and stature and enhances our ability to compete for non-emergency services within that area. Because smaller ambulance providers do not have the infrastructure to provide "911" services, we believe we can compete favorably with such competitors for general transport services contracts.

     Fire protection services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments, and volunteer departments. Private providers represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly rather than through a master contract. See "Special Considerations -- We are in a highly competitive industry" contained in Item 1 of this Report.

GOVERNMENTAL REGULATION

     Our business is subject to governmental regulation at the federal, state, local, and foreign levels. At the federal level, we are subject to regulations under OSHA designed to protect our employees. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities. Various state agencies may modify these standards.

     Each state in which we operate regulates various aspects of its ambulance and fire business. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. Our contracts in our current service areas typically prescribe maximum rates that we may charge for services. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. Rate setting agencies may set rates to compensate service providers by requiring paying customers to subsidize those who do not or cannot pay. Regulations applicable to ambulance services may vary widely from state to state.

     Applicable federal, state, local, and foreign laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See "Special Considerations -- Proposed rules may adversely affect our reimbursement rates of coverage," "-- Certain state and local governments regulate rate structures and limit rates of return," "-- Numerous governmental entities regulate our business," and "-- Health care reforms and cost containment may affect our business" contained in Item 1 of this Report.

REIMBURSEMENT

     We must comply with various requirements in connection with our participation in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for paying co-pays, deductibles and the remaining balance, if we do not accept assignment, and Medicare requires us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

     Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind, or disabled or members of families with dependent children. Medicaid programs or a state equivalent exist in all states in which we operate. Although Medicaid programs differ in certain respects from state to state, all are subject to federal requirements. State Medicaid agencies have the authority to set levels of reimbursement within federal guidelines. We receive only the reimbursement permitted by Medicaid and are not permitted to collect from the patient any difference between our customary charge and the amount reimbursed.

     Like other Medicare and Medicaid providers, we are subject to governmental audits of its Medicare and Medicaid reimbursement claims. We have not experienced significant losses as a result of any such audit.

     Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. During June 1997, the Health Care Financing Administration ("HCFA") issued proposed rules that would revise Medicare policy on the coverage of ambulance services. Reimbursement is currently permitted if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. The new proposal would reimburse at ALS rates only if ALS services were medically necessary. The proposed HCFA rules would also require, among other things, that a physician's certification be obtained prior to furnishing non-emergency ambulance service to patients, that certain ambulance staffing requirements be maintained, that certain equipment be present in each ambulance, and that certain additional information and documentation be provided in order to qualify for reimbursement under the Medicare program. The proposed rules have not been finalized. If implemented, these rules could result in contract renegotiations or other action by us to offset any negative impact of the proposed change in reimbursement policies and could have a material adverse effect.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997", or BBA. The BBA provides for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The BBA mandates that this fee schedule be developed through a negotiated rulemaking process between HCFA and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998 and 1999 will be increased by the Consumer Price Index less one percentage point.

     The BBA requires that, beginning January 1, 2000, ambulance service providers accept assignment of payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also applies the Skilled Nursing Facility Prospective Payment System ("SNFPPS") to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require us to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services.

     The BBA also stipulates that individual states may now elect not to provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment will be postponed to January 2001. HCFA also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

     We could take certain actions to partially mitigate any adverse effect of these changes. These actions could include renegotiation of rates and contract subsidies provided in our "911" ambulance service contracts and changes in staffing of ambulance crews based upon the negotiation for longer response times under ambulance service contracts to reduce operating costs.

     We face risks and uncertainties regarding the proposed HCFA rules or other proposals involving various aspects of Medicare reimbursements including the following:

     - the proposed HCFA rules, or other proposals involving various aspects of Medicare reimbursements may not be adopted or implemented;

     - we are uncertain regarding the effect on us of any such adoption and implementation;

     - we are uncertain of the impact of a prospective fee schedule; and

     - future funding levels for Medicare and Medicaid programs may not be comparable to present levels.

Changes in the reimbursement policies, or other government action, could adversely affect our business, financial condition, cash flows, and results of operations.

INSURANCE

     We carry a broad range of automobile and general liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that we consider adequate for the protection of our assets and operations, subject to certain self insurance retentions up to $250,000. We operate in some states that adhere to legal standards that hold emergency service providers to a gross negligence standard in the delivery of emergency medical care, thereby subjecting them to less exposure for tort judgments. We are subject to accident claims as a result of the normal operation of our fleet of ambulances and fire vehicles. The coverage limits of our policies may not be adequate or such insurance may not continue to be available on commercially reasonable terms. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business. We have undertaken to minimize our exposure through our risk management program.

EMPLOYEES

     At September 22, 1999, we employed approximately 8,100 full-time and 3,950 part-time employees, including approximately 7,400 involved in ambulance services, 500 in fire protection services, 550 in integrated ambulance and fire protection services, 1,050 in urgent home medical and clinical care services, and 2,550 in management, administrative, clerical, and billing activities. Of these employees, 3,050 are paramedics and 4,400 are EMTs. We are a party to collective bargaining agreements relating to our Rochester, New York, Gadsden, Alabama and Arlington, Texas operations and to certain of our ambulance services employees in Arizona. We are currently negotiating collective bargaining agreements in other service areas. We consider our relations with employees to be good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

              NAME                 AGE                            POSITION
              ----                 ---                            --------
John B. Furman...................  55    President, Chief Executive Officer, and Director
Robert E. Ramsey.................  53    Executive Vice President and Director
Jack E. Brucker..................  47    Senior Vice President and Chief Operating Officer
William R. Crowell...............  40    Senior Vice President -- Finance and Acquisitions
Mark E. Liebner..................  47    Senior Vice President -- Chief Financial Officer &
                                         Treasurer
Catherine R. Eden................  50    Vice President -- Public Affairs and Marketing
Robert B. Hillier................  50    Vice President -- Human Resources
Dean P. Hoffman..................  39    Vice President -- Financial Services
Susan J. Outland.................  48    Vice President -- Technology Support Services
David J. Samuels.................  43    Vice President -- Healthcare Services
Michel A. Sucher, M.D. ..........  52    Vice President -- Medical Affairs
Louis G. Jekel...................  58    Secretary and Director

     JOHN B. FURMAN has served as our President and Chief Executive Officer since August 1998 and has been a member of our Board of Directors since November 1998. Prior to joining our company, Mr. Furman was a Senior Member and Chairman of the business law and financial services group of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears, a Professional Association, a Phoenix, Arizona-based law firm, which he joined in December 1983. As a member of that firm, Mr. Furman served as our primary outside counsel for more than 10 years, representing us in substantially all of our acquisitions and capital market activities. From April 1978 to December 1983, he was Associate General Counsel for Waste Management, Inc.

     ROBERT E. RAMSEY has served as our Executive Vice President since August 1998. He served as Senior Vice President from June 1997 until August 1998 and as a member of our Board of Directors since June 1997. Prior to that, Mr. Ramsey served as President and Chief Executive Officer of The Southwest Ambulance Companies, which he founded in 1982. The Southwest Ambulance Companies were purchased by us in June 1997.

     JACK E. BRUCKER has served as our Senior Vice President and Chief Operating Officer since December 1997. Mr. Brucker founded and served as President of Pacific Holdings, a strategic consulting firm, from July 1989 until December 1997. Mr. Brucker served as President of Pacific Precision Metals, a consumer products company, from September 1987 until June 1989.

     WILLIAM R. CROWELL has served as our Senior Vice President -- Finance and Acquisitions since July 1997 after having served as our Vice
President -- Financial Services since January 1993. Mr. Crowell is a certified public accountant.

     MARK E. LIEBNER has served as our Senior Vice President since August 1994 and as our Chief Financial Officer since October 1991. From October 1991 to August 1994, Mr. Liebner served as our Vice President.

     CATHERINE R. EDEN has served as our Vice President -- Public Affairs and Marketing since December 1998. From June 1997 to December 1998, Ms. Eden served as the Faculty Chair of the Public Administration Department at Rio Salado College. From September 1996 to June 1997 she was a public affairs consultant in private practice. From December 1994 to September 1996, she served as Assistant Director at Health Partners of Arizona and from January 1990 to December 1994 she served as Legislative Representative in the Arizona House of Representatives and served as faculty of Rio Salado Community College and of the College of Public Programs at Arizona State University.

     ROBERT B. HILLIER has served as our Vice President -- Human Resources since October 1997. Mr. Hillier served as Account Manager and Human Resources Consultant of Watson Wyatt Worldwide from January 1995 to October 1997. From November 1992 to December 1994, he contracted with Bank of America to organize Caliber Bank of Arizona and later served as Director of Human Resources of Caliber Bank of Arizona.

     DEAN P. HOFFMAN has served as our Vice President -- Financial Services since July 1997 after having served as our Director of Finance from June 1994 to June 1997. Mr. Hoffman is a certified public accountant.

     SUSAN J. OUTLAND has served as our Vice President -- Technology Support Services and Chief Technology Officer since February 1999. From January 1997 to February 1999, Ms. Outland was a Regional Vice President of Business Information Technology, a software implementation consulting company. From January 1993 to January 1997, Ms. Outland served as MIS Director for Napa County, California.

     DAVID J. SAMUELS has served as our Vice President -- Healthcare Services since January 1999. Prior to joining our company, Mr. Samuels served as Chief Executive Officer of Samaritan Air Evac from March 1992 through January 1999.

     MICHEL A. SUCHER, M.D., has served as our Vice President -- Medical Affairs since January 1995. He served as our National Medical Director from 1984 to 1995. From 1974 to 1995, Dr. Sucher engaged in the private practice of emergency medicine and held several positions at Scottsdale Healthcare, including the most recent position as President of the Medical Staff. Dr. Sucher is board certified by the American Board of Emergency Medicine and is a member of the American College of Emergency Physicians.

     LOUIS G. JEKEL has served as our Secretary and as a member of our Board of Directors since 1968 and has served as Vice-Chairman since August 1998. Mr. Jekel directs our Wildland Fire Protection Operations with the State of Arizona and the federal government. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

                             SPECIAL CONSIDERATIONS

     The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating us and our business.

WE HAVE SIGNIFICANT INDEBTEDNESS.

     We have significant indebtedness. As of June 30, 1999, we owed lenders 1.4 times our total stockholders' equity, based on $274.3 million of consolidated indebtedness and $196.8 million of stockholders' equity. In March 1998, we sold $150 million of 7 7/8% senior notes due in 2008. At the same time as this debt offering, we renegotiated our then existing $200 million bank revolving credit facility to create a parity loan with the senior notes and to extend the maturity of the credit facility to March 2003. We used the proceeds from the senior notes to repay the then current outstanding bank revolving credit facility.

     The senior notes were issued under an agreement among us, certain of our subsidiaries as guarantors, and the First National Bank of Chicago as trustee. The agreement permits us to incur additional debt under certain conditions, and we expect to incur such additional debt by obtaining advances on the bank revolving credit facility. Our ability to repay the senior notes and other debt depends on our future operating performance, which is affected by governmental regulations, the state of the economy, financial factors, and other factors, certain of which are beyond our control. We cannot provide assurance that we will generate sufficient funds to enable us to make our periodic debt payments.

     Our leverage and related covenants could materially and adversely affect our competitive position and our ability to withstand adverse economic conditions. Furthermore, our debt and related covenants could make it more difficult for us to make material acquisitions, obtain future financing, or take advantage of business opportunities that may arise. If we are unable to service our debt, we will be required to pursue alternative means of repayment, which could include restructuring or refinancing some or all of our debt, raising additional equity, or selling all or a portion of our tangible and/or intangible assets. We cannot provide assurance that we could implement any of these strategies on satisfactory terms.

     The amount of our debt could also have important consequences, including the following:

     - impairing our ability to obtain additional financing in the future for operating expenses, acquisitions, or general corporate purposes,

     - dedicating our cash flow from operations to making periodic principal and interest payments on debt, instead of using these funds for operations,

     - requiring constant monitoring of our financial condition to ensure that we comply with all of the required debt covenants,

     - limiting our ability to incur additional debt, create other liens, pay dividends, or sell assets, and

     - making us vulnerable to industry changes, including new laws and changing economic conditions.

LENDERS IMPOSE RESTRICTIVE COVENANTS ON US.

     As stated above, the agreement governing the terms of the senior notes contains certain covenants limiting our ability to


- incur certain additional debt            - create certain liens
- pay dividends                            - issue guarantees
- redeem capital stock                     - enter into transactions with affiliates
- make certain investments                 - sell assets
- issue capital stock of subsidiaries      - complete certain mergers and
                                             consolidations.

     A breach of any of these covenants could result in an event of default under the agreement for the senior notes. In addition, the revolving credit facility contains other more restrictive covenants and requires us to satisfy certain financial tests, including a total debt leverage ratio, a total debt to total capitalization ratio, and a fixed charge ratio. Our ability to satisfy those tests can be affected by events both within and beyond our control, and we cannot provide assurance that we will be able to meet these tests. Our breach of any of these covenants could cause a default under the revolving credit facility or the agreement for the senior notes, resulting in possible difficulties with customers, personnel, or others.

WE OPERATE THROUGH OUR SUBSIDIARIES.

     We are a holding company and conduct substantially all of our operations through our subsidiaries. In order for us to make our periodic debt payments, we must have access to the cash flow of our subsidiaries, whether through loans, dividends, distributions, or otherwise. Our ability to make our debt payments could be subject to legal, contractual, and other restrictions that could hinder or prevent us from gaining access to this cash flow. Each subsidiary is a separate and distinct legal entity from us and, unless it is acting as a guarantor of the senior notes, has no obligation, contingent or otherwise, to pay any amounts due in respect of the senior notes or to make any amounts available for payment. The holders of any debt of our subsidiaries will be entitled to payment from the assets of such subsidiaries prior to the holders of any of our general, unsecured obligations, including the senior notes and the guarantees of certain of our subsidiaries. As of June 30, 1999, our subsidiaries had $11.1 million of debt.

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

     We depend to a great extent on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. Our five largest contracts accounted for approximately 12% of total revenue for the fiscal year ended June 30, 1998 and 11% of total revenue for the fiscal year ended June 30, 1999. One of these contracts accounted for approximately 4% of total revenue for the fiscal year ended June 30, 1998 and 3% of total revenue for the fiscal year ended June 30, 1999. The loss or cancellation of any one or more of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We cannot provide assurance that we will be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

     Our contracts with municipalities and fire districts and with managed care organizations and health care providers are short term or open-ended or for periods ranging from two years to five years. During such periods, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we could consider factors, such as weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. We face certain risks in attempting to terminate unfavorable contracts prior to their expiration because of the possibility of forfeiting performance bonds and the potential adverse political and public relations consequences. Our inability to terminate or amend unfavorable contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We also face the risk that areas in which we provide fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities.

NEW CONTRACTS REQUIRE SIGNIFICANT INVESTMENTS IN CAPITAL AND RESOURCES THAT WE MAY NOT RECOVER.

     We face risks and uncertainties associated with origination of contracts to provide emergency ambulance services or fire protection services in new geographic regions. Entering new markets to provide services where we have never provided services requires us to expend a significant amount of capital to begin operations, and to employ sufficient personnel to service the contract. We may not recover our capital investments in these areas in the event of the loss or cancellation of one or more of these contracts. The loss or cancellation of any one or more of these contracts may have a material adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH RAPID GROWTH, INTEGRATION, AND ACQUISITIONS.

     In order for our strategy with respect to ambulance services to succeed, we must integrate and successfully operate the ambulance service providers that we acquire. The process of integrating management, operations, facilities, and accounting and billing and collection systems and other information systems requires continued investment of time and resources and can involve difficulties, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Unforeseen liabilities and other issues also could arise in connection with the operation of businesses that we acquire. Our acquisition agreements contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. However, these purchase price adjustments, rights of set-off, and other remedies may not be sufficient to compensate us in the event that any liabilities or other issues arise.

     We seek strategic acquisition opportunities in the regular course of our business. We cannot provide assurance that we will be able to identify additional suitable companies to acquire, that we will be able to complete these acquisitions, or that we will be able to integrate any such acquired companies successfully into our operations. Consolidation in the ambulance industry has resulted in fewer acquisition candidates. Acquiring companies involves numerous short-term and long-term risks, including the following:

     - diversion of management's attention,

     - failure to retain key personnel of the acquired company,

     - adverse consequences to cash flow until accounts receivable of the acquired company are fully integrated,

     - incompatibility of acquired systems,

     - loss of net revenue of the acquired company,

     - possible regulatory issues of the acquired company,

     - subjecting our company to regulatory reviews regarding compliance with Medicare or Medicaid fraud and abuse statutes covering periods prior to our acquisition of those companies or integration of those companies into our billing and collection system,

     - compliance with laws and regulations of new jurisdictions, and

     - facing competitors with greater knowledge of local markets.

     We expect to use primarily cash and our common stock to acquire companies in the future. Our acquisition program could be adversely affected if we do not generate sufficient cash for future acquisitions from existing operations or through additional debt or equity financings. We cannot provide assurance that our operations will generate sufficient cash for acquisitions or that any additional financings will be available if and when needed or on terms acceptable to us.

     The market price of our common stock impacts our ability to complete acquisitions. The market price of our common stock may affect our willingness to use our common stock to acquire other companies and the willingness of potential acquired companies or their owners to accept our common stock. In addition, the market price performance of our common stock may make raising funds more difficult and costly. As a result of a decline in the market price of our common stock in the fourth quarter of fiscal 1998, the pace of acquisitions utilizing our common stock has declined. Continued weakness in the market price of our common stock could adversely affect our ability or willingness to make additional acquisitions. Declines in the market price of our common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYORS AND INDIVIDUALS.

     We receive a substantial portion of our payments for ambulance services from third-party payors (including Medicare, Medicaid, and private insurers). We received approximately 79% of our ambulance fee collections from such third-party payors during fiscal 1998, including 29% from Medicare. In fiscal 1999, we received approximately 75% of ambulance fee collections from these third parties, including 24% from Medicare.

     The reimbursement process is complex and involves lengthy delays. From time to time, we experience such delays. Third-party payors are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide ambulance services; however, there can be lengthy delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payors. We are subject to governmental audits of our Medicare and Medicaid reimbursement claims and can be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process adversely affect the level of accounts receivable, increase the overall costs of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs.

     We also face the continuing risk of nonreimbursement to the extent that uninsured individuals require emergency ambulance service in service areas where an adequate subsidy is not provided. Amounts not covered by third-party payors are the obligations of individual patients. We continually review the mix of activity between emergency and general medical transport in view of the reimbursement environment.

     We establish an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

     Our gross accounts receivable as of June 30, 1998 and June 30, 1999, were $224.2 million and $228.8 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $154.6 million and $185.5 million as of June 30, 1998 and 1999, respectively. The allowance for doubtful accounts at June 30, 1998 includes a $17.9 million additional provision for doubtful accounts recorded in the fourth quarter of fiscal 1998. Gross accounts receivable are effected by revenue growth, delays in payments from certain third-party payors in certain service areas, general industry trends of third-party payors taking more time to reimburse claims and other factors, offset by the effect of writeoffs.

     The risks associated with third-party payors and uninsured individuals and our failure to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We cannot provide assurance that our collection policies and allowances for doubtful accounts receivable will be adequate.

PROPOSED RULES MAY ADVERSELY AFFECT OUR REIMBURSEMENT RATES OF COVERAGE.

     During June 1997, the Health Care Financing Administration issued proposed rules that would revise Medicare policy on the coverage of ambulance services. These proposed rules have been subject to public comment and, despite the passage of new laws addressing changes to the reimbursement of ambulance services by Medicare (as discussed below), have not yet been withdrawn. The proposed rules have not been finalized.

     In addition, the "Balanced Budget Act of 1997" became law in August 1997. This new law in part provides for the development, negotiation, and implementation of prospective fee schedule for Medicare reimbursement of ambulance services by January 2000. The new law also reduces the annual rate adjustment for Medicare reimbursements from the Consumer Price Index, or CPI, to CPI less one percentage point.

     The new law requires that, beginning January 1, 2000, ambulance service providers accept assignment whereby we receive payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The new law also applies the Skilled Nursing Facility Prospective Payment System to a limited number of ambulance trips to and from nursing homes. This application could require us to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services. The new law also stipulates that individual states may now elect not to provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment will be postponed to January 2001. HCFA also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

     If the proposed rules were to be finalized prior to the negotiation of a prospective fee schedule as stipulated in the new law, and we were unable to mitigate the effect of the new rules, our business, financial condition, cash flows, and results of operations could be adversely affected. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payors, or an increase in our cost structure relative to the rate of increase in the CPI, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

     State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. The state of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 13% of total revenue for fiscal 1998 and 12% of total revenue for fiscal 1999. We cannot provide assurance that we will be able to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

     Municipalities and fire districts negotiate the payments to be made to us for fire protection services pursuant to master contracts. These master contracts are based on a budget and on level of effort or performance criteria desired by the municipalities and fire districts. We could be unsuccessful in negotiating or maintaining profitable contracts with municipalities and fire districts.

CLAIMS AGAINST US COULD EXCEED OUR INSURANCE COVERAGE.

     We are subject to accident claims as a result of the normal operation of our fleet of ambulances and fire vehicles. The coverage limits of our policies may not be adequate or such insurance may not continue to be available on commercially reasonable terms. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

WE FACE ADDITIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     We plan to expand our presence in international health and safety and other related services markets. Although we currently maintain operations in Canada and in Latin America, we may not be successful in expanding our international operations. As we expand our international operations, in addition to other business risks discussed herein, we increasingly will be subject to various risks associated with international operations, including the following:

     - management of a multi-national organization

     - fluctuations in currency exchange rates

     - compliance with local laws and other regulatory requirements and changes in such laws and requirements

     - restrictions on the repatriation of funds

     - inflationary conditions

     - employment and severance issues

     - political and economic instability, including economic recessions

     - war or other hostilities

     - expropriation or nationalization of assets

     - overlap of tax structures and imposition of new taxes

     - renegotiation or nullification of contracts.

The inability to effectively manage these and other risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

     Internationally, certain of our customers receive services under capitated service arrangements. As a result, during periods of high utilization as a result of severe weather conditions, particularly as experienced in Argentina during the winter of 1999, our operations experience greater utilization of services under these capitated service arrangements. During these periods, our operations incur increased expenses without a corresponding increase in revenue.

     Our revenue from international operations is denominated primarily in the currencies of the countries in which we operate. A decrease in the value of such foreign currencies relative to the U.S. dollar could result in losses from currency exchange rate fluctuations. As we continue to expand our international operations, exposures to gains and losses on foreign currency transactions may increase. We do not currently engage in foreign currency hedging transactions. In the future, we may seek to limit such exposure by entering into forward-foreign exchange contracts or engaging in similar hedging strategies. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on our business, financial condition, cash flows, and results of operations. In addition, revenue we earn in foreign countries may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings.

     In Canada, we contract with the Ontario Ministry of Health to provide ambulance services in certain service areas in Ontario. The Province of Ontario is currently privatizing its ambulance services. New service contracts will be awarded by the local levels of government through a bid process. We will continue to evaluate these contract opportunities as they arise, and bid on those contracts where we believe it will be profitable. We may not be successful in obtaining new contracts nor maintaining our current service areas, which could have a material adverse effect on our business.

NUMEROUS GOVERNMENTAL ENTITIES REGULATE OUR BUSINESS.

     Numerous federal, state, local, and foreign laws and regulations govern various aspects of the business of ambulance service providers, covering matters such as licensing, rates, employee certification, environmental matters, and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state, local, or foreign governments could

     - change existing laws or regulations,

     - adopt new laws or regulations that increase our cost of doing business,

     - lower reimbursement levels, or

     - otherwise adversely affect our business, financial condition, cash flows, and results of operations.

     We and businesses acquired by us could encounter difficulty in complying with all applicable laws and regulations.

HEALTH CARE REFORMS AND COST CONTAINMENT MAY AFFECT OUR BUSINESS.

     Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. In addition, managed care providers are attempting to contain health care costs through the use of outpatient services and specialized treatment facilities. Changing industry practices could have an adverse effect on our business, financial condition, cash flows, accounts receivable realization, and results of operations.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY.

     The ambulance service industry is highly competitive. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities consider the following factors in awarding a contract:

     - quality of medical care

     - historical response time performance

     - customer service

     - financial stability

     - personnel policies and practices.

     We currently compete with the following entities to provide ambulance services:

     - governmental entities (including fire districts)

     - hospitals

     - other national ambulance service providers

     - large regional ambulance service providers

     - local and volunteer private providers.

     Municipalities, fire districts, and health care organizations that currently contract for ambulance services could choose to provide ambulance services directly in the future. We are experiencing increased competition from fire departments in providing emergency ambulance service. Some of our current competitors and certain potential competitors have or have access to greater capital and other resources than us.

     Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. We cannot provide assurance that

     - we will be able to obtain additional fire protection business on a contractual or subscription basis;

     - fire districts or municipalities will not choose to provide fire protection services directly in the future; or

     - areas in which we provide services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities.

WE DEPEND ON OUR MANAGEMENT AND OTHER KEY PERSONNEL.

     Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Low unemployment in certain market areas currently makes the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages.

     Our internal growth and our expansion into new geographic areas, including international markets, will require additional expertise, such as marketing and operational management. These growth and expansion activities will further increase the demand on our resources and require the addition of new personnel and the development of additional expertise by existing personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel.

OUR CURRENT STOCKHOLDERS CAN EXERCISE CONTROL OVER OUR COMPANY.

     As of September 22, 1999, our directors, executive officers, and their affiliates beneficially own approximately 15% of the outstanding shares of our common stock. Our Employee Stock Ownership Plan holds approximately 6% of the outstanding shares of our common stock. Accordingly, these persons, acting as a group, could significantly influence the election of our directors and the outcome of matters requiring approval by our stockholders.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Certain provisions of our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire control of our company, even if a change in control might be beneficial to stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     The market price of our common stock has been volatile since our initial public offering in July 1993. The period was initially marked by generally rising stock prices, favorable industry conditions, and improved operating results by us. We experienced a significant decline in our stock price in the fourth quarter of fiscal 1998 as a result of various factors, including the following:

     - less favorable industry trends,

     - an increase in our provision for doubtful accounts,

     - an increase in our operating expenses,

     - general stock market conditions, and

     - the previously identified risk factors.

     The trading price of our common stock has not increased since the 1998 fourth quarter decline. The trading price of our common stock in the future could be subject to various factors, including the following:

     - wide fluctuations in response to quarterly variations in our operating results and others in our industry,

     - actual or anticipated announcements concerning us or our competitors, including government regulations and reimbursement changes,

     - the announcement and implementation of health care reform proposals,

     - changes in analysts' estimates of our financial performance,

     - general conditions in the health care industry,

     - general economic and financial conditions,

     - the inability of us to make any acquisitions, and

     - other events or factors.

     In addition, the stock market has experienced extreme price and volume fluctuations, which have affected the market prices for many companies involved in health care and related industries and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors could adversely affect the market price of our common stock. The market price and volatility of our common stock could increase the risk of litigation, including from owners of companies previously acquired by us.

SHARES ELIGIBLE FOR SALE IN THE PUBLIC MARKETS AND RIGHTS TO ACQUIRE SHARES OF COMMON STOCK CAN IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of September 22, 1999, there were 14,577,468 shares of common stock outstanding, 10,869,292 shares of which were freely transferable without restriction under the securities laws, unless held by an "affiliate" of us, as that term is defined under the securities laws. We also have outstanding 144,129 restricted shares, as that term is defined under Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. In addition, we have registered 6,700,000 shares of common stock for issuance in connection with acquisitions (of which 3,564,047 shares have been issued), which are generally freely tradeable after their issuance under Rule 145 of the securities laws, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144.

     We have registered up to 6,000,000 shares of common stock for issuance pursuant to our stock option plans. As of September 22, 1999, approximately 800,000 stock options had been exercised and options to purchase approximately 3,600,000 shares were outstanding. Shares issued after the effective date of such registration statement upon the exercise of stock options issued under our stock option plans generally will be eligible for sale in the public market, except that affiliates of us will continue to be subject to volume limitations. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute earnings per share, and the sale of such shares could depress the market price of our common stock.

WE FACE ISSUES ASSOCIATED WITH YEAR 2000 COMPLIANCE.

     We have implemented a Year 2000 compliance program, utilizing both internal and external resources, to ensure that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. Our assessment of this equipment and systems, both internally developed and purchased from third-party vendors, is complete. Included in this assessment is a formal communication program with our significant vendors to determine the extent to which we are vulnerable to those vendors who fail to remediate their own Year 2000 non-compliance.

     We are highly dependent on vendor remediation and testing of vendor systems. The results of the assessments have indicated that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. We continue to upgrade and replace non-compliant equipment and systems and expect to complete such activities prior to January 1, 2000. We will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that we add in our operations for Year 2000 compliance. If our medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, we may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect our operations and we may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

     We are dependent upon vendors who provide services such as electrical power, water, fuel for vehicles and other necessary commodities. We also depend upon the ability of telephone systems to be Year 2000 compliant in order for us to receive incoming calls for service to our ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact our ability to dispatch and respond to requests for ambulance and fire protection services in a timely manner. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 issues could impact their ability to reimburse us for services provided. The failure of any of these systems could adversely affect our business, financial condition, cash flows and results of operations. We do not control these systems and are dependent upon the service providers and third-party payors to remediate any Year 2000 non-compliance related to their own systems.

     To date, we have not completed our contingency plans in the event that our principal medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of our business operations fail to operate in compliance with the Year 2000 date change. We expect to develop contingency plans by October 1999.

     The cost of our Year 2000 compliance program has not had and is not expected to have a material impact on our results of operations, financial condition or liquidity. There can be no assurance, however, that we will not experience material adverse consequences in the event that our Year 2000 compliance program is not successful or that our vendors or third-party payors are not able to resolve their Year 2000 compliance issues in a timely manner.

ITEM 2.  PROPERTIES

FACILITIES AND EQUIPMENT

     We lease our principal executive offices in Scottsdale, Arizona. We lease administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which we provides ambulance and fire protection services. We also own nine administrative facilities and 20 other facilities within our service areas. Aggregate rental expense was approximately $10.2 million during fiscal 1998, and approximately $12.8 million during fiscal 1999. At September 22, 1999, our fleet included 1,567 owned and 389 leased ambulances, 112 owned and 26 leased fire vehicles and 294 owned and 25 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are subject to litigation arising in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition or results of operations.

     We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer, James H. Bolin, our Vice Chairman of the Board, and Robert E. Ramsey, Jr., our Executive Vice President and Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et. al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/ Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999 the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants have moved to dismiss the Ruble action. This motion is currently pending. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol RURL since our initial public offering on July 16, 1993. The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated as reported on the Nasdaq National Market.

                                                              HIGH      LOW
                                                             ------    ------
YEAR ENDED JUNE 30, 1998
  First quarter............................................  $31.50    $25.88
  Second quarter...........................................   37.50     29.88
  Third quarter............................................   35.50     28.31
  Fourth quarter...........................................   34.00     10.75
YEAR ENDED JUNE 30, 1999
  First quarter............................................  $13.50    $6.125
  Second quarter...........................................   12.50     6.125
  Third quarter............................................   12.00      7.75
  Fourth quarter...........................................   10.63      7.00
YEAR ENDED JUNE 30, 2000
  First quarter (through September 22, 1999)...............  $10.00    $ 7.00

     On September 22, 1999, the closing sale price of our common stock was $7.13 per share. On September 22, 1999, there were approximately 963 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid any cash dividends on our common stock. We currently plan to retain earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of us as well as other factors deemed relevant by our board of directors. Our senior subordinated notes, term notes and revolving credit facility contain restrictions on our ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended June 30, 1999, 1998, 1997, 1996 and 1995 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Report.

                                                        YEARS ENDED JUNE 30,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue
  Ambulance services................  $467,632    $387,041    $257,488    $197,201    $127,461
  Fire protection services..........    50,490      45,971      42,163      38,770      32,274
  Other.............................    43,244      42,546      20,154      14,292      11,848
                                      --------    --------    --------    --------    --------
          Total revenue.............   561,366     475,558     319,805     250,263     171,583
Operating expense
  Payroll and employee benefits.....   297,341     254,806     170,833     135,464      90,843
  Provision for doubtful accounts...    81,227      81,178      43,424      31,036      22,263
  Depreciation......................    24,222      19,213      12,136       9,778       6,654
  Amortization of intangibles.......     9,166       7,780       4,660       3,569       2,074
  Other operating expenses..........    98,739      80,216      54,922      45,752      33,809
  Loss contract/restructuring
     charge.........................     2,500       5,000       6,026          --          --
                                      --------    --------    --------    --------    --------
Operating income....................    48,171      27,365      27,804      24,664      15,940
  Interest expense, net.............    21,406      14,082       5,720       5,108       3,059
  Other.............................        70        (199)         --          --          --
                                      --------    --------    --------    --------    --------
Income before provision for income
  taxes and extraordinary item......    26,695      13,482      22,084      19,556      12,881
Provision for income taxes..........   (11,231)     (5,977)     (9,364)     (8,044)     (5,288)
                                      --------    --------    --------    --------    --------
Income before extraordinary item....    15,464       7,505      12,720      11,512       7,593
Extraordinary item..................        --          --          --          --        (693)
                                      --------    --------    --------    --------    --------
Net income..........................  $ 15,464    $  7,505    $ 12,720    $ 11,512    $  6,900
                                      ========    ========    ========    ========    ========
Basic earnings per share(1)
  Income before extraordinary
     item...........................  $   1.07    $    .55    $   1.10    $   1.20    $    .96
  Extraordinary item................        --          --          --          --        (.09)
                                      --------    --------    --------    --------    --------
          Net income................  $   1.07    $    .55    $   1.10    $   1.20    $    .87
                                      ========    ========    ========    ========    ========
Diluted earnings per share(1)
  Income before extraordinary
     item...........................  $   1.06    $    .54    $   1.04    $   1.14    $    .92
  Extraordinary item................        --          --          --          --         .08
                                      --------    --------    --------    --------    --------
          Net income................  $   1.06    $    .54    $   1.04    $   1.14    $    .84
                                      ========    ========    ========    ========    ========
Weighted average number of shares
  outstanding(1)
  Basic.............................    14,447      13,529      11,585       9,570       7,924
  Diluted...........................    14,638      14,002      12,271      10,075       8,249

                                                              JUNE 30,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
  Working capital...................  $140,929    $110,529    $ 94,766    $ 55,402    $ 26,358
  Total assets......................   579,907     535,452     364,066     230,114     159,430
  Current portion of long-term
     debt...........................     5,765       8,565       9,814       6,610       8,377
  Long-term debt, net of current
     portion(2).....................   268,560     243,831     144,643      60,731      53,282
  Stockholders' equity..............   196,839     177,773     159,808     119,966      65,648

---------------
(1) Earnings per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(2) Includes balances outstanding under our revolving credit facility of $113,500,000 at June 30, 1999, $86,000,000 at June 30, 1998, $134,000,000 at
    June 30, 1997, $49,500,000 at June 30, 1996 and $34,900,000 at June 30,
    1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated financial statements and notes appearing elsewhere in this Report.

INTRODUCTION

     We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between "911" emergency ambulance services and general medical transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

     Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of our ambulance service fee receipts. We derived approximately 79% of our net ambulance fee collections during 1998 and 75% of our net ambulance fee collections during 1999 from such third party payors. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

     Because of the nature of our ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in markets and is generally higher in service areas in which the calls are primarily "911" emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

     Other revenue primarily consists of fees associated with alternative transportation, dispatch, fleet, billing, urgent and primary care services in clinics, and home health care services and is recognized when the services are provided.

     Other operating expenses consist primarily of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

     Our net income for the year ended June 30, 1999 was $15.5 million or $1.06 per share (diluted). This compares to net income of $7.5 million or $.54 per share (diluted) for the year ended June 30, 1998, and $12.7 million or $1.04 per share (diluted) for the year ended June 30, 1997. During fiscal 1999, we completed the acquisition of a company that provides urgent and primary care services in three clinics in Cordoba, Argentina and of two companies that provide urgent home medical attention and ambulance transport services in Argentina. We also purchased the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider operating in Georgia. Our net income for the year ended June 30, 1999 was negatively impacted by higher costs of collections associated with our domestic ambulance service accounts receivable and by reduced operating margins of our Argentine operations in the fourth quarter. These operating margins were reduced due to a substantial increase in service utilization under our capitated service arrangements and due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

RESULTS OF OPERATIONS

     The following table sets forth the years ended June 30, 1999, 1998 and 1997, certain items from our consolidated financial statements expressed as a percentage of total revenue:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Revenue
  Ambulance services........................................   83.3%    81.4%    80.5%
  Fire protection services..................................    9.0      9.7     13.2
  Other.....................................................    7.7      8.9      6.3
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Operating expenses
  Payroll and employee benefits.............................   53.0     53.6     53.4
  Provision for doubtful accounts...........................   14.5     17.1     13.6
  Depreciation..............................................    4.3      4.0      3.8
  Amortization of intangibles...............................    1.6      1.6      1.5
  Other operating expenses..................................   17.6     16.9     17.1
  Loss contract/restructuring charge........................    0.4      1.0      1.9
                                                              -----    -----    -----
Operating income............................................    8.6      5.8      8.7
  Interest expense, net.....................................    3.8      3.0      1.8
                                                              -----    -----    -----
Income before income taxes..................................    4.8      2.8      6.9
  Provision for income taxes................................    2.0      1.2      2.9
                                                              -----    -----    -----
Net income..................................................    2.8%     1.6%     4.0%
                                                              =====    =====    =====

  Year Ended June 30, 1998 Compared to Year Ended June 30, 1999

     Revenue

     Total revenue increased $85.8 million, or 18.0%, from $475.6 million for the year ended June 30, 1998 to $561.4 million for the year ended June 30, 1999. Ambulance services revenue increased $80.6 million, or 20.8%, from $387.0 million for the year ended June 30, 1998 to $467.6 million for the year ended June 30, 1999, primarily the result of the acquisition of four ambulance service providers in fiscal 1999 as well as a full year of activity from the eleven acquisitions completed in fiscal 1998. Domestic ambulance services revenue in areas served by our company in both fiscal 1999 and 1998 increased by 5.3%. Fire protection services revenue increased by $4.5 million, or 9.8%, from $46.0 million for the year ended June 30, 1998 to $50.5 million for the year ended June 30, 1999. Other revenue increased by $0.7 million, or 1.6%, from $42.5 million for the year ended June 30, 1998 to $43.2 million for the year ended June 30, 1999.

     Total domestic ambulance transports increased by approximately 73,000, or 6.0%, from 1,215,000 for the year ended June 30, 1998 to 1,288,000 for the year ended June 30, 1999. The acquisition of two domestic ambulance service companies during fiscal 1999, as well as a full year of transport activity from the acquisitions completed in fiscal 1998, accounted for these additional transports. Domestic ambulance transports in areas serviced by our company in both fiscal 1999 and 1998 decreased by 6.0%, due to our concerted effort to reduce the number of non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

     Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of our services under fee-for-service arrangements. The increase also resulted from revenue generated from new fire protection contracts awarded to us through competitive bidding.

     Operating Expenses

     Payroll and employee benefit expenses increased $42.5 million, or 16.7%, from $254.8 million for the year ended June 30, 1998 to $297.3 million for the year ended June 30, 1999. This increase was primarily due to the acquisition of four ambulance service companies during fiscal 1999 as well as a full year of activity from the acquisitions completed in fiscal 1998 and higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefit expenses decreased slightly from 53.6% of total revenue during the year ended June 30, 1998 to 53.0% of total revenue during the year ended June 30, 1999.

     Provision for doubtful accounts was $81.2 million for the year ended June 30, 1998 and for the year ended June 30, 1999. Provision for doubtful accounts decreased from 17.1% of total revenue for the year ended June 30, 1998 to 14.5% of total revenue for the year ended June 30, 1999, and decreased from 22.3% of domestic ambulance service revenue for the year ended June 30, 1998 to 19.5% of domestic ambulance service revenue for the year ended June 30, 1999. In comparison, provision for doubtful accounts was 13.6% of total revenue and 16.9% of domestic ambulance service revenue for the year ended June 30, 1997. Comparison of the provision for doubtful accounts for the year ended June 30, 1999 to the year ended June 30, 1998, is skewed by the effect of a $17.9 million additional provision for doubtful accounts that was recorded in the fourth quarter of fiscal 1998. In view of the continuing difficult reimbursement environment and the potential for future write-offs of accounts receivable to continue to be higher than pre-fiscal 1998 levels, we continued to add to the provision for doubtful accounts during the fiscal year ended June 30, 1999. Net accounts receivable on non-integrated collection systems currently represent 11.1% of total net accounts receivable at June 30, 1999. We plan to integrate our operations in Columbus, Ohio into our integrated billing and collection system during the first half of fiscal 2000. We will continue to review the benefits and timing of integrating the remaining two non-integrated billing centers.

     Depreciation increased $5.0 million, or 26.0%, from $19.2 million for the year ended June 30, 1998 to $24.2 million for the year ended June 30, 1999, primarily due to increased property and equipment from recent acquisition activity. Depreciation increased from 4.0% of total revenue for the year ended June 30, 1998 to 4.3% of total revenue for the year ended June 30, 1999.

     Amortization of intangibles increased by $1.4 million, or 17.9%, from $7.8 million for the year ended June 30, 1998 to $9.2 million for the year ended June 30, 1999. This increase was the result of increased intangible assets resulting from recent acquisition activity. Amortization of intangibles was 1.6% of total revenue for both of the years ended June 30, 1998 and 1999.

     Other operating expenses increased $18.5 million, or 23.1%, from $80.2 million for the year ended June 30, 1998 to $98.7 million for the year ended June 30, 1999, primarily as a result of increased expenses associated with the operation of the four ambulance service companies acquired during fiscal 1999 and the eleven ambulance service companies acquired during fiscal 1998. Other operating expenses increased from 16.9% of total revenue for the year ended June 30, 1998 to 17.6% of total revenue for the year ended June 30, 1999.

     During the year ended June 30, 1999, we recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left our company. We expect these severance payments will be completed during fiscal 2001.

     During the year ended June 30, 1998, we recorded a non-recurring pre-tax charge of $5.0 million primarily for severance payments. This charge related to our reduction of certain administrative personnel at corporate headquarters and regional offices. These severance payments were substantially completed during fiscal 1999.

     Interest expense increased by $7.3 million, or 51.8%, from $14.1 million for the year ended June 30, 1998 to $21.4 million for the year ended June 30, 1999. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 7 7/8% Senior Notes due 2008 that occurred near the end of the third quarter of fiscal 1998.

     Our effective tax rate decreased from 45.0% for the year ended June 30, 1998 to 42.0% for the year ended June 30, 1999, primarily the result of the effect of nondeductible goodwill amortization applied against reduced earnings in the year ended June 30, 1998 compared to earnings in the year ended June 30, 1999.

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

     Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of our services under fee-for-service arrangements. The increase also resulted from revenue generated from new fire protection contracts awarded to us through competitive bidding.

     Other revenue increased primarily from the fees received for billing, dispatch, and other services pursuant to our agreement with San Diego Fire and Life Safety Services.

     Operating Expenses

     Payroll and employee benefit expenses increased $84.0 million, or 49.2%, from $170.8 million for the year ended June 30, 1997 to $254.8 million for the year ended June 30, 1998. This increase was primarily due to the acquisition of eleven ambulance service companies during fiscal 1998. Payroll and employee benefit expenses increased from 53.4% of total revenue during the year ended June 30, 1997 to 53.6% of total revenue during the year ended June 30, 1998 primarily due to the low unemployment in certain of our service areas, which made the recruitment, training and retention of full and part-time personnel more difficult and costly.

     Provision for doubtful accounts increased $37.8 million, or 86.9%, from $43.4 million for the year ended June 30, 1997 to $81.2 million for the year ended June 30, 1998. Provision for doubtful accounts increased from 13.6% of total revenue for the year ended June 30, 1997 to 17.1% of total revenue for the year ended June 30, 1998 and increased from 16.9% of domestic ambulance service revenue for the year ended June 30, 1997 to 22.3% of domestic ambulance service revenue for the year ended June 30, 1998. The increase in the provision for doubtful accounts resulted from increased revenue from both acquisitions and internal growth and, for the reasons described below, an additional provision for doubtful accounts of $17.9 million recorded in the fourth quarter. As identified in our third quarter fiscal 1998 Form 10-Q, we began experiencing delays in payments from certain third party payors and a general industry trend toward a lengthening payment cycle. During the third and fourth quarters of fiscal 1998, we assessed the impact this more difficult medical reimbursement environment was having on the timing and collectability of our accounts receivable. At the conclusion of management's assessment process and considering the results of recent collection efforts as well as other factors, in the fourth quarter management determined that these adverse changes had increased the level of effort and reasonable cost associated with obtaining reimbursement and collection of certain accounts receivable to such an extent that an additional provision for doubtful accounts of $17.9 million was recorded. In addition, management believes that future write-offs of accounts receivable will exceed historical levels, thus necessitating a higher provision for doubtful accounts and greater levels of expenditures to collect the accounts receivable. This more difficult reimbursement environment has further complicated the process of integrating new billing offices into our regional billing centers and has affected our billing and collection procedures. Net accounts receivable on non-integrated collection systems represented 13.8% of total net accounts receivable at June 30, 1998.

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

     During the year ended June 30, 1998, we recorded a non-recurring pre-tax charge of $5.0 million primarily for severance payments. This charge relates to the reduction of certain administrative personnel at our corporate headquarters and regional offices. We expect these severance payments will be substantially completed during fiscal 1999.

     Interest expense increased by $8.4 million, or 146.2%, from $5.7 million for the year ended June 30, 1997 to $14.1 million for the year ended June 30, 1998. This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the issuance of $150.0 million of 7 7/8% Senior Notes due 2008 that occurred near the end of the third quarter of fiscal 1998.

     Our effective tax rate increased from 42.4% for the year ended June 30, 1997 to 45.0% for the year ended June 30, 1998, primarily the result of the effect of nondeductible goodwill amortization applied against earnings that had been reduced by the additional provision for doubtful accounts and accrual for severance payments.

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 1999 and 1998. The operating results of any quarter are not necessarily indicative of results of any future period.

                              SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                                1997        1997       1998     1998(1)     1998(2)      1998       1999       1999
                              ---------   --------   --------   --------   ---------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Ambulance service.........   $77,598    $89,769    $107,279   $112,395   $116,265    $115,759   $119,751   $115,857
  Fire protection...........    11,212     11,351      11,547     11,861     12,643      12,591     12,372     12,884
  Other revenue.............     8,963     10,222      10,957     12,404      9,887      11,239     10,810     11,308
                               -------    -------    --------   --------   --------    --------   --------   --------
  Total revenue.............    97,773    111,342     129,783    136,660    138,795     139,589    142,933    140,049
  Operating income (loss)...    10,346     12,199      14,283     (9,463)    10,507      13,381     13,742     10,541
  Net income (loss).........     4,658      5,424       6,372     (8,949)     3,062       4,639      4,711      3,052
Diluted earnings (loss) per
  share.....................   $  0.35    $  0.38    $   0.45   $  (0.64)  $   0.21    $   0.32   $   0.32   $   0.21
                               =======    =======    ========   ========   ========    ========   ========   ========

---------------
(1) In the fourth quarter of the year ended June 30, 1998, we recorded a pre-tax charge of $5.0 million related to severance payments and an additional provision for doubtful accounts of $17.9 million.

(2) In the first quarter of the year ended June 30, 1999, we recorded a pre-tax charge of $2.5 million related to severance payments.

     We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions. Also, our Argentine operations experience greater utilization of services by customers under capitated service arrangements in the fourth quarter, as compared to the other three quarters, as South America enters into its winter season.

     Public health conditions affect our operations differently in different regions. For example, greater utilization of services by customers under capitated service arrangements decrease our operating income. The same conditions domestically, where we operate under fee-for-service arrangements, result in a greater number of transports, increasing our operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

     At June 30, 1999, we had working capital of $140.9 million, including cash of $7.2 million, compared to working capital of $110.5 million, including cash of $6.5 million, at June 30, 1998. During the fiscal year ended June 30, 1999, our cash flow provided by operations was $21.8 million resulting primarily from net income of $15.5 million plus non-cash expenses of depreciation and amortization of $33.3 million and provision for doubtful accounts of $81.2 million and an increase in deferred income taxes of $3.7 million offset by an increase in accounts receivable of $112.0 million. Cash flow provided by operations was $12.6 million for the fiscal year ended June 30, 1998.

     Cash provided by financing activities was $21.5 million for the year ended June 30, 1999, primarily because of the increased borrowings on our revolving credit facility.

     Cash used in investing activities was $42.2 million for the year ended June 30, 1999 primarily because of cash paid for businesses acquired, capital expenditures and increases in other assets.

     Our gross accounts receivable as of June 30, 1999 and June 30, 1998 were $228.9 million and $224.2 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $185.5 million and $154.6 million as of such dates, respectively. The allowance for doubtful accounts at June 30, 1998 included a $17.9 million additional provision for doubtful accounts recorded in the fourth quarter of fiscal year 1998. We believe that the increase in gross accounts receivable is due to many factors including recent revenue growth, delays in payments from certain third-party payors, particularly in certain of our regional billing centers, and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. Delays in receiving payments also contributed to an increase in the age of our accounts receivable.

     During the fiscal year ended June 30, 1998, we increased the amount of our revolving credit facility from $175.0 million to $200.0 million. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility that is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. At June 30, 1999 the interest rate was 6.7% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $113.5 million was outstanding on the revolving credit facility at June 30, 1999. Availability on the facility was $51.7 million at June 30, 1999.

     In November 1998, we entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. We paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced by approximately $106,000 during the year ended June 30, 1999. In June 1999, we terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount will be amortized as a reduction of interest expense on a straight-line basis through November 2000.

     In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At June 30, 1999 the interest rate was 6.6% on the lease line of credit. Approximately $2.0 million was outstanding on this line of credit at June 30, 1999.

     In March 1998 we issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at June 30, 1999 was $225,000 and this amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. See Note 4 of notes to our consolidated financial statements. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     During the fiscal year ended June 30, 1999, we purchased all of the issued and outstanding stock of a company that provides urgent and primary care services in three clinics in Argentina and of two companies that provide urgent home medical attention and ambulance transport services in Argentina. We also purchased the assets of an ambulance service provider operating in Pennsylvania and an ambulance service provider in Georgia. The combined purchase price of the operations was $20.7 million. We paid cash of $12.7 million, issued notes payable to sellers of $0.9 million and assumed $7.1 million of liabilities. We funded the cash portion of the acquisitions primarily from our revolving credit facility.

     During the fiscal year ended June 30, 1999, we made investments in companies offering ambulance services, ambulance billing services and alternative transportation services. We contributed cash, accounts receivable and fixed assets totaling $1.9 million at June 30, 1999 to these businesses. These investments have been recorded using the cost method of accounting.

     We expect that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to June 30, 1999. Our business growth occurs primarily through new business contracts and acquisitions. We intend to finance any contracts or acquisitions that we consummate through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, we may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, our financial condition and the market price of our common stock.

     The market price of our common stock impacts our ability to complete acquisitions. We may be unwilling to utilize, or potential acquired companies or their owners may be unwilling to accept, our common stock in connection with acquisitions. In addition, the market price performance of our common stock may make raising funds more difficult and costly. As a result of the decline in the market price of our common stock in the fourth quarter of fiscal 1998 and the failure of our stock price to increase since that time, the pace of acquisitions utilizing our common stock has declined. Continued weakness in the market price of our common stock could adversely affect our ability or willingness to make additional acquisitions. Declines in the market price of our common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.

MEDICARE REIMBURSEMENT

     In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the new fee schedule as well as the mandatory acceptance of Medicare assignment will be postponed to January 2001. HCFA also announced rules which became effective in February 1999. These rules require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with the new rules.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At June 30, 1999 our balance sheet reflects a $465,000 cumulative equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the currencies of Canada and Brazil and the effect it had on our investments in our Canadian operations and our investment in certain property and equipment that we have deployed in Brazil. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. See "Special Considerations -- We face risks associated with international operations and foreign currency fluctuations".

YEAR 2000 COMPLIANCE

     We have implemented a Year 2000 compliance program, utilizing both internal and external resources, to ensure that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications will function properly beyond 1999. Our assessment of this equipment and systems, both internally developed and purchased from third-party vendors, is complete. Included in this assessment is a formal communication program with our significant vendors to determine the extent to which we are vulnerable to those vendors who fail to remediate their own Year 2000 non-compliance.

     We are highly dependent on vendor remediation and testing of vendor systems. The results of the assessments have indicated that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, can be upgraded, or in the case of certain ambulance and fire dispatch systems, will be replaced in order to obtain compliance. We continue to upgrade and replace non-compliant equipment and systems and expect to complete such activities prior to January 1, 2000. We will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that we add in our operations for Year 2000 compliance. If our medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, we may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect our operations and we may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

     We are dependent upon vendors who provide services such as electrical power, water, fuel for vehicles and other necessary commodities. We also depend upon the ability of telephone systems to be Year 2000 compliant in order for us to receive incoming calls for service to our ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact our ability to dispatch and respond to requests for ambulance and fire protection services in a timely manner. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 issues could impact their ability to reimburse us for services provided. The failure of any of these systems could adversely affect our business, financial condition, cash flows and results of operations. We do not control these systems and are dependent upon the service providers and third-party payors to remediate any Year 2000 non-compliance related to their own systems.

     To date, we have not completed our contingency plans in the event that our principal medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of our business operations fail to operate in compliance with the Year 2000 date change. We expect to develop contingency plans by October 1999.

     The cost of our Year 2000 compliance program has not had and is not expected to have a material impact on our results of operations, financial condition or liquidity. There can be no assurance, however, that we will not experience material adverse consequences in the event that our Year 2000 compliance program is not successful or that our vendors or third-party payors are not able to resolve their Year 2000 compliance issues in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We have entered into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     In November 1998, we entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. We paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced by approximately $106,000 during the year ended June 30, 1999. In June 1999, we terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount will be amortized as a reduction of interest expense on a straight-line basis through November 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of June 30, 1999 and for each of the fiscal years in the three-year period ended June 30, 1999, together with related notes and the report of Arthur Andersen LLP are set forth on the following pages.

                              REPORT OF MANAGEMENT

     The management of Rural/Metro Corporation is responsible for the integrity and reliability of the financial information presented in this Annual Report, including our financial statements. These financial statements have been prepared in accordance with generally accepted accounting principles and include, where necessary, informed estimates and judgments by management.

     We maintain systems of accounting and internal controls designed to provide reasonable assurance that assets are properly accounted for, as well as to ensure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis.

     We maintain high standards when selecting, training and developing personnel, to ensure that management's objective of maintaining strong, effective internal accounting controls and unbiased, uniform reporting standards are attained. We believe our policies and procedures provide reasonable assurance that operations are conducted in conformity with law and with our commitment to a high standard of business integrity and conduct.

     Our independent public accountants, Arthur Andersen LLP, conduct annual audits of our financial statements in accordance with generally accepted auditing standards which include the review of internal controls for the purpose of establishing their audit scope, and issue an opinion on the fairness of such financial statements.

     Our board of directors pursues its responsibility for the quality of our financial reporting primarily through its audit committee which is composed of three outside directors. This committee meets periodically with management and the independent public accountants to review the manner in which they are performing their responsibilities and to discuss audit, internal accounting control and financial reporting matters. The independent public accountants periodically meet alone with this committee and have full and free access to this committee at any time.

                                          /s/ JOHN B. FURMAN

                                          --------------------------------------
                                          John B. Furman
                                          President and Chief Executive Officer

                                          /s/ MARK E. LIEBNER

                                          --------------------------------------
                                          Mark E. Liebner
                                          Senior Vice President, Chief Financial
                                          Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

     We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  August 23, 1999.

                            RURAL/METRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash......................................................  $  7,180     $  6,511
  Accounts receivable, net of allowance for doubtful
     accounts of $43,392 and $69,552, respectively (Note
     1).....................................................   185,454      154,603
  Inventories...............................................    16,371       13,128
  Prepaid expenses and other................................    13,630       16,402
                                                              --------     --------
          Total current assets..............................   222,635      190,644
PROPERTY AND EQUIPMENT, net (Notes 1, 3 and 4)..............    95,032       92,545
INTANGIBLE ASSETS, net (Notes 1 and 2)......................   240,360      235,456
OTHER ASSETS................................................    21,880       16,807
                                                              --------     --------
                                                              $579,907     $535,452
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 17,782     $ 13,435
  Accrued liabilities (Note 1)..............................    58,159       58,115
  Current portion of long-term debt (Notes 3, 4 and 5)......     5,765        8,565
                                                              --------     --------
          Total current liabilities.........................    81,706       80,115
LONG-TERM DEBT, net of current portion (Notes 3, 4 and 5)...   268,560      243,831
NON-REFUNDABLE SUBSCRIPTION INCOME..........................    14,909       13,682
DEFERRED INCOME TAXES (Note 10).............................     9,438        9,573
OTHER LIABILITIES...........................................       205        2,298
                                                              --------     --------
          Total liabilities.................................   374,818      349,499
                                                              --------     --------
COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST...........................................     8,250        8,180
                                                              --------     --------
STOCKHOLDERS' EQUITY (Notes 2, 7 and 8)
  Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none issued at June 30, 1999 and 1998......        --           --
  Common stock, $.01 par value, 23,000,000 shares
     authorized, 14,530,312 and 14,099,483 shares
     outstanding at June 30, 1999 and 1998, respectively....       148          144
  Additional paid-in capital................................   137,792      134,078
  Retained earnings.........................................    60,603       45,139
  Deferred compensation.....................................        --         (349)
  Cumulative translation adjustment.........................      (465)          --
  Treasury stock, at cost, 149,456 shares at June 30 1999
     and 1998...............................................    (1,239)      (1,239)
                                                              --------     --------
          Total stockholders' equity........................   196,839      177,773
                                                              --------     --------
                                                              $579,907     $535,452
                                                              ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            RURAL/METRO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Ambulance services.......................................   $467,632       $387,041       $257,488
  Fire protection services.................................     50,490         45,971         42,163
  Other....................................................     43,244         42,546         20,154
                                                              --------       --------       --------
          Total revenue....................................    561,366        475,558        319,805
                                                              --------       --------       --------
OPERATING EXPENSES
  Payroll and employee benefits............................    297,341        254,806        170,833
  Provision for doubtful accounts..........................     81,227         81,178         43,424
  Depreciation.............................................     24,222         19,213         12,136
  Amortization of intangibles..............................      9,166          7,780          4,660
  Other operating expenses.................................     98,739         80,216         54,922
  Loss contract/restructuring charge (Note 1)..............      2,500          5,000          6,026
                                                              --------       --------       --------
          Total expenses...................................    513,195        448,193        292,001
                                                              --------       --------       --------
OPERATING INCOME...........................................     48,171         27,365         27,804
  Interest expense, net (Note 4 and 5).....................     21,406         14,082          5,720
  Other....................................................         70           (199)            --
                                                              --------       --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES...................     26,695         13,482         22,084
PROVISION FOR INCOME TAXES (Note 10).......................     11,231          5,977          9,364
                                                              --------       --------       --------
NET INCOME.................................................   $ 15,464       $  7,505       $ 12,720
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE...................................   $   1.07       $   0.55       $   1.10
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE.................................   $   1.06       $   0.54       $   1.04
                                                              ========       ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC.....     14,447         13,529         11,585
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- DILUTED...     14,638         14,002         12,271

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                   ADDITIONAL                             CUMULATIVE
                              PREFERRED   COMMON    PAID-IN     RETAINED     DEFERRED     TRANSLATION   TREASURY
                                STOCK     STOCK     CAPITAL     EARNINGS   COMPENSATION   ADJUSTMENT     STOCK      TOTAL
                              ---------   ------   ----------   --------   ------------   -----------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE, June 30, 1996......     $--       $113     $ 92,359    $30,181      $(1,448)        $  --      $(1,239)   $119,966
  Issuance of 361,970 shares
    of common stock for
    pooling-of-interests
    (Note 2)................      --          4           --     (2,567)          --            --           --      (2,563)
                                 ---       ----     --------    -------      -------         -----      -------    --------
BALANCE, June 30, 1996 as
  restated for effect of
  pooling-of-interests......      --        117       92,359     27,614       (1,448)           --       (1,239)    117,403
  Issuance of 1,315,441
    shares of common
    stock...................      --         13       24,129         --           --            --           --      24,142
  Tax benefit related to the
    exercise of nonqualified
    stock options and
    vesting of stock
    grants..................      --         --        4,867         --           --            --           --       4,867
  Amortization of deferred
    compensation............      --         --           --         --          676            --           --         676
  Net income................      --         --           --     12,720           --            --           --      12,720
                                 ---       ----     --------    -------      -------         -----      -------    --------
BALANCE, June 30, 1997......      --        130      121,355     40,334         (772)           --       (1,239)    159,808
  Issuance of 803,565 shares
    of common stock for
    pooling-of-interests
    (Note 2)................      --          8          946     (2,700)          --            --           --      (1,746)
                                 ---       ----     --------    -------      -------         -----      -------    --------
BALANCE, June 30, 1997 as
  restated for effect of
  pooling-of-interests......      --        138      122,301     37,634         (772)           --       (1,239)    158,062
  Issuance of 525,771 shares
    of common stock.........      --          6       10,765         --         (135)           --           --      10,636
  Tax benefit related to the
    exercise of nonqualified
    stock options and
    vesting of stock
    grants..................      --         --        1,012         --           --            --           --       1,012
  Amortization of deferred
    compensation............      --         --           --         --          558            --           --         558
  Net income................      --         --           --      7,505           --            --           --       7,505
                                 ---       ----     --------    -------      -------         -----      -------    --------
BALANCE, June 30, 1998......      --        144      134,078     45,139         (349)           --       (1,239)    177,773
  Issuance of 430,829 shares
    of common stock.........      --          4        3,706         --           --            --           --       3,710
  Tax benefit related to the
    exercise of nonqualified
    stock options and
    vesting of stock
    grants..................      --         --            8         --           --            --           --           8
  Amortization of deferred
    compensation............      --         --           --         --          349            --           --         349
  Cumulative translation
    adjustment..............      --         --           --         --           --          (465)          --        (465)
  Net income................      --         --           --     15,464           --            --           --      15,464
                                 ---       ----     --------    -------      -------         -----      -------    --------
BALANCE, June 30, 1999......     $--       $148     $137,792    $60,603      $    --         $(465)     $(1,239)   $196,839
                                 ===       ====     ========    =======      =======         =====      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                1999         1998         1997
                                                              ---------    ---------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  15,464    $   7,505    $ 12,720
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
    Depreciation and amortization...........................     33,388       26,993      16,796
    Amortization of deferred compensation...................         80          558         676
    Amortization of gain on sale of real estate.............       (103)        (103)       (103)
    Provision for doubtful accounts.........................     81,227       81,178      43,424
    Undistributed earnings (loss) of minority shareholder...         70         (199)         --
    Amortization of discount on senior notes................         26            7          --
  Change in assets and liabilities, net of effect of
    businesses acquired --
    Increase in accounts receivable.........................   (112,030)    (116,481)    (75,352)
    Increase in inventories.................................     (3,244)      (4,260)     (2,651)
    (Increase) decrease in prepaid expenses and other.......      2,335       (2,285)     (1,867)
    Increase (decrease) in accounts payable.................      2,692        1,167      (1,255)
    Increase (decrease) in accrued liabilities and other
     liabilities............................................     (3,030)      23,120         487
    Increase in nonrefundable subscription income...........      1,227          305         124
    Increase (decrease) in deferred income taxes............      3,702       (4,934)        806
                                                              ---------    ---------    --------
      Net cash provided by (used in) operating activities...     21,804       12,571      (6,195)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes....................         --      145,805          --
  Borrowings (repayments) on revolving credit facility,
    net.....................................................     27,500      (50,000)     86,000
  Repayment of debt and capital lease obligations...........     (7,794)     (31,887)    (21,328)
  Borrowings under capital lease obligations................         --        2,701          --
  Issuance of common stock..................................      1,785        1,665       5,443
                                                              ---------    ---------    --------
      Net cash provided by financing activities.............     21,491       68,284      70,115
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired (Note 2)................    (12,665)     (36,848)    (35,512)
  Capital expenditures......................................    (23,939)     (31,043)    (23,872)
  Increase in other assets..................................     (5,557)      (9,851)     (2,526)
                                                              ---------    ---------    --------
      Net cash used in investing activities.................    (42,161)     (77,742)    (61,910)
                                                              ---------    ---------    --------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE.....................       (465)          --          --
                                                              ---------    ---------    --------
INCREASE IN CASH............................................        669        3,113       2,010
CASH, beginning of year.....................................      6,511        3,398       1,388
                                                              ---------    ---------    --------
CASH, end of year...........................................  $   7,180    $   6,511    $  3,398
                                                              =========    =========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Fair market value of stock issued to employee benefit
    plan....................................................  $   1,933    $      --    $     --
                                                              =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                               1999       1998      1997
                                                              -------    ------    -------
                                                                     (IN THOUSANDS)
NET INCOME..................................................  $15,464    $7,505    $12,720
     Foreign currency translation adjustments...............     (465)       --         --
                                                              -------    ------    -------
COMPREHENSIVE INCOME........................................  $14,999    $7,505    $12,720
                                                              =======    ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

     Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a provider of health and safety services, which include "911" emergency ambulance and general medical transport services, fire protection services, and other safety and health care related services, to municipal, residential, commercial, and industrial customers in 26 states, the District of Columbia, Canada, and Latin America. In the United States, the Company provides "911" emergency and general transport ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. In Latin America, the Company provides urgent home medical care, ambulance services, and urgent and primary care services in clinics under capitated service arrangements. Fire protection services are provided either under contracts with municipalities, fire districts, or other agencies, or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

     The Company depends on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The five largest contracts accounted for 11%, 12% and 18% of total revenue for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, with the largest of the five contracts accounting for 3%, 4% and 5%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Rural/Metro Corporation and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION

     Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30, 1999, 1998 and 1997, the Company derived approximately 24%, 29% and 26%, respectively, of its net ambulance fee collections from Medicare and 10%, 11% and 10%, respectively, from Medicaid. The reimbursement process is complex and involves lengthy delays. Third-party payors are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. Although the Company recognizes revenue when the services are provided, there can be lengthy delays before payment is received. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable and may adversely affect the Company's working capital. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends, and other relevant information. Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third-party payors to control expenditures for health care could affect the revenue, cash flows, accounts receivable realization, and profitability of the Company.

     During August 1997, President Clinton signed the "Balanced Budget Act of 1997" (the BBA). The BBA provides for certain changes to the Medicare reimbursement system. These changes include, among other things, the creation of a Medicare Payment Advisory Commission to review payment policies and health care delivery, and make recommendations to Congress concerning such payment policies.

                            RURAL/METRO CORPORATION

     In addition, the BBA provides for the development and implementation of a prospective fee schedule, by January 2000, for ambulance services. The BBA mandates that this fee schedule be developed through a negotiated rulemaking process and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services, (ii) mechanisms to control increases in expenditures for ambulance services, (iii) appropriate regional and operational differences, (iv) adjustments to payment rates to account for inflation and other relevant factors, and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998 and 1999 will be increased by the Consumer Price Index less one percentage point.

     The BBA requires that, beginning January 1, 2000, ambulance service providers accept assignment whereby the Company receives payment directly from Medicare and accepts such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also applies the Skilled Nursing Facility Prospective Payment System (SNFPPS) to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require the Company to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services.

     The BBA also stipulates that individual states may now elect to no longer provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment will be postponed to January 2001. HCFA also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. The Company has implemented a program to comply with these new rules.

     The Company could take certain actions to partially mitigate any adverse effect of these changes. These actions could include renegotiation of rates and contract subsidies provided in the Company's "911" ambulance service contracts and changes in staffing of ambulance crews based upon the negotiation for longer response times under ambulance service contracts to reduce operating costs.

     Due to the uncertainty associated with the negotiation and subsequent outcome of the prospective fee schedule and other aspects of the BBA, the Company is unable to predict the ultimate impact of the BBA. However, future impact of the BBA, together with the financial instability of private third-party payors, budget pressures on payor sources, and cost shifting by government, could influence the timing and, potentially, the ultimate receipt of reimbursements.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, generally one year.

     Other revenue is comprised primarily of fees associated with alternative transportation, dispatch, fleet, billing, urgent and primary care services in clinics, and home health care services and is recognized when the services are provided.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement modifies the calculation of primary and fully diluted earnings per share (EPS) as previously required and replaces them with basic and

                            RURAL/METRO CORPORATION
diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and as a result, EPS data presented for the year ended June 30, 1997 has been restated in the consolidated financial statements.

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 1999, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                        1999                                      1998                        1997
                       ---------------------------------------   ---------------------------------------   -----------
                         INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE     INCOME
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)
                       -----------   -------------   ---------   -----------   -------------   ---------   -----------
Basic EPS............    $15,464        14,447         $1.07       $7,505         13,529         $0.55       $12,720
                                                       =====                                     =====
Effect of stock
  options............                      191                         --            473                          --
                         -------        ------                     ------         ------                     -------
Diluted EPS..........    $15,464        14,638         $1.06       $7,505         14,002         $0.54       $12,720
                         =======        ======         =====       ======         ======         =====       =======

                                 1997
                       -------------------------
                          SHARES       PER SHARE
                       (DENOMINATOR)    AMOUNT
                       -------------   ---------
Basic EPS............     11,585         $1.10
                                         =====
Effect of stock
  options............        686
                          ------
Diluted EPS..........     12,271         $1.04
                          ======         =====

FOREIGN CURRENCY TRANSLATION

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. The gains or losses resulting from such translation are included in stockholders' equity.

INVENTORIES

     Inventories, consisting of ambulance and fire supplies, are stated at the lower of cost, on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation, and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over 15 to 30 years. Property and equipment held under capital leases are stated at the present value of minimum lease payments, net of accumulated amortization. These assets are amortized over the lesser of the lease term or the estimated useful life of the underlying assets using the straight-line method. Major additions and improvements are capitalized; maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

INTANGIBLE ASSETS

     Intangible assets include costs in excess of the fair value of net assets of businesses acquired of $239,243,000 and $234,205,000 and covenants not to compete of $1,117,000 and $1,251,000 at June 30, 1999 and 1998, respectively. Costs in excess of the fair value of net assets acquired are amortized over 25 to 35 years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was $25,713,000 and $17,065,000 at June 30, 1999 and 1998,
respectively.

                            RURAL/METRO CORPORATION

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

ACCRUED LIABILITIES

     Included in accrued liabilities is $14,780,000 and $16,427,000 for salaries, wages and related payroll expenses and $2,657,000 and $2,823,000 for accrued insurance premiums at June 30, 1999 and 1998, respectively.

LOSS CONTRACT/RESTRUCTURING CHARGE

     During the year ended June 30, 1999, the Company recorded a pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the company. During the year ended June 30, 1998, the Company recorded a pre-tax charge of $5.0 million related to severance payments. The $5.0 million charge relates to the cost of terminating approximately 300 administrative employees throughout the Company. During the year ended June 30, 1997 the Company recorded a pre-tax charge of $6.0 million. Included in this amount was an allowance of $3.2 million related to an unprofitable ambulance service contract of which the entire amount was utilized during the years ended June 30, 1998 and 1997. Also included was a pre-tax restructuring charge of $2.8 million relating to the integration of ambulance company acquisitions. The charge consisted primarily of severance costs and other costs related to the elimination of redundant functions. The severance costs related to the cost of terminating approximately 100 administrative employees throughout the Company, all of which had been terminated as of June 30, 1998. As of June 30, 1999 and June 30, 1998, the balance of the allowance for restructuring costs and severance payments was $1.3 million and $5.4 million, respectively. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets.

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

USE OF ESTIMATES

     In the preparation of financial statements in conformity with generally accepted accounting principles, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, particularly accounts receivable and its effect on revenue, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market

                            RURAL/METRO CORPORATION
data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving line of credit approximates fair value as it bears interest at a rate indexed to LIBOR. The senior notes, notes payable, and capital lease obligations approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company will be required to change its accounting principle regarding organization costs. In the first quarter of fiscal 2000 the Company will expense previously capitalized organization costs. The impact of this change is currently unknown and will be presented separately as a cumulative effect of a change in accounting principle in the Company's consolidated statement of income for the three months ended September 30, 1999.

(2) BUSINESS DEVELOPMENT ACTIVITIES

ACQUISITIONS

     The Company acquired the operations of five companies during the year ended June 30, 1999 and the operations of eleven companies during the year ended June 30, 1998. All five of the acquisitions completed during the year ended June 30, 1999 were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16 and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date. Eight of the acquisitions completed during the year ended June 30, 1998 were accounted for as purchases in accordance with APB No. 16 and three of the acquisitions were accounted for as poolings-of-interest in accordance with APB No. 16. Adjustments, if any, to the purchase price allocations are not expected to have a material impact on the accompanying consolidated financial statements.

     The aggregate purchase price of the operations accounted for as purchases in each year ended June 30 consisted of the following:

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash.....................................................  $12,665    $36,848
Common stock.............................................       --      8,971
Notes payable to sellers.................................      872      6,470
Assumption of liabilities................................    7,104     24,833
                                                           -------    -------
          Total..........................................  $20,641    $77,122
                                                           =======    =======

     The Company issued 334,532 shares of its common stock in connection with acquisitions accounted for as purchases in the year ended June 30, 1998.

                            RURAL/METRO CORPORATION

     The fair value of the assets purchased has been allocated as follows (in thousands):

                                                            1999       1998
                                                           -------    -------
Property and equipment...................................  $17,511    $ 4,381
Intangible assets........................................    2,770     66,469
Other assets.............................................      360      6,272
                                                           -------    -------
          Total..........................................  $20,641    $77,122
                                                           =======    =======

     The Company issued 803,565 shares of its common stock in connection with the poolings-of-interest transactions completed during the year ended June 30, 1998.

JOINT VENTURE

     During the fiscal year ended June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. The Company is the majority shareholder, therefore, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the minority joint venture partner. The minority joint venture partner contributed to the joint venture all of the issued and outstanding stock of two ambulance service companies. The Company contributed to the joint venture a commitment to fund $8.0 million for additional acquisitions in the greater Baltimore, Maryland and Washington D.C. area. As of June 30, 1998, the Company had completely fulfilled the $8.0 million commitment. The joint venture agreement allows the minority joint venture partner to exercise an option to repurchase one share of stock of the joint venture, thereby increasing the minority joint venture partner's interest to 50%. Should such option be exercised, the Company would no longer be able to consolidate the joint venture into its consolidated financial statements and the equity method of accounting would be applied.

     The following consolidated pro forma financial information was prepared assuming that each acquisition completed during the fiscal years ended June 30, 1999 and 1998 and the joint venture had occurred as of the beginning of each fiscal year. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions and joint venture taken place at the beginning of each fiscal year and is not necessarily indicative of results that may be obtained in the future (unaudited):

                                                            1999           1998
                                                         -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Revenue................................................   $565,435       $545,137
Net income.............................................   $ 15,126       $  9,328
Earnings per share -- basic............................   $   1.05       $   0.66
Earnings per share -- diluted..........................   $   1.03       $   0.64

PUBLIC/PRIVATE ALLIANCE

     During the year ended June 30, 1998, the Company entered into a public/private alliance with San Diego Fire and Life Safety Services to provide all emergency and non-emergency transport services for the City of San Diego. As part of the alliance, a limited liability corporation (the LLC) was created with a 50/50 ownership between the Company and the City of San Diego. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and administrative support. Revenue generated under this contract totaled $6.5 million and $6.0 million for the years ended June 30, 1999 and 1998, respectively. Such revenue is included in other revenue in the accompanying consolidated financial statements. San Diego Fire and Life Safety Services also contracts with the LLC to provide emergency response and transportation

                            RURAL/METRO CORPORATION
services. The Company accounts for the activities of the LLC using the equity method. At June 30, 1999 and 1998, the Company's investment in the LLC was $1,598,000 and $737,000, respectively and such amounts are included in other assets in the accompanying consolidated financial statements. The Company's share of the undistributed earnings of the LLC was $861,000 and $727,000 for the years ended June 30, 1999 and 1998, respectively. The Company's share of such undistributed earnings is included in other revenue in the accompanying consolidated financial statements.

OTHER INVESTMENTS

     During the year ended June 30, 1999, the Company made investments in companies offering ambulance services, ambulance billing services, and alternative transportation services. The Company contributed cash, accounts receivable, and fixed assets totaling $1.9 million at June 30, 1999 to these businesses. These investments have been recorded using the cost method of accounting and are included in other assets in the accompanying consolidated financial statements.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Equipment..............................................  $ 58,317    $ 49,900
Vehicles...............................................    87,359      76,783
Land and buildings.....................................    19,819      19,469
Leasehold improvements.................................     8,735       6,367
                                                         --------    --------
                                                          174,230     152,519
Less: Accumulated depreciation.........................   (79,198)    (59,974)
                                                         --------    --------
                                                         $ 95,032    $ 92,545
                                                         ========    ========

     The Company acquired equipment of $2,701,000 under capital lease and other financing agreements during the year ended June 30, 1998. No equipment was acquired under capital lease or other financing agreements during the years ended June 30, 1999 and 1997.

     The Company held vehicles and equipment with a historical cost of $19,889,000 and $19,894,000 at June 30, 1999 and 1998, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled $12,404,000 and $9,741,000 June 30, 1999 and 1998, respectively.

                            RURAL/METRO CORPORATION

(4) CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
7 7/8% senior notes due 2008...........................  $149,775    $149,750
Revolving credit facility..............................   113,500      86,000
Capital lease obligations and other notes payable,
  collateralized by property and equipment, at varying
  rates, from 6.89% to 21.01%, due through 2003........     7,802      12,113
Unsecured promissory notes payable from acquisitions at
  varying rates, from 6.0% to 9.0%, due through
  2006.................................................     3,248       4,533
                                                         --------    --------
                                                          274,325     252,396
Less: Current maturities...............................    (5,765)     (8,565)
                                                         --------    --------
                                                         $268,560    $243,831
                                                         ========    ========

7 7/8% SENIOR NOTES DUE 2008

     In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually on September 15, and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at June 30, 1999 and 1998 was $225,000 and $250,000, respectively, and these amounts are recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes, which became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The financial statements presented below include the separate and combined financial position, results of operations and cash flows for the years ended June 30, 1999 and 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Consolidating financial statements for the year ended June 30, 1997 have not been presented as such presentation is considered to be insignificant since most of the Non-guarantors did not exist during that period. The Company has not presented separate financial statements and related disclosures for each of the guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1999
                                 (IN THOUSANDS)

                                              PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                             --------   ----------   --------------   -----------   ------------
ASSETS
CURRENT ASSETS
  Cash.....................................  $     --   $   5,379       $  1,801       $      --      $  7,180
  Accounts receivable, net.................        --     164,700         20,754              --       185,454
  Inventories..............................        --      15,238          1,133              --        16,371
  Prepaid expenses and other...............       531      11,648          1,451              --        13,630
                                             --------   ---------       --------       ---------      --------
          Total current assets.............       531     196,965         25,139              --       222,635
PROPERTY AND EQUIPMENT, net................        --      84,448         10,584              --        95,032
INTANGIBLE ASSETS, net.....................        --     159,159         81,201              --       240,360
DUE FROM/(TO) AFFILIATES...................   302,491    (245,964)       (56,527)             --            --
OTHER ASSETS...............................     4,169      15,237          2,474              --        21,880
INVESTMENT IN SUBSIDIARIES.................   156,690          --             --        (156,690)           --
                                             --------   ---------       --------       ---------      --------
                                             $463,881   $ 209,845       $ 62,871       $(156,690)     $579,907
                                             ========   =========       ========       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.........................  $     --   $  11,101       $  6,681       $      --      $ 17,782
  Accrued liabilities......................     3,767      42,431         11,961              --        58,159
  Current portion of long-term debt........        --       4,157          1,608              --         5,765
                                             --------   ---------       --------       ---------      --------
          Total current liabilities........     3,767      57,689         20,250              --        81,706
LONG-TERM DEBT, net of current portion.....   263,275       4,384            901              --       268,560
NON-REFUNDABLE SUBSCRIPTION INCOME.........        --      14,890             19              --        14,909
DEFERRED INCOME TAXES......................        --       8,473            965              --         9,438
OTHER LIABILITIES..........................        --         205             --              --           205
                                             --------   ---------       --------       ---------      --------
          Total liabilities................   267,042      85,641         22,135              --       374,818
                                             --------   ---------       --------       ---------      --------
MINORITY INTEREST..........................        --          --             --           8,250         8,250
STOCKHOLDERS' EQUITY
  Common stock.............................       148          82             17             (99)          148
  Additional paid-in capital...............   137,792      54,622         34,942         (89,564)      137,792
  Retained earnings........................    60,603      69,500          6,242         (75,742)       60,603
  Cumulative translation adjustment........      (465)         --           (465)            465          (465)
  Treasury stock...........................    (1,239)         --             --              --        (1,239)
                                             --------   ---------       --------       ---------      --------
          Total stockholders' equity.......   196,839     124,204         40,736        (164,940)      196,839
                                             --------   ---------       --------       ---------      --------
                                             $463,881   $ 209,845       $ 62,871       $(156,690)     $579,907
                                             ========   =========       ========       =========      ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998
                                 (IN THOUSANDS)

                                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                            --------   ----------   --------------   -----------   ------------
ASSETS
CURRENT ASSETS
  Cash....................................  $     --   $    2,917      $  3,594       $      --      $  6,511
  Accounts receivable, net................        --      139,673        14,930              --       154,603
  Inventories.............................        --       12,149           979              --        13,128
  Prepaid expenses and other..............       531       14,717         1,154              --        16,402
                                            --------   ----------      --------       ---------      --------
          Total current assets............       531      169,456        20,657              --       190,644
PROPERTY AND EQUIPMENT, net...............        --       87,132         5,413              --        92,545
INTANGIBLE ASSETS, net....................        --      167,630        67,826              --       235,456
DUE FROM/(TO) AFFILIATES..................   286,420     (244,979)      (41,441)             --            --
OTHER ASSETS..............................     4,654       11,160           993              --        16,807
INVESTMENT IN SUBSIDIARIES................   125,726           --            --        (125,726)           --
                                            --------   ----------      --------       ---------      --------
                                            $417,331   $  190,399      $ 53,448       $(125,726)     $535,452
                                            ========   ==========      ========       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable........................  $     --   $    8,828      $  4,607       $      --      $ 13,435
  Accrued liabilities.....................     3,808       40,572        13,735              --        58,115
  Current portion of long-term debt.......        --        7,939           626              --         8,565
                                            --------   ----------      --------       ---------      --------
          Total current liabilities.......     3,808       57,339        18,968              --        80,115
LONG-TERM DEBT, net of current portion....   235,750        7,100           981              --       243,831
NON-REFUNDABLE SUBSCRIPTION INCOME........        --       13,604            78              --        13,682
DEFERRED INCOME TAXES.....................        --        9,335           238              --         9,573
OTHER LIABILITIES.........................        --        1,439           859              --         2,298
                                            --------   ----------      --------       ---------      --------
          Total liabilities...............   239,558       88,817        21,124              --       349,499
                                            --------   ----------      --------       ---------      --------
MINORITY INTEREST.........................        --           --            --           8,180         8,180
STOCKHOLDERS' EQUITY
  Common stock............................       144           82            17             (99)          144
  Additional paid-in capital..............   134,078       54,622        30,513         (85,135)      134,078
  Retained earnings.......................    45,139       46,878         1,794         (48,672)       45,139
  Deferred compensation...................      (349)          --            --              --          (349)
  Treasury stock..........................    (1,239)          --            --              --        (1,239)
                                            --------   ----------      --------       ---------      --------
          Total stockholders' equity......   177,773      101,582        32,324        (133,906)      177,773
                                            --------   ----------      --------       ---------      --------
                                            $417,331   $  190,399      $ 53,448       $(125,726)     $535,452
                                            ========   ==========      ========       =========      ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                       CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                        --------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services..................  $     --    $379,653       $87,979        $     --       $467,632
  Fire protection services............        --      49,397         1,093              --         50,490
  Other...............................        --      38,813         4,431              --         43,244
                                        --------    --------       -------        --------       --------
          Total revenue...............        --     467,863        93,503              --        561,366
                                        --------    --------       -------        --------       --------
OPERATING EXPENSES
  Payroll and employee benefits.......        --     240,341        57,000              --        297,341
  Provision for doubtful accounts.....        --      75,743         5,484              --         81,227
  Depreciation........................        --      22,230         1,992              --         24,222
  Amortization of intangibles.........       214       6,601         2,351              --          9,166
  Other operating expenses............        --      81,633        17,106              --         98,739
  Restructuring charge................        --       2,500            --              --          2,500
                                        --------    --------       -------        --------       --------
          Total expenses..............       214     429,048        83,933              --        513,195
                                        --------    --------       -------        --------       --------
OPERATING INCOME (LOSS)...............      (214)     38,815         9,570              --         48,171
  Interest expense, net...............    19,675        (139)        1,870              --         21,406
  Other...............................        --          --            --              70             70
                                        --------    --------       -------        --------       --------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES..........   (19,889)     38,954         7,700             (70)        26,695
PROVISION (BENEFIT) FOR INCOME
  TAXES...............................    (8,353)     16,332         3,252              --         11,231
                                        --------    --------       -------        --------       --------
                                         (11,536)     22,622         4,448             (70)        15,464
INCOME FROM WHOLLY-OWNED
  SUBSIDIARIES........................    27,000          --            --         (27,000)            --
                                        --------    --------       -------        --------       --------
NET INCOME............................  $ 15,464    $ 22,622       $ 4,448        $(27,070)      $ 15,464
                                        ========    ========       =======        ========       ========
Other comprehensive income(loss), net
  of tax
  Foreign currency translation
     adjustments......................        --          --          (465)             --           (465)
  Comprehensive income (loss) from
     wholly-owned subsidiaries........      (465)         --            --             465             --
                                        --------    --------       -------        --------       --------
COMPREHENSIVE INCOME..................  $ 14,999    $ 22,622       $ 3,983        $(26,605)      $ 14,999
                                        ========    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                       CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                        --------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services..................  $     --    $341,668       $45,373        $     --       $387,041
  Fire protection services............        --      44,985           986              --         45,971
  Other...............................        --      42,184           362              --         42,546
                                        --------    --------       -------        --------       --------
          Total revenue...............        --     428,837        46,721              --        475,558
                                        --------    --------       -------        --------       --------
OPERATING EXPENSES
  Payroll and employee benefits.......        --     225,102        29,704              --        254,806
  Provision for doubtful accounts.....        --      76,872         4,306              --         81,178
  Depreciation........................        --      18,329           884              --         19,213
  Amortization of intangibles.........       124       6,690           966              --          7,780
  Other operating expenses............        --      70,804         9,412              --         80,216
  Restructuring charge................        --       5,000            --              --          5,000
                                        --------    --------       -------        --------       --------
          Total expenses..............       124     402,797        45,272              --        448,193
                                        --------    --------       -------        --------       --------
OPERATING INCOME (LOSS)...............      (124)     26,040         1,449              --         27,365
  Interest expense, net...............     5,630       7,900           552              --         14,082
  Other...............................        --          --            --            (199)          (199)
                                        --------    --------       -------        --------       --------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES..........    (5,754)     18,140           897             199         13,482
PROVISION (BENEFIT) FOR INCOME
  TAXES...............................    (2,589)      8,146           420              --          5,977
                                        --------    --------       -------        --------       --------
                                          (3,165)      9,994           477             199          7,505
INCOME FROM WHOLLY-OWNED
  SUBSIDIARIES........................    10,670          --            --         (10,670)            --
                                        --------    --------       -------        --------       --------
NET INCOME............................  $  7,505    $  9,994       $   477        $(10,471)      $  7,505
                                        ========    ========       =======        ========       ========
COMPREHENSIVE INCOME..................  $  7,505    $  9,994       $   477        $(10,471)      $  7,505
                                        ========    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                      PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                     --------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.......................................  $ 15,464    $ 22,622       $  4,448       $(27,070)     $  15,464
  Adjustments to reconcile net income to cash
    provided by (used in) operations --
  Depreciation and amortization....................       214      28,831          4,343             --         33,388
  Amortization of deferred compensation............        80          --             --             --             80
  Amortization of gain on sale of real estate......        --        (103)            --             --           (103)
  Provision for doubtful accounts..................        --      75,743          5,484             --         81,227
  Undistributed earnings of minority shareholder...        --          --             --             70             70
  Amortization of discount on Senior Notes.........        26          --             --             --             26
  Change in assets and liabilities, net of effect
    of businesses acquired --
    Increase in accounts receivable................        --    (100,770)       (11,260)            --       (112,030)
    Increase in inventories........................        --      (3,089)          (155)            --         (3,244)
    Decrease in prepaid expenses and other.........        --       1,328          1,007             --          2,335
    (Increase) decrease in due to/from
      affiliates...................................   (45,103)       (948)        15,087         30,964             --
    Increase in accounts payable...................        --       2,273            419             --          2,692
    Increase (decrease) in accrued liabilities and
      other liabilities............................       228       2,509         (5,767)            --         (3,030)
    Increase (decrease) in non-refundable
      subscription income..........................        --       1,286            (59)            --          1,227
    Increase in deferred income taxes..............        --       3,198            504             --          3,702
                                                     --------    --------       --------       --------      ---------
      Net cash provided by (used in) operating
         activities................................   (29,091)     32,880         14,051          3,964         21,804
                                                     --------    --------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net.....    27,500          --             --             --         27,500
  Repayment of debt and capital lease
    obligations....................................        --      (6,573)        (1,221)            --         (7,794)
  Issuance of common stock.........................     1,785          --          4,429         (4,429)         1,785
                                                     --------    --------       --------       --------      ---------
      Net cash provided by (used in) financing
         activities................................    29,285      (6,573)         3,208         (4,429)        21,491
                                                     --------    --------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired................        --        (445)       (12,220)            --        (12,665)
  Capital expenditures.............................        --     (19,537)        (4,402)            --        (23,939)
  Increase in other assets.........................       271      (3,863)        (1,965)            --         (5,557)
                                                     --------    --------       --------       --------      ---------
      Net cash used in investing activities........       271     (23,845)       (18,587)            --        (42,161)
                                                     --------    --------       --------       --------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE............      (465)         --           (465)           465           (465)
                                                     --------    --------       --------       --------      ---------
INCREASE (DECREASE) IN CASH........................        --       2,462         (1,793)            --            669
CASH, beginning of year............................        --       2,917          3,594             --          6,511
                                                     --------    --------       --------       --------      ---------
CASH, end of year..................................  $     --    $  5,379       $  1,801       $     --      $   7,180
                                                     ========    ========       ========       ========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES
  Fair market value of stock issued to employee
    benefit plan...................................  $  1,933    $     --       $     --       $     --      $   1,933
                                                     ========    ========       ========       ========      =========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                   ---------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.....................................  $   7,505   $   9,994       $    477       $(10,471)     $   7,505
  Adjustments to reconcile net income to cash
    provided by (used in) operations --
  Depreciation and amortization..................        131      25,012          1,850             --         26,993
  Amortization of deferred compensation..........        558          --             --             --            558
  Amortization of gain on sale of real estate....         --        (103)            --             --           (103)
  Provision for doubtful accounts................         --      76,872          4,306             --         81,178
  Undistributed earnings/(loss) of minority
    shareholder..................................         --          --             --           (199)          (199)
  Amortization of discount on senior notes.......          7          --             --             --              7
  Change in assets and liabilities, net of effect
    of businesses acquired --
    Increase in accounts receivable..............         --    (104,836)       (11,645)            --       (116,481)
    Increase in inventories......................         --      (3,722)          (538)            --         (4,260)
    (Increase) decrease in prepaid expenses and
      other......................................     (1,371)     (2,923)         2,009             --         (2,285)
    (Increase) decrease in due to/from
      affiliates.................................   (244,101)    186,613         46,818         10,670             --
    Increase (decrease) in accounts payable......         --       1,696           (529)            --          1,167
    Increase (decrease) in accrued liabilities
      and other..................................      3,801      19,898           (579)            --         23,120
    Increase in non-refundable subscription
      income.....................................         --         288             17             --            305
    Increase (decrease) in deferred income
      taxes......................................         --      (4,935)             1             --         (4,934)
                                                   ---------   ---------       --------       --------      ---------
      Net cash provided by (used in) operating
         activities..............................   (233,470)    203,854         42,187             --         12,571
                                                   ---------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes.........    145,805          --             --             --        145,805
  Borrowings (repayments) on revolving credit
    facility, net................................     86,000    (136,000)            --             --        (50,000)
  Repayment of debt and capital lease
    obligations..................................         --     (25,389)        (6,498)            --        (31,887)
  Borrowings of debt.............................         --       2,701             --             --          2,701
  Issuance of common stock.......................      1,665          --             --             --          1,665
                                                   ---------   ---------       --------       --------      ---------
      Net cash provided by (used in) financing
         activities..............................    233,470    (158,688)        (6,498)            --         68,284
                                                   ---------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired..............         --      (6,644)       (30,204)            --        (36,848)
  Capital expenditures...........................         --     (29,767)        (1,276)            --        (31,043)
  Increase in other assets.......................         --      (8,858)          (993)            --         (9,851)
                                                   ---------   ---------       --------       --------      ---------
      Net cash used in investing activities......         --     (45,269)       (32,473)            --        (77,742)
                                                   ---------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH......................         --        (103)         3,216             --          3,113
CASH, beginning of year..........................         --       3,020            378             --          3,398
                                                   ---------   ---------       --------       --------      ---------
CASH, end of year................................  $      --   $   2,917       $  3,594       $     --      $   6,511
                                                   =========   =========       ========       ========      =========

                            RURAL/METRO CORPORATION

REVOLVING CREDIT FACILITY

     The Company has a fully underwritten credit agreement for a revolving credit facility. The amount of the facility was increased from $125.0 million to $175.0 million during the fiscal year ended June 30, 1997 and increased to $200.0 million during the fiscal year ended June 30, 1998. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5% or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. Interest rates and availability under the revolving credit facility are dependent upon the Company meeting certain financial covenants including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $113.5 million was outstanding on the revolving credit facility at June 30, 1999. Availability on the facility was $51.7 million at June 30, 1999.

     At June 30, 1999, the revolving credit facility was priced at LIBOR plus 1.625%. The weighted average interest rate on the revolving credit facility was 6.66% and 7.31% at June 30, 1999 and 1998, respectively.

DEBT MATURITIES

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                                    NOTES PAYABLE    CAPITAL LEASES
                                                    -------------    --------------
                                                            (IN THOUSANDS)
2000..............................................    $  2,737       $    3,475
2001..............................................         896            1,703
2002..............................................         790            1,018
2003..............................................     113,684              609
2004..............................................         144               --
Thereafter........................................     150,116               --
                                                      --------       ----------
                                                      $268,367            6,805
                                                      ========
Less: Amounts representing interest...............                         (847)
                                                                     ----------
                                                                     $    5,958
                                                                     ==========

     The Company incurred interest expense of $21,498,000, $14,259,000 and $5,739,000 and paid interest of $21,669,000, $11,519,000 and $6,223,000 in the years ended June 30, 1999, 1998 and 1997, respectively.

     The Company had outstanding letters of credit totaling $2,055,000 and $2,355,000 at June 30, 1999 and 1998, respectively.

(5) FINANCIAL INSTRUMENTS

     The Company has entered into interest rate swap agreements to limit the effect of increases in interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     In November 1998, the Company entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. The Company paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted

                            RURAL/METRO CORPORATION
average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced during the year ended June 30, 1999 by approximately $106,000. In June 1999, the Company terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount will be amortized as a reduction of interest expense on a straight-line basis through November 2000.

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was $12,769,000, $10,193,000 and $6,625,000 for the years ended June 30,
1999, 1998 and 1997, respectively.

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2000........................................................  $7,090
2001........................................................   5,920
2002........................................................   4,594
2003........................................................   3,868
2004........................................................   3,469
Thereafter..................................................   6,517

LEGAL PROCEEDINGS

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

     On August 25, 1998 and September 2, 1998, the Company was named as a defendant in two purported class action lawsuits. One lawsuit was filed in the Pima County Arizona Superior Court and the other was filed in the United States District Court for the District of Arizona. The two lawsuits contain virtually identical allegations and are brought on behalf of a class of those who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Both complaints allege that between April 28, 1997 and June 11, 1998 the Company issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at an artificially inflated price. On May 25, 1999, the Arizona state court granted the defendants' request for a stay of the state action until the federal action is finally resolved. The defendants have moved to dismiss the federal action. This motion is currently pending. The Company intends to vigorously defend the complaints. The Company is unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to the Company, it could have a material effect on the Company's results of operations and financial condition.

OTHER DISPUTES

     In 1994, the Company entered into a Management Agreement with another Corporation (Corporation) to manage the operations of one of the Company's subsidiaries that does not provide ambulance or fire protection services. The Company also entered into an Option Agreement whereby the Corporation had the option to purchase the assets of this subsidiary and the Company had the option to sell the assets of this subsidiary. A dispute has arisen regarding the terms of the Option Agreement. Although the final outcome of this dispute is unknown at this time, the Company may incur a loss on its investment in this subsidiary upon

                            RURAL/METRO CORPORATION
final resolution of this matter. Any loss, however, is not expected to have a material impact on the Company's financial condition and results of operations.

OPTION AGREEMENT

     During the year ended June 30, 1999, the Company entered into an option agreement whereby the Company may elect to be issued a debenture in the principal amount of $25.0 million by a company providing ambulance and other services in certain areas of Brazil. The Company may elect to terminate this option agreement upon 30-day written notice.

     Under the related debenture agreement, the initial draw on the debenture may be an amount up to $5.0 million and may not occur prior to the third quarter of fiscal 2000. Subsequent disbursements under the debenture agreement are made at the sole discretion of the Company. Upon initial disbursement, the Company will receive 25% of the profits of the Brazilian company, reduced by certain specified amounts, on an annual basis. The percentage of profit participation may increase over time to 50% upon additional distributions under the debenture agreement. The Company, at its sole discretion, also has the option to convert the debenture into equity of the Brazilian company.

HEALTHCARE COMPLIANCE

     The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes as well as other applicable government laws and regulations. Compliance with these and other laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

     The Company is currently undergoing two investigations by certain governmental agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the governmental agencies conducting these investigations and is providing requested information to these governmental agencies. These reviews are covering periods prior to the Company's acquisition of these operations and periods after acquisition. Management believes that the remedies existing under specific purchase agreements and allowances existing in the consolidated financial statements are sufficient so that the ultimate outcome of these matters should not have a material adverse effect on the Company's financial condition.

(7) EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company established the ESOP in 1979 and made contributions to the ESOP at the discretion of the Board of Directors. The Board of Directors approved discretionary contributions of $300,000 for the year ended June 30, 1997. No discretionary contributions were approved for the years ended June 30, 1999 and 1998. The ESOP held, for the benefit of all participants, approximately 6% as of June 30, 1999 and 1998, of the outstanding common stock of the Company as of June 30, 1999 and 1998. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

     In July 1999, the Company's Board of Directors approved an amendment to "freeze" the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that

                            RURAL/METRO CORPORATION
include participation in the ESOP. All participants' accounts were fully vested as of June 30, 1999. The Company does not intend to make any contributions to the ESOP in the future.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 450,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ National Market. As of June 30, 1999, 232,660 shares of common stock have been issued under the ESPP.

1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 1999, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 0.8 million options had been exercised. Options may be granted as incentive stock options or non-qualified stock options.

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

     The 1992 Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its common stock, Awards, or any other type of award. To the extent permitted

                            RURAL/METRO CORPORATION
by applicable law, the Company may issue any other options, warrants or awards other than pursuant to the 1992 Plan without stockholder approval. The 1992 Plan will remain in force until November 5, 2002.

     The following summarizes stock option activity:

                                                                YEAR ENDED JUNE 30, 1999
                                                         ---------------------------------------
                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                         NUMBER OF    EXERCISE PRICE    EXERCISE
                                                          SHARES        PER SHARE        PRICE
                                                         ---------    --------------    --------
Options outstanding at beginning of year...............  3,093,905    $1.25 - $36.00     $26.26
  Granted..............................................  1,004,497    $6.63 - $11.81     $ 7.45
  Canceled.............................................   (513,590)   $7.13 - $35.00     $26.90
  Exercised............................................     (9,642)   $1.25 -  $7.13     $ 6.64
                                                         ---------
Options outstanding at end of year.....................  3,575,170    $1.25 - $36.00     $20.99
                                                         =========
Options exercisable at end of year.....................  2,520,828    $1.25 - $36.00     $21.46
                                                         =========
Options available for grant at end of year.............  1,655,738
                                                         =========
Weighted average fair value per share of options
  granted..............................................                                  $ 2.55
                                                                                         ======
                                                                YEAR ENDED JUNE 30, 1998
                                                         ---------------------------------------
                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                         NUMBER OF    EXERCISE PRICE    EXERCISE
                                                          SHARES        PER SHARE        PRICE
                                                         ---------    --------------    --------
Options outstanding at beginning of year...............  2,301,397    $ 5.60 - $36.00    $24.45
  Granted..............................................  1,031,343    $ 1.25 - $34.50    $29.10
  Canceled.............................................    (89,927)   $16.25 - $36.00    $27.50
  Exercised............................................   (148,908)   $ 1.25 - $29.00    $14.40
                                                         ---------
Options outstanding at end of year.....................  3,093,905    $ 1.25 - $36.00    $26.26
                                                         =========
Options exercisable at end of year.....................  1,875,149    $ 1.25 - $36.00    $25.73
                                                         =========
Options available for grant at end of year.............  2,146,645
                                                         =========
Weighted average fair value per share of options
  granted..............................................                                  $11.04
                                                                                         ======
                                                                YEAR ENDED JUNE 30, 1997
                                                         ---------------------------------------
                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                         NUMBER OF    EXERCISE PRICE    EXERCISE
                                                          SHARES        PER SHARE        PRICE
                                                         ---------    --------------    --------
Options outstanding at beginning of year...............  1,826,375    $ 5.60 - $24.25    $18.37
  Granted..............................................    944,489    $31.25 - $36.00    $32.27
  Canceled.............................................   (137,875)   $ 8.04 - $32.25    $24.48
  Exercised............................................   (331,592)   $ 5.60 - $24.00    $13.97
                                                         ---------
Options outstanding at end of year.....................  2,301,397    $ 5.60 - $36.00    $24.45
                                                         =========
Options exercisable at end of year.....................    899,572    $ 5.60 - $32.25    $21.42
                                                         =========
Options available for grant at end of year.............    478,811
                                                         =========
Weighted average fair value per share of options
  granted..............................................                                  $10.25
                                                                                         ======

                            RURAL/METRO CORPORATION

                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                 ------------------------------------   ----------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED                 WEIGHTED
                                REMAINING    AVERAGE                  AVERAGE
   RANGE OF        OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------  -----------   -----------   --------   -----------   --------
$ 1.25 - $ 8.04   1,018,796       8.59        $ 7.16       676,646     $ 7.17
$ 8.25 - $18.75     452,293       5.60         15.70       337,961      16.74
$22.50 - $24.25..    612,625      6.23         23.98       447,964      23.97
$29.00 - $36.00..  1,491,456      7.56         30.82     1,058,257      31.04
                  ---------       ----        ------    ----------     ------
                  3,575,170       7.38        $20.99     2,520,828     $21.46
                  =========       ====        ======    ==========     ======

ACCOUNTING FOR STOCK-BASED COMPENSATION

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 1999, 1998, and 1997, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEAR ENDED JUNE 30,
                                               ---------------------------------------------------
                                                    1999              1998              1997
                                               ---------------   ---------------   ---------------
                                               OPTIONS   ESPP    OPTIONS   ESPP    OPTIONS   ESPP
                                               -------   -----   -------   -----   -------   -----
Risk-free interest rate......................    5.92%    5.43%    5.01%    4.95%    6.23%    5.90%
Expected dividend yield......................    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
Expected lives in years (after vesting for
  options)...................................    1.33     0.50     1.32     0.50     1.59     0.50
Expected volatility..........................   57.66%   85.20%   46.65%   63.42%   36.50%   43.60%

     The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

                                                             OPTIONS    ESPP
                                                             -------    ----
For year ended June 30, 1999...............................  $ 2,564    $340
For year ended June 30, 1998...............................  $11,386    $397
For year ended June 30, 1997...............................  $ 9,681    $306

                            RURAL/METRO CORPORATION

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's net income and diluted earnings per share would have been reported as follows:

                                                                YEAR ENDED JUNE 30,
                                                     -----------------------------------------
                                                        1999           1998            1997
                                                     ----------      ---------      ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income:
  Historical.......................................   $15,464         $7,505         $12,720
  Pro forma........................................   $11,939         $2,090         $ 8,013
Diluted earnings per share:
  Historical.......................................   $  1.06         $ 0.54         $  1.04
  Pro forma........................................   $  0.82         $ 0.15         $  0.65

     The effects of applying SFAS 123 for providing pro forma disclosures for 1999, 1998, and 1997 are not likely to be representative of the effects on reported net income and diluted earnings per share for future years, because options vest over several years and additional awards are made each year.

401(K) PLAN

     The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. The Company, at its discretion, may elect to make a matching contribution in the form of cash or the Company's common stock to each participant's account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds. The Company made matching contributions to the 401(k) Plan aggregating approximately $2,206,000 of cash and $1,933,000 of the Company's common stock for the 401(k) Plan years ended December 31, 1998 and 1997, respectively.

(8) STOCKHOLDERS' EQUITY

SHAREHOLDER RIGHTS PLAN

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

                            RURAL/METRO CORPORATION

(9) RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of approximately $113,000, $148,000 and $139,000 for the years ended June 30, 1999, 1998 and 1997, respectively, with a law firm in which a member of the Board of Directors is a partner.

     The Company incurred rental expense of $1,895,000, $1,490,000 and $600,000 in each of the years ended June 30, 1999, 1998 and 1997, respectively, related to leases of fire and ambulance facilities and furniture and equipment with two directors of the Company and with employees that were previously owners of businesses acquired by the Company.

     At June 30, 1999 and 1998, the Company had notes payable to employees that were previously owners of businesses acquired by the Company totaling $138,000 and $770,000, respectively.

     During the year ended June 30, 1999, the Company incurred consulting fees of $213,000 with two directors of the Company.

(10) INCOME TAXES

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

     The sources of income before income taxes were as follows:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
United States.........................................  $19,189    $11,791    $22,084
Foreign...............................................    7,506      1,691         --
                                                        -------    -------    -------
Income before income taxes............................  $26,695    $13,482    $22,084
                                                        =======    =======    =======

     The components of the provision for income taxes were as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Current
  U.S. federal..........................................  $    58    $  790    $2,761
  State.................................................      128        68       618
  Foreign...............................................    1,532       762        --
                                                          -------    ------    ------
          Total current.................................    1,718     1,620     3,379
                                                          -------    ------    ------
Deferred
  U.S. federal..........................................    9,064     4,576     5,985
  Foreign...............................................      449      (219)       --
                                                          -------    ------    ------
          Total deferred................................    9,513     4,357     5,985
                                                          -------    ------    ------
          Total provision...............................  $11,231    $5,977    $9,364
                                                          =======    ======    ======

                            RURAL/METRO CORPORATION

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

     The components of net deferred taxes were as follows:

                                                               JUNE 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax liabilities
  Amortization and accelerated depreciation............  $(15,730)   $(12,449)
  Accounts receivable valuation........................   (30,820)    (14,801)
  Accounting method changes............................    (1,910)       (962)
  Other................................................      (751)       (637)
                                                         --------    --------
                                                          (49,211)    (28,849)
                                                         --------    --------
Deferred tax assets
  Restructuring charge.................................     2,997       2,140
  Compensation accruals................................       974         781
  Insurance reserves...................................     1,758         986
  Net operating loss benefits..........................     7,898          --
  Alternative minimum tax credit carryforwards.........     1,115          --
  Business tax credits.................................       505          --
  Other................................................        78         569
                                                         --------    --------
                                                           15,325       4,476
                                                         --------    --------
Net deferred tax liability.............................   (33,886)    (24,373)
Less current portion...................................    24,448      14,800
                                                         --------    --------
Net long-term deferred tax liability...................  $ (9,438)   $ (9,573)
                                                         ========    ========

     For the years ended June 30, 1999, 1998 and 1997 income tax benefits of $8,000, $1,012,000 and $4,867,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and vesting of stock grants.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Federal income tax provision at statutory rate........    $ 9,343    $4,719    $7,729
State taxes, net of federal benefit...................        568       293       967
Amortization of nondeductible goodwill................      1,590       900       663
Other, net............................................       (270)       65         5
                                                          -------    ------    ------
Provision for income taxes............................    $11,231    $5,977    $9,364
                                                          =======    ======    ======

     The Company received income tax refunds (net of income tax payments) of approximately $2,050,000 and $3,323,000 during the years ended June 30, 1999 and 1998, respectively. Cash payments for income taxes (net of refunds) were approximately $8,197,000 during the year ended June 30, 1997.

                            RURAL/METRO CORPORATION

(11) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

     The Company operates in two business segments: Ambulance and Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

     The Ambulance segment includes emergency medical and general medical transport ambulance services provided to patients on both a fee-for-service basis and a non-refundable subscription basis. The Ambulance segment also includes urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

     The Fire and Other segment includes the following services: fire protection and training, alternative transportation, home health care services, urgent and primary care in clinics, dispatch, fleet and billing.

     The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company defines segment profit (loss) as total revenue less total operating expenses and interest expense associated with the segment. The Company defines segment assets as net accounts receivable plus net property and equipment associated with the segment.

     Included in Corporate are general corporate expenses as well as the pre-tax charge of $2.5 million related to severance payments recorded during the year ended June 30, 1999, the pretax charge of $5.0 million related to severance payments recorded during the year ended June 30, 1998 and the pre-tax restructuring charge of $2.8 million recorded during the year ended June 30, 1997.

     Information by operating segment is set forth below (in thousands):

                                             AMBULANCE   FIRE AND OTHER   CORPORATE    TOTAL
                                             ---------   --------------   ---------   --------
YEAR ENDED JUNE 30, 1999
  Net revenues from external customers.....  $467,632       $ 93,734      $     --    $561,366
  Depreciation and amortization............    23,851          7,824         1,713      33,388
  Interest expense, net....................    16,088          4,928           390      21,406
  Equity in net income of equity-method
     investees.............................       725             17            --         742
  Segment profit (loss)....................    33,239         11,905       (18,379)     26,765
  Segment assets...........................   253,269         40,693         2,895     296,857
  Capital expenditures.....................    19,467          4,390            82      23,939
  Investment in equity-method investees....  $  1,142       $  1,671      $     --    $  2,813

                            RURAL/METRO CORPORATION

                                       AMBULANCE    FIRE AND OTHER    CORPORATE     TOTAL
                                       ---------    --------------    ---------    --------
YEAR ENDED JUNE 30, 1998
  Net revenues from external
     customers.......................  $387,041        $88,517        $     --     $475,558
  Depreciation and amortization......    18,608          6,952           1,433       26,993
  Interest expense, net..............     9,731          4,085             266       14,082
  Equity in net income of
     equity-method investees.........       727             43              --          770
  Segment profit (loss)..............    23,407         12,917         (23,041)      13,283
  Segment assets.....................   218,620         38,311           3,345      260,276
  Capital expenditures...............    22,988          5,638           2,417       31,043
  Investment in equity-method
     investees.......................  $    737        $ 1,160        $     --     $  1,897

                                       AMBULANCE    FIRE AND OTHER    CORPORATE     TOTAL
                                       ---------    --------------    ---------    --------
YEAR ENDED JUNE 30, 1997
  Net revenues from external
     customers.......................  $257,488        $62,317        $     --     $319,805
  Depreciation and amortization......    11,921          4,182             693       16,796
  Interest expense, net..............     4,139          1,463             118        5,720
  Equity in net income of
     equity-method investees.........        --             --              --           --
  Segment profit (loss)..............    31,603          7,679         (17,198)      22,084
  Segment assets.....................   153,955         31,046           1,267      186,268
  Capital expenditures...............    19,098          4,488             286       23,872
  Investment in equity-method
     investees.......................  $     --        $    --        $     --     $     --

     Information concerning principal geographic areas is set forth below for each year ended June 30 (in thousands):

                                            1999                      1998                      1997
                                   -----------------------   -----------------------   -----------------------
                                   REVENUE    NET PROPERTY   REVENUE    NET PROPERTY   REVENUE    NET PROPERTY
                                   --------   ------------   --------   ------------   --------   ------------
United States and Canada.........  $506,817     $87,441      $462,179     $90,003      $319,268     $70,256
Latin America....................    54,549       7,591        13,379       2,542           537         389
                                   --------     -------      --------     -------      --------     -------
         Total...................  $561,366     $95,032      $475,558     $92,545      $319,805     $70,645
                                   ========     =======      ========     =======      ========     =======

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended June 30, 1999 and 1998 is as follows:

                                                                       1999
                                                                       ----
                                                    FIRST        SECOND      THIRD       FOURTH
                                                  QUARTER(1)    QUARTER     QUARTER     QUARTER
                                                  ----------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.........................................   $138,795     $139,589    $142,933    $140,049
Operating income................................     10,507       13,381      13,742      10,541
Net income......................................      3,062        4,639       4,711       3,052
Earnings per share..............................   $    .21     $    .32    $    .32    $    .21

                            RURAL/METRO CORPORATION

                                                                       1998
                                                                       ----
                                                    FIRST      SECOND      THIRD        FOURTH
                                                   QUARTER    QUARTER     QUARTER     QUARTER(2)
                                                   -------    --------    --------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue..........................................  $97,773    $111,342    $129,783     $136,660
Operating income (loss)..........................   10,346      12,199      14,283       (9,463)
Net income (loss)................................    4,658       5,424       6,372       (8,949)
Earnings (loss) per share........................  $   .35    $    .38    $    .45     $   (.64)

---------------
(1) In the first quarter of the year ended June 30, 1999, the Company recorded a pre-tax charge of $2.5 million related to severance payments.

(2) In the fourth quarter of the year ended June 30, 1998, the Company recorded a pre-tax charge of $5.0 million related to severance payments and an additional provision for doubtful accounts of $17.9 million.

                                  SCHEDULE II

                            RURAL/METRO CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                 JUNE 30,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      ---------    -------    -------
                                                              (IN THOUSANDS)
Allowance for doubtful accounts:
  Balance at beginning of year......................  $  69,552    $35,814    $26,571
  Provision charged to expense......................     81,227     81,178     43,424
  Write-offs........................................   (107,387)   (47,440)   (34,181)
                                                      ---------    -------    -------
  Balance at end of year............................  $  43,392    $69,552    $35,814
                                                      =========    =======    =======

                                                                 JUNE 30,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      ---------    -------    -------
                                                              (IN THOUSANDS)
Loss contract/restructuring allowance:
  Balance at beginning of year......................  $   5,407    $ 4,815    $    --
  Provision.........................................      2,500      5,000      6,026
  Payments/usage....................................     (6,579)    (4,408)    (1,211)
                                                      ---------    -------    -------
  Balance at end of year............................  $   1,328    $ 5,407    $ 4,815
                                                      =========    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors -- Nominees" as set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business -- Executive Officers and Key Employees" contained in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

                                                                PAGE
                                                                ----
     (i)  Financial Statements
          (1) Report of Management..........................     44
          (2) Report of Independent Public Accountants......     45
          (3) Consolidated Financial Statements Consolidated
              Balance Sheets at June 30, 1999   and 1998....     46
               Consolidated Statements of Income for the
               Years Ended June 30, 1999, 1998   and
               1997.........................................     47
               Consolidated Statements of Changes in
               Stockholders' Equity for the Years Ended
                 June 30, 1999, 1998 and 1997...............     48
               Consolidated Statements of Cash Flows for the
               Years Ended June 30, 1999, 1998   and
               1997.........................................     49
               Consolidated Statements of Comprehensive
               Income for the Years Ended June 30,   1999
               and 1998.....................................     50
               Notes to Consolidated Financial Statements...     51
     (ii) Financial Statement Schedule
          Schedule II Valuation and Qualifying Accounts.....     77
          All other schedules have been omitted on the basis
          of immateriality or because such   schedules are
          not otherwise applicable

     (b) Reports on Form 8-K:

         Not applicable

     (c) Exhibits

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 2            Plan and Agreement of Merger and Reorganization, dated as of
              April 26, 1993(1)
 3.1(a)       Second Restated Certificate of Incorporation of the
              Registrant filed with the Secretary of State of Delaware on
              January 18, 1995(6)
 3.1(b)       Rights Agreement dated as of August 23, 1995 between the
              Registrant and American Securities Transfer, Inc., the
              Rights Agent(7)
 3.2          Amended and Restated Bylaws of the Registrant(1)
 4.1          Specimen Certificate representing shares of Common Stock,
              par value $.01 per share(1)
 4.2          Indenture dated as of March 16, 1998, by and among the
              Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)
 4.3          Form of Global Note (included in Exhibit 4.2)(12)
 4.4          Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
              Warburg Dillon Reed Inc., First Union Capital Markets, the
              Company, and certain subsidiaries of the Company, as
              Guarantors(12)
10.3(a)       1989 Employee Stock Option Plan of Registrant, adopted
              August 10, 1989, as amended(1)
10.3(b)       Third Amendment to the 1989 Employee Stock Option Plan of
              Registrant, dated February 4, 1994(2)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
10.3(c)       Fourth Amendment to 1989 Employee Stock Option Plan, dated
              August 25, 1994(3)
10.4          Form of Stock Option Agreement pursuant to 1989 Employee
              Stock Option Plan of Registrant(1)
10.5          Amended and Restated 1992 Stock Option Plan of Registrant,
              amended through October 15, 1998(15)
10.6          Forms of Stock Option Agreements pursuant to the Amended and
              Restated 1992 Stock Option Plan of Registrant(15)
10.15         Forms of Conditional Stock Grant and Repurchase Agreements
              by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
              December 1, 1997(1)
10.16(a)      Form of Employment Agreement by and between Registrant and each of the following executive officers: (i) Dean P.
              Hoffman and William R. Crowell, effective July 1, 1997; (ii)
              Jack E. Brucker, effective December 1, 1997; and (iii) Mark
              E. Liebner, effective January 1, 1998(14)
10.16(c)      Form of Change of Control Agreement by and between Mark E.
              Liebner dated March 4, 1998 and William R. Crowell dated May
              12, 1998(14)
10.16(d)      Form of Change of Control Agreement by and between the
              Registrant and the following executive officers: (i) Dean P.
              Hoffman, dated October 28, 1997, and (ii) Jack E. Brucker, dated November 24, 1997(14)
10.16(f)      Employment Agreement by and between Registrant and Robert E.
              Ramsey Jr., dated June 30, 1997(9)
10.16(g)      Employment Agreement by and between Registrant and John B.
              Furman effective August 27, 1998(14)
10.16(h)      Form of Change of Control Agreement by and between
              Registrant and John B. Furman, effective August 27, 1998(14)
10.16(i)      Severance Agreement by and between Warren S. Rustand and
              Registrant effective August 24, 1998(14)
10.16(j)      Consulting Agreement by and between James H. Bolin and
              Registrant effective January 1, 1998(14)
10.16(k)      Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)
10.17         Form of Indemnity Agreement by and between Registrant and
              each of its officers and directors, dated in April, May,
              August and November 1993, as of October 13, 1994, and as of
              September 25, 1998(1)
10.18(a)      Amended and Restated Employee Stock Ownership Plan and Trust
              of the Registrant, effective July 1, 1997(15)
10.21         Retirement Savings Value Plan 401(k) of Registrant, as
              amended, dated July 1, 1990(1)
10.22         Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
10.36         Employee Stock Purchase Plan, as amended through November
              20, 1997(14)
10.37(a)      Loan and Security Agreement by and among the CIT
              Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
              Promissory Note and Guaranty Agreement(3)
10.37(b)      Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
              25, 1998 and related form of Guaranty and Schedule of
              Indebtedness and Collateral(14)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
10.41         Stock Purchase Agreement by and among Rural/Metro of New
              York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
              Emergency Medical Services Training Institute, Inc., dated
              January 26, 1995(4)
10.42         Asset Purchase Agreement by and among EMS Ventures of South
              Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
              dated May 4, 1995(5)
10.45         Amended and Restated Credit Agreement dated as of March 16,
              1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
              Form of Subsidiary Guarantee Agreement, and Form of
              Intercompany Subordination Agreement(13)
10.49         Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
              trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
              General, Inc., as amended(8)
10.50         Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. with respect to the
              stock of Southwest Ambulance of Casa Grande, Inc., as
              amended(8)
10.51         Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
              Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as amended(8)
10.52         Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., with respect to
              Medical Emergency Devices and Services, Inc., as amended(8)
10.54         Purchase Agreement dated January 16, 1998 and Complementary
              Agreement dated March 26, 1998 between Rural/Metro
              Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
              Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
              Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
              respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A(11)
21            Subsidiaries of Registrant
23            Consent of Arthur Andersen LLP
27            Financial Data Schedule

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

 (7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.

 (8) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about July 15, 1997, as amended by the Registrant's Form 8-K/A Current Report filed with Commission on or about August 12, 1997.

 (9) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1997.

(10) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.

(11) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant's Form 8-K/A Current Report filed on or about June 5, 1998.

(12) Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.

(13) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11, 1998 and declared effective on May 14, 1998.

(14) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1998.

(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.

(16) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 11, 1999.

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

September 27, 1999

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
/s/ JOHN B. FURMAN                                   President, Chief Executive      September 27, 1999
---------------------------------------------------  Officer, and Director
John B. Furman                                       (Principal Executive Officer)

/s/ ROBERT E. RAMSEY                                 Executive Vice President and    September 27, 1999
---------------------------------------------------  Director
Robert E. Ramsey

/s/ MARK E. LIEBNER                                  Senior Vice President, Chief    September 27, 1999
---------------------------------------------------  Financial Officer and
Mark E. Liebner                                      Treasurer (Principal Financial
                                                     Officer)

/s/ DEAN P. HOFFMAN                                  Vice President, Financial       September 27, 1999
---------------------------------------------------  Services (Principal Accounting
Dean P. Hoffman                                      Officer)

/s/ COR J. CLEMENT                                   Chairman of the Board of        September 27, 1999
---------------------------------------------------  Directors
Cor J. Clement

/s/ JAMES H. BOLIN                                   Vice Chairman of the Board of   September 27, 1999
---------------------------------------------------  Directors
James H. Bolin

/s/ LOUIS G. JEKEL                                   Vice Chairman of the Board of   September 27, 1999
---------------------------------------------------  Directors
Louis G. Jekel

/s/ MARY ANNE CARPENTER                              Director                        September 27, 1999
---------------------------------------------------
Mary Anne Carpenter

/s/ WILLIAM C. TURNER                                Director                        September 27, 1999
---------------------------------------------------
William C. Turner

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
/s/ HENRY G. WALKER                                  Director                        September 27, 1999
---------------------------------------------------
Henry G. Walker

/s/ LOUIS A. WITZEMAN                                Director                        September 27, 1999
---------------------------------------------------
Louis A. Witzeman

                               INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
    2        Plan and Agreement of Merger and Reorganization, dated as of
             April 26, 1993(1)...........................................
    3.1(a)   Second Restated Certificate of Incorporation of the
             Registrant filed with the Secretary of State of Delaware on
             January 18, 1995(6).........................................
    3.1(b)   Rights Agreement dated as of August 23, 1995 between the
             Registrant and American Securities Transfer, Inc., the
             Rights Agent(7).............................................
    3.2      Amended and Restated Bylaws of the Registrant(1)............
    4.1      Specimen Certificate representing shares of Common Stock,
             par value $.01 per share(1).................................
    4.2      Indenture dated as of March 16, 1998, by and among the
             Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)..........
    4.3      Form of Global Note (included in Exhibit 4.2)(12)...........
    4.4      Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
             Warburg Dillon Reed Inc., First Union Capital Markets, the
             Company, and certain subsidiaries of the Company, as
             Guarantors(12)..............................................
   10.3(a)   1989 Employee Stock Option Plan of Registrant, adopted
             August 10, 1989, as amended(1)..............................
   10.3(b)   Third Amendment to the 1989 Employee Stock Option Plan of
             Registrant, dated February 4, 1994(2).......................
   10.3(c)   Fourth Amendment to 1989 Employee Stock Option Plan, dated
             August 25, 1994(3)..........................................
   10.4      Form of Stock Option Agreement pursuant to 1989 Employee
             Stock Option Plan of Registrant(1)..........................
   10.5      Amended and Restated 1992 Stock Option Plan of Registrant,
             amended through October 15, 1998(15)........................
   10.6      Forms of Stock Option Agreements pursuant to the Amended and
             Restated 1992 Stock Option Plan of Registrant(15)...........
   10.15     Forms of Conditional Stock Grant and Repurchase Agreements
             by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
             December 1, 1997(1).........................................
   10.16(a)  Form of Employment Agreement by and between Registrant and each of the following executive officers: (i) Dean P.
             Hoffman and William R. Crowell, effective July 1, 1997; (ii)
             Jack E. Brucker, effective December 1, 1997; and (iii) Mark
             E. Liebner, effective January 1, 1998 (14)..................
   10.16(c)  Form of Change of Control Agreement by and between Mark E.
             Liebner dated March 4, 1998 and William R. Crowell dated May
             12, 1998(14)................................................
   10.16(d)  Form of Change of Control Agreement by and between the
             Registrant and the following executive officers: (i) Dean P.
             Hoffman, dated October 28, 1997, and (ii) Jack E. Brucker, dated November 24, 1997(14).................................
   10.16(f)  Employment Agreement by and between Registrant and Robert E.
             Ramsey Jr., dated June 30, 1997(9)..........................
   10.16(g)  Employment Agreement by and between Registrant and John B.
             Furman effective August 27, 1998(14)........................

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
   10.16(h)  Form of Change of Control Agreement by and between
             Registrant and John B. Furman, effective August 27,
             1998(14)....................................................

   10.16(i)  Severance Agreement by and between Warren S. Rustand and
             Registrant effective August 24, 1998(14)....................

   10.16(j)  Consulting Agreement by and between James H. Bolin and
             Registrant effective January 1, 1998(14)....................

   10.16(k)  Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16).......

   10.17     Form of Indemnity Agreement by and between Registrant and
             each of its officers and directors, dated in April, May,
             August and November 1993, as of October 13, 1994, and as of
             September 25, 1998(1).......................................

   10.18(a)  Amended and Restated Employee Stock Ownership Plan and Trust
             of the Registrant, effective July 1, 1997(15)...............

   10.21     Retirement Savings Value Plan 401(k) of Registrant, as
             amended, dated July 1, 1990(1)..............................

   10.22     Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)...................

   10.36     Employee Stock Purchase Plan, as amended through November
             20, 1997(14)................................................

   10.37(a)  Loan and Security Agreement by and among the CIT
             Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
             Promissory Note and Guaranty Agreement(3)...................

   10.37(b)  Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
             25, 1998 and related form of Guaranty and Schedule of
             Indebtedness and Collateral(14).............................

   10.41     Stock Purchase Agreement by and among Rural/Metro of New
             York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
             Emergency Medical Services Training Institute, Inc., dated
             January 26, 1995(4).........................................

   10.42     Asset Purchase Agreement by and among EMS Ventures of South
             Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
             dated May 4, 1995(5)........................................

   10.45     Amended and Restated Credit Agreement dated as of March 16,
             1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
             Form of Subsidiary Guarantee Agreement, and Form of
             Intercompany Subordination Agreement(13)....................

   10.49     Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
             trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
             General, Inc., as amended(8)................................

   10.50     Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr. with respect to the
             stock of Southwest Ambulance of Casa Grande, Inc., as
             amended(8)..................................................

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------
   10.51     Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
             Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as
             amended(8)..................................................

   10.52     Agreement of Purchase and Sale between Rural/Metro
             Corporation and Robert E. Ramsey, Jr., with respect to
             Medical Emergency Devices and Services, Inc., as
             amended(8)..................................................

   10.54     Purchase Agreement dated January 16, 1998 and Complementary
             Agreement dated March 26, 1998 between Rural/Metro
             Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
             Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
             Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
             respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A.(11).......................................

   21        Subsidiaries of Registrant..................................

   23        Consent of Arthur Andersen LLP..............................
   27        Financial Data Schedule.....................................

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

 (7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.

 (8) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about July 15, 1997, as amended by the Registrant's Form 8-K/A Current Report filed with Commission on or about August 12, 1997.

 (9) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1997.

(10) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.

(11) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant's Form 8-K/A Current Report filed on or about June 5, 1998.

(12) Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.

(13) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11, 1998 and declared effective on May 14, 1998.

(14) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1998.

(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.

(16) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 11, 1999.