Form 10-Q
period 1999-09-30
RURAL METRO CORP /DE/
filed 1999-11-15
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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



                                 (480) 606-3886
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes x    No ___

At November 10, 1999 there were 14,577,439 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q





                                                                                                     Page
                                                                                                     ----
Part I.  Financial Statements

      Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets                                                           3

                  Consolidated Statements of Income                                                     4

                  Consolidated Statements of Cash Flows                                                 5

                  Consolidated Statements of Comprehensive Income                                       6

                  Notes to Consolidated Financial Statements                                            7


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                     17

      Item 3.  Quantitative and Qualitative Disclosures About Market Risks                             24



Part II.  Other Information

      Item 1.  Legal Proceedings                                                                       25

      Item 6.  Exhibits and Reports on Form 8-K                                                        25

    Signatures                                                                                         26

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                           September 30, 1999     June 30, 1999
                                           ------------------     -------------
                                               (Unaudited)
                       ASSETS
CURRENT ASSETS
     Cash                                       $   4,721           $   7,180
     Accounts receivable, net                     195,970             185,454
     Inventories                                   17,461              16,371
     Prepaid expenses and other                    11,900              13,630
                                                ---------           ---------
          Total current assets                    230,052             222,635

PROPERTY AND EQUIPMENT, net                        95,668              95,032

INTANGIBLE ASSETS, net                            238,288             240,360

OTHER ASSETS                                       22,865              21,880
                                                ---------           ---------
                                                $ 586,873           $ 579,907
                                                =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                           $  16,441           $  17,782
     Accrued liabilities                           56,758              58,159
     Current portion of long-term debt              8,057               5,765
                                                ---------           ---------
          Total current liabilities                81,256              81,706

LONG-TERM DEBT, net of current portion            273,879             268,560

NON-REFUNDABLE SUBSCRIPTION INCOME                 14,890              14,909

DEFERRED INCOME TAXES                               9,376               9,438

OTHER LIABILITIES                                     179                 205
                                                ---------           ---------

          Total liabilities                       379,580             374,818
                                                ---------           ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                   8,230               8,250
                                                ---------           ---------

STOCKHOLDERS' EQUITY
     Common stock                                     149                 148
     Additional paid-in capital                   138,177             137,792
     Retained earnings                             62,487              60,603
     Cumulative translation adjustment               (511)               (465)
     Treasury stock                                (1,239)             (1,239)
                                                ---------           ---------
          Total stockholders' equity              199,063             196,839
                                                ---------           ---------
                                                $ 586,873           $ 579,907
                                                =========           =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three months ended September 30,
                                                   --------------------------------
                                                       1999             1998
                                                     ---------        --------
REVENUE
     Ambulance services                              $ 116,897        $116,265
     Fire protection services                           13,063          12,643
     Other                                              11,240           9,887
                                                     ---------        --------
         Total revenue                                 141,200         138,795
                                                     ---------        --------

OPERATING EXPENSES
     Payroll and employee benefits                      76,865          73,898
     Provision for doubtful accounts                    20,410          19,897
     Depreciation                                        6,160           5,876
     Amortization of intangibles                         2,160           2,397
     Other operating expenses                           26,024          23,720
     Restructuring charge                                   --           2,500
                                                     ---------        --------
         Total expenses                                131,619         128,288
                                                     ---------        --------

OPERATING INCOME                                         9,581          10,507
     Interest expense, net                               5,436           5,142
     Other                                                 (20)             48
                                                     ---------        --------

INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE                             4,165           5,317

     Provision for income taxes                          1,740           2,255
                                                     ---------        --------

INCOME BEFORE CUMULATIVE EFFECT OF
     A CHANGE IN ACCOUNTING PRINCIPLE                    2,425           3,062

CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE                              (541)             --
                                                     ---------        --------

NET INCOME                                           $   1,884        $  3,062
                                                     =========        ========

INCOME PER SHARE:
     Basic                                                  --
         Income before cumulative effect of
              a change in accounting principle       $    0.17        $   0.21
         Cumulative effect of a change
              in accounting principle                    (0.04)             --
         Net income                                  $    0.13        $   0.21
                                                     =========        ========
     Diluted                                                --
         Income before cumulative effect of
              a change in accounting principle       $    0.17        $   0.21
         Cumulative effect of a change
              in accounting principle                    (0.04)             --
         Net income                                  $    0.13        $   0.21
                                                     =========        ========

AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC            14,538          14,270

AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED          14,671          14,520


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  ((UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                   1999            1998
                                                                                 --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                                  $  1,884        $  3,062
     Adjustments to reconcile net income to cash provided by
          (used in) operating activities
          Cumulative effect of a change in accounting principle                       541              --
          Depreciation and amortization                                             8,320           8,273
          Amortization of deferred compensation                                        --              58
          Amortization of gain on sale of real estate                                 (26)            (26)
          Provision for doubtful accounts                                          20,410          19,897
          Undistributed earnings of minority shareholder                              (20)             48
          Amortization of discount on Senior Notes                                      6               6
     Change in assets and liabilities, net of effect
          of businesses acquired
          Increase in accounts receivable                                         (30,926)        (29,555)
          Increase in inventories                                                  (1,090)           (310)
          (Increase) decrease  in prepaid expenses and other                          709          (1,701)
          Increase (decrease) in accounts payable                                  (1,341)            145
          Increase (decrease) in accrued liabilities and other liabilities         (1,009)          7,822
          Increase (decrease) in nonrefundable subscription income                    (19)            166
          Decrease in deferred income taxes                                           (62)         (3,223)
                                                                                 --------        --------
              Net cash provided by (used in) operating activities                  (2,623)          4,662
                                                                                 --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
     Borrowings on revolving credit facility, net                                   9,102           9,500
     Repayment of debt and capital lease obligations                               (1,497)         (1,940)
     Issuance of common stock                                                         386              --
                                                                                 --------        --------
              Net cash provided by financing activities                             7,991           7,560
                                                                                 --------        --------

CASH FLOW FROM INVESTING ACTIVITIES
     Cash paid for businesses acquired                                                 --          (4,678)
     Capital expenditures                                                          (6,796)         (6,174)
     Increase in other assets                                                        (985)           (957)
                                                                                 --------        --------
              Net cash used in investing activities                                (7,781)        (11,809)
                                                                                 --------        --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                               (46)           (266)
                                                                                 --------        --------

INCREASE (DECREASE) IN CASH                                                        (2,459)            147

CASH, beginning of period                                                           7,180           6,511
                                                                                 --------        --------

CASH, end of period                                                              $  4,721        $  6,658
                                                                                 ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
     Fair market value of stock issued to employee benefit plan                  $     --        $  1,933
                                                                                 ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)





                                                      Three months ended September 30,
                                                      --------------------------------

                                                          1999           1998
                                                        -------        -------
NET INCOME                                              $ 1,884        $ 3,062

         Foreign currency translation adjustments           (46)          (266)
                                                        -------        -------

COMPREHENSIVE INCOME                                    $ 1,838        $ 2,796
                                                        =======        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.


(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 1999 and 1998 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

         The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


(2)      CREDIT AGREEMENTS AND BORROWINGS

         In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of September 30, 1999 and June 30, 1999, the Consolidating Statements of Income for the three months ended September 30, 1999 and 1998, and the Statements of Cash Flows for the three months ended September 30, 1999 and 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Parent        Guarantors    Non-Guarantors   Eliminating     Consolidated
                                                          ------        ----------    --------------   -----------     ------------
                     ASSETS
CURRENT ASSETS
     Cash                                                $      --       $   2,639       $  2,082       $      --       $   4,721
     Accounts receivable, net                                   --         173,545         22,425              --         195,970
     Inventories                                                --          16,333          1,128              --          17,461
     Prepaid expenses and other                                531           9,715          1,654              --          11,900
                                                         ---------       ---------       --------       ---------       ---------
         Total current assets                                  531         202,232         27,289              --         230,052
PROPERTY AND EQUIPMENT, net                                     --          84,927         10,741              --          95,668
INTANGIBLE ASSETS, net                                          --         157,665         80,623              --         238,288
DUE FROM (TO) AFFILIATES                                   306,164        (245,983)       (60,181)             --              --
OTHER ASSETS                                                 4,033          15,927          2,905              --          22,865
INVESTMENT IN SUBSIDIARIES                                 161,523              --             --        (161,523)             --
                                                         ---------       ---------       --------       ---------       ---------
         Total assets                                    $ 472,251       $ 214,768       $ 61,377       $(161,523)      $ 586,873
                                                         =========       =========       ========       =========       =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                    $      --       $   9,916       $  6,525       $      --       $  16,441
     Accrued liabilities                                       805          45,073         10,880              --          56,758
     Current portion of long-term debt                       3,102           3,581          1,374              --           8,057
                                                         ---------       ---------       --------       ---------       ---------
         Total current liabilities                           3,907          58,570         18,779              --          81,256
LONG-TERM DEBT, net of current portion                     269,281           3,758            840              --         273,879
NON-REFUNDABLE SUBSCRIPTION INCOME                              --          14,732            158              --          14,890
DEFERRED INCOME TAXES                                           --           8,411            965              --           9,376
OTHER LIABILITIES                                               --             179             --              --             179
                                                         ---------       ---------       --------       ---------       ---------
         Total liabilities                                 273,188          85,650         20,742              --         379,580
                                                         ---------       ---------       --------       ---------       ---------
MINORITY INTEREST                                               --              --             --           8,230           8,230
STOCKHOLDERS' EQUITY
     Common stock                                              149              82             17             (99)            149
     Additional paid-in capital                            138,177          54,622         34,942         (89,564)        138,177
     Retained earnings                                      62,487          74,414          6,187         (80,601)         62,487
     Cumulative translation adjustment                        (511)             --           (511)            511            (511)
     Treasury stock                                         (1,239)             --             --              --          (1,239)
                                                         ---------       ---------       --------       ---------       ---------
         Total stockholders' equity                        199,063         129,118         40,635        (169,753)        199,063
                                                         ---------       ---------       --------       ---------       ---------
         Total liabilities and stockholders' equity      $ 472,251       $ 214,768       $ 61,377       $(161,523)      $ 586,873
                                                         =========       =========       ========       =========       =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1999
                                 (IN THOUSANDS)


                                             Parent        Guarantors     Non-Guarantors   Eliminating    Consolidated
                                             ------        ----------     --------------   -----------    ------------
                 ASSETS
CURRENT ASSETS
     Cash                                   $      --       $   5,379       $   1,801       $      --       $   7,180
     Accounts receivable, net                      --         164,700          20,754              --         185,454
     Inventories                                   --          15,238           1,133              --          16,371
     Prepaid expenses and other                   531          11,648           1,451              --          13,630
                                            ---------       ---------       ---------       ---------       ---------
         Total current assets                     531         196,965          25,139              --         222,635
PROPERTY AND EQUIPMENT, net                        --          84,448          10,584              --          95,032
INTANGIBLE ASSETS, net                             --         159,159          81,201              --         240,360
DUE FROM (TO) AFFILIATES                      302,491        (245,964)        (56,527)             --              --
OTHER ASSETS                                    4,169          15,237           2,474              --          21,880
INVESTMENT IN SUBSIDIARIES                    156,690              --              --        (156,690)             --
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 463,881       $ 209,845       $  62,871       $(156,690)      $ 579,907
                                            =========       =========       =========       =========       =========


    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                       $      --       $  11,101       $   6,681       $      --       $  17,782
     Accrued liabilities                        3,767          42,431          11,961              --          58,159
     Current portion of long-term debt             --           4,157           1,608              --           5,765
                                            ---------       ---------       ---------       ---------       ---------
         Total current liabilities              3,767          57,689          20,250              --          81,706
LONG-TERM DEBT, net of current portion        263,275           4,384             901              --         268,560
NON-REFUNDABLE SUBSCRIPTION INCOME                 --          14,890              19              --          14,909
DEFERRED INCOME TAXES                              --           8,473             965              --           9,438
OTHER LIABILITIES                                  --             205              --              --             205
                                            ---------       ---------       ---------       ---------       ---------
         Total liabilities                    267,042          85,641          22,135              --         374,818
                                            ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                                  --              --              --           8,250           8,250
STOCKHOLDERS' EQUITY
     Common stock                                 148              82              17             (99)            148
     Additional paid-in capital               137,792          54,622          34,942         (89,564)        137,792
     Retained earnings                         60,603          69,500           6,242         (75,742)         60,603
     Cumulative translation adjustment           (465)             --            (465)            465            (465)
     Treasury stock                            (1,239)             --              --              --          (1,239)
                                            ---------       ---------       ---------       ---------       ---------
         Total stockholders' equity           196,839         124,204          40,736        (164,940)        196,839
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 463,881       $ 209,845       $  62,871       $(156,690)      $ 579,907
                                            =========       =========       =========       =========       =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF INCOME

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                   Parent       Guarantors    Non-Guarantors  Eliminating    Consolidated
                                                   ------       ----------    --------------  -----------    ------------
REVENUE
     Ambulance services                            $    --       $  96,147       $ 20,750       $    --       $ 116,897
     Fire protection services                           --          12,785            278            --          13,063
     Other                                              --           9,088          2,152            --          11,240
                                                   -------       ---------       --------       -------       ---------
         Total  revenue                                 --         118,020         23,180            --         141,200
                                                   -------       ---------       --------       -------       ---------

OPERATING EXPENSES
     Payroll and employee benefits                      --          62,158         14,707            --          76,865
     Provision for doubtful accounts                    --          19,089          1,321            --          20,410
     Depreciation                                       --           5,554            606            --           6,160
     Amortization of intangibles                        --           1,526            634            --           2,160
     Other operating expenses                           --          20,580          5,444            --          26,024
                                                   -------       ---------       --------       -------       ---------
         Total expenses                                 --         108,907         22,712            --         131,619
                                                   -------       ---------       --------       -------       ---------

OPERATING INCOME                                        --           9,113            468            --           9,581
     Interest expense, net                           5,164            (277)           549            --           5,436
     Other                                              --              --             --           (20)            (20)
                                                   -------       ---------       --------       -------       ---------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES
     AND CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                 (5,164)          9,390            (81)           20           4,165

PROVISION (BENEFIT) FOR INCOME TAXES                (2,169)          3,935            (26)           --           1,740
                                                   -------       ---------       --------       -------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE            (2,995)          5,455            (55)           20           2,425

CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE                            --            (541)            --            --            (541)
                                                   -------       ---------       --------       -------       ---------

                                                    (2,995)          4,914            (55)           20           1,884

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                4,879              --             --        (4,879)             --
                                                   -------       ---------       --------       -------       ---------

NET INCOME (LOSS)                                  $ 1,884       $   4,914       $    (55)      $(4,859)      $   1,884
                                                   =======       =========       ========       =======       =========


     Foreign currency translation adjustments           --              --            (46)           --             (46)
     Comprehensive income (loss) from
          wholly-owned subsidiaries                    (46)             --             --            46              --
                                                   -------       ---------       --------       -------       ---------

COMPREHENSIVE INCOME (LOSS)                        $ 1,838       $   4,914       $   (101)      $(4,813)      $   1,838
                                                   =======       =========       ========       =======       =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        CONSOLIDATING STATEMENT OF INCOME

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                           Parent       Guarantors  Non-Guarantors  Eliminating    Consolidated
                                           ------       ----------  --------------  -----------    ------------
REVENUE
     Ambulance services                    $    --       $ 93,306      $ 22,959       $    --       $116,265
     Fire protection services                   --         12,387           256            --         12,643
     Other                                      --          9,791            96            --          9,887
                                           -------       --------      --------       -------       --------
         Total  revenue                         --        115,484        23,311            --        138,795
                                           -------       --------      --------       -------       --------

OPERATING EXPENSES
     Payroll and employee benefits              --         60,090        13,808            --         73,898
     Provision for doubtful accounts            --         18,163         1,734            --         19,897
     Depreciation                               --          5,442           434            --          5,876
     Amortization of intangibles               128          1,718           551            --          2,397
     Other operating expenses                   --         19,166         4,554            --         23,720
     Restructuring charge                       --          2,500            --            --          2,500
                                           -------       --------      --------       -------       --------
         Total expenses                        128        107,079        21,081            --        128,288
                                           -------       --------      --------       -------       --------

OPERATING INCOME (LOSS)                       (128)         8,405         2,230            --         10,507
     Interest expense, net                   4,654             85           403            --          5,142
     Other                                      --             --            --            48             48
                                           -------       --------      --------       -------       --------

INCOME (LOSS) BEFORE  PROVISION
     (BENEFIT) FOR INCOME TAXES             (4,782)         8,320         1,827           (48)         5,317

PROVISION (BENEFIT) FOR INCOME TAXES        (2,008)         3,423           840            --          2,255
                                           -------       --------      --------       -------       --------

                                            (2,774)         4,897           987           (48)         3,062

INCOME FROM WHOLLY-OWNED SUBSIDIARIES        5,836             --            --        (5,836)            --
                                           -------       --------      --------       -------       --------

NET INCOME (LOSS)                          $ 3,062       $  4,897      $    987       $(5,884)      $  3,062
                                           =======       ========      ========       =======       ========

Foreign currency translation
                  adjustments                   --             --          (266)           --           (266)
Comprehensive income (loss)
   from wholly-owned subsidiaries             (266)            --            --           266             --
                                           -------       --------      --------       -------       --------
                                           $ 2,796       $  4,897      $    721       $(5,618)      $  2,796
                                           =======       ========      ========       =======       ========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Parent       Guarantors  Non-Guarantors   Eliminating  Consolidated
                                                                 -------       --------       -------       -------       --------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                           $ 1,884       $  4,914       $   (55)      $(4,859)      $  1,884
     Adjustments to reconcile net income to cash
          provided by (used in) operating activities --
     Depreciation and amortization                                    --          7,080         1,240            --          8,320
     Cumulative effect of a change in accounting principle            --            541            --            --            541
     Amortization of gain on sale of real estate                      --            (26)           --            --            (26)
     Provision for doubtful accounts                                  --         19,089         1,321            --         20,410
     Undistributed earnings of minority shareholder                   --             --            --           (20)           (20)
     Amortization of discount on Senior Notes                          6             --            --            --              6
     Change in assets and liabilities                                 --
         Increase in accounts receivable                              --        (27,934)       (2,992)           --        (30,926)
         (Increase) decrease in inventories                           --         (1,095)            5            --         (1,090)
         (Increase) decrease in prepaid expenses and other            --            968          (259)           --            709
         (Increase) decrease in due to/from affiliates            (8,506)            19         3,654         4,833             --
         Increase in accounts payable                                 --         (1,185)         (156)           --         (1,341)
         Increase (decrease) in accrued liabilities
              and other liabilities                               (2,962)         3,034        (1,081)           --         (1,009)
         Increase (decrease) in non-refundable subscription
              income                                                  --           (158)          139            --            (19)
         Decrease in deferred income taxes                            --            (62)           --            --            (62)
                                                                 -------       --------       -------       -------       --------
              Net cash provided by (used in) operating
                 activities                                       (9,578)         5,185         1,816           (46)        (2,623)
                                                                 -------       --------       -------       -------       --------

CASH FLOW FROM FINANCING ACTIVITIES
     Borrowings on revolving credit facility, net                  9,102             --            --            --          9,102
     Repayment of debt and capital lease obligations                  --         (1,202)         (295)           --         (1,497)
     Issuance of common stock                                        386             --            --            --            386
                                                                 -------       --------       -------       -------       --------
              Net cash provided by (used in) financing
                 activities                                        9,488         (1,202)         (295)           --          7,991
                                                                 -------       --------       -------       -------       --------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                             --         (6,033)         (763)           --         (6,796)
     (Increase) decrease in other assets                             136           (690)         (431)           --           (985)
                                                                 -------       --------       -------       -------       --------
              Net cash provided by (used in) investing
                 activities                                          136         (6,723)       (1,194)           --         (7,781)
                                                                 -------       --------       -------       -------       --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                              (46)            --           (46)           46            (46)
                                                                 -------       --------       -------       -------       --------

INCREASE (DECREASE) IN CASH                                           --         (2,740)          281            --         (2,459)

CASH, beginning of period                                             --          5,379         1,801            --          7,180
                                                                 -------       --------       -------       -------       --------

CASH, end of period                                              $    --       $  2,639       $ 2,082       $    --       $  4,721
                                                                 =======       ========       =======       =======       ========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Parent      Guarantors  Non-Guarantors  Eliminating    Consolidated
                                                                 ------      ----------  --------------  -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                  $ 3,062       $  4,897       $   987       $(5,884)      $  3,062
     Adjustments to reconcile net income to cash
          provided by (used in) operating activities                  --
     Depreciation and amortization                                   128          7,160           985            --          8,273
     Amortization of deferred compensation                            58             --            --            --             58
     Amortization of gain on sale of real estate                      --            (26)           --            --            (26)
     Provision for doubtful accounts                                  --         18,163         1,734            --         19,897
     Undistributed earnings of minority shareholder                   --             --            --            48             48
     Amortization of discount on Senior Notes                          6             --            --            --              6
     Change in assets and liabilities,
          net of effect of businesses acquired                        --
         Increase in accounts receivable                              --        (27,683)       (1,872)           --        (29,555)
         Increase in inventories                                      --           (276)          (34)           --           (310)
         Increase in prepaid expenses and other                       --         (1,226)         (475)           --         (1,701)
         (Increase) decrease in due to/from affiliates            (9,828)        (1,286)        1,115         9,999             --
         Increase (decrease) in accounts payable                      --         (2,096)        2,241            --            145
         Increase (decrease) in accrued liabilities and
               other liabilities                                  (2,660)        11,955        (1,473)           --          7,822
         Increase (decrease) in non-refundable subscription
               income                                                 --             84            82            --            166
         Decrease in deferred income taxes                            --         (3,001)         (222)           --         (3,223)
                                                                 -------       --------       -------       -------       --------
              Net cash provided by (used in) operating
                  activities                                      (9,234)         6,665         3,068         4,163          4,662
                                                                 -------       --------       -------       -------       --------

CASH FLOW FROM FINANCING ACTIVITIES
     Borrowings on revolving credit facility, net                  9,500             --            --            --          9,500
     Repayment of debt and capital lease obligations                  --         (1,745)         (195)           --         (1,940)
     Issuance of common stock                                         --             --         4,429        (4,429)            --
                                                                 -------       --------       -------       -------       --------
              Net cash provided by (used in) financing
                  activities                                       9,500         (1,745)        4,234        (4,429)         7,560
                                                                 -------       --------       -------       -------       --------

CASH FLOW FROM INVESTING ACTIVITIES
     Cash paid for businesses acquired                                --           (250)       (4,428)           --         (4,678)
     Capital expenditures                                             --         (5,245)         (929)           --         (6,174)
     Increase in other assets                                         --            710        (1,667)           --           (957)
                                                                 -------       --------       -------       -------       --------
              Net cash used in investing activities                   --         (4,785)       (7,024)           --        (11,809)
                                                                 -------       --------       -------       -------       --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                             (266)            --          (266)          266           (266)
                                                                 -------       --------       -------       -------       --------

INCREASE IN CASH                                                      --            135            12            --            147

CASH, beginning of period                                             --          2,917         3,594            --          6,511
                                                                 -------       --------       -------       -------       --------

CASH, end of period                                              $    --       $  3,052       $ 3,606       $    --       $  6,658
                                                                 =======       ========       =======       =======       ========

SUPPLEMENTAL SCHEDULE OF NONCASH
     FINANCING ACTIVITIES
     Fair market value of stock issued to employee
       benefit plan                                              $ 1,933       $     --       $    --       $    --       $  1,933
                                                                 =======       ========       =======       =======       ========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)      FINANCIAL INSTRUMENTs

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

         In November 1998, the Company entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. The Company paid a fixed rate of 4.72% and received a LIBOR-based floating rate. In June 1999, the Company terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount is being amortized as a reduction of interest expense on a straight-line basis through November 2000.


(4)      RESTRUCTURING CHARGE

         During the three months ended September 30, 1998, the Company recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. During the years ended June 30, 1998 and 1997, the Company recorded pre-tax charges totaling $7.8 million related to severance payments. The charges related primarily to the cost of terminating approximately 400 administrative employees throughout the Company, all of which have been terminated as of September 30, 1999. As of September 30, 1999 and June 30, 1999, the balance of the allowance for severance payments was $0.7 million and $1.3 million, respectively. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets.


(5)      CHANGE IN ACCOUNTING PRINCIPLE

         In accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999 such unamortized costs totaled $933,000. In the first quarter of fiscal year 2000, the Company wrote-off its capitalized organization costs and will expense any future organization costs as incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statement of Income for the three months ended September 30, 1999 as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20.

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)      EARNINGS PER SHARE

         A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three months ended September 30, 1999 and 1998 is a follows (in thousands, except per share amounts):

                                 Three Months Ended September 30, 1999           Three Months Ended September 30, 1998
                                 -------------------------------------           -------------------------------------
                                Income           Share         Per Share       Income           Shares         Per Share
                              (numerator)    (denominator)       Amount      (numerator)     (denominator)      Amount
                                 ------          ------          -------        ------          ------          -------
Basic EPS                        $1,884          14,538          $  0.13        $3,062          14,270          $  0.21
                                                                 =======                                        =======
Effect of stock options              --             133                             --             250
                                 ------          ------                         ------          ------
Diluted EPS                      $1,884          14,671          $  0.13        $3,062          14,520          $  0.21
                                 ======          ======          =======        ======          ======          =======


(7)      SEGMENT REPORTING

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

         The Company operates in two business segments: Ambulance and Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

         The Ambulance segment includes emergency medical and general medical transport ambulance services provided to patients on a fee-for-service basis, on a non-refundable subscription basis and through capitated contracts. The Ambulance segment also includes urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

         The Fire and Other segment includes the following services: fire protection and training, alternative transportation, home health care services, urgent and primary care in clinics, dispatch, fleet and billing.

         The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements filed with the Form 10-K for the fiscal year ended June 30, 1999. The Company defines segment profit (loss) as total revenue less total operating expenses and interest expense associated with the segment. The Company defines segment assets as the sum of net accounts receivable, inventory and net property and equipment associated with the segments.

         Included in Corporate are general corporate expenses as well as the pre-tax charge of $2.5 million related to severance payments recorded during the three months ended September 30, 1998.

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         Information by operating segment is set forth below (in thousands):

Three months ended September 30, 1999                 AMBULANCE      FIRE AND OTHER      CORPORATE        TOTAL
                                                      ---------      --------------      ---------        -----
Net revenues from external customers                   $116,897          $24,303         $  ---         $141,200
Segment profit (loss)                                  $  6,594          $ 1,626         $(4,075)       $  4,145
Segment assets                                         $264,259          $42,184         $ 2,656        $309,099



Three months ended September 30, 1998                 AMBULANCE      FIRE AND OTHER      CORPORATE         TOTAL
                                                      ---------      --------------      ---------         -----
Net revenues from external customers                   $116,265          $22,530          $   ---        $138,795
Segment profit (loss)                                  $  8,819          $ 2,714          $(6,168)       $  5,365
Segment assets                                         $227,640          $40,164          $ 3,153        $270,957

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Except for the historical information contained herein, this Report contains forward looking statements that involve risks and uncertainties regarding future business prospects, the value of our common stock, revenue, working capital, accounts receivable collection, liquidity, cash flow, and capital needs that could cause actual results to differ materially.

The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; revenue mix; dependence on certain business relationships; risks related to intangible assets; dependence on government and third party payors; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; high utilization of services by customers under capitated service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; dependence on key personnel; and anti-takeover effect of certain of our charter provisions.

All references to "we", "our", "us" or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions and subsidiaries.

This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended June 30, 1999.


INTRODUCTION

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls ("911" emergency ambulance services) and non-emergency transport services (general transport services) to patients on a fee-for-service basis, on a non-refundable subscription fee basis and through capitated contracts. Per transport revenue depends on various factors, including the mix of rates between existing service areas and new service areas and the mix of activity between "911" emergency ambulance services and general medical transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of our ambulance service fee receipts. We establish an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services. We also have an ambulance service contract structured as a public utility model in which our services are paid on a monthly basis by the contracting agency.

Because of the nature of our domestic ambulance services, it is necessary to respond to a number of calls, primarily "911" emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of domestic ambulance service calls not resulting in transports varies substantially depending upon the mix of general transport and "911" emergency ambulance service calls in our service areas and is generally higher in service areas in which the calls are primarily "911" emergency ambulance service calls. Rates in our service areas take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue.

Revenue generated under fire protection service contracts is recognized over the term of the related contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

Other revenue consists primarily of fees associated with alternative transportation, dispatch, fleet, billing, urgent and primary care services in clinics, and home health care services and is recognized when the services are provided.

Other operating expenses consist primarily of rent and related occupancy expenses, maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions. Also, our Argentine operations experience greater utilization of services by customers under capitated service arrangements in the first and fourth fiscal quarters, as compared to the other two quarters, when South America is in its winter season.

Public health conditions affect our operations differently in different regions. For example, greater utilization of services by customers under capitated service arrangements decreases our operating income. The same conditions domestically, where we operate under fee-for-service arrangements, result in a greater number of transports, increasing our operating income.

Income before cumulative effect of a change in accounting principle for the three months ended September 30, 1999 was $2.4 million, or $0.17 per diluted share as compared to $3.1 million, or $0.21 per diluted share for the three months ended September 30, 1998. The operating results for the three months ended September 30, 1999 were adversely affected by the magnitude of our mobilization response to recent hurricanes and storms, which impacted our regional operations in Texas, the Southeast and North Mid-Atlantic states. Our disaster response teams as well as other fill-in personnel incurred significant overtime to meet the needs of our service areas, while at the same time we lost transport opportunities in those service areas due to reduced availability of vehicles and personnel. The operating results for the three months ended September 30, 1999 were also negatively impacted by reduced operating margins of our Argentine operations. These operating margins were reduced due to substantial increases in service utilization under our capitated service arrangements and due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Total revenue increased $2.4 million, or 1.7%, from $138.8 million for the three months ended September 30, 1998 to $141.2 million for the three months ended September 30, 1999. Ambulance services revenue increased $0.6 million, or 0.5%, from $116.3 million for the three months ended September 30, 1998 to $116.9 million for the three months ended September 30, 1999. Domestic ambulance services revenue in areas served by us in both of the three month periods ended September 30, 1999 and 1998 increased by 2.1%. The increase in domestic ambulance services revenue was partially offset by a decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 23,000, or 7.0%, from 329,000 for the three months ended September 30, 1998 to 306,000 for the three months ended September 30, 1999 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

Fire protection services revenue increased by $0.5 million, or 4.0%, from $12.6 million for the three months ended September 30, 1998 to $13.1 million for the three months ended September 30, 1999. Fire protection services revenue increased due to rate increases for fire protection services and greater utilization of our services under fee-for-service arrangements.

Other revenue increased $1.3 million, or 13.1%, from $9.9 million for the three months ended September 30, 1998 to $11.2 million for the three months ended September 30, 1999. Other revenue increased due to revenue associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999. This increase was partially offset by a decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $3.0 million, or 4.1%, from $73.9 million for the three months ended September 30, 1998 to $76.9 million for the three months ended September 30, 1999. This increase was primarily due to the acquisition completed during the third quarter of fiscal 1999 and due to higher average labor costs in certain service areas, partially attributable to our mobilization response to the recent hurricanes and storms. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses. Payroll and employee benefits expense increased from 53.2% of total revenue for the three months ended September 30, 1998 to 54.4% of total revenue for the three months ended September 30, 1999.

Provision for doubtful accounts increased $0.5 million, or 2.5%, from $19.9 million for the three months ended September 30, 1998 to $20.4 million for the three months ended September 30, 1999. Provision for doubtful accounts increased from 14.3% of total revenue for the three months ended September 30, 1998 to 14.5% of total revenue for the three months ended September 30, 1999 and was 19.2% of domestic ambulance service revenue for the three months ended September 30, 1998 and 1999. Net accounts receivable on non-integrated collection systems currently represent 9.2% of total net accounts receivable at September 30, 1999. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation increased $0.3 million, or 5.1%, from $5.9 million for the three months ended September 30, 1998 to $6.2 million for the three months ended September 30, 1999, primarily as a result of increased property and equipment from the acquisition completed during the third quarter of fiscal 1999. Depreciation was 4.2% and 4.4% of total revenue for the three months ended September 30, 1998 and 1999, respectively.

Amortization of intangibles decreased $0.2 million, or 8.3%, from $2.4 million for the three months ended September 30, 1998 to $2.2 million for the three months ended September 30, 1999. Amortization of intangibles was 1.7% and 1.5% of total revenue for the three months ended September 30, 1998 and 1999, respectively.

Other operating expenses increased approximately $2.3 million, or 9.7%, from $23.7 million for the three months ended September 30, 1998 to $26.0 million for the three months ended September 30, 1999, primarily due to increased expenses associated with the operation of the company acquired in the third quarter of fiscal 1999, as well as increased service utilization in our Argentine operations. Other operating expenses increased from 17.1% of total revenue for the three months ended September 30, 1998 to 18.4% of total revenue for the three months ended September 30, 1999.

Interest expense increased $0.3 million from $5.1 million for the three months ended September 30, 1998 to $5.4 million for the three months ended September 30, 1999. This increase was caused by higher debt balances.

Our effective tax rate was 42.0% for both of the three month periods ended September 30, 1998 and 1999.

The cumulative effect of a change in accounting principle resulted in a $541,000 charge (net of a tax benefit of $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

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

At September 30, 1999, we had working capital of $148.8 million, including cash of $4.7 million, compared to working capital of $140.9 million, including cash of $7.2 million, at June 30, 1999.

During the three months ended September 30, 1999, our cash flow used in operating activities was $2.6 million, resulting primarily from an increase in accounts receivable of $30.9 million and decreases in accounts payables, accrued liabilities and other liabilities totaling $2.3 million offset by net income for the three month period ending September 30, 1999 of $1.9 million plus non-cash expenses of depreciation and amortization of $8.3 million and provision for doubtful accounts of $20.4 million. Cash flow provided by operating activities was $4.7 million for the three months ended September 30, 1998.

Cash provided by financing activities was $8.0 million for the three months ended September 30, 1999, primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $7.8 million for the three months ended September 30, 1999, primarily because of capital expenditures and increases in other assets.

Our gross accounts receivable as of September 30, 1999 and June 30, 1999 was $230.8 million and $228.9 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $196.0 million and $185.5 million as of such dates, respectively. We believe that the increase in gross accounts receivable is due to many factors including recent revenue growth, delays in payments from certain third-party payors, particularly in certain of our regional billing centers, and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. Delays in receiving payments also contributed to an increase in the age of our accounts receivable.

Our $200.0 million revolving credit facility is priced at prime rate, Federal Funds rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. At September 30, 1999 the weighted average interest rate was 7.1% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $122.6 million was outstanding on the revolving credit facility at September 30, 1999. Availability on the facility was approximately $8.3 million at September 30, 1999. We expect to have funds available under the revolving credit facility of approximately $28 million during the second quarter of fiscal 2000.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At September 30, 1999 the weighted average interest rate was 7.1% on the lease line of credit. Approximately $1.9 million was outstanding on this line of credit at September 30, 1999.

In March 1998 we issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at September 30, 1999 was $218,000 and this amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998 we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

We expect that existing working capital, together with cash flow from operations and additional borrowing capacity, will be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to September 30, 1999. Our business growth occurs primarily through new business contracts and acquisitions. We intend to finance any contracts or acquisitions that we consummate through the use of cash from operations, credit facilities, seller notes payable and the issuance of common stock. In addition, we may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon prevailing market conditions, interest rates, our financial condition and the market price of our common stock.

The market price of our common stock impacts our ability to complete acquisitions. We may be unwilling to utilize, or potential acquired companies or their owners may be unwilling to accept, our common stock in connection with acquisitions. In addition, the market price performance of our common stock may make raising funds more difficult and costly. As a result of the decline in the market price of our common stock in the fourth quarter of fiscal 1998 and the failure of our stock price to increase since that time, the pace of acquisitions utilizing our common stock has declined. Continued weakness in the market price of our common stock could adversely affect our ability or willingness to made additional acquisitions. Declines in the market price of our common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.

MEDICARE REIMBURSEMENT

In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the new fee schedule as well as the mandatory acceptance of Medicare assignment will be postponed to January 2001. HCFA also announced rules which became effective in February 1999. These rules require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with the new rules

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At September 30, 1999 our balance sheet reflects a $511,000 cumulative equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the currencies of Canada and Brazil and the effect it had on our investments in our Canadian operations and our investment in certain property and equipment that we have deployed in Brazil. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

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

We are highly dependent on vendor remediation and testing of vendor systems. The results of the assessments and remediation efforts indicate that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, have been upgraded, or in the case of certain ambulance and fire dispatch systems, have been replaced in order to obtain compliance. We continue to upgrade and replace non-compliant equipment and systems and expect to complete such activities prior to January 1, 2000. We will continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for Year 2000 compliance. If our medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, we may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect our operations and we may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

We are dependent upon vendors who provide services such as electrical power, water, fuel for vehicles and other necessary commodities. We also depend upon the ability of telephone systems to be Year 2000 compliant in order for the Company to receive incoming calls for service to our ambulance and fire dispatch systems. The failure of telephone service providers to adequately provide service could impact our ability to dispatch and respond to requests for ambulance and fire protection services. The failure of third-party payors, such as private insurers, managed care providers, health care organizations, preferred provider organizations, and federal and state government agencies that administer Medicare and/or Medicaid, to adequately address their Year 2000 issues could impact their ability to reimburse us for services provided. The failure of any of these systems could adversely affect our business, financial condition, cash flows and results of operations. We do not control these systems and are dependent upon the service providers and third-party payors to remediate any Year 2000 non-compliance related to their own systems.

We have completed our contingency plans in the event that our principal medical equipment, ambulance and fire dispatch systems, computer systems and applications, telephone systems, systems of third-party payors, or any other components of our business operations fail to operate in compliance with the Year 2000 date change.

The cost of our Year 2000 compliance program has not had and is not expected to have a material impact on our results of operations, financial condition, or liquidity. There can be no assurance, however, that we will not experience material adverse consequences in the event that our Year 2000 compliance program is not successful or that our vendors or third-party payors are not able to resolve their Year 2000 compliance issues in a timely manner.

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

In November 1998, we entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. We paid a fixed rate of 4.72% and received a LIBOR-based floating rate. In June 1999, we terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount is being amortized as a reduction of interest expense on a straight-line basis through November 2000.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II.          OTHER INFORMATION

ITEM 1  --        LEGAL PROCEEDINGS

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our Vice Chairman of the Board, and Robert E. Ramsey, Jr., our Executive Vice President and Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. Reference is made to the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1999 regarding these legal proceedings instituted during the quarter ended September 30, 1998.

ITEM 6  --        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.16(g) Employment Agreement by and between Registrant and John B. Furman, effective July 29, 1999.

                           10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999.

                           10.16(i) Employment Agreement by and between Registrant and Jack Brucker, effective October 1, 1999.

                           27               Financial Data Schedules

                  (b)      Reports on Form 8-K

                           On August 30, 1999 the Company filed a Form 8-K disclosing its operating results for the fiscal fourth quarter and the fiscal year ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RURAL/METRO CORPORATION

Date:  November 12, 1999           By  /s/ Dean P. Hoffman
                                     ---------------------
                                     Dean P. Hoffman, Vice President,
                                             Financial Services
                                             and Principal Accounting Officer

                                  EXHIBIT INDEX

  Exhibit                  Description
  -------                  -----------

  10.16(g)          Employment Agreement by and between Registrant and John B.
                    Furman, effective July 29, 1999.

  10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999.

  10.16(i)          Employment Agreement by and between Registrant and Jack
                    Brucker, effective October 1, 1999.

  27                Financial Data Schedules