Form 10-Q
period 1999-12-31
RURAL METRO CORP /DE/
filed 2000-02-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At February 10, 2000 there were 14,563,379 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q


                                                                                                                              Page
Part I.  Financial Statements

        Item 1.         Consolidated Financial Statements:

                               Consolidated Balance Sheets                                                                      3

                               Consolidated Statements of Operations                                                            4

                               Consolidated Statements of Cash Flows                                                            6

                               Consolidated Statements of Comprehensive Income (Loss)                                           7

                               Notes to Consolidated Financial Statements                                                       8


        Item 2.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                                    21


Part II.  Other Information

        Item 1.         Legal Proceedings                                                                                      32

        Item 4.         Submission of Matters to a Vote of Security Holders                                                    32

        Item 5.         Other Information                                                                                      32

        Item 6.         Exhibits and Reports on Form 8-K                                                                       33


      Signatures                                                                                                               34

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                                December 31, 1999  June 30, 1999
                                                -----------------  -------------
                                                   (Unaudited)
                    ASSETS
CURRENT ASSETS
      Cash                                          $   8,271         $   7,180
      Accounts receivable, net                        147,038           185,454
      Inventories                                      18,429            16,371
      Prepaid expenses and other                       10,689            13,630
                                                    ---------         ---------
           Total current assets                       184,427           222,635

PROPERTY AND EQUIPMENT, net                            95,207            95,032

INTANGIBLE ASSETS, net                                233,460           240,360

OTHER ASSETS                                           23,226            21,880
                                                    ---------         ---------
                                                    $ 536,320         $ 579,907
                                                    =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                              $  15,897         $  17,782
      Accrued liabilities                              34,416            58,159
      Current portion of long-term debt               292,797             5,765
                                                    ---------         ---------
           Total current liabilities                  343,110            81,706

LONG-TERM DEBT, net of current portion                  3,952           268,560

NON-REFUNDABLE SUBSCRIPTION INCOME                     14,637            14,909

DEFERRED INCOME TAXES                                   9,376             9,438

OTHER LIABILITIES                                         153               205
                                                    ---------         ---------

           Total liabilities                          371,228           374,818
                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       8,176             8,250
                                                    ---------         ---------

STOCKHOLDERS' EQUITY
      Common stock                                        149               148
      Additional paid-in capital                      138,177           137,792
      Retained earnings                                20,101            60,603
      Cumulative translation adjustment                  (272)             (465)
      Treasury stock                                   (1,239)           (1,239)
                                                    ---------         ---------
           Total stockholders' equity                 156,916           196,839
                                                    ---------         ---------
                                                    $ 536,320         $ 579,907
                                                    =========         =========


The accompanying notes are an integral part of these consolidated balance sheets.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                  Three months ended December 31,     Six months ended December 31,
                                                                  ------------------------------      ------------------------------
                                                                     1999               1998             1999               1998
                                                                   ---------          ---------        ---------          ---------
REVENUE
     Ambulance services                                            $ 121,109          $ 115,759        $ 238,006          $ 232,024
      Fire protection services                                        14,551             12,591           27,614             25,234
      Other                                                           11,447             11,239           22,687             21,126
                                                                   ---------          ---------        ---------          ---------
           Total revenue                                             147,107            139,589          288,307            278,384
                                                                   ---------          ---------        ---------          ---------

OPERATING EXPENSES
      Payroll and employee benefits                                   79,388             73,220          156,253            147,118
      Provision for doubtful accounts                                 21,247             20,265           41,657             40,162
      Provision for doubtful accounts - change in
           accounting policy                                          65,000               --             65,000               --
      Depreciation                                                     6,242              6,009           12,402             11,885
      Amortization of intangibles                                      2,302              2,391            4,462              4,788
      Other operating expenses                                        30,906             24,323           56,930             48,043
      Restructuring charge                                              --                 --               --                2,500
                                                                   ---------          ---------        ---------          ---------
           Total expenses                                            205,085            126,208          336,704            254,496
                                                                   ---------          ---------        ---------          ---------

OPERATING INCOME (LOSS)                                              (57,978)            13,381          (48,397)            23,888
      Interest expense, net                                            5,812              5,331           11,248             10,473
      Other                                                              (54)                29              (74)                77
                                                                   ---------          ---------        ---------          ---------


INCOME  (LOSS) BEFORE INCOME TAXES,
        EXTRAORDINARY LOSS AND CUMULATIVE
        EFFECT OF A CHANGE IN ACCOUNTING
        PRINCIPLE                                                    (63,736)             8,021          (59,571)            13,338
      Provision (benefit) for income taxes                           (22,550)             3,382          (20,810)             5,637
                                                                   ---------          ---------        ---------          ---------


INCOME  (LOSS) BEFORE EXTRAORDINARY LOSS
       AND CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                                (41,186)             4,639          (38,761)             7,701

EXTRAORDINARY LOSS ON
       EXPROPRIATION OF CANADIAN
       AMBULANCE SERVICE LICENSES (NET OF $0
       OF INCOME TAXES)                                               (1,200)              --             (1,200)              --

CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE (NET OF AN INCOME
       TAX BENEFIT OF $392)                                             --                 --               (541)              --
                                                                   ---------          ---------        ---------          ---------

NET INCOME (LOSS)                                                  $ (42,386)         $   4,639        $ (40,502)         $   7,701
                                                                   =========          =========        =========          =========

                             RURAL/METRO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three months ended December 31,     Six months ended December 31,
                                                                   -------------------------------     -----------------------------
                                                                        1999             1998              1999             1998
                                                                     ----------       ----------        ----------       ----------
INCOME (LOSS) PER SHARE:
      Basic                                                                                                                    --
           Income (loss) before extraordinary loss and
                     cumulative effect of a change in accounting
                     principle                                       $    (2.83)      $     0.32        $    (2.66)      $     0.54
               Extraordinary loss on expropriation of
                    Canadian ambulance service licenses                   (0.08)            --               (0.08)            --
           Cumulative effect of a change in accounting principle           --               --               (0.04)            --
                                                                     ----------       ----------        ----------       ----------
           Net income (loss)                                         $    (2.91)      $     0.32        $    (2.78)      $     0.54
                                                                     ==========       ==========        ==========       ==========
      Diluted                                                                                                                  --
           Income (loss) before extraordinary loss
                    and cumulative effect of a change in
                    accounting principle                             $    (2.83)      $     0.32        $    (2.66)      $     0.53
               Extraordinary loss on expropriation of
                    Canadian ambulance service licenses                   (0.08)            --               (0.08)            --
           Cumulative effect of a change
                in accounting principle                                    --               --               (0.04)            --
                                                                     ----------       ----------        ----------       ----------
           Net income (loss)                                         $    (2.91)      $     0.32        $    (2.78)      $     0.53
                                                                     ==========       ==========        ==========       ==========

AVERAGE NUMBER OF SHARES
       OUTSTANDING - BASIC                                               14,578           14,465            14,558           14,368
                                                                     ==========       ==========        ==========       ==========

AVERAGE NUMBER OF SHARES
        OUTSTANDING - DILUTED                                            14,578           14,665            14,558           14,593
                                                                     ==========       ==========        ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      Six months ended December 31,
                                                                                                      ------------------------------
                                                                                                        1999                 1998
                                                                                                      ---------            ---------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income (loss)                                                                               $(40,502)            $  7,701
      Adjustments to reconcile net income (loss) to cash provided by
           (used in) operating activities --
              Extraordinary loss                                                                         1,200                 --
           Cumulative effect of a change in accounting principle                                           541                 --
           Depreciation and amortization                                                                16,864               16,673
           Amortization of deferred compensation                                                          --                     80
           Amortization of gain on sale of real estate                                                     (52)                 (52)
           Provision for doubtful accounts                                                              41,657               40,162
           Provision for doubtful accounts - change in accounting policy                                65,000                 --
           Undistributed earnings of minority shareholder                                                  (74)                  77
           Amortization of discount on Senior Notes                                                         13                   13
      Change in assets and liabilities, net of effect
           of businesses acquired --
           Increase in accounts receivable                                                             (68,386)             (59,312)
           Increase in inventories                                                                      (2,058)                (596)
           (Increase) decrease in prepaid expenses and other                                             1,660               (2,759)
           Decrease in accounts payable                                                                 (1,907)              (1,154)
           Increase (decrease) in accrued liabilities and other liabilities                            (23,561)               6,454
           Increase (decrease) in nonrefundable subscription income                                       (272)                  17
           Decrease in deferred income taxes                                                               (62)              (3,223)
                                                                                                      --------             --------
                Net cash provided by (used in) operating activities                                     (9,939)               4,081
                                                                                                      --------             --------

CASH FLOW FROM FINANCING ACTIVITIES
      Borrowings on revolving credit facility, net                                                      25,500               16,100
      Repayment of debt and capital lease obligations                                                   (3,089)              (3,765)
      Issuance of common stock                                                                             386                1,186
                                                                                                      --------             --------
                Net cash provided by financing activities                                               22,797               13,521
                                                                                                      --------             --------

CASH FLOW FROM INVESTING ACTIVITIES
      Cash paid for businesses acquired                                                                   --                 (4,873)
      Proceeds from expropriation of Canadian ambulance service licenses                                 2,191                 --
      Capital expenditures                                                                             (12,592)             (11,032)
      Increase in other assets                                                                          (1,386)              (4,919)
                                                                                                      --------             --------
                Net cash used in investing activities                                                  (11,787)             (20,824)
                                                                                                      --------             --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                                                     20                 (294)
                                                                                                      --------             --------

INCREASE (DECREASE) IN CASH                                                                              1,091               (3,516)

CASH, beginning of period                                                                                7,180                6,511
                                                                                                      --------             --------

CASH, end of period                                                                                   $  8,271             $  2,995
                                                                                                      ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
        Fair market value of stock issued to employee benefit plan                                    $   --               $  1,933
                                                                                                      ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Three months ended December 31           Six months ended December 31,
                                                            ------------------------------           -----------------------------
                                                              1999                  1998               1999                 1998
                                                            --------              --------           --------             --------
NET INCOME  (LOSS)                                          $(42,386)             $  4,639           $(40,502)            $  7,701

Foreign currency translation adjustments                          66                   (28)                20                 (294)
                                                            --------              --------           --------             --------

COMPREHENSIVE INCOME (LOSS)                                 $(42,320)             $  4,611           $(40,482)            $  7,407
                                                            ========              ========           ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.


(1)        INTERIM RESULTS

           In the opinion of management, the consolidated financial statements for the three and six month periods ended December 31, 1999 and 1998 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

           The results of operations for the three and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


(2)        CREDIT AGREEMENTS AND BORROWINGS

           The Company has received a compliance waiver regarding the financial covenants contained in its revolving credit facility which covers the period from December 31, 1999 through March 14, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates the Company may borrow up to $5.0 million during the period from January 31, 2000 through February 29, 2000. The Company may borrow an additional $3.0 million during the period from March 1, 2000 through March 14, 2000 upon written approval from the lenders. Additionally, as current LIBOR contracts expire, those borrowings and any additional borrowings will be priced at the prime rate. At February 11, 2000, the outstanding balance on the revolving credit facility was $142.5 million and availability on the facility was $4.5 million, excluding the $3.0 million additional borrowing capacity referred to previously. A condition of this waiver agreement requires the Company to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to March 14, 2000. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the financial condition of the Company. Although no Event of Default is continuing under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes (the Notes) due 2008, nor has either the repayment of the revolving credit facility or the Notes been accelerated, the entire balance of these instruments has been reclassified as a current liability at December 31, 1999 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78, "Classification of Obligations that are Callable by the Creditor". Approximately $139.0 million was outstanding on the revolving credit facility at December 31, 1999. The Company's inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on the financial condition of the Company. The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of the Company's financial statements for the year

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           ending June 30, 2000, their auditors' report on those financial statements will be modified for this contingency.

           In March 1998, the Company issued $150.0 million of 7-7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of December 31, 1999 and June 30, 1999, the Consolidating Statements of Operations for the three and six months ended December 31, 1999 and 1998, and the Statements of Cash Flows for the six months ended December 31, 1999 and 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Parent      Guarantors    Non-Guarantors    Eliminating    Consolidated
                                                          ---------    ----------    --------------    -----------    ------------
                           ASSETS
CURRENT ASSETS
      Cash                                                $    --      $    3,809    $        4,462    $      --      $      8,271
      Accounts receivable, net                                 --         122,358            24,680           --           147,038
      Inventories                                              --          17,308             1,121           --            18,429
      Prepaid expenses and other                                531         8,981             1,177           --            10,689
                                                          ---------    ----------    --------------    -----------    ------------
           Total current assets                                 531       152,456            31,440           --           184,427
                                                          ---------    ----------    --------------    -----------    ------------
PROPERTY AND EQUIPMENT, net                                    --          84,050            11,157           --            95,207
INTANGIBLE ASSETS, net                                         --         156,175            77,285           --           233,460
DUE FROM (TO) AFFILIATES                                    321,795      (258,706)          (63,089)          --              --
OTHER ASSETS                                                  3,900        17,122             2,204           --            23,226
INVESTMENT IN SUBSIDIARIES                                  123,384          --                --         (123,384)           --
                                                          ---------    ----------    --------------    -----------    ------------

                                                          $ 449,610    $  151,097    $       58,997    $  (123,384)   $    536,320
                                                          =========    ==========    ==============    ===========    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                    $    --      $    8,589    $        7,308    $      --      $     15,897
      Accrued liabilities                                     3,906        21,624             8,886           --            34,416
      Current portion of long-term debt                     288,788         2,948             1,061           --           292,797
                                                          ---------    ----------    --------------    -----------    ------------
           Total current liabilities                        292,694        33,161            17,255           --           343,110
LONG-TERM DEBT, net of current portion                         --           3,399               553           --             3,952
NON-REFUNDABLE SUBSCRIPTION INCOME                             --          14,516               121           --            14,637
DEFERRED INCOME TAXES                                          --           8,411               965           --             9,376
OTHER LIABILITIES                                              --             153              --             --               153
                                                          ---------    ----------    --------------    -----------    ------------
           Total liabilities                                292,694        59,640            18,894           --           371,228
                                                          ---------    ----------    --------------    -----------    ------------
MINORITY INTEREST                                              --            --                --            8,176           8,176
STOCKHOLDERS' EQUITY
      Common stock                                              149            82                17            (99)            149
      Additional paid-in capital                            138,177        54,622            34,942        (89,564)        138,177
      Retained earnings                                      20,101        36,753             5,416        (42,169)         20,101
      Deferred compensation                                    --            --                --             --              --
      Cumulative translation adjustment                        (272)         --                (272)           272            (272)
      Treasury stock                                         (1,239)         --                --             --            (1,239)
                                                          ---------    ----------    --------------    -----------    ------------
           Total stockholders' equity                       156,916        91,457            40,103       (131,560)        156,916
                                                          ---------    ----------    --------------    -----------    ------------
           Total liabilities and stockholders' equity     $ 449,610    $  151,097    $       58,997    $  (123,384)   $    536,320
                                                          =========    ==========    ==============    ===========    ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1999
                                 (IN THOUSANDS)


                                              Parent         Guarantors       Non-Guarantors       Eliminating       Consolidated
                                             ---------       ----------       --------------       -----------       ------------
                    ASSETS
CURRENT ASSETS
      Cash                                   $    --         $    5,379       $        1,801       $      --         $      7,180
      Accounts receivable, net                    --            164,700               20,754              --              185,454
      Inventories                                 --             15,238                1,133              --               16,371
      Prepaid expenses and other                   531           11,648                1,451              --               13,630
                                             ---------       ----------       --------------       -----------       ------------
           Total current assets                    531          196,965               25,139              --              222,635
PROPERTY AND EQUIPMENT, net                       --             84,448               10,584              --               95,032
INTANGIBLE ASSETS, net                            --            159,159               81,201              --              240,360
DUE FROM (TO) AFFILIATES                       302,491         (245,964)             (56,527)             --                 --
OTHER ASSETS                                     4,169           15,237                2,474              --               21,880
INVESTMENT IN SUBSIDIARIES                     156,690             --                   --            (156,690)              --
                                             ---------       ----------       --------------       -----------       ------------
                                             $ 463,881       $  209,845       $       62,871       $  (156,690)      $    579,907
                                             =========       ==========       ==============       ===========       ============


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                       $    --         $   11,101       $        6,681       $      --         $     17,782
      Accrued liabilities                        3,767           42,431               11,961              --               58,159
      Current portion of long-term debt           --              4,157                1,608              --                5,765
                                             ---------       ----------       --------------       -----------       ------------
           Total current liabilities             3,767           57,689               20,250              --               81,706
LONG-TERM DEBT, net of current portion         263,275            4,384                  901              --              268,560
NON-REFUNDABLE SUBSCRIPTION INCOME                --             14,890                   19              --               14,909
DEFERRED INCOME TAXES                             --              8,473                  965              --                9,438
OTHER LIABILITIES                                 --                205                 --                --                  205
                                             ---------       ----------       --------------       -----------       ------------
           Total liabilities                   267,042           85,641               22,135              --              374,818
                                             ---------       ----------       --------------       -----------       ------------
MINORITY INTEREST                                 --               --                   --               8,250              8,250
STOCKHOLDERS' EQUITY
      Common stock                                 148               82                   17               (99)               148
      Additional paid-in capital               137,792           54,622               34,942           (89,564)           137,792
      Retained earnings                         60,603           69,500                6,242           (75,742)            60,603
      Cumulative translation adjustment           (465)            --                   (465)              465               (465)
      Treasury stock                            (1,239)            --                   --                --               (1,239)
                                             ---------       ----------       --------------       -----------       ------------
           Total stockholders' equity          196,839          124,204               40,736          (164,940)           196,839
                                             ---------       ----------       --------------       -----------       ------------
                                             $ 463,881       $  209,845       $       62,871       $  (156,690)      $    579,907
                                             =========       ==========       ==============       ===========       ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                    Parent        Guarantors     Non-Guarantors      Eliminating      Consolidated
                                                   ---------      ----------     --------------      -----------      ------------
REVENUE
      Ambulance services                           $    --        $   93,874     $       21,885      $      --        $    115,759
      Fire protection services                          --            12,309                282             --              12,591
      Other                                             --            10,194              1,045             --              11,239
                                                   ---------      ----------     --------------      -----------      ------------
           Total revenue                                --           116,377             23,212             --             139,589
                                                   ---------      ----------     --------------      -----------      ------------

OPERATING EXPENSES
      Payroll and employee benefits                     --            59,166             14,054             --              73,220
      Provision for doubtful accounts                   --            18,782              1,483             --              20,265
      Depreciation                                      --             5,559                450             --               6,009
      Amortization of intangibles                         86           1,737                568             --               2,391
      Other operating expenses                          --            20,430              3,893             --              24,323
                                                   ---------      ----------     --------------      -----------      ------------
           Total expenses                                 86         105,674             20,448             --             126,208
                                                   ---------      ----------     --------------      -----------      ------------

OPERATING INCOME (LOSS)                                  (86)         10,703              2,764             --              13,381
      Interest expense, net                            4,872              10                449             --               5,331
      Other                                             --              --                 --                 29                29
                                                   ---------      ----------     --------------      -----------      ------------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                       (4,958)         10,693              2,315              (29)            8,021

PROVISION (BENEFIT) FOR INCOME TAXES                  (2,083)          4,580                885             --               3,382
                                                   ---------      ----------     --------------      -----------      ------------

NET INCOME  (LOSS)                                    (2,875)          6,113              1,430              (29)            4,639

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                  7,514            --                 --             (7,514)             --
                                                   ---------      ----------     --------------      -----------      ------------

NET INCOME (LOSS)                                  $   4,639      $    6,113     $        1,430      $    (7,543)     $      4,639
                                                   =========      ==========     ==============      ===========      ============

      Foreign currency translation adjustments          --              --                  (28)            --                 (28)
      Comprehensive income (loss) from
           wholly-owned subsidiaries                     (28)           --                 --                 28              --
                                                   ---------      ----------     --------------      -----------      ------------

COMPREHENSIVE INCOME (LOSS)                        $   4,611      $    6,113     $        1,402      $    (7,515)     $      4,611
                                                   =========      ==========     ==============      ===========      ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Parent       Guarantors     Non-Guarantors     Eliminating     Consolidated
                                                       ---------     ----------     --------------     -----------     ------------
REVENUE
      Ambulance services                               $    --       $  100,439     $       20,670     $      --       $    121,109
      Fire protection services                              --           14,273                278            --             14,551
      Other                                                 --            9,436              2,011            --             11,447
                                                       ---------     ----------     --------------     -----------     ------------
           Total revenue                                    --          124,148             22,959            --            147,107
                                                       ---------     ----------     --------------     -----------     ------------

OPERATING EXPENSES
      Payroll and employee benefits                         --           65,590             13,798            --             79,388
      Provision for doubtful accounts                       --           19,854              1,393            --             21,247
      Provision for doubtful accounts - change in
           accounting policy                                --           65,000               --              --             65,000
      Depreciation                                          --            5,595                647            --              6,242
      Amortization of intangibles                           --            1,676                626            --              2,302
      Other operating expenses                              --           25,721              5,185            --             30,906
        Restructuring charge                                --             --                 --              --               --
                                                       ---------     ----------     --------------     -----------     ------------
           Total expenses                                   --          183,436             21,649            --            205,085
                                                       ---------     ----------     --------------     -----------     ------------

OPERATING INCOME (LOSS)                                     --          (59,288)             1,310            --            (57,978)
      Interest expense, net                                5,609           (337)               540            --              5,812
      Other                                                 --             --                 --               (54)             (54)
                                                       ---------     ----------     --------------     -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY LOSS                                   (5,609)       (58,951)               770              54          (63,736)

PROVISION (BENEFIT) FOR INCOME TAXES                      (1,601)       (21,290)               341            --            (22,550)
                                                       ---------     ----------     --------------     -----------     ------------

INCOME (LOSS) BEFORE
     EXTRAORDINARY LOSS                                   (4,008)       (37,661)               429              54          (41,186)

EXTRAORDINARY LOSS ON EXPROPRIATION OF
     CANADIAN AMBULANCE SERVICE LICENSES                    --             --               (1,200)           --             (1,200)
                                                       ---------     ----------     --------------     -----------     ------------

NET INCOME (LOSS)                                         (4,008)       (37,661)              (771)             54          (42,386)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES                      (38,378)          --                 --            38,378             --
                                                       ---------     ----------     --------------     -----------     ------------

NET INCOME (LOSS)                                      $ (42,386)    $  (37,661)    $         (771)    $    38,432     $    (42,386)
                                                       =========     ==========     ==============     ===========     ============

      Foreign currency translation adjustments              --             --                   66            --                 66
      Comprehensive income (loss) from
           wholly-owned subsidiaries                          66           --                 --               (66)            --
                                                       ---------     ----------     --------------     -----------     ------------

COMPREHENSIVE INCOME (LOSS)                            $ (42,320)    $  (37,661)    $         (705)    $    38,366     $    (42,320)
                                                       =========     ==========     ==============     ===========     ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Parent        Guarantors     Non-Guarantors      Eliminating      Consolidated
                                                   ---------      ----------     --------------      -----------      ------------
REVENUE
      Ambulance services                           $    --        $  187,180     $       44,844      $      --        $    232,024
      Fire protection services                          --            24,696                538             --              25,234
      Other                                             --            19,985              1,141             --              21,126
                                                   ---------      ----------     --------------      -----------      ------------
           Total  revenue                               --           231,861             46,523             --             278,384
                                                   ---------      ----------     --------------      -----------      ------------

OPERATING EXPENSES
      Payroll and employee benefits                     --           119,256             27,862             --             147,118
      Provision for doubtful accounts                   --            36,945              3,217             --              40,162
      Depreciation                                      --            11,001                884             --              11,885
      Amortization of intangibles                        214           3,455              1,119             --               4,788
      Other operating expenses                          --            39,596              8,447             --              48,043
      Restructuring charge                              --             2,500               --               --               2,500
                                                   ---------      ----------     --------------      -----------      ------------
           Total expenses                                214         212,753             41,529             --             254,496
                                                   ---------      ----------     --------------      -----------      ------------

OPERATING INCOME (LOSS)                                 (214)         19,108              4,994             --              23,888
      Interest expense, net                            9,526              95                852             --              10,473
      Other                                             --              --                 --                 77                77
                                                   ---------      ----------     --------------      -----------      ------------

INCOME (LOSS) BEFORE PROVISION
     (BENEFIT) FOR INCOME TAXES                       (9,740)         19,013              4,142              (77)           13,338

PROVISION (BENEFIT) FOR INCOME TAXES                  (4,091)          8,003              1,725             --               5,637
                                                   ---------      ----------     --------------      -----------      ------------

NET INCOME (LOSS)                                     (5,649)         11,010              2,417              (77)            7,701

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                 13,350            --                 --            (13,350)             --
                                                   ---------      ----------     --------------      -----------      ------------

NET INCOME (LOSS)                                  $   7,701      $   11,010     $        2,417      $   (13,427)     $      7,701
                                                   =========      ==========     ==============      ===========      ============

      Foreign currency translation adjustments          --              --                 (294)            --                (294)
      Comprehensive income (loss) from
           wholly-owned subsidiaries                    (294)           --                 --                294              --
                                                   ---------      ----------     --------------      -----------      ------------

COMPREHENSIVE INCOME (LOSS)                        $   7,407      $   11,010     $        2,123      $   (13,133)     $      7,407
                                                   =========      ==========     ==============      ===========      ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Parent       Guarantors     Non-Guarantors     Eliminating     Consolidated
                                                       ---------     ----------     --------------     -----------     ------------
REVENUE
      Ambulance services                               $    --       $  196,586     $       41,420     $      --       $    238,006
      Fire protection services                              --           27,058                556            --             27,614
      Other                                                 --           18,524              4,163            --             22,687
                                                       ---------     ----------     --------------     -----------     ------------
           Total  revenue                                   --          242,168             46,139            --            288,307
                                                       ---------     ----------     --------------     -----------     ------------

OPERATING EXPENSES
      Payroll and employee benefits                         --          127,748             28,505            --            156,253
      Provision for doubtful accounts                       --           38,943              2,714            --             41,657
      Provision for doubtful accounts - change in
           accounting policy                                --           65,000               --              --             65,000
      Depreciation                                          --           11,149              1,253            --             12,402
      Amortization of intangibles                           --            3,202              1,260            --              4,462
      Other operating expenses                              --           46,301             10,629            --             56,930
      Restructuring charge                                  --             --                 --              --               --
                                                       ---------     ----------     --------------     -----------     ------------
           Total expenses                                   --          292,343             44,361            --            336,704
                                                       ---------     ----------     --------------     -----------     ------------

OPERATING INCOME (LOSS)                                     --          (50,175)             1,778            --            (48,397)
      Interest expense, net                               10,773           (614)             1,089            --             11,248
      Other                                                 --             --                 --               (74)             (74)
                                                       ---------     ----------     --------------     -----------     ------------

INCOME (LOSS) BEFORE INCOME TAXES,
        EXTRAORDINARY LOSS AND
        CUMULATIVE EFFECT OF A CHANGE IN
        ACCOUNTING PRINCIPLE                             (10,773)       (49,561)               689              74          (59,571)

PROVISION (BENEFIT) FOR INCOME TAXES                      (3,770)       (17,355)               315            --            (20,810)
                                                       ---------     ----------     --------------     -----------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
        LOSS AND CUMULATIVE EFFECT OF A
        CHANGE IN ACCOUNTING PRINCIPLE                    (7,003)       (32,206)               374              74          (38,761)

EXTRAORDINARY LOSS ON EXPROPRIATION OF
        CANADIAN AMBULANCE SERVICE
        LICENSES                                            --             --               (1,200)           --             (1,200)

CUMULATIVE EFFECT OF A CHANGE IN
        ACCOUNTING PRINCIPLE                                --             (541)              --              --               (541)
                                                       ---------     ----------     --------------     -----------     ------------

NET INCOME  (LOSS)                                     $  (7,003)    $  (32,747)    $         (826)    $        74     $    (40,502)

LOSS FROM WHOLLY OWNED SUBSIDIARIES                      (33,499)          --                 --            33,499             --
                                                       ---------     ----------     --------------     -----------     ------------

NET INCOME  (LOSS)                                     $ (40,502)    $  (32,747)    $         (826)    $    33,573     $    (40,502)
                                                       =========     ==========     ==============     ===========     ============

      Foreign currency translation adjustments              --             --                   20            --                 20
      Comprehensive income (loss)  from
           wholly-owned subsidiaries                          20           --                 --               (20)            --
                                                       ---------     ----------     --------------     -----------     ------------

COMPREHENSIVE INCOME  (LOSS)                           $ (40,482)    $  (32,747)    $         (806)    $    33,553     $    (40,482)
                                                       =========     ==========     ==============     ===========     ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Parent    Guarantors   Non-Guarantors   Eliminating   Consolidated
                                                                --------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  7,701   $   11,010   $        2,417   $   (13,427)  $      7,701
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities                       --
  Depreciation and amortization                                      214       14,456            2,003          --           16,673
  Amortization of deferred compensation                               80         --               --            --               80
  Amortization of gain on sale of real estate                       --            (52)            --            --              (52)
  Provision for doubtful accounts                                   --         36,945            3,217          --           40,162
  Undistributed earnings of minority shareholder                    --           --               --              77             77
  Amortization of discount on Senior Notes                            13         --               --            --               13
  Change in assets and liabilities                                  --
    Increase in accounts receivable                                 --        (54,315)          (4,997)         --          (59,312)
    (Increase) decrease in inventories                              --           (520)             (76)         --             (596)
    (Increase) decrease in prepaid expenses and other               --         (1,377)          (1,382)         --           (2,759)
    (Increase) decrease in due to/from affiliates                (25,126)       6,774              867        17,485           --
    Increase in accounts payable                                    --         (2,440)           1,286          --           (1,154)
    Increase (decrease) in accrued liabilities
      and other liabilities                                          126        6,607             (279)         --            6,454
    Increase (decrease) in non-refundable subscription income       --            (39)              56          --               17
    Decrease in deferred income taxes                               --         (3,001)            (222)         --           (3,223)
                                                                --------   ----------   --------------   -----------   ------------
     Net cash provided by (used in) operating activities         (16,992)      14,048            2,890         4,135          4,081
                                                                --------   ----------   --------------   -----------   ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net                    16,100         --               --            --           16,100
  Repayment of debt and capital lease obligations                   --         (3,392)            (373)         --           (3,765)
  Issuance of common stock                                         1,186         --              4,429        (4,429)         1,186
                                                                --------   ----------   --------------   -----------   ------------
     Net cash provided by (used in) financing activities          17,286       (3,392)           4,056        (4,429)        13,521
                                                                --------   ----------   --------------   -----------   ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired                                 --           (445)          (4,428)         --           (4,873)
  Capital expenditures                                              --         (8,867)          (2,165)         --          (11,032)

  (Increase) decrease in other assets                               --         (3,318)          (1,601)         --           (4,919)
                                                                --------   ----------   --------------   -----------   ------------
     Net cash provided by (used in) investing activities            --        (12,630)          (8,194)         --          (20,824)
                                                                --------   ----------   --------------   -----------   ------------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                             (294)        --               (294)          294           (294)
                                                                --------   ----------   --------------   -----------   ------------

DECREASE IN CASH                                                    --         (1,974)          (1,542)         --           (3,516)

CASH, beginning of period                                           --          2,917            3,594          --            6,511
                                                                --------   ----------   --------------   -----------   ------------

CASH, end of period                                             $   --     $      943   $        2,052   $      --     $      2,995
                                                                ========   ==========   ==============   ===========   ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITY
  Fair market value of stock issued to employee benefit plan    $  1,933   $     --     $         --     $      --     $      1,993
                                                                ========   ==========   ==============   ===========   ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Parent     Guarantors    Non-Guarantors    Eliminating    Consolidated
                                                            --------    ----------    --------------    -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(40,502)   $  (32,747)   $         (826)   $    33,573    $    (40,502)
  Adjustments to reconcile net income (loss)  to cash
    provided by (used in) operating activities                  --
   Extraordinary loss                                           --            --               1,200           --             1,200
  Cumulative effect of a change in accounting principle         --             541              --             --               541
  Depreciation and amortization                                 --          14,351             2,513           --            16,864
  Amortization of deferred compensation                         --            --                --             --              --
  Amortization of gain on sale of real estate                   --             (52)             --             --               (52)
  Provision for doubtful accounts                               --          38,943             2,714           --            41,657
  Provision for doubtful accounts - change
      in accounting policy                                      --          65,000              --             --            65,000
  Undistributed earnings of minority shareholder                --            --                --              (74)            (74)
  Amortization of discount on Senior Notes                        13          --                --             --                13
  Change in assets and liabilities                              --
    Increase in accounts receivable                             --         (61,601)           (6,785)          --           (68,386)
    (Increase) decrease in inventories                          --          (2,070)               12           --            (2,058)
    (Increase) decrease in prepaid expenses and other           --           1,516               144           --             1,660
    (Increase) decrease in due to/from affiliates             14,175        12,742             6,562        (33,479)           --
    Increase (decrease) n accounts payable                      --          (2,512)              605           --            (1,907)
    Increase (decrease) in accrued liabilities
      and other liabilities                                      139       (20,415)           (3,285)          --           (23,561)
    Increase (decrease) in non-refundable
      subscription income                                       --            (374)              102           --              (272)
    Decrease in deferred income taxes                           --             (62)             --             --               (62)
                                                            --------    ----------    --------------    -----------    ------------
       Net cash provided by (used in)
          operating activities                               (26,175)       13,260             2,956             20          (9,939)
                                                            --------    ----------    --------------    -----------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net                25,500          --                --             --            25,500
  Repayment of debt and capital lease obligations               --          (2,194)             (895)          --            (3,089)
  Issuance of common stock                                       386          --                --             --               386
                                                            --------    ----------    --------------    -----------    ------------
       Net cash provided by (used in)
          financing activities                                25,886        (2,194)             (895)          --            22,797
                                                            --------    ----------    --------------    -----------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for business acquired                               --            --                --             --              --
  Proceeds from the expropriation of Canadian ambulance
    service licenses                                            --            --               2,191           --             2,191
  Capital expenditures                                          --         (10,751)           (1,841)          --           (12,592)
  (Increase) decrease in other assets                            269        (1,885)              230           --            (1,386)
                                                            --------    ----------    --------------    -----------    ------------
       Net cash provided by (used in)
          investing activities                                   269       (12,636)              580           --           (11,787)
                                                            --------    ----------    --------------    -----------    ------------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                           20          --                  20            (20)             20
                                                            --------    ----------    --------------    -----------    ------------

INCREASE (DECREASE) IN CASH                                     --          (1,570)            2,661           --             1,091

CASH, beginning of period                                       --           5,379             1,801           --             7,180
                                                            --------    ----------    --------------    -----------    ------------

CASH, end of period                                         $   --      $    3,809    $        4,462    $      --      $      8,271
                                                            ========    ==========    ==============    ===========    ============

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (3)       COMMITMENTS AND CONTINGENCIES

           During the year ended June 30, 1999, the Company entered into an option agreement whereby the Company may elect to be issued a debenture in the principal amount of up to $25.0 million by a company providing ambulance and other services in certain areas of Brazil. The Company has not exercised this option nor does it intend to exercise this option prior to June 30, 2000. The Company may elect to terminate this option agreement upon 30-day written notice or it may be terminated at the option of the Brazilian company.

           Included in accrued liabilities at December 31, 1999 in the accompanying balance sheets is $3.9 million attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits.

(4)        CHANGE IN ACCOUNTING POLICY

           Effective October 1, 1999, the Company changed its accounting policy used in recording the provision for doubtful accounts. This change in policy is being treated as a change in accounting estimate. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, Management has continued to place increased emphasis on increasing the quality of the Company's revenue by exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. The Company has shifted the focus of its billing personnel to place greater emphasis on the billing process as opposed to the collection process. The Company has instituted mandatory comprehensive training for its paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within the Company's accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter. Under the new accounting policy, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. Accordingly, the effect of this change is an additional $65.0 million provision for doubtful accounts which is recorded separately in the accompanying financial statements.

(5)        RESTRUCTURING CHARGE

           During the first quarter of fiscal 1999, the Company recorded a pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. During the years ended June 30, 1998 and 1997, the Company recorded pre-tax charges totaling $7.8 million related to severance payments. The charges related primarily to the cost of terminating approximately 400 administrative employees throughout the Company, all of which have been terminated as of September 30, 1999. As of December 31, 1999 and June 30, 1999, the balance of the allowance for severance payments was $0.1 million and $1.3 million, respectively. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets.

           In January 2000, the Company announced its intention in the third quarter of fiscal 2000 to restructure certain service areas and its corporate office. The Company anticipates the costs of the restructuring plan, which will include severance and costs of exiting or reducing service in certain service areas, will approximate up to $30.0 million on an after-tax basis.

(6)        EXTRAORDINARY ITEM

           During the second quarter of fiscal year 2000, the Company recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million. The Company received $2.2 million from the Ontario Ministry of Health as compensation for the loss of the licenses. These proceeds were offset by $0.2 million accrual for costs associated with the loss of the ambulance service licenses and the write-off of the following balance sheet items related to the

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           Company's Canadian operations: $2.8 million of goodwill, $0.1 million of accounts receivable and $0.3 million of other assets.

(7)        CHANGE IN ACCOUNTING PRINCIPLE

           In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999 such unamortized costs totaled $933,000. In the first quarter of fiscal year 2000, the Company wrote-off its capitalized organization costs and will expense any future organization costs as incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statements of Operations for the six months ended December 31, 1999 as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20.


(8)        EARNINGS (LOSS) PER SHARE

           A reconciliation of the numerators and denominators (weighted average number of shares outstanding of the basic and diluted earnings per share (EPS) computation for the three and six month periods ended December 31, 1999 and 1998 is a follows (in thousands, except per share amounts):

                                              Three Months Ended December 31, 1999            Three Months Ended December 31, 1998
                                            ----------------------------------------        ---------------------------------------
                                                Loss           Shares      Per Share          Income          Shares      Per Share
                                            (numerator)    (denominator)     Amount         (numerator)   (denominator)     Amount
                                            -----------    -------------   ---------        -----------   -------------   ---------
Basic EPS                                   $   (42,386)        14,578     $   (2.91)       $     4,639        14,465     $    0.32
                                                                           =========                                      =========
Effect of stock options                            --             --                               --             200
                                            -----------       --------                      -----------      --------
Diluted EPS                                 $   (42,386)        14,578     $   (2.91)       $     4,639        14,665     $    0.32
                                            ===========       ========     =========        ===========      ========     =========

                                               Six Months Ended December 31, 1999              Six Months Ended December 31, 1998
                                            ----------------------------------------        ---------------------------------------
                                                Loss           Shares      Per Share          Income          Shares      Per Share
                                            (numerator)    (denominator)     Amount         (numerator)   (denominator)     Amount
                                            -----------    -------------   ---------        -----------   -------------   ---------
Basic EPS                                   $   (40,502)        14,558     $   (2.78)       $     7,701        14,368     $    0.54
                                                                           =========                                      =========
Effect of stock options                            --             --                               --             225
                                            -----------       --------                      -----------      --------
Diluted EPS                                 $   (40,502)        14,558     $   (2.78)       $     7,701        14,593     $    0.53
                                            ===========       ========     =========        ===========      ========     =========

(9)        SEGMENT REPORTING

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

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

           Included in Corporate are general corporate expenses as well as the pre-tax charge of $2.5 million related to severance payments recorded during the six months ended December 31, 1998.

           Information by operating segment is set forth below (in thousands):

Three months ended December 31, 1999                           AMBULANCE        FIRE AND OTHER        CORPORATE             TOTAL
                                                               ---------        --------------        ---------           ---------
Net revenues from external customers                           $121,109            $25,998             $  --              $147,107
Segment profit (loss)                                          $(62,226)           $ 2,089             $(3,653)           $(63,790)
Segment assets                                                 $216,878            $41,357             $ 2,439            $260,674



Three months ended December 31, 1998                           AMBULANCE        FIRE AND OTHER        CORPORATE             TOTAL
                                                               ---------        --------------        ---------           ---------
Net revenues from external customers                           $115,759            $23,830             $  --              $139,589
Segment profit (loss)                                          $  9,345            $ 3,114             $(4,409)           $  8,050
Segment assets                                                 $236,320            $40,317             $ 2,957            $279,594



Six months ended December 31, 1999                             AMBULANCE        FIRE AND OTHER        CORPORATE             TOTAL
                                                               ---------        --------------        ---------           ---------
Net revenues from external customers                           $238,006            $50,301             $  --              $288,307
Segment profit (loss)                                          $(55,632)           $ 3,715             $(7,728)           $(59,645)
Segment assets                                                 $216,878            $41,357             $ 2,439            $260,674



Six months ended December 31, 1998                             AMBULANCE        FIRE AND OTHER        CORPORATE             TOTAL
                                                               ---------        --------------        ---------           ---------
Net revenues from external customers                           $232,024            $46,360            $   --              $278,384
Segment profit (loss)                                          $ 18,164            $ 5,828            $(10,577)           $ 13,415
Segment assets                                                 $236,320            $40,317            $  2,957            $279,594

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Except for the historical information contained herein, this Report contains forward looking statements that involve risks and uncertainties regarding future business prospects, the value of our common stock, our ability to renegotiate the terms of our revolving credit facility, revenue, working capital, accounts receivable collection, liquidity, cash flow, and capital needs that could cause actual results to differ materially.

The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; revenue mix; dependence on certain business relationships; risks related to intangible assets; dependence on government and third party payors; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; high utilization of services by customers under capitated service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; access to debt and equity capital; dependence on key personnel; and anti-takeover effect of certain of our charter provisions.

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

Loss before extraordinary loss and cumulative effect of a change in accounting principle for the three months ended December 31, 1999 was $41.2 million, or $2.83 per diluted share as compared to net income of $4.6 million, or $0.32 per diluted share for the three months ended December 31, 1998. Loss before extraordinary loss and cumulative effect of a change in accounting principle for the six months ended December 31, 1999 was $38.8 million, or $2.66 per diluted share as compared to net income of $7.7 million, or $0.53 per diluted share for the six months ended December 31, 1998. The operating results for the three and six months ended December 31, 1999 were adversely affected by the change in accounting policy used in recording our provision for doubtful accounts of $65.0 million on a pre-tax basis. The fiscal year 2000 earnings were also adversely affected by the expropriation of our Canadian ambulance service licenses of $1.2 million on both a before and after tax basis. The operating results for the three and six months ended December 31, 1999 were also negatively impacted by reduced operating margins of our Argentine operations. These operating margins were reduced due to substantial increases in service utilization under our capitated service arrangements and due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998


REVENUE

Total revenue increased $7.5 million, or 5.4%, from $139.6 million for the three months ended December 31, 1998 to $147.1 million for the three months ended December 31, 1999. Ambulance services revenue increased $5.4 million, or 4.7%, from $115.7 million for the three months ended December 31, 1998 to $121.1 million for the three months ended December 31, 1999. Domestic ambulance services revenue in areas served by us in both of the three month periods ended December 31, 1999 and 1998 increased by $6.1 million, or 6.0%. The increase in domestic ambulance services revenue was partially offset by a $1.7 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 5,000, or 1.5%, from 325,000 for the three months ended December 31, 1998 to 320,000 for the three months ended December 31, 1999 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

Fire protection services revenue increased by $2.0 million, or 15.9%, from $12.6 million for the three months ended December 31, 1998 to $14.6 million for the three months ended December 31, 1999. Fire protection services revenue increased due to new contracting activity of $1.1 million and due to rate increases for fire protection services of $0.9 million.

Other revenue increased $0.2 million, or 1.8%, from $11.2 million for the three months ended December 31, 1998 to $11.4 million for the three months ended December 31, 1999. Other revenue increased due to revenue of $1.7 million associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999. This increase was partially offset by a $0.5 million decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue and by a $0.8 million decrease in alarm monitoring revenue due to the sale of certain accounts during the three months ended December 31, 1998.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $6.2 million, or 8.5%, from $73.2 million for the three months ended December 31, 1998 to $79.4 million for the three months ended December 31, 1999. The acquisition completed during the third quarter of fiscal 1999 contributed $0.6 million to the increase, service areas with newly acquired contracts contributed $4.2 million to the increase and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense increased from 52.5% of total revenue for the three months ended December 31, 1998 to 54.0% of total revenue for the three months ended December 31, 1999. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

Effective October 1, 1999, we changed our accounting policy used in recording our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter. Under our new accounting policy, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. Accordingly, the effect of this change is an additional $65.0 million provision for doubtful accounts, which is recorded separately in the accompanying financial statements. Provision for doubtful accounts, using the new accounting policy but exclusive of the $65.0 million additional provision, increased $0.9 million, or 4.4%, from $20.3 million for the three months ended December 31, 1998 to $21.2 million for the three months ended December 31, 1999. Provision for doubtful accounts, using the new accounting policy but exclusive of the $65.0 million additional provision, decreased from 14.5% of total revenue for the three months ended December 31, 1998 to 14.4% of total revenue for the three months ended December 31, 1999 and was 19.7% of domestic ambulance service revenue for the three months ended December 31, 1998 and 19.2% of domestic ambulance service revenue for the three months ended December 31, 1999. We anticipate that this change in our accounting policy may result in increases in our provision for doubtful accounts in future periods. During fiscal 2000, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 7.7% of total net accounts receivable at December 31, 1999. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation increased $0.2 million, or 3.3%, from $6.0 million for the three months ended December 31, 1998 to $6.2 million for the three months ended December 31, 1999, primarily as a result of increased property and equipment from the acquisition completed during the third quarter of fiscal 1999. Depreciation was 4.3% and 4.2% of total revenue for the three months ended December 31, 1998 and 1999, respectively.

Amortization of intangibles decreased $0.1 million, or 4.2%, from $2.4 million for the three months ended December 31, 1998 to $2.3 million for the three months ended December 31, 1999. Amortization of intangibles was 1.7% and 1.6% of total revenue for the three months ended December 31, 1998 and 1999, respectively.

Other operating expenses increased approximately $6.6 million, or 27.2%, from $24.3 million for the three months ended December 31, 1998 to $30.9 million for the three months ended December 31, 1999. Of the $6.6 million increase, $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, $1.2 million was attributable to the operation of the company acquired in the third quarter of fiscal 1999 and $1.3 million was attributable to operations in service areas with newly acquired contracts. Other operating expenses increased from 17.4% of total revenue for the three months ended December 31, 1998 to 21.0% of total revenue for the three months ended December 31, 1999. The increased service utilization in our Argentine operations also attributed to the increase in operating expenses as a percentage of total revenue.

Interest expense increased $0.5 million, or 9.4%, from $5.3 million for the three months ended December 31, 1998 to $5.8 million for the three months ended December 31, 1999. This increase was caused by higher debt balances. We anticipate that increases in interest expense will continue in future periods as a result of amendments to our revolving credit facility.

Our effective tax rate was 42.0% for the three months ended December 31, 1998 and 35.4% for the three months ended December 31, 1999.

During the three months ended December 31, 1999, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of licenses and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998


REVENUE

Total revenue increased $9.9 million, or 3.6%, from $278.4 million for the six months ended December 31, 1998 to $288.3 million for the six months ended December 31, 1999. Ambulance services revenue increased $6.0 million, or 2.6%, from $232.0 million for the six months ended December 31, 1998 to $238.0 million for the six months ended December 31, 1999. Domestic ambulance services revenue in areas served by us in both of the six month periods ended December 31, 1999 and 1998 increased by $8.2 million, or 4.0%. The increase in domestic ambulance services revenue was partially offset by a $3.2 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 28,000, or 4.3%, from 654,000 for the six months ended December 31, 1998 to 626,000 for the six months ended December 31, 1999 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

Fire protection services revenue increased by $2.4 million, or 9.5%, from $25.2 million for the six months ended December 31, 1998 to $27.6 million for the six months ended December 31, 1999. Fire protection services revenue increased due to new contracting activity of $1.1 million and due to rate increases for fire protection services of $1.3 million.

Other revenue increased $1.6 million, or 7.6%, from $21.1 million for the six months ended December 31, 1998 to $22.7 million for the six months ended December 31, 1999. Other revenue increased due to revenue of $3.5 million associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999. This increase was partially offset by a $1.3 million decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue and by a $0.8 million decrease in alarm monitoring revenue due to the sale of certain accounts during the three months ended December 31, 1998.


OPERATING EXPENSES

Payroll and employee benefit expenses increased $9.2 million, or 6.3%, from $147.1 million for the six months ended December 31, 1998 to $156.3 million for the six months ended December 31, 1999. The acquisition completed during the third quarter of fiscal 1999 contributed $1.3 million to the increase, service areas with newly acquired contracts contributed $6.5 million to the increase and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense increased from 52.8% of total revenue for the six months ended December 31, 1998 to 54.2% of total revenue for the six months ended December 31, 1999. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

Effective October 1, 1999, we changed our accounting policy used in recording our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter. Under our new accounting policy, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. Accordingly, the effect of this change is an additional $65.0 million provision for doubtful accounts, which is recorded separately in the accompanying financial statements. Provision for doubtful accounts, using the new accounting policy but exclusive of the $65.0 million additional provision, increased $1.5 million, or 3.7%, from $40.2 million for the six months ended December 31, 1998 to $41.7 million for the six months ended December 31, 1999. Provision for doubtful accounts, using the new accounting policy but exclusive of the $65.0 million additional provision , was 14.4% of total revenue for both the six month periods ended December 31, 1998 and 1999 and was 19.5% of domestic ambulance service revenue for the six months ended December 31, 1998 and 19.2% of domestic ambulance service revenue for the six months ended December 31, 1999. We anticipate that this change in our accounting policy may result in increases in our provision for doubtful accounts in future periods. During fiscal 2000, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 7.7% of total net accounts receivable at December 31, 1999. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation increased $0.5 million, or 4.2%, from $11.9 million for the six months ended December 31, 1998 to $12.4 million for the six months ended December 31, 1999, primarily as a result of increased property and equipment from the acquisition completed during the third quarter of fiscal 1999. Depreciation was 4.3% of total revenue for both the six month periods ended December 31, 1998 and 1999, respectively.

Amortization of intangibles decreased $0.3 million, or 6.3%, from $4.8 million for the six months ended December 31, 1998 to $4.5 million for the six months ended December 31, 1999. Amortization of intangibles was 1.7% and 1.5% of total revenue for the six months ended December 31, 1998 and 1999, respectively.

Other operating expenses increased approximately $8.9 million, or 18.5%, from $48.0 million for the six months ended December 31, 1998 to $56.9 million for the six months ended December 31, 1999. Of the

$8.9 million increase, $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, $2.4 million was attributable to the operation of the company acquired in the third quarter of fiscal 1999 and $2.0 million was attributable to operations in service areas with newly acquired contracts. Other operating expenses increased from 17.3% of total revenue for the six months ended December 31, 1998 to 19.8% of total revenue for the six months ended December 31, 1999. The increased service utilization in our Argentine operations also attributed to increase in operating expenses as a percentage of total revenue.

Interest expense increased $0.7 million, or 6.7%, from $10.5 million for the six months ended December 31, 1998 to $11.2 million for the six months ended December 31, 1999. This increase was caused by higher debt balances. We anticipate that increases in interest expense will continue in future periods as a result of amendments to our revolving credit facility.

Our effective tax rate was 42.0% for the six months ended December 31, 1998 and 35.0% for the six months ended December 31, 1999.

During the six months ended December 31, 1999, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

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

During the six months ended December 31, 1999, our cash flow used in operating activities was $9.9 million, resulting primarily from an increase in accounts receivable of $68.4 million, a decrease in accrued liabilities and other liabilities of $23.6 million and a net loss of $40.5 million offset by non-cash expenses of depreciation and amortization of $16.9 million and provision for doubtful accounts of $106.7 million. Cash flow provided by operating activities was $4.1 million for the six months ended December 31, 1998.

Cash provided by financing activities was $22.8 million for the six months ended December 31, 1999, primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $11.8 million for the six months ended December 31, 1999, primarily because of capital expenditures and increases in other assets, offset by $2.2 million of proceeds received from the Ontario Ministry of Health for compensation of loss of ambulance service licenses.

Our gross accounts receivable as of December 31, 1999 and June 30, 1999 was $255.7 million and $228.9 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $147.0 million and $185.5 million as of such dates, respectively. We believe that the increase in gross accounts receivable is due to many factors including recent revenue growth, delays in payments from certain third-party payors, particularly in certain of our regional billing centers, and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. Delays in receiving payments also contributed to an increase in the age of our accounts receivable.

The allowance for doubtful accounts increased from $43.4 million at June 30, 1999 to $108.7 million at December 31, 1999. The primary reason for this increase is the additional provision for doubtful accounts of $65.0 million recorded in the second quarter of fiscal 2000 to reflect the effect of the change in accounting policy used in recording our provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in accounting policy during the second quarter of fiscal 2000. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our accounting policy to fully-reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. With this accounting policy change, management believes that we have a more predictable method of determining the realizable value of our accounts receivable.

Our $200 million revolving credit facility is priced at prime rate, Federal Funds rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. At December 31, 1999 the weighted average interest rate was 8.1% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $139.0 million was outstanding on the revolving credit facility at December 31, 1999. We have received a compliance waiver regarding the financial covenants contained in our revolving credit facility which covers the period from December 31, 1999 through March 14, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates we may borrow up to $5.0 million during the period from January 31, 2000 through February 29, 2000. We may borrow an additional $3.0 million during the period from March 1, 2000 through March 14, 2000 upon written approval from the lenders. Additionally, as current LIBOR contracts expire, those borrowings and any additional borrowings will be priced at the prime rate. At February 11, 2000, the outstanding balance on the revolving credit facility was $142.5 million and availability on the facility was $4.5 million, excluding the $3.0 million additional borrowing capacity referred to previously. A condition of this waiver agreement requires us to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to March 14, 2000. We believe that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although no Event of Default is continuing under the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes (the Notes) due 2008, nor has either the repayment of the revolving credit facility or the Notes been accelerated, the entire balance of these instruments has been reclassified as a current liability at December 31, 1999 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78, "Classification of Obligations that are Callable by the Creditor". Our inability to successfully negotiate an amendment of our revolving credit facility could have a material adverse effect on our financial condition. We have been advised by our independent public accountants that, if we have not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of our financial statements for the year ending June 30, 2000, their auditors' report on those financial statements will be modified for this contingency.

Because of the classification of entire outstanding balance under the lending credit facility as a current liability at December 31, 1999, we had negative working capital of $158.7 million, including cash of $8.3 million, at December 31, 1999, compared to positive working capital of $140.9 million, including cash of $7.2 million, at June 30, 1999.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At December 31, 1999 the weighted average interest rate was 8.2% on the lease line of credit. Approximately $1.8 million was outstanding on this line of credit at December 31, 1999.

In March 1998 we issued $150.0 million of 7-7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at December 31, 1999 was $212,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998 we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

We expect that without additional borrowing capacity, existing working capital, together with cash flow from operations may not be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to December 31, 1999. We have begun to restructure our corporate overhead and will continue to close or substantially reduce certain service areas in an effort to contain costs. We believe that these cost containment measures will, however, allow us to meet our operating and capital needs. Our business growth occurs primarily through new business contracts and acquisitions. Any business growth may be limited without additional credit availability. We may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon the restrictions in our revolving credit facility and the Senior Notes, prevailing market conditions, interest rates, our financial condition and the market price of our common stock.

The market price of our common stock impacts our ability to complete acquisitions. We may be unwilling to utilize, or potential acquired companies or their owners may be unwilling to accept, our common stock in connection with acquisitions. In addition, the market price performance of our common stock may make raising funds more difficult and costly. As a result of the decline in the market price of our common stock and the failure of our stock price to increase since its decline, the pace of acquisitions utilizing our common stock has declined. Continued weakness in the market price of our common stock could adversely affect our ability or willingness to make additional acquisitions. Declines in the market price of our common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.


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

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At December 31, 1999 our balance sheet reflects a $272,000 cumulative equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the currency of Brazil and the effect it had on our investment in certain property and equipment that we have deployed in Brazil. During the second quarter of fiscal 2000, we recognized $173,000 of translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.


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

We are highly dependent on vendor remediation and testing of vendor systems. The results of the assessments and remediation efforts indicate that our principal medical equipment, ambulance and fire dispatch systems, and computer systems and applications are either Year 2000 compliant, have been upgraded, or in the case of certain ambulance and fire dispatch systems, have been replaced in order to obtain compliance. We continue to monitor new medical equipment, ambulance and fire dispatch systems, and computer systems and applications that the Company adds in its operations for Year 2000 compliance. If our medical equipment, ambulance and fire dispatch systems, and computer systems and applications are not Year 2000 compliant, we may not be able to respond to requests for ambulance and fire protection services in a timely manner. This situation could adversely affect our operations and we may incur unanticipated expenses to remedy any problems not addressed by these compliance efforts.

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

As of February 11, 2000, our principal medical equipment, ambulance and fire dispatch systems, and computer systems have operated without Year 2000 related problems and appear to be Year 2000 compliant. We are not aware of any of our vendors, telephone service providers or third-party payors experiencing any significant Year 2000 related problems.

                    RURAL/METRO CORPORATION AND SUBSIDIARIES


PART II.             OTHER INFORMATION

ITEM 1  --           LEGAL PROCEEDINGS

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits:
Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. Reference is made to the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1999 regarding these legal proceedings instituted during the quarter ended September 30, 1998.

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on November 18, 1999. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for three-year terms or until their successors are elected and qualified:

           Nominee                     Votes in Favor         Withheld
           -----------------           --------------         --------
           Louis G. Jekel                11,238,047            729,476
           William C. Turner             11,221,066            746,457

The following directors' terms of office continued after the 1999 Annual Meeting of Stockholders:

           Cor J. Clement                           Robert E. Ramsey
           Mary Anne Carpenter                      Henry G. Walker
           John B. Furman                           Louis A. Witzeman


The following additional item was voted upon by the Company's stockholders:

           Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending June 30, 2000.

           Votes in Favor      Opposed       Abstained       Broker Non-Vote
           --------------      -------       ---------       ---------------
           11,687,803          239,631         40,089              -0-

ITEM 5  --           OTHER INFORMATION

In January 2000, the resignations of John B. Furman as President and Chief Executive Officer and Robert E. Ramsey as Executive Vice President and Director were accepted. We anticipate Mr. Furman will be paid severance in accordance with the provisions contained in his employment agreement

Also, in January 2000, Jack E. Brucker was promoted to President and Chief Operating Officer and appointed to the Board of Directors.

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



                           RURAL/METRO CORPORATION





Date: February 11, 2000            By  /s/ Dean P. Hoffman
                                     ------------------------------------------
                                     Dean P. Hoffman, Vice President, Financial
                                     Services and Principal Accounting Officer

                                 EXHIBIT INDEX

Number              Description
------              -----------------------
 27                 Financial Data Schedule