Form 10-Q
period 2000-03-31
RURAL METRO CORP /DE/
filed 2000-05-15
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At May 10, 2000 there were 14,626,336 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                                                          Page
                                                                                                          ----
Part I.  Financial Statements

      Item 1.       Consolidated Financial Statements:

                           Consolidated Balance Sheets                                                       3

                           Consolidated Statements of Operations                                             4

                           Consolidated Statements of Cash Flows                                             6

                           Consolidated Statements of Comprehensive Income (Loss)                            7

                           Notes to Consolidated Financial Statements                                        8


      Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     22




Part II.  Other Information

      Item 1.       Legal Proceedings                                                                       33

      Item 5.       Other Information                                                                       33

      Item 6.       Exhibits and Reports on Form 8-K                                                        33


    Signatures                                                                                              34

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 2000 AND JUNE 30, 1999

                                 (IN THOUSANDS)

                                                                                                     MARCH 31,           JUNE 30,
                                                                                                       2000               1999
                                                                                                     ---------          ---------
                                                                                                    (UNAUDITED)
                          ASSETS
CURRENT ASSETS
  Cash                                                                                               $   3,273          $   7,180
  Accounts receivable, net                                                                             154,558            185,454
  Inventories                                                                                           17,998             16,371
  Prepaid expenses and other                                                                             6,533             13,630
                                                                                                     ---------          ---------
     Total current assets                                                                              182,362            222,635
                                                                                                     ---------          ---------
PROPERTY AND EQUIPMENT, net                                                                             92,370             95,032

INTANGIBLE ASSETS, net                                                                                 217,738            240,360

OTHER ASSETS                                                                                            19,559             21,880
                                                                                                     ---------          ---------
                                                                                                     $ 512,029          $ 579,907
                                                                                                     =========          =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                                   $  14,706          $  17,782
  Accrued liabilities                                                                                   24,851             58,159
  Current portion of long-term debt                                                                    299,870              5,765
                                                                                                     ---------          ---------
     Total current liabilities                                                                         339,427             81,706
                                                                                                     ---------          ---------
LONG-TERM DEBT, net of current portion                                                                   3,123            268,560

NON-REFUNDABLE SUBSCRIPTION INCOME                                                                      14,893             14,909

DEFERRED INCOME TAXES                                                                                    6,561              9,438

OTHER LIABILITIES                                                                                          127                205
                                                                                                     ---------          ---------
        Total liabilities                                                                              364,131            374,818
                                                                                                     ---------          ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                        8,154              8,250
                                                                                                     ---------          ---------
STOCKHOLDERS' EQUITY
  Common stock                                                                                             149                148
  Additional paid-in capital                                                                           137,603            137,792
  Retained earnings                                                                                      3,486             60,603
  Cumulative translation adjustment                                                                       (255)              (465)
  Treasury stock                                                                                        (1,239)            (1,239)
                                                                                                     ---------          ---------
        Total stockholders' equity                                                                     139,744            196,839
                                                                                                     ---------          ---------
                                                                                                     $ 512,029          $ 579,907
                                                                                                     =========          =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999


                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                      THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                      ----------------------------   ---------------------------
                                                          2000            1999           2000            1999
                                                       ---------       ---------      ---------       ---------
REVENUE
     Ambulance services                                $ 119,902       $ 119,751      $ 357,908       $ 351,775
     Fire protection services                             14,981          12,372         42,595          37,606
     Other                                                11,515          10,810         34,202          31,936
                                                       ---------       ---------      ---------       ---------
          Total revenue                                  146,398         142,933        434,705         421,317
                                                       ---------       ---------      ---------       ---------

OPERATING EXPENSES
      Payroll and employee benefits                       79,078          74,966        235,331         222,084
      Provision for doubtful accounts                     25,266          20,886         66,923          61,048
      Provision for doubtful accounts - change in
           accounting policy                                  --              --         65,000              --
      Depreciation                                         6,140           6,096         18,542          17,981
      Amortization of intangibles                          2,263           2,134          6,725           6,922
      Other operating expenses                            26,555          25,109         83,485          73,152
      Restructuring charge and other                      25,098              --         25,098           2,500
                                                       ---------       ---------      ---------       ---------
           Total expenses                                164,400         129,191        501,104         383,687
                                                       ---------       ---------      ---------       ---------

OPERATING INCOME (LOSS)                                  (18,002)         13,742        (66,399)         37,630
      Interest expense, net                                6,401           5,519         17,649          15,992
     Other                                                   (21)             61            (95)            138
                                                       ---------       ---------      ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES,
      EXTRAORDINARY LOSS AND CUMULATIVE
      EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE                                          (24,382)          8,162        (83,953)         21,500
      Provision (benefit) for income taxes                (7,767)          3,451        (28,577)          9,088
                                                       ---------       ---------      ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
      AND CUMULATIVE EFFECT OF A
      CHANGE IN ACCOUNTING PRINCIPLE                     (16,615)          4,711        (55,376)         12,412

EXTRAORDINARY LOSS ON
      EXPROPRIATION OF CANADIAN
      AMBULANCE SERVICE LICENSES (NET OF $0
      OF INCOME TAXES)                                        --              --         (1,200)             --

CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE (NET OF AN INCOME
      TAX BENEFIT OF $392)                                    --              --           (541)             --
                                                       ---------       ---------      ---------       ---------

NET INCOME (LOSS)                                      $ (16,615)      $   4,711      $ (57,117)      $  12,412
                                                       =========       =========      =========       =========

                            RURAL/METRO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                      Three months ended March 31,     Nine months ended March 31,
                                                                      ----------------------------     ---------------------------
                                                                         2000             1999            2000             1999
                                                                      ----------       ----------      ----------       ----------
 INCOME (LOSS) PER SHARE:
      Basic -
           Income (loss) before extraordinary loss and
                cumulative effect of a change in accounting
                principle                                             $    (1.14)      $     0.32      $    (3.80)      $     0.86
           Extraordinary loss on expropriation of
                 Canadian ambulance service licenses                          --               --           (0.08)              --
           Cumulative effect of change in a accounting principle              --               --           (0.04)              --
                                                                      ----------       ----------      ----------       ----------
           Net income (loss)                                          $    (1.14)      $     0.32      $    (3.92)      $     0.86
                                                                      ==========       ==========      ==========       ==========
      Diluted -
           Income (loss) before extraordinary loss and
                cumulative effect of a change in accounting
                principle                                             $    (1.14)      $     0.32      $    (3.80)      $     0.85
           Extraordinary loss on expropriation of
                 Canadian ambulance service licenses                          --               --           (0.08)              --
           Cumulative effect of change in a accounting principle              --               --           (0.04)              --
                                                                      ----------       ----------      ----------       ----------
           Net income (loss)                                          $    (1.14)      $     0.32      $    (3.92)      $     0.85
                                                                      ==========       ==========      ==========       ==========
 AVERAGE NUMBER OF SHARES
      OUTSTANDING - BASIC                                                 14,626           14,524          14,581           14,420
                                                                      ==========       ==========      ==========       ==========
 AVERAGE NUMBER OF SHARES
      OUTSTANDING - DILUTED                                               14,626           14,710          14,581           14,632
                                                                      ==========       ==========      ==========       ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED MARCH 31,
                                                                          ---------------------------
                                                                             2000            1999
                                                                           ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $ (57,117)      $  12,412
   Adjustments to reconcile net income (loss) to cash provided by
     (used in) operations--
     Write-off of assets included in restructuring charge                     19,503              --
     Extraordinary loss                                                        1,200              --
     Cumulative effect of a change in accounting principle                       541              --
     Depreciation and amortization                                            25,267          24,903
     Amortization of deferred compensation                                        --              80
     Amortization of gain on sale of real estate                                 (78)            (78)
     Provision for doubtful accounts                                          66,923          61,048
     Provision for doubtful accounts - change in accounting policy            65,000              --
     Undistributed earnings of minority shareholder                              (95)            138
     Amortization of discount on Senior Notes                                     19              19
     Change in assets and liabilities, net of effect
           of businesses acquired ---
     Increase in accounts receivable                                        (101,172)        (90,074)
     Increase in inventories                                                  (2,060)         (1,526)
     Decrease in prepaid expenses and other                                    2,615           3,824
     Decrease in accounts payable                                             (3,098)         (4,071)
     Decrease in accrued liabilities and other liabilities                   (33,126)         (4,851)
     Increase (decrease) in nonrefundable subscription income                    (16)            453
     Increase (decrease) in deferred income taxes                             (2,877)          7,770
                                                                           ---------       ---------
        Net cash provided by (used in) operating activities                  (18,571)         10,047
                                                                           ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                               33,500          27,500
   Repayment of debt and capital lease obligations                            (4,851)         (5,994)
   Issuance of common stock                                                      655           1,758
                                                                           ---------       ---------
        Net cash provided by financing activities                             29,304          23,264
                                                                           ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                              --         (12,665)
   Proceeds from expropriation of Canadian ambulance service licenses          2,191              --
   Capital expenditures                                                      (15,895)        (15,330)
   Increase in other assets                                                     (973)         (6,300)
                                                                           ---------       ---------
        Net cash used in investing activities                                (14,677)        (34,295)
                                                                           ---------       ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                           37            (263)
                                                                           ---------       ---------
DECREASE IN CASH                                                              (3,907)         (1,247)

CASH, beginning of period                                                      7,180           6,511
                                                                           ---------       ---------

CASH, end of period                                                        $   3,273       $   5,264
                                                                           =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit plan                 $      --       $   1,933
                                                                           =========       =========

                 The accompanying notes are an integral part of
                          these financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                            THREE MONTHS ENDED MARCH 31,  NINE MONTHS ENDED MARCH 31,
                                            ----------------------------  ---------------------------
                                                2000           1999          2000           1999
                                              --------       --------      --------       --------
NET INCOME (LOSS)                             $(16,615)      $  4,711      $(57,117)      $ 12,412

Foreign currency translation adjustments            17             31            37           (263)
                                              --------       --------      --------       --------

COMPREHENSIVE INCOME (LOSS)                   $(16,598)      $  4,742      $(57,080)      $ 12,149
                                              ========       ========      ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.

(1)      INTERIM RESULTS

         In the opinion of management, the consolidated financial statements for the three and nine month periods ended March 31, 2000 and 1999 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

         The results of operations for the three and nine month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(2)      CREDIT AGREEMENTS AND BORROWINGS

         In February 2000, the Company received a compliance waiver regarding the financial covenants contained in its revolving credit facility which covered the period from December 31, 1999 through March 14, 2000. In March, the Company received an additional waiver, which was amended in April, regarding the financial covenants which covers the period from March 15, 2000 through July 14, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available to the Company during the period of March 15, 2000, through July 14, 2000. In addition, the waiver (as amended) requires the Company: (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, and (iii) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period of April 13, 2000, through July 14, 2000, the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period, which interest is payable on July 14, 2000. At May 11, 2000, the outstanding balance on the revolving credit facility was $147.0 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires the Company to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to July 14, 2000. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the financial condition of the Company. Although no Event of Default is continuing under either the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         March 31, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor".

         The Company's inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on the financial condition of the Company. The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2000, their auditors' report on those financial statements will be modified for this contingency.

         In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of March 31, 2000 and June 30, 1999, the Consolidating Statements of Operations for the three and nine months ended March 31, 2000 and 1999, and the Consolidating Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Parent          Guarantors    Non-Guarantors   Eliminating    Consolidated
                                                    ------          ----------    --------------   -----------    ------------
            ASSETS
 CURRENT ASSETS
  Cash                                              $    --         $   2,691       $     582       $    --         $   3,273
  Accounts receivable, net                               --           136,713          17,845            --           154,558
  Inventories                                            --            16,908           1,090            --            17,998
  Prepaid expenses and other                              531           4,847           1,155            --             6,533
                                                    ---------       ---------       ---------       ---------       ---------
     Total current assets                                 531         161,159          20,672            --           182,362
                                                    ---------       ---------       ---------       ---------       ---------
PROPERTY AND EQUIPMENT, net                              --            81,461          10,909            --            92,370
INTANGIBLE ASSETS, net                                   --           141,057          76,681            --           217,738
DUE FROM (TO) AFFILIATES                              321,894        (267,616)        (54,278)           --              --
OTHER ASSETS                                            3,643          13,855           2,061            --            19,559
INVESTMENT IN SUBSIDIARIES                            110,972            --              --          (110,972)           --
                                                    ---------       ---------       ---------       ---------       ---------

                                                    $ 437,040       $ 129,916       $  56,045       $(110,972)      $ 512,029
                                                    =========       =========       =========       =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    --         $  10,166       $   4,540       $    --         $  14,706
  Accrued liabilities                                     502          14,815           9,534            --            24,851
  Current portion of long-term debt                   296,794           2,601             475            --           299,870
                                                    ---------       ---------       ---------       ---------       ---------

     Total current liabilities                        297,296          27,582          14,549            --           339,427
                                                    ---------       ---------       ---------       ---------       ---------
LONG-TERM DEBT, net of current portion                   --             2,717             406            --             3,123
NON-REFUNDABLE SUBSCRIPTION INCOME                       --            14,823              70            --            14,893
DEFERRED INCOME TAXES                                    --             5,596             965            --             6,561
OTHER LIABILITIES                                        --               127            --              --               127
                                                    ---------       ---------       ---------       ---------       ---------
        Total liabilities                             297,296          50,845          15,990            --           364,131
                                                    ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                                        --              --              --             8,154           8,154
STOCKHOLDERS' EQUITY
  Common stock                                            149              82              17             (99)            149
  Additional paid-in capital                          137,603          54,622          34,942         (89,564)        137,603
  Retained earnings                                     3,486          24,367           5,351         (29,718)          3,486
  Cumulative translation adjustment                      (255)           --              (255)            255            (255)
  Treasury stock                                       (1,239)           --              --              --            (1,239)
                                                    ---------       ---------       ---------       ---------       ---------
        Total stockholders' equity                    139,744          79,071          40,055        (119,126)        139,744
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ 437,040       $ 129,916       $  56,045       $(110,972)      $ 512,029
                                                    =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1999
                                 (IN THOUSANDS)


                                                      Parent          Guarantors   Non-Guarantors    Eliminating     Consolidated
                                                      ------          ----------   --------------    -----------     ------------
          ASSETS

 CURRENT ASSETS
  Cash                                                $    --         $   5,379       $   1,801       $    --         $   7,180
  Accounts receivable, net                                 --           164,700          20,754            --           185,454
  Inventories                                              --            15,238           1,133            --            16,371
  Prepaid expenses and other                                531          11,648           1,451            --            13,630
                                                      ---------       ---------       ---------       ---------       ---------
     Total current assets                                   531         196,965          25,139            --           222,635
                                                      ---------       ---------       ---------       ---------       ---------
PROPERTY AND EQUIPMENT, net                                --            84,448          10,584            --            95,032
INTANGIBLE ASSETS, net                                     --           159,159          81,201            --           240,360
DUE FROM (TO) AFFILIATES                                302,491        (245,964)        (56,527)           --              --
OTHER ASSETS                                              4,169          15,237           2,474            --            21,880
INVESTMENT IN SUBSIDIARIES                              156,690            --              --          (156,690)           --
                                                      ---------       ---------       ---------       ---------       ---------

                                                      $ 463,881       $ 209,845       $  62,871       $(156,690)      $ 579,907
                                                      =========       =========       =========       =========       =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                    $    --         $  11,101       $   6,681       $    --         $  17,782
  Accrued liabilities                                     3,767          42,431          11,961            --            58,159
  Current portion of long-term debt                        --             4,157           1,608            --             5,765
                                                      ---------       ---------       ---------       ---------       ---------
     Total current liabilities                            3,767          57,689          20,250            --            81,706
                                                      ---------       ---------       ---------       ---------       ---------
LONG-TERM DEBT, net of current portion                  263,275           4,384             901            --           268,560
NON-REFUNDABLE SUBSCRIPTION INCOME                         --            14,890              19            --            14,909
DEFERRED INCOME TAXES                                      --             8,473             965            --             9,438
OTHER LIABILITIES                                          --               205            --              --               205
                                                      ---------       ---------       ---------       ---------       ---------
        Total liabilities                               267,042          85,641          22,135            --           374,818
                                                      ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST                                          --              --              --             8,250           8,250
STOCKHOLDERS' EQUITY
  Common stock                                              148              82              17             (99)            148
  Additional paid-in capital                            137,792          54,622          34,942         (89,564)        137,792
  Retained earnings                                      60,603          69,500           6,242         (75,742)         60,603
  Cumulative translation adjustment                        (465)           --              (465)            465            (465)
  Treasury stock                                         (1,239)           --              --              --            (1,239)
                                                      ---------       ---------       ---------       ---------       ---------
        Total stockholders' equity                      196,839         124,204          40,736        (164,940)        196,839
                                                      ---------       ---------       ---------       ---------       ---------
                                                      $ 463,881       $ 209,845       $  62,871       $(156,690)      $ 579,907
                                                      =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Parent         Guarantors     Non-Guarantors   Eliminating     Consolidated
                                                       ------         ----------     --------------   -----------     ------------
 REVENUE

      Ambulance services                               $    --         $ 102,112       $  17,790       $    --         $ 119,902
      Fire protection services                              --            14,703             278            --            14,981
      Other                                                 --             9,633           1,882            --            11,515
                                                       ---------       ---------       ---------       ---------       ---------
          Total revenue                                     --           126,448          19,950            --           146,398
                                                       ---------       ---------       ---------       ---------       ---------

OPERATING EXPENSES

      Payroll and employee benefits                         --            68,107          10,971            --            79,078
      Provision for doubtful accounts                       --            23,797           1,469            --            25,266
      Provision for doubtful accounts - change in
          accounting policy                                 --              --              --              --              --
      Depreciation                                          --             5,486             654            --             6,140
      Amortization of intangibles                           --             1,660             603            --             2,263
      Other operating expenses                              --            21,763           4,792            --            26,555
      Restructuring charge and other                        --            23,915           1,183            --            25,098
                                                       ---------       ---------       ---------       ---------       ---------
          Total expenses                                    --           144,728          19,672            --           164,400
                                                       ---------       ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                                     --           (18,280)            278            --           (18,002)
      Interest expense, net                                6,178            (276)            499            --             6,401
      Other                                                 --              --              --               (21)            (21)
                                                       ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
      EXTRAORDINARY LOSS                                  (6,178)        (18,004)           (221)             21         (24,382)
BENEFIT FOR INCOME TAXES                                  (1,993)         (5,618)           (156)           --            (7,767)
                                                       ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                         (4,185)        (12,386)            (65)             21         (16,615)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES                      (12,430)           --              --            12,430            --
                                                       ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                      $ (16,615)      $ (12,386)      $     (65)      $  12,451       $ (16,615)
                                                       =========       =========       =========       =========       =========

      Foreign currency translation adjustments              --              --                17            --                17
      Comprehensive income (loss) from
          wholly-owned subsidiaries                           17            --              --               (17)           --
                                                       ---------       ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                            $ (16,598)      $ (12,386)      $     (48)      $  12,434       $ (16,598)
                                                       =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Parent        Guarantors    Non-Guarantors  Eliminating      Consolidated
                                                     ------        ----------    --------------  -----------      ------------
 REVENUE

      Ambulance services                            $    --         $  97,894       $  21,857      $    --         $ 119,751
      Fire protection services                           --            12,095             277           --            12,372
      Other                                              --             9,577           1,233           --            10,810
                                                    ---------       ---------       ---------      ---------       ---------
          Total revenue                                  --           119,566          23,367           --           142,933
                                                    ---------       ---------       ---------      ---------       ---------

OPERATING EXPENSES

      Payroll and employee benefits                      --            60,702          14,264           --            74,966
      Provision for doubtful accounts                    --            19,701           1,185           --            20,886
      Depreciation                                       --             5,586             510           --             6,096
      Amortization of intangibles                        --             1,549             585           --             2,134
      Other operating expenses                           --            21,050           4,059           --            25,109
                                                    ---------       ---------       ---------      ---------       ---------
          Total expenses                                 --           108,588          20,603           --           129,191
                                                    ---------       ---------       ---------      ---------       ---------

OPERATING INCOME                                         --            10,978           2,764           --            13,742
      Interest expense, net                             5,122             (88)            485           --             5,519
      Other                                              --              --              --               61              61
                                                    ---------       ---------       ---------      ---------       ---------

INCOME (LOSS) BEFORE PROVISION
      (BENEFIT) FOR INCOME TAXES                       (5,122)         11,066           2,279            (61)          8,162
PROVISION (BENEFIT) FOR INCOME TAXES                   (2,151)          4,627             975           --             3,451
                                                    ---------       ---------       ---------      ---------       ---------

NET INCOME (LOSS)                                      (2,971)          6,439           1,304            (61)          4,711

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                   7,682            --              --           (7,682)           --
                                                    ---------       ---------       ---------      ---------       ---------

NET INCOME (LOSS)                                   $   4,711       $   6,439       $   1,304      $  (7,743)      $   4,711
                                                    =========       =========       =========      =========       =========

      Foreign currency translation adjustments           --              --                31           --                31
      Comprehensive income (loss) from
          wholly-owned subsidiaries                        31            --              --              (31)           --
                                                    ---------       ---------       ---------      ---------       ---------

COMPREHENSIVE INCOME (LOSS)                         $   4,742       $   6,439       $   1,335      $  (7,774)      $   4,742
                                                    =========       =========       =========      =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Parent        Guarantors    Non-Guarantors    Eliminating    Consolidated
                                                         ------        ----------    --------------    -----------    ------------
 REVENUE

       Ambulance services                               $    --         $ 298,698       $  59,210       $    --         $ 357,908
       Fire protection services                              --            41,761             834            --            42,595
       Other                                                 --            28,157           6,045            --            34,202
                                                        ---------       ---------       ---------       ---------       ---------
            Total revenue                                    --           368,616          66,089            --           434,705
                                                        ---------       ---------       ---------       ---------       ---------

OPERATING EXPENSES

       Payroll and employee benefits                         --           195,855          39,476            --           235,331
       Provision for doubtful accounts                       --            62,740           4,183            --            66,923
       Provision for doubtful accounts - change in
            accounting policy                                --            65,000            --              --            65,000
       Depreciation                                          --            16,635           1,907            --            18,542
       Amortization of intangibles                           --             4,862           1,863            --             6,725
       Other operating expenses                              --            68,064          15,421            --            83,485
       Restructuring charge and other                        --            23,915           1,183            --            25,098
                                                        ---------       ---------       ---------       ---------       ---------
            Total expenses                                   --           437,071          64,033            --           501,104
                                                        ---------       ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                                      --           (68,455)          2,056            --           (66,399)
       Interest expense, net                               16,951            (890)          1,588            --            17,649
       Other                                                 --              --              --               (95)            (95)
                                                        ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES,
       EXTRAORDINARY LOSS AND CUMULATIVE
       EFFECT OF A CHANGE IN ACCOUNTING
       PRINCIPLE                                          (16,951)        (67,565)            468              95         (83,953)
PROVISION (BENEFIT) FOR INCOME TAXES                       (5,763)        (22,973)            159            --           (28,577)
                                                        ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
       LOSS AND CUMULATIVE EFFECT OF A
       CHANGE IN ACCOUNTING PRINCIPLE                     (11,188)        (44,592)            309              95         (55,376)

EXTRAORDINARY LOSS ON EXPROPRIATION OF
       CANADIAN AMBULANCE SERVICE
       LICENSES                                              --              --            (1,200)           --            (1,200)

CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                  --              (541)           --              --              (541)
                                                        ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                         (11,188)        (45,133)           (891)             95         (57,117)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES                       (45,929)           --              --            45,929            --
                                                        ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                       $ (57,117)      $ (45,133)      $    (891)      $  46,024       $ (57,117)
                                                        =========       =========       =========       =========       =========

       Foreign currency translation adjustments              --              --                37            --                37
       Comprehensive income (loss) from
            wholly-owned subsidiaries                          37            --              --               (37)           --
                                                        ---------       ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                             $ (57,080)      $ (45,133)      $    (854)      $  45,987       $ (57,080)
                                                        =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Parent        Guarantors   Non-Guarantors   Eliminating    Consolidated
                                                     ------        ----------   --------------   -----------    ------------
 REVENUE

      Ambulance services                            $    --         $ 285,074      $  66,701       $    --         $ 351,775
      Fire protection services                           --            36,791            815            --            37,606
      Other                                              --            29,562          2,374            --            31,936
                                                    ---------       ---------      ---------       ---------       ---------
          Total revenue                                  --           351,427         69,890            --           421,317
                                                    ---------       ---------      ---------       ---------       ---------

OPERATING EXPENSES

      Payroll and employee benefits                      --           179,958         42,126            --           222,084
      Provision for doubtful accounts                    --            56,646          4,402            --            61,048
      Depreciation                                       --            16,587          1,394            --            17,981
      Amortization of intangibles                         214           5,004          1,704            --             6,922
      Other operating expenses                           --            60,646         12,506            --            73,152
      Restructuring charge                               --             2,500           --              --             2,500
                                                    ---------       ---------      ---------       ---------       ---------
          Total expenses                                  214         321,341         62,132            --           383,687
                                                    ---------       ---------      ---------       ---------       ---------

OPERATING INCOME (LOSS)                                  (214)         30,086          7,758            --            37,630
      Interest expense, net                            14,648               7          1,337            --            15,992
      Other                                              --              --             --               138             138
                                                    ---------       ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE PROVISION
      (BENEFIT) FOR INCOME TAXES                      (14,862)         30,079          6,421            (138)         21,500
PROVISION (BENEFIT) FOR INCOME TAXES                   (6,242)         12,630          2,700            --             9,088
                                                    ---------       ---------      ---------       ---------       ---------

NET INCOME (LOSS)                                      (8,620)         17,449          3,721            (138)         12,412

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                  21,032            --             --           (21,032)           --
                                                    ---------       ---------      ---------       ---------       ---------

NET INCOME (LOSS)                                   $  12,412       $  17,449      $   3,721       $ (21,170)      $  12,412
                                                    =========       =========      =========       =========       =========

      Foreign currency translation adjustments           --              --             (263)           --              (263)
      Comprehensive income (loss) from
          wholly-owned subsidiaries                      (263)           --             --               263            --
                                                    ---------       ---------      ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                         $  12,149       $  17,449      $   3,458       $ (20,907)      $  12,149
                                                    =========       =========      =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Parent          Guarantors    Non-Guarantors   Eliminating     Consolidated
                                                         ------          ----------    --------------   -----------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                     $ (57,117)      $ (45,133)      $    (891)      $  46,024       $ (57,117)
   Adjustments to reconcile net income (loss)
     to cash provided by (used in) operations--
     Write-off of assets included in
       restructuring charge                                   --            19,503            --              --            19,503
     Extraordinary loss                                       --              --             1,200            --             1,200
     Cumulative effect of a change in
       accounting principle                                   --               541            --              --               541
     Depreciation and amortization                            --            21,497           3,770            --            25,267
     Amortization of gain on sale of real estate              --               (78)           --              --               (78)
     Provision for doubtful accounts                          --            62,740           4,183            --            66,923
     Provision for doubtful accounts -
       change in accounting policy                            --            65,000            --              --            65,000
     Undistributed earnings of minority shareholder           --              --              --               (95)            (95)
     Amortization of discount on Senior Notes                   19            --              --              --                19
     Change in assets and liabilities --
     Increase in accounts receivable                          --           (99,753)         (1,419)           --          (101,172)
     (Increase) decrease in inventories                       --            (2,103)             43            --            (2,060)
     Decrease in prepaid expenses and other                   --             2,448             167            --             2,615
     (Increase) decrease in due to/from affiliates          25,645          22,496          (2,249)        (45,892)           --
     Decrease in accounts payable                             --              (934)         (2,164)           --            (3,098)
     Decrease in accrued liabilities and
       other liabilities                                    (3,265)        (27,225)         (2,636)           --           (33,126)
     Increase (decrease) in nonrefundable
       subscription income                                    --               (67)             51            --               (16)
     Decrease in deferred income taxes                        --            (2,877)           --              --            (2,877)
                                                         ---------       ---------       ---------       ---------       ---------
        Net cash provided by (used in)
          operating activities                             (34,718)         16,055              55              37         (18,571)
                                                         ---------       ---------       ---------       ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net             33,500            --              --              --            33,500
   Repayment of debt and capital lease obligations            --            (3,223)         (1,628)           --            (4,851)
   Issuance of common stock                                    655            --              --              --               655
                                                         ---------       ---------       ---------       ---------       ---------
        Net cash provided by (used in)
          financing activities                              34,155          (3,223)         (1,628)           --            29,304
                                                         ---------       ---------       ---------       ---------       ---------


CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from expropriation of Canadian
     ambulance service licenses                               --              --             2,191            --             2,191
   Capital expenditures                                       --           (13,648)         (2,247)           --           (15,895)
   Increase in other assets                                    526          (1,872)            373            --              (973)
                                                         ---------       ---------       ---------       ---------       ---------
        Net cash provided by (used in)
          investing activities                                 526         (15,520)            317            --           (14,677)
                                                         ---------       ---------       ---------       ---------       ---------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                         37            --                37             (37)             37
                                                         ---------       ---------       ---------       ---------       ---------

DECREASE IN CASH                                              --            (2,688)         (1,219)           --            (3,907)

CASH, beginning of period                                     --             5,379           1,801            --             7,180
                                                         ---------       ---------       ---------       ---------       ---------

CASH, end of period                                      $    --         $   2,691       $     582       $    --         $   3,273
                                                         =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Parent       Guarantors    Non-Guarantors  Eliminating    Consolidated
                                                           ------       ----------    --------------  -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                             $ 12,412       $ 17,449       $  3,721       $(21,170)      $ 12,412
   Adjustments to reconcile net income to cash
     provided by (used in) operations--
     Depreciation and amortization                             214         21,591          3,098           --           24,903
     Amortization of deferred compensation                      80           --             --             --               80
     Amortization of gain on sale of real estate              --              (78)          --             --              (78)
     Provision for doubtful accounts                          --           56,646          4,402           --           61,048
     Undistributed earnings of minority shareholder           --             --             --              138            138
     Amortization of discount on Senior Notes                   19           --             --             --               19
     Change in assets and liabilities, net of effect
           of businesses acquired ---
     Increase in accounts receivable                          --          (81,786)        (8,288)          --          (90,074)
     Increase in inventories                                  --           (1,440)           (86)          --           (1,526)
     Decrease in prepaid expenses and other                    136          3,132            556           --            3,824
     (Increase) decrease in due to/from affiliates         (39,133)         2,172         11,763         25,198           --
     Increase (decrease) in accounts payable                  --           (4,687)           616           --           (4,071)
     Increase (decrease) in accrued liabilities and
       other liabilities                                    (2,723)        (2,259)           131           --           (4,851)
     Increase (decrease) in nonrefundable
       subscription income                                    --              455             (2)          --              453
     Increase (decrease) in deferred income taxes             --            7,991           (221)          --            7,770
                                                          --------       --------       --------       --------       --------
        Net cash provided by (used in)
          operating activities                             (28,995)        19,186         15,690          4,166         10,047
                                                          --------       --------       --------       --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net             27,500           --             --             --           27,500
   Repayment of debt and capital lease obligations            --           (5,310)          (684)          --           (5,994)
   Issuance of common stock                                  1,758           --            4,429         (4,429)         1,758
                                                          --------       --------       --------       --------       --------
        Net cash provided by (used in)
          financing activities                              29,258         (5,310)         3,745         (4,429)        23,264
                                                          --------       --------       --------       --------       --------


CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                          --             (445)       (12,220)          --          (12,665)
   Capital expenditures                                       --          (12,580)        (2,750)          --          (15,330)
   Increase in other assets                                   --           (3,754)        (2,546)          --           (6,300)
                                                          --------       --------       --------       --------       --------
        Net cash used in investing activities                 --          (16,779)       (17,516)          --          (34,295)
                                                          --------       --------       --------       --------       --------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                       (263)          --             (263)           263           (263)
                                                          --------       --------       --------       --------       --------

INCREASE (DECREASE) IN CASH                                   --           (2,903)         1,656           --           (1,247)

CASH, beginning of period                                     --            2,917          3,594           --            6,511
                                                          --------       --------       --------       --------       --------

CASH, end of period                                       $   --         $     14       $  5,250       $   --         $  5,264
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

         Included in accrued liabilities at March 31, 2000 in the accompanying balance sheets is $3.9 million attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits.

(4)      CHANGE IN ACCOUNTING POLICY

         Effective October 1, 1999, the Company changed its accounting policy used in recording the provision for doubtful accounts. This change in policy is being treated as a change in accounting estimate. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, management has continued to place increased emphasis on increasing the quality of the Company's revenue by exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. The Company has shifted the focus of its billing personnel to place greater emphasis on the billing process as opposed to the collection process. The Company has instituted mandatory comprehensive training for its paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within the Company's accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter of fiscal 2000. Under the new accounting policy, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new accounting policy provides specific allowances based upon the age of accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change is an additional $65.0 million provision for doubtful accounts, which was recorded separately in the three months ended December 31, 1999, and is reflected in the accompanying financial statements for the nine months ended March 31, 2000.

(5)      RESTRUCTURING CHARGE AND OTHER

         During the first quarter of fiscal 1999, the Company recorded a pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. During the years ended June 30, 1998 and 1997, the Company recorded pre-tax charges totaling $7.8 million related to severance payments. The charges related primarily to the cost of terminating approximately 400 administrative employees throughout the Company, all of which have been terminated as of September 30, 1999. As of June 30, 1999, the balance of the allowance for severance payments was $1.3 million. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets at June 30, 1999. As of March 31, 2000, the allowance for severance payments related to the charges discussed above was completely utilized.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During the third quarter of fiscal 2000, the Company recorded a pre-tax charge of $25.1 million ($16.6 million after-tax) associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. This charge primarily included severance, service area closing costs, and write-offs of goodwill and other impaired assets. Approximately $5.0 million of the restructuring charge was recorded in accrued liabilities. At March 31, 2000 $3.8 million remains accrued in the accompanying financial statements. The components of the restructuring charge and the remaining accrual at March 31, 2000, are as follows (in thousands):

                                              Charge Recorded      Usage    Balance at March 31, 2000
                                              ---------------    ---------  -------------------------
Severance costs                                   $  4,051       $ (1,218)      $  2,833
Lease termination costs                                950             (1)           949
Write-off of intangible assets                      13,646        (13,646)          --
Write-off of impaired assets and other costs         6,451         (6,451)          --
                                                  --------       --------       --------
                                                  $ 25,098       $(21,316)      $  3,782
                                                  ========       ========       ========

         The $4.1 million of severance costs is calculated based upon the severance payments to be made to approximately 250 employees terminated under the restructuring plan.

         During the third quarter of fiscal 2000 the Company also recorded an additional provision for doubtful accounts of $3.0 million related to specific accounts deemed uncollectible in the certain service areas being closed or downsized as part of the restructuring program.

         In the Company's Form 10Q for the quarter ended December 31, 1999, the Company disclosed that the anticipated costs associated with the restructuring program would approximate up to $30.0 million on an after-tax basis. The restructuring charge of $25.1 million and the $3.0 million additional provision for doubtful accounts that were recorded during the third quarter of fiscal 2000 total $28.1 million on a pre-tax ($18.5 million on an after-tax) basis. In April 2000 the Company announced that part of the restructuring plan could not be implemented until the fourth quarter of fiscal 2000 and therefore, the Company anticipates further restructuring charges will be taken in the fourth quarter of fiscal 2000. The Company anticipates these fourth quarter charges related to the restructuring plan will approximate $17.0 million on a pre-tax ($11.0 million on an after-tax) basis.

(6)      EXTRAORDINARY ITEM

         During the second quarter of fiscal year 2000, the Company recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million. The Company received $2.2 million from the Ontario Ministry of Health as compensation for the loss of the licenses. These proceeds were offset by $0.2 million accrual for costs associated with the loss of the ambulance service licenses and the write-off of the following balance sheet items related to the Company's Canadian operations: $2.8 million of goodwill, $0.1 million of accounts receivable and $0.3 million of other assets.

(7)      CHANGE IN ACCOUNTING PRINCIPLE

         In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", effective July 1, 1999, the Company was required to change its accounting principle for

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999 such unamortized costs totaled $933,000. In the first quarter of fiscal year 2000, the Company wrote-off it's capitalized organization costs and will expense any future organization costs as incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statements of Operations for the nine months ended March 31, 2000 as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20.

(8)      EARNINGS (LOSS) PER SHARE

         A reconciliation of the numerators and denominators (weighted average number of shares outstanding of the basic and diluted earnings per share (EPS) computation for the three and nine month periods ended March 31, 2000 and 1999 is a follows (in thousands, except per share amounts):

                                Three Months Ended March 31, 2000       Three Months Ended March 31, 1999
                            ---------------------------------------   -------------------------------------
                                Loss           Shares     Per Share     Income        Shares      Per Share
                            (numerator)    (denominator)   Amount     (numerator)  (denominator)   Amount
                            -----------    -------------  ---------   -----------  -------------  ---------
Basic EPS                    $(16,615)        14,626      $ (1.14)    $  4,711        14,524      $  0.32
                                                          =======                                 =======
Effect of stock options          --             --                          --           186
                             --------         ------      -------     --------        ------
Diluted EPS                  $(16,615)        14,626      $ (1.14)    $  4,711        14,710      $  0.32
                             ========         ======      =======     ========        ======      =======

                                Nine Months Ended March 31, 2000        Nine Months Ended March 31, 1999
                            ---------------------------------------   -------------------------------------
                                Loss           Shares     Per Share     Income        Shares      Per Share
                            (numerator)    (denominator)   Amount     (numerator)  (denominator)   Amount
                            -----------    -------------  ---------   -----------  -------------  ---------
Basic EPS                    $(57,117)        14,581      $ (3.92)    $ 12,412        14,420      $  0.86
                                                          ========                                =======
Effect of stock options          --               --                        --           212
                             --------         ------                  --------      --------
Diluted EPS                  $(57,117)        14,581      $ (3.92)    $ 12,412        14,632      $  0.85
                             ========       ========      =======     ========      ========      =======

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

         The Ambulance segment includes emergency medical and general medical transport ambulance services provided to patients on a fee-for-service basis, on a non-refundable subscription basis and through capitated contracts. The Ambulance segment also includes urgent home medical care and ambulance services provided under capitated service arrangements in Argentina. In addition, the Ambulance segment includes the portion of the $25.1 million restructuring charge attributable to that segment that was recorded in the three and nine month periods ended March 31, 2000.

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

         Included in Corporate are general corporate expenses as well as the pre-tax charge of $2.5 million related to severance payments recorded during the nine months ended March 31, 1999. The Corporate segment also includes the portion of the $25.1 million restructuring charge and other attributable to the corporate office that was recorded in the three and nine-month periods ended March 31, 2000.

         Information by operating segment is set forth below (in thousands):

                                                                       FIRE AND
                                                 AMBULANCE              OTHER                  CORPORATE               TOTAL
                                                 ---------             ---------              -----------            ------------
Three months ended March 31, 2000
          Net revenues from external customers   $  119,902            $  26,496                      --             $   146,398
          Segment profit (loss)                  $  (21,822)           $   3,287              $   (5,868)            $   (24,403)
          Segment assets                         $  223,236            $  39,466              $    2,224             $   264,926

                                                                       FIRE AND
                                                 AMBULANCE              OTHER                CORPORATE                  TOTAL
                                                 ---------             ---------            -----------              ------------
Three months ended March 31, 1999
          Net revenues from external customers    $  119,751            $  23,182                   --               $   142,933
          Segment profits (loss)                  $    8,935            $   3,286            $  (3,998)              $     8,223
          Segment assets                          $  247,480            $  40,581            $   2,935               $   290,996


                                                                       FIRE AND
                                                 AMBULANCE              OTHER                CORPORATE                  TOTAL
                                                 ---------             ---------            -----------              ------------
Nine months ended March 31, 2000
          Net revenues from external customers    $  357,908            $  76,797                   --               $   434,705
          Segment profit (loss)                   $  (77,454)           $   7,002            $ (13,596)              $   (84,048)
          Segment assets                          $  223,236            $  39,466            $   2,224               $   264,926


                                                                       FIRE AND
                                                 AMBULANCE              OTHER                CORPORATE                  TOTAL
                                                 ---------             ---------            -----------              ------------
Nine months ended March 31, 1999
          Net revenues from external customers   $  351,775            $  69,542                    --               $   421,317
          Segment profit (loss)                  $   27,099            $   9,114            $  (14,575)              $    21,638
          Segment assets                         $  247,480            $  40,581            $    2,935               $   290,996

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

Loss for the three months ended March 31, 2000 was $16.6 million, or $1.14 per diluted share as compared to net income of $4.7 million, or $0.32 per diluted share for the three months ended March 31, 1999. Loss before extraordinary loss and cumulative effect of a change in accounting principle for the nine months ended March 31, 2000 was $55.4 million, or $3.80 per diluted share as compared to net income of $12.4 million, or $0.85 per diluted share for the nine months ended March 31, 1999. The operating results for the three and nine months ended March 31, 2000 were adversely affected by the recording of a $25.1 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and by the recording of an additional provision for doubtful accounts of $3.0 million related to uncollectible accounts in those service areas that are being closed or downsized. The fiscal year 2000 earnings were also adversely affected by the change in accounting policy used in recording our provision for doubtful accounts of $65.0 million on a pre-tax basis and by the expropriation of our Canadian ambulance service licenses of $1.2 million on both a before and after tax basis. The operating results for the three and nine months ended March 31, 2000 were also negatively impacted by reduced operating margins of our Argentine operations. These operating margins were reduced due to substantial increases in service utilization under our capitated service arrangements and due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


REVENUE

Total revenue increased $3.5 million, or 2.4%, from $142.9 million for the three months ended March 31, 1999 to $146.4 million for the three months ended March 31, 2000. Ambulance services revenue increased $0.1 million, or 0.1%, from $119.8 million for the three months ended March 31, 1999 to $119.9 million for the three months ended March 31, 2000. Domestic ambulance services revenue in areas served by us in both of the three-month periods ended March 31, 2000 and 1999 increased by $3.7 million, or 3.5%. The increase in domestic ambulance services revenue was offset by a $2.2 million decrease in revenue derived from our Canadian operations and $1.4 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports increased by 5,000, or 1.5%, from 330,000 for the three months ended March 31, 1999 to 335,000 for the three months ended March 31, 2000 due to increased transport from new contracting activity offset by decreased transports in certain service areas due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

Fire protection services revenue increased by $2.6 million, or 21.0%, from $12.4 million for the three months ended March 31, 1999 to $15.0 million for the three months ended March 31, 2000. Fire protection services revenue increased due to new contracting activity of $1.6 million and due to rate increases for fire protection services of $1.0 million.

Other revenue increased $0.7 million, or 6.5%, from $10.8 million for the three months ended March 31, 1999 to $11.5 million for the three months ended March 31, 2000. Other revenue increased due to revenue of $0.8 million associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999. This increase was partially offset by a $0.2 million decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $4.1 million, or 5.5%, from $75.0 million for the three months ended March 31, 1999 to $79.1 million for the three months ended March 31, 2000. Service areas with newly acquired contracts contributed $3.7 million to the increase and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense increased from 52.4% of total revenue for the three months ended March 31, 1999 to 54.0% of total revenue for the three months ended March 31, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

Effective October 1, 1999, we changed our accounting policy used in recording our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter of fiscal 2000. Under our new accounting policy, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. The new accounting policy provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid, and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which was recorded separately in the accompanying financial statements during the second quarter of fiscal 2000. Also, during the three months ended March 31, 2000, we recorded a $3.0 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program. Provision for doubtful accounts, using the new accounting policy and exclusive of the $3.0 million additional provision increased $1.4 million, or 6.7% from $20.9 million for the three months ended March 31, 1999 to $22.3 million for the three months ended March 31, 2000. Provision for doubtful accounts, using the new accounting policy but exclusive of the $3.0 million additional provision increased from 14.6% of total revenue for the three months ended March 31, 1999 to 15.2% of total revenue for the three months ended March 31, 2000 and was 19.5% of domestic ambulance service revenue for the three months ended March 31, 1999 and 19.7% of domestic ambulance service revenue for the three months ended March 31, 2000. We anticipate that this change in our accounting policy may result in increases in our provision for doubtful accounts in future periods. During fiscal 2000, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 6.6% of total net accounts receivable at March 31, 2000. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation was $6.1 million for both the three month periods ended March 31, 1999 and 2000. Depreciation was 4.3% and 4.2% of total revenue for the three months ended March 31, 1999 and 2000, respectively.

Amortization of intangibles increased $0.2 million, or 9.5%, from $2.1 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000. Amortization of intangibles was 1.5% of total revenue for the three months ended March 31, 1999 and 2000, respectively.

Other operating expenses increased approximately $1.5 million, or 6.0%, from $25.1 million for the three months ended March 31, 1999 to $26.6 million for the three months ended March 31, 2000. Of the $1.5 million increase, $0.9 million was attributable to the operation of the company acquired in the third quarter of fiscal 1999 and $0.7 million was attributable to operations in service areas with newly acquired contracts. Other operating expenses increased from 17.6% of total revenue for the three months ended March 31, 1999 to 18.1% of total revenue for the three months ended March 31, 2000. The increased service utilization in our Argentine operations also attributed to the increase in operating expenses as a percentage of total revenue.

During the three months ended March 31, 2000, we recorded a $25.1 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were $4.1 million of severance costs, $1.0 million of lease termination costs, $13.6 million write-off of intangible assets and $6.4 million write-off of other impaired assets and other costs. We expect the severance and lease termination payments will be substantially completed during fiscal 2001. We anticipate further restructuring charges will be taken in the fourth quarter of fiscal 2000 and we anticipate these charges will approximate $17.0 million on a pre-tax ($11.0 million on an after-tax) basis.

Interest expense increased $0.9 million from $5.5 million, or 16.4%, for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. This increase was caused by higher debt balances. We anticipate that increases in interest expense will continue in future periods as a result of amendments to our revolving credit facility.

Our effective tax rate was 42.0% for the three months ended March 31, 1999 and 31.8% for the three months ended March 31, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization. These permanent differences reduce the tax benefits which would otherwise be available in a loss year, thus resulting in a reduction in the effective tax rate.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999


REVENUE

Total revenue increased $13.4 million, or 3.2%, from $421.3 million for the nine months ended March 31, 1999 to $434.7 million for the nine months ended March 31, 2000. Ambulance services revenue increased $6.1 million, or 1.7%, from $351.8 million for the nine months ended March 31, 1999 to $357.9 million for the nine months ended March 31, 2000. Domestic ambulance services revenue in areas served by us in both of the nine month periods ended March 31, 2000 and 1999 increased by $11.9 million, or 3.9%. The increase in domestic ambulance services revenue was partially offset by a $1.2 million decrease in revenue derived from our Canadian operations and a $4.6 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 23,000, or 2.3%, from 984,000 for the nine months ended March 31, 1999 to 961,000 for the nine months ended March 31, 2000 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

Fire protection services revenue increased by $5.0 million, or 13.3%, from $37.6 million for the nine months ended March 31, 1999 to $42.6 million for the nine months ended March 31, 2000. Fire protection services revenue increased due to new contracting activity of $2.7 million and due to rate increases for fire protection services of $2.3 million.

Other revenue increased $2.3 million, or 7.2%, from $31.9 million for the nine months ended March 31, 1999 to $34.2 million for the nine months ended March 31, 2000. Other revenue increased due to revenue of $4.3 million associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999. This increase was partially offset by a $1.5 million decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue and by a $0.8 million decrease in alarm monitoring revenue due to the sale of certain accounts during the nine months ended March 31, 1999.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $13.2 million, or 5.9%, from $222.1 million for the nine months ended March 31, 1999 to $235.3 million for the nine months ended March 31, 2000. The acquisition completed during the third quarter of fiscal 1999 contributed $1.3 million to the increase, service areas with newly acquired contracts contributed $10.2 million to the increase and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense increased from 52.7% of total revenue for the nine months ended March 31, 1999 to 54.1% of total revenue for the nine months ended March 31, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

Effective October 1, 1999, we changed our accounting policy used in recording our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this accounting policy change during the second quarter of fiscal 2000. Under our new accounting policy, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. The new accounting policy provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change is an additional $65.0 million provision for doubtful accounts, which is recorded separately in the accompanying financial statements during the second quarter of fiscal 2000. Also during the nine months ended March 31, 2000, we recorded a $3.0 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in the certain service areas that are being closed or downsized as part of our restructuring program. Provision for doubtful accounts, using the new accounting policy but exclusive of the third quarter $3.0 million additional provision and the second quarter $65.0 million additional provision, increased $2.9 million, or 4.8%, from $61.0 million for the nine months ended
March 31, 1999 to $63.9 million for the nine months ended March 31, 2000. Provision for doubtful accounts, using the new accounting policy but exclusive of the $65.0 million additional provision and the $3.0 million additional provision was 14.5% of total revenue for the nine months ended March 31, 1999 and was 14.7% of total revenue for the nine months ended March 31, 2000 and was 19.5% of domestic ambulance service revenue for the nine months ended March 31, 1999 and 19.4% of domestic ambulance service revenue for the nine months ended March 31, 2000. We anticipate that this change in our accounting policy may result in increases in our provision for doubtful accounts in future periods. During fiscal 2000, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 6.6% of total net accounts receivable at March 31, 2000. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation increased $0.5 million, or 2.8%, from $18.0 million for the nine months ended March 31, 1999 to $18.5 million for the nine months ended March 31, 2000, primarily as a result of increased property and equipment from the acquisition completed during the third quarter of fiscal 1999. Depreciation was 4.3% of total revenue for both the nine month periods ended March 31, 1999 and 2000, respectively.

Amortization of intangibles decreased $0.2 million, or 2.9%, from $6.9 million for the nine months ended March 31, 1999 to $6.7 million for the nine months ended March 31, 2000. Amortization of intangibles was 1.6% and 1.5% of total revenue for the nine months ended March 31, 1999 and 2000, respectively.

Other operating expenses increased approximately $10.3 million, or 14.1%, from $73.2 million for the nine months ended March 31, 1999 to $83.5 million for the nine months ended March 31, 2000. Of the $10.3 million increase, $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, $3.3 million was attributable to the operation of the company acquired in the third quarter of fiscal 1999 and $2.7 million was attributable to operations in service areas with newly acquired contracts. Other operating expenses increased from 17.4% of total revenue for the nine months ended March 31, 1999 to 19.2% of total revenue for the nine months ended March 31, 2000. The increased service utilization in our Argentine operations also attributed to increase in operating expenses as a percentage of total revenue.

During the nine months ended March 31, 2000, we recorded a $25.1 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were $4.1 million of severance costs, $1.0 million of lease termination costs, $13.6 million write-off of intangible assets and $6.4 million write-off of other impaired assets and other costs. We expect the severance and lease termination payments will be substantially completed during fiscal 2001. We anticipate further restructuring charges will be taken in the fourth quarter of fiscal 2000 and we anticipate these charges will approximate $17.0 million on a pre-tax ($11.0 million on an after-tax) basis.

Interest expense increased $1.6 million, or 10.0%, from $16.0 million for the nine months ended March 31, 1999 to $17.6 million for the nine months ended March 31, 2000. This increase was caused by higher debt balances. We anticipate that increases in interest expense will continue in future periods as a result of amendments to our revolving credit facility.

Our effective tax rate was 42.0% for the nine months ended March 31, 1999 and 34.1% for the nine months ended March 31, 2000. The decrease in the effective tax rate is due to the impact of permanent differences primarily consisting of goodwill write-offs and amortization. These permanent differences reduce the tax benefits which could otherwise be available in a loss year, thus resulting in a reduction in the effective tax rate.

During the nine months ended March 31, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

The cumulative effect of a change in accounting principle resulted in a $541,000 charge (net of a tax benefit of $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

During the nine months ended March 31, 2000, our cash flow used in operating activities was $33.1 million, resulting primarily from an increase in accounts receivable of $101.2 million, a decrease in accounts payable of $3.1 million, a decrease in accrued liabilities and other liabilities of $13.6 million and a net loss of $57.1 million offset by non-cash expenses of the write-off of assets of $19.5 million, depreciation and amortization of $25.3 million and provision for doubtful accounts of $131.9 million. Cash flow provided by operating activities was $10.0 million for the nine months ended March 31, 1999.

Cash provided by financing activities was $29.3 million for the nine months ended March 31, 2000, primarily due to borrowings on the revolving credit facility offset by repayments on other debt and capital lease obligations.

Cash used in investing activities was $14.7 million for the nine months ended March 31, 2000, primarily because of capital expenditures and increases in other assets, offset by $2.2 million of proceeds received from the Ontario Ministry of Health for compensation of loss of ambulance service licenses.

Our gross accounts receivable as of March 31, 2000 and June 30, 1999 was $248.3 million and $228.9 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $154.6 million and $185.5 million as of such dates, respectively. We believe that the increase in gross accounts receivable is due to many factors including revenue growth, delays in payments from certain third-party payors, particularly in certain of our regional billing centers, and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. Delays in receiving payments also contributed to an increase in the age of our accounts receivable.

The allowance for doubtful accounts increased from $43.3 million at June 30, 1999 to $93.7 million at March 31, 2000. The primary reason for this increase is the additional provision for doubtful accounts of $65.0 million recorded in the second quarter of fiscal 2000 to reflect the effect of the change in accounting policy used in recording our provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in accounting policy during the second quarter of fiscal 2000. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our accounting policy to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new accounting policy provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. With this accounting policy change, management believes that we have a more predictable method of determining the realizable value of our accounts receivable.

Our $200 million revolving credit facility was priced at (a) the Base Rate (i.e. the greater of (i) the prime rate or (ii) the Federal Funds rate, plus .5 percentage points), plus the applicable margin, or (b) LIBOR, plus the applicable margin. The LIBOR-based rate ranged from LIBOR plus 0.875 percentage points to LIBOR plus 1.75 percentage points. As discussed below, during March 2000, all borrowings became priced at prime rate plus .25 percentage points. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $147.0 million was outstanding on the revolving credit facility at March 31, 2000. In February 2000, we received a compliance waiver regarding the financial covenants contained in our revolving credit facility which covered the period from December 31, 1999 through March 14, 2000. In March, we received an additional waiver, which was amended in April, regarding the financial covenants, which covers the period from March 15, 2000, through July 14, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available to us during the period of March 15, 2000 through July 14, 2000. In addition, the wavier (as amended) requires us (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, and (iii) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period of April 13, 2000 through July 14, 2000, we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period, which interest is payable on July 14, 2000. At May 11, 2000, the outstanding balance on the revolving credit facility was $147.0 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires us to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to July 14, 2000. We believe that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although no Event of Default is continuing under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes (the Notes) due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability at March 31, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor". Our inability to successfully negotiate an amendment of our revolving credit facility could have a material adverse effect on our financial condition. We have been advised by our independent public accountants that, if we have not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of our financial statements for the year ending June 30, 2000, their auditors' report on those financial statements will be modified for this contingency.

Because of the classification of entire outstanding balance under the lending credit facility as a current liability at March 31, 2000, we had negative working capital of $157.1 million, including cash of $3.3 million, at March 31, 2000, compared to positive working capital of $140.9 million, including cash of $7.2 million, at June 30, 1999.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At March 31, 2000 the weighted average interest rate was 7.6% on the lease line of credit. Approximately $1.6 million was outstanding on this line of credit at March 31, 2000.

In March 1998 we issued $150.0 million of Notes effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at March 31, 2000 was $205,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998 we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Without additional borrowing capacity, existing working capital, together with cash flow from operations may not be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to March 31, 2000. We have begun to restructure our corporate overhead and will continue to close or substantially reduce certain service areas in an effort to contain costs. We believe that these cost containment measures will, however, allow us to meet our operating and capital needs. Our business growth occurs primarily through new business contracts and acquisitions. Any business growth may be limited without additional credit availability. We may seek to raise additional capital through public or private debt or equity financings. The availability of these capital sources will depend upon the restrictions in our revolving credit facility and the Notes, prevailing market conditions, interest rates, our financial condition and the market price of our common stock.

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

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At March 31, 2000 our balance sheet reflects a $255,000 cumulative equity adjustment (decrease) from foreign currency translation, which resulted from the weakening of the currency of Brazil and the effect it had on our investment in certain property and equipment that we have deployed in Brazil. During the second quarter of fiscal 2000, we recognized $173,000 of translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

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

                  (a)      Exhibits

                           27       Financial Data Schedules

                  (b)      Reports on Form 8-K

                           On January 27, 2000, the Company filed a Form 8-K disclosing its announcements of business process changes and restructuring plan and postponing release of second quarter results.

                           On March 15, 2000, the Company filed a Form 8-K disclosing the extension of its waiver of covenant compliance under its revolving credit facility.

                           On April 14, 2000, the Company filed a Form 8-K disclosing a 90 day extension of its wavier of covenant compliance under its revolving credit facility and the filing of its Provisional Waiver and Standstill Agreement dated March 14, 2000 and the First Amendment to the Provisional Waiver and Standstill Agreement dated April 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RURAL/METRO CORPORATION

Date:  May 12, 2000         By   /s/ Jack E. Brucker
                              ------------------------------------------------
                                  Jack E. Brucker, President & Chief Executive
                                     Officer

                            By  /s/ Donna D. Berlinski
                              ------------------------------------------------
                                  Donna D. Berlinski, Director of Finance and
                                     Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
 27                      Financial Data Schedule