Form 10-K405
period 2000-06-30
RURAL METRO CORP /DE/
filed 2000-09-28
CIK 906326

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 2000


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      AS OF SEPTEMBER 25, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE AVERAGE SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $26,892,830. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

      As of September 25, 2000, there were 14,626,336 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..............    (ii)

PART I

    ITEM 1. BUSINESS........................................................       2
    ITEM 2. PROPERTIES......................................................      28
    ITEM 3. LEGAL PROCEEDINGS...............................................      28
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............      29

PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................      30
    ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA............................      30
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................      32
    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK............................................................      42
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................      43
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................      86

PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............      86
    ITEM 11.EXECUTIVE COMPENSATION..........................................      86
    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................      86
    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................      86

PART IV

    ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K........................................................      87

SIGNATURES..................................................................      91

                                      (i)

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

      These "forward looking statements" are found at various places throughout this Report. Additionally, the discussions herein under the captions "Business -- Strategy", "Business -- Management Systems", "Business -- Billings and Collections", "Business -- Governmental Regulation", "Business -- Reimbursement", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed below and under the caption "Business -- Risk Factors." Moreover, we may from time to time make "forward looking statements" about matters described herein or other matters concerning us. We disclaim any intent or obligation to update "forward looking statements."

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

      All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, and direct and indirect subsidiaries. Our Web site is located at http://www.ruralmetro.com.


                                      (ii)

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      We are a leading provider of health and safety services, which include "911" emergency ambulance and general medical transport services, fire protection services, and other safety and health care related services, to municipal, residential, commercial, and industrial customers. We believe that we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank as one of the largest private-sector providers of ambulance and fire protection services in the world. We currently serve over 400 communities in 25 states, the District of Columbia, and Latin America. Ambulance services and fire protection services accounted for approximately 82% and 10%, respectively, of our revenue for the fiscal year ended June 30, 2000, and 83% and 9%, respectively, of our revenue for the fiscal year ended June 30, 1999.

      Founded in 1948, we have been instrumental in the development of protocols and policies applicable to the emergency services industry. We have grown significantly since the late 1970s both through internal growth and through acquisitions. To manage this growth, we invested in the development of management and operational systems that have resulted in productivity gains and increased profitability. We believe our business competencies in communications and logistics management position us to continue our growth internally as well as through business alliances, select acquisitions, and joint ventures and enable us to operate successfully in both large and small communities. Our current focus is on building economies of scale and strengthening our existing business. This includes (i) operational restructuring through the closure or downsizing of financially non-performing operations, (ii) origination of new contracts in established service areas, and (iii) highly selective growth through acquisitions or strategic alliances.

      We incurred a net loss of $101.3 million for the year ended June 30, 2000 and are currently operating under a waiver of financial covenant compliance under our revolving credit facility. The loss primarily relates to our restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead, and an additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment. As a result of such restructuring, we believe that our existing cash reserves and operating cash flow will provide sufficient cash for our operations, capital expenditures, and regularly scheduled debt service payments through fiscal 2001. We are actively working with the lenders in order to obtain a long-term amendment to the credit facility. We believe our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, covenants associated with our senior notes, and the market price of our common stock.

      For a discussion of certain risks associated with our business, including potential limitations on the future growth of our business, see "Risk Factors" contained in Item 1 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

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

      Market reform continues to reshape the health care delivery system, with a shift from fee-for-service relationships to managed care organizations. Managed care organizations are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. While ambulances typically transport patients to the nearest treatment facility or to the facility designated by the applicable medical protocol, managed care organizations are attempting to manage hospital utilization by working with ambulance service providers to ensure transport of patients to affiliated facilities and avoid unnecessary inter-facility transports. For non-life threatening medical emergencies, managed care providers are beginning to explore programs that encourage plan members to call the provider. Under this program, a nurse answers the call, analyzes the medical situation, and determines the best course of action and mode of transport. In an emergency situation, an advanced life support ambulance will generally be dispatched. In certain cases, patients could receive the required treatment level with a less costly basic life support ambulance or other transportation alternative. In Latin America, the current business model utilizes mobile health care, call centers, telephone triage, urgent and primary care clinics, and house calls by physicians and nurses. To coordinate these programs, the managed care organization must contract with an ambulance service provider that has the mix of vehicles and geographic scope to cover the entire region served by the managed care provider and that can provide call center services.

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

STRATEGY

      Our strategy is to leverage our experience and competencies in communications and logistics management to enhance our position as a leading provider of health and safety services in the United States and in other countries. Key elements of this strategy include originating new contracts with health care providers and municipalities in established service areas, highly selective targeting of potential acquisitions, and developing strategic alliances. Having established a regional presence in many geographic locations, we currently are focusing on increased and selective marketing efforts in these areas to serve the health and safety needs of the public and private sector, including services for health care providers, expansion of fire protection and community safety services, integration of health and safety operations, public/private partnering, and outsourcing of other health and safety related services. We seek to improve productivity, expand service offerings to customers, and attract new customers through business alliances, joint ventures, or other cooperative business arrangements, both domestically and internationally.

   Expansion of Services to Meet the Evolving Needs of the Public Sector and Health Care Providers

      We plan to expand our general transport services through marketing efforts to hospitals, health maintenance organizations, and other health care providers and our emergency ambulance services through the pursuit of new contracts and alliances with municipalities and fire districts. Based on our public/private alliance with San Diego Fire & Life Safety Services, our ambulance service contract in Aurora, Colorado, and our contracts with numerous Arizona municipalities, we believe that, in certain circumstances, contracting and partnering may provide a cost-effective approach to expanding into certain service areas. We will continue to seek mutually beneficial public/private alliances and municipal contracts. We intend to respond to the needs of health care and managed care providers by delivering high-quality, efficient, cost-effective services and by transporting patients to the most appropriate treatment facility, particularly in those geographic areas in which we have been able to achieve market leadership. We believe that our communications and logistics skills will allow us to offer services that will improve the responsiveness and cost-effectiveness of health care services in a managed care environment. We expect to pursue alliances with health care providers through the establishment of service contracts, through the development of business relationships, and through selective, strategic acquisitions of health care and safety-related providers, which would provide opportunities for us to integrate our services with such other service providers.

      In Latin America our business utilizes mobile health care services, call centers, telephone triage, and house calls by physicians and nurses. We intend to expand this business model in Latin America by marketing these services directly to individuals and large employers in government and private industry.

   Expansion and Integration of Health and Safety Services

      We plan to continue our efforts to offer our community safety services by providing fire protection and other safety-related services. We emphasize the benefits of our services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from our experience, fire prevention initiatives, management and operational systems, and utilization of full-time fire fighters and part-time reservists. We respond to the economic pressures on the public sector to reduce taxes and expenditures for emergency services, including fire protection and other safety-related services, by establishing public/private alliances with fire districts and municipalities. We are also pursuing opportunities to provide fire protection and safety services to large industrial complexes, including airports, industrial and petrochemical plants, power plants, and other large self-contained facilities. We currently offer other safety-related services on a very limited basis, including our personal emergency response systems. We plan to continue to leverage our communications and logistics skills to develop and offer safety-related services. We also intend to leverage our sophisticated systems and substantial experience with third-party payors to provide fire districts and municipalities with business services, such as billing and collection services.

      Because emergency medical response represents a significant portion of fire response activity within many fire departments, we believe that our ambulance and fire protection services operations are complementary. Building upon our successful delivery of integrated ambulance and fire services under our contracts with the City of Scottsdale, Arizona, and with Knox County, Tennessee, and through our public/private alliance with San Diego Fire & Life Safety Services, we plan to continue the integration of our fire and ambulance services in certain of our service areas and to pursue opportunities to provide integrated services in new geographic areas. We believe that our integration of health and safety services can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, especially in lower-utilization communities.

   Acquisition of Ambulance Service Providers

      Our acquisition program focuses on very selective targeted strategic acquisitions. We evaluate proposed acquisitions on the potential to increase operating margins and returns on investment and our ability to establish a strong strategic local relationship. We believe that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, provides us with the opportunity to acquire additional ambulance service providers, including hospital-owned providers, that would benefit from our management and operational systems, resulting in productivity gains and enhanced levels of service. Our ability to complete acquisitions depends upon the availability of cash from operations or additional debt or equity financing, our capitalization, and the market price of our common stock. A continuation of the depressed market price of our common stock has resulted and may continue to result in a slower pace of acquisitions in the future. See "Risk Factors -- We have significant indebtedness," " -- We face risks associated with our prior rapid growth, integration, and acquisitions," and " -- The market price of our common stock may be volatile" contained in Item 1 of this Report.

   Productivity Improvement and Enhancement

      We continue to strengthen our existing infrastructure. We utilize our management and operational systems to enhance productivity and profitability in our existing operations and in acquired operations and to enhance our opportunities with joint venture and business alliance partners. The standardization of certain functions and the centralization of certain key management and operating systems development permit us to achieve economies of scale at both the regional and corporate levels. We believe that establishing market leadership in our various service areas enables us to more efficiently utilize our equipment and personnel, to better serve large regional health care providers, and to more effectively market our services and improve our productivity. See "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions" contained in Item 1 of this Report.

   Entrance into International Markets

      We have capitalized on the growth opportunities created by the privatization of health and safety services in markets such as Argentina and the expansion of health insurance companies and health maintenance organizations into Latin America. We believe select Latin America markets, including the nations of the MERCOSUR, represent a growth opportunity and provide a model for a capitated health care environment encompassing both ambulance transport and mobile health care utilizing call centers, telephone triage, and house calls by physicians and nurses. We evaluate opportunities to enter into international markets through alliances based on factors such as the economic and political climate, the availability of capital, our ability to establish a strong strategic local relationship and a solid corporate infrastructure of systems and management talent, the potential to increase operating margins and returns on capital, and the opportunity to offer value-added services that broaden our participation in the health care market. See "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions," and " -- We face additional risks associated with our international operations" contained in Item 1 of this Report.

CURRENT SERVICE AREAS

      We provide our services in more than 400 communities in the following 25 states, the District of Columbia, and Latin America:

         Alabama                 Kentucky                Oregon
         Arizona                 Louisiana               Pennsylvania
         California              Maryland                South Carolina
         Colorado                Mississippi             South Dakota
         Florida                 Nebraska                Tennessee
         Georgia                 New Jersey              Texas
         Indiana                 New York                Virginia
         Iowa                    Ohio                    Washington
                                                         Wisconsin

      We provide ambulance services in these states and the District of Columbia primarily under the names Rural/Metro Ambulance and Rural/Metro Medical Services and in certain areas of Arizona under the name Southwest Ambulance. In Latin America, we provide urgent home medical care and ambulance transport services under the name Emergencias Cardio Coronarias ("ECCO") and provide urgent and primary care services in clinics under the name GEA. We may operate under other names depending upon local statutes or contractual agreements. We generally provide our ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. We provide "911" emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services.

      In certain service areas, we are the only provider of both emergency ambulance and general transport services. In other service areas, we compete for general transport services. In all service areas, we respond to "911" emergency calls if requested by a municipality or fire district, even in the absence of a contract.

      We provide fire protection services under the name Rural/Metro Fire Department in 10 states and in Latin America.

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

   Urgent Home Medical Care and Urgent and Primary Care in Clinics

      In Argentina, we have approximately 650,000 individual and business customers that prepay monthly for urgent home medical care and ambulance services under a capitated service arrangement. Personnel conduct telephone triage and prioritize the dispatch of services to subscribers. Mobile services may include the dispatch of physicians to the patient in an ambulance for serious life threatening situations, or more frequently, in the physician's car, thus covering a wider scope of service than the traditional U.S. ambulance service model. In Cordoba, Argentina, we also have approximately 60,000 individual and business customers that pay monthly for urgent and primary care services in three clinics under a capitated service arrangement.

      In Argentina, doctors and nurses perform urgent and primary care services for our business customers. Argentine doctors are trained in medicine and are licensed as such in Argentina at both the national and, in certain localities, the local level. There are no continuing education requirements. Generally, nurses are trained over periods ranging from six months to four years after high school in accordance with local programs. Accordingly, as each nurse receives additional training, his or her scope of practice increases.

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

      All full-time and reservist firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association ("NFPA"), and must qualify for state certification before being eligible for full-time employment by us. Because approximately 70% to 80% of our fire response activity consists of emergency medical response, all of our firefighters are trained EMTs and an increasing number of our firefighters are paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

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

      We believe that our long-standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes our philosophy of fire prevention. With our cooperation and assistance, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. We believe that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services we provide, Scottsdale's per capita cost for fire protection is 40% lower than the national average and that its per capita fire loss is approximately one-third of the national average.

INDUSTRIAL FIRE PROTECTION SERVICES

      We provide fire protection services and, on a limited basis, unarmed security services to large industrial complexes, such as airports, large industrial and petrochemical plants, power plants, and other self-contained facilities. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. We have contracts ranging up to five years in duration and expiring at various dates up to October 1, 2005 to provide crash/rescue firefighting and hazardous materials response services at locations in several states and at three airports in Bolivia. We intend to pursue similar contracts domestically and internationally.

FIRE TRAINING SERVICES AND PROTECTION SERVICES

      We have instituted industrial fire training services and provide sophisticated training for industrial, professional, and specialized firefighters using live burn training to simulate realistic firefighting situations. We also provide shipboard fire training services to several cruise lines from our training site in St. Thomas, Virgin Islands. The training permits fire brigade, ship crew members, and emergency response teams to meet increased federal training requirements, the Occupational Safety and Health Act ("OSHA") requirements, and other regulatory requirements for work place safety and on-site response teams.

      We utilize certain of our communications centers for personal medical emergency response systems monitoring to complement our regional emergency services. We believe protection services can be integrated with fire protection and ambulance services for optimal efficiency and maximum cost effectiveness.

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

      We believe our investment in management systems and our effective use of these systems represent key components in our success. Our financial reporting system facilitates our successful integration of acquired companies. We place a high priority on evaluating the management and reporting systems of acquired operations and subsequently integrating or transitioning these systems to improve operating efficiencies. Upon completion of an acquisition, we establish critical success factors, including number of transports, ratio of transports to calls, resource utilization and pricing statistics, which are monitored daily. We focus on converting acquired businesses onto our technology to promote consistent and timely reporting, taking over cash management functions, and integrating acquired businesses into our LAN/WAN communications infrastructure. We are committed to an ongoing enhancement of our systems to provide productive, timely information and effective controls and believe that our management systems have the capability to support sustained long-term growth. For additional information regarding our ability to successfully integrate acquired companies into our existing management systems, see "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions" contained in Item 1 of this Report.

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

      Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments that also may be responding to a call.

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

BILLINGS AND COLLECTIONS

      We currently maintain 15 domestic regional billing and payment processing centers and a centralized private pay collection system at our headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Substantially all of our revenue is billed and collected through our integrated billing and collection system, except for our operations in Rochester, New York; and the Metro New York City/ New Jersey area. We will continue to review the benefits and timing of integrating the remaining two non-integrated billing centers.

      We derive a substantial portion of our ambulance fee collections through our regional billing centers from reimbursement by third-party payors, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payors. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. We derived domestic net ambulance fee collections from the following:

                                              1998    1999    2000
                                              ----    ----    ----
Medicare.................................     29%      24%     23%
Medicaid.................................     11%      10%     11%
Private insurers.........................     39%      41%     47%
Patients.................................     21%      25%     19%
                                             ---      ---     ---
                                             100%     100%    100%
                                             ===      ===     ===

      Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests. See "Risk Factors -- We depend on reimbursements by third-party payors and individuals," and " -- Proposed rules may adversely affect our reimbursement rates of coverage" contained in Item 1 of this Report.

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

      We market our fire protection services to subscribers in rural and suburban areas, volunteer fire departments, tax-supported fire districts, newly developed communities, and industrial complexes, including airports, large industrial and petrochemical plants, power plants, and other large self-contained facilities. Contract and/or subscription fees are collected annually in advance. In the event that we provide service for a nonsubscriber, we directly bill the property owner for the cost of services rendered. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner's association assessment.

CONTRACTS

      We enter into contracts with counties, municipalities, and fire districts to provide "911" emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, and insurance and indemnity coverage. Counties, municipalities, and fire districts also may require us to provide a performance bond or other assurances of financial responsibility. The amount of the subsidy, if any, that we receive from a county, municipality, or fire district, and the rates that we may charge for services under a contract for emergency ambulance services, depend in large part on the nature of the services rendered and performance requirements.

      The four largest ambulance contracts accounted for 9% of total revenue during fiscal 1998, 8% of total revenue during fiscal 1999, and 9% of total revenue during fiscal 2000. The largest of these contracts was Orange County, Florida, which accounted for 4% of total revenue during fiscal 1998, 3% of total revenue during fiscal 1999, and 3% of total revenue during fiscal 2000. Rates charged under the Orange County contract are agreed upon between us and the County. We do not receive any subsidy from the county under this contract. The Orange County contract was first entered into in 1962 by a provider acquired by us in 1984 and was once again awarded to Rural/Metro for a two-year term beginning October 1, 2000 with one optional one-year renewal.

      We provide fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. The largest of these contracts accounted for 2% of total revenue during the fiscal years ended June 30, 1998, 1999 and 2000.

      We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 49% of our fire protection service revenue from subscriptions for fiscal 1998, 48% for fiscal 1999, and 45% for fiscal 2000. We experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any government agency in our service areas.

      Our contracts generally extend for terms of two to five years, with several contracts having terms of up to 10 years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. We monitor our performance under each contract. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. At June 30, 2000, we had approximately 130 contracts with counties, fire districts, and municipalities for ambulance services and for fire protection services. The following table sets forth certain information regarding our five primary contracts at June 30, 2000 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                                                       Expiration
                                                     Term in Years         Date        Type of Service(1)
                                                     -------------    --------------   ------------------
Ambulance
   Orange County, Florida(2).................              2            October 2002        911/General
   Rochester, New York(3)....................              4            October 2000        911
   Knox County, Tennessee(4).................              4               June 2002        911
   Fort Worth, Texas(5)......................              5             August 2004        911
Integrated Fire and Ambulance Scottsdale,
   Arizona(6)................................              5               July 2001        911


(1) Type of service for ambulance contracts indicates whether "911" emergency or general ambulance services or both are provided pursuant to the contract.

(2) The contract was first entered into in 1962 by a provider that was acquired by us in July 1984. The current contract includes a 1-year optional renewal exercisable on or before October 1, 2002.

(3) The contract was first entered into in 1988 by a provider that was acquired by us in May 1994.

(4) The contract was first entered into in July 1985 by us.

(5) The contract was first entered into in August 1999 by us.

(6) The contract was first entered into in 1952 by us. The contract has two five-year renewal options exercisable by the City of Scottsdale.

      We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the first ambulance service provider contacted to provide non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We provide a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services. At June 30, 2000, we had approximately 1,100 contracts with hospitals, nursing homes and other health care facilities. No significant contracts, individually or collectively, were obtained or lost during the year ended June 30, 2000. See "Risk Factors -- We depend on certain business relationships" contained in Item 1 of this Report.

      On August 1, 1999, we began operation of a five year contract in Fort Worth, Texas and 12 surrounding communities. We are the sole provider of "911" emergency and non-emergency ambulance services pursuant to our contract with the Fort Worth Area Metropolitan Ambulance Authority. The contract provides for our services to be paid on a monthly basis. We believe our costs of collection under this contract will be substantially less than those historically incurred by us.

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

      Fire protection services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments, and volunteer departments. Private providers represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly rather than through a master contract. See "Risk Factors -- We are in a highly competitive industry" contained in Item 1 of this Report.

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

      Applicable federal, state, local, and foreign laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See "Risk Factors -- Proposed rules may adversely affect our reimbursement rates of coverage," " -- Certain state and local governments regulate rate structures and limit rates of return," " -- Numerous governmental entities regulate our business," and " -- Health care reforms and cost containment may affect our business" contained in Item 1 of this Report.

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

      Like other Medicare and Medicaid providers, we are subject to governmental audits of our Medicare and Medicaid reimbursement claims. We have not experienced significant losses as a result of any such audit. The Office of Inspector General is currently investigating our operations in the Memphis, Tennessee, and in the Scranton, Pennsylvania areas regarding compliance with Medicare fraud and abuse statutes. We are cooperating with the federal agencies conducting the investigations and are providing requested information to these agencies. These investigations cover periods prior to and after our acquisition of these operations. We believe that the remedies existing under specific purchase agreements and reserves existing in the consolidated financial statements are sufficient so that the ultimate outcome of these matters should not have a material adverse effect on our financial condition.

      Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. During June 1997, the Health Care Financing Administration ("HCFA") issued proposed rules that would revise Medicare policy on the coverage of ambulance services. Reimbursement is currently permitted if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. The new proposal would reimburse at ALS rates only if ALS services were medically necessary. The proposed HCFA rules would also require, among other things, that a physician's certification be obtained prior to furnishing non-emergency ambulance service to patients, that certain ambulance staffing requirements be maintained, that certain equipment be present in each ambulance, and that certain additional information and documentation be provided in order to qualify for reimbursement under the Medicare program. The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. The proposed rules have not been finalized. If implemented, these rules could result in contract renegotiations or other action by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect.

      During August 1997, President Clinton signed the "Balanced Budget Act of 1997", or BBA. The BBA provides for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The BBA mandates that this fee schedule be developed through a negotiated rulemaking process between HCFA and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998, 1999, and 2000 will be increased by the Consumer Price Index less one percentage point.

      The BBA requires that ambulance service providers accept assignment of payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also applies the Skilled Nursing Facility Prospective Payment System ("SNFPPS") to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require us to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services. The BBA also stipulates that individual states may now elect not to provide payment for cost sharing for coinsurance, or co-payments, for dual-qualified (Medicare and Medicaid) beneficiaries.

      In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. HCFA also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

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

            -     we are uncertain regarding the effect on us of any final rule;

            - we are uncertain of the impact of a final prospective fee schedule; and

            - future funding levels for Medicare and Medicaid programs may not be comparable to present levels.

Changes in the reimbursement policies, or other government action, could adversely affect our business, financial condition, cash flows, and results of operations.

INSURANCE

      We carry a broad range of automobile and general liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverage that we consider adequate for the protection of our assets and operations, subject to certain self insurance retentions up to $1,000,000. We operate in some states that adhere to legal standards that hold emergency service providers to a gross negligence standard in the delivery of emergency medical care, thereby subjecting them to less exposure for tort judgments. We are subject to accident claims as a result of the normal operation of our fleet of ambulances and fire vehicles. The coverage limits of our policies may not be adequate or such insurance may not continue to be available on commercially reasonable terms. A successful claim against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business. We have undertaken to minimize our exposure through our risk management program.

EMPLOYEES

      At September 25, 2000, we employed approximately 7,200 full-time and 3,700 part-time employees, including approximately 6,150 involved in ambulance services, 850 in fire protection services, 330 in integrated ambulance and fire protection services, 1,040 in urgent home medical and clinical care services, and 2,530 in management, administrative, clerical, and billing activities. Of these employees, 2,560 are paramedics and 3,250 are EMTs. We are a party to collective bargaining agreements relating to our Rochester, New York; Buffalo, New York; Corning, New York; San Diego, California; Maricopa County, Arizona, Integrated Fire employees; Gadsden, Alabama and Arlington, Texas operations and to certain of our ambulance services employees in Arizona. We are currently negotiating collective bargaining agreements in other service areas. We consider our relations with employees to be good.

EXECUTIVE OFFICERS

NAME                                          AGE                         POSITION
----                                          ---                         --------
Jack E. Brucker ......................        48        President, Chief Executive Officer and Director
Robert B. Hillier ....................        52        Senior Vice President, Human Resources and Chief
                                                        Administrative Officer
John S. Banas, III ...................        37        Senior Vice President and General Counsel
Michel A. Sucher, M.D ................        54        Senior Vice President, Medical Affairs, Chief Medical Officer
Randall L. Harmsen ...................        49        Vice President of Finance, Chief Accounting Officer
Louis G. Jekel .......................        59        Secretary and Director

      JACK E. BRUCKER has served as our President and Chief Executive Officer and a member of our Board of Directors since February 2000. Mr. Brucker served as our Senior Vice President and Chief Operating Officer from January 1998 until February 2000. Mr. Brucker founded and served as President of Pacific Holdings, a strategic consulting firm, from July 1989 until December 1997. Mr. Brucker served as President of Pacific Precision Metals, a consumer products company, from September 1987 until June 1989.

      ROBERT B. HILLIER has served as our Senior Vice President-Human Resources and Chief Administrative Officer since February 2000 and as Vice President-Human Resources since October 1997. Mr. Hillier served as Account Manager and Human Resources Consultant of Watson Wyatt Worldwide from January 1995 to October 1997. From November 1992 to December 1994, he contracted with Bank of America to organize Caliber Bank of Arizona and later served as Director of Human Resources of Caliber Bank of Arizona.

      JOHN S. BANAS III has served as our Senior Vice President and General Counsel since September 1999. Mr. Banas served as General Counsel at SpinCycle Inc., a nationwide chain of branded coin-operated laundromats, from 1998 to September 1999. From 1995 to 1998, he was Senior Corporate Counsel to Lam Research Corporation in Fremont, California; and from 1992 to 1995 served as corporate, real estate, and environmental counsel at the law firm of Wilson, Sonsini, Goodrich & Rosati in Palo Alto, California. Mr. Banas served as litigation counsel from 1989 to 1992 at the law firm of Thelen, Marrin, Johnson & Bridges (now Thelen, Reid & Priest) in San Francisco, California.

      MICHEL A. SUCHER, M.D., has served as Senior Vice President and Medical Affairs Director since February 2000. Dr. Sucher served as Vice President for Medical Affairs from January 1995 until February 2000. He served as our National Medical Director from 1984 to 1995. From 1974 to 1995, Dr. Sucher engaged in the private practice of emergency medicine and held several positions at Scottsdale Healthcare, including the most recent position as President of the Medical Staff. Dr. Sucher is board certified by the American Board of Emergency Medicine and is a member of the American College of Emergency Physicians.

      RANDALL L. HARMSEN   has served as Vice President of Finance, Chief
Accounting Officer, and Corporate Controller since July 2000. Mr. Harmsen served as Vice President of Network Management and Chief Financial Officer for United Healthcare of Arizona Inc. in Phoenix, Arizona, from 1997 until the time he joined our company. From 1994 to 1997, he was Vice President of Finance for Carondelet Health Care Corporation in Tucson, Arizona.

From 1989 to 1994, Mr. Harmsen served as Chief Financial Officer for Presbyterian Healthcare Services in Albuquerque, New Mexico; and from 1977 to 1989, he was Chief Financial Officer for St. Luke's Hospital in Davenport, Iowa.

      LOUIS G. JEKEL has served as our Secretary and as a member of our Board of Directors since 1968 and has served as Vice-Chairman since August 1998. Mr. Jekel directs our Wildland Fire Protection Operations with the State of Arizona and the federal government. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

                                  RISK FACTORS

      The following risk factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating us and our business.

WE HAVE SIGNIFICANT INDEBTEDNESS.

      We have significant indebtedness. As of June 30, 2000, we owed lenders 3.2 times our total stockholders' equity, based on $302.0 million of consolidated indebtedness and $95.6 million of stockholders' equity. In March 1998, we sold $150 million of 7 7/8% senior notes due in 2008. At the same time as this debt offering, we renegotiated our then existing $200 million bank revolving credit facility to create a parity loan with the senior notes and to extend the maturity of the credit facility to March 2003. We used the proceeds from the senior notes to repay the then current outstanding bank revolving credit facility.

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

      The amount of our debt could also have important consequences, including the following:

            - impairing our ability to obtain additional financing in the future for operating expenses, acquisitions, or general corporate purposes;

            - dedicating our cash flow from operations to making periodic principal and interest payments on debt, instead of using these funds for operations;

            - requiring continuous monitoring of our financial condition to ensure that we comply with all of the required debt covenants;

            - limiting our ability to incur additional debt, create other liens, pay dividends, or sell assets; and

            - making us vulnerable to industry changes, including new laws and changing economic conditions.

LENDERS IMPOSE RESTRICTIVE COVENANTS ON US.

      As stated above, the agreement governing the terms of the senior notes contains certain covenants limiting our ability to

     -  incur certain additional debt       -  create certain liens
     -  pay dividends                       -  issue guarantees
     -  redeem capital stock                -  enter into transactions with
     -  make certain investments               affiliates
     -  issue capital stock of              -  sell assets
        subsidiaries                        -  complete certain mergers and
                                               consolidations.

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

      In February 2000, we were granted a waiver of covenant compliance under our revolving credit facility, through March 14, 2000. We have received additional waivers covering periods ending October 16, 2000. In accordance with the waiver as amended, we will accrue an additional 2% annual interest expense. We continue to work toward a long-term agreement on our revolving credit facility. A breach of the waiver and any of the covenants could result in an event of default under the credit facility. There is no assurance that we are in compliance with all of the technical conditions of the waiver; however, the lenders have not asserted that we have failed to comply with any such requirements.

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE RENDERED A REPORT THAT INCLUDES A GOING CONCERN STATEMENT.

      The senior notes and the credit facility have been reclassified as a current liability under accounting rules relating to debt that is callable by the creditor since we are operating under a waiver under the credit facility. This in addition to the significant operating loss incurred in fiscal 2000 as well as those items discussed in Note 1 in the company's Notes to Consolidated Financial Statements have resulted in our independent public accountants modifying their report to include a statement that these uncertainties create substantial doubt about our company's ability to continue as a going concern. The existence of a going concern statement may make it more difficult to pursue additional capital through public or private debt or equity financings. Our inability to successfully negotiate an amendment to our revolving credit facility could have a material adverse effect on our ability to continue as a going concern.

WE OPERATE THROUGH OUR SUBSIDIARIES.

      We are a holding company and conduct substantially all of our operations through our direct and indirect subsidiaries. In order for us to make our periodic debt payments, we must have access to the cash flow of our subsidiaries, whether through loans, dividends, distributions, or otherwise. Our ability to make our debt payments could be subject to legal, contractual, and other restrictions that could hinder or prevent us from gaining access to this cash flow. Each subsidiary is a separate and distinct legal entity from us and, unless it is acting as a guarantor of the senior notes, has no obligation, contingent or otherwise, to pay any amounts due in respect of the senior notes or to make any amounts available for payment. The holders of any debt of our subsidiaries will be entitled to payment from the assets of such subsidiaries prior to the holders of any of our general, unsecured obligations, including the senior notes and the guarantees of certain of our subsidiaries. As of June 30, 2000, our subsidiaries had $5.3 million of debt.

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

      We depend to a great extent on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. Our five largest contracts accounted for approximately 11% of total revenue for the fiscal year ended June 30, 1999 and 12.0% of total revenue for the fiscal year ended June 30, 2000. One of these contracts accounted for approximately 3% of total revenue for the fiscal years ended June 30, 1999 and 2000. The loss or cancellation of any one or more of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We cannot provide assurance that we will be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

WE FACE RISKS ASSOCIATED WITH OUR PRIOR RAPID GROWTH, INTEGRATION, AND ACQUISITIONS.

      In order for our strategy with respect to ambulance services to succeed, we must integrate and successfully operate the ambulance service providers that we have previously acquired or may acquire in the future. The process of integrating management, operations, facilities, and accounting and billing and collection systems and other information systems requires continued investment of time and resources and can involve difficulties, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Unforeseen liabilities and other issues also could arise in connection with the operation of businesses that we have previously acquired or may acquire in the future. Our acquisition agreements contain purchase price adjustments, rights of set-off, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. However, these purchase price adjustments, rights of set-off, and other remedies may not be sufficient to compensate us in the event that any liabilities or other issues arise.

      We seek selective, strategic acquisition opportunities on a limited basis. We cannot provide assurance that we will be able to identify additional suitable companies to acquire, that we will be able to complete these acquisitions, or that we will be able to integrate any such acquired companies successfully into our operations. Consolidation in the ambulance industry has resulted in fewer acquisition candidates, and our strategy prescribes highly selective targeting of those potential candidates. Acquiring companies involves numerous short-term and long-term risks, including the following:

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

      We expect to use primarily cash and our common stock to acquire companies in the future. Our acquisition activity could be adversely affected if we do not generate sufficient cash for future acquisitions from existing operations or through additional debt or equity financings. We cannot provide assurance that our operations will generate sufficient cash for acquisitions or that any additional financings will be available if and when needed or on terms acceptable to us.

      The market price of our common stock impacts our ability to complete acquisitions. The market price of our common stock may affect our willingness to use our common stock to acquire other companies and the willingness of potential acquired companies or their owners to accept our common stock. In addition, the market price performance of our common stock may make raising funds more difficult and costly. As a result of a decline in the market price of our common stock, the pace of acquisitions utilizing our common stock has declined. Continued weakness in the market price of our common stock could adversely affect our ability or willingness to make additional acquisitions. Declines in the market price of our common stock could cause previously acquired companies to seek adjustments to purchase prices or other remedies to offset the decline in value.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYORS AND INDIVIDUALS.

      We receive a substantial portion of our payments for ambulance services from third-party payors, including Medicare, Medicaid, and private insurers. We received approximately 75% of our ambulance fee collections from such third-party payors during fiscal 1999, including 24% from Medicare. In fiscal 2000, we received approximately 81% of ambulance fee collections from these third parties, including 23% from Medicare.

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

      Our gross accounts receivable as of June 30, 1999 and June 30, 2000, were $228.8 million and $231.7 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $185.5 million and $143.9 million as of June 30, 1999 and 2000, respectively. The provision for doubtful accounts at June 30, 2000 includes $65.0 million recorded in the second quarter of fiscal 2000 as a change in accounting estimate, as well as a $9.8 million additional provision related to specific accounts deemed uncollectible in certain service areas that have been closed. Gross accounts receivable are affected by revenue growth, delays in payments from certain third-party payors in certain service areas, general industry trends of third-party payors taking more time to reimburse claims and other factors, offset by the effect of write-offs.

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

      The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. The proposed rules have not been finalized. If implemented, these rules could result in contract renegotiations or other action by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payors, or an increase in our cost structure relative to the rate of increase in the CPI, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

      State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. The state of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 12% of total revenue for fiscal 1999 and 13% of total revenue for fiscal 2000. We cannot provide assurance that we will be able to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

WE FACE ADDITIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

      We currently maintain operations in Latin America, with ambulance and healthcare services provided in Argentina, as well as aircraft rescue and fire fighting services to several airports in Bolivia. In addition to other business risks discussed herein, we are subject to various risks associated with international operations, including the following:

            -     management of a multi-national organization,

            -     fluctuations in currency exchange rates,

            - compliance with local laws and other regulatory requirements and changes in such laws and requirements,

            -     restrictions on the repatriation of funds,

            -     inflationary conditions,

            -     employment and severance issues,

            - political and economic instability, including economic recessions,

            -     war or other hostilities,

            -     expropriation or nationalization of assets,

            -     overlap of tax structures and imposition of new taxes, and

            -     renegotiation or nullification of contracts.

The inability to effectively manage these and other risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

      Internationally, certain of our customers receive services under capitated service arrangements. As a result, during periods of high utilization, as we have experienced in Argentina particularly during the winter months, our operations experience greater utilization of services under these capitated service arrangements. During these periods, our operations incur increased expenses without a corresponding increase in revenue.

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

NUMEROUS GOVERNMENTAL ENTITIES REGULATE OUR BUSINESS

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

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY.

      The ambulance service industry is highly competitive. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities consider the following factors in awarding a contract:

            -     quality of medical care,

            -     historical response time performance,

            -     customer service,

            -     financial stability, and

            -     personnel policies and practices.

      We currently compete with the following entities to provide ambulance services:

            -     governmental entities (including fire districts),

            -     hospitals,

            -     other national ambulance service providers,

            -     large regional ambulance service providers, and

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

WE DEPEND ON OUR MANAGEMENT AND OTHER KEY PERSONNEL.

      Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Low unemployment in certain market areas currently makes the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. Our internal growth and our expansion into new geographic areas will further increase the demand on our resources and require the addition of new personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

      The market price of our common stock has been volatile since our initial public offering in July 1993. The period was initially marked by generally rising stock prices, favorable industry conditions, and improved operating results by us. We experienced a significant decline in our stock price commencing in the fourth quarter of fiscal 1998 as a result of various factors, including the following:

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

SHARES ELIGIBLE FOR SALE IN THE PUBLIC MARKETS AND RIGHTS TO ACQUIRE SHARES OF COMMON STOCK CAN IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

      Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of September 25, 2000, there were 14,626,336 shares of common stock outstanding, 10,889,252 shares of which were freely transferable without restriction under the securities laws, unless held by an "affiliate" of us, as that term is defined under the securities laws. We also have outstanding 187,896 restricted shares, as that term is defined under Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. In addition, we have registered 6,700,000 shares of common stock for issuance in connection with acquisitions (of which 3,549,188 shares have been issued and are outstanding), which are generally freely tradable after their issuance under Rule 145 of the securities laws, unless held by an affiliate of the acquired company, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144.

      We have registered or will register up to 8,000,000 shares of common stock for issuance pursuant to our stock option plans. As of September 25, 2000, approximately 800,000 stock options had been exercised and options to purchase approximately 5,100,000 shares were outstanding. Shares issued after the effective date of such registration statement upon the exercise of stock options issued under our stock option plans generally will be eligible for sale in the public market, except that affiliates of us will continue to be subject to volume limitations. We also have the authority to issue additional shares of common stock and shares of one or more series of preferred stock. The issuance of such shares could dilute earnings per share, and the sale of such shares could depress the market price of our common stock.

ITEM 2. PROPERTIES

FACILITIES AND EQUIPMENT

      We lease our principal executive offices in Scottsdale, Arizona. We lease administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which we provides ambulance and fire protection services. We also own six administrative facilities and 20 other facilities within our service areas. Aggregate rental expense was approximately $12.8 million during fiscal 1999, and approximately $13.2 million during fiscal 2000. At September 25, 2000, our fleet included 1,642 owned and 282 leased ambulances, 119 owned and 26 leased fire vehicles, and 537 owned and 72 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

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

      We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer, James H. Bolin, our Vice Chairman of the Board, and Robert E. Ramsey, Jr., our Executive Vice President and Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et. al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999 the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants have moved to dismiss the Ruble action. This motion is currently pending. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Our common stock has been traded on the Nasdaq National Market under the symbol RURL since our initial public offering on July 16, 1993. On August 4, 2000, our common stock began trading on the Nasdaq SmallCap Market. The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.


                                                          HIGH          LOW
                                                          ----          ---
      YEAR ENDED JUNE 30, 1999
        First quarter.................................    $13.50      $6.13
        Second quarter................................    $12.50      $6.13
        Third quarter.................................    $12.00      $7.75
        Fourth quarter................................    $10.63      $7.00
      YEAR ENDED JUNE 30, 2000
        First quarter.................................    $10.00      $6.13
        Second quarter................................     $7.63      $3.94
        Third quarter.................................     $5.94      $1.13
        Fourth quarter................................     $2.38      $1.13
      YEAR ENDED JUNE 30, 2001
        First quarter (through September 25, 2000)....     $2.31      $1.50

       On September 25, 2000, the closing sale price of our common stock was $2.00 per share. On September 25, 2000, there were approximately 970 holders of record of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data for the fiscal years ended June 30, 2000, 1999, 1998, 1997, and 1996 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Their opinion on the financial statements for June 30, 2000 includes a going concern statement. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Report.

                                                                              Years Ended June 30,
                                                       2000           1999           1998           1997           1996
                                                     ---------      ---------      ---------      ---------      ---------
                                                                     (in thousands, except per share data)
Statement of Operations Data
Revenue
   Ambulance services ..........................     $ 467,741      $ 467,632      $ 387,041      $ 257,488      $ 197,201
   Fire protection services ....................        57,549         50,490         45,971         42,163         38,770
   Other .......................................        44,784         43,244         42,546         20,154         14,292
                                                     ---------      ---------      ---------      ---------      ---------
         Total revenue .........................       570,074        561,366        475,558        319,805        250,263
Operating expense
   Payroll and employee benefits ...............       323,285        297,341        254,806        170,833        135,464
   Provision for doubtful accounts .............        95,623         81,227         81,178         43,424         31,036
   Provision for doubtful accounts - change in
   estimate ....................................        65,000             --             --             --             --
   Depreciation ................................        25,009         24,222         19,213         12,136          9,778
   Amortization of intangibles .................         8,687          9,166          7,780          4,660          3,569
   Other operating expenses ....................       118,516         98,739         80,216         54,922         45,752
   Loss contract/restructuring charge ..........        43,274          2,500          5,000          6,026             --
                                                     ---------      ---------      ---------      ---------      ---------
Operating income (loss) ........................      (109,320)        48,171         27,365         27,804         24,664
   Interest expense, net .......................        25,939         21,406         14,082          5,720          5,108
   Other .......................................        (2,890)            70           (199)            --             --
                                                     ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes, extraordinary      (132,369)        26,695         13,482         22,084         19,556
   loss and cumulative effect of a change in
   accounting principle.........................
(Provision for) benefit from income taxes ......        32,837        (11,231)        (5,977)        (9,364)        (8,044)
                                                     ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary loss and
cumulative effect of a change in accounting
principle.......................................       (99,532)        15,464          7,505         12,720         11,512

Extraordinary loss on expropriation of Canadian
ambulance service licenses .....................        (1,200)            --             --             --             --

Cumulative effect of a change in accounting
principle ......................................          (541)            --             --             --             --
                                                     ---------      ---------      ---------      ---------      ---------
Net income (loss) ..............................     $(101,273)     $  15,464      $   7,505      $  12,720      $  11,512
                                                     =========      =========      =========      =========      =========
Basic earnings per share(1)
   Income (loss) before extraordinary item .....     $   (6.82)     $    1.07      $     .55      $    1.10      $    1.20
   Extraordinary loss ..........................         (0.08)            --             --             --             --
   Cumulative effect ...........................         (0.04)            --             --             --             --
         Net income (loss) .....................     $   (6.94)     $    1.07      $     .55      $    1.10      $    1.20
                                                     =========      =========      =========      =========      =========
Diluted earnings per share(1)
   Income (loss) before extraordinary item .....     $   (6.82)     $    1.06      $     .54      $    1.04      $    1.14
   Extraordinary item ..........................         (0.08)            --             --             --             --
   Cumulative effect of change in accounting
   principle ...................................         (0.04)            --             --             --             --
                                                     ---------      ---------      ---------      ---------      ---------
         Net income (loss) .....................     $   (6.94)     $    1.06      $     .54      $    1.04      $    1.14
                                                     =========      =========      =========      =========      =========
Weighted average number of shares
   outstanding(1)
   Basic .......................................        14,592         14,447         13,529         11,585          9,570
   Diluted .....................................        14,592         14,638         14,002         12,271         10,075


                                                                        JUNE 30,
                                            --------------------------------------------------------------
                                               2000          1999         1998         1997         1996
                                            ---------      --------     --------     --------     --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
   Working capital ......................   $(192,512)     $140,929     $110,529     $ 94,766     $ 55,402
   Total assets .........................     491,217       579,907      535,452      364,066      230,114
   Current portion of long-term debt(2)..     299,104         5,765        8,565        9,814        6,610
   Long-term debt, net of current
       portion(2) .......................       2,850       268,560      243,831      144,643       60,731
   Stockholders' equity .................      95,591       196,839      177,773      159,808      119,966


1) Earnings per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

2) Includes balances outstanding under our revolving credit facility of $146,807,000 at June 30, 2000, $113,500,000 at June 30, 1999, $86,000,000
      at June 30, 1998, $134,000,000 at June 30, 1997, and $49,500,000 at June
      30, 1996. At June 30, 2000 the amounts outstanding under our revolving credit facility and the senior notes have been classified as a current liability.


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

      Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of our ambulance service fee receipts. We derived approximately 75% of our net ambulance fee collections during 1999 and 81% of our net ambulance fee collections during 2000 from such third party payors. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payors and generally is higher for "911" emergency ambulance services than for general ambulance transport services.

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

      The Company has pledged assets with a net book value of $12,260,000 to secure certain of its obligations under its insurance and bonding program, including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and bonding program.

      Our net loss for the year ended June 30, 2000 was $101.3 million or a loss of $6.94 per share. This compares to net income of $15.5 million or $1.06 per share (diluted) for the year ended June 30, 1999, and $7.5 million or $.54 per share (diluted) for the year ended June 30, 1998. The operating results for the year ended June 30, 2000 were adversely affected by the recording of a $43.3 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and by the recording of additional provision for doubtful accounts of $9.8 million related to uncollectible accounts in those service areas that are being closed or downsized. The fiscal year 2000 earnings were also adversely affected by the change in estimate related to our provision of doubtful accounts of $65.0 million on a pre-tax basis and by the expropriation of our Canadian ambulance service licenses of $1.2 million on both a before and after tax basis. The operating results were also negatively impacted by reduced operating margins in our Argentine operations. These operations were reduced due to substantial increases in service utilization under our capitated service arrangements and due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

RESULTS OF OPERATIONS

      The following table sets forth the years ended June 30, 2000, 1999, and 1998, certain items from our consolidated financial statements expressed as a percentage of total revenue:

                                                                                                  YEARS ENDED JUNE 30,
                                                                                        -------------------------------------
                                                                                          2000            1999           1998
                                                                                        ------          ------         ------
Revenue
     Ambulance services ........................................................          82.0%           83.3%          81.4%
     Fire protection services ..................................................          10.1             9.0            9.7
     Other .....................................................................           7.9             7.7            8.9
                                                                                        ------          ------         ------
         Total revenue .........................................................         100.0           100.0          100.0
Operating expenses
     Payroll and employee benefits .............................................          56.7            53.0           53.6
     Provision for doubtful accounts ...........................................          16.8            14.5           17.1
     Provision for doubtful accounts - change in estimate ......................          11.4              --             --
     Depreciation ..............................................................           4.4             4.3            4.0
     Amortization of intangibles ...............................................           1.5             1.6            1.6
     Other operating expenses ..................................................          20.8            17.6           16.9
     Restructuring charge ......................................................           7.6             0.4            1.0
                                                                                        ------          ------         ------
Operating income (loss) ........................................................         (19.2)            8.6            5.8
     Interest expense, net .....................................................           4.6             3.8            3.0
     Other .....................................................................          (0.5)            0.0            0.0
                                                                                        ------          ------         ------
Income (loss) before income taxes, extraordinary loss and cumulative effect of a
change in accounting principle..................................................         (23.3)            4.8            2.8
     Provision (benefit) for income taxes ......................................          (5.8)            2.0            1.2
                                                                                        ------          ------         ------
Net income (loss) before extraordinary loss and cumulative effect of a change in
accounting principle ...........................................................         (17.5)            2.8            1.6
Extraordinary loss .............................................................          (0.2)             --             --
Cumulative effect of a change in accounting principle ..........................          (0.1)             --             --
                                                                                        ------          ------         ------
Net income (loss) ..............................................................         (17.8)%           2.8%           1.6%
                                                                                        ======          ======         ======


   Year Ended June 30, 1999 Compared to Year Ended June 30, 2000

      Revenue

      Total revenue increased $8.7 million, or 1.5%, from $561.4 million for the year ended June 30, 1999 to $570.1 million for the year ended June 30, 2000. Ambulance services revenue increased $0.1 million, or 0.02%, from $467.6 million for the year ended June 30, 1999 to $467.7 million for the year ended June 30, 2000. Domestic ambulance services revenue in areas served by our company in both fiscal 2000 and 1999 increased by 2.5%. Fire protection services revenue increased by $7.0 million, or 14.0%, from $50.5 million for the year ended June 30, 1999 to $57.5 million for the year ended June 30, 2000. Other revenue increased by $1.6 million, or 3.7%, from $43.2 million for the year ended June 30, 1999 to $44.8 million for the year ended June 30, 2000.

      Total domestic ambulance transports decreased by approximately 22,000, or 1.7%, from 1,288,000 for the year ended June 30, 1999 to 1,266,000 for the year ended June 30, 2000 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

      Fire protection services revenue increased primarily due to revenue generated from new fire protection contracts awarded to us through competitive bidding as well as rate increases for fire protection services and greater utilization of our services under fee-for-service arrangements.

      Other revenue increased primarily due to revenue associated with urgent and primary care services provided in Argentina by a company that we acquired in the third quarter of fiscal 1999, partially offset by a decrease in alternative transportation services revenue due to our efforts to reduce transports in certain areas and improve the quality of our revenue.

      Operating Expenses

      Payroll and employee benefit expenses increased $26.0 million, or 8.7%, from $297.3 million for the year ended June 30, 1999 to $323.3 million for the year ended June 30, 2000. Payroll and employee benefit expenses for the fiscal year ended June 30, 2000 includes $14.8 million of additional health and workers compensation insurance expense due to a significant increase in the utilization of insurance benefits experienced during the closure of certain service areas as well as the development of certain existing claims. Payroll expense related to our new contracting activity during the fiscal year ended June 30, 2000 contributed $7.3 million to the increase, and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefit expenses increased from 53.0% of total revenue during the year ended June 30, 1999 to
56.7 % of total revenue during the year ended June 30, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

      Because of the continuing difficulties encountered in the healthcare reimbursement environment, we accelerated our emphasis during fiscal 2000 on increasing the quality of our revenue in exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. We analyzed the various payor classes within our accounts receivable balance and the increasing costs to collect these receivables.

      Based on the increasingly unpredictable nature of healthcare accounts receivable and the increasing costs to collect those receivables, we concluded that the process changes had not brought about the benefits anticipated. As a result, we changed our method of estimating our allowance for doubtful accounts effective October 1, 1999. Under our new method of estimation, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. We provide specific allowances based upon the age of the accounts receivable within each payor class and also provide for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid, and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which is stated separately in the accompanying financial statements. We anticipate that this change will result in increases in our provision rate for doubtful accounts in future periods. During fiscal 2000, we continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and continued previously implemented initiatives to maximize the collection of our accounts receivable. Also, during the fiscal year ended June 30, 2000, we recorded a $9.8 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program.

      Provision for doubtful accounts was $81.2 million for the year ended June 30, 1999 and $160.6 million for the year ended June 30, 2000. Provision for doubtful accounts increased from 14.5% of total revenue for the year ended June 30, 1999 to 28.2% of total revenue for the year ended June 30, 2000. Provision for doubtful accounts, using the new method of estimation but excluding the $65.0 million additional provision due to the change in method of estimation and the $9.8 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program, was 14.5% of the total revenue for the year ended June 30, 1999 and 15.1% of total revenue for the year ended June 30, 2000. The provision for doubtful accounts increased from 19.5% of domestic ambulance service revenue for the year ended June 30, 1999 to 19.6% of domestic ambulance service revenue for the year ended June 30, 2000, excluding the additional provision of $65.0 million described above and the $9.8 million additional provision. Net accounts receivable on non-integrated collection systems currently represent 7.6% of total net accounts receivable at June 30, 2000. We will continue to review the benefits and timing of integrating the remaining non-integrated billing centers.

      Depreciation increased $0.8 million, or 3.3%, from $24.2 million for the year ended June 30, 1999 to $25.0 million for the year ended June 30, 2000, primarily due to increased property and equipment from recent new contracting activity. Depreciation increased from 4.3% of total revenue for the year ended June 30, 1999 to 4.4% of total revenue for the year ended June 30, 2000.

      Amortization of intangibles decreased by $0.5 million, or 5.4%, from $9.2 million for the year ended June 30, 1999 to $8.7 million for the year ended June 30, 2000. This decrease was the result of the write-off of approximately $22.3 million of goodwill in conjunction with the restructuring charges recorded in the year ended June 30, 2000. Amortization decreased from 1.6% of total revenue for the year ended June 30, 1999 to 1.5% of total revenue for the year ended June 30, 2000.

      Other operating expenses increased $19.8 million, or 20.1%, from $98.7 million for the year ended June 30, 1999 to $118.5 million for the year ended June 30, 2000. Of the $19.8 million increase, $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, $2.0 million was attributable to operations in services areas with newly acquired contracts, $4.2 million was attributable to the operation of a company that was acquired in the third quarter of fiscal 1999, $3.8 million was attributable to additional insurance expense related primarily to general liability claims, $1.8 million was attributable to the write-off of impaired assets, and $1.7 million was attributable to an increase in domestic fuel costs. Other operating expenses increased from 17.6% of total revenue for the year ended June 30, 1999 to 20.8% of total revenue for the year ended June 30, 2000. The increased service utilization in our Argentine operations also attributed to the increase in operating expenses as a percentage of total revenue.

      During the year ended June 30, 2000, we recorded a $43.3 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were $6.6 million of severance costs, $3.3 million of lease termination costs, $22.3 million write-off of goodwill, and $11.1 million write-off of other impaired assets and other costs. During the year ended June 30, 1999, we recorded a non-recurring pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left our company.

      Interest expense increased by $4.5 million, or 21.0%, from $21.4 million for the year ended June 30, 1999 to $25.9 million for the year ended June 30, 2000. This increase was caused by higher debt balances, fees and additional interest incurred in conjunction with various waiver agreements and higher interest rates than historically incurred.

      Our effective tax rate decreased from 42.0% for the year ended June 30, 1999 to 24.7% for the year ended June 30, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of $12.8 million has been provided because the company believes that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. "Accounting for Income Taxes."

      During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million form the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

      The cumulative effect of a change in accounting principle resulted in a $541,000 charge (net of tax benefit of $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

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

      Provision for doubtful accounts was $81.2 million for the year ended June 30, 1998 and for the year ended June 30, 1999. Provision for doubtful accounts decreased from 17.1% of total revenue for the year ended June 30, 1998 to 14.5% of total revenue for the year ended June 30, 1999, and decreased from 22.3% of domestic ambulance service revenue for the year ended June 30, 1998 to 19.5% of domestic ambulance service revenue for the year ended June 30, 1999. In comparison, provision for doubtful accounts was 13.6% of total revenue and 16.9% of domestic ambulance service revenue for the year ended June 30, 1997. Comparison of the provision for doubtful accounts for the year ended June 30, 1999 to the year ended June 30, 1998, is skewed by the effect of a $17.9 million additional provision for doubtful accounts that was recorded in the fourth quarter of fiscal 1998. In view of the continuing difficult reimbursement environment and the potential for future write-offs of accounts receivable to continue to be higher than pre-fiscal 1998 levels, we continued to add to the provision for doubtful accounts during the fiscal year ended June 30, 1999. Additionally during fiscal 1999, we increased our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas. We also implemented initiatives to maximize the collection of our accounts receivable. We believe that because of these activities, our provision for doubtful accounts remained constant with fiscal 1998 levels. Net accounts receivable on non-integrated collection systems currently represented 11.1% of total net accounts receivable at June 30, 1999.

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

SEASONALITY AND QUARTERLY RESULTS

      The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 2000 and 1999. The operating results of any quarter are not necessarily indicative of results of any future period.

                             Sept. 30,    Dec. 31,    Mar. 31,    June 30,   Sept. 30,    Dec. 31,      Mar. 31,      June 30,
                              1998(1)      1998        1999        1999        1999       1999(2)       2000(3)       2000(4)
                             --------    --------    --------    --------    --------     ---------     ---------     ---------
                                                       (In thousands, except per share amounts)
Revenue:
  Ambulance service .......  $116,265    $115,759    $119,751    $115,857    $116,897     $ 121,109     $ 119,902     $ 109,833
  Fire protection .........    12,643      12,591      12,372      12,884      13,063        14,551        14,981        14,954
  Other revenue ...........     9,887      11,239      10,810      11,308      11,240        11,447        11,515        10,582
                             --------    --------    --------    --------    --------     ---------     ---------     ---------
  Total revenue ...........   138,795     139,589     142,933     140,049     141,200       147,107       146,398       135,369
  Operating income (loss)..    10,507      13,381      13,742      10,541       9,581       (57,978)      (18,002)      (42,921)
  Net income (loss) .......     3,602       4,639       4,711       3,052       1,884       (42,386)      (16,615)      (44,156)

Diluted earnings (loss)
   per share ..............  $   0.21    $   0.32    $   0.32    $   0.21    $   0.13     $   (2.91)    $   (1.14)    $   (3.02)
                             ========    ========    ========    ========    ========     =========     =========     =========

(1) In the first quarter of the year ended June 30, 1999, we recorded a pre-tax charge of $2.5 million related to severance payments.

(2) In the second quarter of the year ended June 30, 2000, we recorded a $65.0 million additional provision for doubtful accounts related to a change in our method of estimating doubtful accounts.

(3) In the third quarter of the year ended June 30, 2000, we recorded a pre-tax restructuring charge of $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(4) In the fourth quarter of the year ended June 30, 2000, we recorded a pre-tax restructuring charge of $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

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

      At June 30, 2000, we had negative working capital of $192.5 million, including cash of $10.3 million, compared to working capital of $140.9 million, including cash of $7.2 million, at June 30, 1999. During the year ended June 30, 2000, our cash flow used in operations was $11.5 million resulting primarily from net losses of $101.3 million, offset by non-cash expenses of depreciation and amortization of $33.7 million, provision for doubtful accounts of $160.6 million, and write-offs of assets included in restructuring charge of $28.9 million. Additionally, we experienced a decrease in deferred income taxes of $9.4 million and an increase in accounts receivable of $119.2 million. Cash flow provided by operations was $21.8 million for the year ended June 30, 1999.

      Cash provided by financing activities was $28.3 million for the year ended June 30, 2000, primarily because of the increased borrowings on our revolving credit facility, offset by the repayments on other debt and capital lease obligations.

      Cash used in investing activities was $13.9 million for the year ended June 30, 2000 due primarily to capital expenditures and increases in other assets, offset by $2.2 million of proceeds received from the Ontario Ministry of Health for compensation of loss of ambulance service licenses.

      Our gross accounts receivable as of June 30, 2000 and June 30, 1999 were $231.7 million and $228.9 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $143.9 million and $185.5 million as of such dates, respectively. We believe that the increase in gross accounts receivable is due to many factors, including revenue growth, delays in payments from certain third-party payors, particularly in certain of our regional billing centers, and a general industry trend toward a lengthening payment cycle of accounts receivable due from third-party payors. Delays in receiving payments also contributed to an increase in the age of our accounts receivable.

      The provision for doubtful accounts increased from $81.2 million at June 30, 1999 to $160.6 million at June 30, 2000. The primary reason for this increase is the additional provision for doubtful accounts of $65.0 million recorded in the year ended June 30, 2000 to reflect the effect of the change in our method of estimating our provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2000, we accelerated our emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in our method of estimating our allowance for doubtful accounts. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our estimation methodology to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. Management believes that we now have a more predictable method of determining the realizable value of our accounts receivable.

      During the year ended June 30, 1998, we increased the amount of our revolving credit facility from $175.0 million to $200.0 million. The revolving credit facility was also amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility that is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5%, or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.75%. At June 30, 1999 the interest rate was 6.7% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios.

      Our $200 million revolving credit facility was priced at the greater of
(i) prime rate (ii) Federal Funds rate plus 0.5% plus the applicable margin or
(iii) a LIBOR-based rate. The LIBOR-based rates ranged from LIBOR plus 0.875% to LIBOR plus 1.75%. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25%. At June 30, 2000, the weighted average interest rate was 9.75% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $146.8 million was outstanding on the revolving credit facility at June 30, 2000. In February 2000, we received a compliance waiver regarding the financial covenants contained in our revolving credit facility, which covered the period from December 31, 1999 through March 14, 2000. In March, we received an additional waiver, which was amended in April, regarding the financial covenants which covers the period from March 15, 2000, through July 14, 2000. An additional waiver was obtained in July covering the period from July 14, 2000 to October 16, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available to us during the period of March 15, 2000 through October 16, 2000. In addition, the wavier (as amended) requires us (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. There is no assurance that we are in compliance with all of the technical conditions of the waiver. We have discussed with our lenders our failure to maintain positive consolidated operating income net of restructuring charges at June 30, 2000, and the lenders have not asserted that we have failed to comply with any requirements under the waiver. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period of April 13,

2000 through October 16, 2000, we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period, which interest is payable on October 16, 2000. A condition of the waiver agreement requires us to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility.

      We believe that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although we believe no Event of Default is continuing under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes (the Notes) due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability at June 30, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor". Our inability to successfully negotiate an amendment of our revolving credit facility could have a material adverse effect on our financial condition. As a result of the unresolved status of our credit facility and other factors, our independent public accountants have modified their report to include a statement that these uncertainties create substantial doubt about our company's ability to continue as a going concern.

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

      In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At June 30, 2000 the interest rate was 9.75% on the lease line of credit. Approximately $1.5 million was outstanding on this line of credit at June 30, 2000.

      In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at June 30, 2000 was $199,000, and this amount is recorded as an offset to long-term debt in the consolidated financial statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 4 of notes to our consolidated financial statements. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

      During the year ended June 30, 1999, we made investments in companies offering ambulance services, ambulance billing services and alternative transportation services. We contributed cash, accounts receivable and fixed assets totaling $1.9 million at June 30, 1999 to these businesses. During the year ended June 30, 2000, one of these investments was determined to be impaired and amounts totaling $1.6 million were written-off. These amounts represent the initial investment plus other amounts loaned to the company. These investments have been recorded using the cost method of accounting.

      We expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our operating and capital needs for operations for the 12 months subsequent to June 30, 2000. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections. We are actively working with the lenders in order to obtain a long-term amendment to the credit facility. We believe that our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-tem agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, our financial condition, covenants in our debt agreements, and the market price of our common stock.

      There can be no assurance that our restructuring efforts will be successful. Under current circumstances, our ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as the success of our restructuring program.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

      Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At June 30, 2000 our balance sheet reflects a $252,000 cumulative equity adjustment (decrease) from foreign currency translation. During the year ended June 30, 2000, we recognized $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. See "Risk Factors -- We face risks associated with international operations and foreign currency fluctuations".

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements as of June 30, 2000 and for each of the fiscal years in the three-year period ended June 30, 2000 together with related notes and the report of Arthur Andersen LLP are set forth on the following pages.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rural/Metro Corporation:

         We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries (collectively, the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is operating under a waiver of certain financial covenants contained in its revolving credit facility and had a significant operating loss for the year ended June 30, 2000. These as well as other matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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



                                         /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona
 September 20, 2000

                            RURAL / METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999

                                                                                                2000               1999
                                                                                              ---------          ---------
                                                                                                       (in thousands)
ASSETS
CURRENT ASSETS
Cash ...................................................................................      $  10,287          $   7,180
Accounts receivable, net of allowance for doubtful accounts of $87,752 and
   $43,392 respectively (Note 1) .......................................................        143,905            185,454
Inventories ............................................................................         19,070             16,371
Prepaid expenses and other .............................................................          6,552             13,630
                                                                                              ---------          ---------
            Total current assets .......................................................        179,814            222,635
PROPERTY AND EQUIPMENT, net (Notes 1, 2 and 3) .........................................         85,919             95,032
INTANGIBLE ASSETS, net (Notes 1 and 2) .................................................        207,200            240,360
OTHER ASSETS ...........................................................................         18,284             21,880
                                                                                              ---------          ---------
                                                                                              $ 491,217          $ 579,907
                                                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .......................................................................      $  16,135          $  17,782
Accrued liabilities (Note 1) ...........................................................         57,087             58,159
Current portion of long-term debt (Notes 1, 4 and 5) ...................................        299,104              5,765
                                                                                              ---------          ---------
            Total current liabilities ..................................................        372,326             81,706
LONG-TERM DEBT, net of current portion (Notes 1, 4 and 5) ..............................          2,850            268,560
NON-REFUNDABLE SUBSCRIPTION INCOME .....................................................         14,989             14,909
DEFERRED INCOME TAXES ..................................................................             --              9,438
OTHER LIABILITIES ......................................................................            101                205
                                                                                              ---------          ---------
            Total liabilities ..........................................................        390,266            374,818
                                                                                              ---------          ---------
MINORITY INTEREST ......................................................................          5,360              8,250
                                                                                              ---------          ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Notes 7 and 8)
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued at
   June 30, 2000 and 1999 ..............................................................             --                 --
Common stock, $.01 par value, 23,000,000 shares authorized, 14,626,336 and
   14,530,312 shares outstanding at June 30, 2000 and 1999, respectively ...............            149                148
Additional paid-in capital .............................................................        137,603            137,792
Retained earnings (accumulated deficit) ................................................        (40,670)            60,603
Cumulative translation adjustment ......................................................           (252)              (465)
Treasury stock, at cost, 149,456 shares at June 30, 2000 and 1999 ......................         (1,239)            (1,239)
                                                                                              ---------          ---------
            Total stockholders' equity .................................................         95,591            196,839
                                                                                              ---------          ---------
                                                                                              $ 491,217          $ 579,907
                                                                                              =========          =========

       The accompanying notes are an integral part of these consolidated balance sheets.

                            RURAL / METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                              2000             1999            1998
                                                                            ---------        ---------       ---------
                                                                              (in thousands except per share amounts)
REVENUE
     Ambulance services .................................................   $ 467,741        $ 467,632       $ 387,041
     Fire protection services ...........................................      57,549           50,490          45,971
     Other ..............................................................      44,784           43,244          42,546
                                                                            ---------        ---------       ---------
               Total revenue ............................................     570,074          561,366         475,558
                                                                            ---------        ---------       ---------
OPERATING EXPENSES
     Payroll and employee benefits ......................................     323,285          297,341         254,806
     Provision for doubtful accounts ....................................      95,623           81,227          81,178
     Provision for doubtful accounts - change in
         accounting estimate (Note 1) ...................................      65,000               --              --
     Depreciation .......................................................      25,009           24,222          19,213
     Amortization of intangibles ........................................       8,687            9,166           7,780
     Other operating expenses ...........................................     118,516           98,739          80,216
     Restructuring charge and other (Note 1) ............................      43,274            2,500           5,000
                                                                            ---------        ---------       ---------
              Total expenses ............................................     679,394          513,195         448,193
                                                                            ---------        ---------       ---------
OPERATING INCOME (LOSS) .................................................    (109,320)          48,171          27,365
     Interest expense, net (Note 4 and 5) ...............................      25,939           21,406          14,082
     Other ..............................................................      (2,890)              70            (199)
                                                                            ---------        ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES,
    EXTRAORDINARY LOSS AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE ...........................................................    (132,369)          26,695          13,482
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 10) .....................     (32,837)          11,231           5,977
                                                                            ---------        ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
    AND CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE ......................................     (99,532)          15,464           7,505
EXTRAORDINARY LOSS ON
    EXPROPRIATION OF CANADIAN
    AMBULANCE SERVICE LICENSES (NET OF
    INCOME TAXES) .......................................................      (1,200)              --              --
CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE (NET OF AN INCOME
    TAX BENEFIT OF $392) ................................................        (541)              --              --
                                                                            ---------        ---------       ---------
NET INCOME (LOSS) .......................................................   $(101,273)       $  15,464       $   7,505
                                                                            =========        =========       =========

                            RURAL / METRO CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                       2000              1999             1998
                                                                   ----------        ----------       ----------
INCOME (LOSS) PER SHARE
      Basic -
         Income (loss) before extraordinary loss and
            cumulative effect of a change in accounting
            principle ......................................       $    (6.82)       $     1.07       $     0.55
         Extraordinary loss on expropriation of
            Canadian ambulance service licenses ............            (0.08)               --               --
         Cumulative effect of change in accounting principle            (0.04)               --               --
                                                                   ----------        ----------       ----------
      Net income (loss) ....................................       $    (6.94)       $     1.07       $     0.55
                                                                   ==========        ==========       ==========

      Diluted -
         Income (loss) before extraordinary loss and
            cumulative effect of a change in accounting
            principle ......................................       $    (6.82)       $     1.06       $     0.54
         Extraordinary loss on expropriation of
            Canadian ambulance service licenses ............            (0.08)               --               --
         Cumulative effect of change in accounting principle            (0.04)               --               --
                                                                   ----------        ----------       ----------
      Net income (loss) ....................................       $    (6.94)       $     1.06       $     0.54
                                                                   ==========        ==========       ==========

AVERAGE NUMBER OF SHARES
      OUTSTANDING - BASIC ..................................           14,592            14,447           13,529
                                                                   ==========        ==========       ==========
AVERAGE NUMBER OF SHARES
      OUTSTANDING - DILUTED ................................           14,592            14,638           14,002
                                                                   ==========        ==========       ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                                        Retained
                                                                        Additional      Earnings                         Cumulative
                                           Preferred     Common          Paid-In      (Accumulated       Deferred       Translation
                                             Stock       Stock           Capital         Deficit)      Compensation      Adjustment
                                          ----------   ---------       ----------      -----------     ------------      ----------
                                                                         (in thousands)
 BALANCE, June 30, 1997 ..............       $--       $     130       $ 121,355        $  40,334        $    (772)       $      --
   Issuance of 803,565 shares of
      common stock for pooling-
       of-interests (Note 2) .........        --               8             946           (2,700)              --               --
                                             ---       ---------       ---------        ---------        ---------        ---------
 BALANCE, June 30, 1997 as
   restated for effect of pooling-
    of-interests .....................        --             138         122,301           37,634             (772)              --
   Issuance of 525,771 shares of
        common stock .................        --               6          10,765               --             (135)              --
Tax benefit related to the
   exercise of nonqualified
   stock options and vesting
    of stock grants ..................        --              --           1,012               --               --               --
Amortization of deferred
    compensation .....................        --              --              --               --              558               --
 Net income ..........................        --              --              --            7,505               --               --
                                             ---       ---------       ---------        ---------        ---------        ---------
BALANCE, June 30, 1998 ...............        --             144         134,078           45,139             (349)              --
   Issuance of 430,829 shares of
       common stock ..................        --               4           3,706               --               --               --
   Tax benefit related to the
      exercise of nonqualified
      stock options and vesting
       of stock grants ...............        --              --               8               --               --               --
   Amortization of deferred
       compensation ..................        --              --              --               --              349               --
   Cumulative translation
       adjustment ....................        --              --              --               --               --             (465)
 Net income ..........................        --              --              --           15,464               --               --
                                             ---       ---------       ---------        ---------        ---------        ---------
 BALANCE, June 30, 1999 ..............        --             148         137,792           60,603               --             (465)
    Issuance of 121,828 shares of
       common stock ..................        --               1             654               --               --               --
    Cancellation of shares previously
         issued in acqusitions .......        --              --            (843)              --               --               --
 Change in cumulative translation
       adjustment due to expropriation
       of Canadian ambulance service
        licenses .....................        --              --              --               --               --              173
    Cumulative translation
       adjustment ....................        --              --              --               --               --               40
 Net loss ............................        --              --              --         (101,273)              --               --
                                                       ---------       ---------        ---------        ---------        ---------
                                             ===       =========       =========        =========        =========        =========
 BALANCE, June 30, 2000 ..............       $--       $     149       $ 137,603        $ (40,670)       $      --        $    (252)
                                             ===       =========       =========        =========        =========        =========

                                                  Treasury
                                                    Stock           Total
                                                 ----------       ---------
 BALANCE, June 30, 1997 ..............           $  (1,239)       $ 159,808
   Issuance of 803,565 shares of
      common stock for pooling-
       of-interests (Note 2) .........                  --           (1,746)
                                                 ---------        ---------
 BALANCE, June 30, 1997 as
   restated for effect of pooling-
    of-interests .....................              (1,239)         158,062
   Issuance of 525,771 shares of
        common stock .................                  --           10,636
Tax benefit related to the
   exercise of nonqualified
   stock options and vesting
    of stock grants ..................                  --            1,012
Amortization of deferred
    compensation .....................                  --              558
 Net income ..........................                  --            7,505
                                                 ---------        ---------
BALANCE, June 30, 1998 ...............              (1,239)         177,773
   Issuance of 430,829 shares of
       common stock ..................                  --            3,710
   Tax benefit related to the
      exercise of nonqualified
      stock options and vesting
       of stock grants ...............                  --                8
   Amortization of deferred
       compensation ..................                  --              349
   Cumulative translation
       adjustment ....................                  --             (465)
 Net income ..........................                  --           15,464
                                                 ---------        ---------
 BALANCE, June 30, 1999 ..............              (1,239)         196,839
    Issuance of 121,828 shares of
       common stock ..................                  --              655
    Cancellation of shares previously
         issued in acqusitions .......                  --             (843)
 Change in cumulative translation
       adjustment due to expropriation
       of Canadian ambulance service
        licenses .....................                  --              173
    Cumulative translation
       adjustment ....................                  --               40
 Net loss ............................                  --         (101,273)
                                                 ---------        ---------
 BALANCE, June 30, 2000 ..............           $  (1,239)       $  95,591
                                                 =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                                            2000             1999             1998
                                                                                       ---------        ---------        ---------
                                                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) ................................................................    $(101,273)       $  15,464        $   7,505
 Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities --
    Write-off of assets ...........................................................       28,873               --               --
    Extraordinary loss ............................................................        1,200               --               --
    Cumulative effect of a change in accounting principle .........................          541               --               --
    Depreciation and amortization .................................................       33,696           33,388           26,993
    Amortization of deferred compensation .........................................           --               80              558
    Amortization of gain on sale of real estate ...................................         (104)            (103)            (103)
    Provision for doubtful accounts ...............................................      160,623           81,227           81,178
    Undistributed earnings (loss) of minority shareholder .........................       (2,890)              70             (199)
    Amortization of discount on Senior Notes ......................................           26               26                7
 Change in assests and liabilites, net of effect of businesses acquired --
    Increase in accounts receivable ...............................................     (119,219)        (112,030)        (116,481)
    Increase in inventories .......................................................       (3,370)          (3,244)          (4,260)
    (Increase) decrease in prepaid expenses and other .............................        2,501            2,335           (2,285)
    Increase (decrease) in accounts payable .......................................       (1,669)           2,692            1,167
    Increase (decrease) in accrued liabilites and other liabilities ...............         (889)          (3,030)          23,120
    Increase in nonrefundable subscription income .................................           80            1,227              305
    Increase (decrease) in deferred income taxes ..................................       (9,438)           3,702           (4,934)
                                                                                       ---------        ---------        ---------
       Net cash  provided by (used in) operating activites ........................      (11,312)          21,804           12,571
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes ........................................           --               --          145,805
    Borrowings (repayments) on revolving credit facility, net .....................       33,307           27,500          (50,000)
    Repayment of debt and capital lease obligations ...............................       (5,704)          (7,794)         (31,887)
    Borrowings under capital lease obligations ....................................           --               --            2,701
    Issuance of common stock ......................................................          655            1,785            1,665
                                                                                       ---------        ---------        ---------
       Net cash provided by financing activites ...................................       28,258           21,491           68,284
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for buisnesses acquired (Note 2) ....................................           --          (12,665)         (36,848)
    Proceeds from the expropriation of Canadian ambulance services licenses .......        2,191               --               --
    Capital expenditures ..........................................................      (15,911)         (23,939)         (31,043)
    Increase in other assests .....................................................         (159)          (5,557)          (9,851)
                                                                                       ---------        ---------        ---------
       Net cash used in investing activities ......................................      (13,879)         (42,161)         (77,742)
                                                                                       ---------        ---------        ---------
 EFFECT OF CURRENCY EXCHANGE RATE CHANGE ..........................................           40             (465)              --
                                                                                       ---------        ---------        ---------
 INCREASE IN CASH .................................................................        3,107              669            3,113
 CASH, beginning of year ..........................................................        7,180            6,511            3,398
                                                                                       ---------        ---------        ---------
 CASH, end of year ................................................................    $  10,287        $   7,180        $   6,511
                                                                                       =========        =========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
 Fair market value of stock issued to employee benefit plan .......................    $      --        $   1,933        $      --
                                                                                       =========        =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                For the Years Ended June 30, 2000, 1999 and 1998

                                                                     2000             1999             1998
                                                                  ---------        ---------        ---------
                                                                                 (in thousands)
 NET INCOME (LOSS) ............................................   $(101,273)       $  15,464        $   7,505
    Foreign currency translation adjustments ..................          40             (465)              --
                                                                  ---------        ---------        ---------
COMPREHENSIVE INCOME (LOSS) ...................................   $(101,233)       $  14,999        $   7,505
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

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing ambulance transport services, urgent home medical care, fire protection and training services, alternative transportation services and home health care services in 25 states, the District of Columbia and Latin America. In the United States, the Company provides "911" emergency and general transport ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. In Latin America, the Company provides urgent home medical care and ambulance services under capitated service arrangements. Fire protection services are provided either under contracts with municipalities or fire districts, or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

The Company depends on certain contracts with municipalities or fire districts to provide "911" emergency ambulance services and fire protection services. The five largest contracts accounted for 12%, 11% and 12% of total revenue for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, with the largest of the five contracts accounting for 3%, 3% and 4%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

RESTRUCTURING, REVOLVING CREDIT FACILITY DEFAULT AND MANAGEMENT'S PLANS

The Company has incurred a net loss of $101.3 million for the year ended June 30, 2000 and as a result, is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility (See note 5). In addition, no further amounts can be borrowed under the revolving credit facility through the end of the waiver period, October 16, 2000. The losses incurred in fiscal year 2000 primarily relate to the Company's restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment. See Note 1 for information about the Company's restructuring charges and method for providing for doubtful accounts.

The Company has been in discussions with the revolving credit facility lenders ("Lenders") and has obtained waivers of covenant compliance through October 16, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available through the end of the waiver period. In addition, the waiver (as amended through October 16, 2000) requires us (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2000, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 ("Notes"), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2000.

As no further amounts may be borrowed, the Company will have to fund all operations, capital expenditures, regularly scheduled interest payments on the revolving credit facility and Notes and principal payments on other debt and capital lease obligations from existing cash reserves and net cash flows from operations.

The Company has self funded all obligations, including regularly scheduled interest payments on the revolving credit facility and the Notes from operating cash flow. The Company believes that its existing cash reserves and operating cash flow will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service payments through fiscal 2001. Management is actively working with the Lenders in order to obtain a long-term amendment to the credit facility. The Company believes that its current business model and strategy will generate sufficient cash flow to provide a basis for a new long-tem agreement with its current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives is dependent upon prevailing market conditions, interest rates, covenants associated with the Notes and the market price of the Company's common stock.

There can be no assurance that the Company's restructuring efforts will be successful. In addition, an amendment to the revolving credit facility, could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as the success of its restructuring program. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Rural/Metro Corporation and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30, 2000, 1999 and 1998, the Company derived approximately 23%, 24% and 29%, respectively, of its net ambulance fee collections from Medicare and 11%, 10% and 11%, respectively, from Medicaid. The reimbursement process is complex and can involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. Although the Company recognizes revenue when the services are provided, there can be lengthy delays before reimbursement is received. The Company has from time to time experienced delays in receiving reimbursements from third-party payors. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable or because additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payors. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable and may adversely affect the Company's working capital. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third-party payors to control expenditures for health care could affect the

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


revenue, cash flows, accounts receivable realization and profitability of the Company.

Effective October 1, 1999 the Company changed its methodology of determining its provision for doubtful accounts. This change is being treated as a change in accounting estimate. During the fiscal year ended June 30, 2000, management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that process changes have not brought about the benefits anticipated, led to this change. Under the Company's new method of estimating its allowance for doubtful accounts, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new method provides specific allowances based upon the age of accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which was recorded separately and is reflected in the accompanying statement of operations for the fiscal year ended June 30, 2000.

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

The Act requires that, beginning January 1, 2001, ambulance service providers accept assignment whereby the Company receives payment directly from Medicare and accepts such amount, along with the co-pay and deductible paid by the patient, as payment in full. The Act also applies the Skilled Nursing Facility Prospective Payment System (SNFPPS) to a limited number of ambulance trips to and from nursing homes. The application of SNFPPS could require the Company to negotiate new contracts or arrangements with skilled nursing facilities to provide ambulance services.

The Act also stipulates that individual states may now elect to no longer provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. HCFA also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports.

Certain actions to partially mitigate any adverse effect of these changes could be taken by the Company. These actions could include renegotiation of rates and contract subsidies provided in the Company's "911" ambulance service contracts and changes in staffing of ambulance crews based upon the negotiation for longer response times under ambulance service contracts to reduce operating costs.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. The proposed rules have not been finalized. If implemented, these rules could result in contract renegotiations or other actions by the Company to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect.

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

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                          2000                                          1999
                      -------------------------------------------   -----------------------------------------
                         LOSS            SHARES         PER SHARE      INCOME         SHARES        PER SHARE
                      (NUMERATOR)    (DENOMINATOR)       AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
                      -----------    -------------       ------      ---------      -----------      ------
 Basic EPS .....       $(101,273)          14,592       $ (6.94)     $  15,464          14,447       $  1.07
                                                        =======                                      =======
 Effect of stock
  options ......              --               --                           --             191
                       ---------        ---------                    ---------       ---------
Diluted EPS ....       $(101,273)          14,592       $ (6.94)     $  15,464          14,638       $  1.06
                       =========        =========       =======      =========       =========       =======

                                         1998
                      -----------------------------------------
                        INCOME          SHARES        PER SHARE
                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                      -----------    -------------     ------
 Basic EPS .....       $   7,505          13,529       $  0.55
                                                       =======
 Effect of stock
  options ......              --             473
                       ---------       ---------
Diluted EPS ....       $   7,505          14,002       $  0.54
                       =========       =========       =======

As a result of anti-dilutive effects, approximately 39 common stock equivalents were not included in the computation of diluted earnings per share for the year ended June 30, 2000.

FOREIGN CURRENCY TRANSLATION

Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. During the year ended June 30, 2000, the Company recognized $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses.

INVENTORIES

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

INTANGIBLE ASSETS

Intangible assets include costs in excess of the fair value of net assets of businesses acquired of $206,137,000 and $239,243,000 and covenants not to compete of $1,063,000 and $1,117,000 at June 30, 2000 and 1999, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was $28,577,000 and $25,713,000 at June 30, 2000 and 1999, respectively.


LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. See restructuring charge below and Note 2.

ACCRUED LIABILITIES

Included in accrued liabilities is $11,264,000 and $14,780,000 for salaries, wages and related payroll expenses and $0 and $2,657,000 for accrued insurance premiums at June 30, 2000 and 1999, respectively.

RESTRUCTURING CHARGE

During the year ended June 30, 2000, the Company recorded pre-tax restructuring and other charges, exclusive of the additional provision for doubtful accounts, totaling $43.3 million associated with it's restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. These charges primarily include severance, service area closing costs, and the write-off of goodwill and other impaired assets associated with the service area reduction. The components of the amounts included in restructuring charges and other and the remaining accrual at June 30, 2000, are as follows (in thousands):

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    CHARGE                       BALANCE AT
                                                   RECORDED          USAGE      JUNE 30, 2000
                                                   --------        ---------    -------------
Severance costs ............................       $  6,621        $ (3,028)       $  3,593
Lease termination costs ....................          3,299             (52)          3,247
Write off of intangible assets .............         22,250         (22,250)             --
Write-off of impaired assets and other costs         11,104          (9,421)          1,683
                                                   --------        --------        --------
                                                   $ 43,274        $(34,751)       $  8,523
                                                   ========        ========        ========

The $6.6 million of severance costs is calculated based upon the severance payments to be made to approximately 300 employees terminated under the restructuring plan.

During the year ended June 30, 1999, the Company recorded a pre-tax charge of $2.5 million for severance payments related to certain members of senior management who have left the Company. During the year ended June 30, 1998, the Company recorded a charge of $5.0 million related to severance payments. The $5.0 million charge related to the cost of terminating approximately 300 administrative employees throughout the Company. As of June 30, 1999 and June 30, 1998, the balance of the allowance for restructuring costs and severance payments was $1.3 million and $5.4 million, respectively. The allowance is included in accrued liabilities in the accompanying consolidated balance sheets. There are no allowances remaining related to the restructuring charges recorded in the years ended June 30, 1999 and June 30, 1998.

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

USE OF ESTIMATES

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States, management of the Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, particularly accounts receivable and its effect on revenue, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No 133, as amended, during the fiscal year ending June 30, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No.133, as amended.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was subsequently updated by SAB 101A. SAB 101 and SAB 101A summarize certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of its fiscal year ending June 30, 2001. The Company does not anticipate any material impact resulting from the adoption of SAB 101.

CHANGE IN ACCOUNTING PRINCIPLE

In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999 such unamortized costs totaled $933,000. During the fiscal year ended June 30, 2000, the Company wrote-off its capitalized organization costs and will expense any future organization costs incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statement of Operations as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20.

(2)     BUSINESS DEVELOPMENT ACTIVITIES

ACQUISITIONS

The Company completed no acquisitions during the year ended June 30, 2000. All five of the acquisitions completed during the year ended June 30, 1999 were accounted for as purchases in accordance with Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values at each respective acquisition date. Eight of the acquisitions completed during the year ended June 30, 1998 were accounted for as purchases in accordance with APB No. 16 and three of the acquisitions were accounted for as poolings-of-interest in accordance with APB No. 16.

The aggregate purchase price of the operations accounted for as purchases in the year ended June 30, 1999 consisted of the following:

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            Cash...................................................    $12,665
            Notes payable to sellers...............................        872
            Assumption of liabilities..............................      7,104
                                                                       -------
                Total..............................................    $20,641
                                                                       =======


The fair value of the assets purchased in the year ended June 30, 1999 was allocated as follows (in thousands):

            Property and equipment...............................        $17,511
            Intangible assets....................................          2,770
            Other assets.........................................            360
                                                                         -------
                Total............................................        $20,641
                                                                         =======

The following consolidated pro forma financial information was prepared assuming that each acquisition completed during the fiscal year ended June 30, 1999 had occurred as of the beginning of the fiscal year. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of each fiscal year and is not necessarily indicative of results that may be obtained in the future (unaudited):

            Revenue.............................................     $ 565,435
            Net income..........................................     $  15,126
            Earnings per share - basic..........................     $    1.05
            Earnings per share - diluted........................     $    1.03


JOINT VENTURE

During the fiscal year ended June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. The Company is the majority shareholder and, therefore, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the minority joint venture partner. The minority joint venture partner contributed to the joint venture all of the issued and outstanding stock of two ambulance service companies. The Company contributed to the joint venture a commitment to fund $8.0 million for additional acquisitions in the greater Baltimore, Maryland and Washington D.C. area. As of June 30, 1998, the Company had completely fulfilled the $8.0 million commitment. The joint venture agreement allows the minority joint venture partner to exercise an option to repurchase one share of stock of the joint venture, thereby increasing the minority joint venture partner's interest to 50%. Should such option be exercised, the Company would no longer be able to consolidate the joint venture into its consolidated financial statements and the equity method of accounting would be applied. The Company believes that the exercise of the option is not probable due to the mutually beneficial ongoing relationship wherein the parties are on good terms and enjoy a collaborative and participatory working relationship. The Company has received no indication of interest to exercise the option. The repurchase option provides for the repurchase at the price paid at the time of the creation of the joint venture, which is $80,000.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PUBLIC/PRIVATE ALLIANCE

During the year ended June 30, 1998, the Company entered into a public/private alliance with the San Diego Fire and Life Safety Services to provide all emergency and non-emergency transport services for the City of San Diego. As part of the alliance, a limited liability corporation (the LLC) was created with a 50/50 ownership between the Company and the City of San Diego. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and administrative support. Revenue generated under this contract totaled $10.4 million and $7.3 million for the years ended June 30, 2000 and 1999, respectively. Such revenue is included in other revenue in the accompanying consolidated financial statements. San Diego Fire and Life Safety Services also contracts with the LLC to provide emergency response and transportation services. The Company accounts for the activities of the LLC using the equity method. At June 30, 2000 and 1999, the Company's investment in the LLC was $1,011,000 and $1,598,000, respectively and such amounts are included in other assets in the accompanying consolidated financial statements. The Company's share of the undistributed earnings of the LLC was $988,000 and $861,000 for the years ended June 30, 2000 and 1999, respectively. The Company's share of such undistributed earnings is included in other revenue in the accompanying consolidated financial statements.

OTHER INVESTMENTS

During the year ended June 30, 1999, the Company made investments in companies offering ambulance services, ambulance billing services, and alternative transportation services. The Company contributed cash, accounts receivable, and fixed assets totaling $1.9 million at June 30, 1999 to these businesses. These investments have been recorded using the cost method of accounting and are included in other assets in the accompanying consolidated financial statements. The Company has determined that one of these investments is impaired as of June 30, 2000 and therefore has written off this investment and related amounts loaned to the business. The amount written off totaled $1.6 million and is included in restructuring and other charges in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2000.

(3)      PROPERTY AND EQUIPMENT

Property and equipment, including equipment held under capital leases, consisted of the following (in thousands):

                                                                                              JUNE 30,
                                                                                   --------------------------
                                                                                        2000             1999
                                                                                   ---------        ---------
                                                                                           (IN THOUSANDS)
Equipment ..................................................................       $  64,085        $  58,317
Vehicles ...................................................................          90,511           87,359
Land and buildings .........................................................          19,707           19,819
Leasehold improvements .....................................................           8,923            8,735
                                                                                   ---------        ---------
                                                                                     183,226          174,230
Less: Accumulated depreciation .............................................         (97,307)         (79,198)
                                                                                   ---------        ---------
                                                                                   $  85,919        $  95,032
                                                                                   =========        =========

No equipment was acquired under capital lease or other financing agreements during the years ended June

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


30, 2000 and 1999.

The Company held vehicles and equipment with a net carrying value of $19,120,000 and $19,889,000 at June 30, 2000 and 1999, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled $13,663,000 and $12,404,000 June 30, 2000 and 1999, respectively.

The Company has pledged assets with a net book value of $12,260,000 to secure certain of its obligations under its insurance and bonding program including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and bonding programs.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      CREDIT AGREEMENTS AND BORROWINGS

Notes payable and capital lease obligations consisted of the following:

                                                                                                  JUNE 30,
                                                                                        --------------------------
                                                                                             2000             1999
                                                                                        ---------        ---------
                                                                                                  (IN THOUSANDS)
7 7/8% senior notes due 2008, net of discount of
     $199,000 and $225,000, respectively ..........................................     $ 149,801        $ 149,775
Revolving credit facility .........................................................       146,807          113,500
Capital lease obligations and other notes payable, collateralized by property and equipment, at varying rates, from 6.89% to
     21.01%, due through 2003 .....................................................         3,808            7,802
Unsecured promissory notes payable from acquisitions at
     varying rates, from 6.0% to 9.0%, due through 2006 ...........................         1,538            3,248
                                                                                        ---------        ---------
                                                                                          301,954          274,325
Less: Current maturities ..........................................................      (299,104)          (5,765)
                                                                                        ---------        ---------
                                                                                        $   2,850        $ 268,560
                                                                                        =========        =========

7 7/8% SENIOR NOTES DUE 2008

In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually September 15, and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at June 30, 2000 and 1999 was $199,000 and $225,000, respectively, and such amounts are recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

The financial statements presented below include the separate or combined financial position for the years ended June 30, 2000 and 1999, results of operations and cash flows for the three years ended June 30, 2000, 1999 and 1998 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                                   Parent         Guarantors     Non-Guarantors     Eliminating      Consolidated
                                                   ------         ----------     --------------     -----------      ------------
                                                            ASSETS
 CURRENT ASSETS
   Cash                                           $      --        $   9,035        $   1,252        $      --        $  10,287
   Accounts receivable, net                              --          126,788           17,117               --          143,905
   Inventories                                           --           18,018            1,052               --           19,070
   Prepaid expenses and other                           531            5,129              892               --            6,552
                                                  ---------        ---------        ---------        ---------        ---------
      Total current assets                              531          158,970           20,313               --          179,814
 PROPERTY AND EQUIPMENT, net                             --           76,325            9,594               --           85,919
 INTANGIBLE ASSETS, net                                  --          131,117           76,083               --          207,200
 DUE FROM (TO) AFFILIATES                           319,747         (256,053)         (63,694)              --               --
 OTHER ASSETS                                         3,386           12,273            2,625               --           18,284
 INVESTMENT IN SUBSIDIARIES                          74,464               --               --          (74,464)              --
                                                  ---------        ---------        ---------        ---------        ---------
                                                  $ 398,128        $ 122,632        $  44,921        $ (74,464)       $ 491,217
                                                  =========        =========        =========        =========        =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                               $      --        $  11,922        $   4,213        $      --        $  16,135
   Accrued liabilities                                5,929           43,746            7,412               --           57,087
   Current portion of long-term debt                296,608            2,164              332               --          299,104
                                                  ---------        ---------        ---------        ---------        ---------
      Total current liabilities                     302,537           57,832           11,957               --          372,326
 LONG-TERM DEBT, net of current portion                  --            2,384              466               --            2,850
 NON-REFUNDABLE SUBSCRIPTION INCOME                      --           14,971               18               --           14,989
 DEFERRED INCOME TAXES                                   --             (725)             725               --               --
 OTHER LIABILITIES                                       --              101               --               --              101
                                                  ---------        ---------        ---------        ---------        ---------
         Total liabilities                          302,537           74,563           13,166               --          390,266
                                                  ---------        ---------        ---------        ---------        ---------
 MINORITY INTEREST                                       --               --               --            5,360            5,360
 STOCKHOLDERS' EQUITY
   Common stock                                         149               82               17              (99)             149
   Additional paid-in capital                       137,603           54,622           34,942          (89,564)         137,603
   Retained earnings (accumulated deficit)          (40,670)          (6,635)          (2,952)           9,587          (40,670)
   Cumulative translation adjustment                   (252)              --             (252)             252             (252)
   Treasury stock                                    (1,239)              --               --               --           (1,239)
                                                  ---------        ---------        ---------        ---------        ---------
         Total stockholders' equity                  95,591           48,069           31,755          (79,824)          95,591
                                                  ---------        ---------        ---------        ---------        ---------
                                                  $ 398,128        $ 122,632        $  44,921        $ (74,464)       $ 491,217
                                                  =========        =========        =========        =========        =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                           CONSOLIDATING BALANCE SHEET
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
                                              =========        =========        =========        =========        =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                          Parent     Guarantors     Non-Guarantors     Eliminating      Consolidated
                                                          ------     ----------     --------------     -----------      ------------
REVENUE
      Ambulance services                                $      --     $ 391,898        $  75,843        $      --        $ 467,741
      Fire protection services                                 --        56,437            1,112               --           57,549
      Other                                                    --        37,041            7,743               --           44,784
                                                        ---------     ---------        ---------        ---------        ---------
          Total revenue                                        --       485,376           84,698               --          570,074
                                                        ---------     ---------        ---------        ---------        ---------
OPERATING EXPENSES
      Payroll and employee benefits                            --       272,944           50,341               --          323,285
      Provision for doubtful accounts                          --        80,823           14,800               --           95,623
      Provision for doubtful accounts - change in
         accounting estimate                                   --        65,000               --               --           65,000
      Depreciation                                             --        22,068            2,941               --           25,009
      Amortization of intangibles                              --         6,220            2,467               --            8,687
      Other operating expenses                                 --        97,967           20,549               --          118,516
      Restructuring charge and other                           --        41,119            2,155               --           43,274
                                                        ---------     ---------        ---------        ---------        ---------
          Total expenses                                       --       586,141           93,253               --          679,394
                                                        ---------     ---------        ---------        ---------        ---------
OPERATING LOSS                                                 --      (100,765)          (8,555)              --         (109,320)
      Interest expense, net                                25,045        (1,125)           2,019               --           25,939
      Other                                                    --            --               --           (2,890)          (2,890)
                                                        ---------     ---------        ---------        ---------        ---------
LOSS BEFORE INCOME TAXES,
      EXTRAORDINARY LOSS AND CUMULATIVE
      EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE                                           (25,045)      (99,640)         (10,574)           2,890         (132,369)
BENEFIT FOR INCOME TAXES                                   (6,211)      (24,046)          (2,580)              --          (32,837)
                                                        ---------     ---------        ---------        ---------        ---------
LOSS BEFORE EXTRAORDINARY
      LOSS AND CUMULATIVE EFFECT OF A
      CHANGE IN ACCOUNTING PRINCIPLE                      (18,834)      (75,594)          (7,994)           2,890          (99,532)
EXTRAORDINARY LOSS ON EXPROPRIATION OF
      CANADIAN AMBULANCE SERVICE
      LICENSES                                                 --            --           (1,200)              --           (1,200)
CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE                                     --          (541)              --               --             (541)
                                                        ---------     ---------        ---------        ---------        ---------
NET LOSS                                                  (18,834)      (76,135)          (9,194)           2,890         (101,273)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES                       (82,439)           --               --           82,439               --
                                                        ---------     ---------        ---------        ---------        ---------
NET LOSS                                                $(101,273)    $ (76,135)       $  (9,194)       $  85,329        $(101,273)
                                                        =========     =========        =========        =========        =========
      Foreign currency translation adjustments                 --            --               40               --               40
      Comprehensive income (loss) from
      wholly-owned subsidiaries                                40            --               --              (40)              --
                                                        ---------     ---------        ---------        ---------        ---------
COMPREHENSIVE LOSS                                      $(101,233)    $ (76,135)       $  (9,154)       $  85,289        $(101,233)
                                                        =========     =========        =========        =========        =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        Parent      Guarantors     Non-Guarantors     Eliminating      Consolidated
                                                        ------      ----------     --------------     -----------      ------------
REVENUE
       Ambulance services                             $      --      $ 379,653        $  87,979        $      --        $ 467,632
       Fire protection services                              --         49,397            1,093               --           50,490
       Other                                                 --         38,813            4,431               --           43,244
                                                      ---------      ---------        ---------        ---------        ---------
            Total revenue                                    --        467,863           93,503               --          561,366
                                                      ---------      ---------        ---------        ---------        ---------
OPERATING EXPENSES
       Payroll and employee benefits                         --        240,341           57,000               --          297,341
       Provision for doubtful accounts                       --         75,743            5,484               --           81,227
       Depreciation                                          --         22,230            1,992               --           24,222
       Amortization of intangibles                          214          6,601            2,351               --            9,166
       Other operating expenses                              --         81,633           17,106               --           98,739
       Restructuring charge and other                        --          2,500               --               --            2,500
                                                      ---------      ---------        ---------        ---------        ---------
            Total expenses                                  214        429,048           83,933               --          513,195
                                                      ---------      ---------        ---------        ---------        ---------
OPERATING INCOME (LOSS)                                    (214)        38,815            9,570               --           48,171
       Interest expense, net                             19,675           (139)           1,870               --           21,406
       Other                                                 --             --               --               70               70
                                                      ---------      ---------        ---------        ---------        ---------
INCOME (LOSS) BEFORE
       PROVISION (BENEFIT) FOR
       INCOME TAXES                                     (19,889)        38,954            7,700              (70)          26,695
PROVISION (BENEFIT) FOR INCOME TAXES                     (8,353)        16,332            3,252               --           11,231
                                                      ---------      ---------        ---------        ---------        ---------
                                                        (11,536)        22,622            4,448              (70)          15,464
INCOME FROM WHOLLY-OWNED SUBSIDIARIES                    27,000             --               --          (27,000)              --
                                                      ---------      ---------        ---------        ---------        ---------
NET INCOME                                            $  15,464      $  22,622        $   4,448        $ (27,070)       $  15,464
                                                      =========      =========        =========        =========        =========
Other comprehensive income (loss), net of tax
       Foreign currency translation adjustments              --             --             (465)              --             (465)
       Comprehensive income (loss) from
            wholly-owned subsidiaries                      (465)            --               --              465               --
                                                      ---------      ---------        ---------        ---------        ---------
COMPREHENSIVE INCOME                                  $  14,999      $  22,622        $   3,983        $ (26,605)       $  14,999
                                                      =========      =========        =========        =========        =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                               Parent        Guarantors    Non-Guarantors    Eliminating     Consolidated
                                               ------        ----------    --------------    -----------     ------------
REVENUE
       Ambulance services                    $      --        $ 341,668       $  45,373       $      --        $ 387,041
       Fire protection services                     --           44,985             986              --           45,971
       Other                                        --           42,184             362              --           42,546
                                             ---------        ---------       ---------       ---------        ---------
            Total revenue                           --          428,837          46,721              --          475,558
                                             ---------        ---------       ---------       ---------        ---------
OPERATING EXPENSES
       Payroll and employee benefits                --          225,102          29,704              --          254,806
       Provision for doubtful accounts              --           76,872           4,306              --           81,178
       Depreciation                                 --           18,329             884              --           19,213
       Amortization of intangibles                 124            6,690             966              --            7,780
       Other operating expenses                     --           70,804           9,412              --           80,216
       Restructuring charge and other               --            5,000              --              --            5,000
                                             ---------        ---------       ---------       ---------        ---------
            Total expenses                         124          402,797          45,272              --          448,193
                                             ---------        ---------       ---------       ---------        ---------
OPERATING INCOME (LOSS)                           (124)          26,040           1,449              --           27,365
       Interest expense, net                     5,630            7,900             552              --           14,082
       Other                                        --               --              --            (199)            (199)
                                             ---------        ---------       ---------       ---------        ---------
INCOME (LOSS) BEFORE
       PROVISION (BENEFIT) FOR
       INCOME TAXES                             (5,754)          18,140             897             199           13,482
PROVISION (BENEFIT) FOR INCOME TAXES            (2,589)           8,146             420              --            5,977
                                             ---------        ---------       ---------       ---------        ---------
                                                (3,165)           9,994             477             199            7,505
INCOME FROM WHOLLY-OWNED SUBSIDIARIES           10,670               --              --         (10,670)              --
                                             ---------        ---------       ---------       ---------        ---------
NET INCOME                                   $   7,505        $   9,994       $     477       $ (10,471)       $   7,505
                                             =========        =========       =========       =========        =========
COMPREHENSIVE INCOME                         $   7,505        $   9,994       $     477       $ (10,471)       $   7,505
                                             =========        =========       =========       =========        =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                  Parent    Guarantors   Non-Guarantors   Eliminating   Consolidated
                                                                  ------    ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                            $(101,273)  $ (76,135)     $  (9,194)      $  85,329     $(101,273)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations--
     Write-off of assets                                               --      28,873             --              --        28,873
     Extraordinary loss                                                --          --          1,200              --         1,200
     Cumulative effect of a change in accounting principle             --         541             --              --           541
     Depreciation and amortization                                     --      28,288          5,408              --        33,696
     Amortization of gain on sale of real estate                       --        (104)            --              --          (104)
     Provision for doubtful accounts                                   --     145,823         14,800              --       160,623
     Undistributed earnings of minority shareholder                    --          --             --          (2,890)       (2,890)
     Amortization of discount on Senior Notes                          26          --             --              --            26
     Change in assets and liabilities --
     Increase in accounts receivable                                   --    (107,911)       (11,308)             --      (119,219)
     (Increase) decrease in inventories                                --      (3,451)            81              --        (3,370)
     Decrease in prepaid expenses and other                            --       2,077            424              --         2,501
     (Increase) decrease in due to/from affiliates                 64,300      10,932          7,167         (82,399)           --
     Decrease in accounts payable                                      --         822         (2,491)             --        (1,669)
     Decrease in accrued liabilities and other liabilities          2,162       1,707         (4,758)             --          (889)
     Increase (decrease) in nonrefundable subscription income          --          81             (1)             --            80
     Decrease in deferred income taxes                                 --      (9,198)          (240)             --        (9,438)
                                                                            ---------      ---------       ---------     ---------
        Net cash provided by (used in) operating activities       (34,785)     22,345          1,088              40       (11,312)
                                                                ---------   ---------      ---------       ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                    33,307          --             --              --        33,307
   Repayment of debt and capital lease obligations                     --      (3,993)        (1,711)             --        (5,704)
   Issuance of common stock                                           655          --             --              --           655
                                                                ---------   ---------      ---------       ---------     ---------
        Net cash provided by (used in) financing activities        33,962      (3,993)        (1,711)             --        28,258
                                                                ---------   ---------      ---------       ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from expropriation of Canadian ambulance service
   licenses                                                            --          --          2,191              --         2,191
   Capital expenditures                                                --     (13,945)        (1,966)             --       (15,911)
   Increase in other assets                                           783        (751)          (191)             --          (159)
                                                                ---------   ---------      ---------       ---------     ---------
        Net cash provided by (used in) investing activities           783     (14,696)            34              --       (13,879)
                                                                ---------   ---------      ---------       ---------     ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                40          --             40             (40)           40
                                                                ---------   ---------      ---------       ---------     ---------
INCREASE (DECREASE) IN CASH                                            --       3,656           (549)             --         3,107
CASH, beginning of period                                              --       5,379          1,801              --         7,180
                                                                ---------   ---------      ---------       ---------     ---------
CASH, end of period                                             $      --   $   9,035      $   1,252       $      --     $  10,287
                                                                =========   =========      =========       =========     =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                              Parent     Guarantors     Non-Guarantors   Eliminating   Consolidated
                                                              ------     ----------     --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                               $  15,464    $  22,622        $   4,448      $ (27,070)     $  15,464
   Adjustments to reconcile net income to cash
     provided by (used in) operations--
     Depreciation and amortization                                214       28,831            4,343             --         33,388
     Amortization of deferred compensation                         80           --               --             --             80
     Amortization of gain on sale of real estate                   --         (103)              --             --           (103)
     Provision for doubtful accounts                               --       75,743            5,484             --         81,227
     Undistributed earnings of minority shareholder                --           --               --             70             70
     Amortization of discount on Senior Notes                      26           --               --             --             26
     Change in assets and liabilities, net of effect
           of businesses acquired ---
     Increase in accounts receivable                               --     (100,770)         (11,260)            --       (112,030)
     Increase in inventories                                       --       (3,089)            (155)            --         (3,244)
     Decrease in prepaid expenses and other                        --        1,328            1,007             --          2,335
     (Increase) decrease in due to/from affiliates            (45,103)        (948)          15,087         30,964             --
     Increase in accounts payable                                  --        2,273              419             --          2,692
     Increase (decrease) in accrued liabilities and
     other liabilities                                            228        2,509           (5,767)            --         (3,030)
     Increase (decrease) in non-refundable subscription
     income                                                        --        1,286              (59)            --          1,227
     Increase in deferred income taxes                             --        3,198              504             --          3,702
                                                            ---------    ---------        ---------      ---------      ---------
        Net cash provided by (used in) operating
        activities                                            (29,091)      32,880           14,051          3,964         21,804
                                                            ---------    ---------        ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                27,500           --               --             --         27,500
   Repayment of debt and capital lease obligations                 --       (6,573)          (1,221)            --         (7,794)
   Issuance of common stock                                     1,785           --            4,429         (4,429)         1,785
                                                            ---------    ---------        ---------      ---------      ---------
        Net cash provided by (used in) financing
        activities                                             29,285       (6,573)           3,208         (4,429)        21,491
                                                            ---------    ---------        ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                               --         (445)         (12,220)            --        (12,665)
   Capital expenditures                                            --      (19,537)          (4,402)            --        (23,939)
   Increase in other assets                                       271       (3,863)          (1,965)            --         (5,557)
                                                            ---------    ---------        ---------      ---------      ---------
        Net cash used in investing activities                     271      (23,845)         (18,587)            --        (42,161)
                                                            ---------    ---------        ---------      ---------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE                          (465)          --             (465)           465           (465)
                                                            ---------    ---------        ---------      ---------      ---------
INCREASE (DECREASE) IN CASH                                        --        2,462           (1,793)            --            669
CASH, beginning of year                                            --        2,917            3,594             --          6,511
                                                            ---------    ---------        ---------      ---------      ---------
CASH, end of year                                           $      --    $   5,379        $   1,801      $      --      $   7,180
                                                            =========    =========        =========      =========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH
   FINANCING ACTIVITIES
Fair market value of stock issued to employee
   benefit plan                                             $   1,933    $      --        $      --      $      --      $   1,933
                                                            =========    =========        =========      =========      =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             RURAL/METRO CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                                Parent     Guarantors   Non-Guarantors   Eliminating    Consolidated
                                                                ------     ----------   --------------   -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                 $   7,505     $   9,994      $     477      $ (10,471)     $   7,505
   Adjustments to reconcile net income to cash
     provided by (used in) operations--
     Depreciation and amortization                                  131        25,012          1,850             --         26,993
     Amortization of deferred compensation                          558            --             --             --            558
     Amortization of gain on sale of real estate                     --          (103)            --             --           (103)
     Provision for doubtful accounts                                 --        76,872          4,306             --         81,178
     Undistributed earnings of minority shareholder                  --            --             --           (199)          (199)
     Amortization of discount on Senior Notes                         7            --             --             --              7
     Change in assets and liabilities, net of effect
           of businesses acquired ---
     Increase in accounts receivable                                 --      (104,836)       (11,645)            --       (116,481)
     Increase in inventories                                         --        (3,722)          (538)            --         (4,260)
     (Increase) decrease in prepaid expenses and other           (1,371)       (2,923)         2,009             --         (2,285)
     (Increase) decrease in due to/from affiliates             (244,101)      186,613         46,818         10,670             --
     Increase (decrease) in accounts payable                         --         1,696           (529)            --          1,167
     Increase (decrease) in accrued liabilities and other
     liabilities                                                  3,801        19,898           (579)            --         23,120
     Increase (decrease) in nonrefundable subscription
     income                                                          --           288             17             --            305
     Increase (decrease) in deferred income taxes                    --        (4,935)             1             --         (4,934)
                                                              ---------     ---------      ---------      ---------      ---------
        Net cash provided by (used in) operating activities    (233,470)      203,854         42,187             --         12,571
                                                              ---------     ---------      ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of senior notes                       145,805            --             --             --        145,805
   Borrowings (repayments) on revolving credit facility, net     86,000      (136,000)            --             --        (50,000)
   Repayment of debt and capital lease obligations                   --       (25,389)        (6,498)            --        (31,887)
   Borrowings of debt                                                --         2,701             --             --          2,701
   Issuance of common stock                                       1,665            --             --             --          1,665
                                                              ---------     ---------      ---------      ---------      ---------
        Net cash provided by (used in) financing activities     233,470      (158,688)        (6,498)            --         68,284
                                                              ---------     ---------      ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for businesses acquired                                 --        (6,644)       (30,204)            --        (36,848)
   Capital expenditures                                              --       (29,767)        (1,276)            --        (31,043)
   Increase in other assets                                          --        (8,858)          (993)            --         (9,851)
                                                              ---------     ---------      ---------      ---------      ---------
        Net cash used in investing activities                        --       (45,269)       (32,473)            --        (77,742)
                                                              ---------     ---------      ---------      ---------      ---------
INCREASE (DECREASE) IN CASH                                          --          (103)         3,216             --          3,113
CASH, beginning of year                                              --         3,020            378             --          3,398
                                                              ---------     ---------      ---------      ---------      ---------
CASH, end of year                                             $      --     $   2,917      $   3,594      $      --      $   6,511
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

In February 2000, the Company received a compliance waiver regarding the financial covenants contained in its revolving credit facility which covered the period December 31, 1999 through March 14, 2000. The Company has negotiated amendments to the original waiver covering periods through October 16, 2000. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: total debt leverage ratio, the total debt to capitalization ratio and the fixed charge coverage ratio. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2000, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 ("Notes"), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2000. The waiver stipulates that no additional borrowings will be available to the Company during the period covered by the waiver. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver (as amended), the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. Approximately $146.8 million was outstanding on the revolving credit facility at June 30, 2000.

At June 30, 2000, the revolving credit facility was priced at prime rate plus
0.25 percentage points plus 2.0% as specified under the waiver agreement. The weighted average interest rate on the revolving credit facility was 11.75% and 6.66% at June 30, 2000 and 1999, respectively.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DEBT MATURITIES

Aggregate debt maturities for each of the years ending June 30 are as follows:

                                        NOTES PAYABLE    CAPITAL LEASES
                                        -------------    --------------
                                               (IN THOUSANDS)
2001                                      $ 297,571        $   1,777
2002                                            414            1,027
2003                                            344              513
2004                                            144                1
2005                                            150               --
Thereafter                                      513               --
                                          ---------        ---------
                                          $ 299,136        $   3,318
Less: Amounts representing interest                             (500)
                                                           ---------
                                                           $   2,818
                                                           =========


The Company incurred interest expense of $26,474,000, $21,498,000 and $14,259,000 and paid interest of $24,169,000, $21,669,000 and $11,519,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

The Company had outstanding letters of credit totaling $6,515,000 and $2,055,000 at June 30, 2000 and 1999, respectively.

(5)      FINANCIAL INSTRUMENTS

The Company entered into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements were contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

In November 1998, the Company entered into an interest rate swap agreement that originally expired in November 2003 and effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. The Company paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced during the year ended June 30, 1999 by approximately $106,000. In June 1999, the Company terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount is being amortized against interest on a straight-line basis beginning in July 1999 through November 2003.

(6)      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was $13,160,000 $12,769,000 and $10,193,000 for the years ended June 30,
2000, 1999 and 1998, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):


           2001..........................................       $ 8,594
           2002..........................................         6,922
           2003..........................................         5,635
           2004..........................................         4,855
           2005..........................................         4,241
           Thereafter....................................         7,512

LEGAL PROCEEDINGS

The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

On August 25, 1998, the Company was named as a defendant in two purported class action lawsuits (Haskell and Ruble). The two lawsuits contain virtually identical allegations and are brought on behalf of a class of those who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Both complaints allege that between April 28, 1997 and June 11, 1998 the Company issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at an artificially inflated price. On May 25, 1999 the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. The Company and the individual defendants have moved to dismiss the Ruble action. This motion is currently pending and therefore, no discovery has taken place since our motion to dismiss was filed. As a result the Company is unable to predict the ultimate outcome of this litigation. The Company intends to defend the actions vigorously.

OTHER DISPUTES

In 1994, the Company entered into a Management Agreement with another Corporation to manage the operations of one of the Company's subsidiaries that does not provide ambulance or fire protection services. The Company also entered into an option agreement whereby the Corporation had the option to purchase the assets of the subsidiary and the Company had the option to sell the assets of this subsidiary. The Company settled this dispute during the year ended June 30, 2000. Losses relating to this dispute totaled $1.3 million and are included in restructuring charges and other in the consolidated statement of operations for the year ended June 30, 2000.

OPTION AGREEMENT

During the year ended June 30, 1999, the Company entered into an option agreement whereby the Company may elect to be issued a debenture in the principal amount of $25.0 million by a company

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


providing ambulance and other services in certain areas of Brazil. In June 2000, the Company terminated this option.

HEALTHCARE COMPLIANCE

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes as well as their applicable government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Company is currently undergoing two investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. These reviews are covering periods prior to the Company's acquisition of the operations and periods after acquisition. Management believes that the remedies existing under specific purchase agreement and reserves established in the consolidated financial statements are sufficient so that the ultimate outcome of these matters should not have a material adverse effect on the Company's financial condition.

(7)      EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. No discretionary contributions were approved for the years ended June 30, 2000, 1999 and 1998. The ESOP held, for the benefit of all participants, approximately 6% as of June 30, 2000 and 1999, of the outstanding common stock of the Company. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

In July 1999, the Company's Board of Directors approved an amendment to "freeze" the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants' accounts were fully vested as of June 30, 1999. The Company does not intend to make any contributions to the ESOP in the future.

Due to the decrease in stock price in the year ended June 30, 2000, the ESOP assets were insufficient to cover participant balances, therefore the Company made an additional contribution of $250,000.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 450,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ Small Cap Market.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


As of June 30, 2000, 353,580 shares of common stock have been issued under the ESPP.


1992 STOCK OPTION PLAN

The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 2000, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 800,000 options had been exercised. Options may be granted as incentive stock options or non-qualified stock options.

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

The following summarizes stock option activity:

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                         YEAR ENDED JUNE 30, 2000
                                                               ------------------------------------------
                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                NUMBER OF      EXERCISE PRICE    EXERCISE
                                                                 SHARES           PER SHARE        PRICE
                                                                 ------           ---------        -----
Options outstanding at beginning of year ...............       3,575,170       $1.25 - $36.00      $20.99
     Granted ...........................................         929,109       $1.38 - $ 8.00      $ 7.16
     Canceled ..........................................        (921,408)      $1.25 - $32.56      $21.20
     Exercised .........................................            (879)          $1.25           $ 1.25
                                                               ---------
Options outstanding at end of year .....................       3,581,992       $1.25 - $36.00      $17.35
                                                               =========
Options exercisable at end of year .....................       2,804,758       $1.25 - $36.00      $18.04
                                                               =========
Options available for grant at end of year .............       1,648,037
                                                               =========
Weighted average fair value per share of options granted                                           $ 3.01
                                                                                                   ======

                                                                         YEAR ENDED JUNE 30, 1999
                                                               ------------------------------------------
                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                NUMBER OF      EXERCISE PRICE    EXERCISE
                                                                 SHARES           PER SHARE        PRICE
                                                                 ------           ---------        -----
Options outstanding at beginning of year ...............       3,093,905       $1.25 - $36.00     $26.26
     Granted ...........................................       1,004,497       $6.63 - $11.81     $ 7.45
     Canceled ..........................................        (513,590)      $7.13 - $35.00     $26.90
     Exercised .........................................          (9,642)      $1.25 - $ 7.13     $ 6.64
                                                               ---------
Options outstanding at end of year .....................       3,575,170       $1.25 - $36.00     $20.99
                                                               =========
Options exercisable at end of year .....................       2,520,828       $1.25 - $36.00     $21.46
                                                               =========
Options available for grant at end of year .............       1,655,738
                                                               =========
Weighted average fair value per share of options granted                                          $ 2.55
                                                                                                  ======

                                                                          YEAR ENDED JUNE 30, 1998
                                                               --------------------------------------------
                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                NUMBER OF      EXERCISE PRICE      EXERCISE
                                                                 SHARES           PER SHARE          PRICE
                                                                 ------           ---------          -----
Options outstanding at beginning of year ...............       2,301,397       $ 5.60 - $36.00      $24.45
     Granted ...........................................       1,031,343       $ 1.25 - $34.50      $29.10
     Canceled ..........................................         (89,927)      $16.25 - $36.00      $27.50
     Exercised .........................................        (148,908)      $ 1.25 - $29.00      $14.40
                                                               ---------
Options outstanding at end of year .....................       3,093,905       $ 1.25 - $36.00      $26.26
                                                               =========
Options exercisable at end of year .....................       1,875,149                            $25.73
                                                               =========
Options available for grant at end of year .............       2,146,645
                                                               =========
Weighted average fair value per share of options granted                                            $11.04
                                                                                                    ======

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                    ----------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE    WEIGHTED                 WEIGHTED
                                  REMAINING   AVERAGE                  AVERAGE
  Range of            OPTIONS    CONTRACTUAL  EXERCISE     OPTIONS     EXERCISE
Exercise Prices     OUTSTANDING     LIFE       PRICE     EXERCISABLE     PRICE
---------------     -----------     ----       -----     -----------     -----

$ 1.25 - $6.92         317,250      7.30      $ 4.99        248,085      $ 5.01
    $ 7.13             486,168      8.17      $ 7.13        391,683      $ 7.13
$ 7.56 - $7.69          27,500      9.11      $ 7.64         15,831      $ 7.64
    $ 7.81             572,835      9.08      $ 7.81        274,016      $ 7.81
$ 8.00 - $16.25        450,022      6.72      $10.48        425,022      $10.61
$17.25 - $22.50        177,167      4.30      $17.80        177,167      $17.80
    $24.00             473,627      5.23      $24.00        407,797      $24.00
    $24.25              22,500      5.44      $24.25         22,500      $24.25
    $29.00             463,100      7.20      $29.00        307,500      $29.00
$31.25 - $36.00        591,823      6.36      $32.46        535,157      $32.48
                     ---------      ----      ------      ---------      ------

$ 1.25 - $36.00      3,581,992      7.04      $17.35      2,804,758      $18.04
                     =========      ====      ======      =========      ======

2000 NON-QUALIFIED STOCK OPTION PLAN

The Company's 2000 Non-Qualified Stock Option Plan was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the Plan was 2.0 million. Options may only be granted as non-qualified stock options.

ACCOUNTING FOR STOCK - BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 also allows an entity to continue to measure compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 2000, 1999 and 1998, using the Black-Scholes option pricing model with the following weighted average assumptions:

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           YEAR ENDED JUNE 30,
                                                        --------------------------------------------------------
                                                               2000                1999                1998
                                                        ----------------    ----------------    ----------------
                                                        OPTIONS     ESPP    OPTIONS     ESPP    OPTIONS     ESPP
                                                        -------     ----    -------     ----    -------     ----
Risk-free interest rate .............................     6.03%     6.32%     5.92%     5.43%     5.01%     4.95%
Expected dividend yield .............................     0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
Expected lives in years (after vesting for options) .      1.35      0.50      1.33      0.50      1.32      0.50
Expected volatility .................................    67.51%    99.78%    57.66%    85.20%    46.65%    63.42%


The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

                                                             OPTIONS       ESPP
                                                             -------       ----
For the year ended June 30, 2000.........................   $  2,724       $ 137
For the year ended June 30, 1999.........................   $  2,564       $ 340
For the year ended June 30, 1998.........................   $ 11,386       $ 397


If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and diluted earnings per share would have been reported as follows (in thousands):

                                                                         YEAR ENDED JUNE 30,
                                                              ----------------------------------------
                                                                  2000           1999          1998
                                                                  ----           ----          ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
    Historical.............................................    $(101,273)      $ 15,464      $ 7,505
    Pro forma..............................................    $(101,762)      $ 11,939      $ 2,090
Diluted earnings per share:
    Historical.............................................    $   (6.94)      $   1.06      $  0.54
    Pro forma..............................................    $   (6.97)      $   0.82      $  0.15

The effects of applying SFAS 123 for providing pro forma disclosures for 2000, 1999 and 1998 are not likely to be representative of the effects on reported net income and diluted earnings per share for future years, because options vest over several years and additional awards are made each year.

During March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25"("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company will be required to adopt FIN 44 in the first quarter of its fiscal year ending June 30, 2001. The Company does not anticipate any material impact resulting from the adoption of FIN 44.

401(k) PLAN

The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. The Company, at its discretion, may elect to make a matching contribution in the form of cash or the Company's common stock to each participant's account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds. The Company has accrued a matching contribution of approximately $1,906,000 for the 401(k) Plan year ended December 31, 1999. The Company made a matching contribution to the 401(k) Plan of approximately $2,206,000 for the 401(k) Plan year ended December 31, 1998.

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

(9)   RELATED PARTY TRANSACTIONS

The Company incurred legal fees of approximately $96,000, $113,000 and $148,000 for the years ended June 30, 2000, 1999 and 1998, respectively, with a law firm in which a member of the Board of Directors is a partner.

The Company incurred rental expense of $114,000 in the year ended June 30, 2000 related to leases of fire and ambulance facilities with a director of the Company and with employees that were previously owners of businesses acquired by the Company. The Company incurred rental expense of $1,895,000 and $1,490,000, in each of the years ended June 30, 1999 and 1998, respectively, related to leases of fire and ambulance facilities with two directors of the Company and with employees that were previously owners of businesses acquired by the Company.

At June 30, 1999, the Company had notes payable to employees that were previously owners of businesses acquired by the $138,000.


The Company incurred consulting fees of $85,000 in the year ended June 30, 2000 with a director of the Company. The Company incurred consulting fees of $213,000 in the year ended June 30, 1999, with two directors of the Company.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The sources of income (loss) before income taxes were as follows (in thousands):

                                             YEAR ENDED JUNE 30,
                                    -----------------------------------
                                        2000        1999         1998
                                        ----        ----         ----
United States....................   $(133,641)    $ 19,189     $ 11,791
Foreign..........................        (861)       7,506        1,691
                                    ---------     --------     --------
Income (loss) before income taxes   $(134,502)    $ 26,695     $ 13,482
                                    =========     ========     ========

The components of the provision for (benefit from) income taxes were as follows (in thousands):

                                                        YEAR ENDED JUNE 30,
                                                -----------------------------------
                                                  2000          1999         1998
                                                  ----          ----         ----
Current
   U.S. federal and state .................     $     --       $    58      $   790
   State ..................................          750           128           68
   Foreign ................................        1,560         1,532          762
                                                --------       -------      -------
         Total current provision ..........        2,310         1,718        1,620
                                                --------       -------      -------

Deferred
   U.S. federal ...........................      (33,179)        9,064        4,576
   Foreign ................................       (2,360)          449         (219)
                                                --------       -------      -------
         Total deferred provision (benefit)      (35,539)        9,513        4,357
                                                --------       -------      -------
         Total provision (benefit).........     $(33,229)      $11,231      $ 5,977
                                                ========       =======      =======


Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The components of net deferred taxes were as follows (in thousands):

                                                             JUNE 30,
                                                     ------------------------
                                                        2000          1999
                                                        ----          ----
Deferred tax liabilities
   Amortization and accelerated depreciation ..      $(19,157)      $(15,730)
   Accounts receivable valuation ..............       (16,273)       (30,820)
   Accounting method changes ..................        (1,350)        (1,910)
   Other ......................................        (1,421)          (751)
                                                     --------       --------
                                                      (38,201)       (49,211)
                                                     --------       --------
Deferred tax assets
   Restructuring charge .......................         6,634          2,997
    Compensation accruals .....................           828            974
    Insurance reserves ........................         6,314          1,758
   Net operating loss benefits ................        35,108          7,898
   Alternative minimum tax credit carryforwards         1,115          1,115
    Business tax credits ......................           505            505
    Foreign reserves ..........................           690             --
    Other .....................................            79             78
     Valuation allowance ......................       (12,832)            --
                                                     --------       --------
                                                       38,441         15,325
                                                     --------       --------
Net deferred tax liability ....................           240        (33,886)
Less current portion ..........................          (240)        24,448
                                                     --------       --------
Net long term deferred tax liability ..........      $     --       $ (9,438)
                                                     ========       ========

For the years ended June 30, 1999 and 1998 income tax benefits of $8,000 and $1,012,000, respectively, were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and vesting of stock grants. No income tax benefits were provided for the year ended June 30, 2000.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows (in thousands):

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    JUNE 30,
                                                     --------------------------------------
                                                        2000          1999           1998
                                                        ----          ----           ----
Federal income tax provision at statutory rate       $(47,076)      $  9,343       $  4,719
State taxes, net of federal benefit ...........        (3,230)           568            293
Amortization of nondeductible goodwill ........         3,792          1,590            900
Change in valuation allowance .................        12,832             --             --
Other, net ....................................           453           (270)            65
                                                     --------       --------       --------
Provision for (benefit from) income taxes .....      $(33,229)      $ 11,231       $  5,977
                                                     ========       ========       ========

The Company has provided a valuation allowance because it believes that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company has net operating losses of approximately $85 million which expire in varying amounts between 2001 and 2020.

Cash payments for income taxes (net of refunds) were approximately $2,397,000 during the year ended June 30, 2000. The Company received income tax refunds (net of payments) of approximately $2,050,000 and $3,323,000 during the years ended June 30, 1999 and 1998, respectively.

(11)    SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

The Company operates in two business segments: Emergency Medical Services ("EMS") and Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

The EMS segment includes emergency medical ambulance services provided pursuant to contracts with counties, fire districts and municipalities, as well as general transport ambulance services provided to patients requiring either advanced or basic levels of medical supervision during the transfer to and from residences and health care facilities. The EMS segment also includes critical care transport services for medically unstable patients who require critical care while being transported between health care facilities, as well as urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

The Fire and Other segment includes fire protection services consisting of fire prevention and fire suppression, as well as hazardous material containment, underwater search and recovery, mountain and confined space rescue and public education. This segment also includes the following services: industrial fire training, alarm monitoring, non-medical transportation for the handicapped and certain non-ambulatory persons, dispatch, fleet and billing.

The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Information by operating segment is set forth below (in thousands):

                                             AMBULANCE    FIRE AND OTHER     CORPORATE         TOTAL
                                             ---------    --------------     ---------         -----
YEAR ENDED JUNE 30, 2000
  Net revenues from external customers       $ 467,741       $ 102,333        $     --       $ 570,074
  Depreciation and amortization .......         22,247          10,087           1,362          33,697
  Interest expense, net ...............         21,057           4,595             286          25,938
  Equity in net income of equity method
   investees ........................              988              (8)             --             980
  Segment profit (loss) ...............       (128,455)         11,122         (17,926)       (135,259)
  Segment assets ......................        209,810          37,069           2,015         248,894
  Capital expenditures ................          6,831           8,599             481          15,911
  Investment in equity-method investees      $   1,011       $   1,100        $     --       $   2,111

                                             AMBULANCE    FIRE AND OTHER     CORPORATE         TOTAL
                                             ---------    --------------     ---------         -----
YEAR ENDED JUNE 30, 1999
  Net revenues from external customers        $467,632        $ 93,734        $     --        $561,366
  Depreciation and amortization .......         23,851           7,824           1,713          33,388
  Interest expense, net ...............         16,088           4,928             390          21,406
  Equity in net income of equity method
   investees ........................              725              17              --             742
  Segment profit (loss) ...............         33,239          11,905         (18,379)         26,765
  Segment assets ......................        253,269          40,693           2,895         296,857
  Capital expenditures ................         19,467           4,390              82          23,939
  Investment in equity-method investees       $  1,142        $  1,671        $     --        $  2,813

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                             AMBULANCE    FIRE AND OTHER     CORPORATE         TOTAL
                                             ---------    --------------     ---------         -----
YEAR ENDED JUNE 30, 1998
  Net revenues from external customers.       $387,041        $ 88,517        $     --        $475,558
  Depreciation and amortization .......         18,608           6,952           1,433          26,993
  Interest expense, net ...............          9,731           4,085             266          14,082
  Equity in net income of equity method
     investees ........................            727              43              --             770
  Segment profit (loss) ...............         23,407          12,917         (23,041)         13,283
  Segment assets ......................        218,620          38,311           3,345         260,276
  Capital expenditures ................         22,988           5,638           2,417          31,043
  Investment in equity-method investees       $    737        $  1,160        $     --        $  1,897


Information concerning principal geographic areas is set forth below (in thousands):

                                       2000                        1999                        1998
                               -----------------------     -----------------------     -----------------------
                               REVENUE    NET PROPERTY     REVENUE    NET PROPERTY     REVENUE    NET PROPERTY
                               -------    ------------     -------    ------------     -------    ------------

United States and Canada      $517,315      $ 79,257      $506,817      $ 87,441      $462,179      $ 90,003
Latin America ..........        52,759         6,662        54,549         7,591        13,379         2,542
                              --------      --------      --------      --------      --------      --------
         Total .........      $570,074      $ 85,919      $561,366      $ 95,032      $475,558      $ 92,545
                              ========      ========      ========      ========      ========      ========


(12)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended June 30, 2000 and 1999 is as follows (in thousands):

                                                         2000
                                 -------------------------------------------------------
                                  FIRST        SECOND          THIRD           FOURTH
                                 QUARTER     QUARTER (1)     QUARTER (2)     QUARTER (3)
                                 -------     -----------     -----------     -----------
Revenue                        $ 141,200      $ 147,107       $ 146,398       $ 135,369
Operating income (loss)            9,581        (57,978)        (18,002)        (42,921)
Net income (loss)                  1,884        (42,386)        (16,615)        (44,156)
Earnings (loss) per share      $    0.13      $   (2.91)      $   (1.14)      $   (3.02)

                                               1999
                      ---------------------------------------------------
                         FIRST        SECOND         THIRD        FOURTH
                      QUARTER (4)     QUARTER       QUARTER       QUARTER
                      -----------     -------       -------       -------
Revenue                 $138,795      $139,589      $142,933      $140,049
Operating income          10,507        13,381        13,742        10,541
Net income                 3,062         4,639         4,711         3,052
Earnings per share      $   0.21      $   0.32      $   0.32      $   0.21

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) In the second quarter of the year ended June 30, 2000, the Company recorded a $65.0 million additional provision for doubtful accounts related to a change in its methodology of determining its allowance for doubtful accounts.

(2) In the third quarter of the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge of $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(3) In the fourth quarter of the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge of $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(4) In the first quarter of the year ended June 30, 1999, the Company recorded a pre-tax charge of $2.5 million related to severance payments.

                                 SCHEDULE II

                           RURAL/METRO CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                      JUNE 30,
                                                      --------
                                        2000            1999            1998
                                        ----            ----            ----
Allowance for doubtful accounts
  Balance at beginning of year       $  43,392       $  69,552       $  35,814
  Provision charged to expense         160,623          81,227          81,178
  Write-offs ..................       (116,263)       (107,387)        (47,440)
                                     ---------       ---------       ---------
  Balance at end of year ......      $  87,752       $  43,392       $  69,552
                                     =========       =========       =========

                                                      JUNE 30,
                                                      --------
                                        2000            1999            1998
                                        ----            ----            ----
Restructuring allowance
  Balance at beginning of year        $  1,328        $  5,407        $  4,815
  Provision ...................         43,274           2,500           5,000
  Payments/usage ..............        (36,079)         (6,579)         (4,408)
                                     ---------       ---------       ---------
  Balance at end of year ......       $  8,523        $  1,328        $  5,407
                                     =========       =========       =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors Nominees" as set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business - Executive Officers" contained in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  Financial Statements and Schedules

                                                                                                             PAGE
                                                                                                             ----
    (i) Financial Statements

        (1)  Report of Independent Public Accountants .....................................................   44

        (2)  Consolidated Financial Statements Consolidated Balance Sheets at
             June 30, 2000 and 1999 .......................................................................   45

             Consolidated Statements of Income for the Years Ended June 30, 2000,
             1999, and 1998 ...............................................................................   46

             Consolidated Statements of Changes in Stockholders' Equity for the Years
             Ended June 30, 2000, 1999, and 1998 ..........................................................   47

             Consolidated Statements of Cash Flows for the Years Ended June 30,
             2000, 1999, and 1998 .........................................................................   48

             Consolidated Statements of Comprehensive Income for the Years Ended
             June 30, 2000 and 1999 .......................................................................   49

             Notes to Consolidated Financial Statements ...................................................   51

   (ii) Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts .....................................................   85

         All other schedules have been omitted on the basis of immateriality or because such schedules are not otherwise applicable

   (b)      Reports on Form 8-K:

      Form 8-K filed April 14, 2000 relating to Provisional Wavier and
         Standstill Agreement dated as of March 14, 2000 and the First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000

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

 10.16(a)         Form of Employment Agreement by and between Registrant and Mark E.
                  Liebner, effective January 1, 1998(14)

 10.16(c)         Form of Change of Control Agreement by and between Mark E. Liebner dated March 4, 1998(14)

 10.16(d)         Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated November
                  24, 1997, (ii) R. Bruce Hillier, effective October 28, 1997, (iii)
                  Dr. Michel A. Sucher, effective December 1, 1995, and (iv) John S.
                  Banas III, effective March 10, 2000 (14)

 10.16(f)         Employment Agreement by and between Registrant and Robert E. Ramsey
                  Jr., dated June 30, 1997(9)

 10.16(g)         Employment Agreement by and between Registrant and John B. Furman effective July 29, 1999(17)

 10.16(h)         Change of Control Agreement by and between Registrant and John B.
                  Furman, effective November 1, 1999(17)

 10.16(i)         Severance Agreement by and between Warren S. Rustand and Registrant effective August 24, 1998(14)

 10.16(j)         Consulting Agreement by and between James H. Bolin and Registrant effective January 1, 1998(14)

 10.16(k) Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)

 10.16(l)         Employment Agreement by and between the Registrant and Jack E.
                  Brucker, effective February 22, 2000

 10.16(m)         Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel A. Sucher, effective November 7, 1997, (ii) R. Bruce Hillier, effective October
                  20, 1997, and (iii) John S. Banas III, effective March 10, 2000 (18)

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

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------
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

 10.55             Provisional Waiver and Standstill Agreement dated as of March 14,
                   2000(19)

 10.56             First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(19)

 10.57 Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(20)

 21                Subsidiaries of Registrant

 23                Consent of Arthur Andersen LLP

 27                Financial Data Schedule

-----------

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

(13) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.

(14) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1998.

(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.

(16) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 11, 1999.

(17) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 15, 1999.

(18) Incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).

(19) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on April 14, 2000.

(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on July 28, 2000.

                                   SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RURAL/METRO CORPORATION


                                     By: /s/ JACK E. BRUCKER
                                         ______________________________
                                         Jack E. Brucker
                                         President and Chief Executive Officer

September 28, 2000

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                  TITLE                  DATE
               ---------                  -----                  ----
/s/ JACK E. BRUCKER              President, Chief             September 28, 2000
___________________________      Executive Officer and
Jack E. Brucker                  Director (Principal
                                 Executive Officer)

/s/ RANDALL L. HARMSEN           Vice President of            September 28, 2000
___________________________      Finance (Principal
Randall L. Harmsen               Financial Officer and
                                 Principal Accounting
                                 Officer)

/s/ COR J. CLEMENT               Chairman of the Board        September 28, 2000
___________________________      of Directors
Cor J. Clement

/s/ LOUIS G. JEKEL               Vice Chairman of the         September 28, 2000
___________________________      Board of Directors
Louis  G. Jekel

                                 Director                     September __, 2000
___________________________
Mary Anne Carpenter

/s/ WILLIAM C. TURNER            Director                     September 28, 2000
___________________________
William C. Turner

/s/ HENRY G. WALKER              Director                     September 28, 2000
___________________________
Henry G. Walker

/s/ LOUIS A. WITZEMAN            Director                     September 28, 2000
___________________________
Louis A. Witzeman

EXHIBIT NO.                          EXHIBIT INDEX
-----------                          -------------
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

 10.16(a)         Form of Employment Agreement by and between Registrant and Mark E.
                  Liebner, effective January 1, 1998(14)

 10.16(c)         Form of Change of Control Agreement by and between Mark E. Liebner dated March 4, 1998(14)

 10.16(d)         Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated November
                  24, 1997, (ii) R. Bruce Hillier, effective October 28, 1997, (iii)
                  Dr. Michel A. Sucher, effective December 1, 1995, and (iv) John S.
                  Banas III, effective March 10, 2000 (14)

 10.16(f)         Employment Agreement by and between Registrant and Robert E. Ramsey
                  Jr., dated June 30, 1997(9)

 10.16(g)         Employment Agreement by and between Registrant and John B. Furman effective July 29, 1999(17)

 10.16(h)         Change of Control Agreement by and between Registrant and John B.
                  Furman, effective November 1, 1999(17)

 10.16(i)         Severance Agreement by and between Warren S. Rustand and Registrant effective August 24, 1998(14)

 10.16(j)         Consulting Agreement by and between James H. Bolin and Registrant effective January 1, 1998(14)

 10.16(k) Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)


EXHIBIT NO.                          EXHIBIT INDEX
-----------                          -------------
 10.16(l)         Employment Agreement by and between the Registrant and Jack E.
                  Brucker, effective February 22, 2000

 10.16(m)         Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel A. Sucher, effective November 7, 1997, (ii) R. Bruce Hillier, effective October
                  20, 1997, and (iii) John S. Banas III, effective March 10, 2000 (18)

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

 10.55            Provisional Waiver and Standstill Agreement dated as of March
                  14, 2000(19)


EXHIBIT NO.                          EXHIBIT INDEX
-----------                          -------------
 10.56             First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(19)

 10.57 Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(20)

 21                Subsidiaries of Registrant

 23                Consent of Arthur Andersen LLP

 27                Financial Data Schedule

-----------

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

(13) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.

(14) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1998.

(15) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.

(16) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 11, 1999.

(17) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 15, 1999.

(18) Incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).

(19) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on April 14, 2000.

(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on July 28, 2000.