Form 10-K/A
period 2000-06-30
RURAL METRO CORP /DE/
filed 2000-10-30
CIK 906326

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AS OF OCTOBER 25, 2000 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE AVERAGE SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $22,862,292. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of October 25, 2000, there were 14,626,336 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..........    2

PART I
  ITEM 1.   BUSINESS....................................................    3
  ITEM 2.   PROPERTIES..................................................   27
  ITEM 3.   LEGAL PROCEEDINGS...........................................   27

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   28

PART II
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   29
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   29
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   31
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   42
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   43
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   79

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   80
  ITEM 11.  EXECUTIVE COMPENSATION......................................   82
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   91

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   93

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   94
SIGNATURES..............................................................   98

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

  Expansion of Services to Meet the Evolving Needs of the Public Sector and Health Care Providers

     We plan to expand our general transport services through marketing efforts to hospitals, health maintenance organizations, and other health care providers and our emergency ambulance services through the pursuit of new contracts and alliances with municipalities and fire districts. Based on our public/private alliance with San Diego Fire & Life Safety Services, our ambulance service contract in Aurora, Colorado, and our contracts with numerous Arizona municipalities, we believe that, in certain circumstances, contracting and partnering may provide a cost-effective approach to expanding into certain service areas. We will continue to seek mutually beneficial public/private alliances and municipal contracts. We intend to respond to the needs of health care and managed care providers by delivering high-quality, efficient, and cost-effective services and by transporting patients to the most appropriate treatment facility, particularly in those geographic areas in which we have been able to achieve market leadership. We believe that our communications and logistics skills will allow us to offer services that will improve the responsiveness and cost-effectiveness of health care services in a managed care environment. We expect to pursue alliances with health care providers through the establishment of service contracts, through the development of business relationships, and through selective, strategic acquisitions of health care and safety-related providers, which would provide opportunities for us to integrate our services with such other service providers.

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

  Acquisition of Ambulance Service Providers

     Our acquisition program focuses on very selective targeted strategic acquisitions. We evaluate proposed acquisitions on the potential to increase operating margins and returns on investment and our ability to establish a strong strategic local relationship. We believe that the fragmented nature of the industry, combined with the lack of capital and limited management systems that characterize many providers, provides us with the opportunity to acquire additional ambulance service providers, including hospital-owned providers, that would benefit from our management and operational systems, resulting in productivity gains and enhanced levels of service. Our ability to complete acquisitions depends upon the availability of cash from operations or additional debt or equity financing, our capitalization, and the market price of our common stock. A continuation of the depressed market price of our common stock has resulted and may continue to result in a slower pace of acquisitions in the future. See "Risk Factors -- We have significant indebtedness," "-- We face risks associated with our prior rapid growth, integration, and acquisitions," and "-- The market price of our common stock may be volatile" contained in Item 1 of this Report.

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

  Entrance into International Markets

     We have capitalized on the growth opportunities created by the privatization of health and safety services in markets such as Argentina and the expansion of health insurance companies and health maintenance organizations into Latin America. We believe select Latin America markets, including the nations of the MERCOSUR, represent a growth opportunity and provide a model for a capitated health care environment encompassing both ambulance transport and mobile health care utilizing call centers, telephone triage, and house calls by physicians and nurses. We evaluate opportunities to enter into international markets through alliances based on factors such as the economic and political climate, the availability of capital, our ability to establish a strong strategic local relationship and a solid corporate infrastructure of systems and management talent, the potential to increase operating margins and returns on capital, and the opportunity to offer value-added services that broaden our participation in the health care market. See "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions," and "-- We face additional risks associated with our international operations" contained in Item 1 of this Report.

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

     Upon arrival at an emergency, the ALS crew members deploy portable life support equipment, ascertain the patient's medical condition, and, if required, begin life support techniques and procedures that may include airway intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions. The crew also may perform basic life support ("BLS") services, which include basic airway management, hemorrhage control, stabilization of fractures, emergency childbirth, and basic vehicle extrication. As soon as medically appropriate, the patient is placed on a portable gurney and carried into the ambulance. While a paramedic monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. En route, the ALS crew alerts the hospital regarding the patient's medical condition, and if necessary, the attending paramedic seeks advice from a hospital emergency room physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency room.

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

MANAGEMENT SYSTEMS

     We utilize sophisticated management systems, which we believe enhance the productivity and profitability of our existing operations and enable us to enhance the productivity and profitability of acquired operations. These systems permit us to achieve economies of scale at the local operational level through the proper utilization of personnel and equipment and at the corporate level through centralized systems for billings, collections, purchasing, accounting, cash management, human resources, and risk management.

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

     We believe our investment in management systems and our effective use of these systems represent key components in our success. Our financial reporting system facilitates our successful integration of acquired companies. We place a high priority on evaluating the management and reporting systems of acquired operations and subsequently integrating or transitioning these systems to improve operating efficiencies. Upon completion of an acquisition, we establish critical success factors, including number of transports, ratio of transports to calls, resource utilization, and pricing statistics, which are monitored daily. We focus on converting acquired businesses onto our technology to promote consistent and timely reporting, taking over cash management functions, and integrating acquired businesses into our LAN/WAN communications infrastructure. We are committed to an ongoing enhancement of our systems to provide productive, timely information and effective controls and believe that our management systems have the capability to support sustained long-term growth. For additional information regarding our ability to successfully integrate acquired companies into our existing management systems, see "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions" contained in Item 1 of this Report.

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

                                                          1998    1999    2000
                                                          ----    ----    ----
Medicare................................................   29%     24%     23%
Medicaid................................................   11%     10%     11%
Private insurers........................................   39%     41%     47%
Patients................................................   21%     25%     19%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ===     ===     ===

     Companies in the ambulance service industry maintain high provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payors and generally is higher for transports resulting from "911" emergency calls than for general transport requests. See "Risk Factors -- We depend on reimbursements by third-party payors and individuals," and "-- Proposed rules may adversely affect our reimbursement rates of coverage" contained in Item 1 of this Report.

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

MARKETING AND SALES

     Counties, fire districts, and municipalities generally award contracts to provide "911" emergency services either through requests for competitive proposals or bidding processes. In some instances in which we are the existing provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We believe that counties, fire districts, and municipalities consider the quality of care, historical response time performance, and total cost, both to the municipality or county and to the public, to be among the most important factors in awarding contracts. In addition, we will continue to seek to enter into public/ private alliances to compete for new business. Our alliance with San Diego Fire & Life Safety Services allowed the entities to bid for and win a five-year contract to provide "911" and ambulance services throughout the City of San Diego.

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

                                                                   EXPIRATION
                                                 TERM IN YEARS        DATE        TYPE OF SERVICE(1)
                                                 -------------    ------------    ------------------
Ambulance
  Orange County, Florida(2)....................        2          October 2002    911/General
  Rochester, New York(3).......................        4          October 2000    911
  Knox County, Tennessee(4)....................        4             June 2002    911
  Fort Worth, Texas(5).........................        5           August 2004    911
Integrated Fire and Ambulance Scottsdale,
  Arizona(6)...................................        5             July 2001    911

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

     Applicable federal, state, local, and foreign laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See "Risk Factors -- Proposed rules may adversely affect our reimbursement rates of coverage," "-- Certain state and local governments regulate rate structures and limit rates of return," "-- Numerous governmental entities regulate our business," and "-- Health care reforms and cost containment may affect our business" contained in Item 1 of this Report.

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

                                                               HIGH      LOW
                                                              ------    -----
YEAR ENDED JUNE 30, 1999
  First quarter.............................................  $13.50    $6.13
  Second quarter............................................  $12.50    $6.13
  Third quarter.............................................  $12.00    $7.75
  Fourth quarter............................................  $10.63    $7.00
YEAR ENDED JUNE 30, 2000
  First quarter.............................................  $10.00    $6.13
  Second quarter............................................  $ 7.63    $3.94
  Third quarter.............................................  $ 5.94    $1.13
  Fourth quarter............................................  $ 2.38    $1.13
YEAR ENDED JUNE 30, 2001
  First quarter.............................................  $ 2.31    $1.50
  Second quarter (through October 25, 2000).................  $ 2.00    $1.63

     On October 25, 2000, the closing sale price of our common stock was $1.63 per share. On October 25, 2000, there were approximately 965 holders of record of our common stock.

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

                                                             YEARS ENDED JUNE 30,
                                             -----------------------------------------------------
                                               2000        1999       1998       1997       1996
                                             ---------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Ambulance services.......................  $ 467,741   $467,632   $387,041   $257,488   $197,201
  Fire protection services.................     57,549     50,490     45,971     42,163     38,770
  Other....................................     44,784     43,244     42,546     20,154     14,292
                                             ---------   --------   --------   --------   --------
          Total revenue....................    570,074    561,366    475,558    319,805    250,263
Operating expense
  Payroll and employee benefits............    323,285    297,341    254,806    170,833    135,464
  Provision for doubtful accounts..........     95,623     81,227     81,178     43,424     31,036
  Provision for doubtful accounts -- change
     in estimate...........................     65,000         --         --         --         --
  Depreciation.............................     25,009     24,222     19,213     12,136      9,778
  Amortization of intangibles..............      8,687      9,166      7,780      4,660      3,569
  Other operating expenses.................    118,516     98,739     80,216     54,922     45,752
  Loss contract/restructuring charge.......     43,274      2,500      5,000      6,026         --
                                             ---------   --------   --------   --------   --------
Operating income (loss)....................   (109,320)    48,171     27,365     27,804     24,664
  Interest expense, net....................     25,939     21,406     14,082      5,720      5,108
  Other....................................     (2,890)        70       (199)        --         --
                                             ---------   --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary loss and cumulative effect
  of a change in accounting principle......   (132,369)    26,695     13,482     22,084     19,556
(Provision for) benefit from income
  taxes....................................     32,837    (11,231)    (5,977)    (9,364)    (8,044)
                                             ---------   --------   --------   --------   --------
Income (loss) before extraordinary loss and
  cumulative effect of a change in
  accounting principle.....................    (99,532)    15,464      7,505     12,720     11,512
Extraordinary loss on expropriation of
  Canadian ambulance service licenses......     (1,200)        --         --         --         --
Cumulative effect of a change in accounting
  principle................................       (541)        --         --         --         --
                                             ---------   --------   --------   --------   --------
Net income (loss)..........................  $(101,273)  $ 15,464   $  7,505   $ 12,720   $ 11,512
                                             =========   ========   ========   ========   ========
Basic earnings per share(1)
  Income (loss) before extraordinary
     item..................................  $   (6.82)  $   1.07   $    .55   $   1.10   $   1.20
  Extraordinary loss.......................      (0.08)        --         --         --         --
  Cumulative effect........................      (0.04)
          Net income (loss)................  $   (6.94)  $   1.07   $    .55   $   1.10   $   1.20
                                             =========   ========   ========   ========   ========
Diluted earnings per share(1)
  Income (loss) before extraordinary
     item..................................  $   (6.82)  $   1.06   $    .54   $   1.04   $   1.14
  Extraordinary item.......................      (0.08)        --         --         --         --
  Cumulative effect of change in accounting
     principle.............................      (0.04)        --         --         --         --
                                             ---------   --------   --------   --------   --------
          Net income (loss)................  $   (6.94)  $   1.06   $    .54   $   1.04   $   1.14
                                             =========   ========   ========   ========   ========
Weighted average number of shares
  outstanding(1)
  Basic....................................     14,592     14,447     13,529     11,585      9,570
  Diluted..................................     14,592     14,638     14,002     12,271     10,075

                                                             JUNE 30,
                                     ---------------------------------------------------------
                                       2000         1999        1998        1997        1996
                                     ---------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Working capital....................  $(192,512)   $140,929    $110,529    $ 94,766    $ 55,402
Total assets.......................    491,217     579,907     535,452     364,066     230,114
Current portion of long-term
  debt(2)..........................    299,104       5,765       8,565       9,814       6,610
Long-term debt, net of current
  portion(2).......................      2,850     268,560     243,831     144,643      60,731
Stockholders' equity...............     95,591     196,839     177,773     159,808     119,966

---------------
(1) Earnings per share for all periods presented has been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(2) Includes balances outstanding under our revolving credit facility of $146,807,000 at June 30, 2000, $113,500,000 at June 30, 1999, $86,000,000 at
    June 30, 1998, $134,000,000 at June 30, 1997, and $49,500,000 at June 30,
    1996. At June 30, 2000 the amounts outstanding under our revolving credit facility and the senior notes have been classified as a current liability.

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

     We have pledged assets with a net book value of $12,260,000 to secure certain of our obligations under our insurance and bonding program, including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and bonding program.

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

RESULTS OF OPERATIONS

     The following table sets forth the years ended June 30, 2000, 1999, and 1998, certain items from our consolidated financial statements expressed as a percentage of total revenue:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenue
  Ambulance services........................................   82.0%    83.3%    81.4%
  Fire protection services..................................   10.1      9.0      9.7
  Other.....................................................    7.9      7.7      8.9
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
Operating expenses
  Payroll and employee benefits.............................   56.7     53.0     53.6
  Provision for doubtful accounts...........................   16.8     14.5     17.1
  Provision for doubtful accounts -- change in estimate.....   11.4       --       --
  Depreciation..............................................    4.4      4.3      4.0
  Amortization of intangibles...............................    1.5      1.6      1.6
  Other operating expenses..................................   20.8     17.6     16.9
  Restructuring charge......................................    7.6      0.4      1.0
                                                              -----    -----    -----
Operating income (loss).....................................  (19.2)     8.6      5.8
  Interest expense, net.....................................    4.6      3.8      3.0
  Other.....................................................   (0.5)     0.0      0.0
                                                              -----    -----    -----
Income (loss) before income taxes, extraordinary loss and
  cumulative effect of a change in accounting principle.....  (23.3)     4.8      2.8
  Provision (benefit) for income taxes......................   (5.8)     2.0      1.2
                                                              -----    -----    -----
Net income (loss) before extraordinary loss and cumulative
  effect of a change in accounting principle................  (17.5)     2.8      1.6
Extraordinary loss..........................................   (0.2)      --       --
Cumulative effect of a change in accounting principle.......   (0.1)      --       --
                                                              -----    -----    -----
Net income (loss)...........................................  (17.8)%    2.8%     1.6%
                                                              =====    =====    =====

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

     Interest expense increased by $4.5 million, or 21.0%, from $21.4 million for the year ended June 30, 1999 to $25.9 million for the year ended June 30, 2000. This increase was caused by higher debt balances, fees, and additional interest incurred in conjunction with various waiver agreements and higher interest rates than historically incurred.

     Our effective tax rate decreased from 42.0% for the year ended June 30, 1999 to 24.7% for the year ended June 30, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of $12.8 million has been provided because the company believes that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes."

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

                             SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,
                              1998(1)      1998       1999       1999       1999      1999(2)    2000(3)    2000(4)
                             ---------   --------   --------   --------   ---------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Ambulance service........  $116,265    $115,759   $119,751   $115,857   $116,897    $121,109   $119,902   $109,833
  Fire protection..........    12,643      12,591     12,372     12,884     13,063      14,551     14,981     14,954
  Other revenue............     9,887      11,239     10,810     11,308     11,240      11,447     11,515     10,582
                             --------    --------   --------   --------   --------    --------   --------   --------
  Total revenue............   138,795     139,589    142,933    140,049    141,200     147,107    146,398    135,369
  Operating income
    (loss).................    10,507      13,381     13,742     10,541      9,581     (57,978)   (18,002)   (42,921)
  Net income (loss)........     3,602       4,639      4,711      3,052      1,884     (42,386)   (16,615)   (44,156)
Diluted earnings (loss) per
  share....................  $   0.21    $   0.32   $   0.32   $   0.21   $   0.13    $  (2.91)  $  (1.14)  $  (3.02)
                             ========    ========   ========   ========   ========    ========   ========   ========

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

     The provision for doubtful accounts increased from $81.2 million at June 30, 1999 to $160.6 million at June 30, 2000. The primary reason for this increase is the additional provision for doubtful accounts of $65.0 million recorded in the year ended June 30, 2000 to reflect the effect of the change in our method of estimating our provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2000, we accelerated on increasing the quality of our revenue by exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in our method of estimating our allowance for doubtful accounts. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our estimation methodology to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid, and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. Management believes that we now have a more predictable method of determining the realizable value of our accounts receivable.

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

     Our $200 million revolving credit facility was priced at the greater of (i) prime rate, (ii) Federal Funds rate plus 0.5% plus the applicable margin, or
(iii) a LIBOR-based rate. The LIBOR-based rates ranged from LIBOR plus 0.875% to LIBOR plus 1.75%. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25%. At June 30, 2000, the weighted average interest rate was 9.75% on the revolving credit facility. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios. Approximately $146.8 million was outstanding on the revolving credit facility at June 30, 2000. In February 2000, we received a compliance waiver regarding the financial covenants contained in our revolving credit facility, which covered the period from December 31, 1999 through March 14, 2000. In March, we received an additional waiver, which was amended in April, regarding the financial covenants which covers the period from March 15, 2000, through July 14, 2000. Additional waivers were obtained in July covering the period from July 14, 2000 to October 16, 2000 and in October covering the period from October 16, 2000 to January 31, 2001. The waivers cover the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waivers stipulate that no additional borrowings will be available to us during the period of March 15, 2000 through January 31, 2001. In addition, the wavier (as amended) requires us (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. There is no assurance that we are in compliance with all of the technical conditions of the waiver. We have discussed with our lenders our failure to maintain positive consolidated operating income net of restructuring charges at June 30, 2000, and the lenders have not asserted that we have failed to comply with any requirements under the waiver. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period of April 13, 2000 through January 31, 2001, we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period, which interest is payable on January 31, 2001. A condition of the waiver agreement requires us to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility.

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

     During the year ended June 30, 1999, we made investments in companies offering ambulance services, ambulance billing services, and alternative transportation services. We contributed cash, accounts receivable, and fixed assets totaling $1.9 million at June 30, 1999 to these businesses. During the year ended June 30, 2000, one of these investments was determined to be impaired and amounts totaling $1.6 million were written-off. These amounts represent the initial investment plus other amounts loaned to the company. These investments have been recorded using the cost method of accounting.

     We expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our operating and capital needs for operations for the 12 months subsequent to June 30, 2000. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections. We are actively working with the lenders in order to obtain a long-term amendment to the credit facility. We believe that our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, our financial condition, covenants in our debt agreements, and the market price of our common stock.

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

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At June 30, 2000 our balance sheet reflects a $252,000 cumulative equity adjustment (decrease) from foreign currency translation. During the year ended June 30, 2000, we recognized $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows, and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. See "Risk Factors -- We face risks associated with international operations and foreign currency fluctuations".

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

                                          /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
  September 20, 2000

                            RURAL/METRO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash........................................................  $ 10,287    $  7,180
Accounts receivable, net of allowance for doubtful accounts
  of $87,752 and $43,392 respectively (Note 1)..............   143,905     185,454
Inventories.................................................    19,070      16,371
Prepaid expenses and other..................................     6,552      13,630
                                                              --------    --------
          Total current assets..............................   179,814     222,635
Property and equipment, net (Notes 1, 2 and 3)..............    85,919      95,032
Intangible assets, net (Notes 1 and 2)......................   207,200     240,360
Other assets................................................    18,284      21,880
                                                              --------    --------
                                                              $491,217    $579,907
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $ 16,135    $ 17,782
Accrued liabilities (Note 1)................................    57,087      58,159
Current portion of long-term debt (Notes 1, 4 and 5)........   299,104       5,765
                                                              --------    --------
          Total current liabilities.........................   372,326      81,706
Long-term debt, net of current portion (Notes 1, 4 and 5)...     2,850     268,560
Non-refundable subscription income..........................    14,989      14,909
Deferred income taxes.......................................        --       9,438
Other liabilities...........................................       101         205
                                                              --------    --------
          Total liabilities.................................   390,266     374,818
                                                              --------    --------
MINORITY INTEREST...........................................     5,360       8,250
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Notes 7 and 8)
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none issued at June 30, 2000 and 1999.........        --          --
Common stock, $.01 par value, 23,000,000 shares authorized,
  14,626,336 and 14,530,312 shares outstanding at June 30,
  2000 and 1999, respectively...............................       149         148
Additional paid-in capital..................................   137,603     137,792
Retained earnings (accumulated deficit).....................   (40,670)     60,603
Cumulative translation adjustment...........................      (252)       (465)
Treasury stock, at cost, 149,456 shares at June 30, 2000 and
  1999......................................................    (1,239)     (1,239)
                                                              --------    --------
          Total stockholders' equity........................    95,591     196,839
                                                              --------    --------
                                                              $491,217    $579,907
                                                              ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            RURAL/METRO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                 2000            1999           1998
                                                              -----------     ----------     ----------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUE
  Ambulance services........................................   $ 467,741       $467,632       $387,041
  Fire protection services..................................      57,549         50,490         45,971
  Other.....................................................      44,784         43,244         42,546
                                                               ---------       --------       --------
         Total revenue......................................     570,074        561,366        475,558
                                                               ---------       --------       --------
OPERATING EXPENSES
  Payroll and employee benefits.............................     323,285        297,341        254,806
  Provision for doubtful accounts...........................      95,623         81,227         81,178
  Provision for doubtful accounts -- change in accounting
    estimate (Note 1).......................................      65,000             --             --
  Depreciation..............................................      25,009         24,222         19,213
  Amortization of intangibles...............................       8,687          9,166          7,780
  Other operating expenses..................................     118,516         98,739         80,216
  Restructuring charge and other (Note 1)...................      43,274          2,500          5,000
                                                               ---------       --------       --------
         Total expenses.....................................     679,394        513,195        448,193
                                                               ---------       --------       --------
OPERATING INCOME (LOSS).....................................    (109,320)        48,171         27,365
  Interest expense, net (Note 4 and 5)......................      25,939         21,406         14,082
  Other.....................................................      (2,890)            70           (199)
                                                               ---------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.......    (132,369)        26,695         13,482
PROVISION FOR (BENEFIT FROM) INCOME TAXES (NOTE 10).........     (32,837)        11,231          5,977
                                                               ---------       --------       --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE................     (99,532)        15,464          7,505
EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE
  SERVICE LICENSES (NET OF INCOME TAXES)....................      (1,200)            --             --
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET
  OF AN INCOME TAX BENEFIT OF $392).........................        (541)            --             --
                                                               ---------       --------       --------
NET INCOME (LOSS)...........................................   $(101,273)      $ 15,464       $  7,505
                                                               =========       ========       ========

INCOME (LOSS) PER SHARE
  Basic --
    Income (loss) before extraordinary loss and cumulative
      effect of a change in accounting principle............  $   (6.82)   $   1.07    $   0.55
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses............................      (0.08)         --          --
    Cumulative effect of change in accounting principle.....      (0.04)         --          --
                                                              ---------    --------    --------
  Net income (loss).........................................  $   (6.94)   $   1.07    $   0.55
                                                              =========    ========    ========
  Diluted --
    Income (loss) before extraordinary loss and cumulative
      effect of a change in accounting principle............  $   (6.82)   $   1.06    $   0.54
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses............................      (0.08)         --          --
    Cumulative effect of change in accounting principle.....      (0.04)         --          --
                                                              ---------    --------    --------
  Net income (loss).........................................  $   (6.94)   $   1.06    $   0.54
                                                              =========    ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC...............     14,592      14,447      13,529
                                                              =========    ========    ========
AVERAGE NUMBER OF SHARES OUTSTANDING -- DILUTED.............     14,592      14,638      14,002
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

                            RURAL/METRO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                RETAINED
                                                 ADDITIONAL     EARNINGS                    CUMULATIVE
                            PREFERRED   COMMON    PAID-IN     (ACCUMULATED     DEFERRED     TRANSLATION    TREASURY
                              STOCK     STOCK     CAPITAL       DEFICIT)     COMPENSATION   ADJUSTMENT       STOCK        TOTAL
                            ---------   ------   ----------   ------------   ------------   -----------   -----------   ---------
                                                                       (IN THOUSANDS)
BALANCE, JUNE 30, 1997....     $--       $130     $121,355     $  40,334        $(772)         $  --        $(1,239)    $ 159,808
  Issuance of 803,565
    shares of common stock
    for
    pooling-of-interests
    (Note 2)..............     --           8          946        (2,700)          --             --             --        (1,746)
                               --        ----     --------     ---------        -----          -----        -------     ---------
BALANCE, JUNE 30, 1997 AS
  RESTATED FOR EFFECT OF
  POOLING-OF-INTERESTS....     --         138      122,301        37,634         (772)            --         (1,239)      158,062
  Issuance of 525,771
    shares of common
    stock.................     --           6       10,765            --         (135)            --             --        10,636
  Tax benefit related to
    the exercise of
    nonqualified stock
    options and vesting of
    stock grants..........     --          --        1,012            --           --             --             --         1,012
  Amortization of deferred
    compensation..........     --          --           --            --          558             --             --           558
Net income................     --          --           --         7,505           --             --             --         7,505
                               --        ----     --------     ---------        -----          -----        -------     ---------
BALANCE, JUNE 30, 1998....     --         144      134,078        45,139         (349)            --         (1,239)      177,773
  Issuance of 430,829
    shares of common
    stock.................     --           4        3,706            --           --             --             --         3,710
  Tax benefit related to
    the exercise of
    nonqualified stock
    options and vesting of
    stock grants..........     --          --            8            --           --             --             --             8
  Amortization of deferred
    compensation..........     --          --           --            --          349             --             --           349
  Cumulative translation
    adjustment............     --          --           --            --           --           (465)            --          (465)
Net income................     --          --           --        15,464           --             --             --        15,464
                               --        ----     --------     ---------        -----          -----        -------     ---------
BALANCE, JUNE 30, 1999....     --         148      137,792        60,603           --           (465)        (1,239)      196,839
  Issuance of 121,828
    shares of common
    stock.................     --           1          654            --           --             --             --           655
  Cancellation of shares
    previously issued in
    acquisitions..........     --          --         (843)           --           --             --             --          (843)
  Change in cumulative
    translation adjustment
    due to expropriation
    of Canadian ambulance
    service licenses......     --          --           --            --           --            173             --           173
  Cumulative translation
    adjustment............     --          --           --            --           --             40             --            40
Net loss..................     --          --           --      (101,273)          --             --             --      (101,273)
                               --        ----     --------     ---------        -----          -----        -------     ---------
BALANCE, June 30, 2000....     $--       $149     $137,603     $ (40,670)       $  --          $(252)       $(1,239)    $  95,591
                               ==        ====     ========     =========        =====          =====        =======     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RURAL/METRO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(101,273)   $  15,464    $   7,505
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities --
  Write-off of assets.......................................     28,873           --           --
  Extraordinary loss........................................      1,200           --           --
  Cumulative effect of a change in accounting principle.....        541           --           --
  Depreciation and amortization.............................     33,696       33,388       26,993
  Amortization of deferred compensation.....................         --           80          558
  Amortization of gain on sale of real estate...............       (104)        (103)        (103)
  Provision for doubtful accounts...........................    160,623       81,227       81,178
  Undistributed earnings (loss) of minority shareholder.....     (2,890)          70         (199)
  Amortization of discount on Senior Notes..................         26           26            7
Change in assets and liabilities, net of effect of
  businesses acquired --
  Increase in accounts receivable...........................   (119,219)    (112,030)    (116,481)
  Increase in inventories...................................     (3,370)      (3,244)      (4,260)
  (Increase) decrease in prepaid expenses and other.........      2,501        2,335       (2,285)
  Increase (decrease) in accounts payable...................     (1,669)       2,692        1,167
  Increase (decrease) in accrued liabilities and other
    liabilities.............................................       (889)      (3,030)      23,120
  Increase in nonrefundable subscription income.............         80        1,227          305
  Increase (decrease) in deferred income taxes..............     (9,438)       3,702       (4,934)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) operating
           activities.......................................    (11,312)      21,804       12,571
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes......................         --           --      145,805
Borrowings (repayments) on revolving credit facility, net...     33,307       27,500      (50,000)
Repayment of debt and capital lease obligations.............     (5,704)      (7,794)     (31,887)
Borrowings under capital lease obligations..................         --           --        2,701
Issuance of common stock....................................        655        1,785        1,665
                                                              ---------    ---------    ---------
         Net cash provided by financing activities..........     28,258       21,491       68,284
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for businesses acquired (Note 2)..................         --      (12,665)     (36,848)
Proceeds from the expropriation of Canadian ambulance
  services licenses.........................................      2,191           --           --
Capital expenditures........................................    (15,911)     (23,939)     (31,043)
Increase in other assets....................................       (159)      (5,557)      (9,851)
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............    (13,879)     (42,161)     (77,742)
                                                              ---------    ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE.....................         40         (465)          --
                                                              ---------    ---------    ---------
INCREASE IN CASH............................................      3,107          669        3,113
CASH, beginning of year.....................................      7,180        6,511        3,398
                                                              ---------    ---------    ---------
CASH, end of year...........................................  $  10,287    $   7,180    $   6,511
                                                              =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit
  plan......................................................  $      --    $   1,933    $      --
                                                              =========    =========    =========
  Foreign currency translation adjustments..................         40         (465)          --
                                                              ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS).................................  $(101,233)   $  14,999    $   7,505
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

  Restructuring, Revolving Credit Facility Default and Management's Plans

     The Company has incurred a net loss of $101.3 million for the year ended June 30, 2000 and as a result, is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility (See note 5). In addition, no further amounts can be borrowed under the revolving credit facility through the end of the waiver period, January 31, 2001. The losses incurred in fiscal year 2000 primarily relate to the Company's restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment. See Note 1 for information about the Company's restructuring charges and method for providing for doubtful accounts.

     The Company has been in discussions with the revolving credit facility lenders ("Lenders") and has obtained waivers of covenant compliance through January 31, 2001. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available through the end of the waiver period. In addition, the waiver (as amended through January 31, 2001) requires us (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2000, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 ("Notes"), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2000.

     As no further amounts may be borrowed, the Company will have to fund all operations, capital expenditures, regularly scheduled interest payments on the revolving credit facility and Notes and principal payments on other debt and capital lease obligations from existing cash reserves and net cash flows from operations.

     The Company has self funded all obligations, including regularly scheduled interest payments on the revolving credit facility and the Notes from operating cash flow. The Company believes that its existing cash reserves and operating cash flow will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service payments

                            RURAL/METRO CORPORATION
through fiscal 2001. Management is actively working with the Lenders in order to obtain a long-term amendment to the credit facility. The Company believes that its current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with its current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives is dependent upon prevailing market conditions, interest rates, covenants associated with the Notes and the market price of the Company's common stock.

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

                            RURAL/METRO CORPORATION

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

                            RURAL/METRO CORPORATION

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                             2000                                      1999                        1998
                            ---------------------------------------   ---------------------------------------   -----------
                               LOSS          SHARES       PER SHARE     INCOME         SHARES       PER SHARE     INCOME
                            (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)
                            -----------   -------------   ---------   -----------   -------------   ---------   -----------
Basic EPS.................   $(101,273)      14,592        $(6.94)      $15,464        14,447         $1.07       $7,505
                                                           ======                                     =====
Effect of stock options...          --           --                          --           191                         --
                             ---------       ------                     -------        ------                     ------
Diluted EPS...............   $(101,273)      14,592        $(6.94)      $15,464        14,638         $1.06       $7,505
                             =========       ======        ======       =======        ======         =====       ======

                                      1998
                            -------------------------
                               SHARES       PER SHARE
                            (DENOMINATOR)    AMOUNT
                            -------------   ---------
Basic EPS.................     13,529         $0.55
                                              =====
Effect of stock options...        473
                               ------
Diluted EPS...............     14,002         $0.54
                               ======         =====

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

                            RURAL/METRO CORPORATION

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

                                                                                BALANCE AT
                                                         CHARGE                  JUNE 30,
                                                        RECORDED     USAGE         2000
                                                        --------    --------    ----------
Severance costs.......................................  $ 6,621     $ (3,028)     $3,593
Lease termination costs...............................    3,299          (52)      3,247
Write off of intangible assets........................   22,250      (22,250)         --
Write-off of impaired assets and other costs..........   11,104       (9,421)      1,683
                                                        -------     --------      ------
                                                        $43,274     $(34,751)     $8,523
                                                        =======     ========      ======

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

  Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable,

                            RURAL/METRO CORPORATION
accrued liabilities and other liabilities approximate fair value due to the short-term maturities of these instruments. The revolving line of credit approximates fair value as it bears interest at a rate indexed to LIBOR. The senior note, note payable and capital lease obligations approximate fair value as rates on these instruments, in the aggregate, approximate market rates currently available for instruments with similar terms and remaining maturities.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The Company will be required to adopt SFAS No 133, as amended, during the fiscal year ending June 30, 2001. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 133, as amended.

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

     The aggregate purchase price of the operations accounted for as purchases in the year ended June 30, 1999 consisted of the following:

Cash........................................................  $12,665
Notes payable to sellers....................................      872
Assumption of liabilities...................................    7,104
                                                              -------
     Total..................................................  $20,641
                                                              =======

                            RURAL/METRO CORPORATION

     The fair value of the assets purchased in the year ended June 30, 1999 was allocated as follows (in thousands):

Property and equipment......................................  $17,511
Intangible assets...........................................    2,770
Other assets................................................      360
                                                              -------
     Total..................................................  $20,641
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

Revenue.....................................................  $565,435
Net income..................................................  $ 15,126
Earnings per share -- basic.................................  $   1.05
Earnings per share -- diluted...............................  $   1.03

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

(3) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following (in thousands):

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Equipment...................................................  $ 64,085    $ 58,317
Vehicles....................................................    90,511      87,359
Land and buildings..........................................    19,707      19,819
Leasehold improvements......................................     8,923       8,735
                                                              --------    --------
                                                               183,226     174,230
Less: Accumulated depreciation..............................   (97,307)    (79,198)
                                                              --------    --------
                                                              $ 85,919    $ 95,032
                                                              ========    ========

     No equipment was acquired under capital lease or other financing agreements during the years ended June 30, 2000 and 1999.

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

                            RURAL/METRO CORPORATION

(4) CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                                 (IN THOUSANDS)
7 7/8% senior notes due 2008, net of discount of $199,000
  and $225,000, respectively................................  $ 149,801    $149,775
Revolving credit facility...................................    146,807     113,500
Capital lease obligations and other notes payable,
  collateralized by property and equipment, at varying
  rates, from 6.89% to 21.01%, due through 2003.............      3,808       7,802
Unsecured promissory notes payable from acquisitions at
  varying rates, from 6.0% to 9.0%, due through 2006........      1,538       3,248
                                                              ---------    --------
                                                                301,954     274,325
Less: Current maturities....................................   (299,104)     (5,765)
                                                              ---------    --------
                                                              $   2,850    $268,560
                                                              =========    ========

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

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                            PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATING    CONSOLIDATED
                                           --------    ----------    --------------    -----------    ------------
ASSETS
CURRENT ASSETS
Cash.....................................  $     --    $   9,035        $  1,252        $     --        $ 10,287
Accounts receivable, net.................        --      126,788          17,117              --         143,905
Inventories..............................        --       18,018           1,052              --          19,070
Prepaid expenses and other...............       531        5,129             892              --           6,552
                                           --------    ---------        --------        --------        --------
          Total current assets...........       531      158,970          20,313              --         179,814
PROPERTY AND EQUIPMENT, net..............        --       76,325           9,594              --          85,919
INTANGIBLE ASSETS, net...................        --      131,117          76,083              --         207,200
DUE FROM (TO) AFFILIATES.................   319,747     (256,053)        (63,694)             --              --
OTHER ASSETS.............................     3,386       12,273           2,625              --          18,284
INVESTMENT IN SUBSIDIARIES...............    74,464           --              --         (74,464)             --
                                           --------    ---------        --------        --------        --------
                                           $398,128    $ 122,632        $ 44,921        $(74,464)       $491,217
                                           ========    =========        ========        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................  $     --    $  11,922        $  4,213        $     --        $ 16,135
  Accrued liabilities....................     5,929       43,746           7,412              --          57,087
  Current portion of long-term debt......   296,608        2,164             332              --         299,104
                                           --------    ---------        --------        --------        --------
          Total current liabilities......   302,537       57,832          11,957              --         372,326
LONG-TERM DEBT, net of current portion...        --        2,384             466              --           2,850
NON-REFUNDABLE SUBSCRIPTION INCOME.......        --       14,971              18              --          14,989
DEFERRED INCOME TAXES....................        --         (725)            725              --              --
OTHER LIABILITIES........................        --          101              --              --             101
                                           --------    ---------        --------        --------        --------
          Total liabilities..............   302,537       74,563          13,166              --         390,266
                                           --------    ---------        --------        --------        --------
MINORITY INTEREST........................        --           --              --           5,360           5,360
STOCKHOLDERS' EQUITY
  Common stock...........................       149           82              17             (99)            149
  Additional paid-in capital.............   137,603       54,622          34,942         (89,564)        137,603
  Retained earnings (accumulated
     deficit)............................   (40,670)      (6,635)         (2,952)          9,587         (40,670)
  Cumulative translation adjustment......      (252)          --            (252)            252            (252)
  Treasury stock.........................    (1,239)          --              --              --          (1,239)
                                           --------    ---------        --------        --------        --------
          Total stockholders' equity.....    95,591       48,069          31,755         (79,824)         95,591
                                           --------    ---------        --------        --------        --------
                                           $398,128    $ 122,632        $ 44,921        $(74,464)       $491,217
                                           ========    =========        ========        ========        ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                          CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1999
                                 (IN THOUSANDS)

                                            PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATING    CONSOLIDATED
                                           --------    ----------    --------------    -----------    ------------
ASSETS
CURRENT ASSETS
Cash.....................................  $     --    $   5,379        $  1,801        $      --       $  7,180
Accounts receivable, net.................        --      164,700          20,754               --        185,454
Inventories..............................        --       15,238           1,133               --         16,371
Prepaid expenses and other...............       531       11,648           1,451               --         13,630
                                           --------    ---------        --------        ---------       --------
          Total current assets...........       531      196,965          25,139               --        222,635
PROPERTY AND EQUIPMENT, net..............        --       84,448          10,584               --         95,032
INTANGIBLE ASSETS, net...................        --      159,159          81,201               --        240,360
DUE FROM (TO) AFFILIATES.................   302,491     (245,964)        (56,527)              --             --
OTHER ASSETS.............................     4,169       15,237           2,474               --         21,880
INVESTMENT IN SUBSIDIARIES...............   156,690           --              --         (156,690)            --
                                           --------    ---------        --------        ---------       --------
                                           $463,881    $ 209,845        $ 62,871        $(156,690)      $579,907
                                           ========    =========        ========        =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................  $     --    $  11,101        $  6,681        $      --       $ 17,782
  Accrued liabilities....................     3,767       42,431          11,961               --         58,159
  Current portion of long-term debt......        --        4,157           1,608               --          5,765
                                           --------    ---------        --------        ---------       --------
          Total current liabilities......     3,767       57,689          20,250               --         81,706
LONG-TERM DEBT, net of current portion...   263,275        4,384             901               --        268,560
NON-REFUNDABLE SUBSCRIPTION INCOME.......        --       14,890              19               --         14,909
DEFERRED INCOME TAXES....................        --        8,473             965               --          9,438
OTHER LIABILITIES........................        --          205              --               --            205
                                           --------    ---------        --------        ---------       --------
          Total liabilities..............   267,042       85,641          22,135               --        374,818
                                           --------    ---------        --------        ---------       --------
MINORITY INTEREST........................        --           --              --            8,250          8,250
STOCKHOLDERS' EQUITY
  Common stock...........................       148           82              17              (99)           148
  Additional paid-in capital.............   137,792       54,622          34,942          (89,564)       137,792
  Retained earnings......................    60,603       69,500           6,242          (75,742)        60,603
  Cumulative translation adjustment......      (465)          --            (465)             465           (465)
  Treasury stock.........................    (1,239)          --              --               --         (1,239)
                                           --------    ---------        --------        ---------       --------
          Total stockholders' equity.....   196,839      124,204          40,736         (164,940)       196,839
                                           --------    ---------        --------        ---------       --------
                                           $463,881    $ 209,845        $ 62,871        $(156,690)      $579,907
                                           ========    =========        ========        =========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                       PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                      ---------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services................................  $      --   $ 391,898       $ 75,843        $    --      $ 467,741
  Fire protection services..........................         --      56,437          1,112             --         57,549
  Other.............................................         --      37,041          7,743             --         44,784
                                                      ---------   ---------       --------        -------      ---------
         Total revenue..............................         --     485,376         84,698             --        570,074
                                                      ---------   ---------       --------        -------      ---------
OPERATING EXPENSES
  Payroll and employee benefits.....................         --     272,944         50,341             --        323,285
  Provision for doubtful accounts...................         --      80,823         14,800             --         95,623
  Provision for doubtful accounts -- change in
    accounting estimate.............................         --      65,000             --             --         65,000
  Depreciation......................................         --      22,068          2,941             --         25,009
  Amortization of intangibles.......................         --       6,220          2,467             --          8,687
  Other operating expenses..........................         --      97,967         20,549             --        118,516
  Restructuring charge and other....................         --      41,119          2,155             --         43,274
                                                      ---------   ---------       --------        -------      ---------
         Total expenses.............................         --     586,141         93,253             --        679,394
                                                      ---------   ---------       --------        -------      ---------
OPERATING LOSS......................................         --    (100,765)        (8,555)            --       (109,320)
  Interest expense, net.............................     25,045      (1,125)         2,019             --         25,939
  Other.............................................         --          --             --         (2,890)        (2,890)
                                                      ---------   ---------       --------        -------      ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.........................................    (25,045)    (99,640)       (10,574)         2,890       (132,369)
BENEFIT FOR INCOME TAXES............................     (6,211)    (24,046)        (2,580)            --        (32,837)
                                                      ---------   ---------       --------        -------      ---------
LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE...............    (18,834)    (75,594)        (7,994)         2,890        (99,532)
EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN
  AMBULANCE SERVICE LICENSES........................         --          --         (1,200)            --         (1,200)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.........................................         --        (541)            --             --           (541)
                                                      ---------   ---------       --------        -------      ---------
NET LOSS............................................    (18,834)    (76,135)        (9,194)         2,890       (101,273)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES.................    (82,439)         --             --         82,439             --
                                                      ---------   ---------       --------        -------      ---------
NET LOSS............................................  $(101,273)  $ (76,135)      $ (9,194)       $85,329      $(101,273)
                                                      =========   =========       ========        =======      =========
  Foreign currency translation adjustments..........         --          --             40             --             40
  Comprehensive income (loss) from wholly-owned
    subsidiaries....................................         40          --             --            (40)            --
                                                      ---------   ---------       --------        -------      ---------
COMPREHENSIVE LOSS..................................  $(101,233)  $ (76,135)      $ (9,154)       $85,289      $(101,233)
                                                      =========   =========       ========        =======      =========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        --------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services..................................  $     --    $379,653       $87,979        $     --       $467,632
  Fire protection services............................        --      49,397         1,093              --         50,490
  Other...............................................        --      38,813         4,431              --         43,244
                                                        --------    --------       -------        --------       --------
         Total revenue................................        --     467,863        93,503              --        561,366
                                                        --------    --------       -------        --------       --------
OPERATING EXPENSES
  Payroll and employee benefits.......................        --     240,341        57,000              --        297,341
  Provision for doubtful accounts.....................        --      75,743         5,484              --         81,227
  Depreciation........................................        --      22,230         1,992              --         24,222
  Amortization of intangibles.........................       214       6,601         2,351              --          9,166
  Other operating expenses............................        --      81,633        17,106              --         98,739
  Restructuring charge and other......................        --       2,500            --              --          2,500
                                                        --------    --------       -------        --------       --------
         Total expenses...............................       214     429,048        83,933              --        513,195
                                                        --------    --------       -------        --------       --------
OPERATING INCOME (LOSS)...............................      (214)     38,815         9,570              --         48,171
  Interest expense, net...............................    19,675        (139)        1,870              --         21,406
  Other...............................................        --          --            --              70             70
                                                        --------    --------       -------        --------       --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
  TAXES...............................................   (19,889)     38,954         7,700             (70)        26,695
PROVISION (BENEFIT) FOR INCOME TAXES..................    (8,353)     16,332         3,252              --         11,231
                                                        --------    --------       -------        --------       --------
                                                         (11,536)     22,622         4,448             (70)        15,464
INCOME FROM WHOLLY-OWNED SUBSIDIARIES.................    27,000          --            --         (27,000)            --
                                                        --------    --------       -------        --------       --------
NET INCOME............................................  $ 15,464    $ 22,622       $ 4,448        $(27,070)      $ 15,464
                                                        ========    ========       =======        ========       ========
Other comprehensive income (loss), net of tax
  Foreign currency translation adjustments............        --          --          (465)             --           (465)
  Comprehensive income (loss) from wholly-owned
    subsidiaries......................................      (465)         --            --             465             --
                                                        --------    --------       -------        --------       --------
COMPREHENSIVE INCOME..................................  $ 14,999    $ 22,622       $ 3,983        $(26,605)      $ 14,999
                                                        ========    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                         -------   ----------   --------------   -----------   ------------
REVENUE
  Ambulance services...................................  $    --    $341,668       $45,373        $     --       $387,041
  Fire protection services.............................       --      44,985           986              --         45,971
  Other................................................       --      42,184           362              --         42,546
                                                         -------    --------       -------        --------       --------
         Total revenue.................................       --     428,837        46,721              --        475,558
                                                         -------    --------       -------        --------       --------
OPERATING EXPENSES
  Payroll and employee benefits........................       --     225,102        29,704              --        254,806
  Provision for doubtful accounts......................       --      76,872         4,306              --         81,178
  Depreciation.........................................       --      18,329           884              --         19,213
  Amortization of intangibles..........................      124       6,690           966              --          7,780
  Other operating expenses.............................       --      70,804         9,412              --         80,216
  Restructuring charge and other.......................       --       5,000            --              --          5,000
                                                         -------    --------       -------        --------       --------
         Total expenses................................      124     402,797        45,272              --        448,193
                                                         -------    --------       -------        --------       --------
OPERATING INCOME (LOSS)................................     (124)     26,040         1,449              --         27,365
  Interest expense, net................................    5,630       7,900           552              --         14,082
  Other................................................       --          --            --            (199)          (199)
                                                         -------    --------       -------        --------       --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
  TAXES................................................   (5,754)     18,140           897             199         13,482
PROVISION (BENEFIT) FOR INCOME TAXES...................   (2,589)      8,146           420              --          5,977
                                                         -------    --------       -------        --------       --------
                                                          (3,165)      9,994           477             199          7,505
INCOME FROM WHOLLY-OWNED SUBSIDIARIES..................   10,670          --            --         (10,670)            --
                                                         -------    --------       -------        --------       --------
NET INCOME.............................................  $ 7,505    $  9,994       $   477        $(10,471)      $  7,505
                                                         =======    ========       =======        ========       ========
COMPREHENSIVE INCOME...................................  $ 7,505    $  9,994       $   477        $(10,471)      $  7,505
                                                         =======    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                       PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                      ---------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)...................................  $(101,273)  $ (76,135)      $ (9,194)      $ 85,329      $(101,273)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operations --
  Write-off of assets...............................         --      28,873             --             --         28,873
  Extraordinary loss................................         --          --          1,200             --          1,200
  Cumulative effect of a change in accounting
    principle.......................................         --         541             --             --            541
  Depreciation and amortization.....................         --      28,288          5,408             --         33,696
  Amortization of gain on sale of real estate.......         --        (104)            --             --           (104)
  Provision for doubtful accounts...................         --     145,823         14,800             --        160,623
  Undistributed earnings of minority shareholder....         --          --             --         (2,890)        (2,890)
  Amortization of discount on Senior Notes..........         26          --             --             --             26
Change in assets and liabilities --
  Increase in accounts receivable...................         --    (107,911)       (11,308)            --       (119,219)
  (Increase) decrease in inventories................         --      (3,451)            81             --         (3,370)
  Decrease in prepaid expenses and other............         --       2,077            424             --          2,501
  (Increase) decrease in due to/from affiliates.....     64,300      10,932          7,167        (82,399)            --
  Decrease in accounts payable......................         --         822         (2,491)            --         (1,669)
  Decrease in accrued liabilities and other
    liabilities.....................................      2,162       1,707         (4,758)            --           (889)
  Increase (decrease) in nonrefundable subscription
    income..........................................         --          81             (1)            --             80
  Decrease in deferred income taxes.................         --      (9,198)          (240)            --         (9,438)
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) operating
           activities...............................    (34,785)     22,345          1,088             40        (11,312)
                                                      ---------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility, net........     33,307          --             --             --         33,307
Repayment of debt and capital lease obligations.....         --      (3,993)        (1,711)            --         (5,704)
Issuance of common stock............................        655          --             --             --            655
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) financing
           activities...............................     33,962      (3,993)        (1,711)            --         28,258
                                                      ---------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from expropriation of Canadian ambulance
  service licenses..................................         --          --          2,191             --          2,191
Capital expenditures................................         --     (13,945)        (1,966)            --        (15,911)
Increase in other assets............................        783        (751)          (191)            --           (159)
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) investing
           activities...............................        783     (14,696)            34             --        (13,879)
                                                      ---------   ---------       --------       --------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE.............         40          --             40            (40)            40
                                                      ---------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH.........................         --       3,656           (549)            --          3,107
CASH, BEGINNING OF PERIOD...........................         --       5,379          1,801             --          7,180
                                                      ---------   ---------       --------       --------      ---------
CASH, END OF PERIOD.................................  $      --   $   9,035       $  1,252       $     --      $  10,287
                                                      =========   =========       ========       ========      =========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                        PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                       --------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income...........................................  $ 15,464   $  22,622       $  4,448       $(27,070)     $  15,464
Adjustments to reconcile net income to cash provided
  by (used in) operations --
  Depreciation and amortization......................       214      28,831          4,343             --         33,388
  Amortization of deferred compensation..............        80          --             --             --             80
  Amortization of gain on sale of real estate........        --        (103)            --             --           (103)
  Provision for doubtful accounts....................        --      75,743          5,484             --         81,227
  Undistributed earnings of minority shareholder.....        --          --             --             70             70
  Amortization of discount on Senior Notes...........        26          --             --             --             26
Change in assets and liabilities, net of effect of
  businesses acquired --
  Increase in accounts receivable....................        --    (100,770)       (11,260)            --       (112,030)
  Increase in inventories............................        --      (3,089)          (155)            --         (3,244)
  Decrease in prepaid expenses and other.............        --       1,328          1,007             --          2,335
  (Increase) decrease in due to/from affiliates......   (45,103)       (948)        15,087         30,964             --
  Increase in accounts payable.......................        --       2,273            419             --          2,692
  Increase (decrease) in accrued liabilities and
    other liabilities................................       228       2,509         (5,767)            --         (3,030)
  Increase (decrease) in non-refundable subscription
    income...........................................        --       1,286            (59)            --          1,227
  Increase in deferred income taxes..................        --       3,198            504             --          3,702
                                                       --------   ---------       --------       --------      ---------
         Net cash provided by (used in) operating
           activities................................   (29,091)     32,880         14,051          3,964         21,804
                                                       --------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility, net.........    27,500          --             --             --         27,500
Repayment of debt and capital lease obligations......        --      (6,573)        (1,221)            --         (7,794)
Issuance of common stock.............................     1,785          --          4,429         (4,429)         1,785
                                                       --------   ---------       --------       --------      ---------
         Net cash provided by (used in) financing
           activities................................    29,285      (6,573)         3,208         (4,429)        21,491
                                                       --------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for businesses acquired....................        --        (445)       (12,220)            --        (12,665)
Capital expenditures.................................        --     (19,537)        (4,402)            --        (23,939)
Increase in other assets.............................       271      (3,863)        (1,965)            --         (5,557)
                                                       --------   ---------       --------       --------      ---------
         Net cash used in investing activities.......       271     (23,845)       (18,587)            --        (42,161)
                                                       --------   ---------       --------       --------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE..............      (465)         --           (465)           465           (465)
                                                       --------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH..........................        --       2,462         (1,793)            --            669
CASH, BEGINNING OF YEAR..............................        --       2,917          3,594             --          6,511
                                                       --------   ---------       --------       --------      ---------
CASH, END OF YEAR....................................  $     --   $   5,379       $  1,801       $     --      $   7,180
                                                       ========   =========       ========       ========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit
  plan...............................................  $  1,933   $      --       $     --       $     --      $   1,933
                                                       ========   =========       ========       ========      =========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                                     PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                    ---------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income........................................  $   7,505   $   9,994       $    477       $(10,471)     $   7,505
Adjustments to reconcile net income to cash
  provided by (used in) operations --
  Depreciation and amortization...................        131      25,012          1,850             --         26,993
  Amortization of deferred compensation...........        558          --             --             --            558
  Amortization of gain on sale of real estate.....         --        (103)            --             --           (103)
  Provision for doubtful accounts.................         --      76,872          4,306             --         81,178
  Undistributed earnings of minority
    shareholder...................................         --          --             --           (199)          (199)
  Amortization of discount on Senior Notes........          7          --             --             --              7
Change in assets and liabilities, net of effect of
  businesses acquired --
  Increase in accounts receivable.................         --    (104,836)       (11,645)            --       (116,481)
  Increase in inventories.........................         --      (3,722)          (538)            --         (4,260)
  (Increase) decrease in prepaid expenses and
    other.........................................     (1,371)     (2,923)         2,009             --         (2,285)
  (Increase) decrease in due to/from affiliates...   (244,101)    186,613         46,818         10,670             --
  Increase (decrease) in accounts payable.........         --       1,696           (529)            --          1,167
  Increase (decrease) in accrued liabilities and
    other liabilities.............................      3,801      19,898           (579)            --         23,120
  Increase (decrease) in nonrefundable
    subscription income...........................         --         288             17             --            305
  Increase (decrease) in deferred income taxes....         --      (4,935)             1             --         (4,934)
                                                    ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) operating
           activities.............................   (233,470)    203,854         42,187             --         12,571
                                                    ---------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes............    145,805          --             --             --        145,805
Borrowings (repayments) on revolving credit
  facility, net...................................     86,000    (136,000)            --             --        (50,000)
Repayment of debt and capital lease obligations...         --     (25,389)        (6,498)            --        (31,887)
Borrowings of debt................................         --       2,701             --             --          2,701
Issuance of common stock..........................      1,665          --             --             --          1,665
                                                    ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) financing
           activities.............................    233,470    (158,688)        (6,498)            --         68,284
                                                    ---------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for businesses acquired.................         --      (6,644)       (30,204)            --        (36,848)
Capital expenditures..............................         --     (29,767)        (1,276)            --        (31,043)
Increase in other assets..........................         --      (8,858)          (993)            --         (9,851)
                                                    ---------   ---------       --------       --------      ---------
         Net cash used in investing activities....         --     (45,269)       (32,473)            --        (77,742)
                                                    ---------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH.......................         --        (103)         3,216             --          3,113
CASH, BEGINNING OF YEAR...........................         --       3,020            378             --          3,398
                                                    ---------   ---------       --------       --------      ---------
CASH, END OF YEAR.................................  $      --   $   2,917       $  3,594       $     --      $   6,511
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

     In February 2000, the Company received a compliance waiver regarding the financial covenants contained in its revolving credit facility which covered the period December 31, 1999 through March 14, 2000. The Company has negotiated amendments to the original waiver covering periods through January 31, 2001. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: total debt leverage ratio, the total debt to capitalization ratio and the fixed charge coverage ratio. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2000, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 ("Notes"), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2000. The waiver stipulates that no additional borrowings will be available to the Company during the period covered by the waiver. As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver (as amended), the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. Approximately $146.8 million was outstanding on the revolving credit facility at June 30, 2000.

     At June 30, 2000, the revolving credit facility was priced at prime rate plus 0.25 percentage points plus 2.0% as specified under the waiver agreement. The weighted average interest rate on the revolving credit facility was 11.75% and 6.66% at June 30, 2000 and 1999, respectively.

  Debt Maturities

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                                             NOTES PAYABLE    CAPITAL LEASES
                                                             -------------    --------------
                                                                     (IN THOUSANDS)
2001.......................................................    $297,571           $1,777
2002.......................................................         414            1,027
2003.......................................................         344              513
2004.......................................................         144                1
2005.......................................................         150               --
Thereafter.................................................         513               --
                                                               --------           ------
                                                               $299,136           $3,318
Less: Amounts representing interest........................                         (500)
                                                                                  ------
                                                                                  $2,818
                                                                                  ======

     The Company incurred interest expense of $26,474,000, $21,498,000 and $14,259,000 and paid interest of $24,169,000, $21,669,000 and $11,519,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

                            RURAL/METRO CORPORATION

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

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2001........................................................  $8,594
2002........................................................   6,922
2003........................................................   5,635
2004........................................................   4,855
2005........................................................   4,241
Thereafter..................................................   7,512

  Legal Proceedings

     The Company is a party to various lawsuits arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that losses, if any, will be substantially covered under insurance policies and will not have a material adverse effect on the consolidated financial statements.

     On August 25, 1998, the Company was named as a defendant in two purported class action lawsuits (Haskell and Ruble). The two lawsuits contain virtually identical allegations and are brought on behalf of a class of those who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Both complaints allege that between April 28, 1997 and June 11, 1998 the Company issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at an artificially inflated price. On May 25, 1999 the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. The Company and the individual defendants have moved to dismiss the Ruble action. This motion is currently pending and therefore, no

                            RURAL/METRO CORPORATION
discovery has taken place since our motion to dismiss was filed. As a result the Company is unable to predict the ultimate outcome of this litigation. The Company intends to defend the actions vigorously.

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

                            RURAL/METRO CORPORATION

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

                            RURAL/METRO CORPORATION

     The following summarizes stock option activity:

                                                          YEAR ENDED JUNE 30, 2000
                                                   ---------------------------------------
                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                   NUMBER OF    EXERCISE PRICE    EXERCISE
                                                    SHARES        PER SHARE        PRICE
                                                   ---------    --------------    --------
Options outstanding at beginning of year.........  3,575,170    $1.25 - $36.00     $20.99
  Granted........................................    929,109    $1.38 - $ 8.00     $ 7.16
  Canceled.......................................   (921,408)   $1.25 - $32.56     $21.20
  Exercised......................................       (879)            $1.25     $ 1.25
                                                   ---------
Options outstanding at end of year...............  3,581,992    $1.25 - $36.00     $17.35
                                                   =========
Options exercisable at end of year...............  2,804,758    $1.25 - $36.00     $18.04
                                                   =========
Options available for grant at end of year.......  1,648,037
                                                   =========
Weighted average fair value per share of options
  granted........................................                                  $ 3.01
                                                                                   ======

                                                          YEAR ENDED JUNE 30, 1999
                                                   ---------------------------------------
                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                   NUMBER OF    EXERCISE PRICE    EXERCISE
                                                    SHARES        PER SHARE        PRICE
                                                   ---------    --------------    --------
Options outstanding at beginning of year.........  3,093,905    $1.25 - $36.00     $26.26
  Granted........................................  1,004,497    $6.63 - $11.81     $ 7.45
  Canceled.......................................   (513,590)   $7.13 - $35.00     $26.90
  Exercised......................................     (9,642)   $1.25 - $ 7.13     $ 6.64
                                                   ---------
Options outstanding at end of year...............  3,575,170    $1.25 - $36.00     $20.99
                                                   =========
Options exercisable at end of year...............  2,520,828    $1.25 - $36.00     $21.46
                                                   =========
Options available for grant at end of year.......  1,655,738
                                                   =========
Weighted average fair value per share of options
  granted........................................                                  $ 2.55
                                                                                   ======

                                                          YEAR ENDED JUNE 30, 1998
                                                  ----------------------------------------
                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                  NUMBER OF    EXERCISE PRICE     EXERCISE
                                                   SHARES         PER SHARE        PRICE
                                                  ---------    ---------------    --------
Options outstanding at beginning of year........  2,301,397    $ 5.60 - $36.00     $24.45
  Granted.......................................  1,031,343    $ 1.25 - $34.50     $29.10
  Canceled......................................    (89,927)   $16.25 - $36.00     $27.50
  Exercised.....................................   (148,908)   $ 1.25 - $29.00     $14.40
                                                  ---------
Options outstanding at end of year..............  3,093,905    $ 1.25 - $36.00     $26.26
                                                  =========
Options exercisable at end of year..............  1,875,149                        $25.73
                                                  =========
Options available for grant at end of year......  2,146,645
                                                  =========
Weighted average fair value per share of options
  granted.......................................                                   $11.04
                                                                                   ======

                            RURAL/METRO CORPORATION

                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                    --------------------------------------------------   ------------------------------
                                  WEIGHTED AVERAGE
     RANGE OF         OPTIONS         REMAINING       WEIGHTED AVERAGE     OPTIONS     WEIGHTED AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------  -----------   -----------------   ----------------   -----------   ----------------
  $1.25 - $6.92        317,250          7.30               $ 4.99           248,085         $ 5.01
      $7.13            486,168          8.17               $ 7.13           391,683         $ 7.13
  $7.56 - $7.69         27,500          9.11               $ 7.64            15,831         $ 7.64
      $7.81            572,835          9.08               $ 7.81           274,016         $ 7.81
  $8.00 - $16.25       450,022          6.72               $10.48           425,022         $10.61
 $17.25 - $22.50       177,167          4.30               $17.80           177,167         $17.80
      $24.00           473,627          5.23               $24.00           407,797         $24.00
      $24.25            22,500          5.44               $24.25            22,500         $24.25
      $29.00           463,100          7.20               $29.00           307,500         $29.00
 $31.25 - $36.00       591,823          6.36               $32.46           535,157         $32.48
                     ---------          ----               ------         ---------         ------
  $1.25 - $36.00     3,581,992          7.04               $17.35         2,804,758         $18.04
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

  Accounting for Stock-Based Compensation

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

                                                              YEAR ENDED JUNE 30,
                                            --------------------------------------------------------
                                                  2000                1999                1998
                                            ----------------    ----------------    ----------------
                                            OPTIONS    ESPP     OPTIONS    ESPP     OPTIONS    ESPP
                                            -------    -----    -------    -----    -------    -----
Risk-free interest rate...................    6.03%     6.32%     5.92%     5.43%     5.01%     4.95%
Expected dividend yield...................    0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
Expected lives in years (after vesting for
  options)................................    1.35      0.50      1.33      0.50      1.32      0.50
Expected volatility.......................   67.51%    99.78%    57.66%    85.20%    46.65%    63.42%

                            RURAL/METRO CORPORATION

     The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

                                                              OPTIONS    ESPP
                                                              -------    ----
For the year ended June 30, 2000 ...........................  $ 2,724    $137
For the year ended June 30, 1999 ...........................  $ 2,564    $340
For the year ended June 30, 1998 ...........................  $11,386    $397

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and diluted earnings per share would have been reported as follows (in thousands):

                                                                         YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                  2000            1999          1998
                                                              ------------     ----------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  Historical................................................   $(101,273)       $15,464        $7,505
  Pro forma.................................................   $(101,762)       $11,939        $2,090
Diluted earnings per share:
  Historical................................................   $   (6.94)       $  1.06        $ 0.54
  Pro forma.................................................   $   (6.97)       $  0.82        $ 0.15

     The effects of applying SFAS 123 for providing pro forma disclosures for 2000, 1999 and 1998 are not likely to be representative of the effects on reported net income and diluted earnings per share for future years, because options vest over several years and additional awards are made each year.

     During March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25'("FIN 44"), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company will be required to adopt FIN 44 in the first quarter of its fiscal year ending June 30, 2001. The Company does not anticipate any material impact resulting from the adoption of FIN 44.

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

(8) STOCKHOLDERS' EQUITY

  Shareholder Rights Plan

     In August 1995, the Company's Board of Directors adopted a shareholder rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will become exercisable following the

                            RURAL/METRO CORPORATION
tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

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

     The sources of income (loss) before income taxes were as follows (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------    -------    -------
United States.........................................  $(133,641)   $19,189    $11,791
Foreign...............................................       (861)     7,506      1,691
                                                        ---------    -------    -------
Income (loss) before income taxes.....................  $(134,502)   $26,695    $13,482
                                                        =========    =======    =======

                            RURAL/METRO CORPORATION

     The components of the provision for (benefit from) income taxes were as follows (in thousands):

                                                               YEAR ENDED JUNE 30,
                                                          -----------------------------
                                                            2000       1999       1998
                                                          --------    -------    ------
Current
  U.S. federal and state................................  $     --    $    58    $  790
  State.................................................       750        128        68
  Foreign...............................................     1,560      1,532       762
                                                          --------    -------    ------
          Total current provision.......................     2,310      1,718     1,620
                                                          --------    -------    ------
Deferred
  U.S. federal..........................................   (33,179)     9,064     4,576
  Foreign...............................................    (2,360)       449      (219)
                                                          --------    -------    ------
          Total deferred provision (benefit)............   (35,539)     9,513     4,357
                                                          --------    -------    ------
          Total provision (benefit).....................  $(33,229)   $11,231    $5,977
                                                          ========    =======    ======

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

     The components of net deferred taxes were as follows (in thousands):

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax liabilities
  Amortization and accelerated depreciation.................  $(19,157)   $(15,730)
  Accounts receivable valuation.............................   (16,273)    (30,820)
  Accounting method changes.................................    (1,350)     (1,910)
  Other.....................................................    (1,421)       (751)
                                                              --------    --------
                                                               (38,201)    (49,211)
                                                              --------    --------
Deferred tax assets
  Restructuring charge......................................     6,634       2,997
     Compensation accruals..................................       828         974
     Insurance reserves.....................................     6,314       1,758
  Net operating loss benefits...............................    35,108       7,898
  Alternative minimum tax credit carryforwards..............     1,115       1,115
     Business tax credits...................................       505         505
     Foreign reserves.......................................       690          --
     Other..................................................        79          78
     Valuation allowance....................................   (12,832)         --
                                                              --------    --------
                                                                38,441      15,325
                                                              --------    --------
Net deferred tax liability..................................       240     (33,886)
Less current portion........................................      (240)     24,448
                                                              --------    --------
Net long term deferred tax liability........................  $     --    $ (9,438)
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

                            RURAL/METRO CORPORATION

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows (in thousands):

                                                                    JUNE 30,
                                                          -----------------------------
                                                            2000       1999       1998
                                                          --------    -------    ------
Federal income tax provision at statutory rate..........  $(47,076)   $ 9,343    $4,719
State taxes, net of federal benefit.....................    (3,230)       568       293
Amortization of nondeductible goodwill..................     3,792      1,590       900
Change in valuation allowance...........................    12,832         --        --
Other, net..............................................       453       (270)       65
                                                          --------    -------    ------
Provision for (benefit from) income taxes...............  $(33,229)   $11,231    $5,977
                                                          ========    =======    ======

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

                            RURAL/METRO CORPORATION

     Information by operating segment is set forth below (in thousands):

                                             AMBULANCE   FIRE AND OTHER   CORPORATE     TOTAL
                                             ---------   --------------   ---------   ---------
YEAR ENDED JUNE 30, 2000
  Net revenues from external customers.....  $ 467,741      $102,333      $     --    $ 570,074
  Depreciation and amortization............     22,247        10,087         1,362       33,696
  Interest expense, net....................     21,057         4,595           286       25,938
  Equity in net income of equity method
     investees.............................        988            (8)           --          980
  Segment profit (loss)....................   (128,455)       11,122       (17,926)    (135,259)
  Segment assets...........................    209,810        37,069         2,015      248,894
  Capital expenditures.....................      6,831         8,599           481       15,911
  Investment in equity-method investees....  $   1,011      $  1,100      $     --    $   2,111

                                              AMBULANCE   FIRE AND OTHER   CORPORATE     TOTAL
                                              ---------   --------------   ---------   ---------
YEAR ENDED JUNE 30, 1999
  Net revenues from external customers......  $467,632       $93,734       $     --    $ 561,366
  Depreciation and amortization.............    23,851         7,824          1,713       33,388
  Interest expense, net.....................    16,088         4,928            390       21,406
  Equity in net income of equity method
     investees..............................       725            17             --          742
  Segment profit (loss).....................    33,239        11,905        (18,379)      26,765
  Segment assets............................   253,269        40,693          2,895      296,857
  Capital expenditures......................    19,467         4,390             82       23,939
  Investment in equity-method investees.....  $  1,142       $ 1,671       $     --    $   2,813

                                             AMBULANCE   FIRE AND OTHER   CORPORATE     TOTAL
                                             ---------   --------------   ---------   ---------
YEAR ENDED JUNE 30, 1998
  Net revenues from external customers.....  $ 387,041      $ 88,517      $     --    $ 475,558
  Depreciation and amortization............     18,608         6,952         1,433       26,993
  Interest expense, net....................      9,731         4,085           266       14,082
  Equity in net income of equity method
     investees.............................        727            43            --          770
  Segment profit (loss)....................     23,407        12,917       (23,041)      13,283
  Segment assets...........................    218,620        38,311         3,345      260,276
  Capital expenditures.....................     22,988         5,638         2,417       31,043
  Investment in equity-method investees....  $     737      $  1,160      $     --    $   1,897

     Information concerning principal geographic areas is set forth below (in thousands):

                                           2000                      1999                      1998
                                  -----------------------   -----------------------   -----------------------
                                  REVENUE    NET PROPERTY   REVENUE    NET PROPERTY   REVENUE    NET PROPERTY
                                  --------   ------------   --------   ------------   --------   ------------
United States and Canada........  $517,315     $79,257      $506,817     $87,441      $462,179     $90,003
Latin America...................    52,759       6,662        54,549       7,591        13,379       2,542
                                  --------     -------      --------     -------      --------     -------
          Total.................  $570,074     $85,919      $561,366     $95,032      $475,558     $92,545
                                  ========     =======      ========     =======      ========     =======

                            RURAL/METRO CORPORATION

(12)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended June 30, 2000 and 1999 is as follows (in thousands):

                                                                  2000
                                           --------------------------------------------------
                                            FIRST        SECOND        THIRD         FOURTH
                                           QUARTER     QUARTER(1)    QUARTER(2)    QUARTER(3)
                                           --------    ----------    ----------    ----------
Revenue..................................  $141,200     $147,107      $146,398      $135,369
Operating income (loss)..................     9,581      (57,978)      (18,002)      (42,921)
Net income (loss)........................     1,884      (42,386)      (16,615)      (44,156)
Earnings (loss) per share................  $   0.13     $  (2.91)     $  (1.14)     $  (3.02)

                                                                1999
                                           ----------------------------------------------
                                             FIRST        SECOND      THIRD       FOURTH
                                           QUARTER(4)    QUARTER     QUARTER     QUARTER
                                           ----------    --------    --------    --------
Revenue..................................   $138,795     $139,589    $142,933    $140,049
Operating income.........................     10,507       13,381      13,742      10,541
Net income...............................      3,062        4,639       4,711       3,052
Earnings per share.......................   $   0.21     $   0.32    $   0.32    $   0.21

---------------
(1) In the second quarter of the year ended June 30, 2000, the Company recorded a $65.0 million additional provision for doubtful accounts related to a change in its methodology of determining its allowance for doubtful accounts.

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

                                  SCHEDULE II

                            RURAL/METRO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                           JUNE 30,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    --------
Allowance for doubtful accounts
  Balance at beginning of year..............................  $  43,392    $  69,552    $ 35,814
  Provision charged to expense..............................    160,623       81,227      81,178
  Write-offs................................................   (116,263)    (107,387)    (47,440)
                                                              ---------    ---------    --------
  Balance at end of year....................................  $  87,752    $  43,392    $ 69,552
                                                              =========    =========    ========

                                                                           JUNE 30,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              --------      -------      -------
Restructuring allowance
  Balance at beginning of year..............................  $  1,328      $ 5,407      $ 4,815
  Provision.................................................    43,274        2,500        5,000
  Payments/usage............................................   (36,079)      (6,579)      (4,408)
                                                              --------      -------      -------
  Balance at end of year....................................  $  8,523      $ 1,328      $ 5,407
                                                              ========      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our directors and executive officers.

NAME                                   AGE                              POSITION
----                                   ---                              --------
Cor J. Clement.......................  51     Chairman of the Board and Director(1)(3)
Jack E. Brucker......................  48     President, Chief Executive Officer, and Director
Robert B. Hillier....................  52     Senior Vice President, Human Resources, and Chief
                                              Administrative Officer
John S. Banas III....................  37     Senior Vice President and General Counsel
Michel A. Sucher, M.D................  54     Senior Vice President, Medical Affairs and Chief Medical
                                              Officer
Randall L. Harmsen...................  49     Vice President of Finance, Chief Accounting Officer
Louis G. Jekel.......................  58     Vice Chairman of the Board, Secretary, and Director
Mary Anne Carpenter..................  54     Director(1)(4)
William C. Turner....................  70     Director(1)(2)(3)(4)
Henry G. Walker......................  52     Director
Louis A. Witzeman....................  74     Director(1)(2)

---------------
(1) Member of the Human Resource/Compensation/Organization Committee.

(2) Member of the Nominating Committee.

(3) Member of the Executive Committee.

(4) Member of the Audit Committee.

     COR J. CLEMENT has served as Chairman of our Board of Directors since August 1998 and as a member of our Board of Directors since May 1992. Mr. Clement served as Vice Chairman of the Board of Directors from August 1994 to August 1998. Mr. Clement served as the President and Chief Executive Officer of NVD, an international provider of security and industrial fire protection services headquartered in the Netherlands, from February 1980 until his retirement in January 1997.

     JACK E. BRUCKER has served as our President and Chief Executive Officer since February 2000 and has been a member of our Board of Directors since February 2000. Mr. Brucker served as our Senior Vice President and Chief Operating Officer from December 1997 until February 2000. Mr. Brucker founded and served as President of Pacific Holdings, a strategic consulting firm, from July 1989 until December 1997. Mr. Brucker served as President of Pacific Precision Metals, a consumer products company, from September 1987 until June 1989.

     ROBERT B. HILLIER has served as our Senior Vice President -- Human Resources and Chief Administrative Officer since February 2000 and as Vice President -- Human Resources since October 1997. Mr. Hillier served as Account Manager and Human Resources Consultant of Watson Wyatt Worldwide from January 1995 to October 1997. From November 1992 to December 1994, he contracted with Bank of America to organize Caliber Bank of Arizona and later served as Director of Human Resources of Caliber Bank of Arizona.

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

     LOUIS G. JEKEL has served as our Secretary and as a member of our Board of Directors since 1968 and as Vice Chairman of our Board of Directors since August 1998. Mr. Jekel directs our Wildland Fire Protection Operations with the State of Arizona and the federal government. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

     MARY ANNE CARPENTER has been a member of our Board of Directors since January 1998. Since January 1993, Ms. Carpenter has served as Executive Vice President and Executive Committee member of First Health Group Corp., a publicly traded managed health care company. From October 1991 until January 1993, Ms. Carpenter served as Senior Vice President, and from July 1986 through October 1991, as Vice President of First Health Group Corp. Ms. Carpenter is a board member of the American Association of Health Plans and has served on panels for several other national health care organizations.

     WILLIAM C. TURNER has been a member of our Board of Directors since November 1993. Mr. Turner is currently Chairman and Chief Executive of Argyle Atlantic Corporation, an international merchant banking and management consulting firm; a director of the Goodyear Tire & Rubber Company; a director of Microtest, Inc.; a trustee and executive committee member of the United States Council for International Business; and a Trustee and past Chairman of the American Graduate School of International Management (Thunderbird). Mr. Turner is also a former United States Ambassador and permanent representative to the Organization for Economic Cooperation and Development.

     HENRY G. WALKER has been a member of our Board of Directors since September 1997. Since April 1997, he has served as President and Chief Executive Officer of the Sisters of Providence Health System, comprised of hospitals, long-term care facilities, physician practices, managed care plans, and other health and social services. From 1996 to March 1997, Mr. Walker served as President and Chief Executive Officer of Health Partners of Arizona, a state-wide managed care company. From 1992 to 1996, he served as President and Chief Executive Officer of Health Partners of, a healthcare delivery system. Mr. Walker is a member of the National Advisory Council of the Healthcare Forum, and also serves as a director of Consolidated Catholic Healthcare a private non-profit company.

     LOUIS A. WITZEMAN is the founder of our company. Mr. Witzeman has served as a member of our Board of Directors since our formation in 1948, currently serving as Chairman of the Board Emeritus. Mr. Witzeman served as our Chief Executive Officer until his retirement in 1980.

     Directors hold office until their successors have been elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms received by us during the fiscal year ended June 30, 2000, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended June 30, 1998, 1999, and 2000 by our Chief Executive Officer and our three most highly compensated executive officers who were in office at June 30, 2000. The table also sets forth this information for our former Chief Executive Officer and two other executive officers who were no longer with our company at June 30, 2000, whose aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                     COMPENSATION AWARDS
                                                                                   ------------------------
                                                       ANNUAL COMPENSATION         RESTRICTED    SECURITIES    ALL OTHER
NAME AND PRINCIPAL                               -------------------------------      STOCK      UNDERLYING   COMPENSATION
POSITION AT YEAR-END                             YEAR   SALARY($)(1)    BONUS($)   AWARD(S)($)   OPTIONS(#)      ($)(2)
--------------------                             ----   ------------    --------   -----------   ----------   ------------
Jack E. Brucker................................  2000     $314,246      $    --      $    --       21,000       $  3,200
  Chief Executive Officer                        1999     $250,000      $25,000      $45,000(4)    39,000       $ 65,559(5)
  and President(3)                               1998     $139,423           --      $    --       21,000       $ 10,109(5)

Dr. Michel Sucher..............................  2000     $184,231      $    --      $    --       12,500       $  3,200
  Senior Vice President and                      1999     $175,000      $    --      $    --       21,600       $  3,200
  Chief Medical Officer(6)                       1998     $171,595      $29,837      $    --       18,000       $  3,200

Robert B. Hillier..............................  2000     $170,385      $    --      $    --       12,500       $  2,008
  Senior Vice President and                      1999     $137,500      $    --      $    --       21,600       $  2,600
  Chief Administrative Officer(6)                1998     $ 87,500      $    --      $    --       18,000       $     --

John S. Banas III..............................  2000     $126,438      $    --      $    --       17,500       $     --
  Senior Vice President and General Counsel(6)

John B. Furman.................................  2000     $392,500      $    --      $    --      122,500       $     --
  Former Chief Executive Officer                 1999     $239,270      $    --      $    --      148,005       $ 80,769(8)
  and President(7)

Robert E. Ramsey...............................  2000     $150,714      $    --      $    --       21,000       $  2,374
  Former Executive                               1999     $238,460      $    --      $    --       41,250       $     --
  Vice President(9)                              1998     $201,154      $    --      $    --       20,000       $     --

Mark E. Liebner................................  2000     $262,154(11)  $    --      $    --       20,000       $106,282(12)
  Former Senior Vice President,                  1999     $239,461      $    --      $    --       33,600       $  3,200
  Chief Financial Officer and                    1998     $192,706      $    --      $    --       20,000       $  3,200(13)
  Treasurer(10)

---------------
 (1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.

 (2) Unless otherwise indicated, consists of company-matching contributions to our 401(k) plan paid in cash.

 (3) Mr. Brucker became our President and Chief Executive Officer in February 2000. From December 1997 until February 2000, Mr. Brucker served as our Senior Vice President and Chief Operating Officer.

 (4) Represents fair market value of restricted stock grants that vested in December 1998.

 (5) We paid Mr. Brucker $10,109 in fiscal 1998 and $62,359 in fiscal 1999 for relocation costs, including moving expenses and closing costs on the sale of his former residence.

 (6) Dr. Sucher and Mr. Hillier became executive officers of our company during February 2000. Mr. Hillier joined our company during October 1997, and Mr. Banas joined our company in September 1999.

 (7) Mr. Furman served as our Chief Executive Officer and President from August 1998 until his resignation in January 2000. We will continue to compensate Mr. Furman pursuant to the terms of his employment agreement through January 2002.

 (8) Represents additional compensation pursuant to an employment agreement with Mr. Furman.

 (9) Mr. Ramsey resigned as our Executive Vice President and Director during January 2000.

(10) Mr. Liebner resigned as our Senior Vice President -- Chief Financial Officer & Treasurer during March 2000.

(11) Includes $73,846 paid to Mr. Liebner pursuant to his severance agreement.

(12) Represents forgiveness of a note receivable from Mr. Liebner in connection with his resignation.

(13) Includes 449 shares of common stock contributed to our 401(k) plan on September 1, 1998 as our matching contribution.

OPTION GRANTS

     The following table represents the options granted to the listed officers in the last fiscal year and the value of the options.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                     INDIVIDUAL GRANTS
                                        ----------------------------------------------------------------------------
                                          NUMBER OF       PERCENT OF
                                         SECURITIES      TOTAL OPTIONS
                                         UNDERLYING       GRANTED TO      EXERCISE OR                   GRANT DATE
                                           OPTIONS       EMPLOYEES IN     BASE PRICE     EXPIRATION    PRESENT VALUE
                                        GRANTED(#)(1)     FISCAL YEAR       ($/SH)          DATE           $(2)
                                        -------------    -------------    -----------    ----------    -------------
Jack E. Brucker.......................      21,000            3.1%          $7.813        7/29/09       $ 70,546.70
Dr. Michael Sucher....................      12,500            1.9%          $7.813        7/29/09       $ 41,991.40
Robert B. Hillier.....................      12,500            1.9%          $7.813        7/29/09       $ 41,991.40
John S. Banas III.....................      17,500            2.6%          $7.688        9/20/09       $ 54,163.65
John B. Furman........................      22,500            3.4%          $7.813        7/29/09       $ 75,585.75
                                           100,000(3)        15.0%          $7.813        7/29/09       $261,030.00
Robert E. Ramsey......................      21,000(4)         3.1%          $7.813        7/29/09       $ 70,546.70
Mark E. Liebner.......................      20,000(5)         3.0%          $7.813        7/29/09       $ 67,186.65

---------------
(1) Except as otherwise indicated, all of the options vest and become exercisable as follows: one-third at grant date in July 1999, one-third in July 2000, and one-third in July 2001.

(2) The hypothetical present value of the options at the date of grant was determined using the Black-Scholes option pricing model. The Black-Scholes model estimates the present value of an option by considering a number of factors, including the exercise price of the option, the volatility of our common stock, the dividend rate, the term of the option, the time it is expected to be outstanding, and interest rates. The Black-Scholes values were calculated using the following assumptions: (a) a risk-free interest rate of 6.26%; (b) a dividend yield of 0.00%; (c) an expected life of the option after vesting of 2.35 years; and (d) an expected volatility of 67.51%.

(3) Mr. Furman resigned in January 2000. The options became exercisable upon their grant in July 1999, and will remain exercisable through January 2003 pursuant to the terms of the options.

(4) Mr. Ramsey resigned in January 2000, and all of these options have expired pursuant to the terms of the options.

(5) Mr. Liebner resigned in March 2000, and 13,333 of such options which were unvested expired pursuant to the terms of the options. The remaining 6,667 options will remain exercisable through June 2001 unless previously exercised.

OPTION HOLDINGS

     The following table represents certain information respecting the options held by the listed officers as of June 30, 2000. None of the officers listed exercised options during fiscal 2000.

                          FISCAL YEAR-END OPTIONS HELD

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED
                                                                       OPTIONS AT
                                                                 FISCAL YEAR-END(#)(1)
                                                              ----------------------------
NAME                                                          EXERCISABLE    UNEXERCISABLE
----                                                          -----------    -------------
Jack E. Brucker.............................................     62,334         18,666
Dr. Michel Sucher...........................................     86,420         11,666
Robert B. Hillier...........................................     40,434         11,666
John S. Banas III...........................................      9,166          8,334
John B. Furman..............................................    250,339         20,166
Robert E. Ramsey............................................     26,250             --
Mark E. Liebner.............................................    185,780             --

---------------
(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise price of all of the options held by the listed officers were greater than $1.63, which was the closing sales price of our common stock as quoted on the Nasdaq National Market on June 30, 2000.

EMPLOYMENT AGREEMENTS

     In February 2000, Jack E. Brucker became our President and Chief Executive Officer. We entered into an employment agreement with Mr. Brucker for a two-year term expiring February 2002, renewable for one-year periods thereafter. Under Mr. Brucker's employment agreement, he is to receive a base salary of $436,000. In connection with the agreement, during August 2000 we granted Mr. Brucker stock options to purchase 200,000 shares of our common stock. The agreement provides that 50,000 of the options will vest upon grant, and the remaining options shall vest ratably each April 20 beginning 2001. Mr. Brucker's employment agreement provides that should we terminate his employment agreement without cause, or should he terminate his employment agreement for good reason, he will receive his base salary and other benefits provided by the agreement for two years. In the event of such termination, if Mr. Brucker elects to solicit clients, employees, or otherwise competes with us at any time following the anniversary of his termination of employment, we will no longer be obligated to pay Mr. Brucker any severance benefits.

     Employment agreements with Dr. Sucher and Messrs. Hillier and Banas expire in December 2000. Subject to annual review of the Human Resources/Compensation/Organization Committee of the Board of Directors, each agreement provides for a base salary (which currently are as follows: Dr. Sucher $195,000; Mr. Hillier $200,000; and Mr. Banas, $180,000), and entitles the executive to participate in stock option plans and other generally available benefit programs. Each executive participates in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Each employment agreement generally provides for each executive to receive certain severance benefits if (i) we decide not to renew the agreement for an additional term; (ii) we terminate the executive without cause; (iii) the executive terminates the agreement for good reason; or (iv) the executive becomes disabled and is unable to perform his duties.

     Each of the employment agreements generally provides that if we decide not to renew the employment agreement, the executive will receive his base salary plus certain benefits for one year. Should we terminate the executive without cause, the executive will receive his base salary plus certain benefits for the greater of (i) the remainder of the contract term or (ii) one year. If the executive terminates the agreement for good reason, the agreement provides that the executive will receive his base salary plus certain benefits for one year. Should the executive become disabled and unable to perform his duties, we will continue to pay the executive's salary for a period of six months.

     In addition, each agreement provides for us to indemnify the executive for certain liabilities arising from actions taken within the scope of employment. Each employment agreement contains restrictive covenants pursuant to which the executive has agreed not to compete with us or to solicit any of our clients or employees of for a period of two years after the executive's employment ceases.

     Change of control agreements entered into by Messrs. Brucker, Sucher, Hillier, and Banas provide that in the event of a change of control and the surviving entity or individuals in control do not offer such persons employment, terminate their employment, or such persons terminate their employment for good reason, such persons will receive one and one-half years' severance pay (two years in the case of Mr. Brucker), plus certain benefits, including the acceleration of exercisability of their stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. For purposes of the change of control agreements, "good reason" includes a reduction of their respective duties and/or salary or the surviving entity's failure to assume their respective employment and change of control agreements. For purposes of the change of control agreements, a "change of control" includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of our then outstanding voting securities; (ii) during any two-year period, our Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who were directors at the beginning of such period, is considered to be a member of the current Board); or
(iii) approval by our stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets. Mr. Furman's and Mr. Liebner's change of control agreements terminated upon their resignation.

     During January 2000, John Furman resigned as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, we will continue to compensate Mr. Furman his base salary of $420,000 through January 2002. In connection with the agreement, during July 1999 we granted Mr. Furman stock options to purchase 100,000 shares of our common stock. These stock options were fully vested and exercisable on the date of grant, and will remain exercisable through January 2003. In addition, any unvested options held by Mr. Furman upon his resignation immediately vested and will remain exercisable through January 2002.

     Mr. Liebner resigned as our Senior Vice President, Chief Financial Officer, and Treasurer in March 2000. We entered into a release and settlement agreement with Mr. Liebner upon his resignation under which we will pay Mr. Liebner $240,000 through March 2001. In connection with the agreement, Mr. Liebner released our company from all claims that he may have against our company. In conjunction with his employment with our company, Mr. Liebner entered into a Conditional Stock Grant Agreement. The stock grant agreement provided for the issuance of shares of common stock, subject to certain transfer and forfeiture restrictions. The release and settlement agreement did not effect the terms of the stock grant agreement.

     We compensated Mr. Ramsey under an employment agreement with substantially similar terms as those described above. Mr. Ramsey's base salary during fiscal 2000 was $257,800. Because this agreement was entered into as part of our acquisition of his companies, the Southwest companies, the agreement did not provide for a renewal term or severance benefits upon termination after June 2000. Mr. Ramsey resigned as our Executive Vice President in January 2000, and pursuant to his employment agreement, we paid Mr. Ramsey his base salary through June 2000.

EMPLOYEE STOCK OWNERSHIP PLAN

     The ESOP is a tax-qualified employee stock ownership trust for the benefit of our current and former employees age 21 or over. The ESOP was established in 1978 through the purchase from Louis A. Witzeman, our founder, of approximately 63% of our then outstanding common stock in exchange for real estate and a note in the principal amount of $728,000, with interest at 10% per annum, which note has been paid in full. From time to time since the establishment of the ESOP, we have contributed newly issued shares and treasury shares of common stock and cash as employer contributions. The ESOP has used these cash contributions to pay the note to Mr. Witzeman and to repurchase shares of common stock distributed from the ESOP. No contributions were made for the fiscal years ended June 30, 1998 and 1999. We contributed $250,000 to the ESOP during fiscal year ended 2000. As of September 30, 2000, there were approximately 5,300 participants in the ESOP.

     David Stevens and Barry Landon are the Trustees of the ESOP. Our ESOP Advisory Committee is responsible for directing the Trustee in the general administration of the ESOP. With respect to the shares of our common stock held by the ESOP, the participants in the ESOP are authorized to control how votes are cast by giving instructions to the Trustee; however, if and to the extent that the Trustee does not receive participant instructions, the Trustee will vote the shares in accordance with instructions from our Advisory Committee. Each participant may control the voting of such shares in the proportion that the value of that participant's benefit in the ESOP fund bears to the total value of all benefits therein. The ESOP permits any fully vested employee to receive an in-service distribution of up to 50% of his or her account balance while employed by us. An in-service distribution results in deferment of the receipt of the balance of such employee's account until three years after the employee's termination of employment other than as a result of the employee's retirement at the ESOP's normal retirement age, disability, or death. Participants in the ESOP otherwise may only request distribution of their ESOP account balance in shares of common stock under certain circumstances including termination of employment, early retirement, retirement, death, or disability. In fiscal 2000, 56,266 shares were so distributed. In addition, upon completion of 10 plan years of service and attainment of age 55, participants have the right to direct the investment of 25% of their accounts into other diversified investments.

     In July 1999, our board of directors approved an amendment to "freeze" the ESOP, effective June 30, 1999, with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants' accounts were fully vested as of June 30, 1999. We do not intend to make any contributions to the ESOP in the future.

1989 STOCK OPTION PLAN

     The 1989 Stock Option Plan provides for the granting of nonqualified stock options. Options may be issued to our key employees and directors. There are currently outstanding options to acquire 139,000 shares of our common stock under the 1989 Plan. No additional options will be granted under the 1989 Plan. The expiration date, maximum number of shares purchasable, and the other provisions of the options, including vesting provisions, were established at the time of grant. Options were granted for terms of up to 10 years and become exercisable in whole or in one or more installments at such time as was determined by the plan administrator upon the grant of the options. Exercise prices of options are equal to the fair market value of our common stock at the time of the grant. In the event of a change of control of our company, all options will be terminated and the optionholder must be paid in cash the difference between the fair market value of his or her options and their exercise price.

1992 STOCK OPTION PLAN

  General

     The 1992 Plan, as amended, is divided into two programs: the Discretionary Grant Program and the Automatic Option Program. The Discretionary Grant Program provides for the granting of options to acquire our common stock, the direct granting of our common stock, the granting of stock appreciation rights, or SARs, and the granting of other cash awards. Options and awards under the 1992 Plan may be issued to executives, key employees, and others providing valuable services to us. The options issued may be incentive stock options or nonqualified stock options. We believe that the Discretionary Grant Program represents an important factor in attracting and retaining executives and other key employees and constitutes a significant part of the compensation program for employees. The Automatic Option Program provides for the automatic grant of options to acquire our common stock. Automatic options are granted to members of our Board of Directors who are not employed by us. We believe that the Automatic Option Program promotes our interests by providing such directors the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in our company and an increased personal interest in our continued success and progress.

     If any change is made in the stock subject to the 1992 Plan, or subject to any option or SAR granted under the 1992 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1992 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1992 Plan and the number of shares and exercise price per share of stock subject to outstanding options. An optionholder will not have any of the rights of a stockholder with respect to optioned shares until the holder exercises the option.

  Eligibility and Administration

     Options and awards may be granted only to persons who at the time of grant are either (i) our key personnel (including officers and directors), or (ii) consultants and independent contractors who provide valuable services to us. Options that are incentive stock options may be granted only to our key personnel who are also our employees.

     The eligible persons under the Discretionary Grant Program are divided into two groups, and there will be a separate administrator for each group. One group consists of eligible persons who are our executive officers and directors and all persons who own 10% or more of our issued and outstanding stock. The power to administer the Discretionary Grant Program with respect to those persons may be vested either with the Board of Directors or with the Senior Committee, a committee comprised of two or more "Non-Employee Directors" (as that term is defined in Rule 16(b)(3)(i) under the 1934 Act) who are appointed by the Board. The Senior Committee, in its sole discretion, may require approval of the Board of Directors for specific grants of options or awards under the Discretionary Grant Program. Members of the Senior Committee may participate in the Discretionary Grant Program as permitted by the rules. The second group consists of eligible persons who are not our executive officers or directors and those who do not own 10% or more of our issued and outstanding stock. The power to administer the Discretionary Grant Program with respect to the second group of eligible persons may be vested exclusively with our Board of Directors or with a committee of two or more directors. Each plan administrator will determine (a) which of the eligible persons in its group will be granted options and awards,
(b) the amount and timing of such grant, and (c) such other terms and conditions as may be imposed by the plan administrator consistent with the 1992 Plan.

     To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code. The maximum number of shares of stock with respect to which options or awards may be granted to any employee during the term of the 1992 Plan may not exceed 25% of the shares of stock covered by the 1992 Plan.

  Exercise of Options

     The expiration date, maximum number of shares purchasable, and other provisions of the options, including vesting provisions, are established at the time of grant. Options may be granted for terms of up to 10 years. Options vest and thereby become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon the grant of the options. However, a plan administrator has the discretion to provide for the automatic acceleration of the vesting of any options or awards granted under the Discretionary Grant Program in the event of a "change in control" as defined in the 1992 Plan.

     The exercise prices of options are determined by the plan administrator, but if the option is intended to be an incentive stock option, it may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of our common stock at the time of the grant.

     Options or awards granted under the Discretionary Grant Program may be assigned, encumbered, or otherwise transferred by the optionholder or grantee if specifically allowed by the plan administrator upon the grant of the option or award. If any optionholder ceases to be employed by us for a reason other than disability or death, the optionholder or the optionholder's successor may, within three months after the termination of employment, exercise some or all of the vested incentive stock options held by the employee. If the optionholder ceases to be employed due to disability, the three-month period is extended to 12 months. However, termination for cause terminates all options held by the employee.

     Under the 1992 Plan, options that are not incentive stock options and which are outstanding at the time an optionholder's service to our company will terminate three months after the date of termination of service, unless otherwise determined by the plan administrator. If the service to our company terminates by reason of the optionholder's permanent disability, however, the options will terminate 12 months after the date of termination of service, unless otherwise determined by the plan administrator. However, if the optionholder is discharged for cause, all options held by the optionholder will terminate immediately.

  Awards

     The plan administrators also may grant awards to eligible persons under the 1992 Plan. Awards may be granted in the form of SARs, stock awards, or cash awards. Through June 30, 2000, stock awards in the amount of 35,916 shares have been granted under the 1992 Plan.

     Awards granted in the form of SARs entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date first exercised or surrendered. The plan administrators may determine, consistent with the 1992 Plan, such terms, conditions, restrictions, and limitations, if any, on any SARs.

     Awards granted in the form of stock awards entitle the recipient to receive common stock directly. Awards granted in the form of cash entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the common stock or our other securities. The plan administrators may determine such other terms, conditions, and limitations, if any, on any awards.

     The 1992 Plan provides that it is not intended to be the exclusive means by which we may issue options or warrants to acquire our common stock, stock awards, or any other type of award. To the extent permitted by applicable law, we may issue any other options, warrants, or awards other than under the 1992 Plan without stockholder approval.

  Terms and Conditions of Automatic Options

     The 1992 Plan provides that (i) each year at the meeting of the Board of Directors held immediately after the annual meeting of stockholders, each eligible director will be granted an automatic option to acquire 2,500 shares of common stock (except that the Chairman of the Board will receive an automatic option to acquire 5,000 shares if the chairman is an eligible director), and
(ii) each year each eligible director will receive an automatic option, or Formula Option, to acquire a number of shares equal to 1,000 shares for each $0.05 increase of earnings per share from the prior fiscal year, subject to a maximum of 5,000 shares of stock per eligible director. Automatic options (other than the Formula Options) will vest one day prior to the next annual meeting of stockholders after the applicable grant date unless the next annual meeting of stockholders occurs less than six months after the applicable grant date, in which case the automatic option will vest on the first anniversary of the applicable grant date. Each Formula Option will vest on the first anniversary of the applicable grant date.

     The 1992 Plan provides for the grant to new eligible directors of automatic options to acquire 10,000 shares of common stock on the date of their first appointment or election to the Board. The automatic options granted to new eligible directors vest one day prior to the next annual meeting of stockholders that occurs after the applicable grant date unless the next annual meeting of stockholders occurs less than six months after the applicable grant date, in which case the automatic options become exercisable and vest on the first anniversary of the applicable grant date. An eligible director is not eligible to receive the 2,500 share automatic option or the Formula Option if that grant date is within 30 days of such eligible director receiving the 10,000 share automatic option.

     The 1992 Plan provides that, in the event of a change in control, all unvested automatic options will automatically accelerate and immediately vest so that each outstanding automatic option will become fully exercisable, immediately prior to the effective date of such change in control.

     The exercise price per share of stock subject to each automatic option is equal to the 100% of the fair market value per share on the date of the grant of the automatic option. Each automatic option expires on the tenth anniversary of the date of grant. Eligible directors also may be eligible to receive options or awards under the Discretionary Grant Program or option grants or direct stock issuances under any four other plans. Cessation of service on the Board terminates any automatic options for shares that were not vested at the time of such cessation. Automatic options are nontransferable other than by will or the laws of descent and distribution on the death of the optionholder and, during the lifetime of the optionholder, are exercisable only by such optionholder.

  Duration and Modification

     The 1992 Plan will remain in force until November 5, 2002. Our Board of Directors at any time may amend the 1992 Plan except that, without the approval by the affirmative vote of the holders of a majority of the outstanding shares of our common stock, the Board of Directors may not (i) increase, except in the case of certain organic changes to our company, the maximum number of shares of common stock subject to the 1992 Plan, (ii) reduce the exercise price at which options may be granted or the exercise price for which any outstanding option may be exercised, (iii) extend the term of the 1992 Plan, (iv) change the class of persons eligible to receive options or awards under the 1992 Plan, or (v) materially increase the benefits accruing to participants under the 1992 Plan. In addition, the Board may not, without the consent of the optionholder, take any action that disqualifies any option previously granted under the 1992 Plan for treatment as an incentive stock option or which adversely affects or impairs the rights of the optionholder of any outstanding option. Despite the foregoing, the Board of Directors may amend the 1992 Plan from time to time as it deems necessary in order to meet the requirements of any amendments to Rule 16b-3 under the 1934 Act without the consent of our stockholders.

Federal Income Tax Consequences for Stock Options

     Certain options granted under the 1992 Plan will be intended to qualify as incentive stock options under Code Section 422. Accordingly, there will be no taxable income to an employee when an incentive stock option is granted to him or her when that option is exercised. The amount by which the fair market value of the shares at the time of exercise exceeds the option price generally will be treated as an item of preference in computing the alternate minimum taxable income of the optionholder. If an optionholder exercises an incentive stock option and does not dispose of the shares within either two years after the date of the grant of the option or one year after the date the shares were transferred to the optionholder, any gain realized upon disposition will be taxable to the optionholder as a capital gain. If the optionholder does not satisfy the applicable holding periods, however, the difference between the option price and the fair market value of the shares on the date of exercise of the option will be taxed as ordinary income, and the balance of the gain, if any, will be taxed as capital gain. If the shares are disposed of before the expiration of the one-year or two-year periods and the amount realized is less than the fair market value of the shares at the date of exercise, the employee's ordinary income is limited to the amount realized less the option exercise price paid. We will be entitled to a tax deduction only to the extent the optionholder has ordinary income upon the sale or other disposition of the shares received when the option was exercised.

     Certain other options issued under the 1992 Plan, including options issued automatically to the non-employee members of the Board of Directors, will be nonqualified options. The income tax consequences of nonqualified options will be governed by Code Section 83. Under Code Section 83, the excess of the fair market value of the shares of the common stock acquired pursuant to the exercise of any option over the amount paid for such stock, or Excess Value, must be included in the gross income of the optionholder in the first taxable year in which the common stock acquired by the optionholder is not subject to a substantial risk of forfeiture. In calculating Excess Value, fair market value will be determined on the date that the substantial risk of forfeiture expires, unless a Section 83(b) election is made to include the Excess Value in income immediately after the acquisition, in which case fair market value will be determined on the date of the acquisition. Generally, we will be entitled to a federal income tax deduction in the same taxable year that the optionholder recognizes income. We will be required to withhold income tax with respect to income reportable pursuant to Code Section 83 by an optionholder. The basis of the shares acquired by an optionholder will be equal to the option price of those shares plus any income recognized pursuant to Code Section 83. Subsequent sales of the acquired shares will produce capital gain or loss. Such capital gain or loss will be long term if the stock has been held for one year from the date of the substantial risk of forfeiture lapsed, or, if a Section 83(b) election is made, one year from the date the shares were acquired.

2000 NON-QUALIFIED STOCK OPTION PLAN

     Under our 2000 Non-Qualified Stock Option Plan, which was approved by our board of directors and was effective on August 11, 2000, 2,000,000 shares of Common Stock are reserved for issuance upon exercise of stock options granted under the plan. The plan is designed as a means to retain and motivate qualified and competent persons who provide services to our company. Our board of directors or a committee of outside directors appointed by our board will administer and interpret the plan. The board of directors and the committee each are authorized to grant options to all eligible employees, consultants, and independent contractors of our company; provided, however, that our directors and officers will not be eligible to receive options under the plan. In the event of a change in the common stock due to a stock dividend or recapitalization, the plan provides for appropriate adjustment in the number of shares available for grant under the plan and the number of shares and the exercise price per share under any option then outstanding under the plan, so that the same percentage of our issued and outstanding shares shall remain subject to being optioned under the plan or subject to purchase at the same aggregate exercise price under any such outstanding option, as applicable. Unless otherwise provided in any option, the committee or the board of directors may change the option price and/or number of shares under any outstanding option when, in their discretion, such adjustment becomes appropriate so as to preserve but not increase benefits under the plan. The aggregate number of shares subject to options granted to any one optionee under the plan may not exceed 2,000,000 subject to adjustment as described above.

     The plan provides for the granting of only nonqualified stock options. Options may generally be granted under the plan on such terms and at such prices as determined by the committee or the board of directors. Each option is exercisable after the period or periods specified in the option agreement, but no option may become exercisable after the expiration of ten years from the date of grant. The board of directors or committee may accelerate the exercisability or vesting of any option or shares previously acquired by the exercise of any options, and, in the event of a change in control (as defined in the plan), unless otherwise provided in the option, each outstanding option will become immediately exercisable in full. Nonqualified stock options granted under the plan are not transferable unless the prior written consent of the committee or the board of directors is obtained and such transfer does not violate Rule 16b-3 under the Securities Exchange Act of 1934. The committee or the board of directors may permit the option price to be paid by

     - cash,

     - certified or official bank check,

     - personal check if accepted by the committee or the board of directors,

     - money order,

     - shares of common stock that have been held for at least 6 months (or such other shares as we determine will not cause us to recognize for financial accounting purposes, a charge for compensation expense),

     - withholding of shares of common stock,

     - any cashless exercise procedure approved by the committee or the board of directors,

     - other consideration deemed appropriate by the committee or the board of directors, or

     - a combination of the above.

The plan also authorizes us to make or guarantee loans to optionees to enable them to exercise their options. Such loans must

     - provide for recourse to the optionee,

     - bear interest at the prime rate of our principal lender,

     - be secured by the shares of common stock purchased, and

     - contain such other terms as the committee or the board of directors in its sole discretion shall reasonably require.

     The board of directors or the committee has the authority to amend or terminate the plan or any options, provided that no such action may substantially impair the rights or benefits of the holder of any outstanding option without the consent of such holder, and provided further that certain amendments to the plan are subject to stockholder approval. Unless terminated sooner, the plan will continue in effect until all options granted thereunder have expired or been exercised.

EMPLOYEE STOCK PURCHASE PLAN

     We have adopted an Employee Stock Purchase Plan, or ESPP, which allows our eligible employees to purchase shares of common stock at semi-annual intervals through periodic payroll deductions. The ESPP is intended to promote superior levels of performance from, and to encourage stock ownership by, our eligible employees by increasing their interest in our success. The ESPP is designed to meet this goal by offering financial incentives for employees to purchase our common stock, thereby increasing the interest of employees in pursuing our long-term growth, profitability, and financial success. The Board of Directors has reserved 450,000 shares of common stock for this purpose. The purchase price per share is the lower of (i) 85% of the closing price of our common stock on the offering commencement date, or (ii) 85% of the closing price of our common stock on the offering termination date. The purchase price is to be paid through periodic payroll deductions not to exceed 10% of the participant's earnings due each semi-annual period of participation within the offering period. However, no participant may purchase more than $25,000 worth of common stock annually. As of October 25, 2000, we had issued 353,580 shares of common stock under the ESPP.

     The purchase right of a participant will terminate automatically in the event the participant ceases to be an employee of ours, and any payroll deductions collected from such individual during the semi-annual period in which such termination occurs will be refunded. However, in the event of the participant's disability or death, such payroll deduction may be applied to the purchase of the common stock on the next semi-annual purchase date.

     The ESPP provides for annual offerings through the end of July 2003.

401(K) PLAN

     We have a 401(k) contributory retirement plan for the majority of our employees. The 401(k) plan is designed to provide tax-deferred income to our employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) plan provides that each participant may contribute up to 15% of his or her salary, not to exceed the statutory limit. Matching contributions may be made at the discretion of the Board of Directors. We have historically elected to make a fixed matching contribution to each participant's account of up to 2% of total annual cash compensation received by respective participants. An additional discretionary matching contribution may also be made in an amount equal to a percentage determined by the Board of Directors of the contribution made by participants. Discretionary matching contributions vest over a period of seven years. All contributions by participants and our fixed matching contributions vest immediately. Under the terms of the 401(k) plan, we also may make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds among certain named plans. Our contributions may be made in shares of our common stock.

     Upon death, disability, retirement, or the termination of employment, participants may elect to receive periodic or lump sum payments. Additionally, amounts may be withdrawn in cases of demonstrated hardship. Amounts contributed by us to the 401(k) plan for certain executive officers are set forth in the Summary Compensation Table under the caption "Executive Compensation."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 30, 2000, our Human
Resource/Compensation/Organization Committee consisted of Messrs. Walker, Turner, and Witzeman and Ms. Carpenter, currently directors of the company.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock on October 25, 2000 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                                 AMOUNT
                                                              BENEFICIALLY
                                                                 OWNED
NAME OF BENEFICIAL OWNER                                       (1)(2)(3)      PERCENT(2)
------------------------                                      ------------    ----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Jack E. Brucker.............................................     124,000(4)        *
Dr. Michel Sucher...........................................     153,005(5)      1.0
Robert B. Hillier...........................................      72,934(6)        *
John S. Banas III...........................................      63,333(7)        *
Cor J. Clement..............................................      33,250(8)        *
Louis G. Jekel..............................................     149,299(9)      1.0
William C. Turner...........................................      35,500(10)       *
Henry G. Walker.............................................      22,500(11)       *
Mary Anne Carpenter.........................................      20,000(12)       *
Louis A. Witzeman...........................................     154,648(13)     1.0
John B. Furman..............................................     265,005(14)     1.8
Robert E. Ramsey............................................     519,773(15)     3.5
Mark E. Liebner.............................................     247,499(16)     1.7
Executive officers and directors as a group (10 persons)....     828,469         5.4

5% STOCKHOLDERS:
ESOP........................................................     848,330(17)     5.4
Mark S. Howells.............................................   1,000,000(18)     6.8

---------------
  *  Less than 1%

 (1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

 (2) The percentages shown are calculated based upon 14,626,336 shares of common stock outstanding on October 25, 2000. The number and percentages shown include the shares of common stock actually owned as of October 25, 2000 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 25, 2000. In calculating the percentage of ownership, shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholders.

 (3) Excludes the following fully vested shares of common stock held by the ESOP for the benefit of the following individuals: four shares for Mr. Brucker, 1,097 shares for Dr. Sucher, two shares for Mr. Hillier, 5,664 shares for Mr. Jekel, 1,035 shares for Mr. Liebner, and four shares for Mr. Ramsey. These persons have sole voting power with respect to the shares held in their account by the ESOP.

 (4) Represents shares of common stock issuable upon exercise of stock options.

 (5) Includes 118,920 shares of common stock issuable upon exercise of stock options.

 (6) Represents shares of common stock issuable upon exercise of stock options.

 (7) Represents shares of common stock issuable upon exercise of stock options.

 (8) Includes 21,250 shares of common stock issuable upon exercise of stock options.

 (9) Includes 75,000 shares of common stock issuable upon exercise of stock options; 3,175 shares held by the Louis G. Jekel Charitable Remainder Trust UA dated March 1, 1996; and 71,124 shares held by a partnership of which Mr. Jekel is the beneficial owner.

(10) Includes 27,500 shares of common stock issuable upon exercise of stock options.

(11) Represents shares of common stock issuable upon exercise of stock options.

(12) Represents shares of common stock issuable upon exercise of stock options.

(13) Includes 36,062 shares held by the Louis A. Witzeman, Jr. Family Investment Limited Partnership, of which 6,650 shares are held for the benefit of other family members. Also includes 69,375 shares of common stock issuable upon the exercise of stock options.

(14) Includes 263,005 shares of common stock issuable upon exercise of stock options.

(15) Includes 26,250 shares of common stock issuable upon exercise of stock options. Does not include 315,253 shares held by the Ramsey SW Revocable Trust dated August 31, 1999, Robert L'Ecuyer, Trustee, for which Mr. Ramsey disclaims beneficial ownership.

(16) Includes 185,780 shares of common stock issuable upon exercise of stock options.

(17) Represents 848,330 shares of common stock owned by the Rural/Metro Corporation Employee Stock Ownership Plan. Participants under the ESOP have voting power as to shares allocated to their account and the ESOP trustee has voting power as to unallocated shares and as to any shares for which participants have chosen not to vote. The ESOP has sole dispositive power over all of these shares of common stock. The address of the Rural/Metro Corporation Employee Stock Ownership Plan is c/o Rural/Metro Corporation, 8401 East Indian School Road, Scottsdale, Arizona 85251.

(18) Represents 1,000,000 shares of common stock beneficially owned by Mark S. Howells. Mr. Howells has sole voting and dispositive power of all of such shares. The address of Mr. Howells is c/o Arizona Securities Group, 2390 East Camelback Road, Suite 203, Phoenix, Arizona 85016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We paid approximately $96,000 during the year ended June 30, 2000 for legal services to Jekel & Howard, of which Mr. Jekel is a principal. Mr. Jekel is a participant in our ESOP. We paid Mr. Jekel $32,000 during the year ended June 30, 2000 for additional services rendered in connection with our forestry fire fighting services.

     We paid approximately $46,000 during the year ended June 30, 2000 to Louis
A. Witzeman under leases for five fire and ambulance stations. These leases can be cancelled by us at any time. Mr. Witzeman received $85,000 during the fiscal year ended June 30, 2000 for fire protection and EMS advisory and consulting services and for serving on the Board of Directors. We also provide Mr. Witzeman with an automobile for personal use.

     We engaged Mr. Bolin, our former President, as a special consultant to our company through January 2002. The consulting agreement entitles Mr. Bolin to participate in any benefit plans that we maintain for our employees. We paid Mr. Bolin approximately $118,000 under this consulting agreement.

     We engaged William R. Crowell, our former Senior Vice President, as a consultant to our company through February 2001. Under the consulting agreement, we will pay Mr. Crowell consulting fees of $75,000 in three equal monthly installments on June 1, July 1, and August 1, 2000. Pursuant to the consulting agreement, we also granted Mr. Crowell options to purchase 8,000 shares of common stock.

     We paid approximately $1,143,000 during the year ended June 30, 2000 to companies owned by Robert E. Ramsey under leases for various offices, ambulance stations, furniture, and equipment acquired in connection with the acquisition of his companies.

     In connection with Mr. Liebner's resignation from our company in March 2000, we forgave a note receivable from Mr. Liebner in the amount of approximately $123,500. We issued this note to Mr. Liebner in July 1998 in connection with his income tax liability incurred from his stock grant agreement.

     We believe that all of the related party transactions listed above were provided on terms no less favorable to us than could have been obtained from unrelated firms or third parties. All future transactions between us and our officers, directors, and principal stockholders are expected to be on terms no less favorable to us than could be obtained from unaffiliated persons and will require the approval of our independent directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

                                                                         PAGE
                                                                         ----
(i)   Financial Statements
      (1)  Report of Independent Public Accountants....................   45
      (2)  Consolidated Financial Statements Consolidated Balance
           Sheets at June 30, 2000 and 1999............................   46
           Consolidated Statements of Income for the Years Ended June
           30, 2000, 1999, and 1998....................................   47
           Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended June 30, 2000, 1999, and 1998...........   48
           Consolidated Statements of Cash Flows for the Years Ended
           June 30, 2000, 1999, and 1998...............................   49
           Consolidated Statements of Comprehensive Income for the
           Years Ended June 30, 2000 and 1999..........................   50
           Notes to Consolidated Financial Statements..................   51
(ii)  Financial Statement Schedule
           Schedule II Valuation and Qualifying Accounts...............   77
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

     (c) Exhibits

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
  2           Plan and Agreement of Merger and Reorganization, dated as of
              April 26, 1993(1)
  3.1(a)      Second Restated Certificate of Incorporation of the
              Registrant filed with the Secretary of State of Delaware on
              January 18, 1995(6)
  3.1(b)      Rights Agreement dated as of August 23, 1995 between the
              Registrant and American Securities Transfer, Inc., the
              Rights Agent(7)
  3.2         Amended and Restated Bylaws of the Registrant(1)
  4.1         Specimen Certificate representing shares of Common Stock,
              par value $.01 per share(1)
  4.2         Indenture dated as of March 16, 1998, by and among the
              Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)
  4.3         Form of Global Note (included in Exhibit 4.2)(12)
  4.4         Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
              Warburg Dillon Reed Inc., First Union Capital Markets, the
              Company, and certain subsidiaries of the Company, as
              Guarantors(12)
 10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
              August 10, 1989, as amended(1)
 10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
              Registrant, dated February 4, 1994(2)
 10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
              August 25, 1994(3)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 10.4         Form of Stock Option Agreement pursuant to 1989 Employee
              Stock Option Plan of Registrant(1)
 10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
              amended through October 15, 1998(15)
 10.6         Forms of Stock Option Agreements pursuant to the Amended and
              Restated 1992 Stock Option Plan of Registrant(15)
 10.15        Forms of Conditional Stock Grant and Repurchase Agreements
              by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
              December 1, 1997(1)
 10.16(a)     Form of Employment Agreement by and between Registrant and
              Mark E. Liebner, effective January 1, 1998(14)
 10.16(c)     Form of Change of Control Agreement by and between Mark E.
              Liebner dated March 4, 1998(14)
 10.16(d)     Form of Change of Control Agreement by and between the
              Registrant and the following executive officers: (i) Jack E.
              Brucker, dated November 24, 1997, (ii) R. Bruce Hillier,
              effective October 28, 1997, (iii) Dr. Michel A. Sucher,
              effective December 1, 1995, and (iv) John S. Banas III,
              effective March 10, 2000(14)
 10.16(f)     Employment Agreement by and between Registrant and Robert E.
              Ramsey Jr., dated June 30, 1997(9)
 10.16(g)     Employment Agreement by and between Registrant and John B.
              Furman effective July 29, 1999(17)
 10.16(h)     Change of Control Agreement by and between Registrant and
              John B. Furman, effective November 1, 1999(17)
 10.16(i)     Severance Agreement by and between Warren S. Rustand and
              Registrant effective August 24, 1998(14)
 10.16(j)     Consulting Agreement by and between James H. Bolin and
              Registrant effective January 1, 1998(14)
 10.16(k)     Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)
 10.16(l)     Employment Agreement by and between the Registrant and Jack
              E. Brucker, effective February 22, 2000*
 10.16(m)     Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel
              A. Sucher, effective November 7, 1997, (ii) R. Bruce
              Hillier, effective October 20, 1997, and (iii) John S. Banas
              III, effective March 10, 2000(18)
 10.17        Form of Indemnity Agreement by and between Registrant and
              each of its officers and directors, dated in April, May,
              August and November 1993, as of October 13, 1994, and as of
              September 25, 1998(1)
 10.18(a)     Amended and Restated Employee Stock Ownership Plan and Trust
              of the Registrant, effective July 1, 1997(15)
 10.21        Retirement Savings Value Plan 401(k) of Registrant, as
              amended, dated July 1, 1990(1)
 10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
 10.36        Employee Stock Purchase Plan, as amended through November
              20, 1997(14)
 10.37(a)     Loan and Security Agreement by and among the CIT
              Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
              Promissory Note and Guaranty Agreement(3)
 10.37(b)     Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
              25, 1998 and related form of Guaranty and Schedule of
              Indebtedness and Collateral(14)
 10.41        Stock Purchase Agreement by and among Rural/Metro of New
              York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
              Emergency Medical Services Training Institute, Inc., dated
              January 26, 1995(4)
 10.42        Asset Purchase Agreement by and among EMS Ventures of South
              Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
              dated May 4, 1995(5)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 10.45        Amended and Restated Credit Agreement dated as of March 16,
              1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
              Form of Subsidiary Guarantee Agreement, and Form of
              Intercompany Subordination Agreement(13)
 10.49        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
              trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
              General, Inc., as amended(8)
 10.50        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. with respect to the
              stock of Southwest Ambulance of Casa Grande, Inc., as
              amended(8)
 10.51        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
              Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as amended(8)
 10.52        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., with respect to
              Medical Emergency Devices and Services, Inc., as amended(8)
 10.54        Purchase Agreement dated January 16, 1998 and Complementary
              Agreement dated March 26, 1998 between Rural/Metro
              Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
              Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
              Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
              respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A(11)
 10.55        Provisional Waiver and Standstill Agreement dated as of
              March 14, 2000(19)
 10.56        First Amendment to Provisional Waiver and Standstill
              Agreement dated as of April 13, 2000(19)
 10.57        Second Amendment to Provisional Waiver and Standstill
              Agreement dated as of July 14, 2000(20)
 21           Subsidiaries of Registrant*
 23           Consent of Arthur Andersen LLP
 27           Financial Data Schedule*

---------------
  * Previously filed with the Registrant's Form 10-K filed with the Commission on September 28, 2000.

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

                                      RURAL/METRO CORPORATION

                                      By:   /s/ JACK E. BRUCKER
                                        ----------------------------------------
                                        Jack E. Brucker
                                        President and Chief Executive Officer

October 30, 2000

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

                     SIGNATURE                                        TITLE                           DATE
                     ---------                                        -----                           ----

                /s/ COR J. CLEMENT                   Chairman of the Board of Directors        October 30, 2000
---------------------------------------------------
                  Cor J. Clement

                /s/ LOUIS G. JEKEL                   Vice Chairman of the Board of Directors   October 30, 2000
---------------------------------------------------
                  Louis G. Jekel

                /s/ JACK E. BRUCKER                  President, Chief Executive Officer and    October 30, 2000
---------------------------------------------------    Director (Principal Executive Officer)
                  Jack E. Brucker

              /s/ RANDALL L. HARMSEN                 Vice President of Finance (Principal      October 30, 2000
---------------------------------------------------    Financial Officer and Principal
                Randall L. Harmsen                     Accounting Officer)

              /s/ MARY ANNE CARPENTER                Director                                  October 30, 2000
---------------------------------------------------
                Mary Anne Carpenter

                                                     Director                                  October   , 2000
---------------------------------------------------
                 William C. Turner

                /s/ HENRY G. WALKER                  Director                                  October 30, 2000
---------------------------------------------------
                  Henry G. Walker

               /s/ LOUIS A. WITZEMAN                 Director                                  October 30, 2000
---------------------------------------------------
                 Louis A. Witzeman

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
  2           Plan and Agreement of Merger and Reorganization, dated as of
              April 26, 1993(1)
  3.1(a)      Second Restated Certificate of Incorporation of the
              Registrant filed with the Secretary of State of Delaware on
              January 18, 1995(6)
  3.1(b)      Rights Agreement dated as of August 23, 1995 between the
              Registrant and American Securities Transfer, Inc., the
              Rights Agent(7)
  3.2         Amended and Restated Bylaws of the Registrant(1)
  4.1         Specimen Certificate representing shares of Common Stock,
              par value $.01 per share(1)
  4.2         Indenture dated as of March 16, 1998, by and among the
              Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)
  4.3         Form of Global Note (included in Exhibit 4.2)(12)
  4.4         Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
              Warburg Dillon Reed Inc., First Union Capital Markets, the
              Company, and certain subsidiaries of the Company, as
              Guarantors(12)
 10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
              August 10, 1989, as amended(1)
 10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
              Registrant, dated February 4, 1994(2)
 10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
              August 25, 1994(3)
 10.4         Form of Stock Option Agreement pursuant to 1989 Employee
              Stock Option Plan of Registrant(1)
 10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
              amended through October 15, 1998(15)
 10.6         Forms of Stock Option Agreements pursuant to the Amended and
              Restated 1992 Stock Option Plan of Registrant(15)
 10.15        Forms of Conditional Stock Grant and Repurchase Agreements
              by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
              December 1, 1997(1)
 10.16(a)     Form of Employment Agreement by and between Registrant and
              Mark E. Liebner, effective January 1, 1998(14)
 10.16(c)     Form of Change of Control Agreement by and between Mark E.
              Liebner dated March 4, 1998(14)
 10.16(d)     Form of Change of Control Agreement by and between the
              Registrant and the following executive officers: (i) Jack E.
              Brucker, dated November 24, 1997, (ii) R. Bruce Hillier,
              effective October 28, 1997, (iii) Dr. Michel A. Sucher,
              effective December 1, 1995, and (iv) John S. Banas III,
              effective March 10, 2000(14)
 10.16(f)     Employment Agreement by and between Registrant and Robert E.
              Ramsey Jr., dated June 30, 1997(9)
 10.16(g)     Employment Agreement by and between Registrant and John B.
              Furman effective July 29, 1999(17)
 10.16(h)     Change of Control Agreement by and between Registrant and
              John B. Furman, effective November 1, 1999(17)
 10.16(i)     Severance Agreement by and between Warren S. Rustand and
              Registrant effective August 24, 1998(14)
 10.16(j)     Consulting Agreement by and between James H. Bolin and
              Registrant effective January 1, 1998(14)
 10.16(k)     Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)
 10.16(l)     Employment Agreement by and between the Registrant and Jack
              E. Brucker, effective February 22, 2000*
 10.16(m)     Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel
              A. Sucher, effective November 7, 1997, (ii) R. Bruce
              Hillier, effective October 20, 1997, and (iii) John S. Banas
              III, effective March 10, 2000 (18)
 10.17        Form of Indemnity Agreement by and between Registrant and
              each of its officers and directors, dated in April, May,
              August and November 1993, as of October 13, 1994, and as of
              September 25, 1998(1)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 10.18(a)     Amended and Restated Employee Stock Ownership Plan and Trust
              of the Registrant, effective July 1, 1997(15)
 10.21        Retirement Savings Value Plan 401(k) of Registrant, as
              amended, dated July 1, 1990(1)
 10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
 10.36        Employee Stock Purchase Plan, as amended through November
              20, 1997(14)
 10.37(a)     Loan and Security Agreement by and among the CIT
              Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
              Promissory Note and Guaranty Agreement(3)
 10.37(b)     Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
              25, 1998 and related form of Guaranty and Schedule of
              Indebtedness and Collateral(14)
 10.41        Stock Purchase Agreement by and among Rural/Metro of New
              York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
              Emergency Medical Services Training Institute, Inc., dated
              January 26, 1995(4)
 10.42        Asset Purchase Agreement by and among EMS Ventures of South
              Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
              dated May 4, 1995(5)
 10.45        Amended and Restated Credit Agreement dated as of March 16,
              1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
              Form of Subsidiary Guarantee Agreement, and Form of
              Intercompany Subordination Agreement(13)
 10.49        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
              trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
              General, Inc., as amended(8)
 10.50        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. with respect to the
              stock of Southwest Ambulance of Casa Grande, Inc., as
              amended(8)
 10.51        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
              Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as amended(8)
 10.52        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., with respect to
              Medical Emergency Devices and Services, Inc., as amended(8)
 10.54        Purchase Agreement dated January 16, 1998 and Complementary
              Agreement dated March 26, 1998 between Rural/Metro
              Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
              Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
              Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
              respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A(11)
 10.55        Provisional Waiver and Standstill Agreement dated as of
              March 14, 2000(19)
 10.56        First Amendment to Provisional Waiver and Standstill
              Agreement dated as of April 13, 2000(19)
 10.57        Second Amendment to Provisional Waiver and Standstill
              Agreement dated as of July 14, 2000(20)
 21           Subsidiaries of Registrant*
 23           Consent of Arthur Andersen LLP
 27           Financial Data Schedule*

---------------

  * Previously filed with the Registrant's Form 10-K filed with the Commission on September 28, 2000.

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