Form 10-K405/A
period 2000-06-30
RURAL METRO CORP /DE/
filed 2000-11-02
CIK 906326

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 2, 2000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..........    2

PART I
  ITEM 1.   BUSINESS....................................................    3
  ITEM 2.   PROPERTIES..................................................   27
  ITEM 3.   LEGAL PROCEEDINGS...........................................   27

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   28

PART II
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   29
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   29
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   31
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................   42
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   42
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   78

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   79
  ITEM 11.  EXECUTIVE COMPENSATION......................................   81
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   91

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   92

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   93
SIGNATURES..............................................................   97

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

                            RURAL/METRO CORPORATION


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                                                                2000        1999       1998
                                                              ---------    -------    ------
                                                                      (IN THOUSANDS)
NET INCOME (LOSS)...........................................  $(101,273)   $15,464    $7,505
  Foreign currency translation adjustments..................         40       (465)       --
                                                              ---------    -------    ------
COMPREHENSIVE INCOME (LOSS).................................  $(101,233)   $14,999    $7,505
                                                              =========    =======    ======


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

                            RURAL/METRO CORPORATION

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

     Effective October 1, 1999 the Company changed its methodology of determining its provision for doubtful accounts. This change is being treated as a change in accounting estimate. During the fiscal year ended June 30, 2000, management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that process changes have not brought about the benefits anticipated, led to this change. Under the Company's new method of estimating its allowance for doubtful accounts, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new method provides specific allowances based upon the age of accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect

                            RURAL/METRO CORPORATION
of this change was an additional $65.0 million provision for doubtful accounts, which was recorded separately and is reflected in the accompanying statement of operations for the fiscal year ended June 30, 2000.

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

                            RURAL/METRO CORPORATION

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                              2000                                      1999                        1998
                             ---------------------------------------   ---------------------------------------   -----------
                                LOSS          SHARES       PER SHARE     INCOME         SHARES       PER SHARE     INCOME
                             (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)
                             -----------   -------------   ---------   -----------   -------------   ---------   -----------
Basic EPS..................   $(101,273)      14,592        $(6.94)      $15,464        14,447         $1.07       $7,505
                                                            ======                                     =====
Effect of stock options....          --           --                          --           191                         --
                              ---------       ------                     -------        ------                     ------
Diluted EPS................   $(101,273)      14,592        $(6.94)      $15,464        14,638         $1.06       $7,505
                              =========       ======        ======       =======        ======         =====       ======

                                       1998
                             -------------------------
                                SHARES       PER SHARE
                             (DENOMINATOR)    AMOUNT
                             -------------   ---------
Basic EPS..................     13,529         $0.55
                                               =====
Effect of stock options....        473
                                ------
Diluted EPS................     14,002         $0.54
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

  Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for

                            RURAL/METRO CORPORATION
impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. See restructuring charge below and Note 2.

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

                            RURAL/METRO CORPORATION

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

                            RURAL/METRO CORPORATION

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

  Public/Private Alliance

     During the year ended June 30, 1998, the Company entered into a public/private alliance with the San Diego Fire and Life Safety Services to provide all emergency and non-emergency transport services for the City of San Diego. As part of the alliance, a limited liability corporation (the LLC) was created with a 50/50 ownership between the Company and the City of San Diego. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and

                            RURAL/METRO CORPORATION
administrative support. Revenue generated under this contract totaled $10.4 million and $7.3 million for the years ended June 30, 2000 and 1999, respectively. Such revenue is included in other revenue in the accompanying consolidated financial statements. San Diego Fire and Life Safety Services also contracts with the LLC to provide emergency response and transportation services. The Company accounts for the activities of the LLC using the equity method. At June 30, 2000 and 1999, the Company's investment in the LLC was $1,011,000 and $1,598,000, respectively and such amounts are included in other assets in the accompanying consolidated financial statements. The Company's share of the undistributed earnings of the LLC was $988,000 and $861,000 for the years ended June 30, 2000 and 1999, respectively. The Company's share of such undistributed earnings is included in other revenue in the accompanying consolidated financial statements.

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
                                                         =======    ========       =======        ========       ========

                            RURAL/METRO CORPORATION

                            RURAL/METRO CORPORATION

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                       PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                      ---------   ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)...................................  $(101,273)  $ (76,135)      $ (9,194)      $ 85,329      $(101,273)
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operations --
  Write-off of assets...............................         --      28,873             --             --         28,873
  Extraordinary loss................................         --          --          1,200             --          1,200
  Cumulative effect of a change in accounting
    principle.......................................         --         541             --             --            541
  Depreciation and amortization.....................         --      28,288          5,408             --         33,696
  Amortization of gain on sale of real estate.......         --        (104)            --             --           (104)
  Provision for doubtful accounts...................         --     145,823         14,800             --        160,623
  Undistributed earnings of minority shareholder....         --          --             --         (2,890)        (2,890)
  Amortization of discount on Senior Notes..........         26          --             --             --             26
Change in assets and liabilities --
  Increase in accounts receivable...................         --    (107,911)       (11,308)            --       (119,219)
  (Increase) decrease in inventories................         --      (3,451)            81             --         (3,370)
  Decrease in prepaid expenses and other............         --       2,077            424             --          2,501
  (Increase) decrease in due to/from affiliates.....     64,300      10,932          7,167        (82,399)            --
  Decrease in accounts payable......................         --         822         (2,491)            --         (1,669)
  Decrease in accrued liabilities and other
    liabilities.....................................      2,162       1,707         (4,758)            --           (889)
  Increase (decrease) in nonrefundable subscription
    income..........................................         --          81             (1)            --             80
  Decrease in deferred income taxes.................         --      (9,198)          (240)            --         (9,438)
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) operating
           activities...............................    (34,785)     22,345          1,088             40        (11,312)
                                                      ---------   ---------       --------       --------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility, net........     33,307          --             --             --         33,307
Repayment of debt and capital lease obligations.....         --      (3,993)        (1,711)            --         (5,704)
Issuance of common stock............................        655          --             --             --            655
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) financing
           activities...............................     33,962      (3,993)        (1,711)            --         28,258
                                                      ---------   ---------       --------       --------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from expropriation of Canadian ambulance
  service licenses..................................         --          --          2,191             --          2,191
Capital expenditures................................         --     (13,945)        (1,966)            --        (15,911)
Increase in other assets............................        783        (751)          (191)            --           (159)
                                                      ---------   ---------       --------       --------      ---------
         Net cash provided by (used in) investing
           activities...............................        783     (14,696)            34             --        (13,879)
                                                      ---------   ---------       --------       --------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE.............         40          --             40            (40)            40
                                                      ---------   ---------       --------       --------      ---------
INCREASE (DECREASE) IN CASH.........................         --       3,656           (549)            --          3,107
CASH, beginning of year.............................         --       5,379          1,801             --          7,180
                                                      ---------   ---------       --------       --------      ---------
CASH, end of year...................................  $      --   $   9,035       $  1,252       $     --      $  10,287
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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                          COMPENSATION AWARDS
                                                                        ------------------------
                                            ANNUAL COMPENSATION         RESTRICTED    SECURITIES    ALL OTHER
NAME AND PRINCIPAL                    -------------------------------      STOCK      UNDERLYING   COMPENSATION
POSITION AT YEAR-END                  YEAR   SALARY($)(1)    BONUS($)   AWARD(S)($)   OPTIONS(#)      ($)(2)
--------------------                  ----   ------------    --------   -----------   ----------   ------------
Jack E. Brucker.....................  2000     $314,246      $    --      $    --       21,000       $  3,200
  Chief Executive Officer             1999     $250,000      $25,000      $45,000(4)    39,000       $ 65,559(5)
  and President(3)                    1998     $139,423           --      $    --       21,000       $ 10,109(5)

Dr. Michel Sucher...................  2000     $184,231      $    --      $    --       12,500       $  3,200
  Senior Vice President and           1999     $175,000      $    --      $    --       21,600       $  3,200
  Chief Medical Officer(6)            1998     $171,595      $29,837      $    --       18,000       $  3,200

Robert B. Hillier...................  2000     $170,385      $    --      $    --       12,500       $  2,008
  Senior Vice President and           1999     $137,500      $    --      $    --       21,600       $  2,600
  Chief Administrative Officer(6)     1998     $ 87,500      $    --      $    --       18,000       $     --

John S. Banas III...................  2000     $126,438      $    --      $    --       17,500       $     --
  Senior Vice President and General
  Counsel(6)

John B. Furman......................  2000     $392,500      $    --      $    --      122,500       $     --
  Former Chief Executive Officer      1999     $239,270      $    --      $    --      148,005       $ 80,769(8)
  and President(7)

Robert E. Ramsey....................  2000     $150,714      $    --      $    --       21,000       $  2,374
  Former Executive                    1999     $238,460      $    --      $    --       41,250       $     --
  Vice President(9)                   1998     $201,154      $    --      $    --       20,000       $     --

Mark E. Liebner.....................  2000     $262,154(11)  $    --      $    --       20,000       $106,282(12)
  Former Senior Vice President,       1999     $239,461      $    --      $    --       33,600       $  3,200
  Chief Financial Officer and         1998     $192,706      $    --      $    --       20,000       $  3,200(13)
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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS
                              ----------------------------------------------------------------------------
                                NUMBER OF       PERCENT OF
                               SECURITIES      TOTAL OPTIONS
                               UNDERLYING       GRANTED TO      EXERCISE OR                   GRANT DATE
                                 OPTIONS       EMPLOYEES IN     BASE PRICE     EXPIRATION    PRESENT VALUE
                              GRANTED(#)(1)     FISCAL YEAR       ($/SH)          DATE           $(2)
                              -------------    -------------    -----------    ----------    -------------
Jack E. Brucker.............      21,000            3.1%          $7.813        7/29/09       $ 70,546.70
Dr. Michael Sucher..........      12,500            1.9%          $7.813        7/29/09       $ 41,991.40
Robert B. Hillier...........      12,500            1.9%          $7.813        7/29/09       $ 41,991.40
John S. Banas III...........      17,500            2.6%          $7.688        9/20/09       $ 54,163.65
John B. Furman..............      22,500            3.4%          $7.813        7/29/09       $ 75,585.75
                                 100,000(3)        15.0%          $7.813        7/29/09       $261,030.00
Robert E. Ramsey............      21,000(4)         3.1%          $7.813        7/29/09       $ 70,546.70
Mark E. Liebner.............      20,000(5)         3.0%          $7.813        7/29/09       $ 67,186.65

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

     Mr. Liebner resigned as our Senior Vice President, Chief Financial Officer, and Treasurer in March 2000. We entered into a release and settlement agreement with Mr. Liebner upon his resignation under which we will pay Mr. Liebner $240,000 through March 2001. In connection with the agreement, Mr. Liebner released our company from all claims that he may have against our company. In conjunction with his employment with our company, Mr. Liebner entered into a Conditional Stock Grant Agreement. The stock grant agreement provided for the issuance of shares of common stock, subject to certain transfer and forfeiture restrictions. The release and settlement agreement did not affect the terms of the stock grant agreement.

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

     (c) Exhibits

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
  2           Plan and Agreement of Merger and Reorganization, dated as of
              April 26, 1993(1)
  3.1(a)      Second Restated Certificate of Incorporation of the
              Registrant filed with the Secretary of State of Delaware on
              January 18, 1995(6)
  3.1(b)      Rights Agreement dated as of August 23, 1995 between the
              Registrant and American Securities Transfer, Inc., the
              Rights Agent(7)
  3.2         Amended and Restated Bylaws of the Registrant(1)
  4.1         Specimen Certificate representing shares of Common Stock,
              par value $.01 per share(1)
  4.2         Indenture dated as of March 16, 1998, by and among the
              Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)
  4.3         Form of Global Note (included in Exhibit 4.2)(12)
  4.4         Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
              Warburg Dillon Reed Inc., First Union Capital Markets, the
              Company, and certain subsidiaries of the Company, as
              Guarantors(12)
 10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
              August 10, 1989, as amended(1)
 10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
              Registrant, dated February 4, 1994(2)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
              August 25, 1994(3)
 10.4         Form of Stock Option Agreement pursuant to 1989 Employee
              Stock Option Plan of Registrant(1)
 10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
              amended through October 15, 1998(15)
 10.6         Forms of Stock Option Agreements pursuant to the Amended and
              Restated 1992 Stock Option Plan of Registrant(15)
 10.15        Forms of Conditional Stock Grant and Repurchase Agreements
              by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
              December 1, 1997(1)
 10.16(a)     Form of Employment Agreement by and between Registrant and
              Mark E. Liebner, effective January 1, 1998(14)
 10.16(c)     Form of Change of Control Agreement by and between Mark E.
              Liebner dated March 4, 1998(14)
 10.16(d)     Form of Change of Control Agreement by and between the
              Registrant and the following executive officers: (i) Jack E.
              Brucker, dated November 24, 1997, (ii) R. Bruce Hillier,
              effective October 28, 1997, (iii) Dr. Michel A. Sucher,
              effective December 1, 1995, and (iv) John S. Banas III,
              effective March 10, 2000(14)
 10.16(f)     Employment Agreement by and between Registrant and Robert E.
              Ramsey Jr., dated June 30, 1997(9)
 10.16(g)     Employment Agreement by and between Registrant and John B.
              Furman effective July 29, 1999(17)
 10.16(h)     Change of Control Agreement by and between Registrant and
              John B. Furman, effective November 1, 1999(17)
 10.16(i)     Severance Agreement by and between Warren S. Rustand and
              Registrant effective August 24, 1998(14)
 10.16(j)     Consulting Agreement by and between James H. Bolin and
              Registrant effective January 1, 1998(14)
 10.16(k)     Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)
 10.16(l)     Employment Agreement by and between the Registrant and Jack
              E. Brucker, effective February 22, 2000*
 10.16(m)     Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel
              A. Sucher, effective November 7, 1997, (ii) R. Bruce
              Hillier, effective October 20, 1997, and (iii) John S. Banas
              III, effective March 10, 2000(18)
 10.17        Form of Indemnity Agreement by and between Registrant and
              each of its officers and directors, dated in April, May,
              August and November 1993, as of October 13, 1994, and as of
              September 25, 1998(1)
 10.18(a)     Amended and Restated Employee Stock Ownership Plan and Trust
              of the Registrant, effective July 1, 1997(15)
 10.21        Retirement Savings Value Plan 401(k) of Registrant, as
              amended, dated July 1, 1990(1)
 10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
 10.36        Employee Stock Purchase Plan, as amended through November
              20, 1997(14)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
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

                                          RURAL/METRO CORPORATION

                                          By: /s/ JACK E. BRUCKER
                                            ------------------------------------
                                            Jack E. Brucker
                                            President and Chief Executive
                                              Officer


November 2, 2000


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

                /s/ COR J. CLEMENT                   Chairman of the Board of         November 2, 2000
---------------------------------------------------    Directors
                  Cor J. Clement

                /s/ LOUIS G. JEKEL                   Vice Chairman of the Board of    November 2, 2000
---------------------------------------------------    Directors
                  Louis G. Jekel

                /s/ JACK E. BRUCKER                  President, Chief Executive       November 2, 2000
---------------------------------------------------    Officer and Director
                  Jack E. Brucker                      (Principal Executive
                                                       Officer)

              /s/ RANDALL L. HARMSEN                 Vice President of Finance        November 2, 2000
---------------------------------------------------    (Principal Financial
                Randall L. Harmsen                     Officer and Principal
                                                       Accounting Officer)

              /s/ MARY ANNE CARPENTER                Director                         November 2, 2000
---------------------------------------------------
                Mary Anne Carpenter

               /s/ WILLIAM C. TURNER                 Director                         November 2, 2000
---------------------------------------------------
                 William C. Turner

                                                     Director
---------------------------------------------------
                  Henry G. Walker

               /s/ LOUIS A. WITZEMAN                 Director                         November 2, 2000
---------------------------------------------------
                 Louis A. Witzeman

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
  2           Plan and Agreement of Merger and Reorganization, dated as of
              April 26, 1993(1)
  3.1(a)      Second Restated Certificate of Incorporation of the
              Registrant filed with the Secretary of State of Delaware on
              January 18, 1995(6)
  3.1(b)      Rights Agreement dated as of August 23, 1995 between the
              Registrant and American Securities Transfer, Inc., the
              Rights Agent(7)
  3.2         Amended and Restated Bylaws of the Registrant(1)
  4.1         Specimen Certificate representing shares of Common Stock,
              par value $.01 per share(1)
  4.2         Indenture dated as of March 16, 1998, by and among the
              Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(12)
  4.3         Form of Global Note (included in Exhibit 4.2)(12)
  4.4         Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC
              Warburg Dillon Reed Inc., First Union Capital Markets, the
              Company, and certain subsidiaries of the Company, as
              Guarantors(12)
 10.3(a)      1989 Employee Stock Option Plan of Registrant, adopted
              August 10, 1989, as amended(1)
 10.3(b)      Third Amendment to the 1989 Employee Stock Option Plan of
              Registrant, dated February 4, 1994(2)
 10.3(c)      Fourth Amendment to 1989 Employee Stock Option Plan, dated
              August 25, 1994(3)
 10.4         Form of Stock Option Agreement pursuant to 1989 Employee
              Stock Option Plan of Registrant(1)
 10.5         Amended and Restated 1992 Stock Option Plan of Registrant,
              amended through October 15, 1998(15)
 10.6         Forms of Stock Option Agreements pursuant to the Amended and
              Restated 1992 Stock Option Plan of Registrant(15)
 10.15        Forms of Conditional Stock Grant and Repurchase Agreements
              by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and
              December 1, 1997(1)
 10.16(a)     Form of Employment Agreement by and between Registrant and
              Mark E. Liebner, effective January 1, 1998(14)
 10.16(c)     Form of Change of Control Agreement by and between Mark E.
              Liebner dated March 4, 1998(14)
 10.16(d)     Form of Change of Control Agreement by and between the
              Registrant and the following executive officers: (i) Jack E.
              Brucker, dated November 24, 1997, (ii) R. Bruce Hillier,
              effective October 28, 1997, (iii) Dr. Michel A. Sucher,
              effective December 1, 1995, and (iv) John S. Banas III,
              effective March 10, 2000(14)
 10.16(f)     Employment Agreement by and between Registrant and Robert E.
              Ramsey Jr., dated June 30, 1997(9)
 10.16(g)     Employment Agreement by and between Registrant and John B.
              Furman effective July 29, 1999(17)
 10.16(h)     Change of Control Agreement by and between Registrant and
              John B. Furman, effective November 1, 1999(17)
 10.16(i)     Severance Agreement by and between Warren S. Rustand and
              Registrant effective August 24, 1998(14)
 10.16(j)     Consulting Agreement by and between James H. Bolin and
              Registrant effective January 1, 1998(14)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 10.16(k)     Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)
 10.16(l)     Employment Agreement by and between the Registrant and Jack
              E. Brucker, effective February 22, 2000*
 10.16(m)     Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel
              A. Sucher, effective November 7, 1997, (ii) R. Bruce
              Hillier, effective October 20, 1997, and (iii) John S. Banas
              III, effective March 10, 2000 (18)
 10.17        Form of Indemnity Agreement by and between Registrant and
              each of its officers and directors, dated in April, May,
              August and November 1993, as of October 13, 1994, and as of
              September 25, 1998(1)
 10.18(a)     Amended and Restated Employee Stock Ownership Plan and Trust
              of the Registrant, effective July 1, 1997(15)
 10.21        Retirement Savings Value Plan 401(k) of Registrant, as
              amended, dated July 1, 1990(1)
 10.22        Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)
 10.36        Employee Stock Purchase Plan, as amended through November
              20, 1997(14)
 10.37(a)     Loan and Security Agreement by and among the CIT
              Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related
              Promissory Note and Guaranty Agreement(3)
 10.37(b)     Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February
              25, 1998 and related form of Guaranty and Schedule of
              Indebtedness and Collateral(14)
 10.41        Stock Purchase Agreement by and among Rural/Metro of New
              York, Inc., and Douglas H. Baker with respect to the stock of LaSalle Ambulance, Inc., and The Western New York
              Emergency Medical Services Training Institute, Inc., dated
              January 26, 1995(4)
 10.42        Asset Purchase Agreement by and among EMS Ventures of South
              Carolina, Inc., Midlands Ambulance Corp. and Jane L. East,
              dated May 4, 1995(5)
 10.45        Amended and Restated Credit Agreement dated as of March 16,
              1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note,
              Form of Subsidiary Guarantee Agreement, and Form of
              Intercompany Subordination Agreement(13)
 10.49        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. and Barry Landon, as
              trustee of the Employee Stock Ownership Plan for the benefit of the Company's employees, with respect to the stock of SW
              General, Inc., as amended(8)
 10.50        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr. with respect to the
              stock of Southwest Ambulance of Casa Grande, Inc., as
              amended(8)
 10.51        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., Patrick McGroder,
              Barry Landon and Gary Ramsey, the vendors, with respect to the stock of Southwest General Services, Inc., as amended(8)
 10.52        Agreement of Purchase and Sale between Rural/Metro
              Corporation and Robert E. Ramsey, Jr., with respect to
              Medical Emergency Devices and Services, Inc., as amended(8)
 10.54        Purchase Agreement dated January 16, 1998 and Complementary
              Agreement dated March 26, 1998 between Rural/Metro
              Corporation and Messrs. Horacio Artagaueytia, Jose Mateo
              Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro,
              Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with
              respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A(11)

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
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