Form 10-Q
period 2000-09-30
RURAL METRO CORP /DE/
filed 2000-11-14
CIK 906326

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

At November 10, 2000 there were 14,626,336 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

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




Part II.  Other Information

   Item 1.    Legal Proceedings


   Item 6.    Exhibits and Reports on Form 8-K


   Signatures

                            RURAL/METRO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                                   SEPTEMBER 30,       JUNE 30,
                                                       2000              2000
                                                    ---------         ---------
                                                   (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
  Cash                                              $   7,368         $  10,287
  Accounts receivable, net                            138,954           143,905
  Inventories                                          19,875            19,070
  Prepaid expenses and other                            7,128             6,552
                                                    ---------         ---------
     Total current assets                             173,325           179,814
                                                    ---------         ---------

PROPERTY AND EQUIPMENT, net                            79,963            85,919

INTANGIBLE ASSETS, net                                205,342           207,200

OTHER ASSETS                                           17,674            18,284
                                                    ---------         ---------

                                                    $ 476,304         $ 491,217
                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  15,310         $  16,135
  Accrued liabilities                                  48,344            57,087
  Current portion of long-term debt                   298,610           299,104
                                                    ---------         ---------
     Total current liabilities                        362,264           372,326
                                                    ---------         ---------

LONG-TERM DEBT, net of current portion                  2,152             2,850

NON-REFUNDABLE SUBSCRIPTION INCOME                     15,435            14,989

OTHER LIABILITIES                                          75               101
                                                    ---------         ---------

        Total liabilities                             379,926           390,266
                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       4,871             5,360
                                                    ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock                                            149               149
  Additional paid-in capital                          137,603           137,603
  Accumulated deficit                                 (44,755)          (40,670)
  Cumulative translation adjustment                      (251)             (252)
  Treasury stock                                       (1,239)           (1,239)
                                                    ---------         ---------
        Total stockholders' equity                     91,507            95,591
                                                    ---------         ---------

                                                    $ 476,304         $ 491,217
                                                    =========         =========

The accompanying notes are an integral part of these consolidated balance sheets.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------

                                                         2000            1999
                                                      ---------       ---------
 REVENUE

      Ambulance services                              $ 101,742       $ 116,897
      Fire protection services                           15,724          13,063
      Other                                              10,772          11,240
                                                      ---------       ---------
        Total revenue                                   128,238         141,200
                                                      ---------       ---------

 OPERATING EXPENSES
      Payroll and employee benefits                      72,642          76,865
      Provision for doubtful accounts                    19,392          20,410
    Depreciation                                          5,708           6,160
      Amortization of intangibles                         1,869           2,160
      Other operating expenses                           25,414          26,024
                                                      ---------       ---------
        Total expenses                                  125,025         131,619
                                                      ---------       ---------


 OPERATING INCOME                                         3,213           9,581
      Interest expense, net                               7,876           5,436
      Other                                                (489)            (20)
                                                      ---------       ---------

 INCOME (LOSS) BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE                            (4,174)          4,165
      Provision (benefit) for income taxes                  (89)          1,740
                                                      ---------       ---------

 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      A CHANGE IN ACCOUNTING PRINCIPLE                   (4,085)          2,425

 CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE (NET OF AN INCOME
      TAX BENEFIT OF $392)                                   --            (541)
                                                      ---------       ---------

 NET INCOME (LOSS)                                    $  (4,085)      $   1,884
                                                      =========       =========

                             RURAL/METRO CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                      2000             1999
                                                                   ----------       ----------
 INCOME (LOSS) PER SHARE:
    Basic -
        Income (loss) before cumulative effect of
           a change in accounting principle                        $    (0.28)      $     0.17
        Cumulative effect of change in a accounting principle              --            (0.04)
                                                                   ----------       ----------

        Net income (loss)                                          $    (0.28)      $     0.13
                                                                   ==========       ==========

     Diluted -
        Income (loss) before cumulative effect of
           a change in accounting principle                        $    (0.28)      $     0.17
        Cumulative effect of change in a accounting principle              --            (0.04)
                                                                   ----------       ----------

        Net income (loss)                                          $    (0.28)      $     0.13
                                                                   ==========       ==========

 AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                               14,626           14,538
                                                                   ==========       ==========

 AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                                             14,626           14,671
                                                                   ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                     2000           1999
                                                                   --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                               $ (4,085)      $  1,884
   Adjustments to reconcile net income (loss) to cash
     used in operations--
     Cumulative effect of a change in accounting principle               --            541
     Depreciation and amortization                                    7,577          8,320
     Amortization of gain on sale of real estate                        (26)           (26)
    (Gain) loss on sale of property and equipment                      (270)             3
     Provision for doubtful accounts                                 19,392         20,410
     Undistributed loss of minority shareholder                        (489)           (20)
     Amortization of discount on Senior Notes                             6              6
     Change in assets and liabilities ---
     Increase in accounts receivable                                (14,441)       (30,926)
     Increase in inventories                                           (805)        (1,090)
     (Increase) decrease in prepaid expenses and other                 (587)           709
     Decrease in accounts payable                                      (825)        (1,341)
     Decrease in accrued liabilities and other liabilities           (8,743)        (1,009)
     Increase (decrease) in nonrefundable subscription income           446            (19)
     Decrease in deferred income taxes                                   --            (62)
                                                                   --------       --------
        Net cash used in operating activities                        (2,850)        (2,620)
                                                                   --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility, net           (500)         9,102
   Repayment of debt and capital lease obligations                     (698)        (1,497)
   Issuance of common stock                                              --            386
                                                                   --------       --------
        Net cash provided by (used in) financing activities          (1,198)         7,991
                                                                   --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                (517)        (6,965)
   Proceeds from the sale of property and equipment                   1,035            166
   (Increase) decrease in other assets                                  610           (985)
                                                                   --------       --------
        Net cash provided by (used in) investing activities           1,128         (7,784)
                                                                   --------       --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                   1            (46)
                                                                   --------       --------

DECREASE IN CASH                                                     (2,919)        (2,459)

CASH, beginning of period                                            10,287          7,180
                                                                   --------       --------

CASH, end of period                                                $  7,368       $  4,721
                                                                   ========       ========

   The accompanying notes are an integral part of these financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                          2000            1999
                                                        -------         -------
NET INCOME (LOSS)                                       $(4,085)        $ 1,884

Foreign currency translation adjustments                      1             (46)
                                                        -------         -------

COMPREHENSIVE INCOME (LOSS)                             $(4,084)        $ 1,838
                                                        =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2000

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted principles for complete financial statements.

(1)   INTERIM RESULTS

      In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 2000 and 1999 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

      The results of operations for the three month period ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

(2)   CREDIT AGREEMENTS AND BORROWINGS

      The Company has received a compliance waiver (as amended) regarding the financial covenants contained in its revolving credit facility covering the periods from December 31, 1999 through January 31, 2001. The waiver (as amended) covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver (as amended) stipulates that no additional borrowings will be available to the Company through the end of the waiver period in January 2001. In addition, the waiver (as amended) requires the Company: (i) to engage certain financial advisors,
      (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income, net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable and upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the technical conditions of the waiver.

      As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the periods covered by the waiver (as amended), the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. At November 10, 2000 the outstanding balance on the revolving credit facility was $146.2 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires the Company to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to January 31, 2001. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the financial condition of the Company. Although no Event of Default is continuing under either the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at September 30, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor".

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



      The Company's inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on the financial condition of the Company.

      In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of September 30, 2000 and June 30, 2000, the Consolidating Statements of Operations for the three months ended September 30, 2000 and 1999, and the Consolidating Statements of Cash Flows for the three months ended September 30, 2000 and 1999 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Parent        Guarantors    Non-Guarantors    Eliminating    Consolidated
                                               ------        ----------    --------------    -----------    ------------
                                     ASSETS

 CURRENT ASSETS
   Cash                                      $      --       $   6,059       $   1,309       $      --       $   7,368
   Accounts receivable, net                         --         123,012          15,942              --         138,954
   Inventories                                      --          18,735           1,140              --          19,875
   Prepaid expenses and other                      531           5,645             952              --           7,128
                                             ---------       ---------       ---------       ---------       ---------
      Total current assets                         531         153,451          19,343              --         173,325
                                             ---------       ---------       ---------       ---------       ---------
 PROPERTY AND EQUIPMENT, net                        --          71,072           8,891              --          79,963
 INTANGIBLE ASSETS, net                             --         129,863          75,479              --         205,342
 DUE FROM (TO) AFFILIATES                      309,253        (246,290)        (62,963)             --              --
 OTHER ASSETS                                    3,129          13,303           1,242              --          17,674
 INVESTMENT IN SUBSIDIARIES                     77,948              --              --         (77,948)             --
                                             ---------       ---------       ---------       ---------       ---------

                                             $ 390,861       $ 121,399       $  41,992       $ (77,948)      $ 476,304
                                             =========       =========       =========       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                          $      --       $  10,840       $   4,470       $      --       $  15,310
   Accrued liabilities                           3,240          39,158           5,946              --          48,344
   Current portion of long-term debt           296,114           1,894             602              --         298,610
                                             ---------       ---------       ---------       ---------       ---------
      Total current liabilities                299,354          51,892          11,018              --         362,264
                                             ---------       ---------       ---------       ---------       ---------
 LONG-TERM DEBT, net of current portion             --           2,018             134              --           2,152
 NON-REFUNDABLE SUBSCRIPTION INCOME                 --          15,435              --              --          15,435
 DEFERRED INCOME TAXES                              --            (725)            725              --              --
 OTHER LIABILITIES                                  --              75              --              --              75
                                             ---------       ---------       ---------       ---------       ---------
         Total liabilities                     299,354          68,695          11,877              --         379,926
                                             ---------       ---------       ---------       ---------       ---------
 MINORITY INTEREST                                  --              --              --           4,871           4,871
 STOCKHOLDERS' EQUITY
   Common stock                                    149              82              17             (99)            149
   Additional paid-in capital                  137,603          54,622          34,942         (89,564)        137,603
   Accumulated deficit                         (44,755)         (2,000)         (4,593)          6,593         (44,755)
   Cumulative translation adjustment              (251)             --            (251)            251            (251)
   Treasury stock                               (1,239)             --              --              --          (1,239)
                                             ---------       ---------       ---------       ---------       ---------
         Total stockholders' equity             91,507          52,704          30,115         (82,819)         91,507
                                             ---------       ---------       ---------       ---------       ---------
                                             $ 390,861       $ 121,399       $  41,992       $ (77,948)      $ 476,304
                                             =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                        CONSOLIDATING BALANCE SHEET
                             AS OF JUNE 30, 2000
                               (IN THOUSANDS)

                                               Parent        Guarantors    Non-Guarantors   Eliminating     Consolidated
                                               ------        ----------    --------------   -----------     ------------
                                     ASSETS

 CURRENT ASSETS
   Cash                                      $      --       $   9,035       $   1,252       $      --       $  10,287
   Accounts receivable, net                         --         126,788          17,117              --         143,905
   Inventories                                      --          18,018           1,052              --          19,070
   Prepaid expenses and other                      531           5,129             892              --           6,552
                                             ---------       ---------       ---------       ---------       ---------
      Total current assets                         531         158,970          20,313              --         179,814
                                             ---------       ---------       ---------       ---------       ---------
 PROPERTY AND EQUIPMENT, net                        --          76,325           9,594              --          85,919
 INTANGIBLE ASSETS, net                             --         131,117          76,083              --         207,200
 DUE FROM (TO) AFFILIATES                      319,747        (256,053)        (63,694)             --              --
 OTHER ASSETS                                    3,386          12,273           2,625              --          18,284
 INVESTMENT IN SUBSIDIARIES                     74,464              --              --         (74,464)             --
                                             ---------       ---------       ---------       ---------       ---------

                                             $ 398,128       $ 122,632       $  44,921       $ (74,464)      $ 491,217
                                             =========       =========       =========       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                          $      --       $  11,922       $   4,213       $      --       $  16,135
   Accrued liabilities                           5,929          43,746           7,412              --          57,087
   Current portion of long-term debt           296,608           2,164             332              --         299,104
                                             ---------       ---------       ---------       ---------       ---------
      Total current liabilities                302,537          57,832          11,957              --         372,326
                                             ---------       ---------       ---------       ---------       ---------
 LONG-TERM DEBT, net of current portion             --           2,384             466              --           2,850
 NON-REFUNDABLE SUBSCRIPTION INCOME                 --          14,971              18              --          14,989
 DEFERRED INCOME TAXES                              --            (725)            725              --              --
 OTHER LIABILITIES                                  --             101              --              --             101
                                             ---------       ---------       ---------       ---------       ---------
         Total liabilities                     302,537          74,563          13,166              --         390,266
                                             ---------       ---------       ---------       ---------       ---------
 MINORITY INTEREST                                  --              --              --           5,360           5,360
 STOCKHOLDERS' EQUITY
   Common stock                                    149              82              17             (99)            149
   Additional paid-in capital                  137,603          54,622          34,942         (89,564)        137,603
   Accumulated deficit                         (40,670)         (6,635)         (2,952)          9,587         (40,670)
   Cumulative translation adjustment              (252)             --            (252)            252            (252)
   Treasury stock                               (1,239)             --              --              --          (1,239)
                                             ---------       ---------       ---------       ---------       ---------
         Total stockholders' equity             95,591          48,069          31,755         (79,824)         95,591
                                             ---------       ---------       ---------       ---------       ---------
                                             $ 398,128       $ 122,632       $  44,921       $ (74,464)      $ 491,217
                                             =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Parent        Guarantors    Non-Guarantors   Eliminating     Consolidated
                                                      ------        ----------    --------------   -----------     ------------
 REVENUE
      Ambulance services                            $      --       $  87,262       $  14,480       $      --       $ 101,742
      Fire protection services                             --          15,444             280              --          15,724
      Other                                                --           9,248           1,524              --          10,772
                                                    ---------       ---------       ---------       ---------       ---------
         Total revenue                                     --         111,954          16,284              --         128,238
                                                    ---------       ---------       ---------       ---------       ---------

 OPERATING EXPENSES
      Payroll and employee benefits                        --          61,792          10,850              --          72,642
      Provision for doubtful accounts                      --          18,245           1,147              --          19,392
      Depreciation                                         --           5,045             663              --           5,708
      Amortization of intangibles                          --           1,265             604              --           1,869
      Other operating expenses                             --          21,001           4,413              --          25,414
                                                    ---------       ---------       ---------       ---------       ---------
         Total expenses                                    --         107,348          17,677              --         125,025
                                                    ---------       ---------       ---------       ---------       ---------

 OPERATING INCOME (LOSS)                                   --           4,606          (1,393)             --           3,213
      Interest expense, net                             7,568             (29)            337              --           7,876
      Other                                                --              --              --            (489)           (489)
                                                    ---------       ---------       ---------       ---------       ---------

 INCOME (LOSS) BEFORE TAXES                            (7,568)          4,635          (1,730)            489          (4,174)
      Benefit from income taxes                            --              --             (89)             --             (89)
                                                    ---------       ---------       ---------       ---------       ---------

 NET INCOME (LOSS)                                     (7,568)          4,635          (1,641)            489          (4,085)
 INCOME FROM WHOLLY-OWNED SUBSIDIARIES                  3,483              --              --          (3,483)             --
                                                    ---------       ---------       ---------       ---------       ---------

 NET INCOME (LOSS)                                  $  (4,085)      $   4,635       $  (1,641)      $  (2,994)      $  (4,085)
                                                    =========       =========       =========       =========       =========

      Foreign currency translation adjustments             --              --               1              --               1
      Comprehensive income from
         wholly-owned subsidiaries                          1              --              --              (1)             --
                                                    ---------       ---------       ---------       ---------       ---------

 COMPREHENSIVE INCOME (LOSS)                        $  (4,084)      $   4,635       $  (1,640)      $  (2,995)      $  (4,084)
                                                    =========       =========       =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     Parent        Guarantors    Non-Guarantors   Eliminating     Consolidated
                                                     ------        ----------    --------------   -----------     ------------
REVENUE
     Ambulance services                            $      --       $  96,147       $  20,750       $      --       $ 116,897
     Fire protection services                             --          12,785             278              --          13,063
     Other                                                --           9,088           2,152              --          11,240
                                                   ---------       ---------       ---------       ---------       ---------
         Total revenue                                    --         118,020          23,180              --         141,200
                                                   ---------       ---------       ---------       ---------       ---------

OPERATING EXPENSES
     Payroll and employee benefits                        --          62,158          14,707              --          76,865
     Provision for doubtful accounts                      --          19,089           1,321              --          20,410
     Depreciation                                         --           5,554             606              --           6,160
     Amortization of intangibles                          --           1,526             634              --           2,160
     Other operating expenses                             --          20,580           5,444              --          26,024
                                                   ---------       ---------       ---------       ---------       ---------
         Total expenses                                   --         108,907          22,712              --         131,619
                                                   ---------       ---------       ---------       ---------       ---------

OPERATING INCOME                                          --           9,113             468              --           9,581
     Interest expense, net                             5,164            (277)            549              --           5,436
     Other                                                --              --              --             (20)            (20)
                                                   ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE PROVISION FOR
     (BENEFIT FROM)  INCOME TAXES
     AND A CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                   (5,164)          9,390             (81)             20           4,165
PROVISION FOR (BENEFIT FROM) INCOME TAXES             (2,169)          3,935             (26)             --           1,740
                                                   ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE              (2,995)          5,455             (55)             20           2,425

CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                                 --            (541)             --              --            (541)
                                                   ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                     (2,995)          4,914             (55)             20           1,884

INCOME FROM WHOLLY-OWNED SUBSIDIARIES                  4,879              --              --          (4,879)             --
                                                   ---------       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                  $   1,884       $   4,914       $     (55)      $  (4,859)      $   1,884
                                                   =========       =========       =========       =========       =========

     Foreign currency translation adjustments             --              --             (46)             --             (46)
     Comprehensive loss from
         wholly-owned subsidiaries                       (46)             --              --              46              --
                                                   ---------       ---------       ---------       ---------       ---------

COMPREHENSIVE INCOME (LOSS)                        $   1,838       $   4,914       $    (101)      $  (4,813)      $   1,838
                                                   =========       =========       =========       =========       =========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               Non-
                                                                     Parent    Guarantors    Guarantors  Eliminating   Consolidated
                                                                     ------    ----------    ----------  -----------    ------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                               $(4,085)     $ 4,635      $(1,641)     $(2,994)       $(4,085)
   Adjustments to reconcile net
      income (loss) to cash provided by
     (used in) operations--
     Depreciation and amortization                                      --        6,310        1,267           --          7,577
     Amortization of gain on sale of real estate                        --          (26)          --           --            (26)
    (Gain) loss on sale of property and equipment                       --         (272)           2           --           (270)
     Provision for doubtful accounts                                    --       18,245        1,147           --         19,392
     Undistributed loss of minority shareholder                         --           --           --         (489)          (489)
     Amortization of discount on Senior Notes                            6           --           --           --              6
     Change in assets and liabilities --
     (Increase) decrease in accounts receivable                         --      (14,469)          28           --        (14,441)
     Increase in inventories                                            --         (717)         (88)          --           (805)
     Increase in prepaid expenses and other                             --         (527)         (60)          --           (587)
     (Increase) decrease in due to/from affiliates                   7,010       (9,763)        (731)       3,484             --
     Increase (decrease) in accounts payable                            --       (1,082)         257           --           (825)
     Decrease in accrued liabilities and other liabilities          (2,689)      (4,588)      (1,466)          --         (8,743)
     Increase (decrease) in nonrefundable subscription income           --          464          (18)          --            446
                                                                   -------      -------      -------      -------        -------
        Net cash provided by (used in) operating activities            242       (1,790)      (1,303)           1         (2,850)
                                                                   -------      -------      -------      -------        -------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments on revolving credit facility                            (500)          --           --           --           (500)
   Repayment of debt and capital lease obligations                      --         (636)         (62)          --           (698)
                                                                   -------      -------      -------      -------        -------
        Net cash used in financing activities                         (500)        (636)         (62)          --         (1,198)
                                                                   -------      -------      -------      -------        -------


CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                 --         (555)          38           --           (517)
   Proceeds from the sale of property and equipment                     --        1,035           --                       1,035
   (Increase) decrease in other assets                                 257       (1,030)       1,383           --            610
                                                                   -------      -------      -------      -------        -------
        Net cash provided by (used in) investing activities            257         (550)       1,421           --          1,128
                                                                   -------      -------      -------      -------        -------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                  1           --            1           (1)             1
                                                                   -------      -------      -------      -------        -------

INCREASE (DECREASE) IN CASH                                             --       (2,976)          57           --         (2,919)

CASH, beginning of period                                               --        9,035        1,252           --         10,287
                                                                   -------      -------      -------      -------        -------

CASH, end of period                                                $    --      $ 6,059      $ 1,309      $    --        $ 7,368
                                                                   =======      =======      =======      =======        =======

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Non-
                                                                     Parent    Guarantors    Guarantors  Eliminating  Consolidated
                                                                    --------    ----------    ----------  -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ 1,884      $ 4,914      $   (55)     $(4,859)     $  1,884
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations--
     Depreciation and amortization                                          --        7,080        1,240           --         8,320
     Cumulative effect of a change in accounting principle                  --          541           --           --           541
     Amortization of gain on sale of real estate                            --          (26)          --           --           (26)
    (Gain) Loss on the sale of property and equipment                       --            2            1           --             3
     Provision for doubtful accounts                                        --       19,089        1,321           --        20,410
     Undistributed loss of minority shareholder                             --           --           --          (20)          (20)
     Amortization of discount on Senior Notes                                6           --           --           --             6
     Change in assets and liabilities ---
     Increase in accounts receivable                                        --      (27,934)      (2,992)          --       (30,926)
     (Increase) decrease in inventories                                     --       (1,095)           5           --        (1,090)
     (Increase) decrease in prepaid expenses and other                      --          968         (259)          --           709
     (Increase) decrease in due to/from affiliates                      (8,506)          19        3,654        4,833            --
     Decrease in accounts payable                                           --       (1,185)        (156)          --        (1,341)
     Increase (decrease) in accrued liabilities
        and other liabilities                                           (2,962)       3,034       (1,081)          --        (1,009)
     Increase (decrease) in nonrefundable subscription income               --         (158)         139           --           (19)
     Decrease in deferred income taxes                                      --          (62)          --           --           (62)
                                                                       -------      -------      -------      -------      --------
        Net cash provided by (used in) operating activities             (9,578)       5,187        1,817          (46)       (2,620)
                                                                       -------      -------      -------      -------      --------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net                          9,102           --           --           --         9,102
   Repayment of debt and capital lease obligations                          --       (1,202)        (295)          --        (1,497)
   Issuance of common stock                                                386           --           --           --           386
                                                                       -------      -------      -------      -------      --------
        Net cash provided by (used in) financing activities              9,488       (1,202)        (295)          --         7,991
                                                                       -------      -------      -------      -------      --------


CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                     --       (6,201)        (764)          --        (6,965)
   Proceeds from the sale of property and equipment                         --          166           --           --           166
   (Increase) decrease in other assets                                     136         (690)        (431)          --          (985)
                                                                       -------      -------      -------      -------      --------
        Net cash provided by (used in) investing activities                136       (6,725)      (1,195)          --        (7,784)
                                                                       -------      -------      -------      -------      --------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                    (46)          --          (46)          46           (46)
                                                                       -------      -------      -------      -------      --------

INCREASE (DECREASE) IN CASH                                                 --       (2,740)         281           --        (2,459)

CASH, beginning of period                                                   --        5,379        1,801           --         7,180
                                                                       -------      -------      -------      -------      --------

CASH, end of period                                                    $    --      $ 2,639      $ 2,082      $    --      $  4,721
                                                                       =======      =======      =======      =======      ========

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)      COMMITMENTS AND CONTINGENCIES
         Included in accrued liabilities at September 30, 2000 in the accompanying balance sheets is $3.5 million attributable to the settlement of a Medicaid audit and the accrual of a proposed settlement of a Medicare investigation.

(4)      GOING CONCERN
         The Company incurred a net loss of $101.3 million and $4.1 million for the year ended June 30, 2000 and the three months ended September 30, 2000, respectively, and as a result is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility. In addition, no further amounts can be borrowed under the revolving credit facility through the end of the waiver period, January 31, 2001. The losses incurred in fiscal year 2000 primarily relate to the Company's restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment.

         As no further amounts may be borrowed, the Company will have to fund all operations, capital expenditures, regularly scheduled interest payments on the revolving credit facility and Notes and principal payments on other debt and capital lease obligations from existing cash reserves and net cash flows from operations.

         The Company has self funded all obligations, including regularly scheduled interest payments on the revolving credit facility and the Notes from operating cash flow since February 2000. The Company believes that its existing cash reserves and operating cash flow will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service payments through the first quarter of fiscal 2002. Management is actively working with it's revolving credit facility lenders in order to obtain a long-term amendment to the credit facility. The Company believes that its current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with its current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives is dependent upon prevailing market conditions, interest rates, covenants associated with the Notes and the market price of the Company's common stock.

         There can be no assurance that the Company's restructuring efforts will be successful. In addition, an amendment to the revolving credit facility could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as success of its restructuring program. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of the Company's financial statements for the year ended June 30, 2001, their auditor's report on those financial statements will be modified for this contingency.

(5)      RESTRUCTURING CHARGE AND OTHER
         During the year ended June 30, 2000, the Company recorded pre-tax charges of $43.3 million associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. This charge primarily included severance of approximately 300 employees, service area closing costs, and write-offs of goodwill and other impaired assets. At September 30, 2000 $5.6 million remains in accrued liabilities in the accompanying financial

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         statements. The usage of the restructuring charge and the remaining accrual at September 30, 2000, are as follows (in thousands):

Balance at June 30, 2000                       $ 8,523
Severance costs                                 (1,862)
Lease termination costs                           (293)
Write-off of impaired assets and other costs      (778)
                                               -------
Balance at September 30, 2000                  $ 5,590
                                               =======

(6)      CHANGE IN ACCOUNTING PRINCIPLE
         In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statements of Operations for the three months ended September 30, 1999, as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20. The Company has since expensed any further amounts incurred for these purposes.

(7)      EARNINGS (LOSS) PER SHARE
         A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share (EPS) computation for the three month periods ended September 30, 2000 and 1999 is a follows (in thousands, except per share amounts):


                               Three Months Ended September 30, 2000         Three Months Ended September 30, 1999
                               -------------------------------------         -------------------------------------
                                  Loss           Shares         Per Share       Income           Shares       Per Share
                              (numerator)    (denominator)       Amount       (numerator)    (denominator)      Amount
                                -------           ------         -------        -------          ------         -------

Basic EPS                       ($4,085)          14,626         ($ 0.28)       $ 1,884          14,538         $  0.13
                                                                 =======                                        =======
Effect of stock options              --               --                             --             133
                                -------           ------                        -------          ------
Diluted EPS                     ($4,085)          14,626         ($ 0.28)       $ 1,884          14,671         $  0.13
                                =======           ======         =======        =======          ======         =======

         As a result of anti-dilutive effects, approximately 342 common stock equivalents were not included in the computation of diluted earnings per share for the three months ended September 30, 2000.

(8)      SEGMENT REPORTING
         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

                            RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements filed with the Form 10-K/A for the fiscal year ended June 30, 2000. The Company defines segment profit (loss) as total revenue less total operating expenses and interest expense associated with the segment. The Company defines segment assets as the sum of net accounts receivable, inventory and net property and equipment associated with the segments. Information by operating segment is set forth below (in thousands):

Three months ended September 30, 2000         AMBULANCE        FIRE AND OTHER     CORPORATE          TOTAL
                                              ---------        --------------     ---------         ----------
Net revenues from external customers         $ 101,742          $  26,496         $      --         $ 128,238
Segment profit (loss)                        $  (2,598)         $   3,095         $  (5,160)        $  (4,663)
Segment assets                               $ 200,590          $  36,411         $   1,791         $ 238,792



Three months ended September 30, 1999        AMBULANCE        FIRE AND OTHER     CORPORATE         TOTAL
                                             ---------        --------------     ---------       ---------
Net revenues from external customers         $116,897         $ 24,303               --          $141,200
Segment profits (loss)                       $  6,594         $  1,626           $ (4,075)       $  4,145
Segment assets                               $264,259         $ 42,184           $  2,656        $309,099

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

This Report should be read in conjunction with our Report on Form 10-K/A for the fiscal year ended June 30, 2000.


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


The loss for the three months ended September 30, 2000 was $4.1 million, or $0.28 per diluted share as compared to net income of $1.9 million, or $0.13 per diluted share for the three months ended September 30, 1999. The operating results for the three months ended September 30, 2000 were negatively impacted by negative operating margins in our Argentine operations due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services, relative increases in payroll due to labor shortages and increased interest expense due additional interest and waiver fees as stipulated in our current waiver agreement.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


REVENUE

Total revenue decreased $13.0 million, or 9.2%, from $141.2 million for the three months ended September 30, 1999 to $128.2 million for the three months ended September 30, 2000. Ambulance services revenue decreased $15.2 million, or 13.0%, from $116.9 million for the three months ended September 30, 1999 to $101.7 million for the three months ended September 30, 2000. Domestic ambulance services revenue in areas served by us in both of the three-month periods ended September 30, 2000 and 1999 decreased by $1.8 million, or 1.9%. The decreases in those service areas were due to a greater focus on the quality of revenue and the generation of more collectible transports. Approximately $9.4 million of the decrease in revenue is attributable to the closure of certain underperforming service areas that were closed in the fourth quarter of fiscal 2000. Additionally there was a $2.2 million decrease in revenue derived from our Canadian operations and $2.0 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 29,000, or 9.5%, from 306,000 for the three months ended September 30, 1999 to 277,000 for the three months ended September 30, 2000 primarily due to decreases in those areas affected by our restructuring program and a focus on the quality of revenue.

Fire protection services revenue increased by $2.7 million, or 20.6%, from $13.1 million for the three months ended September 30, 1999 to $15.7 million for the three months ended September 30, 2000. Fire protection services revenue increased due to new airport and industrial contracting activity of $1.1 million, forestry revenue increase of $0.7 million and rate and utilization increases for fire protection services of $0.9 million.

Other revenue decreased $0.5 million, or 4.5%, from $11.2 million for the three months ended September 30, 1999 to $10.8 million for the three months ended September 30, 2000. The decrease was due to a $1.3 million decrease in alternative transportation services due to our efforts to reduce transports in certain areas and improve the quality of our revenue offset by a $1.0 million increase in revenue related to our public/private alliance with the City of San Diego.

OPERATING EXPENSES
Payroll and employee benefit expenses decreased $4.2 million, or 5.5%, from $76.9 million for the three months ended September 30, 1999 to $72.6 million for the three months ended September 30, 2000. Decreases in service areas that were affected by closures as well as the reduction in corporate overhead totaled $5.3 million. The decrease was offset by increases in payroll and employee benefit expenses in our remaining operations due to increases in payroll rates due to a labor shortage. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefits expense increased from 54.4% of total revenue for the three months ended September 30, 1999 to 56.6% of total revenue for the three months ended September 30, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

Effective October 1, 1999, we changed our method of estimating our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. Management's analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this method change during the second quarter of fiscal 2000. Under our method, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid, and private pay. The provision for doubtful accounts, using the new method decreased $1.0 million, or 4.9% from $20.4 million for the three months ended September 30, 1999 to $19.4 million for the three months ended September 30, 2000. Provision for doubtful accounts, using the new method increased from 14.5% of total revenue for the three months ended September 30, 1999 to 15.1% of total revenue for the three months ended September 30, 2000 and was 19.2% of domestic ambulance service revenue for the three months ended September 30, 1999 and 20.3% of domestic ambulance service revenue for the three months ended September 30, 2000. During fiscal 2001, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 7.5% of total net accounts receivable at September 30, 2000. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $0.5 million, or 8.1%, from $6.2 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000. The decrease is primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current period. Depreciation was 4.4% and 4.5% of total revenue for the three months ended September 30, 1999 and 2000, respectively.

Amortization of intangibles decreased $0.3 million, or 13.6%, from $2.2 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000, primarily due to the write-off of goodwill associated with the closure of underperforming operations in the third and fourth quarters of fiscal 2000. Amortization of intangibles was 1.5% of total revenue for both the three months ended September 30, 1999 and 2000, respectively.

Other operating expenses decreased approximately $0.6 million, or 2.3%, from $26.0 million for the three months ended September 30, 1999 to $25.4 million for the three months ended September 30, 2000. The decrease is due to a decrease in other operating expenses related to closed operations of approximately $1.5 million as well as decreases in existing operations due to the decrease in transports offset by increases in insurance expenses of $2.6 million. Other operating expenses increased from 18.4% of total revenue for the three months ended September 30, 1999 to 19.8% of total revenue for the three months ended September 30, 2000. The increased service utilization in our Argentine operations also attributed to the increase in operating expenses as a percentage of total revenue.

Interest expense increased $2.4 million from $5.4 million, or 44.4%, for the three months ended September 30, 1999 to $7.9 million for the three months ended September 30, 2000. This increase was caused by higher debt balances, fees and additional interest incurred in conjunction with the waiver agreements and higher interest rates than historically incurred.

Our effective tax rate was 42.0% for the three months ended September 30, 1999 and 2.1% for the three months ended September 30, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

The cumulative effect of a change in accounting principle resulted in a $541,000 charge (net of a tax benefit of $392,000) in the three months ended September 30, 1999 and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.


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

During the three months ended September 30, 2000, our cash flow used in operating activities was $2.9 million, resulting primarily from an increase in accounts receivable of $14.4 million, a decrease in accounts payable of $0.8 million, a decrease in accrued liabilities and other liabilities of $8.7 million and a net loss of $4.1 million offset by depreciation and amortization of $7.6 million and provision for doubtful accounts of $19.4 million. Cash flow used in operating activities was $2.6 million for the three months ended September 30, 1999.

Cash used in financing activities was $1.2 million for the three months ended September 30, 2000, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations. Cash provided by financing activities was $8.0 million for the three months ended September 30, 1999.

Cash provided by investing activities was $1.1 million for the three months ended September 30, 2000, primarily due to the proceeds from the sale of property and equipment of $1.0 million. Cash used in investing activities was $7.8 million for the three months ended September 30, 1999.

Our gross accounts receivable as of September 30, 2000 and June 30, 2000 was $213.3 million and $231.7 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $139.0 million and $143.9 million as of such dates, respectively. We believe that the decrease in gross accounts receivable is due to many factors including collections on closed operations and overall improvement in collections on existing operations.

The allowance for doubtful accounts decreased from $87.8 million at June 30, 2000 to $74.3 million at September 30, 2000. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2001, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and Emergency Medical Technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in method during the second quarter of fiscal 2000. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our method to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. With this method change, management believes that we have a more predictable method of determining the realizable value of our accounts receivable.

We have a $200 million revolving credit facility that matures March 16, 2003. The credit facility is unsecured and is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios.

Our $200 million revolving credit facility was priced at (a) the Base Rate (i.e. the greater of (i) the prime rate (ii) the Federal Funds rate, .5 percentage points), plus the applicable margin, or (b) LIBOR, plus the applicable margin. The LIBOR-based rate ranged from LIBOR plus 0.875 percentage points to LIBOR plus 1.75 percentage points. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25 percentage points. At September 30, 2000, the weighted average interest rate on the revolving credit facility was 9.75%. Approximately $146.3 million was outstanding on the revolving credit facility at September 30, 2000. We have received a compliance waiver (as amended) regarding the financial covenants contained in our revolving credit facility, which covers the periods from December 31, 1999 through January 31, 2001. The waiver (as amended) covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waiver (as amended) stipulates that no additional borrowings will be available to us through the end of the waiver period in January 2001. In addition, the waiver (as amended) requires us: (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income, net of restructuring charges, and (iv) to reduce the outstanding balance on the revolving credit facility upon the sale of certain assets, the collection of certain accounts receivable, and upon the attainment of certain cash balance thresholds. There is no assurance that we are in compliance with all of the technical conditions of the waiver.

As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver (as amended), we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. At November 10, 2000 the outstanding balance on the revolving credit facility was $146.2 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires us to negotiate in good faith with the banks participating in the revolving credit facility in order to amend the revolving credit facility prior to January 31, 2001. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although no Event of Default is continuing under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at September 30, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards No. 78 "Classification of Obligations that are Callable by the Creditor".

Our inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on our financial condition.

The senior notes and the credit facility have been reclassified as a current liability under accounting rules relating to debt that is callable by the creditor since we are operating under a waiver under the credit facility. This, in addition to significant operating losses incurred in fiscal 2000, has resulted in our independent accountants modifying their fiscal year end audit report to include a statement that these uncertainties create substantial doubt about our ability to continue as a going concern. The existence of a going concern statement may make it more difficult to pursue additional capital through public or private debt or equity financings. Our inability to successfully negotiate an amendment to our revolving credit facility could have a material adverse effect on our ability to continue as a going concern.

Because of the classification of entire outstanding balance under the revolving credit facility as a current liability at September 30, 2000, we had negative working capital of $188.9 million, including cash of $7.4 million, compared to negative working capital of $192.5 million, including cash of $10.3 million, at June 30, 2000.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At September 30, 2000 the weighted average interest rate was 11.2% on the lease line of credit. Approximately $1.4 million was outstanding on this line of credit at September 30, 2000.

In March 1998 we issued $150.0 million of Notes effected under Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at September 30, 2000 was $193,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998 we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Without additional borrowing capacity, existing working capital, together with cash flow from operations may not be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to September 30, 2000. We expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our operating capital needs for operations for the 12 months subsequent to September 30, 2000. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections. We are actively working with our lenders in order to obtain a long-term amendment to the credit facility. We believe that our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, our financial condition, covenants in our debt agreements, and the market price of our common stock.

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

The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. The proposed rules have not been finalized. If implemented, these rules could result in contract renegotiations or other action by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third party payors, or an increase in our cost structure relative to the rate increase in the CPI, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At September 30, 2000 our balance sheet reflects a $251,000 cumulative equity adjustment (decrease) from foreign currency translation. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, if we choose to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

RURAL/METRO CORPORATION AND SUBSIDIARIES


PART  II.         OTHER INFORMATION

ITEM 1--          LEGAL PROCEEDINGS

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits:
Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. Reference is made to the Company's most recently filed Form 10-K/A for the fiscal year ended June 30, 2000 regarding these legal proceedings instituted during the quarter ended September 30, 1998.


ITEM 6--          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)        Exhibits

                             10.58 Press release dated October 18, 2000
                                   announcing extension of waiver.

                             10.59 Third Amendment to Provisional Waiver
                                   and Standstill Agreement dated
                                   as of October 16, 2000

                             27       Financial Data Schedules

                  (b)        Reports on Form 8-K

                             Form 8-K filed July 28, 2000 relating to Press Release dated July 17, 2000 and the Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            RURAL/METRO CORPORATION





Date:  November 14, 2000                    By   /s/ Jack E. Brucker
                                              ----------------------
                                                     Jack E. Brucker, President
                                                     & Chief Executive Officer

                                            By  /s/ Randall L. Harmsen
                                               ------------------------
                                                    Randall L. Harmsen, Vice
                                                    President of Finance and
                                                    Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
    10.58                         Press release dated October 18, 2000
                                  announcing extension of waiver.

    10.59                         Third Amendment to Provisional Waiver and
                                  Standstill Agreement dated as of October 16, 2000

    27                            Financial Data Schedule