Form 10-Q
period 2000-12-31
RURAL METRO CORP /DE/
filed 2001-02-14
CIK 906326

                                                   DRAFT dated February 12, 2001



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]       No [_]


At February 12, 2001, there were 14,760,248 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q


                                                                             Page
                                                                             ----
Part I.  Financial Information

   Item 1.    Financial Statements:

                  Consolidated Balance Sheets                                  4

                  Consolidated Statements of Operations                        5

                  Consolidated Statements of Cash Flows                        7

                  Consolidated Statements of Comprehensive Income (Loss)       8

                  Notes to Consolidated Financial Statements                   9

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             23

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk      34




Part II.  Other Information

   Item 1.    Legal Proceedings                                               35

   Item 4.    Submission of Matters to a Vote of Security Holders             35

   Item 6.    Exhibits and Reports on Form 8-K                                36


 Signatures                                                                   37

PART I.  FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,          JUNE 30,
                                                                          2000                2000
                                                                       ---------           ---------
                                                                      (UNAUDITED)
                                       ASSETS
CURRENT ASSETS
  Cash                                                                 $   5,931           $  10,287
  Accounts receivable, net                                               127,939             143,905
  Inventories                                                             20,820              19,070
  Prepaid expenses and other                                               6,119               6,552
                                                                       ---------           ---------
     Total current assets                                                160,809             179,814
                                                                       ---------           ---------

PROPERTY AND EQUIPMENT, net                                               76,001              85,919

INTANGIBLE ASSETS, net                                                   199,206             207,200

OTHER ASSETS                                                              15,901              18,284
                                                                       ---------           ---------

                                                                       $ 451,917           $ 491,217
                                                                       =========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $  10,989           $  16,135
  Accrued liabilities                                                     51,948              57,087
  Current portion of long-term debt                                      296,629             299,104
                                                                       ---------           ---------
     Total current liabilities                                           359,566             372,326
                                                                       ---------           ---------

LONG-TERM DEBT, net of current portion                                     1,968               2,850

NON-REFUNDABLE SUBSCRIPTION INCOME                                        15,680              14,989

OTHER LIABILITIES                                                             49                 101
                                                                       ---------           ---------

        Total liabilities                                                377,263             390,266
                                                                       ---------           ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                          4,537               5,360
                                                                       ---------           ---------

STOCKHOLDERS' EQUITY
  Common stock                                                               150                 149
  Additional paid-in capital                                             137,786             137,603
  Accumulated deficit                                                    (66,329)            (40,670)
  Cumulative translation adjustment                                         (251)               (252)
  Treasury stock                                                          (1,239)             (1,239)
                                                                       ---------           ---------
        Total stockholders' equity                                        70,117              95,591
                                                                       ---------           ---------

                                                                       $ 451,917           $ 491,217
                                                                       =========           =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                  THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                                  -------------------------------             -------------------------------
                                                    2000                  1999                  2000                  1999
                                                  ---------             ---------             ---------             ---------
REVENUE
   Ambulance services                             $ 100,202             $ 121,109             $ 201,944             $ 238,006
   Fire protection services                          15,140                14,551                30,864                27,614
   Other                                              9,867                11,447                20,639                22,687
                                                  ---------             ---------             ---------             ---------
                   Total revenue                    125,209               147,107               253,447               288,307
                                                  ---------             ---------             ---------             ---------

OPERATING EXPENSES
   Payroll and employee benefits                     71,334                79,388               143,976               156,253
   Provision for doubtful accounts                   29,045                21,247                48,437                41,657
   Provision for doubtful accounts - change in
     accounting estimate                                 --                65,000                    --                65,000
   Depreciation                                       5,419                 6,242                11,127                12,402
   Amortization of intangibles                        1,869                 2,302                 3,738                 4,462
   Other operating expenses                          26,122                30,906                51,536                56,930
   Contract termination costs and
     related asset impairment                        5,190                     --                 5,190                    --
                                                  ---------             ---------             ---------             ---------
                   Total expenses                   138,979               205,085               264,004               336,704
                                                  ---------             ---------             ---------             ---------

OPERATING LOSS                                      (13,770)              (57,978)              (10,557)              (48,397)
   Interest expense, net                              7,827                 5,812                15,703                11,248
   Other                                               (334)                  (54)                 (823)                  (74)
                                                  ---------             ---------             ---------             ---------

LOSS BEFORE INCOME TAXES,
   EXTRAORDINARY LOSS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE                                        (21,263)              (63,736)              (25,437)              (59,571)
   Provision for (benefit from) income taxes            311               (22,550)                  222               (20,810)
                                                  ---------             ---------             ---------             ---------

LOSS BEFORE EXTRAORDINARY LOSS
   AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                   (21,574)              (41,186)              (25,659)              (38,761)

EXTRAORDINARY LOSS ON
   EXPROPRIATION OF CANADIAN
   AMBULANCE SERVICE LICENSES (NET OF $0
   OF INCOME TAXES)                                      --                (1,200)                   --                (1,200)

CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE (NET OF AN
   INCOME TAX BENEFIT OF $392)                           --                    --                    --                  (541)
                                                  ---------             ---------             ---------             ---------

NET LOSS                                          $ (21,574)            $ (42,386)            $ (25,659)            $ (40,502)
                                                  =========             =========             =========             =========

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                  THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                                                   ----------------------------        ----------------------------
                                                                      2000              1999              2000              1999
                                                                   ----------        ----------        ----------        ----------
LOSS PER SHARE:
 Basic -
    Loss before extraordinary loss and
       cumulative effect of a change in accounting principle       $    (1.47)       $    (2.83)       $    (1.75)       $    (2.66)
    Extraordinary loss on expropriation of
        Canadian ambulance service licenses                                --             (0.08)               --             (0.08)
    Cumulative effect of change in a accounting principle                  --                --                --             (0.04)
                                                                   ----------        ----------        ----------        ----------

    Net loss                                                       $    (1.47)       $    (2.91)       $    (1.75)       $    (2.78)
                                                                   ==========        ==========        ==========        ==========

Diluted                                                                                                                          --
    Loss before extraordinary loss and
       cumulative effect of a change in accounting principle       $    (1.47)       $    (2.83)       $    (1.75)       $    (2.66)
    Extraordinary loss on expropriation of
        Canadian ambulance service licenses                                --             (0.08)               --             (0.08)
    Cumulative effect of change in a accounting principle                  --                --                --             (0.04)
                                                                   ----------        ----------        ----------        ----------

    Net  loss                                                      $    (1.47)       $    (2.91)       $    (1.75)       $    (2.78)
                                                                   ==========        ==========        ==========        ==========

AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC                                                   14,645            14,578            14,636            14,558
                                                                   ==========        ==========        ==========        ==========

AVERAGE NUMBER OF SHARES
 OUTSTANDING - DILUTED                                                 14,645            14,578            14,636            14,558
                                                                   ==========        ==========        ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     2000                1999
                                                                                   --------           ---------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                        $(25,659)          $ (40,502)
   Adjustments to reconcile net loss to cash
     used in operations--
     Write-off of goodwill impaired with termination of contract                      4,287                  --
     Extraordinary loss                                                                  --               1,200
     Cumulative effect of a change in accounting principle                               --                 541
     Depreciation and amortization                                                   14,865              16,864
     Amortization of gain on sale of real estate                                        (52)                (52)
    (Gain) loss on sale of property and equipment                                      (426)                 33
     Provision for doubtful accounts                                                 48,437             106,657
     Undistributed loss of minority shareholder                                        (823)                (74)
     Amortization of discount on Senior Notes                                            13                  13
     Change in assets and liabilities ---
     Increase in accounts receivable                                                (32,471)            (68,386)
     Increase in inventories                                                         (1,750)             (2,058)
     Decrease in prepaid expenses and other                                             402               1,660
     Decrease in accounts payable                                                    (5,146)             (1,907)
     Decrease in accrued liabilities and other liabilities                           (5,139)            (23,561)
     Increase (decrease) in nonrefundable subscription income                           691                (272)
     Decrease in deferred income taxes                                                   --                 (62)
                                                                                   --------           ---------
        Net cash used in operating activities                                        (2,771)             (9,906)
                                                                                   --------           ---------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility, net                         (2,095)             25,500
   Repayment of debt and capital lease obligations                                   (1,275)             (3,089)
   Issuance of common stock                                                             184                 386
                                                                                   --------           ---------
        Net cash provided by (used in) financing activities                          (3,186)             22,797
                                                                                   --------           ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from the expropriation of Canadian ambulance service licenses                --               2,191
   Capital expenditures                                                              (2,566)            (12,887)
   Proceeds from the sale of property and equipment                                   1,783                 262
   (Increase) decrease in other assets                                                2,383              (1,386)
                                                                                   --------           ---------
        Net cash provided by (used in) investing activities                           1,600             (11,820)
                                                                                   --------           ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                                   1                  20
                                                                                   --------           ---------
INCREASE (DECREASE) IN CASH                                                          (4,356)              1,091
CASH, beginning of period                                                            10,287               7,180
                                                                                   --------           ---------
CASH, end of period                                                                $  5,931           $   8,271
                                                                                   ========           =========


   The accompanying notes are an integral part of these financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED DECEMBER 31,            SIX MONTHS ENDED DECEMBER 31,
                                                        -------------------------------            -----------------------------
                                                           2000                 1999                 2000                 1999
                                                         --------             --------             --------             --------
NET LOSS                                                 $(21,574)            $(42,386)            $(25,659)            $(40,502)
Foreign currency translation adjustments                       --                   66                    1                   20
                                                         --------             --------             --------             --------
COMPREHENSIVE LOSS                                       $(21,574)            $(42,320)            $(25,658)            $(40,482)
                                                         ========             ========             ========             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.


(1)   INTERIM RESULTS

      In the opinion of management, the consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

      The results of operations for the three and six month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.


(2)   CREDIT AGREEMENTS AND BORROWINGS

      The Company has received a compliance waiver, as amended, regarding the financial covenants contained in its revolving credit facility covering the periods from December 31, 1999 through April 15, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver, as amended, covers, among other things, that no additional borrowings will be available to the Company through the end of the waiver period in April 2001. There is no assurance that the Company is in compliance with all of the technical conditions of the waiver.

      As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the periods covered by the waiver, as amended, the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. An amendment to the waiver required that $500,000 of the additional interest be paid to the lenders. This payment was made in February 2001. At February 12, 2001, the outstanding balance on the revolving credit facility was $144.3 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires the Company to execute a definitive term sheet providing for the repayment and/or restructuring of the revolving credit facility by February 20, 2001. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the financial condition of the Company. Although the Company is not aware of any Event of Default under either the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at December 31, 2000 in the accompanying

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor."

      The Company's inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on the financial condition of the Company.

      In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of December 31, 2000 and June 30, 2000, the Consolidating Statements of Operations for the three and six months ended December 31, 2000 and 1999, and the Consolidating Statements of Cash Flows for the six months ended December 31, 2000 and 1999 of Rural/Metro Corporation (the Parent) and the guarantor subsidiaries (the Guarantors) and the subsidiaries which are not guarantors (the Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Non-
                                                             Parent       Guarantors     Guarantors   Eliminating    Consolidated
                                                             ------       ----------     ----------   -----------    ------------
                             ASSETS

CURRENT ASSETS

  Cash                                                      $      --      $   6,166      $   (235)     $      --      $   5,931
  Accounts receivable, net                                         --        112,602        15,337             --        127,939
  Inventories                                                      --         19,631         1,189             --         20,820
  Prepaid expenses and other                                      531          4,848           740             --          6,119
                                                            ---------      ---------      --------      ---------      ---------
     Total current assets                                         531        143,247        17,031             --        160,809
                                                            ---------      ---------      --------      ---------      ---------

PROPERTY AND EQUIPMENT, net                                        --         67,740         8,261             --         76,001
INTANGIBLE ASSETS, net                                             --        124,329        74,877             --        199,206
DUE FROM (TO) AFFILIATES                                      304,569       (243,308)      (61,261)            --             --
OTHER ASSETS                                                    2,357         13,023           521             --         15,901
INVESTMENT IN SUBSIDIARIES                                     63,924             --            --        (63,924)            --
                                                            ---------      ---------      --------      ---------      ---------
                                                            $ 371,381      $ 105,031      $ 39,429      $ (63,924)     $ 451,917
                                                            =========      =========      ========      =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $      --      $   7,217      $  3,772      $      --      $  10,989
  Accrued liabilities                                           6,738         39,701         5,509             --         51,948
  Current portion of long-term debt                           294,526          1,541           562             --        296,629
                                                            ---------      ---------      --------      ---------      ---------
     Total current liabilities                                301,264         48,459         9,843             --        359,566
                                                            ---------      ---------      --------      ---------      ---------
LONG-TERM DEBT, net of current portion                             --          1,844           124             --          1,968
NON-REFUNDABLE SUBSCRIPTION INCOME                                 --         15,560           120             --         15,680
DEFERRED INCOME TAXES                                              --           (680)          680             --             --
OTHER LIABILITIES                                                  --             49            --             --             49
                                                            ---------      ---------      --------      ---------      ---------
        Total liabilities                                     301,264         65,232        10,767             --        377,263
                                                            ---------      ---------      --------      ---------      ---------
MINORITY INTEREST                                                  --             --            --          4,537          4,537
STOCKHOLDERS' EQUITY
  Common stock                                                    150             82            17            (99)           150
  Additional paid-in capital                                  137,786         54,622        34,942        (89,564)       137,786
  Accumulated deficit                                         (66,329)       (14,905)       (6,046)        20,951        (66,329)
  Cumulative translation adjustment                              (251)            --          (251)           251           (251)
  Treasury stock                                               (1,239)            --            --             --         (1,239)
                                                            ---------      ---------      --------      ---------      ---------
        Total stockholders' equity                             70,117         39,799        28,662        (68,461)        70,117
                                                            ---------      ---------      --------      ---------      ---------
                                                            $ 371,381      $ 105,031      $ 39,429      $ (63,924)     $ 451,917
                                                            =========      =========      ========      =========      =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                                   Non-
                                                   Parent        Guarantors      Guarantors     Eliminating     Consolidated
                                                   ------        ----------      ----------     -----------     ------------
                        ASSETS

CURRENT ASSETS
  Cash                                            $      --       $   9,035       $  1,252       $      --       $  10,287
  Accounts receivable, net                               --         126,788         17,117              --         143,905
  Inventories                                            --          18,018          1,052              --          19,070
  Prepaid expenses and other                            531           5,129            892              --           6,552
                                                  ---------       ---------       --------       ---------       ---------
     Total current assets                               531         158,970         20,313              --         179,814
                                                  ---------       ---------       --------       ---------       ---------
PROPERTY AND EQUIPMENT, net                              --          76,325          9,594              --          85,919
INTANGIBLE ASSETS, net                                   --         131,117         76,083              --         207,200
DUE FROM (TO) AFFILIATES                            319,747        (256,053)       (63,694)             --              --
OTHER ASSETS                                          3,386          12,273          2,625              --          18,284
INVESTMENT IN SUBSIDIARIES                           74,464              --             --         (74,464)             --
                                                  ---------       ---------       --------       ---------       ---------
                                                  $ 398,128       $ 122,632       $ 44,921       $ (74,464)      $ 491,217
                                                  =========       =========       ========       =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $      --       $  11,922       $  4,213       $      --       $  16,135
  Accrued liabilities                                 5,929          43,746          7,412              --          57,087
  Current portion of long-term debt                 296,608           2,164            332              --         299,104
                                                  ---------       ---------       --------       ---------       ---------
     Total current liabilities                      302,537          57,832         11,957              --         372,326
                                                  ---------       ---------       --------       ---------       ---------
LONG-TERM DEBT, net of current portion                   --           2,384            466              --           2,850
NON-REFUNDABLE SUBSCRIPTION INCOME                       --          14,971             18              --          14,989
DEFERRED INCOME TAXES                                    --            (725)           725              --              --
OTHER LIABILITIES                                        --             101             --              --             101
                                                  ---------       ---------       --------       ---------       ---------
        Total liabilities                           302,537          74,563         13,166              --         390,266
                                                  ---------       ---------       --------       ---------       ---------
MINORITY INTEREST                                        --              --             --           5,360           5,360
STOCKHOLDERS' EQUITY
  Common stock                                          149              82             17             (99)            149
  Additional paid-in capital                        137,603          54,622         34,942         (89,564)        137,603
  Accumulated deficit                               (40,670)         (6,635)        (2,952)          9,587         (40,670)
  Cumulative translation adjustment                    (252)             --           (252)            252            (252)
  Treasury stock                                     (1,239)             --             --              --          (1,239)
                                                  ---------       ---------       --------       ---------       ---------
        Total stockholders' equity                   95,591          48,069         31,755         (79,824)         95,591
                                                  ---------       ---------       --------       ---------       ---------
                                                  $ 398,128       $ 122,632       $ 44,921       $ (74,464)      $ 491,217
                                                  =========       =========       ========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Non-
                                                    Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                    ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                               $     --         $  86,329         $ 13,873         $    --         $ 100,202
  Fire protection services                               --            14,856              284              --            15,140
  Other                                                  --             8,738            1,129              --             9,867
                                                   --------         ---------         --------         -------         ---------
   Total revenue                                         --           109,923           15,286              --           125,209
                                                   --------         ---------         --------         -------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                          --            60,907           10,427              --            71,334
  Provision for doubtful accounts                        --            28,044            1,001              --            29,045
  Depreciation                                           --             4,791              628              --             5,419
  Amortization of intangibles                            --             1,266              603              --             1,869
  Other operating expenses                               --            22,185            3,937              --            26,122
  Contract termination costs
    and related asset impairment                         --             5,190               --              --             5,190
                                                   --------         ---------         --------         -------         ---------
   Total expenses                                        --           122,383           16,596              --           138,979
                                                   --------         ---------         --------         -------         ---------

OPERATING LOSS                                           --           (12,460)          (1,310)             --           (13,770)
  Interest expense, net                               7,551               (53)             329              --             7,827
  Other                                                  --                --               --            (334)             (334)
                                                   --------         ---------         --------         -------         ---------

LOSS BEFORE TAXES                                    (7,551)          (12,407)          (1,639)            334           (21,263)
  Provision for (benefit from) income taxes              --               497             (186)             --               311
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                             (7,551)          (12,904)          (1,453)            334           (21,574)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES                  (4,023)               --               --           4,023                --
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                           $(11,574)        $ (12,904)        $ (1,453)        $ 4,357         $ (21,574)
                                                   ========         =========         ========         =======         =========

  Foreign currency translation adjustments               --                --                1              --                 1
  Comprehensive income from
   wholly-owned subsidiaries                              1                --               --              (1)               --
                                                   --------         ---------         --------         -------         ---------

COMPREHENSIVE LOSS                                 $(11,573)        $ (12,904)        $ (1,452)        $ 4,356         $ (21,573)
                                                   ========         =========         ========         =======         =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Non-
                                                   Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                   ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                              $     --         $ 100,439         $ 20,670         $     --         $ 121,109
  Fire protection services                              --            14,273              278               --            14,551
  Other                                                 --             9,436            2,011               --            11,447
                                                  --------         ---------         --------         --------         ---------
   Total revenue                                        --           124,148           22,959               --           147,107
                                                  --------         ---------         --------         --------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                         --            65,590           13,798               --            79,388
  Provision for doubtful accounts                       --            84,854            1,393               --            86,247
  Depreciation                                          --             5,595              647               --             6,242
  Amortization of intangibles                           --             1,676              626               --             2,302
  Other operating expenses                              --            25,721            5,185               --            30,906
                                                  --------         ---------         --------         --------         ---------
   Total expenses                                       --           183,436           21,649               --           205,085
                                                  --------         ---------         --------         --------         ---------

OPERATING INCOME (LOSS)                                 --           (59,288)           1,310               --           (57,978)
  Interest expense, net                              5,609              (337)             540               --             5,812
  Other                                                 --                --               --              (54)              (54)
                                                  --------         ---------         --------         --------         ---------

INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM)  INCOME TAXES
  AND EXTRAORDINARY LOSS                            (5,609)          (58,951)             770               54           (63,736)
PROVISION FOR (BENEFIT FROM) INCOME TAXES           (1,601)          (21,290)             341               --           (22,550)
                                                  --------         ---------         --------         --------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS             (4,008)          (37,661)             429               54           (41,186)

EXTRAORDINARY LOSS ON EXPROPRIATION OF
  CANADIAN AMBULANCE SERVICE LICENSES                   --                --           (1,200)              --            (1,200)
                                                  --------         ---------         --------         --------         ---------

NET LOSS                                            (4,008)          (37,661)            (771)              54           (42,386)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES                (38,378)               --               --           38,378                --
                                                  --------         ---------         --------         --------         ---------

NET LOSS                                          $(42,386)        $ (37,661)        $   (771)        $ 38,432         $ (42,386)
                                                  ========         =========         ========         ========         =========

  Foreign currency translation adjustments              --                --               66               --                66
  Comprehensive loss from
   wholly-owned subsidiaries                            66                --               --              (66)               --
                                                  --------         ---------         --------         --------         ---------

COMPREHENSIVE LOSS                                $(42,320)        $ (37,661)        $   (705)        $ 38,366         $ (42,320)
                                                  ========         =========         ========         ========         =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Non-
                                                   Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                   ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                               $     --         $ 173,591         $ 28,353         $    --         $ 201,944
  Fire protection services                               --            30,300              564              --            30,864
  Other                                                  --            17,986            2,653              --            20,639
                                                   --------         ---------         --------         -------         ---------
   Total revenue                                         --           221,877           31,570              --           253,447
                                                   --------         ---------         --------         -------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                          --           122,699           21,277              --           143,976
  Provision for doubtful accounts                        --            46,289            2,148              --            48,437
  Depreciation                                           --             9,836            1,291              --            11,127
  Amortization of intangibles                            --             2,531            1,207              --             3,738
  Other operating expenses                               --            43,186            8,350              --            51,536
  Contract termination costs
    and related asset impairment                         --             5,190               --              --             5,190
                                                   --------         ---------         --------         -------         ---------
   Total expenses                                        --           229,731           34,273              --           264,004
                                                   --------         ---------         --------         -------         ---------

OPERATING LOSS                                           --            (7,854)          (2,703)             --           (10,557)
  Interest expense, net                              15,119               (82)             666              --            15,703
  Other                                                  --                --               --            (823)             (823)
                                                   --------         ---------         --------         -------         ---------

LOSS BEFORE TAXES                                   (15,119)           (7,772)          (3,369)            823           (25,437)
  Provision for (benefit from) income taxes              --               497             (275)             --               222
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                            (15,119)           (8,269)          (3,094)            823           (25,659)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES                    (540)               --               --             540                --
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                           $(15,659)        $  (8,269)        $ (3,094)        $ 1,363         $ (25,659)
                                                   ========         =========         ========         =======         =========

  Foreign currency translation adjustments               --                --                1              --                 1
  Comprehensive income from
   wholly-owned subsidiaries                              1                --               --              (1)               --
                                                   --------         ---------         --------         -------         ---------

COMPREHENSIVE LOSS                                 $(15,658)        $  (8,269)        $ (3,093)        $ 1,362         $ (25,658)
                                                   ========         =========         ========         =======         =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Non-
                                                   Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                   ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                              $     --         $ 196,586         $ 41,420         $     --         $ 238,006
  Fire protection services                              --            27,058              556               --            27,614
  Other                                                 --            18,524            4,163               --            22,687
                                                  --------         ---------         --------         --------         ---------
   Total revenue                                        --           242,168           46,139               --           288,307
                                                  --------         ---------         --------         --------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                         --           127,748           28,505               --           156,253
  Provision for doubtful accounts                       --           103,943            2,714               --           106,657
  Depreciation                                          --            11,149            1,253               --            12,402
  Amortization of intangibles                           --             3,202            1,260               --             4,462
  Other operating expenses                              --            46,301           10,629               --            56,930
                                                  --------         ---------         --------         --------         ---------
   Total expenses                                       --           292,343           44,361               --           336,704
                                                  --------         ---------         --------         --------         ---------

OPERATING INCOME (LOSS)                                 --           (50,175)           1,778               --           (48,397)
  Interest expense, net                             10,773              (614)           1,089               --            11,248
  Other                                                 --                --               --              (74)              (74)
                                                  --------         ---------         --------         --------         ---------

INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                             (10,773)          (49,561)             689               74           (59,571)
PROVISION FOR (BENEFIT FROM) INCOME TAXES           (3,770)          (17,355)             315               --           (20,810)
                                                  --------         ---------         --------         --------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
  AND CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                    (7,003)          (32,206)             374               74           (38,761)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                  --              (541)              --               --              (541)

EXTRAORDINARY LOSS ON EXPROPRIATION OF
  CANADIAN AMBULANCE SERVICE LICENSES                   --                --           (1,200)              --            (1,200)
                                                  --------         ---------         --------         --------         ---------

NET LOSS                                            (7,003)          (32,747)            (826)              74           (40,502)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES                (33,499)               --               --           33,499                --
                                                  --------         ---------         --------         --------         ---------

NET LOSS                                          $(40,502)        $ (32,747)        $   (826)        $ 33,573         $ (40,502)
                                                  ========         =========         ========         ========         =========

  Foreign currency translation adjustments              --                --               20               --                20
  Comprehensive loss from
   wholly-owned subsidiaries                            20                --               --              (20)               --
                                                  --------         ---------         --------         --------         ---------

COMPREHENSIVE LOSS                                $(40,482)        $ (32,747)        $   (806)        $ 33,553         $ (40,482)
                                                  ========         =========         ========         ========         =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          Non-
                                                          Parent         Guarantors     Guarantors    Eliminating    Consolidated
                                                          ------         ----------     ----------    -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                               $(25,659)      $ (8,269)      $(3,094)      $ 11,363       $(25,659)
   Adjustments to reconcile net loss to cash
     provided by (used in) operations--
     Write-off of goodwill impaired with termination
       of contract                                              --          4,287            --             --          4,287
     Depreciation and amortization                              --         12,367         2,498             --         14,865
     Amortization of gain on sale of real estate                --            (52)           --             --            (52)
     Gain on the sale of property and equipment                 --           (420)           (6)            --           (426)
     Provision for doubtful accounts                            --         46,289         2,148             --         48,437
     Undistributed loss of minority shareholder                 --             --            --           (823)          (823)
     Amortization of discount on Senior Notes                   13             --            --             --             13
     Change in assets and liabilities ---
     Increase in accounts receivable                            --        (32,103)         (368)            --        (32,471)
     Increase in inventories                                    --         (1,613)         (137)            --         (1,750)
     Decrease in prepaid expenses and other                     --            251           151             --            402
     (Increase) decrease in due to/from affiliates          25,718        (12,746)       (2,433)       (10,539)            --
     Decrease in accounts payable                               --         (4,705)         (441)            --         (5,146)
     Increase (decrease) in accrued liabilities and
       other liabilities                                       809         (4,045)       (1,903)            --         (5,139)
     Increase in nonrefundable subscription income              --            589           102             --            691
     Increase (decrease) in deferred income taxes               --             45           (45)            --             --
                                                          --------       --------       -------       --------       --------
        Net cash provided by (used in) operating
          activities                                           881           (125)       (3,528)             1         (2,771)
                                                          --------       --------       -------       --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments on revolving credit facility, net             (2,095)            --            --             --         (2,095)
   Repayment of debt and capital lease obligations              --         (1,163)         (112)            --         (1,275)
   Issuance of common stock                                    184             --            --             --            184
                                                          --------       --------       -------       --------       --------
        Net cash used in financing activities               (1,911)        (1,163)         (112)            --         (3,186)
                                                          --------       --------       -------       --------       --------


CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                         --         (2,558)           (8)            --         (2,566)
   Proceeds from the sale of property and equipment             --          1,727            56             --          1,783
   (Increase) decrease in other assets                       1,029           (750)        2,104             --          2,383
                                                          --------       --------       -------       --------       --------
        Net cash provided by (used in) investing
          activities                                         1,029         (1,581)        2,152             --          1,600
                                                          --------       --------       -------       --------       --------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                          1             --             1             (1)             1
                                                          --------       --------       -------       --------       --------

DECREASE IN CASH                                                --         (2,869)       (1,487)            --         (4,356)

CASH, beginning of period                                       --          9,035         1,252             --         10,287
                                                          --------       --------       -------       --------       --------

CASH, end of period                                       $     --       $  6,166       $  (235)      $     --       $  5,931
                                                          ========       ========       =======       ========       ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Non-
                                                            Parent         Guarantors     Guarantors    Eliminating    Consolidated
                                                            ------         ----------     ----------    -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                $(40,502)      $ (32,747)      $  (826)      $ 33,573       $ (40,502)

   Adjustments to reconcile net loss to cash
     provided by (used in) operations--
     Extraordinary loss                                          --              --         1,200             --           1,200
     Cumulative effect of a change in accounting
       principle                                                 --             541            --             --             541
     Depreciation and amortization                               --          14,351         2,513             --          16,864
     Amortization of gain on sale of real estate                 --             (52)           --             --             (52)
    (Gain) loss on the sale of property and equipment            --              41            (8)            --              33
     Provision for doubtful accounts                             --         103,943         2,714             --         106,657
     Undistributed loss of minority shareholder                  --              --            --            (74)            (74)
     Amortization of discount on Senior Notes                    13              --            --             --              13
     Change in assets and liabilities ---
     Increase in accounts receivable                             --         (61,601)       (6,785)            --         (68,386)
     (Increase) decrease in inventories                          --          (2,070)           12             --          (2,058)
     Decrease in prepaid expenses and other                      --           1,516           144             --           1,660
     Increase in due to/from affiliates                      14,175          12,742         6,562        (33,479)             --
     Increase (decrease) in accounts payable                     --          (2,512)          605             --          (1,907)
     Increase (decrease) in accrued liabilities and
       other liabilities                                        139         (20,415)       (3,285)            --         (23,561)
     Increase (decrease) in nonrefundable
       subscription income                                       --            (374)          102             --            (272)
     Decrease in deferred income taxes                           --             (62)           --             --             (62)
                                                           --------       ---------       -------       --------       ---------
        Net cash provided by (used in) operating
          activities                                        (26,175)         13,301         2,948             20          (9,906)
                                                           --------       ---------       -------       --------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on revolving credit facility, net              25,500              --            --             --          25,500
   Repayment of debt and capital lease obligations               --          (2,194)         (895)            --          (3,089)
   Issuance of common stock                                     386              --            --             --             386
                                                           --------       ---------       -------       --------       ---------
        Net cash provided by (used in) financing
          activities                                         25,886          (2,194)         (895)            --          22,797
                                                           --------       ---------       -------       --------       ---------


CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from the expropriation of Canadian
     ambulance service licenses                                  --              --         2,191             --           2,191
   Capital expenditures                                          --         (11,046)       (1,841)            --         (12,887)
   Proceeds from the sale of property and equipment              --             254             8             --             262
   (Increase) decrease in other assets                          269          (1,885)          230             --          (1,386)
                                                           --------       ---------       -------       --------       ---------
        Net cash provided by (used in) investing
          activities                                            269         (12,677)          588             --         (11,820)
                                                           --------       ---------       -------       --------       ---------


EFFECT OF CURRENCY EXCHANGE RATE CHANGE                          20              --            20            (20)             20
                                                           --------       ---------       -------       --------       ---------

INCREASE (DECREASE) IN CASH                                      --          (1,570)        2,661             --           1,091

CASH, beginning of period                                        --           5,379         1,801             --           7,180
                                                           --------       ---------       -------       --------       ---------

CASH, end of period                                        $     --       $   3,809       $ 4,462       $     --       $   8,271
                                                           ========       =========       =======       ========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)   COMMITMENTS AND CONTINGENCIES

      Included in accrued liabilities at December 31, 2000 in the accompanying balance sheets is $3.1 million attributable to the settlement of a Medicaid audit and the accrual of a proposed settlement of a Medicare investigation.

(4)   GOING CONCERN

      The Company incurred net losses of $101.3 million and $25.7 million for the fiscal year ended June 30, 2000 and the six months ended December 31, 2000, respectively, and as a result is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility. In addition, no further amounts can be borrowed under the revolving credit facility through the end of the waiver period, which is April 15, 2001. The losses incurred in fiscal year 2000 primarily relate to the Company's restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment.

      As no further amounts may be borrowed, the Company will have to fund all operations, capital expenditures, regularly scheduled interest payments on the revolving credit facility and Notes and principal payments on other debt and capital lease obligations from existing cash reserves and net cash flows from operations.

      The Company has self-funded all obligations, including regularly scheduled interest payments on the revolving credit facility and the Notes from operating cash flow since February 2000. The Company believes that its existing cash reserves and operating cash flow will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service payments through the second quarter of fiscal 2002. Management is actively working with its lenders in order to obtain a long-term amendment to the credit facility. The Company believes that its current business model and strategy will generate sufficient cash flow to provide a basis for a new long- term agreement with its current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives is dependent upon prevailing market conditions, interest rates, covenants associated with the Notes and the market price of the Company's common stock.

      There can be no assurance that the Company's restructuring efforts (See
      Note 5) will be successful. In addition, an amendment to the revolving credit facility could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as success of its restructuring program. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of the Company's financial statements for the fiscal year ended June 30, 2001, their auditor's report on those financial statements will be qualified for this contingency.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)   RESTRUCTURING CHARGE AND OTHER

      During the fiscal year ended June 30, 2000, the Company recorded pre-tax charges of $43.3 million associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. This charge primarily included severance of approximately 300 employees, service area closing costs, and write-offs of goodwill and other impaired assets. At December 31, 2000, $4.5 million remains in accrued liabilities in the accompanying financial statements. The usage of the restructuring charge and the remaining accrual at December 31, 2000, are as follows (in thousands):

      Balance at June 30, 2000                          $ 8,523
      Severance costs                                    (2,572)
      Lease termination costs                              (561)
      Write-off of impaired assets and other costs         (875)
                                                        -------
      Balance at December 31, 2000                      $ 4,515
                                                        =======

(6)   CONTRACT TERMINATION COSTS AND RELATED ASSET IMPAIRMENT

      During the second quarter of fiscal year 2001, the Company recorded costs and impairment of assets totaling $5.2 million associated with the loss of an exclusive 911 contract in Lincoln, Nebraska. The Company recorded impairment of goodwill of $4.3 million. The remainder of the charge related primarily to severance amounts incurred for employees in this operation.

(7)   EXTRAORDINARY ITEM

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

(8)   CHANGE IN ACCOUNTING PRINCIPLE

      In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statements of Operations for the three and six months ended December 31, 1999, as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 20. The Company has since expensed any further amounts incurred for these purposes.

(9)   CHANGE IN ACCOUNTING POLICY

      Effective October 1, 1999, the Company changed its methodology of determining its provision for doubtful accounts. This change was treated as a change in accounting estimate. During the second quarter of fiscal year 2000, management's analysis of the various payor classes within the

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      Company's accounts receivable balance, the increasingly unpredictable nature of the healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that process changes have not brought about the benefits anticipated, led to this change. Under the Company's new method of estimating its allowance for doubtful accounts, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new method provides specific allowances based upon the age of accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which was recorded in the second quarter of fiscal 2000.


(10)  LOSS PER SHARE

      A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted loss per share computation for the three and six month periods ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts):


                                  Three Months Ended December  31, 2000             Three Months Ended December 31, 1999
                               -------------------------------------------     ---------------------------------------------
                                 Loss            Shares          Per Share         Loss            Shares          Per Share
                              (numerator)     (denominator)       Amount       (numerator)    (denominator)         Amount
                               --------          ------          --------        --------          ------           -------
Basic loss per share            $(21,574)         14,645          $  (1.47)       $(42,386)         14,578           $ (2.91)
                                                                  --------                                           -------
Effect of stock options              --              --                                --              --
                                --------          ------                          --------          ------
Diluted loss per share          $(21,574)         14,645          $  (1.47)       $(42,386)         14,578           $ (2.91)
                                ========          ======          ========        ========          ======           =======


                                   Six Months Ended December  31, 2000              Six Months Ended December 31, 1999
                               -------------------------------------------     ---------------------------------------------
                                 Loss            Shares          Per Share         Loss            Shares          Per Share
                              (numerator)     (denominator)       Amount       (numerator)    (denominator)         Amount
                               --------          ------          --------        --------          ------           -------
Basic loss per share            $(25,659)         14,636            $(1.75)       $(40,502)         14,558           $ (2.78)
                                                                  --------                                           -------
Effect of stock options              --              --                                --              --
                                --------          ------                          --------          ------
Diluted loss per share          $(25,569)         14,636            $(1.75)       $(40,502)         14,558           $ (2.78)
                                ========          ======          ========        ========          ======           =======

      As a result of anti-dilutive effects, approximately 293 and 7 common stock equivalents were not included in the computation of diluted loss per share for the three months ended December 31, 2000 and 1999, respectively. Additionally, approximately 317 and 70 common stock equivalents were not included in the computation of diluted loss per share for the six months ended December 31, 2000 and 1999, respectively.

(11)  SEGMENT REPORTING

      The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

      The Company operates in two business segments: Ambulance and Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      Information by operating segment is set forth below (in thousands):

Three months ended December 31, 2000                            AMBULANCE      FIRE AND OTHER      CORPORATE            TOTAL
                                                                ---------      --------------      ---------            -----
    Net revenues from external customers                       $ 100,202           $25,007          $    --           $ 125,209
    Segment profit (loss)                                      $ (17,708)          $ 3,270          $(7,159)          $ (21,597)
    Segment assets                                             $ 186,213           $36,965          $ 1,582           $ 224,760


Three months ended December 31, 1999                            AMBULANCE      FIRE AND OTHER      CORPORATE            TOTAL
                                                                ---------      --------------      ---------            -----
    Net revenues from external customers                       $ 121,109           $25,998               --           $ 147,107
    Segment profits (loss)                                     $ (62,226)          $ 2,089          $(3,653)          $ (63,790)
    Segment assets                                             $ 216,878           $41,357          $ 2,439           $ 260,674


Six months ended December 31, 2000                              AMBULANCE      FIRE AND OTHER      CORPORATE            TOTAL
                                                                ---------      --------------      ---------            -----
    Net revenues from external customers                      $ 201,944           $51,503          $     --           $ 253,447
    Segment profit (loss)                                     $ (20,306)          $ 6,365          $(12,319)          $ (26,260)
    Segment assets                                            $ 186,213           $36,965          $  1,582           $ 224,760


Six months ended December 31, 1999                              AMBULANCE      FIRE AND OTHER      CORPORATE            TOTAL
                                                                ---------      --------------      ---------            -----
        Net revenues from external customers                   $ 238,006           $50,301          $    --           $ 288,307
        Segment profit (loss)                                  $ (55,632)          $ 3,715          $(7,728)          $ (59,645)
        Segment assets                                         $ 216,878           $41,357          $ 2,439           $ 260,674

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

The loss for the three months ended December 31, 2000 was $21.6 million, or $1.47 per diluted share as compared to loss before extraordinary loss of $41.2 million, or $2.83 per diluted share for the three months ended December 31, 1999. Loss for the six months ended December 31, 2000 was $25.7 million or $1.75 per diluted share as compared to a loss before extraordinary loss and cumulative effect of a change in accounting principle of $38.8 million or $2.66 per diluted share for the six months ended December 31, 1999. The operating results for the three and six months ended December 31, 2000 were negatively impacted by the loss of an exclusive 911 contract in Lincoln, Nebraska and additional bad debt expense for receivables related to the closure of certain under-performing service areas as well as negative operating margins in our Argentine operations due to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services, relative increases in payroll due to labor shortages and increased interest expense due additional interest and waiver fees as stipulated in our current waiver agreement.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999


REVENUE

Total revenue decreased $21.9 million, or 14.9%, from $147.1 million for the three months ended December 31, 1999 to $125.2 million for the three months ended December 31, 2000. Ambulance services revenue decreased $20.9 million, or 17.3%, from $121.1 million for the three months ended December 31, 1999 to $100.2 million for the three months ended December 31, 2000. Domestic ambulance services revenue in areas served by us in both of the three-month periods ended December 31, 2000 and 1999 decreased by $6.2 million, or 6.5%. The decreases in those service areas were due to a greater focus on the quality of revenue and the generation of more collectible transports. Approximately $11.4 million of the decrease in revenue is attributable to the closure of certain underperforming service areas that were closed in the fourth quarter of fiscal 2000. Additionally, there was a $2.5 million decrease in revenue derived from our Canadian operations and $1.5 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 42,000, or 13.1%, from 320,000 for the three months ended December 31, 1999 to 278,000 for the three months ended December 31, 2000 primarily due to decreases in those areas affected by our restructuring program and a focus on the quality of revenue.

Fire protection services revenue increased by $0.5 million, or 3.4%, from $14.6 million for the three months ended December 31, 1999 to $15.1 million for the three months ended December 31, 2000. Fire protection services revenue increased due to new airport and industrial contracting activity of $0.1 million and rate and utilization increases for fire protection services of $0.4 million.

Other revenue decreased $1.5 million, or 13.2%, from $11.4 million for the three months ended December 31, 1999 to $9.9 million for the three months ended December 31, 2000. The decrease was due to a $1.4 million decrease in alternative transportation services due to our efforts to reduce transports in certain areas and improve the quality of our revenue and a decrease of $0.8 million in Argentina related to decreased medical clinic revenue. These decreases were offset by a $0.9 million increase in revenue related to our public/private alliance with the City of San Diego.

OPERATING EXPENSES

Payroll and employee benefit expenses decreased $8.1 million, or 10.2%, from $79.4 million for the three months ended December 31, 1999 to $71.3 million for the three months ended December 31, 2000. Decreases in service areas that were affected by closures as well as the reduction in corporate overhead totaled $6.3 million. The decrease was offset by increases in payroll and employee benefit expenses in our remaining operations due to increases in payroll rates due to a labor shortage. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration ("HCFA") compliance. Payroll and employee benefits expense increased from 54.0% of total revenue for the three months ended December 31, 1999 to 57.0% of total revenue for the three months ended December 31, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

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

During the three months ended December 31, 2000, we recorded an additional $10 million of bad debt expense above our normal provision rate. The majority of this amount relates to receivables generated in certain under-performing services areas identified and closed during our fiscal 2000 restructuring. A significant amount of effort and resources have been expended attempting to collect these receivables. Because of the difficulties encountered during the collection process, an additional provision to bad debt expense has been recorded in the three months ended December 31, 2000.

The provision for doubtful accounts decreased $2.2 million, or 10.3% from $21.2 million for the three months ended December 31, 1999 to $19.0 million (excluding the $10 million discussed above) for the three months ended December 31, 2000. This resulted in an increase from 14.4% of total revenue for the three months ended December 31, 1999 to 15.2% of total revenue for the three months ended December 31, 2000 and was 19.2% of domestic ambulance service revenue for the three months ended December 31, 1999 and 20.4% of domestic ambulance service revenue for the three months ended December 31, 2000. During fiscal 2001, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 10.1% of total net accounts receivable at December 31, 2000. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $0.8 million, or 12.9%, from $6.2 million for the three months ended December 31, 1999 to $5.4 million for the three months ended December 31, 2000. The decrease is primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current period. Depreciation was 4.2% and 4.3% of total revenue for the three months ended December 31, 1999 and 2000, respectively.

Amortization of intangibles decreased $0.4 million, or 17.4%, from $2.3 million for the three months ended December 31, 1999 to $1.9 million for the three months ended December 31, 2000, primarily due to the write-off of goodwill associated with the closure of underperforming operations in the third and fourth quarters of fiscal 2000. Amortization of intangibles was 1.6% and 1.5% of total revenue for the three months ended December 31, 1999 and 2000, respectively.

Other operating expenses decreased approximately $4.8 million, or 15.5%, from $30.9 million for the three months ended December 31, 1999 to $26.1 million for the three months ended December 31, 2000. The decrease is due to a decrease in other operating expenses related to closed operations of approximately $1.6 million, as well as $3.9 million attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits which was recorded in the three months ended December 31, 1999. Other operating expenses decreased from 21.0% of total revenue for the three months ended December 31, 1999 to 20.8% of total revenue for the three months ended December 31, 2000.

During the three months ended December 31, 2000 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. This charge included impairment of goodwill, related to our operations in Nebraska, of $4.3 million. The remainder of the charge related primarily to severance amounts incurred for employees in this operation.

Interest expense increased $2.0 million or 34.4% from $5.8 million for the three months ended December 31, 1999 to $7.8 million for the three months ended December 31, 2000. This increase was caused by higher debt balances, fees and additional interest incurred in conjunction with the waiver agreements and higher interest rates than historically incurred.

Our effective tax rate was 35.4% for the three months ended December 31, 1999 and (1.4)% for the three months ended December 31, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the net deferred tax asset does not meet the more likely than not criteria under SFAS No. 109 "Accounting for Income Taxes."

During the three months ended December 31, 1999, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of licenses and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.


SIX MONTHS ENDED  DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1999

REVENUE

Total revenue decreased $34.9 million, or 12.1%, from $288.3 million for the six months ended December 31, 1999 to $253.4 million for the six months ended December 31, 2000. Ambulance services revenue decreased $36.0 million, or 15.1%, from $238.0 million for the six months ended December 31, 1999 to $201.9 million for the six months ended December 31, 2000. Domestic ambulance services revenue in areas served by us in both of the six months periods ended December 31, 1999 and December 31, 2000 decreased by $8.0 million, or 4.2 %. The decreases in those service areas were due to a greater focus on the quality of revenue and the generation of more collectible transports. Approximately $21.0 million of the decrease in revenue is attributable to the closure of certain under-performing service areas that were closed in the fourth quarter of fiscal 2000. Additionally, there was a $4.7 million decrease in revenue derived from our Canadian operations and $3.0 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 71,000, or 11.3 %, from 626,000 for the six months ended December 31, 1999 to 555,000 for the six months ended December 31, 2000 primarily due to decreases in those areas affected by our restructuring program and a focus on the quality of revenue.

Fire protection services revenue increased $3.3 million, or 12.0% from $27.6 million for the six months ended December 31, 1999 to $30.9 million for the six months ended December 31, 2000. Fire protection services revenue increased due to new airport and industrial contracting activity of $1.7 million, forestry revenue increases of $0.6 million and rate and utilization increases for fire protection services of $0.9 million.

Other revenue decreased $2.1 million, or 9.3%, from $22.7 million for the six months ended December 31, 1999 to $20.6 million for the six months ended December 31, 2000. The decrease was due to a $2.7 million decrease in alternative transportation services due to our efforts to reduce transports in certain areas and improve the quality of our revenue and a decrease of $1.2 million in Argentina related to decreased medical clinic revenue. These decreases were offset by a $1.8 million increase in revenue related to our public/private alliance with the City of San Diego.


OPERATING EXPENSES

Payroll and employee benefit expenses decreased $12.3 million, or 7.9%, from $156.3 million for the six months ended December 31, 1999 to $144.0 million for the six months ended December 31, 2000. Decreases in service areas that were affected by closures as well as the reduction in corporate overhead totaled $11.7 million. The decrease was offset by increases in payroll and employee benefit expenses in our remaining operations due to increases in payroll rates due to a labor shortage. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration ("HCFA") compliance. Payroll and employee benefits expense increased from 54.2% of total revenue for the six months ended December 31, 1999 to 56.8% of total revenue for the six months ended December 31, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

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

During the six months ended December 31, 2000, we recorded an additional $10 million of bad debt expense above our normal provision rate. The majority of this amount relates to receivables generated in certain under-performing services areas identified during our fiscal 2000 restructuring. A significant amount of effort and resources have been expended attempting to collect these receivables. Because of the difficulties encountered during the collection process, an additional provision to bad debt expense has been recorded in the six months ended December 31, 2000.

The provision for doubtful accounts decreased $3.3 million, or 7.9% from $41.7 million for the six months ended December 31, 1999 to $38.4 million (excluding the $10 million discussed above) for the six months ended December 31, 2000. This resulted in an increase from 14.5% of total revenue for the six months ended December 31, 1999 to 15.2% of total revenue for the six months ended December 31, 2000 and was 19.2% of domestic ambulance service revenue for the six months ended December 31, 1999 and 20.4% of domestic ambulance service revenue for the six months ended December 31, 2000. During fiscal 2001, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 10.1% of total net accounts receivable at December 31, 2000. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $1.3 million, or 10.5%, from $12.4 million for the six months ended December 31, 1999 to $11.1 million for the six months ended December 31, 2000. The decrease is primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current period. Depreciation was 4.3% and 4.4% of total revenue for the six months ended December 31, 1999 and 2000, respectively.

Amortization of intangibles decreased $0.8 million, or 17.8%, from $4.5 million for the six months ended December 31, 1999 to $3.7 million for the three months ended December 31, 2000, primarily due to the write-off of goodwill associated with the closure of under-performing operations in the third and fourth quarters of fiscal 2000. Amortization of intangibles was 1.6% and 1.5% of total revenue for the six months ended December 31, 1999 and 2000, respectively.

Other operating expenses decreased approximately $5.4 million, or 9.5%, from $56.9 million for the six months ended December 31, 1999 to $51.5 million for the six months ended December 31, 2000. The decrease is due to a decrease in other operating expenses related to closed operations of approximately $3.1 million as well as $3.9 million attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits which was recorded in the three months ended December 31, 1999. These decreases were offset by increased insurance and fuel costs.

During the six months ended December 31, 2000 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. This charge included impairment of goodwill, related to our operations in Nebraska, of $4.3 million. The remainder of the charge related primarily to severance amounts incurred for employees in this operation.

Interest expense increased $4.5 million or 40.2% from $11.2 million for the six months ended December 31, 1999 to $15.7 million for the six months ended December 31, 2000. This increase was caused by higher debt balances, fees and additional interest incurred in conjunction with the waiver agreements and higher interest rates than historically incurred.

Our effective tax rate was 35.0% for the six months ended December 31, 1999 and (0.8)% for the six months ended December 31, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109 "Accounting for Income Taxes."

During the six months ended December 31, 1999, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

The cumulative effect of a change in accounting principle resulted in $541,000 charge (net of a tax benefit of $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.


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

During the six months ended December 31, 2000, our cash flow used in operating activities was $2.8 million, resulting primarily from an increase in accounts receivable of $32.5 million, a decrease in accounts payable of $5.1 million, a decrease in accrued liabilities and other liabilities of $5.1 million and a net loss of $25.7 million offset by depreciation and amortization of $14.9 million and provision for doubtful accounts of $48.4 million. Cash flow used in operating activities was $9.9 million for the six months ended December 31, 1999.

Cash used in financing activities was $3.2 million for the six months ended December 31, 2000, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations. Cash provided by financing activities was $22.8 million for the six months ended December 31, 1999.

Cash provided by investing activities was $1.6 million for the six months ended December 31, 2000, primarily due to the proceeds from the sale of property and equipment of $1.8 million. Cash used in investing activities was $11.8 million for the six months ended December 31, 1999.

Our gross accounts receivable as of December 31, 2000 and June 30, 2000 was $203.1 million and $231.7 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $127.9 million and $143.9 million as of such dates, respectively. We believe that the decrease in net accounts receivable is due to many factors including additional bad debt expense recorded related to closed operations, collections on closed operations and overall improvement in collections on existing operations.

The allowance for doubtful accounts decreased from $87.8 million at June 30, 2000 to $75.2 million at December 31, 2000. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2001, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in method during the second quarter of fiscal 2000. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our method to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. With this method change, management believes that we have a more predictable method of determining the realizable value of our accounts receivable.

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

Our $200 million revolving credit facility was priced at (a) the Base Rate (i.e. the greater of (i) the prime rate (ii) the Federal Funds rate, .5 percentage points), plus the applicable margin, or (b) LIBOR, plus the applicable margin. The LIBOR-based rate ranged from LIBOR plus 0.875 percentage points to LIBOR plus 1.75 percentage points. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25 percentage points. At December 31, 2000, the weighted average interest rate on the revolving credit facility was 9.75%. Approximately $144.7 million was outstanding on the revolving credit facility at December 31, 2000. We have received a compliance waiver, as amended, regarding the financial covenants contained in our revolving credit facility, which covers the periods from December 31, 1999 through April 15, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waiver, as amended, covers, among other things, that no additional borrowings will be available to us through the end of the waiver period in April 2001. There is no assurance that we are in compliance with all of the technical conditions of the waiver, as amended.

As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver, as amended, we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. An amendment to the waiver required that $500,000 of the additional interest be paid to the lenders. This payment was made in February 2001. At February 12, 2001, the outstanding balance on the revolving credit facility was $144.3 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. A condition of the waiver agreement requires us to execute a definitive term sheet providing for the repayment and/or restructuring of the revolving credit facility by February 20, 2001. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although the Company is not aware of any Event of Default under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at December 31, 2000 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor".

Our inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on our financial condition.

The Senior Notes and the revolving credit facility have been reclassified as a current liability under accounting rules relating to debt that is callable by the creditor since we are operating under a waiver under the credit facility. This, in addition to significant operating losses incurred in fiscal 2000, has resulted in our independent accountants modifying their fiscal year end audit report to include a statement that these uncertainties create substantial doubt about our ability to continue as a going concern. The existence of a going concern statement may make it more difficult to pursue additional capital through public or private debt or equity financings. Our inability to successfully negotiate an amendment to our revolving credit facility could have a material adverse effect on our ability to continue as a going concern.

Because of the classification of entire outstanding balance under the revolving credit facility as a current liability at December 31, 2000, we had negative working capital of $198.8 million, including cash of $5.9 million, compared to negative working capital of $192.5 million, including cash of $10.3 million, at June 30, 2000.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At December 31, 2000 the weighted average interest rate was 8.5% on the lease line of credit. Approximately $1.2 million was outstanding on this line of credit at December 31, 2000.

In March 1998, we issued $150.0 million of Notes effected under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at December 31, 2000 was $186,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Without additional borrowing capacity, existing working capital, together with cash flow from operations may not be sufficient to meet our operating and capital needs for existing operations for the twelve months subsequent to December 31, 2000. We expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our operating capital needs for operations for the 12 months subsequent to December 31, 2000. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections. We are actively working with our lenders in order to obtain a long-term amendment to the credit facility. We believe that our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, our financial condition, covenants in our debt agreements, and the market price of our common stock.

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


MEDICARE REIMBURSEMENT

In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the new fee schedule as well as the mandatory acceptance of Medicare assignment would be postponed to January 2001. HCFA also announced rules that became effective in February 1999. These rules require, among other things, that a physician's certification statement be obtained for certain ambulance transports. We have implemented a program to comply with the new rules.

The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. On November 30, 2000, HCFA notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. As of this filing, HCFA has not established an implementation date for the final fee schedule and rules. If implemented, these rules could result in contract renegotiations or other action by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect.

Although the final fee schedule and rules have been delayed, two requirements took effect January 1, 2001. Providers must use new HCFA Common Procedure Coding System (HCPCS) codes on all Medicare claims, with the exception of billing for mileage. Secondly, all Medicare claims must include the ZIP code of the point of patient pickup. Rural/Metro has implemented these two requirements into its Medicare billing protocol.

The final outcome of the proposed rules and the effect of the prospective fee schedule are uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payors and budget pressures on payor sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third party payors, or an increase in our cost structure relative to the rate increase in the CPI, or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, cash flows and results of operations.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At December 31, 2000, our balance sheet reflects a $251,000 cumulative equity adjustment (decrease) from foreign currency translation. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, if we choose to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONDITION.

     We entered into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

     In November 1998, we entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. We paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced by approximately $106,000 during the year ended June 30, 1999. In June 1999, we terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount was amortized as a reduction of interest expense on a straight-line basis through November 2000.

RURAL/METRO CORPORATION AND SUBSIDIARIES


PART II.     OTHER INFORMATION.

ITEM 1 --    LEGAL PROCEEDINGS.

      From time to time, we are subject to litigation arising in the ordinary course of business. Our insurance coverage may not be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceedings in the ordinary course of business that are expected to have a material adverse effect on our financial condition or results of operations.

      We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants have moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

ITEM 4 --    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2000 Annual Meeting of Stockholders was held on December 13, 2000. The following nominees were elected to the Company's Board of Directors to serve as Class III directors for three-year terms or until their successors are elected and qualified:

Nominee            Votes in Favor    Votes Opposed    Abstained    Broker Non-Vote
-------            --------------    -------------    ---------    ---------------
Henry G. Walker     11,968,433          419,016          -0-             -0-
Cor J. Clement      11,688,367          699,082          -0-             -0-

      The following directors' terms of office continued after the 2000 Annual Meeting of Stockholders:

            Louis G. Jekel

            Jack E. Brucker
            Mary Anne Carpenter
            William C. Turner
            Louis A. Witzeman

      The second item voted upon was the approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of common stock that may be purchased pursuant to such plan from 450,000 shares to 1,150,000 shares.

      Votes in Favor      Votes Opposed       Abstained         Broker Non-Vote
      --------------      -------------       ---------         ---------------
      11,878,239          454,133             55,077            -0-


      The final item voted upon was ratification of the appointment of Arthur Andersen LLP as the independent auditors for the Company for the fiscal year ending June 30, 2001.

      Votes in Favor    Votes Opposed     Abstained         Broker Non-Vote
      --------------    -------------     ---------         ---------------
      12,225,009        98,465            33,975            -0-


ITEM 6 --    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  Form 8-K filed February 2, 2001 relating to Press Release dated January 31, 2001 and the Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001.(1)


--------------

(1) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about February 2, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RURAL/METRO CORPORATION



Date:  February 14, 2001                  By: /s/ Jack E. Brucker
                                              ---------------------------
                                              Jack  E.  Brucker,  President
                                              & Chief Executive Officer

                                          By: /s/ Randall L. Harmsen
                                              --------------------------------
                                              Randall L. Harmsen,  Vice
                                              President of Finance and Principal
                                              Accounting Officer