Form 10-Q/A
period 2000-12-31
RURAL METRO CORP /DE/
filed 2001-02-14
CIK 906326

                                                   DRAFT dated February 12, 2001



                                    FORM 10-Q/A

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
                                                  =========       =========       ========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       Non-
                                                    Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                    ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                               $     --         $  86,329         $ 13,873         $    --         $ 100,202
  Fire protection services                               --            14,856              284              --            15,140
  Other                                                  --             8,738            1,129              --             9,867
                                                   --------         ---------         --------         -------         ---------
   Total revenue                                         --           109,923           15,286              --           125,209
                                                   --------         ---------         --------         -------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                          --            60,907           10,427              --            71,334
  Provision for doubtful accounts                        --            28,044            1,001              --            29,045
  Depreciation                                           --             4,791              628              --             5,419
  Amortization of intangibles                            --             1,266              603              --             1,869
  Other operating expenses                               --            22,185            3,937              --            26,122
  Contract termination costs
    and related asset impairment                         --             5,190               --              --             5,190
                                                   --------         ---------         --------         -------         ---------
   Total expenses                                        --           122,383           16,596              --           138,979
                                                   --------         ---------         --------         -------         ---------

OPERATING LOSS                                           --           (12,460)          (1,310)             --           (13,770)
  Interest expense, net                               7,551               (53)             329              --             7,827
  Other                                                  --                --               --            (334)             (334)
                                                   --------         ---------         --------         -------         ---------

LOSS BEFORE TAXES                                    (7,551)          (12,407)          (1,639)            334           (21,263)
  Provision for (benefit from) income taxes              --               497             (186)             --               311
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                             (7,551)          (12,904)          (1,453)            334           (21,574)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES                 (14,023)               --               --          14,023                --
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                           $(21,574)        $ (12,904)        $ (1,453)        $14,357         $ (21,574)
                                                   ========         =========         ========         =======         =========

  Foreign currency translation adjustments               --                --                1              --                 1
  Comprehensive income from
   wholly-owned subsidiaries                              1                --               --              (1)               --
                                                   --------         ---------         --------         -------         ---------

COMPREHENSIVE LOSS                                 $(21,573)        $ (12,904)        $ (1,452)        $14,356         $ (21,573)
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
                                                  ========         =========         ========         ========         =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Non-
                                                   Parent         Guarantors        Guarantors      Eliminating     Consolidated
                                                   ------         ----------        ----------      -----------     ------------
REVENUE
  Ambulance services                               $     --         $ 173,591         $ 28,353         $    --         $ 201,944
  Fire protection services                               --            30,300              564              --            30,864
  Other                                                  --            17,986            2,653              --            20,639
                                                   --------         ---------         --------         -------         ---------
   Total revenue                                         --           221,877           31,570              --           253,447
                                                   --------         ---------         --------         -------         ---------

OPERATING EXPENSES
  Payroll and employee benefits                          --           122,699           21,277              --           143,976
  Provision for doubtful accounts                        --            46,289            2,148              --            48,437
  Depreciation                                           --             9,836            1,291              --            11,127
  Amortization of intangibles                            --             2,531            1,207              --             3,738
  Other operating expenses                               --            43,186            8,350              --            51,536
  Contract termination costs
    and related asset impairment                         --             5,190               --              --             5,190
                                                   --------         ---------         --------         -------         ---------
   Total expenses                                        --           229,731           34,273              --           264,004
                                                   --------         ---------         --------         -------         ---------

OPERATING LOSS                                           --            (7,854)          (2,703)             --           (10,557)
  Interest expense, net                              15,119               (82)             666              --            15,703
  Other                                                  --                --               --            (823)             (823)
                                                   --------         ---------         --------         -------         ---------

LOSS BEFORE TAXES                                   (15,119)           (7,772)          (3,369)            823           (25,437)
  Provision for (benefit from) income taxes              --               497             (275)             --               222
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                            (15,119)           (8,269)          (3,094)            823           (25,659)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES                 (10,540)               --               --          10,540                --
                                                   --------         ---------         --------         -------         ---------

NET LOSS                                           $(25,659)        $  (8,269)        $ (3,094)        $11,363         $ (25,659)
                                                   ========         =========         ========         =======         =========

  Foreign currency translation adjustments               --                --                1              --                 1
  Comprehensive income from
   wholly-owned subsidiaries                              1                --               --              (1)               --
                                                   --------         ---------         --------         -------         ---------

COMPREHENSIVE LOSS                                 $(25,658)        $  (8,269)        $ (3,093)        $11,362         $ (25,658)
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