Form 10-Q
period 2001-03-31
RURAL METRO CORP /DE/
filed 2001-05-15
CIK 906326

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

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
(Zip Code)

(480) 606-3886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No

At May 10, 2001, there were 14,899,920 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Part I. Financial Information

          Item 1. Financial Statements

RURAL/METRO CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND JUNE 30, 2000
(In Thousands)

	March 31,	June 30,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$6,255	$10,287
Accounts receivable, net	124,131	143,905
Inventories	21,592	19,070
Prepaid expenses and other	5,690	6,552

Total current assets	157,668	179,814

PROPERTY AND EQUIPMENT, net	72,529	85,919

INTANGIBLE ASSETS, net	197,449	207,200

OTHER ASSETS	15,773	18,284

	$443,419	$491,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,029	$16,135
Accrued liabilities	62,406	57,087
Current portion of long-term debt	296,028	299,104

Total current liabilities	375,463	372,326

LONG-TERM DEBT, net of current portion	1,456	2,850

NON-REFUNDABLE SUBSCRIPTION INCOME	15,516	14,989

OTHER LIABILITIES	23	101

Total liabilities	392,458	390,266

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	4,063	5,360

STOCKHOLDERS’ EQUITY
Common stock	152	149
Additional paid-in capital	137,948	137,603
Accumulated deficit	(89,975)	(40,670)
Cumulative translation adjustment	12	(252)
Treasury stock	(1,239)	(1,239)

Total stockholders’ equity	46,898	95,591

	$443,419	$491,217

The accompanying notes are an integral part of these consolidated balance sheets.

RURAL/METRO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

(Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,

	2001	2000	2001	2000

REVENUE

Ambulance services	$101,923	$119,902	$303,867	$357,908

Fire protection services	15,364	14,981	46,228	42,595

Other	9,435	11,515	30,074	34,202

Total revenue	126,722	146,398	380,169	434,705

OPERATING EXPENSES

Payroll and employee benefits	76,080	79,078	220,056	235,331

Provision for doubtful accounts	19,089	25,266	67,526	66,923

Provision for doubtful accounts -
change in accounting estimate	—	—	—	65,000

Depreciation	5,336	6,140	16,463	18,542

Amortization of intangibles	1,815	2,263	5,553	6,725

Other operating expenses	40,436	26,555	91,972	83,485

Restructuring charge and other	—	25,098	—	25,098

Contract termination costs and related asset impairment	—	—	5,190	—

Total expenses	142,756	164,400	406,760	501,104

OPERATING LOSS	(16,034)	(18,002)	(26,591)	(66,399)

Interest expense, net	7,592	6,401	23,295	17,649

Other	(474)	(21)	(1,297)	(95)

LOSS BEFORE INCOME TAXES,
EXTRAORDINARY LOSS AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE	(23,152)	(24,382)	(48,589)	(83,953)

Provision for (benefit from) income taxes	494	(7,767)	716	(28,577)

LOSS BEFORE EXTRAORDINARY LOSS
AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(23,646)	(16,615)	(49,305)	(55,376)

EXTRAORDINARY LOSS ON
EXPROPRIATION OF CANADIAN
AMBULANCE SERVICE LICENSES (NET
OF $0 OF INCOME TAXES)	—	—	—	(1,200)

CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE (NET OF AN
INCOME TAX BENEFIT OF $392)	—	—	—	(541)

NET LOSS	$(23,646)	$(16,615)	$(49,305)	$(57,117)

RURAL/METRO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three months ended		Nine months ended
	March 31,		March 31,

	2001	2000	2001	2000

LOSS PER SHARE:

Basic -

Loss before extraordinary loss and cumulative
effect of a change in accounting principle	$(1.60)	$(1.14)	$(3.36)	$(3.80)

Extraordinary loss on expropriation of
Canadian ambulance service licenses	—	—	—	(0.08)

Cumulative effect of change in a accounting principle	—	—	—	(0.04)

Net loss per share	$(1.60)	$(1.14)	$(3.36)	$(3.92)

Diluted -

Loss before extraordinary loss and cumulative
effect of a change in accounting principle	$(1.60)	$(1.14)	$(3.36)	$(3.80)

Extraordinary loss on expropriation of
Canadian ambulance service licenses	—	—	—	(0.08)

Cumulative effect of change in a accounting principle	—	—	—	(0.04)

Net loss per share	$(1.60)	$(1.14)	$(3.36)	$(3.92)

AVERAGE NUMBER OF SHARES
OUTSTANDING —BASIC	14,805	14,626	14,692	14,581

AVERAGE NUMBER OF SHARES
OUTSTANDING —DILUTED	14,805	14,626	14,692	14,581

The accompanying notes are an integral part of these consolidated financial statements.

RURAL/METRO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
(In thousands)

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(49,305)	$(57,117)

Adjustments to reconcile net loss to cash provided by (used in) operations—

Write-off of goodwill impaired with termination of contract	4,287	—

Write-off of assets included in restructuring charge	—	19,503

Extraordinary loss	—	1,200

Cumulative effect of a change in accounting principle	—	541

Depreciation and amortization	22,016	25,267

Amortization of gain on sale of real estate	(78)	(78)

Gain on sale of property and equipment	(387)	(94)

Provision for doubtful accounts	67,526	131,923

Undistributed loss of minority shareholder	(1,297)	(95)

Amortization of discount on Senior Notes	19	19

Change in assets and liabilities —

Increase in accounts receivable	(47,752)	(101,172)

Increase in inventories	(2,522)	(2,060)

Decrease in prepaid expenses and other	773	2,615

Increase (decrease) in accounts payable	894	(3,098)

Increase (decrease) in accrued liabilities and other liabilities	5,319	(33,126)

Increase (decrease) in nonrefundable subscription income	527	(16)

Decrease in deferred income taxes	—	(2,877)

Net cash provided by (used in) operating activities	20	(18,665)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings (repayments) on revolving credit facility, net	(2,471)	33,500

Repayment of debt and capital lease obligations	(2,018)	(4,851)

Issuance of common stock	348	655

Net cash provided by (used in) financing activities	(4,141)	29,304

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from the expropriation of Canadian ambulance service licenses	—	2,191

Capital expenditures	(4,551)	(16,820)

Proceeds from the sale of property and equipment	1,865	1,019

(Increase) decrease in other assets	2,511	(973)

Net cash used in investing activities	(175)	(14,583)

EFFECT OF CURRENCY EXCHANGE RATE CHANGE	264	37

DECREASE IN CASH	(4,032)	(3,907)

CASH, beginning of period	10,287	7,180

CASH, end of period	$6,255	$3,273

The accompanying notes are an integral part of these financial statements.

RURAL/METRO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,

	2001	2000	2001	2000

NET LOSS	$(23,646)	$(16,615)	$(49,305)	$(57,117)

Foreign currency translation adjustments	263	17	264	37

COMPREHENSIVE LOSS	$(23,383)	$(16,598)	$(49,041)	$(57,080)

The accompanying notes are an integral part of these consolidated financial statements.

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(1)	Interim Results
In the opinion of management, the consolidated financial statements for the three and nine-month periods ended March 31, 2001 and 2000 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

The results of operations for the three and nine-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

(2)	Credit Agreements and Borrowings
The Company has received a compliance waiver, as amended, regarding the financial covenants contained in its revolving credit facility covering the periods from December 31, 1999 through August 1, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver, as amended, covers, among other things, that no additional borrowings will be available to the Company through the end of the waiver period, August 1, 2001. There is no assurance that the Company is in compliance with all of the technical conditions of the waiver.

As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the periods covered by the waiver, as amended, the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. The Company currently has recorded $3.0 million related to this additional interest expense, $2.5 million of which remains in accrued liabilities at March 31, 2001. The most recent amendment to the waiver required that $1.25 million of principal be paid to the lenders. This payment was made in April 2001. At May 10, 2001, the outstanding balance on the revolving credit facility was $143.1 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the financial condition of the Company. Although the Company is not aware of any Event of Default under either the terms of the revolving credit facility (as a result of the waiver agreement) or the Company’s $150 million 7-7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7-7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at March 31, 2001 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 “Classification of Obligations that are Callable by the Creditor.”

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s inability to successfully negotiate an amendment to the revolving credit facility could have a material adverse effect on the financial condition of the Company.

In March 1998, the Company issued $150.0 million of 7-7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company’s domestic wholly-owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of March 31, 2001 and June 30, 2000, the Consolidating Statements of Operations for the three and nine months ended March 31, 2001 and 2000, and the Consolidating Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 of Rural/Metro Corporation (the Parent) and the guarantor subsidiaries (the Guarantors) and the subsidiaries which are not guarantors (the Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because management believes such information is inconsequential to the note holders.

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
ASSETS

CURRENT ASSETS

Cash	$—	$5,843	$412	$—	$6,255

Accounts receivable, net	—	110,255	13,876	—	124,131

Inventories	—	20,380	1,212	—	21,592

Prepaid expenses and other	531	4,407	752	—	5,690

Total current assets	531	140,885	16,252	—	157,668

PROPERTY AND EQUIPMENT, net	—	64,995	7,534	—	72,529

INTANGIBLE ASSETS, net	—	123,151	74,298	—	197,449

DUE FROM (TO) AFFILIATES	294,558	(237,271)	(57,287)	—	—

OTHER ASSETS	2,356	12,819	598	—	15,773

INVESTMENT IN SUBSIDIARIES	47,706	—	—	(47,706)	—

	$345,151	$104,579	$41,395	$(47,706)	$443,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$—	$8,092	$8,937	$—	$17,029

Accrued liabilities	4,097	54,044	4,265	—	62,406

Current portion of long-term debt	294,156	1,352	520	—	296,028

Total current liabilities	298,253	63,488	13,722	—	375,463

LONG-TERM DEBT, net of current portion	—	1,442	14	—	1,456

NON-REFUNDABLE SUBSCRIPTION INCOME	—	15,486	30	—	15,516

DEFERRED INCOME TAXES	—	(200)	200	—	—

OTHER LIABILITIES	—	23	—	—	23

Total liabilities	298,253	80,239	13,966	—	392,458

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	4,063	4,063

STOCKHOLDERS’ EQUITY

Common stock	152	82	17	(99)	152

Additional paid-in capital	137,948	54,622	34,942	(89,564)	137,948

Accumulated deficit	(89,975)	(30,364)	(7,542)	37,906	(89,975)

Cumulative translation adjustment	12	—	12	(12)	12

Treasury stock	(1,239)	—	—	—	(1,239)

Total stockholders’ equity	46,898	24,340	27,429	(51,769)	46,898

	$345,151	$104,579	$41,395	$(47,706)	$443,419

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2000
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
ASSETS

CURRENT ASSETS

Cash	$—	$9,035	$1,252	$—	$10,287

Accounts receivable, net	—	126,788	17,117	—	143,905

Inventories	—	18,018	1,052	—	19,070

Prepaid expenses and other	531	5,129	892	—	6,552

Total current assets	531	158,970	20,313	—	179,814

PROPERTY AND EQUIPMENT, net	—	76,325	9,594	—	85,919

INTANGIBLE ASSETS, net	—	131,117	76,083	—	207,200

DUE FROM (TO) AFFILIATES	319,747	(256,053)	(63,694)	—	—

OTHER ASSETS	3,386	12,273	2,625	—	18,284

INVESTMENT IN SUBSIDIARIES	74,464	—	—	(74,464)	—

	$398,128	$122,632	$44,921	$(74,464)	$491,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$—	$11,922	$4,213	$—	$16,135

Accrued liabilities	5,929	43,746	7,412	—	57,087

Current portion of long-term debt	296,608	2,164	332	—	299,104

Total current liabilities	302,537	57,832	11,957	—	372,326

LONG-TERM DEBT, net of current portion	—	2,384	466	—	2,850

NON-REFUNDABLE SUBSCRIPTION INCOME	—	14,971	18	—	14,989

DEFERRED INCOME TAXES	—	(725)	725	—	—

OTHER LIABILITIES	—	101	—	—	101

Total liabilities	302,537	74,563	13,166	—	390,266

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	5,360	5,360

STOCKHOLDERS’ EQUITY

Common stock	149	82	17	(99)	149

Additional paid-in capital	137,603	54,622	34,942	(89,564)	137,603

Accumulated deficit	(40,670)	(6,635)	(2,952)	9,587	(40,670)

Cumulative translation adjustment	(252)	—	(252)	252	(252)

Treasury stock	(1,239)	—	—	—	(1,239)

Total stockholders’ equity	95,591	48,069	31,755	(79,824)	95,591

	$398,128	$122,632	$44,921	$(74,464)	$491,217

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
REVENUE

Ambulance services	$—	$89,072	$12,851	$—	$101,923

Fire protection services	—	15,071	293	—	15,364

Other	—	8,488	947	—	9,435

Total revenue	—	112,631	14,091	—	126,722

OPERATING EXPENSES

Payroll and employee benefits	—	66,617	9,463	—	76,080

Provision for doubtful accounts	—	18,008	1,081	—	19,089

Depreciation	—	4,712	624	—	5,336

Amortization of intangibles	—	1,269	546	—	1,815

Other operating expenses	—	36,828	3,608	—	40,436

Total expenses	—	127,434	15,322	—	142,756

OPERATING LOSS	—	(14,803)	(1,231)	—	(16,034)

Interest expense, net	7,164	344	84	—	7,592

Other	—	—	—	(474)	(474)

LOSS BEFORE INCOME TAXES	(7,164)	(15,147)	(1,315)	474	(23,152)

Provision for income taxes	—	313	181	—	494

NET LOSS	(7,164)	(15,460)	(1,496)	474	(23,646)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES	(16,482)	—	—	16,482	—

NET LOSS	$(23,646)	$(15,460)	$(1,496)	$16,956	$(23,646)

Foreign currency translation adjustments	—	—	263	—	263

Comprehensive income from
wholly-owned subsidiaries	263	—	—	(263)	—

COMPREHENSIVE LOSS	$(23,383)	$(15,460)	$(1,233)	$16,693	$(23,383)

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
REVENUE

Ambulance services	$—	$102,112	$17,790	$—	$119,902

Fire protection services	—	14,703	278	—	14,981

Other	—	9,633	1,882	—	11,515

Total revenue	—	126,448	19,950	—	146,398

OPERATING EXPENSES

Payroll and employee benefits	—	68,107	10,971	—	79,078

Provision for doubtful accounts	—	23,797	1,469	—	25,266

Depreciation	—	5,486	654	—	6,140

Amortization of intangibles	—	1,660	603	—	2,263

Other operating expenses	—	21,763	4,792	—	26,555

Restructuring charge and other	—	23,915	1,183	—	25,098

Total expenses	—	144,728	19,672	—	164,400

OPERATING INCOME (LOSS)	—	(18,280)	278	—	(18,002)

Interest expense, net	6,178	(276)	499	—	6,401

Other	—	—	—	(21)	(21)

LOSS BEFORE INCOME TAXES	(6,178)	(18,004)	(221)	21	(24,382)

Benefit from income taxes	(1,993)	(5,618)	(156)	—	(7,767)

NET LOSS	(4,185)	(12,386)	(65)	21	(16,615)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES	(12,430)	—	—	12,430	—

NET LOSS	$(16,615)	$(12,386)	$(65)	$12,451	$(16,615)

Foreign currency translation adjustments	—	—	17	—	17

Comprehensive income from
wholly-owned subsidiaries	17	—	—	(17)	—

COMPREHENSIVE LOSS	$(16,598)	$(12,386)	$(48)	$12,434	$(16,598)

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
REVENUE

Ambulance services	$—	$262,663	$41,204	$—	$303,867

Fire protection services	—	45,371	857	—	46,228

Other	—	26,474	3,600	—	30,074

Total revenue	—	334,508	45,661	—	380,169

OPERATING EXPENSES

Payroll and employee benefits	—	189,316	30,740	—	220,056

Provision for doubtful accounts	—	64,297	3,229	—	67,526

Depreciation	—	14,548	1,915	—	16,463

Amortization of intangibles	—	3,800	1,753	—	5,553

Other operating expenses	—	80,014	11,958	—	91,972

Contract termination costs

and related asset impairment	—	5,190	—	—	5,190

Total expenses	—	357,165	49,595	—	406,760

OPERATING LOSS	—	(22,657)	(3,934)	—	(26,591)

Interest expense, net	22,283	262	750	—	23,295

Other	—	—	—	(1,297)	(1,297)

LOSS BEFORE TAXES	(22,283)	(22,919)	(4,684)	1,297	(48,589)

Provision for (benefit from) income taxes	—	810	(94)	—	716

NET LOSS	(22,283)	(23,729)	(4,590)	1,297	(49,305)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES	(27,022)	—	—	27,022	—

NET LOSS	$(49,305)	$(23,729)	$(4,590)	$28,319	$(49,305)

Foreign currency translation adjustments	—	—	264	—	264

Comprehensive income from
wholly-owned subsidiaries	264	—	—	(264)	—

COMPREHENSIVE LOSS	$(49,041)	$(23,729)	$(4,326)	$28,055	$(49,041)

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2000
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
REVENUE

Ambulance services	$—	$298,698	$59,210	$—	$357,908

Fire protection services	—	41,761	834	—	42,595

Other	—	28,157	6,045	—	34,202

Total revenue	—	368,616	66,089	—	434,705

OPERATING EXPENSES

Payroll and employee benefits	—	195,855	39,476	—	235,331

Provision for doubtful accounts	—	127,740	4,183	—	131,923

Depreciation	—	16,635	1,907	—	18,542

Amortization of intangibles	—	4,862	1,863	—	6,725

Other operating expenses	—	68,064	15,421	—	83,485

Restructuring charge and other	—	23,915	1,183	—	25,098

Total expenses	—	437,071	64,033	—	501,104

OPERATING INCOME (LOSS)	—	(68,455)	2,056	—	(66,399)

Interest expense, net	16,951	(890)	1,588	—	17,649

Other	—	—	—	(95)	(95)

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND

CUMULATIVE EFFECT OF A CHANGE IN

ACCOUNTING PRINCIPLE	(16,951)	(67,565)	468	95	(83,953)

Provision for (benefit from) income taxes	(5,763)	(22,973)	159	—	(28,577)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS

AND CUMULATIVE EFFECT OF A

CHANGE IN ACCOUNTING PRINCIPLE	(11,188)	(44,592)	309	95	(55,376)

EXTRAORDINARY LOSS ON EXPROPRIATION OF

CANADIAN AMBULANCE SERVICE LICENSES	—	—	(1,200)	—	(1,200)

CUMULATIVE EFFECT OF A CHANGE IN

ACCOUNTING PRINCIPLE	—	(541)	—	—	(541)

NET LOSS	(11,188)	(45,133)	(891)	95	(57,117)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES	(45,929)	—	—	45,929	—

NET LOSS	$(57,117)	$(45,133)	$(891)	$46,024	$(57,117)

Foreign currency translation adjustments	—	—	37	—	37

Comprehensive loss from
wholly-owned subsidiaries	37	—	—	(37)	—

COMPREHENSIVE LOSS	$(57,080)	$(45,133)	$(854)	$45,987	$(57,080)

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(49,305)	$(23,729)	$(4,590)	$28,319	$(49,305)

Adjustments to reconcile net loss to cash

provided by (used in) operations—

Write-off of goodwill impaired with termination of contract	—	4,287	—	—	4,287

Depreciation and amortization	—	18,348	3,668	—	22,016

Amortization of gain on sale of real estate	—	(78)	—	—	(78)

Gain on sale of property and equipment	—	(374)	(13)	—	(387)

Provision for doubtful accounts	—	64,297	3,229	—	67,526

Undistributed loss of minority shareholder	—	—	—	(1,297)	(1,297)

Amortization of discount on Senior Notes	19	—	—	—	19

Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(47,764)	12	—	(47,752)

Increase in inventories	—	(2,362)	(160)	—	(2,522)

Decrease in prepaid expenses and other	—	601	172	—	773

(Increase) decrease in due to/from affiliates	51,947	(18,782)	(6,407)	(26,758)	—

Increase (decrease) in accounts payable	—	(3,830)	4,724	—	894

Increase (decrease) in accrued liabilities and other liabilities	(1,832)	10,298	(3,147)	—	5,319

Increase in nonrefundable subscription income	—	515	12	—	527

Increase (decrease) in deferred income taxes	—	525	(525)	—	—

Net cash provided by (used in) operating activities	829	1,952	(3,025)	264	20

CASH FLOW FROM FINANCING ACTIVITIES

Repayments on revolving credit facility, net	(2,471)	—	—	—	(2,471)

Repayment of debt and capital lease obligations	—	(1,754)	(264)	—	(2,018)

Issuance of common stock	348	—	—	—	348

Net cash used in financing activities	(2,123)	(1,754)	(264)	—	(4,141)

CASH FLOW FROM INVESTING ACTIVITIES

Capital expenditures	—	(4,667)	116	—	(4,551)

Proceeds from the sale of property and equipment	—	1,823	42	—	1,865

(Increase) decrease in other assets	1,030	(546)	2,027	—	2,511

Net cash provided by (used in) investing activities	1,030	(3,390)	2,185	—	(175)

EFFECT OF CURRENCY EXCHANGE RATE CHANGE	264	—	264	(264)	264

DECREASE IN CASH	—	(3,192)	(840)	—	(4,032)

CASH, beginning of period	—	9,035	1,252	—	10,287

CASH, end of period	$—	$5,843	$412	$—	$6,255

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2000
(Unaudited)
(In thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminating	Consolidated
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)	$(57,117)	$(45,133)	$(891)	$46,024	$(57,117)

Adjustments to reconcile net income (loss) to cash

provided by (used in) operations—

Write-off of assets included in restructuring charge	—	19,503	—	—	19,503

Extraordinary loss	—	—	1,200	—	1,200

Cumulative effect of a change in accounting principle	—	541	—	—	541

Depreciation and amortization	—	21,497	3,770	—	25,267

Amortization of gain on sale of real estate	—	(78)	—	—	(78)

Gain on sale of property and equipment	—	(75)	(19)	—	(94)

Provision for doubtful accounts	—	127,740	4,183	—	131,923

Undistributed loss of minority shareholder	—	—	—	(95)	(95)

Amortization of discount on Senior Notes	19	—	—	—	19

Change in assets and liabilities —
Increase in accounts receivable	—	(99,753)	(1,419)	—	(101,172)

(Increase) decrease in inventories	—	(2,103)	43	—	(2,060)

Decrease in prepaid expenses and other	—	2,448	167	—	2,615

(Increase) decrease in due to/from affiliates	25,645	22,496	(2,249)	(45,892)	—

Decrease in accounts payable	—	(934)	(2,164)	—	(3,098)

Increase in accrued liabilities and other liabilities	(3,265)	(27,225)	(2,636)	—	(33,126)

Increase (decrease) in nonrefundable subscription income	—	(67)	51	—	(16)

Decrease in deferred income taxes	—	(2,877)	—	—	(2,877)

Net cash provided by (used in) operating activities	(34,718)	15,980	36	37	(18,665)

CASH FLOW FROM FINANCING ACTIVITIES

Borrowings on revolving credit facility, net	33,500	—	—	—	33,500

Repayment of debt and capital lease obligations	—	(3,223)	(1,628)	—	(4,851)

Issuance of common stock	655	—	—	—	655

Net cash provided by (used in) financing activities	34,155	(3,223)	(1,628)	—	29,304

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from the expropriation of Canadian

ambulance service licenses	—	—	2,191	—	2,191

Capital expenditures	—	(14,592)	(2,228)	—	(16,820)

Proceeds from the sale of property and equipment	—	1,019	—	—	1,019

(Increase) decrease in other assets	526	(1,872)	373	—	(973)

Net cash provided by (used in) investing activities	526	(15,445)	336	—	(14,583)

EFFECT OF CURRENCY EXCHANGE RATE CHANGE	37	—	37	(37)	37

DECREASE IN CASH	—	(2,688)	(1,219)	—	(3,907)

CASH, beginning of period	—	5,379	1,801	—	7,180

CASH, end of period	$—	$2,691	$582	$—	$3,273

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Commitments and Contingencies
Included in accrued liabilities at March 31, 2001 in the accompanying balance sheets is $2.9 million attributable to the settlement of a Medicaid audit and the accrual of a proposed settlement of a Medicare investigation.

(4)	Going Concern
The Company incurred net losses of $101.3 million and $49.3 million for the fiscal year ended June 30, 2000 and the nine months ended March 31, 2001, respectively, and as a result is operating under a waiver of covenant compliance of financial covenants under the Company’s revolving credit facility. The losses incurred in fiscal year 2000 primarily relate to the Company’s restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment. The losses incurred in fiscal 2001 primarily relate to the loss of an exclusive 911 contract in Lincoln, Nebraska, additional bad debt expense for receivables related to the closure of certain under performing service areas, additional general liability expense related to a change in method of reserving for open legal claims and additional workers compensation expenses related to increasing claims experience.

Under the waiver of covenant compliance, the Company has agreed to restrict its access to additional funds under the revolving credit facility through August 1, 2001. Although no further amounts may be borrowed, the Company has been self-sufficient and has not needed to borrow any funds for the last fifteen months since February 2000.

The Company continues to self-fund all obligations, from operating cash flow, including capital expenditures, principal payments on the revolving credit facility and other debt and capital lease obligations and regularly scheduled interest payments on the revolving credit facility and the Notes. As demonstrated by the last fifteen months of liquidity the Company believes that its existing cash reserves and operating cash flow will provide sufficient cash for its operations, capital expenditures and regularly scheduled debt service payments through the third quarter of fiscal 2002. In addition, the Company believes that its current financial stability will be enhanced by the Company's continued focus on strengthening operations, cash collections and process improvements. Management is actively working with its lenders in order to obtain a long-term amendment to the credit facility. The Company believes that its current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with its current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives is dependent upon prevailing market conditions, interest rates, covenants associated with the Notes and the market price of the Company’s common stock.

There can be no assurance that the Company’s restructuring efforts (See Note 5) will be successful. In addition, an amendment to the revolving credit facility could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company’s ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as the success of its restructuring program. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

completion of their audit of the Company’s financial statements for the fiscal year ending June 30, 2001, their auditor’s report on those financial statements will be qualified for this contingency.

(5)	Restructuring Charge and Other
During the fiscal year ended June 30, 2000, the Company recorded pre-tax charges of $43.3 million associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. Approximately $25.1 million of this charge was reflected in the statement of operations for the three and nine months ended March 31, 2000. This charge primarily included severance of approximately 300 employees, service area closing costs, and write-offs of goodwill and other impaired assets. At March 31, 2001, $3.5 million remains in accrued liabilities in the accompanying financial statements. The usage of the restructuring charge and the remaining accrual at March 31, 2001, are as follows (in thousands):

Balance at June 30, 2000	$8,523

Severance costs	(3,163)

Lease termination costs	(836)

Write-off of impaired assets and other costs	(1,020)

Balance at March 31, 2001	$3,504

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
During the second quarter of fiscal year 2000, the Company recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million. The Company received $2.2 million from the Ontario Ministry of Health as compensation for the loss of the licenses. These proceeds were offset by $0.2 million accrual for costs associated with the loss of the ambulance service licenses and the write-off of the following balance sheet items related to the Company’s Canadian operations: $2.8 million of goodwill, $0.1 million of accounts receivable and $0.3 million of other assets.

(8)	Change in Accounting Principle
In accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the Consolidated Statements of Operations for the nine months ended March 31, 2000, as the “Cumulative Effect of a Change in Accounting Principle”

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in accordance with APB No. 20. The Company has since expensed any further amounts incurred for these purposes.

(9)	Change in Accounting Policy
Effective January 1, 2001 the Company changed its methodology of determining the reserves related to general liability claims. This change was treated as a change in accounting estimate. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. The effect of this change was an additional $15.0 million of general liability expense, which was recorded in the three and nine-month period ended March 31, 2001.

Effective October 1, 1999, the Company changed its methodology of determining its provision for doubtful accounts. This change was treated as a change in accounting estimate. During the second quarter of fiscal year 2000, management’s analysis of the various payor classes within the Company’s accounts receivable balance, the increasingly unpredictable nature of the healthcare accounts receivable, the increasing costs to collect these receivables and management’s conclusion that process changes have not brought about the benefits anticipated, led to this change. Under the Company’s new method of estimating its allowance for doubtful accounts, the Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new method provides specific allowances based upon the age of accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which was recorded in the nine months ended March 31, 2000.

(10)	Loss Per Share
A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted loss per share computation for the three and nine month periods ended March 31, 2001 and 2000 is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2001			March 31, 2000

	Loss	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic loss per share	$(23,646)	14,805	$(1.60)	$(16,615)	14,626	$(1.14)

Effect of stock options	—	—		—	—

Diluted loss per share	(23,646)	14,805	$(1.60)	$(16,615)	14,626	$(1.14)

	Nine Months Ended			Nine Months Ended
	March 31, 2001			March 31, 2000

	Loss	Shares	Per Share	Loss	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic loss per share	$(49,305)	14,692	$(3.36)	$(57,117)	14,581	$(3.92)

Effect of stock options	—	—		—	—

Diluted loss per share	$(49,305)	14,692	$(3.36)	$(57,117)	14,581	$(3.92)

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of anti-dilutive effects, approximately 40,000 and 9,000 common stock equivalents were not included in the computation of diluted loss per share for the three months ended March 31, 2001 and 2000, respectively. Additionally, approximately 225,000 and 49,000 common stock equivalents were not included in the computation of diluted loss per share for the nine months ended March 31, 2001 and 2000, respectively.

(11)	Segment Reporting
The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of a business, for which separate financial information is available, that management regularly evaluates in deciding how to allocate resources and assess performance.

The Company operates in two business segments: Ambulance and Fire and Other. The Company’s reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

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

Information by operating segment is set forth below (in thousands):

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fire and
	Ambulance	Other	Corporate	Total

Three months ended March 31, 2001

Net revenues from external customers	$101,923	$24,799	$—	$126,722

Segment profit (loss)	$(21,657)	$3,497	$(5,466)	$(23,626)

Segment assets	$179,454	$37,381	$1,417	$218,252

		Fire and
	Ambulance	Other	Corporate	Total

Three months ended March 31, 2000

Net revenues from external customers	$119,902	$26,496	—	$146,398

Segment profits (loss)	$(21,822)	$3,287	$(5,868)	$(24,403)

Segment assets	$223,236	$39,466	$2,224	$264,926

		Fire and
	Ambulance	Other	Corporate	Total

Nine months ended March 31, 2001

Net revenues from external customers	$303,867	$76,302	$—	$380,169

Segment profit (loss)	$(41,963)	$9,862	$(17,785)	$(49,886)

Segment assets	$179,454	$37,381	$1,417	$218,252

		Fire and
	Ambulance	Other	Corporate	Total

Nine months ended March 31, 2000

Net revenues from external customers	$357,908	$76,797	$—	$434,705

Segment profit (loss)	$(77,454)	$7,002	$(13,596)	$(84,048)

Segment assets	$223,236	$39,466	$2,224	$264,926

RURAL/METRO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All references to “we”, “our”, “us” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions and subsidiaries.

This Report should be read in conjunction with our Report on Form 10-K/A for the fiscal year ended June 30, 2000.

Introduction

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (“911” emergency ambulance services) and non-emergency transport services (general transport services) to patients on a fee-for-service basis, on a non-refundable subscription fee basis and through capitated contracts. Per transport revenue depends on various factors, including the mix of rates between existing service areas and new service areas and the mix of activity between “911” emergency ambulance services and general medical transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payors represent a substantial portion of our ambulance service fee receipts. We establish an allowance for doubtful accounts based on credit risk applicable to certain types of payors, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived from patients than for collections to be derived from third-party payors and generally is higher for “911” emergency ambulance services than for general ambulance transport services. We also have an ambulance service contract structured as a public utility model in which our services are paid on a monthly basis by the contracting agency.

Because of the nature of our domestic ambulance services, it is necessary to respond to a number of calls, primarily “911” emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of domestic ambulance service calls not resulting in transports varies substantially depending upon the mix of general transport and “911” emergency ambulance service calls in our service areas and is generally higher in service areas in which the calls are primarily “911” emergency ambulance service calls. Rates in our service areas take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina and contractual agreements in Canada is included in ambulance services revenue.

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

The loss for the three months ended March 31, 2001 was $23.6 million, or $1.60 per share as compared to a loss of $16.6 million, or $1.14 per share for the three months ended March 31, 2000. Loss for the nine months ended March 31, 2001 was $49.3 million or $3.36 per share as compared to a loss before extraordinary loss and cumulative effect of a change in accounting principle of $55.4 million or $3.80 per share for the nine months ended March 31, 2000. The operating results for the three months ended March 31, 2001 were negatively impacted by additional workers compensation expense relating to increased claim experience and additional general liability expense relating to a change in method of reserving for open legal claims. The operating results for the nine months ended March 31, 2001 were negatively impacted in addition to those items described above by the loss of an exclusive 911 contract in Lincoln, Nebraska and additional bad debt expense for receivables related to the closure of certain under-performing service areas.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue

Total revenue decreased $1 9.7 million, or 13.5%, from $146.4 million for the three months ended March 31, 2000 to $126.7 million for the three months ended March 31, 2001. Ambulance services revenue decreased $18.0 million, or 15.0%, from $119.9 million for the three months ended March 31, 2000 to $101.9 million for the three months ended March 31, 2001. Domestic ambulance services revenue in areas served by us in both of the three-month periods ended March 31, 2001 and 2000 decreased by $6.1 million, or 6.2%. The decreases in those service areas were due to a greater focus on the quality of revenue and the generation of more collectible transports. Approximately $9.1 million of the decrease in revenue is attributable to the closure of certain underperforming service areas that were closed in the third and fourth quarters of fiscal 2000. Additionally, there was a $1.3 million decrease related to the loss of the contract in Lincoln, Nebraska and $1.5 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 57,000, or 17.0%, from 335,000 for the three months ended March 31, 2000 to 278,000 for the three months ended March 31, 2001 primarily due to decreases in those areas affected by our restructuring program and a focus on the quality of revenue.

Fire protection services revenue increased by $0.4 million, or 2.7%, from $15.0 million for the three months ended March 31, 2000 to $15.4 million for the three months ended March 31, 2001. Fire protection services revenue increased primarily due to rate and utilization increases for fire protection services of $0.5 million.

Other revenue decreased $2.1 million, or 18.3%, from $11.5 million for the three months ended March 31, 2000 to $9.4 million for the three months ended March 31, 2001. The decrease was due to a $1.3 million decrease in alternative transportation services due to our efforts to reduce transports in certain areas and improve the quality of our revenue and a decrease of $0.9 million in Argentina related to decreased medical clinic revenue.

Operating Expenses

Payroll and employee benefit expenses decreased $3.0 million, or 3.8%, from $79.1 million for the three months ended March 31, 2001 to $76.1 million for the three months ended March 31, 2001. Decreases in service areas that were affected by closures totaled $5.1 million. The decrease was offset by an additional $5.0 million of workers compensation expense recorded in the three months ended March 31, 2001 related to increased claim experience and increases in payroll and employee benefit expenses in our remaining operations due to increases in payroll rates and labor shortages. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (“HCFA”) compliance. Payroll and employee benefits expense increased from 54.0% of total revenue for the three months ended March 31, 2000 to 60.0% of total revenue for the three months ended March 31, 2001.

The provision for doubtful accounts, exclusive of a $3.0 million additional provision recorded in the three months ended March 31, 2000 related to specific accounts deemed uncollectible in certain service areas that were closed or downsized as part of our restructuring program, decreased $3.2 million, or 14.3% from $22.3 million for the three months ended March 31, 2000 to $19.1 million for the three months ended March 31, 2001. This resulted in a decrease from 15.2% of total revenue for the three months ended March 31, 2000 to 15.1% of total revenue for the three months ended March 31, 2001. The provision for doubtful accounts was 19.7% of domestic ambulance service revenue for the three months ended March 31, 2000 and 20.1% of domestic ambulance service revenue for the three months ended March 31, 2001. During fiscal 2001, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represents 9.8% of total net accounts receivable at March 31, 2001. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $0.8 million, or 13.1%, from $6.1 million for the three months ended March 31, 2000 to $5.3 million for the three months ended March 31, 2001. The decrease is primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current period. Depreciation was 4.2% of total revenue for both the three month periods ended March 31, 2000 and 2001.

Amortization of intangibles decreased $0.5 million, or 21.7%, from $2.3 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001, primarily due to the write-off of goodwill associated with the closure of underperforming operations in the third and fourth quarter of fiscal 2000. Amortization of intangibles was 1.6% and 1.4% of total revenue for the three months ended March 31, 2000 and 2001, respectively.

Other operating expenses increased approximately $13.8 million, or 51.9%, from $26.6 million for the three months ended March 31, 2000 to $40.4 million for the three months ended March 31, 2001. The increase is primarily due to additional general liability insurance reserves of $15.0 million recorded in the third quarter of fiscal 2001 due to a change in methodology for reserving general liability claims. This was offset by a decrease in other operating expenses related to closed operations of approximately $1.5 million. Other operating expenses increased from 18.2% of total revenue for the three months ended March 31, 2000 to 31.9% of total revenue for the three months ended March 31, 2001.

Effective January 1, 2001 we changed our methodology of determining reserves related to general liability claims. This change was treated as a change in accounting estimate. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. The effect of this change was an additional $15.0 million of general liability expense, which was recorded in the three and nine months ended March 31, 2001.

During the three months ended March 31, 2000, we recorded a $25.1 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were $4.1 million of severance costs, $1.0 million of lease termination costs, $13.6 million write-off of intangible assets and $6.4 million write-off of other impaired assets and other costs. We expect the severance and lease termination payments will be substantially completed during fiscal 2001. Additional restructuring charges were taken in the fourth quarter of fiscal 2000.

Interest expense increased $1.2 million or 18.8% from $6.4 million for the three months ended March 31, 2000 to $7.6 million for the three months ended March 31, 2001. This increase was primarily caused by higher average debt balances and additional interest incurred in conjunction with the waiver agreements.

Our effective tax rate was 31.8% for the three months ended March 31, 2000 and (2.1)% for the three months ended March 31, 2001. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the net deferred tax asset does not meet the more likely than not criteria under SFAS No. 109 “Accounting for Income Taxes.”

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Revenue

Total revenue decreased $54.5 million, or 12.5%, from $434.7 million for the nine months ended March 31, 2000 to $380.2 million for the nine months ended March 31, 2001. Ambulance services revenue decreased $54.0 million, or 15.1%, from $357.9 million for the nine months ended March 31, 2000 to $303.9 million for the nine months ended March 31, 2001. Domestic ambulance services revenue in areas served by us in both of the nine months periods ended March 31, 2001 and March 31, 2000 decreased by $14.0 million, or 5.0%. The decreases in those service areas were due to a greater focus on the quality of revenue and the generation of more collectible transports. Approximately $28.5 million of the decrease in revenue is attributable to the closure of certain under-performing service areas that were closed in the fourth quarter of fiscal 2000. Additionally, there was a $4.7 million decrease in revenue derived from our Canadian operations, a $1.3 million decrease related to the loss of the contract in Lincoln, Nebraska and $4.5 million decrease in ambulance services revenue in our Argentine operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Total domestic ambulance transports decreased by 128,000, or 13.3%, from 961,000 for the nine months ended March 31, 2000 to 833,000 for the nine months ended March 31, 2001 primarily due to decreases in those areas affected by our restructuring program and a focus on the quality of revenue.

Fire protection services revenue increased $3.6 million, or 8.5% from $42.6 million for the nine months ended March 31, 2000 to $46.2 million for the nine months ended March 31, 2001. Fire protection services revenue increased $1.6 million due to new airport and industrial contracting activity as well as increased rates under existing fire protection contracts, forestry revenue increases of $0.6 million and rate and utilization increases for fire protection services of $1.3 million.

Other revenue decreased $4.1 million, or 12.0%, from $34.2 million for the nine months ended March 31, 2000 to $30.1 million for the nine months ended March 31, 2001. The decrease was due to a $4.0 million decrease in alternative transportation services due to our efforts to reduce transports in certain areas and improve the quality of our revenue and a decrease of $2.0 million in Argentina related to decreased medical clinic revenue. These decreases were offset by a $2.1 million increase in revenue related to our public/private alliance with the City of San Diego.

Operating Expenses

Payroll and employee benefit expenses decreased $15.2 million, or 6.5%, from $235.3 million for the nine months ended March 31, 2000 to $220.1 million for the nine months ended March 31, 2001. Payroll and employee benefit expenses decreased $15.5 million relating to service areas that were affected by closures and $4.1 million relating to the closure of our Canadian operations. The decreases were offset by an additional $5.0 million of workers compensation expense recorded in the nine months ended March 31, 2001 related to increased claim experience and increases in payroll and employee benefit expenses in our remaining operations due to increases in payroll rates due to labor shortages. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (“HCFA”) compliance. Payroll and employee benefits expense increased from 54.1% of total revenue for the nine months ended March 31, 2000 to 57.9% of total revenue for the nine months ended March 31, 2001.

Effective October 1, 1999, we changed our method of estimating our provision for doubtful accounts. Because of the continuing difficulties encountered in the healthcare reimbursement environment, during fiscal 2000, we continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors.

We shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. Management’s analysis of the various payor classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management’s conclusion that the aforementioned process changes had not brought about the benefits anticipated led to this method change during the second quarter of fiscal 2000. Under our method, we chose to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid, and private pay. Also, during the nine months ended March 31, 2000, we recorded a $3.0 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that were closed or downsized as part of our restructuring program.

During the nine months ended March 31, 2001, we recorded an additional $10 million of bad debt expense above our normal provision rate. The majority of this amount relates to receivables generated in certain under-performing services areas identified during our fiscal 2000 restructuring. A significant amount of effort and resources have been expended attempting to collect these receivables. Because of the difficulties encountered during the collection process, an additional provision to bad debt expense has been recorded in the nine months ended March 31, 2001.

The provision for doubtful accounts, exclusive of the $65.0 million and $3.0 million recorded in the nine months ended March 31, 2000 and exclusive of the $10 million additional provision recorded in the nine months ended March 31, 2001, decreased $6.4 million, or 10.0% from $63.9 million for the nine months ended March 31, 2000 to $57.5 million for the nine months ended March 31, 2001. This resulted in an increase from 14.7% of total revenue for the nine months ended March 31, 2000 to 15.1% of total revenue for the nine months ended March 31, 2001. The provision for doubtful accounts was 19.4% of domestic ambulance service revenue for the nine months ended March 31, 2000 and 20.3% of domestic ambulance service revenue for the nine months ended March 31, 2001. During fiscal 2001, we have continued to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represent 9.8% of total net accounts receivable at March 31, 2001. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $2.0 million, or 10.8%, from $18.5 million for the nine months ended March 31, 2000 to $16.5 million for the nine months ended March 31, 2001. The decrease is primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current period. Depreciation was 4.3% of total revenue for both the nine-month periods ended March 31, 2000 and 2001.

Amortization of intangibles decreased $1.1 million, or 16.4%, from $6.7 million for the nine months ended March 31, 2000 to $5.6 million for the nine months ended March 31, 2001, primarily due to the write-off of goodwill associated with the closure of under-performing operations in the third and fourth quarters of fiscal 2000. Amortization of intangibles was 1.5% of total revenue for both the nine months ended March 31, 2000 and 2001, respectively.

Other operating expenses increased approximately $8.5 million, or 10.2%, from $83.5 million for the nine months ended March 31, 2000 to $92.0 million for the nine months ended March 31, 2001. The increase is due to additional general liability insurance reserves of $15.0 million recorded in the third quarter of fiscal 2001 due to a change in methodology for reserving general liability claims. This was offset by a decrease in other operating expenses related to closed operations of approximately $4.6 million as well as $3.9 million attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits which was recorded in the nine months ended March 31, 2000.

Effective January 1, 2001 we changed our methodology of determining reserves related to general liability claims. This change was treated as a change in accounting estimate. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. The effect of this change was an additional $15.0 million of general liability expense, which was recorded in the three and nine months ended March 31, 2001.

During the nine months ended March 31, 2000, we recorded a $25.1 million restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were $4.1 million of severance costs, $1.0 million of lease termination costs, $13.6 million write-off of intangible assets and $6.4 million write-off of other impaired assets and other costs. We expect the severance and lease terminations will be substantially completed during fiscal 2001. Additional restructuring charges were taken in the fourth quarter of fiscal 2000.

During the nine months ended March 31, 2001 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. This charge included impairment of goodwill, related to our operations in Nebraska, of $4.3 million. The remainder of the charge related primarily to severance amounts incurred for employees in this operation.

Interest expense increased $5.7 million or 32.4% from $17.6 million for the nine months ended March 31, 2000 to $23.3 million for the nine months ended March 31, 2001. This increase was caused by higher average debt balances and fees and additional interest incurred in conjunction with the waiver agreements.

Our effective tax rate was 34.1% for the nine months ended March 31, 2000 and (1.4)% for the nine months ended March 31, 2001. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109 “Accounting for Income Taxes.”

During the nine months ended March 31, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of $1.2 million (net of $0 of income taxes). We received $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

During the nine months ended March 31, 2000 we recorded the cumulative effect of a change in accounting principle, which resulted in a $541,000 charge (net of a tax benefit of $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

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

During the nine months ended March 31, 2001, our cash flow provided by operating activities was $20,000 resulting primarily from an increase in accounts receivable of $47.8 million, an increase in accrued liabilities and other liabilities of $5.3 million and a net loss of $49.3 million offset by depreciation and amortization of $22.0 million and provision for doubtful accounts of $67.5 million. Cash flow used in operating activities was $18.7 million for the nine months ended March 31, 2000.

Cash used in financing activities was $4.1 million for the nine months ended March 31, 2001, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations. Cash provided by financing activities was $29.3 million for the nine months ended March 31, 2000.

Cash used in investing activities was $0.2 million for the nine months ended March 31, 2001, primarily due capital expenditures of $4.6 million offset by proceeds from the sale of property and equipment of $1.9 million and decreases in other assets of $2.5 million. Cash used in investing activities was $14.6 million for the nine months ended March 31, 2000.

Our gross accounts receivable as of March 31, 2001 and June 30, 2000 was $186.0 million and $231.7 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $124.1 million and $143.9 million as of such dates, respectively. We believe that the decrease in net accounts receivable is due to many factors including additional provision for doubtful accounts recorded related to closed operations, collections on closed operations and overall improvement in collections on existing operations.

The allowance for doubtful accounts decreased from $87.8 million at June 30, 2000 to $61.9 million at March 31, 2001. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, during fiscal 2001, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payors. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payors and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable. In addition to these procedures, our continuing analysis of our accounts receivable and analysis of the healthcare reimbursement environment led to the change in method during the second quarter of fiscal 2000. We concluded that, despite our efforts to improve the quality of our revenue, the speed of payments from certain payors within our accounts receivable mix was not increasing. Because of this, we determined that it was prudent to change our method to fully reserve accounts receivable within certain payor classes earlier in the collection cycle than had previously been done. The new method provides specific allowances based upon the age of the accounts receivable within each payor class and also provides for general allowances based upon historic collection rates within each payor class. Payor classes include Medicare, Medicaid and private pay. We will continue to aggressively attempt to collect our accounts receivable, using both internal and external sources. With this method change, management believes that we have a more predictable method of determining the realizable value of our accounts receivable.

We have a $200 million, $144.3 million as amended, revolving credit facility that matures March 16, 2003. The credit facility is unsecured and is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depend upon our Company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios.

Our $200 million, $144.3 million as amended, revolving credit facility was priced at (a) the Base Rate (i.e. the greater of (i) the prime rate (ii) the Federal Funds rate, .5 percentage points), plus the applicable margin, or (b) LIBOR, plus the applicable margin. The LIBOR-based rate ranged from LIBOR plus 0.875 percentage points to LIBOR plus 1.75 percentage points. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25 percentage points. At March 31, 2001, the weighted average interest rate on the revolving credit facility was 8.25%. Approximately $144.3 million was outstanding on the revolving credit facility at March 31, 2001. We have received a compliance waiver, as amended, regarding the financial covenants contained in our revolving credit facility, which covers the periods from December 31, 1999 through August 1, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waiver, as amended, covers, among other things, that no additional borrowings will be available to us through the end of the waiver period, August 1, 2001. There is no assurance that we are in compliance with all of the technical conditions of the waiver, as amended.

As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver, as amended, we will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. The Company currently has recorded $3.0 million related to this additional interest expense, $2.5 million of which remains in accrued liabilities at March 31, 2001. The most recent amendment to the waiver required that $1.25 million of the principal be paid to the lenders. This payment was made in April 2001. At May 10, 2001, the outstanding balance on the revolving credit facility was $143.1 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. Although the Company is not aware of any Event of Default under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7-7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7-7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at March 31, 2001 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 “Classification of Obligations that are Callable by the Creditor”.

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

Because of the classification of entire outstanding balance under the revolving credit facility as a current liability at March 31, 2001, we had negative working capital of $217.8 million, including cash of $6.3 million, compared to negative working capital of $192.5 million, including cash of $10.3 million, at June 30, 2000.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At March 31, 2001 the weighted average interest rate was 7.0% on the lease line of credit. Approximately $1.1 million was outstanding on this line of credit at March 31, 2001.

In March 1998, we issued $150.0 million of Notes effected under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at March 31, 2001 was $180,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of Notes to our Consolidated Financial Statements included in this Form 10-Q. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

We expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our operating capital needs for operations for the twelve months subsequent to March 31, 2001. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections.

We have been self-sufficient and have not needed to borrow any funds from the revolving credit facility for the last fifteen months, since February 2000. We continue to self-fund all obligations out of operating cash flow, including capital expenditures, principal payments on the revolving credit facility and other debt and capital lease obligations, and all regularly scheduled interest payments on the revolving credit facility and the Notes. As demonstrated by the last fifteen months of liquidity, we believe that our existing cash reserves and operating cash flow will provide sufficient cash through the third quarter of fiscal 2002. In addition, we believe that our current financial stability will be enhanced by our continued focus on strengthening operations, cash collections and process improvements.

We are actively working with our lenders in order to obtain a long-term amendment to the credit facility. We believe that our current business model and strategy will generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure the debt through public or private debt or equity financings. The availability of these financing alternatives will depend upon prevailing market conditions, interest rates, or financial condition, covenants in our debt agreements, and the market price of our common stock. In the event that we are unable to reach a long-term agreement with our current lenders or restructure our debt, there can be no assurances that we can continue to meet our regularly scheduled debt service and our operating capital needs for operations without additional borrowing capacity.

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

Medicare Reimbursement

In January 1999, HCFA announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA announced that the implementation of the new fee schedule as well as the mandatory acceptance of Medicare assignment would be postponed to January 2001. HCFA also announced rules that became effective in February 1999. These rules require, among other things, that a physician’s certification statement be obtained for certain ambulance transports. We have implemented a program to comply with the new rules.

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

Effects of Inflation and Foreign Currency Exchange Fluctuations

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At March 31, 2001, our balance sheet reflects a $12,000 cumulative equity adjustment increase from foreign currency translation. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows and results of operations. We do not currently engage in foreign currency hedging transactions. However, if we choose to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Condition.

We entered into interest rate swap agreements to limit the effect of increases in the interest rates on floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements were accrued and recognized as an adjustment to interest expense.

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

RURAL/METRO CORPORATION AND SUBSIDIARIES

Part II. Other Information.

Item 1 — Legal Proceedings.

      From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings are not expected to have a material adverse effect on our financial condition or results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company’s business in the future. There can be no assurance that the resolution of any future litigation, either individually or in the aggregate, would not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

      We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits: Haskell v. Rural/Metro Corporation, et al., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and Ruble v. Rural/Metro Corporation, et al., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. We intend to defend the actions vigorously. We are unable to predict the ultimate outcome of this litigation. If the lawsuits were ultimately determined adversely to us, it could have a material effect on our results of operations and financial condition.

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.16(l)	Employment Agreement by and between Jack Brucker and Rural/Metro Corporation, effective April 19, 2001

	10.16(n)	Employment Agreement by and between Registrant and John S. Banas III, effective April 23, 2001.

(b)	Reports on Form 8-K

Form 8-K filed May 2, 2001 relating to Press Release dated April 16, 2001 and the Fifth Amendment to the Provisional Waiver and Standstill Agreement dated as of April 23, 2001

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Date: May 15, 2001	By: /s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer

By: /s/ Randall L. Harmsen
Randall L. Harmsen, Vice President of Finance and Principal Accounting Officer

EXHIBIT INDEX

10.16(l)	Employment Agreement by and between Jack Brucker and Rural/Metro Corporation, effective April 19, 2001

10.16(n)	Employment Agreement by and between Registrant and John Banas, effective April 23, 2001.