Form 10-K
period 2001-06-30
RURAL METRO CORP /DE/
filed 2001-10-15
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AS OF OCTOBER 8, 2001 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $8,470,444. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of October 8, 2001, there were 15,100,180 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated By Reference

     A portion of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held November 29, 2001, is incorporated by reference into
Part III of this Report.

================================================================================

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..............   3

PART I
  ITEM 1.  BUSINESS.........................................................   4
  ITEM 2.  PROPERTIES.......................................................  23
  ITEM 3.  LEGAL PROCEEDINGS................................................  23
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  23

PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................  24
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................  24
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................  26
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  42
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  43
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................  79

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  80
  ITEM 11. EXECUTIVE COMPENSATION...........................................  80
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  80
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  80

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  81

SIGNATURES..................................................................  85

         FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     FORWARD LOOKING STATEMENTS. Statements in this Report that are not historical facts are hereby identified as "forward looking statements" as that term is used under the securities laws. We caution readers that such "forward looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, capital needs, operational results, compliance with debt facilities and debt restructuring prospects, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." You should consider such "forward looking statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

     These "forward looking statements" are found throughout this Report. Additionally, the discussions herein under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors", "Business -- Introduction", "Business -- Management Systems", "Business -- Market Reform and Changing Reimbursement Regulations", "Business -- Governmental Regulation", "Business -- Billings and Collections", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors." Moreover, we may from time to time make "forward looking statements" about matters described herein or other matters concerning us. We disclaim any intent or obligation to update "forward looking statements."

     All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities.

     For a discussion of certain risks associated with our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and, specifically, "Risk Factors" included in such Item 7.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Founded in 1948, we are a leading provider of health and safety services, which include 911 emergency ambulance and general medical transport services to municipal, residential, commercial, and industrial customers. We are organized as a Delaware corporation. We also provide fire protection services and other safety and health care related services, which include dispatch, billing, fleet services, alternative transport services and home health services. We believe that we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank among the largest private-sector providers of ambulance and fire protection services in the world.

     We currently serve over 400 communities in 25 states, the District of Columbia, and Latin America. Revenues for these services are primarily derived from fees charged for ambulance and fire protection services. Our domestic operations generated revenues of approximately $461.2 million, $512.7 million, and $498.4 million in the fiscal years 2001, 2000 and 1999, respectively, and our international operations generated revenues of approximately $43.1 million, $57.4 million and $63.0 million for the same respective periods. We provide ambulance services under contracts with municipal and county governments, hospitals and other healthcare organizations. We primarily derive our revenue under these contracts through reimbursements under private insurance programs and government programs such as Medicare and Medicaid, as well as through fees paid by patients utilizing our services. Fire protection services are provided under contracts with municipalities, fire districts or other agencies or on a subscription fee basis to individual homeowners or commercial property owners. Ambulance services and fire protection services accounted for approximately 80% and 12%, respectively, of our revenue for the fiscal year ended June 30, 2001, and 82% and 10%, respectively, of our revenue for the fiscal year ended June 30, 2000.

     We grew significantly from the late 1970s through the late 1990s through internal growth and acquisitions. This growth, consisting mainly of acquisitions in the 1990s as part of a consolidation of the domestic ambulance industry, provided us with a significant market presence throughout the United States and parts of Latin America. To manage this growth, we invested in the development of management and operational systems that have resulted in productivity gains. While we believe that our prior growth strategy has created a strong platform of core businesses, commencing in fiscal 2000, we focused on strengthening those core businesses and improving our economies of scale. This focus included: (i) operational restructuring through the closure or downsizing of financially under-performing operations, (ii) corporate restructuring and improvements,
(iii) improving the quality and collection of revenue, and (iv) selective growth through expansion in existing service areas and development of strategic alliances. Our current business strategy includes continued emphasis on these focal points and on delivering high-quality, efficient and effective services to our customers.

     We incurred a net loss of approximately $226.7 million or a loss of $15.38 per share for the year ended June 30, 2001. The loss relates to the write-off of impaired assets under SFAS No. 121 for certain domestic and Argentine assets, our operational restructuring program involving the closure of certain service areas, the loss of two exclusive 911 contracts, the disposition of clinic operations in Latin America, changes in estimates that impacted our reserves for workers compensation and general liability matters, and additional provision for doubtful accounts related to closed or closing service areas and non-transport related receivables.

     Despite recent net losses, our restructuring efforts have enabled us to self-fund our obligations from existing cash reserves and operating cash flow since March 2000. During the last nineteen months, we have self-funded cash for operations, capital expenditures, principal payments on our revolving credit facility, regularly scheduled debt service, and capital lease payments. Our current financial status has resulted from our continued focus on strengthening operations, cash collection and other processes. We have been operating under a waiver of financial covenant compliance related to our revolving credit facility since February 2000 and have been actively working with our lenders since that time to obtain a long-term financing solution. We believe our current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure our debt. However, there can be no assurance that any such arrangement can be accomplished. See Risk Factors - "We may not be able to restructure our existing debt" and "We may not be able to sustain sufficient operating cash flow" contained in Item 7 of this Report.

INDUSTRY OVERVIEW

     AMBULANCE TRANSPORT BUSINESS

     Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $7 billion and $11 billion. Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency ambulance transportation. When the public sector serves as first responder, private sector companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of non-emergency ambulance services. It is estimated that the ambulance service industry includes approximately more than 12,000 providers of service, 1,500 or more of which are private and 1,000 of which are hospital-owned. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including us, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

     FIRE PROTECTION BUSINESS

     Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 27,000 volunteer fire departments operate throughout the United States. Volunteer fire departments range from departments consisting entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, we and other members of the private sector provide fire protection services to large industrial complexes, petrochemical plants, power plants and other self-contained facilities.

     Based on our experience, we believe that our ambulance and fire protection services are complementary and benefit us through diversification, shared resources, experience and competitive advantage in certain service areas.

HISTORICAL GROWTH IN AMBULANCE SERVICE EXPENDITURES; PRIMARY DEMAND FACTORS

     Ambulance service expenditures in the United States have grown as a result of an increase in the number of transports and an increase in the average expenditures per transport. Several primary factors are cited for the increase and continued demand of the emergency ambulance and non-emergency ambulance services we provide:

     * The U.S. population is aging. Persons over the age of 65 years tend to require more frequent hospital and ambulance services. The need for ambulance services is increasing with the aging of the Baby Boom population; about 62 million Americans will be age 65 or older in 2025 compared to 35 million today. Such increase in demand affects all of our operations and is more pronounced in operations such as Arizona and Florida that serve higher concentrations of the elderly populations.

     * The size, growth and geographic distribution of the population are also favorable demographics for the ambulance industry. Local population increases and urban sprawl create an increased demand for ambulance services and a steady, corresponding growth rate. Moreover, there is an increased incidence in the level of health and accident risks associated with a growing population. In most cases, the current assets and resources of our existing operations can service the demand created by this growth, without need for significant additional capital expenditures.

     * The increased availability of 911 emergency service, the impact of educational programs on its use, and the frequency by which some members of the population utilize hospital emergency rooms for medical care also have increased the number of ambulance transports.

     * Increased patient travel between specialized treatment health care facilities has increased the demand for emergency and non-emergency ambulance services.

     * The greater use of outpatient care facilities and home care in response to health care cost containment efforts also has increased ambulance transport usage.

     * The continuing demand for highly responsive emergency services, driven by regulatory and market forces, has further necessitated an increase in expenditures to maintain and enhance emergency medical systems. High-quality medical care and response time criteria require ambulance service providers to acquire sophisticated emergency medical, dispatch and related systems and equipment, recruit and retain highly trained personnel, and create advanced emergency management protocols. Average expenditures per transport have increased incrementally as a result of the additional costs to meet these criteria and maintain high-performance systems.

     CONSOLIDATION OF THE AMBULANCE INDUSTRY

     During the 1990s, the fragmented nature of the ambulance industry, combined with limited capital and management systems that typified many smaller providers, offered an opportunity to consolidate the industry with the goal of achieving improved productivity and enhanced levels of service. As a result, we and several other entities began consolidating the ambulance industry through mergers and acquisitions of smaller providers. Thereafter, as the industry became less fragmented and acquisition opportunities diminished, the number of acquisitions slowed. The larger consolidators, such as American Medical Response
(AMR) and, to a lesser extent, Rural/Metro Corporation, incurred significant debt in order to compete for acquisition targets and subsequently fund their integration. Accordingly, we are a highly leveraged company and face certain risk factors related to our debt structure. See Risk Factors - "We have significant indebtedness," "- Lenders impose restrictive covenants on us. We are operating under a temporary compliance waiver with respect to covenants under our revolving credit facility" and "- "We may not be able to receive waivers of financial covenants from our lenders" contained in Item 7 of this Report. However, we believe that our timely participation in the consolidation of the industry has provided us with a strong domestic platform of core operations with a substantial revenue base and a marketable reputation for quality service, which enables us to capitalize on our position as a leader in the industry and build upon our business in existing service areas.

     COMPETITION

     The ambulance service industry continues to be highly competitive, notwithstanding the consolidation of the 1990s. The principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services may choose to provide ambulance services directly in the future. Some of our competitors may have greater capital and other resources than we do. We are experiencing increased competition from municipal fire departments in providing emergency ambulance service. However, we believe that the non-emergency transport services market currently is unattractive to municipal fire departments.

     We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs, together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities, create barriers for entry into new markets other than through acquisition. We believe that our status as a 911 provider in a service area increases our visibility and stature, and enhances our ability to compete for non-emergency services within that area. Because smaller ambulance providers typically do not have the infrastructure to provide 911 services, we believe we can compete favorably with such competitors for non-emergency ambulance services contracts in areas where we also provide 911 services.

     In the fire protection industry, services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire  departments,  and  volunteer  departments.  Private  providers,  like  us, represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In certain areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly, rather than through a master contract. As demonstrated  by  our  recent  attainment  of new  contracts  in  the  areas  of industrial fire and airport rescue and fire fighting, we believe there are growth opportunities for us within these markets. Additionally, we believe our effort to grow this business has helped improve the quality of our revenue due to the greater predictability of non-refundable, subscription-based fees received from fire protection service contracts.

     MARKET REFORM AND CHANGING REIMBURSEMENT REGULATIONS

     Market reform and the passage of the Balanced Budget Act of 1997, along with other regulatory changes, have impacted and reshaped the health care delivery system in the United States and, by extension, the ambulance industry. As with all other health care providers, emergency medical service providers, like us, must comply with various requirements in order to participate in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which, among other things, pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable by Medicare, subject to the limits fixed for the particular geographic area. The patient is responsible for co-pay amounts, deductibles and the remaining balance, if we do not accept assignment, and Medicare requires us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

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

     Like other Medicare and Medicaid providers, we are subject to governmental audits of our Medicare and Medicaid reimbursement claims. We take our compliance responsibilities very seriously. To this end, we have established a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel, and both the human resources and legal departments, as well as governmental agencies to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100% compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations, and the high volume of daily transports we provide nationwide. Failure to comply may lead to a significant penalty or reimbursement, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic, internal audits of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, we have voluntarily self-disclosed billing issues identified at some of our operations. The Office of Inspector General ("OIG") has examined certain billing procedures and records in Memphis, Tennessee and Cleveland, Ohio regarding compliance with Medicare statutes. We also self-disclosed billing inconsistencies in our Scranton, Pennsylvania operation to the OIG, which had been instituted by the former owners and continued by us until new billing practices were established and the inconsistencies were discovered. We identified and instituted corrective actions for isolated billing issues at our Greenville, South Carolina operations, which we also self-disclosed to the OIG. We fully cooperate with such federal and state agencies to provide requested information and to incorporate any recommended modifications of our existing compliance programs.

     Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. In June of 1997, the Health Care Financing
Administration,  now  renamed  the Center for  Medicare  and  Medicaid  Services
(HCFA/CMS), issued proposed rules that would revise Medicare policy on the coverage of ambulance services.

     In August of 1997, then President Clinton, signed the "Balanced Budget Act of 1997" (BBA). The BBA provided for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The BBA mandated that this fee schedule be developed through a negotiated rulemaking process between HCFA/CMS and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998, 1999, and 2000 were increased by the Consumer Price Index less one percentage point. The BBA required that ambulance service providers accept assignment of payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also stipulated that individual states may now elect not to provide payment for cost sharing for coinsurance, or co-payments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     Following the BBA, in January of 1999, HCFA/CMS announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. In August 1999, HCFA/CMS announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, followed by a 60-day comment period. On November 30, 2000, HCFA/CMS notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. As of this filing, HCFA/CMS has not established an implementation date for the final fee schedule and rules. However, we have implemented a program to comply with the new rules which require that a physician's certification be obtained for certain ambulance transports.

     We face risks and uncertainties regarding the proposed HCFA/CMS rules or other proposals involving various aspects of Medicare reimbursements including the following:

     * The proposed HCFA/CMS rules, or other proposals involving various aspects of Medicare reimbursements may not be adopted or implemented;

     *    We are uncertain regarding the effect on us of any final rule;

     * We are uncertain of the impact of a final prospective fee schedule, however, based upon current indications, we believe that the impact upon our cash flows will be neutral; and

     * Future funding levels for Medicare and Medicaid programs may not be comparable to present levels.

If implemented, these rules could result in contract renegotiations or other actions by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

     In general, the increasing costs of providing health care and the challenges associated with the reimbursement environment have caused health care organizations to focus on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. To institute and coordinate cost-efficient and effective health care delivery programs, we believe health care organizations must contract with an ambulance service provider that has the necessary mix of vehicles, staff expertise, call center services, geographic scope and economies of scale to successfully implement such programs. We believe that we are well situated to capitalize on the needs of the industry due to our emphasis on providing an effective, quality-care, service delivery model, as enhanced by cost-efficiencies and centralized support functions from both local and national economies of scale.

     OTHER GOVERNMENTAL REGULATIONS

     Our business is also subject to other governmental regulations at the federal, state, local, and foreign levels. At the federal level, we are subject to regulations under the Occupational Safety and Health Administration (OSHA) designed to protect our employees and regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which protects the privacy of patients' health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities. Various state agencies may modify these standards or require additional standards.

     Each state where we operate regulates various aspects of its ambulance and fire business that may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge.

     Applicable federal, state, local, and foreign laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See "Risk Factors -- "Proposed rules may adversely affect our reimbursement rates of coverage," "-- Certain state and local governments regulate rate structures and limit rates of return," "-- Numerous governmental entities regulate our business," and "-- Health care reforms and cost containment may affect our business" contained in Item 7 of this Report.

OUR CURRENT SERVICE AREAS

     We currently provide our services in more than 400 communities in the following 25 states, the District of Columbia, and Latin America:

Alabama               Louisiana               Pennsylvania             Bolivia
Arizona               Maryland                South Carolina           Argentina
California            Mississippi             South Dakota
Colorado              Nebraska                Tennessee
Florida               New Jersey              Texas
Georgia               New York                Virginia
Indiana               North Dakota            Washington
Kentucky              Ohio                    Wisconsin
                      Oregon

     We provide ambulance services in each of these states, including the District of Columbia, primarily under the names Rural/Metro Ambulance and Rural/Metro Medical Services and in certain areas of Arizona under the name Southwest Ambulance, except in Oregon, North Dakota and Wisconsin where we exclusively provide fire protection services. We also operate under other names depending upon local statutes or contractual agreements. We provide fire protection services under the name Rural/Metro Fire Department in 11 states, and in Oregon also under the name Valley Fire Services, and in Bolivia under the name R/M Servicios de Salud e Incendios (Bolivia) S.A. In Argentina, we provide urgent home medical care and ambulance transport services under the name Emergencias Cardio Coronarias (ECCO).

     We generally provide our ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. We provide 911 emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services. In certain service areas, we are the only provider of both emergency ambulance and non-emergency ambulance services. In other service areas, we compete for non-emergency ambulance contracts. In all service areas, we respond to 911 emergency calls if requested by a municipality or fire district, even in the absence of a contract.

MEDICAL TRANSPORT SERVICES

     EMERGENCY AMBULANCE SERVICES

     We generally provide emergency ambulance response and medical transportation services pursuant to contracts with counties, fire districts, and municipalities. These contracts typically appoint us as the exclusive provider of 911 emergency ambulance services in designated service areas and require us to respond to every 911 emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all 911 calls with ALS ambulance units.

     ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (EMT) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

     Upon arrival at an emergency, the ALS crew members deploy portable life support equipment, ascertain the patient's medical condition, and, if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, which include cardiopulmonary resuscitation (CPR), basic airway management, and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient's medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

     NON-EMERGENCY AMBULANCE SERVICES

     We also provide ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences and health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient's needs and the proximity of available units. We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

     We provide ambulance services, critical care transports, and non-medical transportation services pursuant to contracts with governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

     CRITICAL CARE TRANSPORT SERVICES

     We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient's special medical needs. Typically, staffing may include the use of critical case trained professional nurses, respiratory therapists and/or neo-natal nurse specialists.

     ALTERNATIVE TRANSPORT SERVICES

     In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons in limited service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, we utilize vans that contain hydraulic wheelchair lifts or ramps.

     DISASTER RESPONSE TEAMS

     Aside from our day-to-day operations, we maintain disaster response teams that are occasionally called upon by the federal government, through the Federal Emergency Management Agency (FEMA), and by state, county and local governments to assist in responding to local or national medical emergencies. For example, we provided assistance for the efforts in New York City following the September 11, 2001 terrorist attacks, at the request of FEMA and the New York State
Emergency Management Office. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contract with the requesting agency or governmental entity.

     URGENT HOME MEDICAL CARE

     In Argentina, individual and business customers prepay monthly for urgent home medical care and ambulance services. Personnel conduct telephone triage and prioritize the dispatch of services to subscribers. Mobile services may include the dispatch of physicians to the patient in an ambulance for serious, life-threatening situations, or more frequently, in the physician's car, thus covering a wider scope of service than the traditional U.S. ambulance service model.

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

     MEDICAL PERSONNEL AND QUALITY ASSURANCE

     Paramedics and EMTs must be state certified in order to transport patients and to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the United States Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to nationwide and area-wide shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other health care providers for these valued individuals. We have undertaken efforts to minimize the affect of these shortages and have implemented a number of programs to retain and attract a quality workforce.

     Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in a service area. In addition, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

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

     We are members of a number of other professional organizations, namely, the American Ambulance Association, National Emergency Number (911) Association, American College of Emergency Physicians and National Association of EMS Physicians. In those states where we provide service, we are involved in the state ambulance association, if one exists, and in many instances our involvement includes holding elected positions. In addition, many of our employees are members of the National Association of EMTs, National Association of EMS Educators and other EMS organizations. We were one of the first ambulance service providers to obtain accreditation for many of our larger ambulance operations from the Commission on Accreditation of Ambulance Services, a joint program between the American Ambulance Association and the American College of Emergency Physicians. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe municipalities and managed care providers may consider accreditation as one of the criteria in awarding contracts in the future.

FIRE PROTECTION SERVICES

     Fire protection services consist primarily of fire prevention, fire suppression, and first responder medical care. Other fire protection related activities include hazardous material containment, underwater search and recovery, and mountain and confined space rescue. We provide various levels of fire protection services, ranging from fire stations that are fully staffed 24 hours per day to reserve stations. We generally provide our services to municipalities and other governmental bodies pursuant to master contracts funded through the tax base and to residences, commercial establishments, and industrial complexes pursuant to subscription fee and other fee-for-service arrangements. Federal and state governments contract with us from time to time to suppress wildfires on government lands.

     We have placed fire prevention and education in the forefront of our fire protection services and have developed a comprehensive program to prevent and minimize fires. We believe that effective fire protection requires the intensive training of personnel, the effective utilization of fire equipment, the establishment of effective communication centers for the receipt of emergency calls and the dispatch of equipment and personnel, the establishment and enforcement of strict fire codes, and community educational efforts. We believe that we provide fire protection services at a cost significantly lower than the national average as a result of our emphasis on fire prevention, our advanced systems, and our use of a combination of full-time firefighters and part-time reservists. Based upon generally available industry data, we believe that fire loss per capita in the areas we service has been substantially less than the national average.

     FIRE PROTECTION PERSONNEL

     Our ability to provide our fire protection services at relatively low costs results from our efficient use of personnel in addition to our fire prevention efforts. Typically, personnel costs represent more than two-thirds of the cost of providing fire protection services. We have been able to reduce our labor costs through a system that utilizes full-time firefighters complemented by paid part-time reservists as well as a modified every other day shift schedule. By using trained reservists on an as-needed basis, we have the ability to supplement full-time firefighters on a cost-effective basis.

     All full-time and reserve firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association
(NFPA), and must qualify for state certification before being eligible for full-time employment by us. Because approximately 70% to 80% of our fire response activity consists of emergency medical response, all of our firefighters are trained EMTs or paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

     FIRE RESPONSE

     An alarm typically results in the dispatch of one or more engine companies (each of which consists of an engine and two to four firefighters, including a captain), a fire chief, and such other personnel and equipment as circumstances warrant. The amount of equipment and personnel depends upon the type, location, and severity of the incident. We utilize our dispatch capabilities to reposition equipment and firefighters to maximize the availability and use of resources in a cost-effective manner.

     FIRE PREVENTION

     We believe that fire prevention programs result in both lower fire loss and significant overall cost savings. Our fire prevention programs include recommendations for and the encouragement of various fire prevention methods, including fire code design, building design to inhibit the spread of fire, the design of automatic fire suppression sprinklers, fire detector and smoke detector installations, the design of monitoring and alarm systems, the placement and inspection of fire hydrants, fire code inspection and enforcement, and the determination of fire cause and origin in arson suspected fires. In addition, our personnel perform community education programs designed to reduce the risk of fire and increase our community profile.

     We believe that our long-standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes our philosophy of fire prevention. With our cooperation and assistance, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. We believe that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services we provide, Scottsdale's per capita cost for fire protection is as much as 37% lower than other cities of similar size.

INDUSTRIAL FIRE PROTECTION SERVICES

     We provide fire protection services and, on a limited basis, unarmed security services to large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. We have contracts ranging up to five years in duration and expiring at various dates up to September 2, 2004 to provide firefighting and hazardous materials response services at locations in several states. We intend to pursue similar contracts domestically and internationally.

     AIRCRAFT, RESCUE AND FIRE FIGHTING SERVICES (ARFF)

     We also provide aircraft rescue and firefighting services for approximately a dozen airports in the United States and Latin America, including the Federal Express National Operations Center in Memphis, Tennessee, and the international airport in Port Columbus, Ohio. In addition to aircraft rescue and fire fighting services, we also provide structural firefighting and emergency medical response for airport terminals. Our ARFF firefighters, many of whom have extensive military and civilian ARFF experience, have completed comprehensive and professional training programs. Our personnel are cross-trained as emergency medical technicians or paramedics, as well as in hazardous materials response. We are able to provide value-added services such as first responder medical service in support of local fire departments for in-terminal medical emergencies, safety training for fuel handlers and other airport personnel, and fire prevention activities. We intend to continue to grow this aspect of our business strategically through competitive proposals and bidding processes.

     EMERGENCY MEASURES INQUIRY CENTER (EMIC)

     The Aviation Disaster Family Assistance Act of 1996 requires commercial airlines flying into and out of the United States to provide certain assistance to the families of passengers involved in aircraft disasters. In response to the need by airlines to comply with this federal requirement, we offer our communications and emergency response expertise gained through our operations experience to provide the airlines with the resources it will need to respond to these disasters. We offer the first line of communications for airlines worldwide to families of passengers and other individuals seeking information following an airline disaster. Our communications and emergency response expertise allows us to manage airlines' communications with family members and other individuals seeking information following an airline disaster, and was put into service during the recent events of September 11, 2001 in New York City and Washington, D.C. Our call center, staffed with individuals specially trained in critical incident stress and family assistance care, processes calls and information pertaining to airline disasters. We currently provide these services for approximately twenty airlines worldwide.

FIRE TRAINING SERVICES

     TRAINING SERVICES

     We have instituted industrial fire training services and provide sophisticated training for industrial, professional, and specialized firefighters using live burn training to simulate realistic firefighting situations. We also provide shipboard fire training services to several cruise lines. The training permits fire brigade, ship crew members, and emergency response teams to meet increased federal training requirements, the OSHA requirements, and other regulatory requirements for work place safety and on-site response teams.

     WILDLAND FIRE PROTECTION SERVICES

     We provide disaster response fire protection services when requested by the federal government, through the U.S. Forest Service, and other governmental entities to assist in responding to fire emergencies such as the multiple wildland fires that occurred during the past two years in northern and southern parts of the United States. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

CONTRACTS

     We enter into contracts with counties, municipalities, fire districts, and other governmental entities to provide 911 emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity, and insurance and indemnity coverage. In certain instances, we also sometimes are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The amount of subsidy, if any, that we receive from a county, municipality, or fire district, and the rates that we may charge for services under a contract for emergency ambulance services, depends in large part on local political climate and patient mix as well as the nature of services rendered. The four largest ambulance contracts accounted for approximately 8% of total revenue during fiscal 1999, 9% of total revenue during fiscal 2000, and 10% of total revenue during fiscal 2001.

     We provide fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 48% of our fire protection service revenue from subscriptions for fiscal 1999, 45% for fiscal 2000, and 45% for fiscal 2001. We experienced renewal rates of approximately 88% during the prior three fiscal years. Fire subscription rates are not currently regulated by any governmental agency in our service areas.

     Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. We monitor our performance under each contract. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. At any given time, we have approximately 125 contracts with counties, fire districts, and municipalities for ambulance services and for fire protection services. The following table sets forth certain information regarding our six primary contracts at June 30, 2001 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                         TERM IN                       TYPE OF
                                          YEARS    EXPIRATION DATE    SERVICE(1)
                                          -----    ---------------    ----------
AMBULANCE
  Orange County, Florida(2)...........      2      October 2002      911/General
  Rochester, New York(3)..............      4      October 2001      911/General
  Knox County, Tennessee(4)...........      4      June 2002         911/General
  Fort Worth, Texas(5)................      5      August 2004       911/General

INTEGRATED FIRE AND AMBULANCE
  Scottsdale, Arizona(6)..............      5      December 2001     911

PUBLIC/PRIVATE ALLIANCE
  San Diego, California(7)............      5      June 2005         911/General

----------
(1) Type of service for ambulance contracts indicates whether 911 emergency or general ambulance services or both are provided.

(2) The contract was first entered into in 1962 by a provider that was acquired by us in July 1984. The current contract includes a one-year optional renewal exercisable by our customer on or before October 1, 2002.

(3) The contract was first entered into in 1988 by a provider that was acquired by us in May 1994. The current contract has been extended to October 31, 2001. As is the process in many services areas, the City of Rochester is currently preparing a request for proposal to bid this contract.

(4)  The contract was first entered into in July 1985.

(5)  The contract was first entered into in August 1999.

(6) The contract was first entered into in 1952 by us. The contract had two five-year renewal options exercisable by the City of Scottsdale. We are currently working with the City of Scottsdale to negotiate a new contract.

(7) The contract was first entered into in May 1997 and is effective through June 2005. The contract has a three-year renewal option exercisable by our customer.

     In addition to the six primary contracts with counties, fire districts, and municipalities for ambulance services and for fire protection services listed above, we were awarded several significant contracts during fiscal 2001, including the following contracts under which we provided services during fiscal 2001 to the following municipalities and facilities:

     * NORTH FULTON COUNTY, GEORGIA -- Through a competitive bidding process, we were awarded a ten-year contract by North Fulton County, Georgia for 911 emergency medical services.

     * SOUTH FULTON COUNTY, GEORGIA -- We were awarded a nine-year contract to provide 911 emergency medical services for South Fulton County, Georgia where the customer has with two optional two-year renewals.

     * CITY OF SIOUX FALLS, SOUTH DAKOTA -- A five-year contract was awarded to us by the City of Sioux Falls, South Dakota for 911 and non-emergency medical services carrying an unlimited number of two-year optional renewals by the customer.

     * MERCY MEDICAL CENTER, CANTON, OHIO -- We were awarded a non-emergency ambulance contract by Mercy Medical Center in Canton, Ohio for a three-year term, which features two, one-year optional renewals by the customer.

     * BAPTIST MEMORIAL HEALTHCARE CORPORATION, MEMPHIS, TENNESSEE -- A three-year exclusive non-emergency transportation services agreement was awarded to us by Baptist Memorial Healthcare Corporation in Memphis, Tennessee.

     Additionally, we were awarded the following significant contracts during fiscal 2001 under which we will begin to provide services in fiscal 2002:

     * CSA 17, NORTHERN SAN DIEGO COUNTY, CALIFORNIA -- In connection with our alliance with San Diego Fire & Life Safety Services, we were awarded a two-year 911 emergency medical services contract with two, two-year renewal terms by the customer in Northern San Diego County, California (includes Del Mar, Rancho Santa Fe, Encinitas and Solana
          Beach) through a competitive bidding process which included the incumbent provider.

     * CITGO PETROLEUM CORP., LAKE CHARLES, LOUISIANA -- We previously provided services since 1999, and were awarded a new contract to continue the provision of industrial fire services at Citgo Petroleum Corp. in Lake Charles, Louisiana, the sixth-largest oil refinery in the United States, for two one-year terms.

     * UNIVERSITY OF COLORADO HEALTH SCIENCES CENTER -- We previously provided services since 1999, and were awarded a new five-year contract for non-emergency and critical care transports for the University of Colorado Health Sciences Center.

     We also enter into  contracts  with  hospitals,  nursing  homes,  and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the first ambulance service provider contacted to provide non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We provide a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services. At any given time, we have approximately 1,000 contracts with hospitals, nursing homes and other health care facilities.

     In connection with our restructuring program, we renegotiated a number of contracts where the rates, services or market conditions were not conducive to operational profitability. Additionally, we exited certain contracts in connection with the closure or downsizing of financially under-performing service areas, the majority of which solely provided non-emergency ambulance services and which could not meet our financial performance criteria on a sustained basis. Only two operational closures involved the loss of contracts through a competitive bidding process. One such closure was in Lincoln, Nebraska where we were unable to secure a new five-year exclusive 911 and general transportation contract with the City of Lincoln. Also through a competitive bidding process, we were unable to secure a new contract with the City of Arlington, Texas. We bid that contract based on our historical knowledge and experience as the incumbent provider and, accordingly, believe that a more aggressive bid would have been unprofitable to us. In each situation where we have closed a service area, our operational teams have endeavored to ensure that an orderly transition occur with no service interruptions. In many areas, we worked closely with the community, local governmental entities and alternative providers until our departure date, which in some cases extended for a number of months so that the transition could be properly effectuated. We believe that our actions under these circumstances are consistent with our commitment and reputation as a dependable, high-quality service provider. See "Risk Factors -- We depend on certain business relationships" contained in Item 7 of this Report.

     Counties, fire districts, and municipalities generally award contracts to provide 911 emergency services either through requests for competitive proposals or bidding processes. In some instances in which we are the existing provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business. Our alliance with San Diego Fire & Life Safety Services allowed the entities to bid for and win multi-year contracts to provide 911 and ambulance services throughout the City of San Diego and Northern San Diego County.

     We market our non-emergency ambulance services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as a 911 provider in a designated service area increases our visibility and enhances our marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services. We further believe that our strategy of building regional operations will better position us to serve the developing managed care market.

     We market our fire protection services to subscribers in rural and suburban areas, volunteer staffed fire departments, tax-supported fire districts, and large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. Contract and/or subscription fees are collected annually in advance. In the event that we provide service for a non-subscriber, we directly bill the property owner for the cost of services rendered. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner's association assessment.

MANAGEMENT SYSTEMS

     We utilize sophisticated management systems, which we believe enhance the productivity of our existing operations. These systems permit us to achieve economies of scale at the local operational level through the proper utilization of personnel and equipment and at the corporate level through centralized systems for billings, collections, purchasing, accounting, cash management, human resources, compliance, informational systems, legal and risk management.

     We have developed measurement systems that permit management to monitor the performance level of each operation on a continual basis. Our centralized systems significantly augment local processes and permit managers to direct their attention primarily to operations. The systems include centralized billings and collections procedures that provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources and risk management give us the capability to purchase related products and services on a global-operations basis, identify and respond to company-wide trends, and provide internal support and handling services in a more cost-effective, efficient and consistent manner across all operations.

     We strive to maximize operational autonomy of our managers. Managers receive extensive training in the use of management systems, customer service and supervisory practices. The human resources department participates in training, career development, and succession planning of employees and assesses our personnel needs.

     We believe our investment in management systems and our effective use of these systems represent key components in our success. Process and personnel improvements in these areas are continuing, as part of our restructuring program and our commitment to further strengthening local operations. We are committed to an ongoing enhancement of our systems to provide productive, timely information and effective controls and believe that our management systems have the capability to support future growth, if any.

DISPATCH AND COMMUNICATIONS

     We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficient use of resources. We analyze data on traffic patterns, demographics, usage frequency, and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center that controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us. Each control center utilizes computer hardware and software and sophisticated communications equipment and maintains responsibility for fleet deployment and utilization 24 hours a day, seven days a week.

     Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive the 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers (EMD) with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. In our larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene.

     In the delivery of emergency ambulance services, our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition, and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments that also may be responding to a call.

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

     We utilize communication centers in our community fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for our ambulance services. Response time represents an important criteria in the effectiveness of fire suppression, which are dependant on the level of protection sought by our customers in terms of fire station spacing, the size of the service area covered, and the amount of equipment and personnel dedicated to fire protection.

BILLINGS AND COLLECTIONS

     We currently maintain 13 domestic regional billing and payment processing centers and a centralized private pay collection system at our headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Substantially all of our revenue is billed and collected through our integrated billing and collection system, except for our operations in Rochester, New York and the New Jersey/Metro New York City area.

     We derive a substantial portion of our ambulance fee collections through our regional billing centers from reimbursement by third-party payers, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payers. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. We derived domestic net ambulance fee collections from the following:

                                           1999     2000     2001
                                           ----     ----     ----
          Medicare .....................     24%      23%      25%
          Medicaid .....................     10%      11%      11%
          Private insurers .............     41%      47%      51%
          Patients .....................     25%      19%      13%
                                           ----     ----     ----
                                            100%     100%     100%
                                           ====     ====     ====

     Companies in the ambulance service industry maintain significant provisions for doubtful accounts relative to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from 911 emergency calls than for non-emergency ambulance requests. See "Risk Factors -- We depend on reimbursements by third-party payers and individuals," and "-- Proposed rules may adversely affect our reimbursement rates of coverage" contained in Item 7 of this Report.

     We have substantial experience in processing claims to third-party payers and employ a billing staff specifically trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software systems to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers' systems permit. Our integrated billing and collection system provides for accurate tracking of accounts receivable and status pending payment, which facilitates the effective utilization of personnel resources to resolve workload distribution and problematic invoices. When billing individuals rather than third-party payers, we use an automated dialer that pre-selects and dials accounts based on their status within the billing and collection cycle, which we believe optimizes the efficiency of the collection staff.

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

INSURANCE AND SURETY BONDING

     Many of our contracts and certain statutes where we conduct business require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers' compensation, and other liability insurance policies which typically are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and malpractice claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, thereby subjecting us to less exposure for tort judgments.

     Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are subject to certain deductibles and self-insured retention limits, up to and including $1,000,000. The coverage limits of our policies may not be sufficient, or we may experience claims within our deductibles or self insured retentions in amounts greater than anticipated. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have undertaken to minimize our claims exposure through process improvements in our legal, risk management and safety programs. We have also instituted changes to our accounting and cash management practices in relation to funding and reserving for both workers compensation and liability claims. These changes include, among other things: posting reserves for unreported, potential claims related to automobile, professional and general liability; the inclusion of a liability ceiling in some of our insurance coverages; and setting aside operational cash flow into restricted accounts specifically designated for the payment of current and future liability claims.

     In fiscal 2001 and fiscal 2002, we began including liability ceilings in certain insurance policies, which limit our maximum liability for deductible payments related to covered losses occurring in those years. The liability ceiling on our comprehensive general, automobile and professional liability policies is fixed at $4.25 million and $5 million for fiscal 2000 and 2001, respectively. We have established our reserves for anticipated claims covered by these policies at the ceiling amount. We have also included a cap in our fiscal 2002 workers compensation policy, which limits our maximum deductible liability to $10 million for that policy year. Prior year policies did not include a maximum liability cap; however, we believe that our reserves are adequate to address our deductible obligations for those prior years.

     We have set aside operational cash flow into designated "loss fund" accounts, which cash is restricted to the payment of our deductible obligations as required under certain insurance policies. In connection with our comprehensive general, automobile and professional policies, we have set aside $1.6 million and budgeted for an additional $800,000 of cash deposits into the "loss fund" account to fund deductible payments related to fiscal 2001 policy year claims; $3.0 million of cash deposits into the "loss fund" account have been budgeted to fund deductible payments related to the fiscal 2002 policy year claims. Additionally, during fiscal 2002, we will set aside approximately $6.3 million of operational cash flow, in order to fund, in advance, our anticipated total deductible obligation for fiscal 2002 workers compensation claims.

     Counties, municipalities, and fire districts sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually.

EMPLOYEES

     At September 30, 2001, we employed approximately 7,000 full-time and 3,600 part-time employees, including approximately 6,290 involved in ambulance services, 880 in fire protection services, 330 in integrated ambulance and fire protection services, 1,060 in urgent home medical, and 2,040 in management, administrative, clerical and billing activities. Of these employees, 2,300 are paramedics and 3,120 are EMTs. We are a party to collective bargaining agreements relating to our Rochester, New York; Buffalo, New York; Corning, New York; Youngstown, Ohio; San Diego, California; Maricopa County, Arizona, Integrated Fire employees; Gadsden, Alabama; and Arlington, Texas operations and certain of our ambulance services employees in Arizona. We consider our relations with employees to be good.

STRATEGY

     Our strategy is to continue strengthening our existing core businesses, to continue building upon our economies of scale, and to continue providing the most proficient levels of health and safety services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have been primarily focused on: (i) operational restructuring through the closure or downsizing of financially under-performing operations, (ii) corporate restructuring and improvements, (iii) improving the quality and collection of revenue, and (iv) selective growth through expansion in existing service areas and development of strategic alliances. Our current business strategy for fiscal 2002 includes continued emphasis on these focal points and our long-standing commitment to deliver high-quality, efficient and cost-effective services to our existing and prospective customers in our established service areas.

     OPERATIONAL RESTRUCTURING - DOMESTIC

     In connection with our operational restructuring program, we closed or downsized certain financially under-performing service areas. We decided to close or downsize 26 operations in fiscal 2000 and nine operations in fiscal
2001. The majority of the closed operations provided solely non-emergency ambulance services and could not meet our internal financial performance criteria on a sustained basis. The restructuring efforts resulted in significant cost savings. While we do plan to continue our restructuring efforts in terms of an ongoing quality assurance and improvement program for existing operational processes, at this time we do not anticipate closing additional operations other than those that have been accounted for as of June 30, 2001. However, we will continue to monitor each operation's compliance with the financial components of our performance criteria and take appropriate future action as necessary, up to and including closure.

     OPERATIONAL RESTRUCTURING - INTERNATIONAL

     We also have and are continuing to implement an operational restructuring program in our international service areas. Early on in the restructuring program, we sold and closed our Canadian ambulance operations and, thereafter, turned our attention to our Latin American operations. At the time of acquisition, we intended to capitalize on the growth opportunities created by the privatization of health and safety services in markets such as Argentina and the expansion of health insurance companies and health maintenance organizations into Latin America. We believed select Latin America markets represented a growth opportunity and provided a model for a capitated health care environment encompassing both ambulance transport and mobile health care utilizing call centers, telephone triage, and house calls by physicians and nurses. While our prior acquisition strategy resulted in our entering the Argentina market with an established service area of significant size, the operations became a cash burden on our domestic operations in fiscal 2000. In response, we began pursuing two strategic alternatives for Argentina on parallel tracks. First, we made and continue to make efforts to sell the Argentine operating subsidiaries, hiring Banc of America Securities in Argentina to act as our brokering agent. However, given the current declining state of the Argentine economy, no significant market exists for the sale of the business. Second, we implemented an extensive restructuring program in Argentina, consistent with our goals in the domestic program, and disposed of our financially under-performing urgent care clinics operating under the name GEA S.A. We continue to see positive results from our restructuring program, including the establishment of strong new leadership and an improved corporate infrastructure of systems and management talent. In the absence of a sale, we are committed to implementation of our restructuring program in Argentina in an effort to increase operating margins. However, given the significant uncertainties of the economic and political climate, there can be no assurance that the Argentine operation will continue to provide a benefit to us, or that we will not be subject to significant financial or other liabilities associated with its continued operation.

     By contrast, we expanded upon our Bolivian airport rescue and fire fighting operation by adding non-emergency transportation services to new and existing customers. The complementary nature of the fire and ambulance services, and our reputation for reliable, quality service in that area, enabled local management to grow the ambulance service and contribute positive cash flow. The primary growth in that business resulted from new contracts with commercial businesses, embassies and other governmental entities with payment largely derived from subscription fees. See "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions," and "-- We face additional risks associated with our international operations" contained in Item 7 of this Report.

     CORPORATE RESTRUCTURING AND IMPROVEMENTS

     In fiscal 2001, we also implemented restructuring programs at the "corporate" level by increasing efficiencies and cost effectiveness in each of the departments supporting field operations. While we experienced decreases in overhead through staff reductions at the early stages of the program, the majority of the cash flow benefit from those actions will not be recognized until fiscal 2002 due to extended severance tails associated with employment agreements held by former executives and other employees. More importantly, we expect the most significant long-term benefits will result from our implementation of improved cash management procedures, as well as greater process efficiencies in areas that support local operations, such as the risk management, human resources, compliance, finance and legal functions.

     We continue to strengthen our existing infrastructure. We utilize our management and operational systems to enhance productivity in our existing operations  and to enhance our  opportunities  with joint  venture and  business alliance partners. The standardization of certain functions and the centralization of certain key management and operating systems permit us to achieve economies of scale at both the regional and corporate levels. See "Risk Factors -- We face risks associated with our prior rapid growth, integration, and acquisitions" contained in Item 7 of this Report.

     IMPROVED QUALITY AND COLLECTION OF REVENUE

     Our strategies and objectives for fiscal 2001 included a substantial focus on creating further gains in billing and collection performance, building upon the important steps already taken with respect to the balance sheet and our core operational base.

     We have leveraged opportunities throughout fiscal 2001 to diversify the payer mix for ambulance services, as we have sought to strengthen our fixed-rate contract portfolio with hospital systems and managed care organizations designated as payers of first resort. We have successfully secured such contracts in fiscal 2001 and will continue to seek innovative payer models designed to enhance financial margins. Additionally, as we secured new specialty fire contracts and subscription-based fire protection fees, it further reduces its reliance on third-party payers for reimbursement. Revenue for fire protection services in fiscal 2001 increased by approximately 7.1%. By undertaking these actions, we believe that we are beginning to create a more predictable, reliable revenue base.

     Additionally, we have instituted a variety of enhancements to our pre-billing process designed to maximize reimbursement from all payer classes, including Medicare, Medicaid, private insurance companies and patients. Those processes include the pre-screening of requests for non-emergency calls to determine if the patient's medical condition warrants the necessity of ALS or BLS ambulance transportation. If certain medical necessity criteria, as defined by Medicare, are not met, we refer the requesting party and/or patient to a more appropriate means of transportation. The objective of this program is to maximize the utilization of our ambulance fleet for non-emergency transports that will result in payment. Measures also have been initiated to enhance our ability to receive reimbursement for transports provided in the course of 911 emergency incidents. These actions include intensified training and monitoring in the preparation of pertinent field documentation and patient care reports, which are a prerequisite to timely payment. Our heightened focus on patient care documentation through our quality assurance training program and efforts to write-off uncollectible receivables has resulted in improved cash collections. This, along with additional provision for doubtful accounts, resulted in a decrease in our days' sales outstanding (DSO) for fiscal 2001 to 89 at the end of fiscal 2001 as compared to 105 and 111 in fiscal 2000 and fiscal 1999, respectively.

     We expect the ongoing effective management and pre-screening of all categories of medical transports will result in more timely and appropriate reimbursement for these services. We will continue to focus attention on our payer mix and initiatives designed to reduce the risk of non-payment.

     SELECTIVE GROWTH THROUGH EXPANSION IN EXISTING SERVICE AREAS AND DEVELOPMENT OF STRATEGIC ALLIANCES

     Our primary growth strategy for fiscal 2001 remained focused on the pursuit of new business within existing service areas. We believe there is significant opportunity for such expansion in nearly all of our current local and regional business markets, particularly in the delivery of non-emergency ambulance transportation services. We plan to continue our efforts to strategically expand our non-emergency ambulance transportation services through pro-active marketing efforts to hospitals, health maintenance organizations, and other health care providers.

     We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers, and fire districts. Based on our successful public/private alliance with San Diego Fire & Life Safety Services, our ambulance service contract in Aurora, Colorado, and contracts with numerous Arizona municipalities, we believe that contracting and partnering may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic public/private alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, while saving taxpayer dollars. We will continue to seek such mutually beneficial public/private alliances and municipal contracts in existing and, to a limited extent, new service areas.

     We expect to pursue alliances with health care providers through the establishment of service contracts, and through very limited strategic acquisitions of health care and safety-related providers. We evaluate proposed acquisitions on the potential to increase operating margins and returns on investment and our ability to establish a strong strategic local relationship. While we have halted aggressive, growth-oriented acquisition programs originating from the consolidation of the ambulance industry in the 1990s, we recognize certain opportunities may exist in the future. Our ability to complete acquisitions depends upon the availability of cash from operations or additional debt or equity financing, market price of our common stock and other restrictive covenants under the revolving credit facility. The depressed market price of our common stock and the limited availability of growth capital have resulted and will continue to result in reduced acquisition activity, which consistent with our strategy, will be characterized by highly selective targeted growth. See "Risk Factors "We have significant indebtedness," and "We face risks associated with our prior rapid growth, integration, and acquisitions" contained in Item 7 of this Report.

     We plan to continue our efforts to offer our community safety services by providing fire protection and other safety-related services. We emphasize the benefits of our services in terms of lower per capita fire service costs, reduced insurance rates, and lower loss of life and property resulting from our experience, fire prevention initiatives, management and operational systems, and utilization of full-time firefighters and part-time reservists. Our model offers an alternative to the economic pressures faced by many public- and private-sector entities to reduce or limit expenditures for emergency services. We continue to pursue opportunities to provide fire protection and safety services to large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. We also will continue to provide other safety-related services on a very limited basis, including personal emergency response systems and home health care services.

ITEM 2. PROPERTIES

FACILITIES AND EQUIPMENT

     We lease our principal executive offices in Scottsdale, Arizona. In addition, we lease administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which we provides ambulance and fire protection services. We also own 21 facilities within our service areas. Aggregate rental expense was approximately $13.2 million during fiscal 2000, and approximately $12.1 million during fiscal 2001. At October 8, 2001, our fleet included 1,368 owned and 208 leased ambulances, 125 owned and 26 leased fire vehicles, and 473 owned and 57 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings will not have a material adverse effect on our business, financial condition, cash flows and results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, there can be no assurance that HCFA/CMS or other regulatory agencies will not initiate additional investigations related to the Company's business in the future. There can be no assurance that the resolution of any future litigation, either individually or in the aggregate, would not have a material adverse effect on our business, financial condition, cash flows and results of operations.

     We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits:
HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. We and the individual defendants have moved to dismiss the second amended complaint. The Court is currently scheduled to hear oral argument on that motion in December 2001. If the lawsuits were ultimately determined adversely to us, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock traded on the Nasdaq National Market under the symbol RURL since our initial public offering on July 16, 1993. On August 4, 2000, our common stock began trading on the Nasdaq SmallCap Market. The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

                                                          HIGH      LOW
                                                         ------    ------
     YEAR ENDED JUNE 30, 2000
       First quarter..................................   $10.00    $ 6.13
       Second quarter.................................   $ 7.63    $ 3.94
       Third quarter..................................   $ 5.94    $ 1.13
       Fourth quarter.................................   $ 2.38    $ 1.13

     YEAR ENDED JUNE 30, 2001
       First quarter..................................   $ 2.31    $ 1.50
       Second quarter.................................   $ 3.38    $ 1.25
       Third quarter..................................   $ 2.16    $ 0.81
       Fourth quarter.................................   $ 1.09    $ 0.87

     YEAR ENDED JUNE 30, 2002
       First quarter .................................   $ 0.97    $ 0.57
       Second quarter (through October 8, 2001) ......   $ 0.74    $ 0.58

     On October 8, 2001, the closing sale price of our common stock was $0.70 per share. On October 8, 2001, there were approximately 1,014 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid any cash dividends on our common stock. We currently plan to retain earnings, if any, for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of us as well as other factors deemed relevant by our Board of Directors. Our senior notes and revolving credit facility contain restrictions on our ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997 is derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Their reports on the financial statements for June 30, 2001 and 2000 include a statement that certain matters raise doubt about the Company's ability to continue as a going concern. The selected consolidated financial data provided below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes appearing elsewhere in this Report.

                                                                      YEARS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                    2001         2000         1999         1998        1997
                                                 ---------    ---------    ---------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Ambulance services .........................   $ 402,833    $ 467,741    $ 467,632    $ 387,041    $ 257,488
  Fire protection services ...................      61,573       57,549       50,490       45,971       42,163
  Other ......................................      39,910       44,784       43,244       42,546       20,154
                                                 ---------    ---------    ---------    ---------    ---------
          Total revenue ......................     504,316      570,074      561,366      475,558      319,805
Operating expense
  Payroll and employee benefits ..............     301,055      323,285      297,341      254,806      170,833
  Provision for doubtful accounts ............     102,470       95,623       81,227       81,178       43,424
  Provision for doubtful accounts --
    change in accounting estimate ............          --       65,000           --           --           --
  Depreciation ...............................      21,809       25,009       24,222       19,213       12,136
  Amortization of intangibles ................       7,352        8,687        9,166        7,780        4,660
  Other operating expenses ...................     142,009      118,516       98,739       80,216       54,922
  Asset impairment charges ...................      94,353           --           --           --           --
  Loss on disposition of clinic operations ...       9,374           --           --           --           --
  Contract termination costs and related asset
    impairment ...............................       9,256           --           --           --           --
  Restructuring charge and other .............       9,091       43,274        2,500        5,000        6,026
                                                 ---------    ---------    ---------    ---------    ---------
Operating income (loss) ......................    (192,453)    (109,320)      48,171       27,365       27,804
  Interest expense, net ......................      30,001       25,939       21,406       14,082        5,720
  Other ......................................       2,402       (2,890)          70         (199)          --
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes,
  extraordinary loss and cumulative effect
  of a change in accounting principle ........    (224,856)    (132,369)      26,695       13,482       22,084
Provision for (benefit from) income
  taxes ......................................      (1,875)      32,837      (11,231)      (5,977)      (9,364)
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss and
  cumulative effect of a change in
  accounting principle .......................    (226,731)     (99,532)      15,464        7,505       12,720
Extraordinary loss on expropriation of
  Canadian ambulance service licenses ........          --       (1,200)          --           --           --
Cumulative effect of a change in accounting
  principle ..................................          --         (541)          --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............................   $(226,731)   $(101,273)   $  15,464    $   7,505    $  12,720
                                                 =========    =========    =========    =========    =========
Basic earnings per share(1)
  Income (loss) before extraordinary
    item .....................................   $  (15.38)   $   (6.82)   $    1.07    $    0.55    $    1.10
  Extraordinary loss on expropriation of
    Canadian ambulance service licenses ......          --        (0.08)          --           --           --
  Cumulative effect of a change in accounting
    principle ................................                    (0.04)
                                                 ---------    ---------    ---------    ---------    ---------
          Net income (loss) ..................   $  (15.38)   $   (6.94)   $    1.07    $    0.55    $    1.10
                                                 =========    =========    =========    =========    =========
Diluted earnings per share(1)
  Income (loss) before extraordinary
    item .....................................   $  (15.38)   $   (6.82)   $    1.06    $    0.54    $    1.04
  Extraordinary item .........................          --        (0.08)          --           --           --
  Cumulative effect of change in accounting
    principle ................................          --        (0.04)          --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
          Net income (loss) ..................   $  (15.38)   $   (6.94)   $    1.06    $    0.54    $    1.04
                                                 =========    =========    =========    =========    =========
Weighted average number of shares
  outstanding(1)
  Basic ......................................      14,744       14,592       14,447       13,529       11,585
  Diluted ....................................      14,744       14,592       14,638       14,002       12,271

BALANCE SHEET DATA
Working capital (deficit) ....................   $(273,370)   $(192,512)   $ 140,929    $ 110,529    $  94,766
Total assets .................................     298,534      491,217      579,907      535,452      364,066
Current portion of long-term
  debt(2) ....................................     294,439      299,104        5,765        8,565        9,814
Long-term debt, net of current
  portion(2) .................................       1,286        2,850      268,560      243,831      144,643
Stockholders' equity (deficit) ...............    (130,526)      95,591      196,839      177,773      159,908

----------
(1) Earnings per share for all periods presented has been stated or restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective as of October 1, 1997.

(2) Includes balances outstanding under our revolving credit facility of approximately $143,042,000 at June 30,

     2001,  $146,807,000  at June  30,  2000,  $113,500,000  at June  30,  1999,
     $86,000,000  at June 30, 1998, and  $134,000,000  at June 30, 1997. At June
     30, 2001 and 2000 the amounts outstanding under our revolving credit facility and the senior notes have been classified as a current liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
our  selected  consolidated   financial  data  and  our  consolidated  financial
statements and notes appearing elsewhere in this Report.

INTRODUCTION

     We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (911 emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service basis and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between 911 emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

     Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We derived approximately 87% of our net ambulance fee collections during 2001 and 81% of our net ambulance fee collections during 2000 from such third party payers. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payers, historical trends and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payers and generally is higher for 911 emergency ambulance services than for general ambulance transport services.

     Because of the nature of our ambulance services, it is necessary to respond to a number of calls, primarily 911 emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and 911 emergency ambulance service calls in markets and is generally higher in service areas in which the calls are primarily 911 emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina is included in ambulance services revenue.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

     Other revenue primarily consists of revenue generated from our public/private alliance in San Diego, fees associated with alternative transportation, dispatch, fleet, billing, and home health care services and is recognized when the services are provided.

     Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

     We have pledged assets with a net book value of approximately $11.8 million to secure certain of our obligations under our insurance and surety bonding program, including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and surety bonding program.

     Our net loss for the year ended June 30, 2001 was $226.7 million or a loss of $15.38 (diluted) per share. This compares to a net loss of approximately $101.3 million or $6.94 per share (diluted) for the year ended June 30, 2000, and net income of $15.5 million or $1.06 per share (diluted) for the year ended June 30, 1999. The operating results for the year ended June 30, 2001 were adversely affected by the write-off of impaired assets under SFAS No. 121, our operational restructuring program involving the closure of certain service areas, the loss of two exclusive 911 contracts, the disposition of clinic operations in Latin America, changes in estimates that impacted our reserves for workers compensation and general liability matters, and additional provision for doubtful accounts related to closed or closing service areas and non-transport related receivables.

     RESULTS OF OPERATIONS

     The following table sets forth the years ended June 30, 2001, 2000, and 1999, certain items from our consolidated financial statements expressed as a percentage of total revenue:

                                                                     YEARS ENDED JUNE 30,
                                                               ------------------------------
                                                                2001        2000        1999
                                                               ------      ------      ------
Revenue
  Ambulance services ......................................      79.9%       82.0%       83.3%
  Fire protection services ................................      12.2        10.1         9.0
  Other ...................................................       7.9         7.9         7.7
                                                               ------      ------      ------
          Total revenue ...................................     100.0       100.0       100.0
Operating expenses
  Payroll and employee benefits ...........................      59.7        56.7        53.0
  Provision for doubtful accounts .........................      20.3        16.8        14.5
  Provision for doubtful accounts -- change in accounting
    estimate ..............................................        --        11.4          --
  Depreciation ............................................       4.3         4.4         4.3
  Amortization of intangibles .............................       1.5         1.5         1.6
  Other operating expenses ................................      28.2        20.8        17.6
  Asset impairment charges ................................      18.7          --          --

  Loss on disposition of clinic operations ................       1.9          --          --
  Contract termination costs and related asset
    impairment ............................................       1.8          --          --
  Restructuring charge and other ..........................       1.8         7.6         0.4
                                                               ------      ------      ------
Operating income (loss) ...................................     (38.2)      (19.2)        8.6
  Interest expense, net ...................................       5.9         4.6         3.8
  Other ...................................................       0.5        (0.5)         --
                                                               ------      ------      ------
Income (loss) before income taxes, extraordinary
  loss and cumulative effect of a change in
  accounting principle ....................................     (44.6)      (23.3)        4.8
  Provision (benefit) for income taxes ....................       0.4        (5.8)        2.0
                                                               ------      ------      ------
Net income (loss) before extraordinary loss and
  cumulative effect of a change in accounting principle ...     (45.0)      (17.5)        2.8
Extraordinary loss ........................................        --        (0.2)         --
Cumulative effect of a change in accounting principle .....        --        (0.1)         --
                                                               ------      ------      ------
Net income (loss) .........................................     (45.0)%     (17.8)%       2.8%
                                                               ======      ======      ======

     YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 2001

     REVENUE

     Total revenue decreased approximately $65.8 million, or 11.5%, from approximately $570.1 million for the year ended June 30, 2000 to approximately $504.3 million for the year ended June 30, 2001. Ambulance services revenue decreased approximately $64.9 million, or 13.9%, from approximately $467.7 million for the year ended June 30, 2000 to approximately $402.8 million for the year ended June 30, 2001. Fire protection services revenue increased by approximately $4.1 million, or 7.1%, from approximately $57.5 million for the year ended June 30, 2000 to approximately $61.6 million for the year ended June 30, 2001. Other revenue decreased by approximately $4.9 million, or 10.9%, from approximately $44.8 million for the year ended June 30, 2000 to approximately $39.9 million for the year ended June 30, 2001.

     The decrease in ambulance services revenue is primarily related to decreased volume in our domestic ambulance service areas. Domestic ambulance service revenue decreased approximately $53.5 million, or 12.8%, from approximately $418.6 million for the year ended June 30, 2000 to approximately $365.1 million for the year ended June 30, 2001. Approximately $38.1 million of the decrease is attributable to the closure of certain underperforming service areas in the third and fourth quarters of fiscal 2000. Additionally, there was a $2.4 million approximate decrease related to the loss of a contract in Lincoln, Nebraska. Domestic ambulance services revenue in areas served by our company in both fiscal 2001 and 2000 decreased by 4.6% or approximately $17.2 million. Total domestic ambulance transports decreased by approximately 166,000, or 13.1%, from 1,266,000 for the year ended June 30, 2000 to 1,100,000 for the year ended June 30, 2001. These decreases are a direct result of our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. Ambulance services revenue was further affected by a $6.6 million approximate decrease in revenue in Argentina related to decreases in memberships under capitated service arrangements due to the impact of the economic recession in Argentina and a $4.5 million approximate decrease in revenue generated from our former Canadian operations.

     Fire protection services revenue increased approximately $0.6 million due to new airport and industrial contracting activity, approximately $1.1 million due to rate increases under existing fire protection contracts, approximately $0.6 million due to forestry revenue increases and approximately $1.8 million due to rate and utilization increases for fire protection services.

     Approximately $4.3 million of the decrease in other revenue relates to decreases in revenue generated from alternative transportation services. Revenue generated from alternative transportation services has been a focus of our efforts to reduce transports in certain areas and improve the quality of our revenue. Additionally, approximately $2.9 million of the decrease in other revenue is related to decreases in Argentina medical clinic revenue. These decreases were offset by a $2.5 million increase in revenue related to our public/private alliance with the City of San Diego.

     OPERATING EXPENSES

     Payroll and employee benefit expenses decreased approximately $22.2 million, or 6.9%, from approximately $323.3 million for the year ended June 30, 2000 to approximately $301.1 million for the year ended June 30, 2001. Approximately $20.9 million of the decrease is attributable to the closure of certain underperforming service areas that were closed in the third and fourth quarters of fiscal 2000 and approximately $4.1 million of the decrease is related to the closure of our Canadian operations. Payroll and employee benefit expenses for the fiscal year ended June 30, 2001 includes approximately $5.0 million of additional workers compensation insurance expense related to increased claims experience, approximately $3.0 million related to the accrual of paid time off for field personnel due to changes in paid time off policies from previous years and approximately $5.4 million related to the accrual of incurred but not reported claims relating to health insurance as calculated by our third-party administrator. The remaining decrease reflects reductions in payroll and employee benefit expenses in existing service areas due to decreased transports as discussed above. Payroll and employee benefit expenses increased from approximately 56.7% of total revenue during the year ended June 30, 2000 to approximately 59.7% of total revenue during the year ended June 30, 2001. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue. Exclusive of the effect of the specific fiscal 2001 expenses identified earlier in this paragraph, we expect that payroll and employee benefit expenses will increase as a percentage of total revenue in fiscal 2002.

     During the year ended June 30, 2001 we recorded a $10.0 million provision related to underperformance in collections on service areas closed during fiscal 2000. In addition, we recorded a $6.4 million provision related to estimated underperformance in collections for service areas included in the fiscal 2001 restructuring. It has been our experience that once a service area has been exited, it becomes more difficult to collect outstanding receivables. As a result, management has now determined that any non-transport receivable in excess of 90 days outstanding will be reserved. This adjustment totaled $4.8 million at June 30, 2001. An additional $5.0 million provision was also recorded in the fourth quarter for contractual transport receivables that were deemed uncollectible.

     Provision for doubtful accounts was approximately $160.6 million for the year ended June 30, 2000 and approximately $102.5 million for the year ended June 30, 2001. Provision for doubtful accounts decreased from approximately 28.2% of total revenue for the year ended June 30, 2000 to approximately 20.3% of total revenue for the year ended June 30, 2001. Provision for doubtful accounts, excluding a $65.0 million provision taken in fiscal 2000 due to a change in method of estimation and a $9.8 million provision taken in fiscal 2000 for doubtful accounts related to specific accounts deemed uncollectible in certain service areas being closed or downsized as part of our restructuring program, was approximately 15.1% of total revenue for the year ended June 30, 2000. Provision for doubtful accounts, excluding the $26.2 million discussed above, was approximately 15.1% of total revenue for the year ended June 30, 2001. The provision for doubtful accounts increased from approximately 19.6% of domestic ambulance service revenue for the year ended June 30, 2000 to approximately 20.0% of domestic ambulance service revenue for the year ended June 30, 2001, excluding the additional provisions discussed above. Net accounts receivable on non-integrated collection systems currently represent 13.3% of total net accounts receivable at June 30, 2001. We will continue to review the benefits and timing of integrating the remaining non-integrated billing centers.

     Depreciation decreased approximately $3.2 million, or 12.8%, from approximately $25.0 million for the year ended June 30, 2000 to approximately $21.8 million for the year ended June 30, 2001, primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current year. Depreciation decreased from approximately 4.4% of total revenue for the year ended June 30, 2000 to approximately 4.3% of total revenue for the year ended June 30, 2001.

     Amortization of intangibles decreased by approximately $1.3 million, or 14.9%, from approximately $8.7 million for the year ended June 30, 2000 to approximately $7.4 million for the year ended June 30, 2001. This decrease was the result of the write-off of approximately $22.3 million of goodwill in conjunction with the restructuring charges recorded in the year ended June 30, 2000. Amortization was approximately 1.5% of total revenue for the year ended
June 30, 2000 and 2001, respectively. We anticipate that amortization expense (and, to a lesser extent, depreciation expense) will be reduced in fiscal 2002 as a result of the write-off of impaired assets in fiscal 2001.

     Other operating expenses increased approximately $23.5 million, or 19.8%, from approximately $118.5 million for the year ended June 30, 2000 to approximately $142.0 million for the year ended June 30, 2001. The increase is primarily due to additional general liability insurance reserves of $15.0 million. As explained more fully in the following paragraph, the accrual of approximately $1.3 million related to a Medicaid audit settlement and $1.0 million related to the write-off of amounts owed to us by a former owner. These amounts are offset by a decrease of approximately $6.4 million relating to closed service areas, as well as decreases in other operating expenses in existing service areas related to decreased transports. Other operating expenses increased from approximately 20.8% of total revenue for the year ended June 30, 2000 to approximately 28.0% of total revenue for the year ended June 30, 2001.

     Effective January 1, 2001, we refined our methodology of determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as the legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate.

     We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. A significant factor is the overall hardening of the insurance, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from vendors' perception of our financial position due to our current debt structure and cash position, as well as the qualified opinion currently issued with respect to our audited financial statements. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, cash flow and results of operations. Total premium cost for insurance in fiscal 2001 was approximately $7.8 million as compared to total premium cost of approximately $2.9 million in fiscal 2000. We have been able to self-fund these premium increases out of operating cash flow and have adjusted our budgetary assumptions to address anticipated future increases. We have budgeted approximately $12.1 million for projected total premium costs in fiscal 2002. Management does not believe that we will experience increases in future years at similar incremental rates; however, external factors beyond our control, such as the condition of the current insurance market and the potential market impact of the terrorist attacks of September 11, 2001, may cause such increases.

     Medical, fleet, and fire supplies are maintained in a central warehouse, numerous regional warehouses, and multiple stations, lockers, and vehicles. A physical inventory of all locations at June 30, 2001 revealed a shortage from recorded levels. Shrinkage, obsolescence, and supplies lost due to closures account for most of the shortage. To reduce the recorded inventory to the actual physical count, an adjustment of approximately $8.4 million was recorded as a component of other operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001. An estimated par level will be used for all non-warehouse inventory. The par level is based on the physical inventory counts taken at June 30, 2001, and will be adjusted based on periodic counts.

     During the year ended June 30, 2001, we recorded asset impairment charges of approximately $94.4 million. In conjunction with our annual budgeting process, which included a thorough review of current and potential future collection rates, the allocation of significantly higher insurance costs and continuing wage increases, a review of the future estimated undiscounted cash flows indicated impairment of the assets of certain domestic and international operations. Approximately $86.0 million ($41.7 million in domestic goodwill and $44.3 million in Argentina goodwill) relates to the impairment of goodwill and approximately $8.4 million relates to the impairment of fixed assets and other assets based on the criteria for impairment set forth in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

     During the year ended June 30, 2001, we disposed of our clinic operations in Argentina. The operations were sold in exchange for a long-term note. The loss related to this disposition totaled approximately $9.4 million.

     During the year ended June 30, 2001, we recorded a charge of approximately $9.3 million related to the loss of 911 contracts in Lincoln, Nebraska and Arlington, Texas. This charge included impairment of goodwill related to those operations of approximately $8.1 million. The remainder of the charge relates primarily to severance amounts incurred for employees of these operations.

     During the year ended June 30, 2001, we recorded a $9.1 million approximate restructuring charge related to the closure of certain service areas. The components of the charge were approximately $4.1 million write-off of goodwill, $2.4 million of lease termination costs, $1.5 million of severance costs and $1.1 million of other impaired assets and other costs.

     During the year ended June 30, 2000, we recorded a $43.3 million approximate restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were approximately $6.6 million of severance costs, $3.3 million of lease termination costs, $22.3 million write-off of goodwill, and $11.1 million write-off of other impaired assets and other costs.

     Interest expense increased by approximately $4.1 million, or 15.8%, from approximately $25.9 million for the year ended June 30, 2000 to approximately $30.0 million for the year ended June 30, 2001. This increase was caused by higher than average debt balances during fiscal 2001, fees, and additional interest incurred in conjunction with various waiver agreements.

     Our effective tax rate decreased from approximately 24.8% for the year ended June 30, 2000 to approximately (0.8)% for the year ended June 30, 2001. The decrease in the effective tax rate is primarily due to the impact of the valuation allowance and other permanent differences, consisting of goodwill write-offs and amortization. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of approximately $102 million has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes."

     During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

     The cumulative effect of a change in accounting principle resulted in a $541,000 approximate charge (net of tax benefit of approximately $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES.

     YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 2000

     REVENUE

     Total revenue increased approximately $8.7 million, or 1.5%, from approximately $561.4 million for the year ended June 30, 1999 to approximately $570.1 million for the year ended June 30, 2000. Ambulance services revenue increased approximately $0.1 million, or 0.02%, from approximately $467.6 million for the year ended June 30, 1999 to approximately $467.7 million for the year ended June 30, 2000. Domestic ambulance services revenue in areas served by our company in both fiscal 2000 and 1999 increased by approximately 2.5%. Fire protection services revenue increased by approximately $7.0 million, or 14.0%, from approximately $50.5 million for the year ended June 30, 1999 to approximately $57.5 million for the year ended June 30, 2000. Other revenue increased by approximately $1.6 million, or 3.7%, from approximately $43.2 million for the year ended June 30, 1999 to approximately $44.8 million for the year ended June 30, 2000.

     Total domestic ambulance transports decreased by approximately 22,000, or 1.7%, from approximately 1,288,000 for the year ended June 30, 1999 to approximately 1,266,000 for the year ended June 30, 2000 due to our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. The effect on revenue caused by the reduction in transports was more than offset by transports generated through new contracting activity as well as increases in average patient charges in other areas.

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

     OPERATING EXPENSES

     Payroll and employee benefit expenses increased approximately $26.0 million, or 8.7%, from approximately $297.3 million for the year ended June 30, 1999 to approximately $323.3 million for the year ended June 30, 2000. Payroll and employee benefit expenses for the fiscal year ended June 30, 2000 includes approximately $14.8 million of additional health and workers compensation insurance expense due to a significant increase in the utilization of insurance benefits experienced during the closure of certain service areas as well as the development of certain existing claims. Payroll expense related to our new contracting activity during the fiscal year ended June 30, 2000 contributed approximately $7.3 million to the increase, and the remainder was attributable to higher average labor costs in certain service areas. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration (HCFA) compliance. Payroll and employee benefit expenses increased from approximately 53.0% of total revenue during the year ended June 30, 1999 to approximately 56.7% of total revenue during the year ended June 30, 2000. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

     Because of the continuing difficulties encountered in the healthcare reimbursement environment, we accelerated our emphasis during fiscal 2000 on increasing the quality of our revenue in exiting service areas or substantially reducing service where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payers. We shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. We analyzed the various payer classes within our accounts receivable balance and the increasing costs to collect these receivables.

     Based on the increasingly unpredictable nature of healthcare accounts receivable and the increasing costs to collect those receivables, we concluded that the process changes had not brought about the benefits anticipated. As a result, we changed our method of estimating our allowance for doubtful accounts effective October 1, 1999. Under our new method of estimation, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. We provide specific allowances based upon the age of the accounts receivable within each payer class and also provide for general allowances based upon historic collection rates within each payer class. Payer classes include Medicare, Medicaid, and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts in fiscal 2000, which is stated separately in the accompanying financial statements. We anticipate that this change will result in increases in our provision rate for doubtful accounts in future periods. During fiscal 2000, we continued to increase our focus on higher quality revenue by reducing the amount of non-emergency ambulance transports in selected service areas and continued previously implemented initiatives to maximize the collection of our accounts receivable. Also, during the fiscal year ended June 30, 2000, we recorded a $9.8 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program.

     Provision for doubtful accounts was approximately $81.2 million for the year ended June 30, 1999 and approximately $160.6 million for the year ended June 30, 2000. Provision for doubtful accounts increased from approximately 14.5% of total revenue for the year ended June 30, 1999 to approximately 28.2% of total revenue for the year ended June 30, 2000. Provision for doubtful accounts, using the new method of estimation but excluding the $65.0 million additional provision due to the change in method of estimation and the $9.8 million additional provision for doubtful accounts related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program, was approximately 14.5% of the total revenue for the year ended June 30, 1999 and approximately 15.1% of total revenue for the year ended June 30, 2000. The provision for doubtful accounts increased from approximately 19.5% of domestic ambulance service revenue for the year ended June 30, 1999 to approximately 19.6% of domestic ambulance service revenue for the year ended June 30, 2000, excluding the additional provision of $65.0 million described above and the $9.8 million additional provision. Net accounts receivable on non-integrated collection systems represented approximately 7.6% of total net accounts receivable at June 30, 2000.

     Depreciation increased approximately $0.8 million, or 3.3%, from approximately $24.2 million for the year ended June 30, 1999 to approximately $25.0 million for the year ended June 30, 2000, primarily due to increased property and equipment from recent new contracting activity. Depreciation increased from approximately 4.3% of total revenue for the year ended June 30, 1999 to approximately 4.4% of total revenue for the year ended June 30, 2000.

     Amortization of intangibles decreased by approximately $0.5 million, or 5.4%, from approximately $9.2 million for the year ended June 30, 1999 to approximately $8.7 million for the year ended June 30, 2000. This decrease was the result of the write-off of approximately $22.3 million of goodwill in conjunction with the restructuring charges recorded in the year ended June 30, 2000. Amortization decreased from approximately 1.6% of total revenue for the year ended June 30, 1999 to approximately 1.5% of total revenue for the year ended June 30, 2000.

     Other operating expenses increased approximately $19.8 million, or 20.1%, from $98.7 million for the year ended June 30, 1999 to approximately $118.5 million for the year ended June 30, 2000. Of the approximate $19.8 million increase, approximately $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, approximately $2.0 million was attributable to operations in services areas with newly acquired contracts, approximately $4.2 million was attributable to the operation of a company that was acquired in the third quarter of fiscal 1999, approximately $3.8 million was attributable to additional insurance expense related primarily to general liability claims, approximately $1.8 million was attributable to the write-off of impaired assets, and approximately $1.7 million was attributable to an increase in domestic fuel costs. Other operating expenses increased from approximately 17.6% of total revenue for the year ended June 30, 1999 to approximately 20.8% of total revenue for the year ended June 30, 2000. The increased service utilization in our Argentine operations also contributed to the increase in operating expenses as a percentage of total revenue.

     During the year ended June 30, 2000, we recorded a $43.3 million approximate restructuring charge related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead. The components of the charge were approximately $6.6 million of severance costs, $3.3 million of lease termination costs, $22.3 million write-off of goodwill, and $11.1 million write-off of other impaired assets and other costs. During the year ended June 30, 1999, we recorded a non-recurring pre-tax charge of approximately $2.5 million for severance payments related to certain members of senior management who have left our company.

     Interest expense increased by $4.5 million, or 21.0%, from $21.4 million for the year ended June 30, 1999 to $25.9 million for the year ended June 30, 2000. This increase was caused by higher debt balances, fees, and additional interest incurred in conjunction with various waiver agreements and higher interest rates than historically incurred.

     Our effective tax rate decreased from 42.1% for the year ended June 30, 1999 to 24.8% for the year ended June 30, 2000. The decrease in the effective tax rate is due to the impact of permanent differences, primarily consisting of goodwill write-offs and amortization and a valuation allowance. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of approximately $12.8 million has been provided because the company believes that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes."

     During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling approximately $3.4 million.

     The cumulative effect of a change in accounting principle resulted in a $541,000 approximate charge (net of tax benefit of approximately $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES.

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 2001 and 2000. The operating results of any quarter are not necessarily indicative of results of any future period.

                                SEPT. 30,  DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,     JUNE 30,
                                  1999      1999(1)     2000(2)     2000(3)      2000       2000(4)     2001(5)     2001(6)
                                --------   --------    --------    --------    --------    --------    --------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Ambulance service ..........  $116,897   $121,109    $119,902    $109,833    $101,742    $100,202    $101,923    $  98,966
  Fire protection ............    13,063     14,551      14,981      14,954      15,724      15,140      15,364       15,345
  Other revenue ..............    11,240     11,447      11,515      10,582      10,772       9,867       9,435        9,836
                                --------   --------    --------    --------    --------    --------    --------    ---------
  Total revenue ..............   141,200    147,107     146,398     135,369     128,238     125,209     126,722      124,147
  Operating income (loss) ....     9,581    (57,978)    (18,002)    (42,921)      3,213     (13,770)    (16,034)    (165,862)
  Net income (loss) ..........     1,884    (42,386)    (16,615)    (44,156)     (4,085)    (21,574)    (23,646)    (177,426)
Diluted earnings (loss)
  per share ..................  $   0.13   $  (2.91)   $  (1.14)   $  (3.02)   $  (0.28)   $  (1.47)   $  (1.60)   $  (11.91)
                                ========   ========    ========    ========    ========    ========    ========    =========

----------
(1) In the second quarter of the year ended June 30, 2000, we recorded a $65.0 million additional provision for doubtful accounts related to a change in our method of estimating doubtful accounts.

(2) In the third quarter of the year ended June 30, 2000, we recorded a pre-tax restructuring charge of approximately $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and approximately $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(3) In the fourth quarter of the year ended June 30, 2000, we recorded a pre-tax restructuring charge of approximately $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and approximately $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(4) In the second quarter of the year ended June 30, 2001, we recorded $10.0 million additional provision for doubtful accounts related to the underrealization of receivables in service areas closed in fiscal year 2000. We also recorded a $5.2 million approximate charge related to the loss of an exclusive 911 contract in Lincoln Nebraska.

(5) In the third quarter of the year ended June 30, 2001, we recorded a $5.0 million charge related to increased claims experience in workers compensation. Additionally we recorded a $15.0 million charge related to changes in estimates impacting our reserves for general liability claims.

(6) In the fourth quarter of the year ended June 30, 2001, we recorded approximately $16.2 million provision for doubtful accounts, $94.4 million of asset impairment charges, $9.4 million related to the disposition of clinic operations in Argentina, $9.1 million of restructuring charges, a $4.1 million charge related to the loss of an exclusive 911 contract in Arlington Texas, $5.4 million related to increased claim estimates on health insurance, $3.0 million related to accrual of paid time off for field personnel, $8.4 million related to inventory write-offs, $1.3 million related to Medicaid audit, $1.0 million related to write-off of amounts due from former seller, $8.5 million related to adjustments related to Argentina, $3.1 million of other asset write-offs, and $4.0 million related to a "put" by minority joint venture partner.

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

     During the year ended June 30, 2001, cash flow provided by operations was approximately $5.4 million resulting primarily from net losses of approximately $226.7 million, offset by non-cash expenses of depreciation and amortization of approximately $29.2 million, provision for doubtful accounts of approximately $102.5 million, and write-offs of assets of approximately $114.8 million. Additionally, we experienced an increase in accrued liabilities of approximately $39.1 million and an increase in accounts receivable of approximately $62.1 million. Cash flow used in operations was approximately $11.4 million for the year ended June 30, 2000.

     Cash used in financing activities was approximately $5.9 million for the year ended June 30, 2001, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations. Cash provided by financing activities was approximately $28.3 million for the year ended June 30, 2000.

     Cash used in investing activities was approximately $1.3 million for the year ended June 30, 2001 due primarily to capital expenditures of approximately $5.8 million offset by proceeds from the sale of property and equipment of approximately $2.0 million and decreases in other assets of approximately $2.5 million. Cash used in investing activities was approximately $13.8 million for the year ended June 30, 2000, due in part to capital expenditures of approximately $15.9 million.

     Our gross accounts receivable as of June 30, 2001 and June 30, 2000 were approximately $168.5 million and approximately $231.7 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $103.3 million and $143.9 million as of such dates, respectively. We believe that the decrease in net accounts receivable is due to many factors, including additional provision for doubtful accounts and overall improvement in collections on existing operations.

     The allowance for doubtful accounts decreased from approximately $87.8 million at June 30, 2000 to approximately $65.2 million at June 30, 2001. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. As discussed above, we have instituted initiatives to improve our collection procedures, and we have changed our method of estimating our allowance for doubtful accounts effective in the second quarter of fiscal 2000. While management believes that we now have a more predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

     We have set aside operational cash flow into designated "loss fund" accounts, which cash is restricted to the payment of our deductible obligations as required under certain insurance policies. In connection with our comprehensive general, automobile and professional policies, we have set aside $1.6 million and budgeted for an additional $800,000 of cash deposits into the "loss fund" account to fund deductible payments related to fiscal 2001 policy year claims; approximately $3.0 million of cash deposits into the "loss fund" account have been budgeted to fund deductible payments related to the fiscal 2002 policy year claims. Additionally, during fiscal 2002, we will set aside approximately $6.3 million of operational cash flow, in order to fund, in advance, our anticipated total deductible obligation for fiscal 2002 workers compensation claims.

     Under the terms of a joint venture agreement between a minority joint venture partner and us, the partner was entitled to "put" the minority interest to us on October 20, 2000 for a payment anticipated to be a net payment of approximately $5.1 million. We then had the option to delay the "put" for a period of one year. The minority joint venture partner indicated his intention to exercise the "put" option and we indicated our intention to delay the "put" for a year. We have commenced negotiations with the partner. Our liquidity and financial position may be materially adversely affected if the exercise of the put is valid and we are unable to negotiate satisfactory payment terms with the partner.

     We have a $143.0 million revolving credit facility, as amended, that matures March 16, 2003. The credit facility is unsecured and is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depend on our meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios.

     The revolving credit facility initially was priced at the greater of (i) prime rate, (ii) Federal Funds rate plus 0.5% plus the applicable margin, or
(iii) a LIBOR-based rate. The LIBOR-based rates ranged from LIBOR plus 0.875% to LIBOR plus 1.75%. As discussed below, during March 2000, all borrowings became priced at prime rate plus 0.25%. At June 30, 2001, the weighted average interest rate was approximately 7.0% on the revolving credit facility. Approximately $143.0 million was outstanding on the revolving credit facility at June 30, 2001. We have received a compliance waiver, as amended, regarding the financial covenants contained in our revolving credit facility, which covers the periods from December 31, 1999 through December 3, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waiver, as amended, provides , among other things, that no additional borrowings will be available to us through the end of the waiver period, December 3, 2001. There is no assurance that we are in compliance with all of the technical conditions of the waiver, as amended.

     As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver, as amended, we are accruing additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. We have recorded approximately $3.8 million related to this additional interest expense through June 30, 2001, approximately $3.3 million of which remains in accrued liabilities at June 30, 2001. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. Management believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our financial condition. There can be no assurance that an amendment or restructuring of the revolving credit facility can be negotiated on satisfactory terms, or at all.

     Although we are not aware of any event of default under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150.0 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at June 30, 2001 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor". This reclassification, together with significant losses incurred in fiscal 2000 and 2001, has resulted in our independent accountants modifying their fiscal year end audit report to include a statement that these uncertainties create substantial doubt about our ability to continue as a going concern. The existence of a going concern statement may make it more difficult to pursue additional capital through public or private debt or equity financings. Our inability to successfully negotiate an amendment to our revolving credit facility could have a material adverse effect on our ability to continue as a going concern.

     Including the classification of entire outstanding balance under the revolving credit facility as a current liability at June 30, 2001, we had a working capital deficiency of approximately $273.4 million, including cash of approximately $8.7 million, compared to a working capital deficiency of approximately $192.5 million, including cash of approximately $10.3 million, at June 30, 2000.

     In November 1998, we entered into an interest rate swap agreement that originally expired in November 2003 with a provision for the lending party to terminate the agreement in November 2000. The interest rate swap agreement effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. We paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was approximately 5.2%. As a result of this swap agreement interest expense was reduced by approximately $106,000 during the year ended June 30, 1999. In June 1999, we terminated the interest rate swap agreement and received a termination fee of approximately $604,000. Such amount was amortized as a reduction of interest expense on a straight-line basis through November 2003.

     In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At June 30, 2001 the interest rate was 5.7% on the lease line of credit. Approximately $0.9 million was outstanding on this line of credit at June 30, 2001.

     In March 1998,  we issued  $150.0  million of 7 7/8% Senior  Notes due 2008
(the Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at June 30, 2001 was approximately $173,000, and this amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May

14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 4 of notes to our consolidated financial statements. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     Assuming that we receive continued waivers under our revolving credit facility (of which there can be no assurance), we expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our planned operating and capital needs for the twelve months subsequent to June 30, 2001. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections.

     As noted above, we have received a series of waivers since February 2000 in relation to our noncompliance with financial covenants under our revolving credit facility. We are currently operating under a waiver that will expire on December 3, 2001. We will not be in compliance with these financial covenants on December 3, 2001, and there can be no assurance that we will continue to receive waivers from our lenders. If we fail to receive additional waivers from our lenders we will be in default under our revolving credit facility or the agreement for the senior notes or both. A default under the senior notes or our revolving credit facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to obtain additional waivers could have a material adverse effect on our ability to continue as a going concern.

     We have been actively working with the lenders under our revolving credit facility during the term of the covenant waivers to structure a long-term financing solution. In connection with these efforts, we have retained an investment banking firm to assist us in evaluating available alternatives. We believe our current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure our debt. However, there can be no assurance we will sustain our targeted levels of operating cash flow or that we can accomplish an arrangement with regard to our debt on terms acceptable to us, or at all. Any such arrangement may involve the conversion of all or a portion of our debt to equity or other similar transactions that could result in material and substantial dilution to existing stockholders. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current stockholders. If we are unable to reach a long-term agreement with our lenders, our business, operating results, financial condition and ability to continue as a going concern will be materially adversely affected.

     During the year ended June 30, 1999, we made investments in companies offering ambulance services, ambulance billing services, and alternative transportation services. We contributed cash, accounts receivable, and fixed assets totaling approximately $1.9 million at June 30, 1999 to these businesses. During the year ended June 30, 2000, one of these investments was determined to be impaired and amounts totaling $1.6 million were written-off. These amounts represent the initial investment plus other amounts loaned to the company. These investments have been recorded using the cost method of accounting.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the country in which it is operating. At June 30, 2001, our balance sheet reflects a $14,000 cumulative equity adjustment (increase) from foreign currency translation. During the year ended June 30, 2000, we recognized a $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows, and results of operations. We do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. See "Risk Factors -- We face additional risks associated with our international operations contained in Item 7 of this Report.

                                  RISK FACTORS

     THE FOLLOWING RISK FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS.

WE HAVE SIGNIFICANT INDEBTEDNESS.

     We have significant indebtedness. As of June 30, 2001, we have approximately $295.7 million of consolidated indebtedness, consisting primarily of $150.0 million of 7 7/8% senior notes due in 2008 and approximately $143.0 million outstanding under our revolving credit facility maturing March 2003. We currently are operating under a waiver relating to noncompliance with certain technical financial covenants imposed by the revolving credit facility. We have complied with all payment obligations arising under our revolving credit facility and the senior notes.

     Our ability to service our debt depends on our future operating performance, which is affected by governmental regulations, the state of the economy, financial factors, and other factors, certain of which are beyond our control. We may not generate sufficient funds to enable us to make our periodic debt payments. Failure to make our periodic debt payments could have a material adverse effect on our ability to continue as a going concern.

WE ARE OPERATING UNDER A TEMPORARY COMPLIANCE WAIVER WITH RESPECT TO CERTAIN TECHNICAL FINANCIAL COVENANTS UNDER OUR REVOLVING CREDIT FACILITY.

     The agreement governing the terms of the senior notes contains certain covenants limiting our ability to:

     *  incur certain additional debt           *  create certain liens
     *  pay dividends                           *  issue guarantees
     *  redeem capital stock                    *  enter into transactions with affiliates
     *  make certain investments                *  sell assets
     *  issue capital stock of subsidiaries     *  complete certain mergers and consolidations

     The revolving credit facility contains other more restrictive covenants and requires us to satisfy certain financial tests, including a total debt leverage ratio, a total debt to total capitalization ratio, and a fixed charge ratio. Currently, we are not in compliance under our revolving credit facility with respect to certain technical financial covenants, including a total debt leverage ratio, a total debt to total capitalization ratio, and a fixed charge ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

     We have received waivers of covenant compliance under our revolving credit facility covering periods from February 2000 through December 3, 2001, as we were not in compliance with the technical financial covenants as described above. In accordance with the waiver, we are accruing an additional 2% annual deferred interest on the amounts we owe under our revolving credit facility. To date, we have paid approximately $4.0 million in principal on our revolving credit facility in connection with the covenant waivers.

     A breach of the waiver or any of the covenants or other terms of our debt could result in an event of default under the credit facility or the senior notes or both, which could have a material adverse effect on our ability to continue as a going concern. We may not be in compliance with certain of the technical financial conditions of the waiver; however, the lenders have not asserted that we have failed to comply with any such requirements.

WE MAY NOT CONTINUE TO RECEIVE WAIVERS OF FINANCIAL COVENANTS FROM OUR LENDERS.

     As noted above, we have received a series of waivers since February 2000 in relation to our noncompliance with certain technical financial covenants under our revolving credit facility. We are currently operating under a waiver that will expire on December 3, 2001. We will not be in compliance with these financial covenants on December 3, 2001, and we may not continue to receive waivers from our lenders. If we fail to receive additional waivers from our lenders we may be in default under our revolving credit facility or the agreement for the senior notes or both. A default under the senior notes or our revolving credit facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to obtain additional waivers could have a material adverse effect on our ability to continue as a going concern.

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE RENDERED A REPORT THAT INCLUDES A GOING CONCERN STATEMENT.

     The senior notes and the credit facility have been reclassified as a current liability under accounting rules relating to debt that is callable by the creditor since we are operating under a waiver under our credit facility. This, in addition to the significant operating losses incurred in fiscal 2000 and 2001, as well as those items discussed in Note 1 of the Notes to Consolidated Financial Statements, have resulted in our independent public accountants modifying their report to include a statement that these uncertainties create substantial doubt about our ability to continue as a going concern. The existence of a going concern statement generally makes it more difficult to obtain trade credit, insurance and surety bonding, or additional capital through public or private debt or equity financings. The going concern statement also may make it more difficult to maintain existing customer relationships and to initiate new customer relationships.

WE MAY NOT BE ABLE TO RESTRUCTURE OUR EXISTING DEBT.

     We have been actively working with the lenders under our revolving credit facility during the term of the covenant waivers to structure a long-term financing solution. In connection with these efforts, we have retained an investment banking firm to assist us in evaluating available alternatives. We believe our current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure our debt. However, we may be unable to sustain our targeted levels of operating cash flow, and we may be unable to accomplish an arrangement with regard to our debt on terms acceptable to us, or at all. If we are able to reach an arrangement with our lenders, the agreement may involve the conversion of all or a portion of our debt to equity or other similar transactions that could result in material and substantial dilution to existing stockholders. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences, or privileges senior to our current stockholders. If we are unable to reach a long-term agreement with our lenders, our business, operating results, financial condition and ability to continue as a going concern will be materially adversely affected.

WE MAY NOT BE ABLE TO SUSTAIN SUFFICIENT OPERATING CASH FLOW.

     Despite significant net losses in fiscal 2001 and 2000, our restructuring efforts have enabled us to self-fund our obligations since March 2000 from existing cash reserves and operating cash flow. However, we may be unable to sustain our targeted levels of operating cash flow. Our ability to sustain our operating cash flow will depend upon various factors, including industry conditions, economic conditions, competitive conditions, and other factors, many of which are beyond our control. If we are unable to sustain our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, or other matters) we will need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. The terms of our waiver agreement currently restrict us from borrowing under the revolving credit facility. The revolving credit facility and the senior notes also restrict our ability to provide collateral to any prospective lender. Failure to maintain adequate operating cash flow will have a material adverse effect on our business, operating results, financial condition, and ability to continue as a going concern.

WE OPERATE THROUGH OUR SUBSIDIARIES.

     We are a holding company and conduct substantially all of our operations through our direct and indirect subsidiaries. To make our periodic debt payments, we must have access to the cash flow of our subsidiaries, whether through loans, dividends, distributions, or otherwise. While our subsidiaries are separate and distinct legal entities, we have always operated on a consolidated basis for cash management purposes. In addition, substantially all of our subsidiaries have guaranteed the senior notes and the revolving credit facility. Nonetheless, our ability to make our debt payments could be subject to legal, contractual, and other restrictions that could hinder or prevent us from gaining access to the cash flow of our subsidiaries. With respect to any obligation not specifically guaranteed by the subsidiaries, those separate and distinct legal entities have no obligation, contingent or otherwise, to pay any amounts. Accordingly, the holders of any debt of our subsidiaries will be entitled to payment from the assets of such subsidiaries prior to the holders of any of our general, unsecured obligations. As of June 30, 2001, our subsidiaries had $2.9 million of debt in addition to their guarantees of the senior notes and the revolving credit facility.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYERS AND INDIVIDUALS.

     We receive a substantial portion of our payments for ambulance services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 81% of our ambulance fee collections from such third-party payers during fiscal 2000, including approximately 23% from Medicare. In fiscal 2001, we received approximately 87% of ambulance fee collections from these third parties, including approximately 25% from Medicare.

     The reimbursement process is complex and can involve lengthy delays. From time to time, we experience these delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide ambulance services; however, there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our Medicare and Medicaid reimbursement claims and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process adversely affect the level of accounts receivable, increase the overall costs of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs.

     We also face the continuing risk of non-reimbursement to the extent that uninsured individuals require emergency ambulance service in service areas where an adequate subsidy is not provided. Amounts not covered by third-party payers are the obligations of individual patients. We may not receive whole or partial reimbursement from these uninsured individuals. We continually review the mix of activity between emergency and general medical transport in view of the reimbursement environment and evaluate methods of recovering these amounts through the collection process.

     We establish an allowance for doubtful accounts based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

     The risks associated with third-party payers and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our collection policies or our allowance for doubtful accounts receivable may not be adequate.

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

     In addition, the "Balanced Budget Act of 1997" became law in August 1997. This law in part provides for the development, negotiation, and implementation of prospective fee schedule for Medicare reimbursement of ambulance services. The new law also reduces the annual rate adjustment for Medicare reimbursements from the Consumer Price Index, or CPI, to CPI less one percentage point.

     Upon implementation, the new law will require that ambulance service providers accept assignment whereby we receive payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The new law also stipulates that individual states may now elect not to provide payment for cost-sharing for coinsurance, or copayments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     In January 1999, HCFA/CMMS announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA/CMMS announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. HCFA/CMMS also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

     The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. On November 30, 2000, HCFA/CMMS notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. As of this filing, HCFA/CMMS has not established an implementation date for the final fee schedule and rules. The final outcome of the proposed rules and the effect of the prospective fee schedule is uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payers and budget pressures on payer sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate of increase in the CPI, could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

     State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 13% of total revenue for fiscal 2000 and approximately 15% of total revenue for fiscal 2001. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

NUMEROUS GOVERNMENTAL ENTITIES REGULATE OUR BUSINESS

     Numerous federal, state, local, and foreign laws and regulations govern various aspects of the business of ambulance service and fire fighting service providers, covering matters such as licensing, rates, employee certification, environmental matters, and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state, local, or foreign governments could:

     *    change existing laws or regulations,

     * adopt new laws or regulations that increase our cost of doing business,

     *    lower reimbursement levels,

     *    choose to provide services for themselves, or

     * otherwise adversely affect our business, financial condition, cash flows, and results of operations.

     We could encounter difficulty in complying with all applicable laws and regulations.

HEALTH CARE REFORMS AND COST CONTAINMENT MAY AFFECT OUR BUSINESS.

     Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which protects the privacy of patients' health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, requires covered entities to comply with the final rule's provisions by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. Our Corporate Compliance Committee has formed a HIPAA Subcommittee to address the impact of HIPAA and to consider changes to or enactment of policies and/or procedures which may need to be implemented to comply under the final rule. Because the impact of HIPAA on the health care industry is not known at this time, we may incur significant costs associated with implementation and continued compliance with HIPAA or further legislation which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

     In addition, managed care providers are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. Changing industry practices could have an adverse effect on our business, financial condition, cash flows, and results of operations.

CLAIMS AGAINST US COULD EXCEED OUR INSURANCE COVERAGE. WE HAVE EXPERIENCED MATERIAL INCREASES IN THE COST OF OUR INSURANCE COVERAGE.

     We are subject to a significant number of accident, injury and malpractice claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. The coverage limits of our policies may not be adequate. In addition, we may experience claims within our deductibles and self-insured retentions in amounts greater than expected. Such increased costs and potential liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

     In fiscal 2000 and 2001, we experienced significant increases in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages.

     Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. Sustained and substantial annual increases in premiums and requirements for collateral and/or restricted funds could have a material adverse effect on our business, financial condition, cash flow, and results of operations.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     On July 30, 2001, the Nasdaq Stock Market notified us that we were not in compliance with a Nasdaq SmallCap maintenance standard. This standard requires that we maintain at least a $1.00 minimum bid price. Under the Nasdaq notice, we had until October 29, 2001 to comply with the maintenance requirement. In order to comply, our common stock had to trade above $1.00 for at least ten consecutive trading days prior to such date.

     On September 27, 2001, Nasdaq announced, effective immediately, it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. In particular, companies currently under review for failure to maintain such requirements, as we are, have been removed from the compliance process with respect to the bid price and public float requirements. The suspension of these requirements will remain effective until January 2, 2002, and no deficiencies will accrue during the suspension period.

     On such date Nasdaq reinstates these requirements, which currently is January 2, 2002, we will again become subject to such requirements. In addition, if our time period to comply is tolled during Nasdaq's suspension period and not reset, we will have approximately 30 days from such date to comply with the requirement that our common stock trade above $1.00 for at least 10 consecutive trading days. As of September 21, 2001, our common stock has not traded in excess of $1.00 on any day since the date we received notice from Nasdaq.

     In addition, we must continue to meet other maintenance requirements including either stockholders' equity, market capitalization or net income. Nasdaq has amended the old net tangible asset test and replaced it with a stockholders' equity test. Companies will have until November 2002 to achieve compliance with the stockholders' equity test if that is the alternative maintenance standard with which they are complying.

     If we do not satisfy the maintenance requirements, we may decide to appeal the decision by Nasdaq to delist our common stock, or we may decide to apply for quotation on the OTC Bulletin Board or any other organized market on which our shares may be eligible for trading.

     As a result of delisting from the Nasdaq SmallCap Market, investors would have significantly less liquidity, limited availability of quotations, and more difficulty purchasing and selling our common stock, even if our common stock continues to trade on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. All of these factors could have a material adverse effect on the market price of our common stock.

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

     We depend to a great extent on certain contracts with municipalities or fire districts to provide 911 emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 13.9% of total revenue for the fiscal year ended June 30, 2000 and approximately 16.1% of total revenue for the fiscal year ended June 30, 2001. One of these contracts accounted for approximately 3% of total revenue for the fiscal year ended June 30, 2000 and approximately 4% of total revenue for the fiscal year ended 2001. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

     Our contracts with municipalities and fire districts and with managed care organizations and health care providers are short term or open-ended or for periods ranging from two years to five years. During such periods, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we may consider factors, such as weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. We face certain risks in attempting to terminate unfavorable contracts prior to their expiration because of the possibility of forfeiting performance bonds and the potential adverse political and public relations consequences. Our inability to terminate or amend unfavorable contracts could have a material adverse effect on our business, financial condition, cash flows, and results of operations. We also face the risk that areas in which we provide fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities.

WE FACE RISKS ASSOCIATED WITH OUR PRIOR RAPID GROWTH, INTEGRATION, AND ACQUISITIONS.

     We must integrate and successfully operate the ambulance service providers that we have acquired. The process of integrating management, operations, facilities, and accounting and billing and collection systems and other information systems requires continued investment of time and resources and can involve difficulties, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Unforeseen liabilities and other issues also could arise in connection with the operation of businesses that we have previously acquired or may acquire in the future. Our acquisition agreements contain purchase price adjustments, rights of set-off, indemnification, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. However, these purchase price adjustments, rights of set-off, indemnification, and other remedies expire and may not be sufficient to compensate us in the event that any liabilities or other issues arise.

WE FACE ADDITIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     We currently maintain operations in Latin America, with ambulance and healthcare services provided in Argentina, as well as aircraft rescue and fire fighting services to several airports in Bolivia. In addition to other business risks discussed herein, we are subject to various risks associated with international operations, including the following:

     *    management of a multi-national organization,

     *    fluctuations in currency exchange rates,

     * compliance with local laws and other regulatory requirements and changes in such laws and requirements,

     *    restrictions on the repatriation of funds,

     *    inflationary conditions,

     *    employment and severance issues,

     *    political and economic instability, including economic recessions,

     *    war or other hostilities,

     *    expropriation or nationalization of assets,

     *    overlap of tax structures and imposition of new taxes, and

     *    renegotiation or nullification of contracts.

     The inability to effectively manage these and other risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

     Certain of our international customers receive services under capitated service arrangements. During periods of high utilization, as we have experienced in Argentina particularly during the winter months, our operations experience greater utilization of services under these capitated service arrangements. During these periods, our operations incur increased expenses without a corresponding increase in revenue.

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

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY.

     The ambulance service industry is highly competitive. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities consider the following factors in awarding a contract:

     *    quality of medical care,

     *    historical response time performance,

     *    customer service,

     *    financial stability, and

     *    personnel policies and practices.

     We currently compete with the following entities to provide ambulance services:

     *    governmental entities (including fire districts),

     *    hospitals,

     *    other national ambulance service providers,

     *    large regional ambulance service providers, and

     *    local and volunteer private providers.

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

     Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. We cannot provide assurance that:

     * we will be able continue to maintain current contracts or subscription or to obtain additional fire protection business on a contractual or subscription basis;

     * fire districts or municipalities will not choose to provide fire protection services directly in the future; or

     *    areas in which we provide services through  subscriptions  will not be
          converted   to   tax-supported    fire   districts   or   annexed   by
          municipalities.

WE DEPEND ON OUR MANAGEMENT AND OTHER KEY PERSONNEL.

     Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Low unemployment in certain market areas currently makes the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. Our internal growth will further increase the demand on our resources and require the addition of new personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel. Failure to retain or replace our key personnel may have an adverse effect on our business.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Certain provisions of our certificate of incorporation, shareholders' rights plan and Delaware law could make it more difficult for a third party to acquire control of our company, even if a change in control might be beneficial to stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We face increased interest expenses associated with interest rate under certain debt. We have entered into interest rate swap agreements to limit the effect of increases in the interest rates on our floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements as of June 30, 2001 and for each of the fiscal years in the three-year period ended June 30, 2001 together with related notes and the report of Arthur Andersen LLP are set forth on the following pages.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

     We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries (collectively, the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows, and comprehensive income (loss) for each of the three years in the period ended June 30, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is operating under a waiver of certain financial covenants contained in its revolving credit facility, has a significant working capital deficiency, cannot borrow additional funds from its revolving credit facility, and incurred significant losses for the years ended June 30, 2000 and 2001. These as well as other matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
October 12, 2001

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                                                     2001           2000
                                                                  ---------      ---------
                                                                       (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash ........................................................     $   8,699      $  10,287
Accounts receivable, net of allowance for doubtful accounts
  of $65,229 and $87,752 respectively .......................       103,260        143,905
Inventories .................................................        13,173         19,070
Prepaid expenses and other ..................................         5,192          6,552
                                                                  ---------      ---------
          Total current assets ..............................       130,324        179,814
PROPERTY AND EQUIPMENT, net .................................        57,999         85,919
INTANGIBLE ASSETS, net ......................................        92,424        207,200
OTHER ASSETS ................................................        17,787         18,284
                                                                  ---------      ---------
                                                                  $ 298,534      $ 491,217
                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable ............................................     $  12,915      $  16,135
Accrued liabilities .........................................        96,340         57,087
Current portion of long-term debt ...........................       294,439        299,104
                                                                  ---------      ---------
          Total current liabilities .........................       403,694        372,326
LONG-TERM  DEBT, net of current  portion ....................         1,286          2,850
NON-REFUNDABLE SUBSCRIPTION INCOME ..........................        15,701         14,989
OTHER LIABILITIES ...........................................            --            101
                                                                  ---------      ---------
          Total liabilities .................................       420,681        390,266
                                                                  ---------      ---------
MINORITY INTEREST ...........................................         8,379          5,360
                                                                  ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none issued at June 30, 2001 and 2000 .........
Common stock, $.01 par value, 23,000,000 shares authorized,
  14,899,920 and 14,626,336  shares  outstanding at June
  30, 2001 and 2000, respectively ...........................           152            149
Additional paid-in capital ..................................       137,948        137,603
Accumulated deficit .........................................      (267,401)       (40,670)
Cumulative translation adjustment ...........................            14           (252)
Treasury stock, at cost, 149,456 shares at June 30, 2001
  and 2000 ..................................................        (1,239)        (1,239)
                                                                  ---------      ---------
          Total stockholders' equity (deficit)...............      (130,526)        95,591
                                                                  ---------      ---------
                                                                  $ 298,534      $ 491,217
                                                                  =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                  2001           2000           1999
                                                               ---------      ---------      ---------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUE
  Ambulance services .....................................     $ 402,833      $ 467,741      $ 467,632
  Fire protection services ...............................        61,573         57,549         50,490
  Other ..................................................        39,910         44,784         43,244
                                                               ---------      ---------      ---------
         Total net revenue ...............................       504,316        570,074        561,366
                                                               ---------      ---------      ---------
OPERATING EXPENSES
  Payroll and employee benefits ..........................       301,055        323,285        297,341
  Provision for doubtful accounts ........................       102,470         95,623         81,227
  Provision for doubtful accounts-- change in accounting
    estimate .............................................            --         65,000             --
  Depreciation ...........................................        21,809         25,009         24,222
  Amortization of intangibles ............................         7,352          8,687          9,166
  Other operating expenses ...............................       142,009        118,516         98,739
  Asset impairment charges ...............................        94,353             --             --
  Loss on disposition of clinic operations ...............         9,374             --             --
  Contract termination costs and related asset impairment          9,256             --             --
  Restructuring charge and other .........................         9,091         43,274          2,500
                                                               ---------      ---------      ---------
         Total expenses ..................................       696,769        679,394        513,195
                                                               ---------      ---------      ---------
OPERATING INCOME (LOSS) ..................................      (192,453)      (109,320)        48,171
  Interest expense, net ..................................        30,001         25,939         21,406
  Other ..................................................         2,402         (2,890)            70
                                                               ---------      ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..      (224,856)      (132,369)        26,695
PROVISION FOR (BENEFIT FROM) INCOME TAXES ................         1,875        (32,837)        11,231
                                                               ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .............      (226,731)       (99,532)        15,464
EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE
  SERVICE LICENSES (NET OF INCOME TAXES) .................            --         (1,200)            --
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET
  OF AN INCOME TAX BENEFIT OF $392) ......................            --           (541)            --
                                                               ---------      ---------      ---------
NET INCOME (LOSS) ........................................     $(226,731)     $(101,273)     $  15,464
                                                               =========      =========      =========
INCOME (LOSS) PER SHARE
  Basic--
    Income (loss) before extraordinary loss and cumulative
      effect of a change in accounting principle .........     $  (15.38)     $   (6.82)     $    1.07
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses .........................            --          (0.08)            --
    Cumulative effect of a change in accounting principle             --          (0.04)            --
                                                               ---------      ---------      ---------
  Net income (loss) ......................................     $  (15.38)     $   (6.94)     $    1.07
                                                               =========      =========      =========
  Diluted--
    Income (loss) before extraordinary loss and cumulative
      effect of a change in accounting principle .........     $  (15.38)     $   (6.82)     $    1.06
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses .........................            --          (0.08)            --
    Cumulative effect of a change in accounting principle             --          (0.04)            --
                                                               ---------      ---------      ---------
  Net income (loss) ......................................     $  (15.38)     $   (6.94)     $    1.06
                                                               =========      =========      =========
AVERAGE NUMBER OF SHARES OUTSTANDING-- BASIC .............        14,744         14,592         14,447
                                                               =========      =========      =========
AVERAGE NUMBER OF SHARES OUTSTANDING-- DILUTED ...........        14,744         14,592         14,638
                                                               =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                       RETAINED
                                                         ADDITIONAL    EARNINGS                   CUMULATIVE
                                      PREFERRED  COMMON   PAID-IN    (ACCUMULATED    DEFERRED     TRANSLATION  TREASURY
                                        STOCK    STOCK    CAPITAL      DEFICIT)    COMPENSATION   ADJUSTMENT     STOCK      TOTAL
                                        -----    -----    -------      --------    ------------   ----------     -----      -----
                                                                           (IN THOUSANDS)
Balance, June 30, 1998 ...............           $ 144   $ 134,078     $  45,139      $ (349)       $   --     $ (1,239)  $ 177,773
Issuance of 430,829 shares of
  common stock .......................    --         4       3,706            --          --            --           --       3,710

Tax benefit related to the
  exercise of nonqualified stock
  options and vesting of stock grants.    --        --           8            --          --            --           --           8
Amortization of deferred compensation.    --        --          --            --         349            --           --         349

Cumulative translation adjustment ....    --        --          --            --          --          (465)          --        (465)
Net income ...........................    --        --          --        15,464          --            --           --      15,464
                                        ----     -----   ---------     ---------      ------        ------     --------   ---------
BALANCE, June 30, 1999 ...............    --       148     137,792        60,603          --          (465)      (1,239)    196,839
Issuance of 121,828 shares of
  common stock .......................    --         1         654            --          --            --           --         655

Cancellation of shares previously
  issued in acquisitions .............    --        --        (843)           --          --            --           --        (843)
Change in cumulative translation
  adjustment due to expropriation
  of Canadian ambulance service
  licenses ...........................    --        --          --            --          --           173           --         173
Cumulative translation adjustment ....    --        --          --            --          --            40           --          40
Net loss .............................    --        --          --      (101,273)         --            --           --    (101,273)
                                        ----     -----   ---------     ---------      ------        ------     --------   ---------
BALANCE, June 30, 2000 ...............    --       149     137,603       (40,670)         --          (252)      (1,239)     95,591
 Issuance of 273,584 shares of
   common stock ......................    --         3         345            --          --            --           --         348
 Cumulative translation adjustment ...    --        --          --            --          --           266           --         266
Net loss .............................    --        --          --      (226,731)         --            --           --    (226,731)
                                        ----     -----   ---------     ---------      ------        ------     --------   ---------
BALANCE, June 30, 2001 ...............           $ 152   $ 137,948     $(267,401)     $   --        $   14     $ (1,239)  $(130,526)
                                        ====     =====   =========     =========      ======        ======     ========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                            2001        2000         1999
                                                                         ---------    ---------    ---------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................   $(226,731)   $(101,273)   $  15,464
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities--
  Write-off of assets included in restructuring charge ...............       4,092       28,873           --
  Write-off of assets included in contract termination ...............       8,086           --           --
  Write-off of other impaired assets .................................      94,353           --           --
  Loss on disposition of clinic operations ...........................       9,374           --           --
  Extraordinary loss .................................................          --        1,200           --
  Cumulative effect of a change in accounting principle ..............          --          541           --
  Depreciation and amortization ......................................      29,161       33,696       33,388
  Amortization of deferred compensation ..............................          --           --           80
  Amortization of gain on sale of real estate ........................        (101)        (104)        (103)
  (Gain) loss on sale of property and equipment ......................        (326)         (80)         143
  Provision for doubtful accounts ....................................     102,470      160,623       81,227
  Undistributed earnings (loss) of minority shareholder ..............       3,019       (2,890)          70
  Amortization of discount on Senior Notes ...........................          26           26           26
Change in assets and liabilities, net of effect of businesses acquired--
  Increase in accounts receivable ....................................     (62,099)    (119,219)    (112,030)
  (Increase) decrease in inventories .................................       5,811       (3,370)      (3,244)
  Decrease in prepaid expenses and other .............................       1,147        2,501        2,335
  Increase (decrease) in accounts payable ............................      (2,654)      (1,669)       2,692
  Increase (decrease) in accrued liabilities and other liabilities ...      39,013         (889)      (3,030)
  Increase in nonrefundable subscription income ......................         712           80        1,227
  Increase (decrease) in deferred income taxes .......................          --       (9,438)       3,702
                                                                         ---------    ---------    ---------
         Net cash provided by (used in) operating activities .........       5,353      (11,392)      21,947
                                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) on revolving credit facility, net ............      (3,765)      33,307       27,500
Repayment of debt and capital lease obligations ......................      (2,773)      (5,704)      (7,794)
Borrowings under capital lease obligations ...........................         283           --           --
Issuance of common stock .............................................         348          655        1,785
                                                                         ---------    ---------    ---------
         Net cash provided by (used in) financing activities .........      (5,907)      28,258       21,491
                                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for businesses acquired ....................................          --           --      (12,665)
Proceeds from the expropriation of Canadian ambulance services
  licenses ...........................................................          --        2,191           --
Net proceeds from the disposition of clinic operations ...............          28           --           --
Capital expenditures .................................................      (5,774)     (17,131)     (24,485)
Proceeds from the sale of property and equipment .....................       1,969        1,300          403
(Increase) decrease in other assets ..................................       2,477         (159)      (5,557)
                                                                         ---------    ---------    ---------
         Net cash used in investing activities .......................      (1,300)     (13,799)     (42,304)
                                                                         ---------    ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE ..............................         266           40         (465)
                                                                         ---------    ---------    ---------
INCREASE (DECREASE) IN CASH ..........................................      (1,588)       3,107          669
CASH, beginning of year ..............................................      10,287        7,180        6,511
                                                                         ---------    ---------    ---------
CASH, end of year ....................................................   $   8,699    $  10,287    $   7,180
                                                                         =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit plan ...........   $      --    $      --    $   1,933
                                                                         =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                             2001          2000          1999
                                          ---------     ---------     ---------
                                                      (IN THOUSANDS)
NET INCOME (LOSS) ....................    $(226,731)    $(101,273)    $  15,464
  Foreign currency translation
    adjustments ......................          266            40          (465)
                                          ---------     ---------     ---------
COMPREHENSIVE INCOME (LOSS) ..........    $(226,465)    $(101,233)    $  14,999
                                          =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS AND OPERATIONS

     Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing ambulance transport services, fire protection services, alternative transportation services, home health care services and urgent home medical care, in 25 states, the District of Columbia and Latin America. In the United States, the Company provides 911 emergency and non-emergency ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. In Latin America, the Company provides urgent home medical care and ambulance services under capitated service arrangements. Fire protection services are provided either under contracts with municipalities or fire districts, or on a subscription fee basis to individual homeowners or commercial property owners.

     The Company depends on certain contracts with municipalities or fire districts to provide 911 emergency ambulance services and fire protection services. The six largest contracts accounted for 16%, 14% and 13% of total revenue for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, with the largest of the six contracts accounting for 4%, 3% and 3%, respectively, of total revenue for the same periods. These contracts are subject to requests for proposals, competitive bid processes or renegotiation upon expiration and may be subject to termination for failure to meet performance criteria.

     RESTRUCTURING, REVOLVING CREDIT FACILITY DEFAULT AND MANAGEMENT'S PLANS

UPDATE

     The Company has incurred net losses of approximately $226.7 and $101.3 million for the years ended June 30, 2001 and 2000, and as a result, is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility (See note 4). In addition, no further amounts can be borrowed under the revolving credit facility through the end of the waiver period, December 3, 2001. The losses incurred in fiscal year 2001 relate to the write-off of impaired assets, the Company's operational restructuring program involving the closure of certain service areas, the loss of two exclusive 911 contracts, the disposition of clinic operations in Latin America, changes in the estimates impacting our reserves for workers compensation and general liability matters, and additional provision for doubtful accounts related to closed or closing service areas and non-transport related receivables. The losses incurred in fiscal year 2000 primarily relate to the Company's restructuring program aimed at closing or downsizing certain underperforming non-emergency service areas, the reduction of corporate overhead and additional provision for doubtful accounts due to the continuing difficulties experienced in the healthcare reimbursement environment. See Note 1 for information about the Company's restructuring charges and method for providing for doubtful accounts.

     The Company has been in discussions with the revolving credit facility lenders ("Lenders") and has obtained waivers of covenant compliance through December 3, 2001. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available through the end of the waiver period. In addition, the waiver (as amended through December 3, 2001) requires the Company (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, (iv) to reduce the outstanding balance on the revolving credit facility by $1,250,000 no later than October 31, 2001 and (v) to reduce the outstanding balance on the revolving credit facility upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2001, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 (the Notes), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2001 and 2000.

     Under the waiver of covenant compliance, the Company has agreed to restrict its access to additional funds under the revolving credit facility through December 3, 2001. Although no further amounts may be borrowed, the Company has been self-sufficient and has not needed to borrow any funds for the last nineteen months, since March 2000.

     Despite recent net losses, the Company's restructuring efforts have enabled it to self-fund its obligations from existing cash reserves and operating cash flow since March 2000. During the last nineteen months, the Company has self-funded cash for operations, capital expenditures, principal payments on its revolving credit facility, regularly scheduled debt service, and capital lease payments. The Company has been operating under a waiver of financial covenant compliance related to its revolving credit facility since February 2000 and has been actively working with its lenders since that time to obtain a long-term financing solution. The Company believes that its current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with its current lenders or to restructure its debt.

     There can be no assurance that the Company's restructuring efforts will be successful. In addition, an amendment to the revolving credit facility, could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as the success of its restructuring program and the ability to return to profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Rural/Metro Corporation and its greater than 50% owned subsidiaries. Investments in affiliates, in which the Company owns 20% to 50%, are carried on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30, 2001, 2000 and 1999, the Company derived approximately 25%, 23% and 24%, respectively, of its net ambulance fee collections from Medicare and 11%, 11% and 10%, respectively, from Medicaid. The reimbursement process is complex and can involve lengthy delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. Although the Company recognizes revenue when the services are provided, there can be lengthy delays before reimbursement is received. The Company has from time to time experienced delays in receiving reimbursements from third-party payers. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable or because additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payers. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable and may adversely affect the Company's working capital. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payers, historical trends and other relevant information. Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third-party payers to control expenditures for health care could affect the revenue, cash flows, accounts receivable realization and profitability of the Company.

     Effective October 1, 1999, the Company changed its methodology of determining its provision for doubtful accounts. This change is being treated as a change in accounting estimate. During the fiscal year ended June 30, 2000, management's analysis of the various payer classes within our accounts receivable balance, the increasingly unpredictable nature of healthcare accounts receivable, the increasing costs to collect these receivables and management's conclusion that process changes have not brought about the benefits anticipated, led to this change. Under the Company's new method of estimating its allowance for doubtful accounts, the

Company has chosen to fully reserve its accounts receivable earlier in the collection cycle than had previously been the practice. The new method provides specific allowances based upon the age of accounts receivable within each payer class and also provides for general allowances based upon historic collection rates within each payer class. Payer classes include Medicare, Medicaid and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts, which was recorded separately and is reflected in the accompanying statement of operations for the fiscal year ended June 30, 2000.

     In August of 1997, then President Clinton signed the "Balanced Budget Act of 1997" (BBA). The BBA provided for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The BBA mandated that this fee schedule be developed through a negotiated rulemaking process between HCFA/CMS and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998, 1999, and 2000 were increased by the Consumer Price Index less one percentage point. The BBA required that ambulance service providers accept assignment of payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also stipulated that individual states may now elect not to provide payment for cost sharing for coinsurance, or co-payments, for dual-qualified (Medicare and Medicaid) beneficiaries.

     Following the BBA, in January of 1999, HCFA/CMS announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA/CMS announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. The proposed Medicare ambulance fee schedule and rule was published September 12, 2000 in the Federal Register, to be followed by a 60-day comment period. On November 30, 2000, HCFA/CMS notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. As of this filing, HCFA/CMS has not established an implementation date for the final fee schedule and rules. However, the Company has implemented a program to comply with the new rules which require that a physician's certification be obtained for certain ambulance transports. If implemented, these rules could result in contract renegotiations or other actions by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect on the Company business, financial condition, cash flows and results of operations.

     The Company could take certain actions to partially mitigate any adverse effect of these changes. These actions could include renegotiation of rates and contract subsidies provided in our 911 ambulance service contracts and changes in staffing of ambulance crews based upon the negotiation for longer response times under ambulance service contracts to reduce operating costs.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, generally one year.

     Other  revenue  is  comprised  primarily  of  revenue  generated  from  our
public/private   alliance  in  San  Diego,   fees  associated  with  alternative
transportation, dispatch, fleet, billing, urgent and primary care services in clinics and home health care services and is recognized when the services are provided.

     EARNINGS PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 2001, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                  2001                                    2000                                   1999
                 -------------------------------------   -------------------------------------   -----------------------------------
                     LOSS        SHARES      PER SHARE     INCOME        SHARES      PER SHARE     INCOME       SHARES     PER SHARE
                 (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR) (DENOMINATOR)   AMOUNT
                 -----------  -------------    ------    -----------  -------------    ------    -----------  -----------    ------
Basic EPS.......  $(226,731)     14,744       $(15.38)    $(101,273)      14,592       $(6.94)     $15,464       14,447      $ 1.07
                                              =======                                  ======                                ======
Effect of stock
  options.......        --           --                          --           --                        --          191
                  ---------      ------                   ---------       ------                   -------       ------
Diluted EPS.....  $(226,731)     14,744       $(15.38)    $(101,273)      14,592       $(6.94)     $15,464       14,638      $ 1.06
                  =========      ======       =======     =========       ======       ======      =======       ======      ======

     As a result of anti-dilutive effects, approximately 169,000 and 39,000 common stock equivalents were not included in the computation of diluted loss per share for the years ended June 30, 2001 and 2000, respectively.

     FOREIGN CURRENCY TRANSLATION

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. During the year ended June 30, 2000, the Company recognized a $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses.

     INVENTORIES

     Inventories, consisting of ambulance and fire supplies, are stated at the lower of cost, on a first-in, first-out basis, or market.

     Medical, fleet, and fire supplies are maintained in a central warehouse, numerous regional warehouses, and multiple stations, lockers, and vehicles. A physical inventory of all locations at June 30, 2001 revealed a shortage from recorded levels. Shrinkage, obsolescence, and supplies lost due to closures account for a portion of the shortage. To reduce the recorded inventory to the actual physical count, an adjustment of approximately $8.4 million was recorded as a component of other operating expenses in the accompanying consolidated statement of operations for the year ended June 30, 2001. An estimated par level will be used for all non-warehouse inventory. The par level is based on the physical inventory counts taken at June 30, 2001, and will be adjusted based on periodic counts.

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

     In conjunction with our annual budgeting process, which included a thorough review of current and potential future collection rates, the allocation of significantly higher insurance costs and continuing wage increases, a review of the future estimated undiscounted cash flows indicated impairment of the assets of certain domestic and international operations. During the year ended June 30, 2001, approximately $8,502,000 of property and equipment was determined to be impaired under the criteria set forth in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This charge is included in asset impairment charges in the consolidated statement of operations for the year ended June 30, 2001.

     INTANGIBLE ASSETS

     Intangible assets include costs in excess of the fair value of net assets of businesses acquired of approximately $91,298,000 and $206,137,000 and covenants not to compete of approximately $1,026,000 and $1,117,000 at June 30, 2001 and 2000, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was approximately $20,292,000 and $28,577,000 at June 30, 2001 and 2000,
respectively.

     In conjunction with our annual budgeting process, which included a thorough review of current and potential future collection rates, the allocation of significantly higher insurance costs and continuing wage increases, a review of the future estimated undiscounted cash flows indicated impairment of the assets of certain domestic and international operations. During the year ended June 30, 2001, approximately $85,958,000 ($41.7 million in domestic goodwill and $44.3 million in Argentina goodwill) of costs in excess of the fair value of net assets of business acquired was determined to be impaired under the criteria set forth in SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This charge is included in asset impairment charges in the consolidated statement of operations for the year ended June 30, 2001.

     LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. See discussion of intangible assets, property and equipment and restructuring charge below and Note 2.

     ACCRUED LIABILITIES

     Included in accrued liabilities is approximately $11,397,000 and $11,264,000 for salaries, wages and related payroll expenses, approximately
$19,715,000 and $3,171,000 for general liability claims and approximately $14,944,000 and $11,315,000 for workers compensation claims at June 30, 2001 and 2000, respectively.

     RESTRUCTURING CHARGE

     During the year ended June 30, 2001, the Company recorded a pre-tax restructuring charge totaling $9.1 million associated with its restructuring program related to the closing or downsizing of certain service areas. This charge primarily included severance, service area closing costs and the write-off of goodwill and other impaired assets associated with the service area reduction. The components of the amounts included in this restructuring charge and the remaining accrual at June 30, 2001, are as follows (in thousands):

                                                                      BALANCE AT
                                               CHARGE                  JUNE 30,
                                              RECORDED      USAGE        2001
                                              --------      -----        ----
     Severance costs.......................    $ 1,475     $   (11)     $1,464
     Lease termination costs...............      2,371         (14)      2,357
     Write-off of intangible assets........      4,092      (4,092)         --
     Write-off of impaired  assets and
       other costs.........................      1,153         (52)      1,101
                                               -------     -------      ------
                                               $ 9,091     $(4,169)     $4,922
                                               =======     =======      ======

     The $1.5 million of severance costs is calculated based upon the severance payments to be made to approximately 250 employees terminated under the 2001 restructuring plan.

     During the year ended June 30, 2000, the Company recorded pre-tax restructuring and other charges, exclusive of the additional provision for doubtful accounts, totaling approximately $43.3 million associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. These charges primarily include severance, service area closing costs, and the write-off of goodwill and other impaired assets associated with the service area reduction. The remaining accrual at June 30, 2001, is as follows (in thousands):

     Balance at June 30, 2000 ...............................      $ 8,523
     Severance costs ........................................       (4,568)
     Lease termination costs ................................       (1,058)
     Write-off of impaired assets and other costs ...........       (1,895)
                                                                   -------
     Balance at June 30, 2001 ...............................      $ 1,002
                                                                   =======

     $6.6 million of severance costs initially accrued was calculated based upon the severance payments to be made to approximately 300 employees terminated under the 2000 restructuring plan.

     During the year ended June 30, 1999, the Company recorded a pre-tax charge of approximately $2.5 million for severance payments related to certain members of senior management who have left the Company. There are no allowances remaining related to the restructuring charge recorded in the year ended June 30, 1999.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

     SFAS No. 142, among other things, prohibits the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized, even if the statement is not adopted in its entirety at that time. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. In conjunction with early adoption provisions, the Company has chosen to adopt this standard
effective   July  1,  2001.   Any   adjustments  as  a  result  of  the  initial
implementation of SFAS No. 142 impairment tests will be recorded as the cumulative effect of a change in accounting principle effective July 1, 2001. The Company has not yet determined the amount of such adjustment, if any. Net unamortized goodwill at June 30, 2001 is approximately $ 91.3 million and annual amortization expense under prior reporting rules would be approximately $3,573,000 for fiscal 2002.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions." The Company is required to adopt SFAS No. 144 during the fiscal year ending June 30, 2003. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 144.

     CHANGE IN ACCOUNTING PRINCIPLE

     In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," effective July 1, 1999, the Company was required to change its accounting principle for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999 such unamortized costs totaled $933,000. During the fiscal year ended June 30, 2000, the Company wrote-off its capitalized organization costs and will expense any future organization costs incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the consolidated statements of operation as the "Cumulative Effect of a Change in Accounting Principle" in accordance with APB No. 2.

(2) BUSINESS DEVELOPMENT ACTIVITIES

     ACQUISITIONS

     The Company completed no acquisitions during the years ended June 30, 2001 and 2000 other than the purchase of capital items and equipment in the ordinary course of business.

     JOINT VENTURE

     During the fiscal year ended June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in Maryland, Washington D.C. and northern Virginia. The Company is the majority shareholder and, therefore, the results of operations and the assets and liabilities of the joint venture are consolidated and included in the accompanying consolidated financial statements. Minority interest is recorded for the results of operations and the equity interest attributable to the minority joint venture partner. The minority joint venture partner contributed to the joint venture all of the issued and outstanding stock of two ambulance service companies. The Company contributed to the joint venture a commitment to fund $8.0 million for additional acquisitions in the greater Baltimore, Maryland and Washington D.C. area. As of June 30, 1998, the Company had completely fulfilled the $8.0 million commitment. The joint venture agreement allows the minority joint venture partner to exercise an option to repurchase one share of stock of the joint venture, thereby increasing the minority joint venture partner's interest to 50%. The joint venture agreement also allows the minority joint venture partner to "put" the purchase of the minority interest to the Company. The Company then has the option to delay the "put" for a period of one year. The minority joint venture partner indicated his intention to exercise the "put" option and the Company delayed the "put" for a year. Based on the provisions of the joint venture agreement it is anticipated the purchase price of the joint venture minority interest will total approximately $5.1 million. The Company recorded a charge of approximately $4.0 million related to the joint venture partner's "put." This amount is included in other in the consolidated statement of operations for the year ended June 30, 2001. The anticipated purchase price has been recorded in the accompanying balance sheet as of June 30, 2001.

     PUBLIC/PRIVATE ALLIANCE

     During the year ended June 30, 1998, the Company entered into a public/private alliance with the San Diego Fire and Life Safety Services to provide all emergency and non-emergency transport services for the City of San Diego. As part of the alliance, a limited liability corporation (the LLC) was created with a 50/50 ownership between the Company and the City of San Diego. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and administrative support. In addition, the Company contracts with the LLC to provide billing and collection services. Revenue generated under these contracts totaled approximately $13.4 million, $10.4 million and $7.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. Such revenue is included in other revenue in the accompanying consolidated financial statements. San Diego Fire and Life Safety Services also contracts with the LLC to provide emergency response and transportation services. The Company accounts for the activities of the LLC using the equity method. At June 30, 2001 and 2000, the Company's investment in the LLC was approximately $893,000 and $1,011,000, respectively and such amounts are included in other assets in the accompanying consolidated financial statements. The Company's share of the earnings of the LLC was approximately $780,000, $1,151,000 and $863,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The Company's share of such undistributed earnings is included in other revenue in the accompanying consolidated financial statements.

     OTHER INVESTMENTS

     During  the year ended June 30,  1999,  the  Company  made  investments  in companies offering ambulance services, ambulance billing services, and alternative transportation services. The Company contributed cash, accounts receivable, and fixed assets totaling approximately $1.9 million at June 30, 1999 to these businesses. These investments have been recorded using the cost method of accounting and are included in other assets in the accompanying consolidated financial statements. The Company has determined that one of these investments was impaired as of June 30, 2000 and therefore has written off this investment and related amounts loaned to the business. The amount written off totaled approximately $1.6 million and is included in restructuring and other charges in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2000.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                         JUNE 30,
                                                --------------------------
                                                  2001             2000
                                                ---------        ---------
                                                      (IN THOUSANDS)
     Equipment ..........................       $  57,840        $  64,085
     Vehicles ...........................          71,628           90,511
     Land and buildings .................          16,896           19,707
     Leasehold improvements .............           8,373            8,923
                                                ---------        ---------
                                                  154,737          183,226
     Less: Accumulated depreciation .....         (96,738)         (97,307)
                                                ---------        ---------
                                                $  57,999        $  85,919
                                                =========        =========

     Equipment totaling $275,000 was acquired under capital leases during the year ended June 30, 2001. No equipment was acquired under capital lease or other financing agreements during the year ended June 30, 2000.

     The Company held vehicles and equipment with a net carrying value of approximately $16,938,000 and $19,120,000 at June 30, 2001 and 2000,
respectively, under capital lease agreements. Accumulated depreciation on these assets totaled approximately $14,283,000 and $13,663,000 at June 30, 2001 and 2000, respectively.

     The Company has pledged assets with a net book value of approximately $11,754,000 to secure certain of its obligations under its insurance and surety bonding program including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and surety bonding programs.

(4) CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                                              JUNE 30,
                                                                      ------------------------
                                                                         2001          2000
                                                                      ---------      ---------
                                                                           (IN THOUSANDS)
     7 7/8% senior notes due 2008, net of discount of $173,000
       and $199,000, respectively ...............................     $ 149,827      $ 149,801
     Revolving credit facility ..................................       143,042        146,807
     Capital lease obligations and other notes payable,
       collateralized by property and equipment, at varying
       rates, from 6.89% to 21.01%, due through 2003 ............         2,175          3,808
     Unsecured  promissory notes payable from acquisitions at
       varying rates, from 6.0% to 9.0%, due through 2006 .......           681          1,538
                                                                      ---------      ---------
                                                                        295,725        301,954
     Less: Current maturities ...................................      (294,439)      (299,104)
                                                                      ---------      ---------
                                                                      $   1,286      $   2,850
                                                                      =========      =========

     7 7/8% SENIOR NOTES DUE 2008

     In March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 effected under Rule 144A under the Securities Act of 1933 as amended (Securities Act). The net proceeds of the offering, sold through private placement transactions, was used to repay certain indebtedness. Interest under the Notes is payable semi-annually September 15, and March 15, and the Notes are not callable until March 2003 subject to the terms of the Note Agreement. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize such costs over the life of the Notes. The Company recorded a $258,000 discount on the Notes and will amortize such discount over the life of the Notes. Unamortized discount at June 30, 2001 and 2000 was approximately $173,000 and $199,000, respectively, and such amounts are recorded as an offset to long-term debt in the accompanying consolidated financial statements. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Notes. Such registration became effective on May 14, 1998. The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The Notes contain certain covenants which, among other things, limit the Company's ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The financial statements presented below include the separate or combined financial position for the years ended June 30, 2001 and 2000, results of operations and cash flows for the three years ended June 30, 2001, 2000 and 1999 of Rural/Metro Corporation (Parent) and the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors).

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                               PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                               ------      ----------   --------------   -----------   ------------
ASSETS
CURRENT ASSETS
Cash .....................................   $      --      $   6,763      $   1,936      $      --      $   8,699
Accounts receivable, net .................          --         93,471          9,789             --        103,260
Inventories ..............................          --         13,093             80             --         13,173
Prepaid expenses and other ...............         531          4,320            341             --          5,192
                                             ---------      ---------      ---------      ---------      ---------
          Total current assets ...........         531        117,647         12,146             --        130,324
PROPERTY AND EQUIPMENT, net ..............          --         57,271            728             --         57,999
INTANGIBLE ASSETS, net ...................          --         86,573          5,851             --         92,424
DUE FROM (TO) AFFILIATES .................     294,729       (235,817)       (58,912)            --             --
OTHER ASSETS .............................       2,356         13,064          2,367             --         17,787
INVESTMENT IN SUBSIDIARIES ...............    (127,702)            --             --        127,702             --
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                             =========      =========      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .......................   $      --      $   9,478      $   3,437      $      --      $  12,915
  Accrued liabilities ....................       7,571         73,069         15,700             --         96,340
  Current portion of long-term debt ......     292,869          1,315            255             --        294,439
                                             ---------      ---------      ---------      ---------      ---------
          Total current liabilities ......     300,440         83,862         19,392             --        403,694
LONG-TERM DEBT, net of current portion....          --          1,272             14             --          1,286
NON-REFUNDABLE SUBSCRIPTION INCOME .......          --         15,701             --             --         15,701
                                             ---------      ---------      ---------      ---------      ---------
DEFERRED INCOME TAXES ....................          --          1,164         (1,164)            --             --
OTHER LIABILITIES ........................          --             --             --             --             --
                                             ---------      ---------      ---------      ---------      ---------
          Total liabilities ..............     300,440        101,999         18,242             --        420,681
                                             ---------      ---------      ---------      ---------      ---------
MINORITY INTEREST ........................          --             --             --          8,379          8,379
                                             ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock ...........................         152             82             17            (99)           152
  Additional paid-in capital .............     137,948         54,622         34,942        (89,564)       137,948
  Retained earnings (accumulated deficit).    (267,401)      (117,965)       (91,035)       209,000       (267,401)
  Cumulative translation adjustment ......          14             --             14            (14)            14
  Treasury stock .........................      (1,239)            --             --             --         (1,239)
                                             ---------      ---------      ---------      ---------      ---------
          Total stockholders' equity .....    (130,526)       (63,261)       (56,062)       119,323       (130,526)
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                                 PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                 ------      ----------   --------------   -----------   ------------
ASSETS
CURRENT ASSETS
Cash .....................................     $      --      $   9,035      $   1,252      $      --      $  10,287
Accounts receivable, net .................            --        126,788         17,117             --        143,905
Inventories ..............................            --         18,018          1,052             --         19,070
Prepaid expenses and other ...............           531          5,129            892             --          6,552
                                               ---------      ---------      ---------      ---------      ---------
          Total current assets ...........           531        158,970         20,313             --        179,814
PROPERTY AND EQUIPMENT, net ..............            --         76,325          9,594             --         85,919
INTANGIBLE ASSETS, net ...................            --        131,117         76,083             --        207,200
DUE FROM (TO) AFFILIATES .................       319,747       (256,053)       (63,694)            --             --
OTHER ASSETS .............................         3,386         12,273          2,625             --         18,284
INVESTMENT IN SUBSIDIARIES ...............        74,464             --             --        (74,464)            --
                                               ---------      ---------      ---------      ---------      ---------
                                               $ 398,128      $ 122,632      $  44,921      $ (74,464)     $ 491,217
                                               =========      =========      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable .......................     $      --      $  11,922      $   4,213      $      --      $  16,135
  Accrued liabilities ....................         5,929         43,746          7,412             --         57,087
  Current portion of long-term debt ......       296,608          2,164            332             --        299,104
                                               ---------      ---------      ---------      ---------      ---------
          Total current liabilities ......       302,537         57,832         11,957             --        372,326
LONG-TERM DEBT, net of current portion ...            --          2,384            466             --          2,850
NON-REFUNDABLE SUBSCRIPTION INCOME .......            --         14,971             18             --         14,989
DEFERRED INCOME TAXES ....................            --           (725)           725             --             --
OTHER LIABILITIES ........................            --            101             --             --            101
                                               ---------      ---------      ---------      ---------      ---------
          Total liabilities ..............       302,537         74,563         13,166             --        390,266
                                               ---------      ---------      ---------      ---------      ---------
MINORITY INTEREST ........................            --             --             --          5,360          5,360
STOCKHOLDERS' EQUITY
  Common stock ...........................           149             82             17            (99)           149
  Additional paid-in capital .............       137,603         54,622         34,942        (89,564)       137,603
  Retained earnings (accumulated deficit).       (40,670)        (6,635)        (2,952)         9,587        (40,670)
  Cumulative translation adjustment ......          (252)            --           (252)           252           (252)
  Treasury stock .........................        (1,239)            --             --             --         (1,239)
                                               ---------      ---------      ---------      ---------      ---------
          Total stockholders' equity .....        95,591         48,069         31,755        (79,824)        95,591
                                               ---------      ---------      ---------      ---------      ---------
                                               $ 398,128      $ 122,632      $  44,921      $ (74,464)     $ 491,217
                                               =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                         PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATING  CONSOLIDATED
                                                         ------     ----------  --------------  -----------  ------------
REVENUE
  Ambulance services ...............................   $      --     $ 349,977     $  52,856     $      --     $ 402,833
  Fire protection services .........................          --        60,422         1,151            --        61,573
  Other ............................................          --        35,493         4,417            --        39,910
                                                       ---------     ---------     ---------     ---------     ---------
         Total revenue .............................          --       445,892        58,424            --       504,316
                                                       ---------     ---------     ---------     ---------     ---------
OPERATING EXPENSES
  Payroll and employee benefits ....................          --       261,179        39,876            --       301,055
  Provision for doubtful accounts ..................          --        96,253         6,217            --       102,470

  Depreciation .....................................          --        19,043         2,766            --        21,809
  Amortization of intangibles ......................          --         5,073         2,279            --         7,352
  Other operating expenses .........................          --       117,644        24,365            --       142,009
  Asset impairment charges .........................          --        32,338        62,015            --        94,353
  Loss on disposition of clinic operations .........          --            --         9,374            --         9,374
  Contract termination costs and related asset
    impairment .....................................          --         9,256            --            --         9,256
  Restructuring charge and other ...................          --         9,091            --            --         9,091
                                                       ---------     ---------     ---------     ---------     ---------
         Total expenses ............................          --       549,877       146,892            --       696,769
                                                       ---------     ---------     ---------     ---------     ---------
OPERATING LOSS .....................................          --      (103,985)      (88,468)           --      (192,453)
  Interest expense, net ............................      28,962            17         1,022            --        30,001
  Other ............................................          --         4,046            --        (1,644)        2,402
                                                       ---------     ---------     ---------     ---------     ---------
LOSS BEFORE INCOME TAXES ...........................     (28,962)     (108,048)      (89,490)        1,644      (224,856)
PROVISION FOR (BENEFIT FROM) INCOME TAXES ..........          --         3,282        (1,407)           --         1,875
                                                       ---------     ---------     ---------     ---------     ---------
NET LOSS ...........................................     (28,962)     (111,330)      (88,083)        1,644      (226,731)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES ................    (197,769)           --            --       197,769            --
                                                       ---------     ---------     ---------     ---------     ---------
NET LOSS ...........................................   $(226,731)    $(111,330)    $ (88,083)    $ 199,413     $(226,731)
                                                       =========     =========     =========     =========     =========
  Foreign currency translation adjustments .........          --            --           266            --           266
  Comprehensive income (loss) from wholly-owned
    subsidiaries ...................................         266            --            --          (266)           --
                                                       ---------     ---------     ---------     ---------     ---------
COMPREHENSIVE LOSS .................................   $(226,465)    $(111,330)    $ (87,817)    $ 199,147     $(226,465)
                                                       =========     =========     =========     =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                           PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                         ---------     ----------   --------------   -----------   ------------
REVENUE
  Ambulance services ...............................     $      --      $ 391,898      $  75,843      $      --      $ 467,741
  Fire protection services .........................            --         56,437          1,112             --         57,549
  Other ............................................            --         37,041          7,743             --         44,784
                                                         ---------      ---------      ---------      ---------      ---------
         Total revenue .............................            --        485,376         84,698             --        570,074
                                                         ---------      ---------      ---------      ---------      ---------
OPERATING EXPENSES
  Payroll and employee benefits ....................            --        272,944         50,341             --        323,285
  Provision for doubtful accounts ..................            --         80,823         14,800             --         95,623
  Provision for doubtful accounts-- change in
    accounting estimate ............................            --         65,000             --             --         65,000
  Depreciation .....................................            --         22,068          2,941             --         25,009
  Amortization of intangibles ......................            --          6,220          2,467             --          8,687
  Other operating expenses .........................            --         97,967         20,549             --        118,516
  Restructuring charge and other ...................            --         41,119          2,155             --         43,274
                                                         ---------      ---------      ---------      ---------      ---------
         Total expenses ............................            --        586,141         93,253             --        679,394
                                                         ---------      ---------      ---------      ---------      ---------
OPERATING LOSS .....................................            --       (100,765)        (8,555)            --       (109,320)
  Interest expense, net ............................        25,045         (1,125)         2,019             --         25,939
  Other ............................................            --             --             --         (2,890)        (2,890)
                                                         ---------      ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE ........................................       (25,045)       (99,640)       (10,574)         2,890       (132,369)
BENEFIT FOR INCOME TAXES ...........................        (6,211)       (24,046)        (2,580)            --        (32,837)
                                                         ---------      ---------      ---------      ---------      ---------
LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING PRINCIPLE ..............       (18,834)       (75,594)        (7,994)         2,890        (99,532)
EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN
  AMBULANCE SERVICE LICENSES .......................            --             --         (1,200)            --         (1,200)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE ........................................            --           (541)            --             --           (541)
                                                         ---------      ---------      ---------      ---------      ---------
NET LOSS ...........................................       (18,834)       (76,135)        (9,194)         2,890       (101,273)
LOSS FROM WHOLLY-OWNED SUBSIDIARIES ................       (82,439)            --             --         82,439             --
                                                         ---------      ---------      ---------      ---------      ---------
NET LOSS ...........................................     $(101,273)     $ (76,135)     $  (9,194)     $  85,329      $(101,273)
                                                         =========      =========      =========      =========      =========
  Foreign currency translation adjustments .........            --             --             40             --             40
  Comprehensive income from wholly-owned
    subsidiaries ...................................            40             --             --            (40)            --
                                                         ---------      ---------      ---------      ---------      ---------
COMPREHENSIVE LOSS .................................     $(101,233)     $ (76,135)     $  (9,154)     $  85,289      $(101,233)
                                                         =========      =========      =========      =========      =========

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                          PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ---------     ----------   --------------   -----------   ------------
REVENUE
  Ambulance services ..............................     $      --      $ 379,653      $  87,979      $      --      $ 467,632
  Fire protection services ........................            --         49,397          1,093             --         50,490
  Other ...........................................            --         38,813          4,431             --         43,244
                                                        ---------      ---------      ---------      ---------      ---------
         Total revenue ............................            --        467,863         93,503             --        561,366
                                                        ---------      ---------      ---------      ---------      ---------
OPERATING EXPENSES
  Payroll and employee benefits ...................            --        240,341         57,000             --        297,341
  Provision for doubtful accounts .................            --         75,743          5,484             --         81,227
  Depreciation ....................................            --         22,230          1,992             --         24,222
  Amortization of intangibles .....................           214          6,601          2,351             --          9,166
  Other operating expenses ........................            --         81,633         17,106             --         98,739
  Restructuring charge and other ..................            --          2,500             --             --          2,500
                                                        ---------      ---------      ---------      ---------      ---------
         Total expenses ...........................           214        429,048         83,933             --        513,195
                                                        ---------      ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS) ...........................          (214)        38,815          9,570             --         48,171
  Interest expense, net ...........................        19,675           (139)         1,870             --         21,406
  Other ...........................................            --             --             --             70             70
                                                        ---------      ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
  TAXES ...........................................       (19,889)        38,954          7,700            (70)        26,695
PROVISION (BENEFIT) FOR INCOME TAXES ..............        (8,353)        16,332          3,252             --         11,231
                                                        ---------      ---------      ---------      ---------      ---------
                                                          (11,536)        22,622          4,448            (70)        15,464
INCOME FROM WHOLLY-OWNED SUBSIDIARIES .............        27,000             --             --        (27,000)            --
                                                        ---------      ---------      ---------      ---------      ---------
NET INCOME ........................................     $  15,464      $  22,622      $   4,448      $ (27,070)     $  15,464
                                                        =========      =========      =========      =========      =========

  Foreign currency translation adjustments ........            --             --           (465)            --           (465)
  Comprehensive loss from wholly-owned subsidiaries          (465)            --             --            465             --
                                                        ---------      ---------      ---------      ---------      ---------
COMPREHENSIVE INCOME ..............................     $  14,999      $  22,622      $   3,983      $ (26,605)     $  14,999
                                                        =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                            PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATING  CONSOLIDATED
                                                            ------     ----------   --------------  -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss .............................................    $(226,731)    $(111,330)    $ (88,083)    $ 199,413     $(226,731)
Adjustments to reconcile net loss to cash
  provided by (used in) operations--
  Write-off of assets included in restructuring charge           --         4,092            --            --         4,092
  Write-off of assets included in contract termination           --         8,086            --            --         8,086
  Write-off of other impaired assets .................           --        32,339        62,014            --        94,353
  Loss on disposition of clinic operations ...........           --            --         9,374            --         9,374
  Depreciation and amortization ......................           --        24,116         5,045            --        29,161
  Amortization of gain on sale of real estate ........           --          (101)           --            --          (101)
  (Gain) loss on sale of property and equipment ......           --          (305)          (21)           --          (326)
  Provision for doubtful accounts ....................           --        96,253         6,217            --       102,470
  Undistributed earnings of minority shareholder .....           --            --            --         3,019         3,019
  Amortization of discount on Senior Notes ...........           26            --            --            --            26
Change in assets and liabilities--
  (Increase) decrease in accounts receivable .........           --       (62,936)          837            --       (62,099)
  Decrease in inventories ............................           --         4,925           886            --         5,811
  Decrease in prepaid expenses and other .............           --           833           314            --         1,147
  (Increase) decrease in due to/from affiliates ......      227,184       (20,236)       (4,782)     (202,166)           --
  Decrease in accounts payable .......................           --        (2,445)         (209)           --        (2,654)
  Increase (decrease) in accrued liabilities and other
    liabilities ......................................        1,642        29,324         8,047            --        39,013
  Increase (decrease) in nonrefundable subscription
    income ...........................................           --           730           (18)           --           712
  Decrease in deferred income taxes ..................           --         1,889        (1,889)           --            --
                                                          ---------     ---------     ---------     ---------     ---------
         Net cash provided by (used in) operating
           activities ................................        2,121         5,234        (2,268)          266         5,353
                                                          ---------     ---------     ---------     ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings (repayments) on revolving credit facility,
  net ................................................       (3,765)           --            --            --        (3,765)
Repayment of debt and capital lease obligations ......           --        (2,244)         (529)           --        (2,773)
Borrowings under capital lease obligations ...........           --           283            --            --           283
Issuance of common stock .............................          348            --            --            --           348
                                                          ---------     ---------     ---------     ---------     ---------
         Net cash used in financing
           activities ................................       (3,417)       (1,961)         (529)           --        (5,907)
                                                          ---------     ---------     ---------     ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
Net proceeds from the disposition of clinic
  operations .........................................           --            --            28            --            28
Capital expenditures .................................           --        (6,771)          997            --        (5,774)
Proceeds from the sale of property and
  equipment ..........................................           --         1,909            60            --         1,969
Increase (decrease) in other assets ..................        1,030          (683)        2,130            --         2,477
                                                          ---------     ---------     ---------     ---------     ---------
         Net cash provided by (used in) investing
           activities ................................        1,030        (5,545)        3,215            --        (1,300)
                                                          ---------     ---------     ---------     ---------     ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE ..............          266            --           266          (266)          266
                                                          ---------     ---------     ---------     ---------     ---------
INCREASE (DECREASE) IN CASH ..........................           --        (2,272)          684            --        (1,588)
CASH, beginning of year ..............................           --         9,035         1,252            --        10,287
                                                          ---------     ---------     ---------     ---------     ---------
CASH, end of year ....................................    $      --     $   6,763     $   1,936     $      --     $   8,699
                                                          =========     =========     =========     =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                          PARENT       GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ---------      ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ..........................................     $(101,273)     $ (76,135)     $  (9,194)     $  85,329      $(101,273)
Adjustments to reconcile net loss to cash
  provided by (used in) operations--
  Write-off of assets included in restructuring
    charge ........................................            --         28,873             --             --         28,873
  Extraordinary loss ..............................            --             --          1,200             --          1,200
  Cumulative effect of a change in accounting
    principle .....................................            --            541             --             --            541
  Depreciation and amortization ...................            --         28,288          5,408             --         33,696
  Amortization of gain on sale of real estate .....            --           (104)            --             --           (104)
  (Gain) loss on sale of property and equipment ...            --            (71)            (9)            --            (80)
  Provision for doubtful accounts .................            --        145,823         14,800             --        160,623
  Undistributed earnings of minority shareholder ..            --             --             --         (2,890)        (2,890)
  Amortization of discount on Senior Notes ........            26             --             --             --             26
Change in assets and liabilities--
  Increase in accounts receivable .................            --       (107,911)       (11,308)            --       (119,219)
  (Increase) decrease in inventories ..............            --         (3,451)            81             --         (3,370)
  Decrease in prepaid expenses and other ..........            --          2,077            424             --          2,501
  (Increase) decrease in due to/from affiliates ...        64,300         10,932          7,167        (82,399)            --
  Decrease in accounts payable ....................            --            822         (2,491)            --         (1,669)
  Decrease in accrued liabilities and other
    liabilities ...................................         2,162          1,707         (4,758)            --           (889)
  Increase (decrease) in nonrefundable subscription
    income ........................................            --             81             (1)            --             80
  Decrease in deferred income taxes ...............            --         (9,198)          (240)            --         (9,438)
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating
           activities .............................       (34,785)        22,274          1,079             40        (11,392)
                                                        ---------      ---------      ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility, net ......        33,307             --             --             --         33,307
Repayment of debt and capital lease obligations ...            --         (3,993)        (1,711)            --         (5,704)
Issuance of common stock ..........................           655             --             --             --            655
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing
           activities .............................        33,962         (3,993)        (1,711)            --         28,258
                                                        ---------      ---------      ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from expropriation of Canadian ambulance
  service licenses ................................            --             --          2,191             --          2,191
Capital expenditures ..............................            --        (15,174)        (1,957)            --        (17,131)
Proceeds from the sale of property and equipment ..            --          1,300             --             --          1,300
Increase in other assets ..........................           783           (751)          (191)            --           (159)
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing
           activities .............................           783        (14,625)            43             --        (13,799)
                                                        ---------      ---------      ---------      ---------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...........            40             --             40            (40)            40
                                                        ---------      ---------      ---------      ---------      ---------
INCREASE (DECREASE) IN CASH .......................            --          3,656           (549)            --          3,107
CASH, beginning of year ...........................            --          5,379          1,801             --          7,180
                                                        ---------      ---------      ---------      ---------      ---------
CASH, end of year .................................     $      --      $   9,035      $   1,252      $      --      $  10,287
                                                        =========      =========      =========      =========      =========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                          PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                        ---------     ----------   --------------   -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income ..........................................   $  15,464      $  22,622      $   4,448      $ (27,070)     $  15,464
Adjustments to reconcile net income to cash provided
  by (used in) operations--
  Depreciation and amortization .....................         214         28,831          4,343             --         33,388
  Amortization of deferred compensation .............          80             --             --             --             80
  Amortization of gain on sale of real estate .......          --           (103)            --             --           (103)
  (Gain) lose on sale of property and equipment .....          --            281           (138)            --            143
  Provision for doubtful accounts ...................          --         75,743          5,484             --         81,227
  Undistributed earnings of minority shareholder ....          --             --             --             70             70
  Amortization of discount on Senior Notes ..........          26             --             --             --             26
Change in assets and liabilities, net of effect of
  businesses acquired--
  Increase in accounts receivable ...................          --       (100,770)       (11,260)            --       (112,030)
  Increase in inventories ...........................          --         (3,089)          (155)            --         (3,244)
  Decrease in prepaid expenses and other ............          --          1,328          1,007             --          2,335
  (Increase) decrease in due to/from affiliates .....     (45,103)          (948)        15,087         30,964             --
  Increase in accounts payable ......................          --          2,273            419             --          2,692
  Increase (decrease) in accrued liabilities and
    other liabilities ...............................         228          2,509         (5,767)            --         (3,030)
  Increase (decrease) in non-refundable subscription
    income ..........................................          --          1,286            (59)            --          1,227
  Increase in deferred income taxes .................          --          3,198            504             --          3,702
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating
           activities ...............................     (29,091)        33,161         13,913          3,964         21,947
                                                        ---------      ---------      ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility, net ........      27,500             --             --             --         27,500
Repayment of debt and capital lease obligations .....          --         (6,573)        (1,221)            --         (7,794)
Issuance of common stock ............................       1,785             --          4,429         (4,429)         1,785
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing
           activities ...............................      29,285         (6,573)         3,208         (4,429)        21,491
                                                        ---------      ---------      ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for businesses acquired ...................          --           (445)       (12,220)            --        (12,665)
Capital expenditures ................................          --        (20,219)        (4,266)            --        (24,485)
Proceeds from the sale of property and equipment ....          --            401              2             --            403
Increase in other assets ............................         271         (3,863)        (1,965)            --         (5,557)
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing
           activities ...............................         271        (24,126)       (18,449)            --        (42,304)
                                                        ---------      ---------      ---------      ---------      ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE .............        (465)            --           (465)           465           (465)
                                                        ---------      ---------      ---------      ---------      ---------
INCREASE (DECREASE) IN CASH .........................          --          2,462         (1,793)            --            669
CASH, beginning of year .............................          --          2,917          3,594             --          6,511
                                                        ---------      ---------      ---------      ---------      ---------
CASH, end of year ...................................   $      --      $   5,379      $   1,801      $      --      $   7,180
                                                        =========      =========      =========      =========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit
  plan ..............................................   $   1,933      $      --      $      --      $      --      $   1,933
                                                        =========      =========      =========      =========      =========

     REVOLVING CREDIT FACILITY

     The Company has a fully underwritten credit agreement for a revolving credit facility of $143.0 million as of June 30, 2001, which was previously amended by extending the maturity date to March 16, 2003 and converting it to an unsecured credit facility. The revolving credit facility is priced at prime rate, Federal Funds Rate plus 0.5% or a LIBOR-based rate. The LIBOR-based rates range from LIBOR plus 0.875% to LIBOR plus 1.7%. Interest rates and availability under the revolving credit facility are dependent upon the Company meeting certain financial covenants including total debt leverage ratios, total debt to capitalization ratios and fixed charge ratios.

     The Company has received a compliance waiver, as amended, regarding the financial covenants contained in its revolving credit facility which covered the period December 31, 1999 through December 3, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: total debt leverage ratio, the total debt to capitalization ratio and the fixed charge coverage ratio. The waiver, as amended, covers, among other things, that no additional borrowings will be available through the end of the waiver period, December 3, 2001. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2001, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2001.

     As LIBOR contracts expired in March 2000, all outstanding borrowings at June 30, 2001 and 2000 were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver, as amended, the Company will accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. Approximately $143.0 million was outstanding on the revolving credit facility at June 30, 2001. The weighted average interest rate, including the additional 2.0% on the revolving credit facility, was 9.0% and 11.75% at June 30, 2001 and 2000, respectively.

     DEBT MATURITIES

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                              NOTES PAYABLE   CAPITAL LEASES
                                              -------------   --------------
                                                      (IN THOUSANDS)
     2002...................................    $293,417          $1,191
     2003...................................         343             515
     2004...................................         143              21
     2005...................................         150              20
     2006...................................          82              10
     Thereafter.............................         112              --
                                                --------          ------
                                                $294,247          $1,757
                                                ========
     Less: Amounts representing interest....                        (279)
                                                                  ------
                                                                  $1,478
                                                                  ======

     The Company incurred interest expense of approximately $30,537,000, $26,474,000 and $21,498,000 and paid interest of approximately $29,001,000,
$24,169,000  and  $21,669,000  in the years ended June 30, 2001,  2000 and 1999, respectively.

     The Company had outstanding letters of credit totaling approximately $6,515,000 at June 30, 2001 and 2000 for insurance and guarantees under contracts.

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

     In November 1998, the Company entered into an interest rate swap agreement that originally expired in November 2003 and effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. The Company paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced during the year ended June 30, 1999 by approximately $106,000. In June 1999, the Company terminated the interest rate swap agreement and received a termination fee of $604,000. Such amount was amortized against interest on a straight-line basis beginning in July 1999 through November 2000.

(6) COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was approximately $12,077,000 $13,160,000 and $12,769,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

                   2002......................     $ 7,120
                   2003......................       5,932
                   2004......................       5,219
                   2005......................       4,578
                   2006......................       3,812
                   Thereafter................       7,641

     LEGAL PROCEEDINGS

     From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. There can be no assurance that our insurance coverage will be adequate to cover all such liabilities arising out of such claims and could potentially have a material adverse effect on the consolidated financial statements.

     On August 25, 1998 and September 2, 1998, the Company was named as a defendant in two purported class action lawsuits (Haskell and Ruble, respectively). The two lawsuits contain virtually identical allegations and are brought on behalf of a class of those who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Both complaints allege that between April 28, 1997 and June 11, 1998 the Company, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board of Directors, and Robert E. Ramsey, Jr., our former Executive Vice President and former director issued certain false and misleading statements regarding certain aspects of the financial status of the Company and that these statements allegedly caused the Company's common stock to be traded at an artificially inflated price. On May 25, 1999 the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. The Company and the individual defendants have moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. The Company and the individual defendants have moved to dismiss the second amended complaint. The Court is currently scheduled to hear oral argument on that motion in December 2001. If the lawsuits were ultimately determined adversely to the Company, it could have a material adverse effect on its business, financial condition, cash flows and results of operations.

     OTHER DISPUTES

     In 1994, the Company entered into a management agreement with another corporation to manage the operations of one of the Company's subsidiaries that does not provide ambulance or fire protection services. The Company also entered into an option agreement whereby the corporation had the option to purchase the assets of the subsidiary and the Company had the option to sell the assets of this subsidiary. The Company settled this dispute during the year ended June 30, 2000. Losses relating to this dispute totaled approximately $1.3 million and are included in restructuring charges and other in the consolidated statement of operations for the year ended June 30, 2000.

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

     The Company is currently undergoing two investigations by certain government agencies regarding compliance with Medicare fraud and abuse statutes. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the governmental agencies. These reviews are covering periods prior to the Company's acquisition of the operations and periods after acquisition. Management believes that the remedies existing under specific purchase agreement and reserves established in the consolidated financial statements are sufficient so that the ultimate outcome of these matters should not have a material adverse effect on our business, financial condition, cash flows and results of operations.

(7) EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. No discretionary contributions were approved for the years ended June 30, 2001, 2000 and 1999. The ESOP held, for the benefit of all participants, approximately 5% and 6% as of June 30, 2001 and 2000, respectively, of the outstanding common stock of the Company. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

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

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,150,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the NASDAQ Small Cap Market.

     As of June 30, 2001, 617,164 shares of common stock have been issued under the ESPP.

     1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 2001, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 800,000 options had been exercised. Options may be granted as incentive stock options or non-qualified stock options.

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

2000 NON-QUALIFIED STOCK OPTION PLAN

     The Company's 2000 Non-Qualified Stock Option Plan was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the Plan was 2.0 million. Options may only be granted as non-qualified stock options. The 2000 Plan will remain in force until August 11, 2010.

     Options may be granted only to persons who at the time of grant are either regular employees, not including Directors and Officers who are regular employees or Directors who are not employees, or persons who provide consulting or other services as independent contractors to the Company.

     The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the Committee upon grant of the options. Options granted to date vest over periods not exceeding three years. The exercise price of options will be determined by the Committee, but may not be less than the par value per share.

     The following summarizes stock option activity:

                                                                    YEAR ENDED JUNE 30, 2001
                                                           -----------------------------------------
                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                           NUMBER OF      EXERCISE PRICE    EXERCISE
                                                             SHARES          PER SHARE        PRICE
                                                             ------          ---------        -----
     Options outstanding at beginning of year .......      3,581,992      $1.25 - $36.00      $17.35
       Granted ......................................      1,582,750      $1.50 - $ 2.00      $ 1.57
       Canceled .....................................       (723,074)     $1.25 - $32.25      $17.10
       Exercised ....................................             --            --                --
                                                           ---------      --------------      ------
     Options outstanding at end of year .............      4,441,668      $1.25 - $36.00      $11.77
                                                           =========                          ======
     Options exercisable at end of year .............      3,190,462                          $14.79
                                                           =========                          ======
     Options available for grant at end of year .....      2,788,361
                                                           =========
     Weighted average fair value per share of
       options granted ..............................                                         $ 0.72
                                                                                              ======

                                                                    YEAR ENDED JUNE 30, 2000
                                                           -----------------------------------------
                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                           NUMBER OF      EXERCISE PRICE    EXERCISE
                                                             SHARES          PER SHARE        PRICE
                                                             ------          ---------        -----
     Options outstanding at beginning of year .......      3,575,170      $1.25 - $36.00      $20.99
       Granted ......................................        929,109      $1.38 - $ 8.00      $ 7.16
       Canceled .....................................       (921,408)     $1.25 - $32.56      $21.20
       Exercised ....................................           (879)         $ 1.25          $ 1.25
                                                           ---------      --------------      ------
     Options outstanding at end of year .............      3,581,992      $1.25 - $36.00      $17.35
                                                           =========
     Options exercisable at end of year .............      2,804,758      $1.25 - $36.00      $18.04
                                                           =========
     Options available for grant at end of year .....      1,648,037
                                                           =========
     Weighted average fair value per share of
       options granted ..............................                                         $ 3.01
                                                                                              ======

                                                                    YEAR ENDED JUNE 30, 1999
                                                           -----------------------------------------
                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                           NUMBER OF      EXERCISE PRICE    EXERCISE
                                                             SHARES          PER SHARE        PRICE
                                                             ------          ---------        -----
     Options outstanding at beginning of year .......      3,093,905      $1.25 - $36.00     $26.26
       Granted ......................................      1,004,497      $6.63 - $11.81     $ 7.45
       Canceled .....................................       (513,590)     $7.13 - $35.00     $26.90
       Exercised ....................................         (9,642)     $1.25 - $ 7.13     $ 6.64
                                                           ---------
     Options outstanding at end of year .............      3,575,170      $1.25 - $36.00     $20.99
                                                           =========
     Options exercisable at end of year .............      2,520,828      $1.25 - $36.00     $21.46
                                                           =========
     Options available for grant at end of year .....      1,655,738
                                                           =========
     Weighted average fair value per share of
       options granted ..............................                                        $ 2.55
                                                                                             ======

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     --------------------------------------------------   -------------------------------
                                   WEIGHTED AVERAGE
    RANGE OF           OPTIONS         REMAINING       WEIGHTED AVERAGE     OPTIONS      WEIGHTED AVERAGE
 EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
 ---------------     -----------   ----------------     --------------    -----------     --------------
 $1.25 - $1.375          12,760          7.91              $  1.33           12,760          $  1.33
     $1.50            1,221,250          9.14              $  1.50          312,108          $  1.50
 $1.53 - $6.63          496,750          7.63              $  3.68          368,418          $  4.28
 $6.92 - $7.56          451,334          6.86              $  7.12          451,334          $  7.12
     $7.69               17,500          8.22              $  7.69           13,333          $  7.69
     $7.81              484,336          8.08              $  7.81          372,352          $  7.81
 $8.00 - $17.25         489,939          5.64              $ 11.44          473,273          $ 11.47
$18.25 - $24.25         464,709          4.20              $ 23.57          464,709          $ 23.57
$29.00 - $32.25         679,517          5.70              $ 30.51          598,602          $ 30.64
$32.50 - $36.00         123,573          6.32              $ 33.82          123,573          $ 33.82
                      ---------          ----              -------        ---------          -------
 $1.25 - $36.00       4,441,668          7.11              $ 11.77        3,190,462          $ 14.79
                      =========          ====              =======        =========          =======

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

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 2001, 2000 and 1999, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  YEAR ENDED JUNE 30,
                                                  ----------------------------------------------------
                                                       2001              2000              1999
                                                  ---------------   ---------------   ----------------
                                                  OPTIONS    ESPP   OPTIONS    ESPP   OPTIONS    ESPP
                                                  -------    ----   -------    ----   -------    ----
     Risk-free interest rate ..................     3.74%    2.55%    6.03%    6.32%    5.92%    5.43%
     Expected dividend yield ..................     0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
     Expected lives in years (after vesting
       for options) ...........................     1.35     0.50     1.35     0.50     1.33     0.50
     Expected volatility ......................    72.66%   96.75%   67.51%   99.78%   57.66%   85.20%

     The total value of options and ESPP shares granted was computed to be the following approximate amounts, which would be amortized on the straight-line basis over the vesting period:

                                                  OPTIONS     ESPP
                                                  -------     ----
     For the year ended June 30, 2001 .........   $ 1,134     $188
     For the year ended June 30, 2000 .........   $ 2,724     $137
     For the year ended June 30, 1999 .........   $ 2,564     $340

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and diluted earnings per share would have been reported as follows:

                                               YEAR ENDED JUNE 30,
                                     -------------------------------------
                                        2001           2000         1999
                                        ----           ----         ----
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income (loss):
       Historical ..............     $(226,781)     $(101,273)     $15,464
       Pro forma ...............     $(227,606)     $(101,762)     $11,939
     Diluted earnings per share:
       Historical ..............     $  (15.38)     $   (6.94)     $  1.06
       Pro forma ...............     $  (15.44)     $   (6.97)     $  0.82

     The effects of applying SFAS 123 for providing pro forma disclosures for 2001, 2000 and 1999 are not likely to be representative of the effects on reported net income and diluted earnings per share for future years, because options vest over several years and additional awards are made each year.

     During March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25 (FIN 44), which among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 in the first quarter of its fiscal year end June 30, 2001. The Company has not experienced any material impact resulting from the adoption of FIN 44.

     401(k) PLAN

     The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the statutory limit. The Company, at its discretion, may elect to make a matching contribution in the form of cash or the Company's common stock to each participant's account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds. The Company has accrued a matching contribution of approximately $1,712,000 for the 401(k) Plan year ended December 31, 2000. The Company made a matching contribution to the 401(k) Plan of approximately $1,906,000 for the 401(k) Plan year ended December 31, 1999.

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

(9) RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of approximately $130,000, $96,000 and $113,000 for the years ended June 30, 2001, 2000 and 1999, respectively, with a law firm in which a member of the Board of Directors is a partner.

     The Company incurred rental expense of approximately $89,000 and $114,000 in the years ended June 30, 2001 and 2000, respectively, related to leases of fire and ambulance facilities with a director of the Company and with employees that were previously owners of businesses acquired by the Company. The Company incurred rental expense of approximately $1,895,000 in the year ended June 30, 1999, related to leases of fire and ambulance facilities with two directors of the Company and with employees that were previously owners of businesses acquired by the Company.

     The Company incurred consulting fees of approximately $99,000 and $85,000 in the years ended June 30, 2001 and 2000, respectively, with a director of the Company. The Company incurred consulting fees of $213,000 in the year ended June 30, 1999, with two directors of the Company.

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

     The sources of income (loss) before income taxes were as follows:

                                                   YEAR ENDED JUNE 30,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------    ---------
                                                      (in thousands)
     United States .....................   $(177,571)   $(133,641)   $  19,189
     Foreign ...........................     (47,285)        (861)       7,506
                                           ---------    ---------    ---------
     Income (loss) before income taxes .   $(224,856)   $(134,502)   $  26,695
                                           =========    =========    =========

     The components of the provision for (benefit from) income taxes were as follows:

                                                    YEAR ENDED JUNE 30,
                                           ----------------------------------
                                             2001         2000         1999
                                           --------     --------     --------
                                                     (in thousands)
     Current
       U.S. federal ....................   $     --     $     --     $     58
       State ...........................        637          750          128
       Foreign .........................         48        1,560        1,532
                                           --------     --------     --------
               Total current provision .        685        2,310        1,718
                                           --------     --------     --------
     Deferred
       U.S. federal ....................        500      (33,179)       9,064
       Foreign .........................        690       (2,360)         449
                                           --------     --------     --------
               Total deferred provision
               (benefit) ...............      1,190      (35,539)       9,513
                                           --------     --------     --------
               Total provision (benefit)   $  1,875     $(33,229)    $ 11,231
                                           ========     ========     ========

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

     The components of net deferred taxes were as follows:

                                                               JUNE 30,
                                                       -----------------------
                                                         2001          2000
                                                       ---------    ---------
                                                           (in thousands)
     Deferred tax liabilities
       Amortization and accelerated depreciation ....  $  (1,024)   $ (19,157)
       Accounts receivable valuation ................    (15,093)     (16,273)
       Accounting method changes ....................     (1,350)      (1,350)
       Other ........................................         --       (1,421)
                                                       ---------    ---------
                                                         (17,467)     (38,201)
     Deferred tax assets
       Restructuring charge .........................     11,882        6,634
          Compensation accruals .....................      1,671          828
          Insurance reserves ........................     14,157        6,314
       Net operating loss benefits ..................     86,398       35,108
       Alternative minimum tax credit carryforwards .      1,115        1,115
          Business tax credits ......................        505          505
          Foreign reserves ..........................      2,300          690
          Other .....................................        625           79
          Valuation allowance .......................   (102,136)     (12,832)
                                                       ---------     --------
                                                          16,517       38,441
     Net deferred asset/(liability)tax liability ....       (950)         240
     Less current portion ...........................         --         (240)
                                                       ---------     --------
     Net long term deferred tax liability ...........  $    (950)    $     --
                                                       =========     ========

     For the year ended June 30, 1999 income tax benefits of approximately $8,000 were allocated to additional paid-in capital for tax benefits associated with the exercise of nonqualified stock options and vesting of stock grants. No income tax benefits were provided for the years ended June 30, 2001 and 2000, respectively.

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                                     JUNE 30,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
                                                                  (in thousands)
     Federal income tax provision at statutory rate...   $(78,700)   $(47,076)   $  9,343
     State taxes, net of federal benefit .............     (3,886)     (3,230)        568
     Amortization of nondeductible goodwill ..........      5,660       3,792       1,590
     Change in valuation allowance ...................     77,853      12,832          --
     Other, net ......................................        948         453        (270)
                                                         --------    --------    --------
     Provision for (benefit from) income taxes .......   $  1,875    $(33,229)   $ 11,231
                                                         ========    ========    ========

     The Company has provided a valuation allowance because it believes that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company has net operating losses of approximately $220 million which expire in varying amounts between 2002 and 2021.

     Cash payments for income taxes (net of refunds) were approximately $1,927,000 and $2,397,000 during the years ended June 30, 2001 and 2000, respectively. The Company received income tax refunds (net of payments) of approximately $2,050,000 during the year ended June 30, 1999.

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

     The Company operates in two business  segments:  Emergency Medical Services
(EMS) and Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

     The EMS segment includes emergency medical ambulance services provided pursuant to contracts with counties, fire districts and municipalities, as well as non-emergency ambulance services provided to patients requiring either advanced or basic levels of medical supervision during the transfer to and from residences and health care facilities. The EMS segment also includes critical care transport services for medically unstable patients who require critical care while being transported between health care facilities, as well as urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

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

     The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

     Information by operating segment is set forth below:

                                                   AMBULANCE    FIRE AND OTHER   CORPORATE      TOTAL
                                                   ---------    --------------   ---------      -----
                                                                      (in thousands)
     YEAR ENDED JUNE 30, 2001
       Net revenues from external customers ...    $ 402,833      $ 101,483      $      --    $ 504,316
       Depreciation and amortization ..........       21,298          5,981          1,882       29,161
       Interest expense, net ..................       25,622          4,322             57       30,001
       Equity in net income of equity method
         investees ............................          780             --             --          780
       Segment profit (loss) ..................     (178,906)        11,301        (24,848)    (192,453)
       Segment assets .........................      151,396         21,769          1,267      174,432
       Capital expenditures ...................        2,938          1,725          1,111        5,774
       Investment in equity-method investees ..    $     893      $      --      $      --    $     893


                                                   AMBULANCE    FIRE AND OTHER   CORPORATE      TOTAL
                                                   ---------    --------------   ---------      -----
                                                                      (in thousands)
     YEAR ENDED JUNE 30, 2000
       Net revenues from external customers ...    $ 467,741      $ 102,333      $      --    $ 570,074
       Depreciation and amortization ..........       22,247         10,087          1,362       33,696
       Interest expense, net ..................       21,057          4,595            286       25,938
       Equity in net income of equity method
         investees ............................          988             (8)            --          980
       Segment profit (loss) ..................     (128,455)        11,122        (17,926)    (135,259)
       Segment assets .........................      209,810         37,069          2,015      248,894
       Capital expenditures ...................        6,831          8,599            481       15,911
       Investment in equity-method investees ..    $   1,011      $   1,100      $      --    $   2,111


                                                   AMBULANCE    FIRE AND OTHER   CORPORATE      TOTAL
                                                   ---------    --------------   ---------      -----
                                                                      (in thousands)
     YEAR ENDED JUNE 30, 1999
       Net revenues from external customers ...    $ 467,632      $  93,734      $      --    $ 561,366
       Depreciation and amortization ..........       23,851          7,824          1,713       33,388
       Interest expense, net ..................       16,088          4,928            390       21,406
       Equity in net income of equity method
         investees ............................          725             17             --          742
       Segment profit (loss) ..................       33,239         11,905        (18,379)      26,765
       Segment assets .........................      253,269         40,693          2,895      296,857
       Capital expenditures ...................       19,467          4,390             82       23,939
       Investment in equity-method investees ..    $   1,142      $   1,671      $      --    $   2,813

     Information concerning principal geographic areas is set forth below:

                                           2001                      2000                      1999
                                ------------------------    -----------------------   ----------------------
                                 REVENUE    NET PROPERTY    REVENUE    NET PROPERTY   REVENUE   NET PROPERTY
                                 -------    ------------    -------    ------------   -------   ------------
                                                                (in thousands)
United States and Canada ...    $ 461,227     $ 57,682      $517,315      $79,257     $506,817     $87,441
Latin America...............       43,089          317        52,759        6,662       54,549       7,591
                                ---------     --------      --------      -------     --------     -------
  Total.....................    $ 504,316     $ 57,999      $570,074      $85,919     $561,366     $95,032
                                =========     ========      ========      =======     ========     =======

(12) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended June 30, 2001 and 2000 is as follows:

                                                              2001
                                      ------------------------------------------------------
                                       FIRST         SECOND          THIRD         FOURTH
                                      QUARTER      QUARTER (1)     QUARTER(2)     QUARTER(3)
                                      -------      -----------     ----------     ----------
                                             (in thousands, except per share data)
     Revenue .....................   $ 128,238      $ 125,209      $ 126,722      $ 124,147
     Operating income (loss) .....       3,213        (13,770)       (16,034)      (165,862)
     Net income (loss) ...........      (4,085)       (21,574)       (23,646)      (177,426)
     Loss per share ..............   $   (0.28)     $   (1.47)     $   (1.60)     $  (11.91)

                                                              2000
                                      ------------------------------------------------------
                                       FIRST         SECOND          THIRD         FOURTH
                                      QUARTER       QUARTER(3)     QUARTER(4)     QUARTER(5)
                                      -------       ----------     ----------     ----------
                                             (in thousands, except per share data)
     Revenue .....................   $ 141,200      $ 147,107      $ 146,398      $ 135,369
     Operating income (loss) .....       9,581        (57,978)       (18,002)       (42,921)
     Net income (loss) ...........       1,884        (42,386)       (16,615)       (44,156)
     Earnings (loss) per share ...   $    0.13      $   (2.91)     $   (1.14)     $   (3.02)

----------
(1) In the second quarter of the year ended June 30, 2001, the Company recorded $10 million additional provision for doubtful accounts related to the underrealization of receivables in service areas closed in fiscal year 2000. The Company also recorded a

     $5.2 million charge related to the loss of an exclusive 911 contract in Lincoln, Nebraska.

(2) In the third quarter of the year ended June 30, 2001, the Company recorded a $5.0 million charge related to increased claims experience in workers compensation. Additionally, the Company recorded a $15.0 million charge related to a change in estimates impacting our reserves for general liability claims.

(3) In the fourth quarter of the year ended June 30, 2001, the Company recorded a $16.2 million provision for doubtful accounts, $94.4 million of asset impairment charges, $9.4 million related to the disposition of clinic operations in Argentina, $9.1 million of restructuring charges, a $4.1 million charge related to the loss of an exclusive 911 contract in Arlington Texas, $5.4 million related to increased claim estimates on health insurance, $3.0 million related to accrual of paid time off for field personnel, $8.4 million related to inventory write-offs, $1.3 million related to Medicaid audit, $1.0 million related to write-off of amounts due from a former seller, $8.5 million related to adjustments related to Argentina, $3.1 million of other asset write-offs, and $4.0 million related to a "put" by a minority joint venture partner.

(4) In the second quarter of the year ended June 30, 2000, the Company recorded a $65.0 million additional provision for doubtful accounts related to a change in its methodology of determining its allowance for doubtful accounts.

(5) In the third quarter of the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge of $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and a $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(6) In the fourth quarter of the year ended June 30, 2000, the Company recorded a pre-tax restructuring charge of $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and a $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

                                   SCHEDULE II

                             RURAL/METRO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                      JUNE 30,
                                        -------------------------------------
                                          2001          2000          1999
                                        ---------     ---------     ---------
                                                    (in thousands)
   Allowance for doubtful accounts
     Balance at beginning of year ...   $  87,752     $  43,392     $  69,552
     Provision charged to expense ...     102,470       160,623        81,227
     Write-offs .....................    (124,993)     (116,263)     (107,387)
                                        ---------     ---------     ---------
     Balance at end of year .........   $  65,229     $  87,752     $  43,392
                                        =========     =========     =========

                                                      JUNE 30,
                                        -------------------------------------
                                          2001          2000          1999
                                        ---------     ---------     ---------
                                                    (in thousands)
     Restructuring allowances
       Balance at beginning of year..   $   8,523     $   1,328     $   5,407
       Provision ....................       9,091        43,274         2,500
       Payments/usage ...............     (11,689)      (36,079)       (6,579)
                                        ---------     ---------     ---------
       Balance at end of year .......   $   5,925     $   8,523     $   1,328
                                        =========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors - Nominees" as set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

                                                                            PAGE
                                                                            ----
          (i)  Financial Statements
               (1)  Report of Independent Public Accountants...............   44
               (2)  Consolidated Financial Statements Consolidated Balance
                    Sheets at June 30, 2001 and 2000 ......................   45
                    Consolidated Statements of Operations for the Years
                    Ended June 30, 2001, 2000, and 1999 ...................   46
                    Consolidated Statements of Changes in Stockholders'
                    Equity for the Years Ended June 30, 2001, 2000, and
                    1999 ..................................................   47
                    Consolidated Statements of Cash Flows for the Years
                    Ended June 30, 2001, 2000, and 1999 ...................   48
                    Consolidated Statements of Comprehensive Income (Loss)
                    for the Years Ended June 30, 2001, 2000 and 1999 ......   49
                    Notes to Consolidated Financial Statements ............   50

          (ii) Financial Statement Schedule
                    Schedule II Valuation and Qualifying Accounts .........   79
                    All other schedules have been omitted on the basis of immateriality or because such schedules are not otherwise applicable

        (iii)  Exhibits
                    See index to exhibits below.

     (b)  Reports on Form 8-K:

     We filed the following report on Form 8-K during the quarter ended June 30, 2001:

     Report on Form 8-K filed with the Commission on April 16, 2001 relating to the Fifth Amendment to the Provisional Waiver and Standstill Agreement dated as of April 23, 2001.

     (c)  Exhibits

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
-------                           ----------------------
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

10.7      2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(25)

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

10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999(17)

10.16(i) Severance Agreement by and between Warren S. Rustand and Registrant effective August 24, 1998(14)

10.16(j) Consulting Agreement by and between James H. Bolin and Registrant effective January 1, 1998(14)

10.16(k)  Separation  Agreement and Release by and between Registrant and Robert
          T. Edwards effective December 31, 1998(16)

10.16(l) Employment Agreement by and between the Registrant and Jack E. Brucker, effective April 19, 2001(24)

10.16(m) Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel A. Sucher, effective November 7, 1997, and (ii) R. Bruce Hillier, effective October 20, 1997(18)

10.16(n) Employment Agreement by and between the Registrant and John S. Banas III, effective April 23, 2001(24)

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

10.56 First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(19)

10.57 Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(20)

10.58     Press Release dated as of October 18, 2000(21)

10.59 Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(21)

10.60 Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(22)

10.61 Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(23)

10.62 Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001 (26)

21        Subsidiaries of Registrant*

23        Consent of Arthur Andersen LLP*

----------
* Filed herewith.

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

(19) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on April 14, 2000.

(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on July 28, 2000.

(21) Incorporated by reference to the Registrant's Form 10-Q Current Report filed with the Commission on October 16, 2000.

(22) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on February 2, 2001.

(23) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on May 2, 2001.

(24) Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 15, 2001.

(25) Incorporated by reference to the Registrant's Form S-8 Registration Statement filed with the Commission on May 21, 2001.

(26) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on August 9, 2001.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RURAL/METRO CORPORATION


                                       By: /s/ JACK E. BRUCKER
                                           -------------------------------------
                                           Jack E. Brucker
                                           President and Chief Executive Officer
October 15, 2001

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----


/s/ COR J. CLEMENT               Chairman of the Board of       October 15, 2001
-----------------------------    Directors
Cor J. Clement


/s/ LOUIS G. JEKEL               Vice Chairman of the           October 15, 2001
-----------------------------    Board of Directors
Louis G. Jekel


/s/ JACK E. BRUCKER              President, Chief Executive     October 15, 2001
-----------------------------    Officer and Director
Jack E. Brucker                  (Principal Executive
                                 Officer)


/s/ RANDALL L. HARMSEN           Vice President of Finance      October 15, 2001
-----------------------------    (Principal Financial
Randall L. Harmsen               Officer and Principal
                                 Accounting Officer)


                                 Director                       October __, 2001
-----------------------------
Mary Anne Carpenter


/s/ WILLIAM C. TURNER            Director                       October 15, 2001
-----------------------------
William C. Turner


/s/ HENRY G. WALKER              Director                       October 15, 2001
-----------------------------
Henry G. Walker


/s/ LOUIS A. WITZEMAN            Director                       October 15, 2001
-----------------------------
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

10.7           2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(25)

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

10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999(17)

10.16(i)       Severance   Agreement  by  and  between  Warren  S.  Rustand  and
               Registrant effective August 24, 1998(14)

10.16(j) Consulting Agreement by and between James H. Bolin and Registrant effective January 1, 1998(14)

10.16(k) Separation Agreement and Release by and between Registrant and Robert T. Edwards effective December 31, 1998(16)

10.16(l) Employment Agreement by and between the Registrant and Jack E. Brucker, effective February 22, 2000(24)

10.16(m) Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel A. Sucher, effective November 7, 1997, and (ii) R. Bruce Hillier, effective October 20, 1997(18)

10.16(n) Employment Agreement by and between Registrant and John S. Banas III, effective April 23, 2001.(24)

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

10.56 First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(19)

10.57 Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(20)

10.58          Press Release dated as of October 18, 2000(21)

10.59 Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(21)

10.60 Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(22)

10.61 Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(23)

10.62 Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 9, 2001(26)

21             Subsidiaries of Registrant*

23             Consent of Arthur Andersen LLP*

----------
* Filed herewith.

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

(19) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on April 14, 2000.

(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on July 28, 2000.

(21) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 14, 2000.

(22) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on February 2, 2001.

(23) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on May 2, 2001.

(24) Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 15, 2001.

(25) Incorporated by reference to the Registrant's Form S-8 Registration Statement filed with the Commission on May 21, 2001.

(26) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on August 9, 2001.