Form 10-K/A
period 2001-06-30
RURAL METRO CORP /DE/
filed 2001-10-29
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                       Documents Incorporated By Reference

                                      None

================================================================================

     Rural/Metro Corporation (the "Company") hereby amends its Report on Form 10-K for the year ended June 30, 2001 by adding thereto Items 10, 11, 12 and 13, as set forth below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME            AGE          POSITIONS WITH THE COMPANY
      ----            ---          --------------------------
Cor J. Clement, Sr.   53   Chairman of the Board and Director(3)
Jack E. Brucker       49   President, Chief Executive Officer and Director
John S. Banas III     39   Senior Vice President and General Counsel
Randall L. Harmsen    50   Vice President - Finance, Chief Accounting Officer
Mary Anne Carpenter   56   Director(1)(4)
Louis G. Jekel        60   Vice Chairman of the Board, Secretary and Director(3)
William C. Turner     72   Director(1)(2)(3)(4)
Henry G. Walker       54   Director(1)(3)(4)
Louis A. Witzeman     76   Director(2)

----------
(1)  Member of the Human Resource/Compensation/Organization Committee.
(2)  Member of the Nominating Committee.
(3)  Member of the Executive Committee.
(4)  Member of the Audit Committee.

     COR J. CLEMENT, SR. has served as Chairman of our Board of Directors since August 1998 and as a member of our Board of Directors since May 1992. Mr. Clement served as Vice Chairman of the Board of Directors from August 1994 to August 1998. Mr. Clement served as the President and Chief Executive Officer of NVD, an international provider of security and industrial fire protection services headquartered in the Netherlands, from February 1980 until his retirement in January 1997.

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

     MARY ANNE CARPENTER has been a member of our Board of Directors since January 1998. Ms. Carpenter served as Executive Vice President and Executive Committee member of First Health Group Corp., a publicly traded managed health care company, from January 1993 until her retirement in May 2001. From October 1991 until January 1993, Ms. Carpenter served as Senior Vice President, and from July 1986 through October 1991, as Vice President of First Health Group Corp. Ms. Carpenter has served on panels for several other national health care organizations.

     LOUIS G. JEKEL has served as our Secretary and as a member of our Board of Directors since 1968 and as Vice Chairman of our Board of Directors since August 1998. Mr. Jekel directs our Wildland Fire Protection Operations with the State of Arizona and the federal government. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

     WILLIAM C. TURNER has been a member of our Board of Directors since November 1993. Mr. Turner is currently Chairman and Chief Executive of Argyle Atlantic Corporation, an international merchant banking and management consulting firm; a trustee of the United States Council for International Business; a trustee and past Chairman of the American Graduate School of International Management (Thunderbird); a Board member and former Chairman of the Board of Directors of Mercy Ships International, Incorporated; and Chairman of the Board of Directors of WorldWide Talk. Mr. Turner is also a former United States Ambassador and permanent representative to the Organization for Economic Cooperation and Development.

     HENRY G. WALKER has been a member of our Board of Directors since September 1997. Since April 1997, he has served as President and Chief Executive Officer of the Sisters of Providence Health System, comprised of hospitals, long-term care facilities, physician practices, managed care plans, and other health and social services. From 1996 to March 1997, Mr. Walker served as President and Chief Executive Officer of Health Partners of Arizona, a state-wide managed care company. From 1992 to 1996, he served as President and Chief Executive Officer of Health Partners of Southern Arizona, a healthcare delivery system. Mr. Walker is a member of the National Advisory Council of the Healthcare Forum, and also serves as a director of Consolidated Catholic Healthcare a private non-profit company.

     LOUIS A. WITZEMAN is the founder of our company. Mr. Witzeman has served as a member of our Board of Directors since our formation in 1948, currently serving as Chairman of the Board Emeritus. Mr. Witzeman served as our Chief Executive Officer until his retirement in 1980.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely on our review of the copies of such forms received by us during the fiscal year ended June 30, 2001, and written representations that no other reports were required, except as set forth below, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year. Cor Clement, Louis Jekel, Mary Anne Carpenter, William Turner, Henry Walker and Louis Witzeman did not timely file Forms 5 for the fiscal year ended June 30, 2000 reporting annual option grants under the 1992 Stock Option Plan. The late reportings were made on Forms 5 for the fiscal year ended June 30, 2001. In addition, (i) amended Forms 5 for the fiscal years ended June 30, 1999 and June 30, 2001 were filed by Cor Clement to correct the reported annual option grant and to disclose the disposition of shares of common stock, respectively; and (ii) an amended Form 5 for the fiscal year ended June 30, 2001 was filed by Louis Jekel to disclose disposition of shares of common stock. We attribute these late and amended filings to an oversight due to errors in our internal procedures which have been rectified. In making these disclosures, we have relied solely on written representations of our directors and executive officers, and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended June 30, 1999, 2000, and 2001 by our Chief Executive Officer and our four most highly compensated executive officers who were in office at June 30, 2001. The table also sets forth this information for one other executive officer who is no longer with our company at June 30, 2001, whose aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                           COMPENSATION AWARDS
                                                                        ------------------------
                                          ANNUAL COMPENSATION           RESTRICTED    SECURITIES      ALL OTHER
NAME AND PRINCIPAL                 ---------------------------------       STOCK      UNDERLYING    COMPENSATION
POSITION AT YEAR-END               YEAR     SALARY($)(1)    BONUS($)    AWARD(S)($)   OPTIONS(#)       ($)(2)
--------------------               ----     ------------    --------    -----------   ----------       ------
Jack E. Brucker                    2001       $447,077      $43,600      $    --        200,000       $ 3,200
Chief Executive Officer            2000       $314,246      $    --      $    --         21,000       $ 3,200
and President(3)                   1999       $250,000      $25,000      $45,000(4)      39,000       $65,559(5)

Dr. Michel Sucher                  2001       $201,923      $19,500      $    --         75,000       $ 3,200
Former Senior Vice President       2000       $184,231      $   --       $    --         12,500       $ 3,200
and Chief Medical Officer(6)       1999       $175,000      $   --       $    --         21,600       $ 3,200

Robert B. Hillier                  2001       $215,385      $20,000      $    --         75,000       $ 2,008
Former Senior Vice President and   2000       $170,385      $   --       $    --         12,500       $ 2,008
Chief Administrative Officer(6)    1999       $137,500      $   --       $    --         21,600       $ 2,600

John S. Banas III                  2001       $207,800      $18,020      $    --        150,000       $    --
Senior Vice President and          2000       $126,438      $   --       $    --         17,500       $    --
General Counsel(6)

Randall L. Harmsen (6)             2001       $182,577      $   --       $    --             --       $    --
Vice President of Finance          2000       $     --      $   --       $    --         20,000       $    --
                                   1999       $     --      $   --       $    --             --       $    --

----------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.
(2) Unless otherwise indicated, consists of company-matching contributions to our 401(k) plan paid in cash.
(3) Mr. Brucker became our President and Chief Executive Officer in February 2000. From December 1997 until February 2000, Mr. Brucker served as our Senior Vice President and Chief Operating Officer.
(4) Represents fair market value of restricted stock grants that vested in December 1998.
(5) We paid Mr. Brucker $62,359 in fiscal 1999 for relocation costs, including moving expenses and closing costs on the sale of his former residence.
(6) Dr. Sucher and Mr. Hillier became executive officers of our Company during February 2000. Mr. Hillier joined our company during October 1997. Mr. Hillier's employment terminated in January 2001 and Dr. Sucher's employment terminated in July 2001. Mr. Banas joined our Company in September 1999 and Mr. Harmsen joined our Company in July 2000.

OPTION GRANTS

     The following table represents the options granted to the listed officers in the last fiscal year and the value of the options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                INDIVIDUAL GRANTS
                  --------------------------------------------------------------------------------------------------------
                  NUMBER OF SECURITIES     PERCENT OF TOTAL
                  UNDERLYING OPTIONS       OPTIONS GRANTED TO         EXERCISE OR                           GRANT DATE
                     GRANTED(#)(1)       EMPLOYEES IN FISCAL YEAR   BASE PRICE($/SH)   EXPIRATION DATE   PRESENT VALUE$(2)
                     -------------       ------------------------   ----------------   ---------------   -----------------
John S. Banas III      150,000(3)                  9.5%                  $1.50              8/21/10           $ 97,155
Jack E. Brucker        200,000(4)                 12.6%                  $2.00              4/20/10           $187,995
Randall L. Harmsen           0                      --%                  $  --                   --           $     --
Robert B. Hillier       75,000(5)                  4.7%                  $1.50              8/21/10           $ 48,578
Dr. Michel Sucher       75,000(6)                  4.7%                  $1.50              8/21/10           $ 48,578

----------
(1) Except as otherwise indicated, all of the options vest and become exercisable as follows: one-third at grant date in August 2000, one-third in August 2001, and one-third in August 2002.
(2) The hypothetical present value of the options at the date of grant was determined using the Black-Scholes option pricing model. The Black-Scholes model estimates the present value of an option by considering a number of factors, including the exercise price of the option, the volatility of our common stock, the dividend rate, the term of the option, the time it is expected to be outstanding, and interest rates. The Black-Scholes values were calculated using the following assumptions: (a) a risk-free interest rate of 4.74%; (b) a dividend yield of 0.00%; (c) an expected life of the option after vesting of 2.35 years; and (d) an expected volatility of 72.66%.
(3) Mr. Banas' options vest and become exercisable as follows: one-third at grant date in August 2000, one-third in August 2001, and one-third in August 2002.
(4) Mr. Brucker's options vest and become exercisable as follows: one-fourth at grant date in April 2000, one-fourth in April 2001, one-fourth in April 2002, and one-fourth in April 2003.
(5) Mr. Hillier's employment terminated in January 2001, at which time 50,000 of these options were canceled pursuant to the terms of the options.
(6) Dr. Sucher's employment terminated in July 2001, and all of the unvested options will expire October 8, 2002 pursuant to the terms of his severance agreement.

OPTION HOLDINGS

     The following table represents certain information respecting the options held by the listed officers as of June 30, 2001. None of the officers listed exercised options during fiscal 2001.

                          FISCAL YEAR-END OPTIONS HELD

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED
                                          OPTIONS AT FISCAL YEAR-END(#)(1)
                                          --------------------------------
     NAME                                 EXERCISABLE        UNEXERCISABLE
     ----                                 -----------        -------------
Jack E. Brucker                             174,000             107,000
John S. Banas III                            63,333             104,167
Randall L. Harmsen                           13,334              6,666
Robert B. Hillier                            72,934                 --
Dr. Michel Sucher                           118,920             54,166

----------
(1) None of the unexercised options listed had any value at fiscal year-end, because the exercise price of all of the options held by the listed officers was greater than $0.90, which was the closing sales price of our common stock as quoted on the Nasdaq SmallCap Market on June 29, 2001.

EMPLOYMENT AGREEMENTS

     The Board of Directors recently approved employment agreements with Jack E. Brucker, President and Chief Executive Officer, and John S. Banas III, Senior Vice President and General Counsel. The agreements, as described below, are structured to provide for the long-term retention and motivation of the Company's current senior executives.

     Effective July 1, 2001, we entered into a new employment agreement with Jack E. Brucker for a five-year term expiring July 1, 2006, which automatically renews for one-year periods. Mr. Brucker receives a base salary of $600,000, and participates in our management incentive program, stock option plans and other generally available benefit programs. Mr. Brucker also received a signing bonus of $200,000, 50% of which was payable to him on July 1, 2001, and 50% of which is payable by July 1, 2002. Mr. Brucker's employment agreement provides that should his employment agreement terminate or fail to be renewed without cause or for good reason, as defined, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his base salary and other benefits for the greater of
(i) two years, or (ii) five years minus the number of days between July 1, 2001, and the termination of employment. If Mr. Brucker terminates his employment agreement without good reason (and for reasons other than health considerations), he will not receive any severance benefits and will pay us a sum equal to the net base salary received by him during the period equal to the greater of (i) two years preceding termination of employment, or (ii) five years minus the number of days between July 1, 2001 and the date of termination of employment. Mr. Brucker has agreed not to compete against us after termination for the greater of (i) two years, or (ii) five years minus the number of days between July 1, 2001 and the date of termination. Mr. Brucker may elect to shorten the period to not less than 12 months. Upon such election, or if Mr. Brucker elects to solicit clients, employees, or otherwise competes with us at any time after his termination of employment or discloses confidential information, we will no longer be obligated to pay any further severance benefits.

     In April 2001, we entered into an employment agreement with Mr. Banas for a two-year term expiring April 23, 2003, which automatically renews for one-year periods thereafter. Mr. Banas receives a base salary of $240,000, and is entitled to participate in our management incentive program, stock option plans and other generally available benefit programs. Mr. Banas' employment agreement provides that should his employment agreement terminate or fail to be renewed without cause or for good reason, as defined, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his base salary and other benefits for 24 months. If Mr. Banas terminates his employment agreement without good reason, he will not receive any severance benefits. Mr. Banas has agreed not to compete against us for 24 months after the effective date of termination. Mr. Banas may elect to shorten the period to 12 months. Upon such election, or if Mr. Banas elects to solicit clients, employees, or otherwise competes with us at any time after termination or discloses confidential information, we will no longer be obligated to pay any further severance benefits.

     Employment agreements with Mr. Hillier and Dr. Sucher expired in December 2000. Due to Mr. Hillier's employment termination on January 13, 2001 and Dr. Sucher's employment termination on July 12, 2001, Mr. Hillier and Dr. Sucher are entitled to receive certain severance benefits, including base salary and other benefits provided by the agreements for one year from the date of termination.

     Change of control agreements entered into by Messrs. Brucker, Sucher, Hillier, and Banas provide that in the event of a change of control (as defined) and the surviving entity or individuals in control do not offer such persons employment, terminate their employment without cause (as defined), or such persons terminate their employment for good reason (as defined), such persons will receive a lump sum equal to (A) 150% (200% in the case of Mr. Brucker) of
(i) their applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to them during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under such employee's employment agreement. In addition, each executive would be entitled to receive certain benefits, including the acceleration of exercisability of their stock options or the payment of the value of such stock options if they are not accelerated or replaced with comparable options. The health and other benefits received under the change of control agreement will be reduced or eliminated to the extent such benefits are received under the executive's employment agreement. The aggregate amount of benefits is capped at 2.99 times the amount of annualized includable compensation received by the executive as determined under the Internal Revenue Code. Any payments received under the change of control agreement may be reduced by amounts we pay such executive under their respective employment agreements. Mr. Hillier's and Dr. Sucher's change of control agreements terminated upon their employment termination.

     During January 2000, John Furman resigned as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Furman will receive a severance benefit equivalent to his then existing annual base salary of $420,000 through January 2002. In connection with the employment agreement, we granted Mr. Furman stock options to purchase 100,000 shares of our common stock. These stock options continued to vest and remain exercisable through April 2002.

DIRECTOR COMPENSATION AND OTHER INFORMATION

     Officers  who  serve  on the  Board  of  Directors  receive  no  additional compensation. We paid a director's fee in fiscal 2001 to Mr. Clement, our Chairman of the Board of Directors, of $45,000 plus reimbursement for expenses for each Board or committee meeting he attended. We pay all other non-employee Board members, with the exception of Mr. Witzeman, an annual retainer of $15,000. Non-employee directors, with the exception of Mr. Jekel, also receive $1,000 for each Board meeting attended, $500 for each Board meeting participated in telephonically, $500 for each committee meeting attended, and $250 for each committee meeting participated in telephonically. We also pay $2,500 annually to any non-employee chairman of each of the committees of the Board of Directors. Under the terms of our 1992 Stock Option Plan, non-employee directors receive
(i) stock options to purchase 10,000 shares upon their first election to the Board of Directors and options to purchase 2,500 shares at the meeting of the Board of Directors held immediately after the annual meeting of stockholders (except that the Chairman of the Board receives stock options to acquire 5,000 shares), and (ii) each year each non-employee Board member receives stock options to acquire a number of shares equal to 1,000 shares for each $0.05 increase in our earnings per share over the previous fiscal year, subject to a maximum of 5,000 shares of stock per non-employee Board member. Messrs. Jekel and Witzeman receive compensation for consulting services, which includes serving on the Board of Directors. See "Certain Relationships and Related Transactions." In fiscal 2001, we granted to the following individuals options to purchase the following shares of common stock as consideration to serve as a director: 5,000 to Mr. Clement, and 2,500 to each of Messrs. Jekel, Turner, Walker, Witzeman, and Ms. Carpenter. The options have an exercise price of $2.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 30, 2001, our Human Resource/Compensation/Organization Committee consisted of Messrs. Walker, Turner, and Witzeman and Ms. Carpenter, currently directors of the Company. The heading "Certain Relationships and Related Transactions" below also describes certain other relationships and transactions with current or former board members.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND OFFICERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock on October 29, 2001 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                        AMOUNT
                                                     BENEFICIALLY
NAME OF BENEFICIAL OWNER                            OWNED(1)(2)(3)    PERCENT(2)
------------------------                            --------------    ----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Jack E. Brucker                                       306,000(4)         2.0
John S. Banas III                                     131,979(4)           *
Mary Anne Carpenter                                    22,500(4)           *
Cor J. Clement, Sr.                                    38,250(4)           *
Randall L. Harmsen.                                    24,445(4)           *
Robert B. Hillier                                      72,934(4)           *
Louis G. Jekel                                        134,963(5)           *
Dr. Michel Sucher                                     153,005(4)         1.0
William C. Turner                                      38,000(4)           *
Henry G. Walker                                        25,500(4)           *
Louis A. Witzeman                                     140,273(6)           *
Executive officers and directors
 as a group (9 persons)                               861,410            5.5

5% STOCKHOLDERS:
ESOP                                                  816,617(7)         5.4
Ernst Matthijs Hendrik Van der Lee, Ernst-Willem
Van der Lee, Nicolaas P. Monteban, Mark J. Rosman,
Mark S. Howells and Bruce W. Derrick                2,057,923(8)        13.6

----------
*    Less than 1%

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) The percentages shown are calculated based upon 15,100,180 shares of common stock outstanding on October 29, 2001. The number and percentages shown include the shares of common stock actually owned as of October 29, 2001 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 29, 2001. In calculating the percentage of ownership, shares that the identified person or group had the right to acquire within 60 days after October 29, 2001 are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholders.
(3) Excludes the following fully vested shares of common stock held by the ESOP for the benefit of the following individuals: four shares for Mr. Brucker and 1,097 shares for Dr. Sucher. These persons have sole voting power with respect to the shares held in their account by the ESOP.
(4) Represents shares of common stock issuable upon exercise of stock options with respect to the following persons: Mr. Brucker, 306,000 shares; Mr. Banas, 117,500 shares; Ms. Carpenter, 20,000 shares; Mr. Clement, 21,250 shares; Mr. Harmsen, 13,334 shares; Mr. Hillier, 72,934 shares; Dr. Sucher, 118,920 shares; Mr. Turner, 27,500 shares; and Mr. Walker, 22,500 shares.
(5) Includes 52,500 shares of common stock issuable upon exercise of stock options; 3,175 shares held by the Louis G. Jekel Charitable Remainder Trust UA dated March 1, 1996; 5,664 shares held by an IRA for the benefit of Mr. Jekel; and 71,124 shares held by a partnership of which Mr. Jekel is the beneficial owner.
(6) Includes 85,273 shares held by the Louis A. Witzeman, Jr. Family Investment Limited Partnership, of which 6,650 shares are held for the benefit of other family members. Also includes 52,500 shares of common stock issuable upon the exercise of stock options.

(7) Represents 816,617 shares of common stock owned by the Rural/Metro Corporation Employee Stock Ownership Plan. Participants under the ESOP have voting power as to shares allocated to their account and the ESOP trustee has voting power as to unallocated shares and as to any shares for which participants have chosen not to vote. The ESOP has sole dispositive power over all of these shares of common stock. The address of the Rural/Metro Corporation Employee Stock Ownership Plan is c/o Rural/Metro Corporation, 8401 East Indian School Road, Scottsdale, Arizona 85251.
(8) Represents 2,057,923 shares of common stock beneficially owned by a group consisting of Ernst Matthijs Hendrik Van der Lee, Ernst-Willem Van der Lee, Nicolaas P. Monteban, Mark J. Rosman, Mark S. Howells and Bruce W. Derrick. Messrs. Van der Lee, Van der Lee, Monteban, Rosman, Howells and Derrick have sole voting and dispositive power of all of such shares. The address of Messrs. Van der Lee, Van der Lee, Monteban, Rosman, Howells and Derrick is c/o P. Robert Moya, Esq., Quarles & Brady Streich Lang, Two North Central Avenue, Phoenix, Arizona 85004. Information is based solely on the group's Schedule 13D/A filed with the Securities and Exchange Commission dated August 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We paid approximately $130,000 during the year ended June 30, 2001 for legal services to Jekel & Howard, of which Mr. Jekel, a member of our Board of Directors, is a principal. Mr. Jekel is a participant in our ESOP. We paid Mr. Jekel $30,000 during the year ended June 30, 2001 for additional services rendered in connection with our forestry fire fighting services.

     We paid approximately  $46,000 during the year ended June 30, 2001 to Louis
A. Witzeman, a member of our Board of Directors, under leases for five fire and ambulance stations. These leases may be cancelled by us at any time. Mr. Witzeman received $98,000 during the fiscal year ended June 30, 2001 for fire protection and EMS advisory and consulting services and for serving on the Board of Directors. We also provide Mr. Witzeman with an automobile for personal use.

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

October 29, 2001