Form 10-Q
period 2001-09-30
RURAL METRO CORP /DE/
filed 2001-11-14
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 12, 2001, there were 15,100,180 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

================================================================================

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements:

                   Consolidated Balance Sheets                                 3

                   Consolidated Statements of Operations                       4

                   Consolidated Statements of Cash Flows                       5

                   Consolidated Statements of Comprehensive Loss               6

                   Notes to Consolidated Financial Statements                  7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   26

Part II. Other Information

         Item 1. Legal Proceedings                                            27

         Item 6. Exhibits and Reports on Form 8-K                             27

         Signatures                                                           28

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                 (IN THOUSANDS)

                                                    September 30,     June 30,
                                                        2001            2001
                                                      ---------       ---------
                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                $   1,859       $   8,699
  Accounts receivable, net                              105,419         103,260
  Inventories                                            13,150          13,173
  Prepaid expenses and other                              5,104           5,192
                                                      ---------       ---------
     Total current assets                               125,532         130,324
                                                      ---------       ---------

PROPERTY AND EQUIPMENT, net                              54,815          57,999

INTANGIBLE ASSETS, net                                   92,389          92,424

OTHER ASSETS                                             18,856          17,787
                                                      ---------       ---------

                                                      $ 291,592       $ 298,534
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                    $  15,405       $  12,915
  Accrued liabilities                                    88,484          96,340
  Current portion of long-term debt                     293,892         294,439
                                                      ---------       ---------
     Total current liabilities                          397,781         403,694
                                                      ---------       ---------

LONG-TERM DEBT, net of current portion                    1,383           1,286

NON-REFUNDABLE SUBSCRIPTION INCOME                       15,652          15,701
                                                      ---------       ---------

        Total liabilities                               414,816         420,681
                                                      ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                         8,379           8,379
                                                      ---------       ---------

STOCKHOLDERS' DEFICIT
  Common stock                                              154             152
  Additional paid-in capital                            138,099         137,948
  Accumulated deficit                                  (268,591)       (267,401)
  Cumulative translation adjustment                         (26)             14
  Treasury stock                                         (1,239)         (1,239)
                                                      ---------       ---------
        Total stockholders' deficit                    (131,603)       (130,526)
                                                      ---------       ---------

                                                      $ 291,592       $ 298,534
                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                Three Months ended September 30,
                                                --------------------------------
                                                     2001            2000
                                                   ---------       ---------
REVENUE
  Ambulance services                               $ 100,261       $ 101,742
  Fire protection services                            15,957          15,724
  Other                                                9,449          10,772
                                                   ---------       ---------
     Total revenue                                   125,667         128,238
                                                   ---------       ---------
OPERATING EXPENSES
  Payroll and employee benefits                       75,726          72,642
  Provision for doubtful accounts                     16,886          19,392
  Depreciation                                         4,296           5,708
  Amortization of intangibles                             35           1,869
  Other operating expenses                            23,034          25,414
                                                   ---------       ---------
     Total expenses                                  119,977         125,025
                                                   ---------       ---------

OPERATING INCOME                                       5,690           3,213
  Interest expense, net                                6,855           7,876
  Other                                                   --            (489)
                                                   ---------       ---------

LOSS BEFORE INCOME TAXES                              (1,165)         (4,174)
  Provision for (benefit from) income taxes               25             (89)
                                                   ---------       ---------

NET LOSS                                           $  (1,190)      $  (4,085)
                                                   =========       =========

LOSS PER SHARE
  BASIC LOSS PER SHARE                             $   (0.08)      $   (0.28)
                                                   =========       =========
  DILUTED LOSS PER SHARE                           $   (0.08)      $   (0.28)
                                                   =========       =========

AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC                          15,031          14,626
                                                   =========       =========
AVERAGE NUMBER OF
  SHARES OUTSTANDING - DILUTED                        15,031          14,626
                                                   =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   2001          2000
                                                                 --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                       $ (1,190)     $ (4,085)
  Adjustments to reconcile net loss to cash
    used in operations--
    Depreciation and amortization                                   4,331         7,577
    Amortization of gain on sale of real estate                        --           (26)
    (Gain) loss on sale of property and equipment                      57          (270)
    Provision for doubtful accounts                                16,886        19,392
    Undistributed loss of minority shareholder                         --          (489)
    Amortization of discount on Senior Notes                            6             6
    Change in assets and liabilities ---
      Increase in accounts receivable                             (19,045)      (14,441)
      (Increase) decrease in inventories                               23          (805)
      (Increase) decrease in prepaid expenses and other                88          (587)
      Increase (decrease) in accounts payable                       2,490          (825)
      Decrease in accrued liabilities and other liabilities        (7,856)       (8,743)
      Increase (decrease) in nonrefundable subscription income        (49)          446
                                                                 --------      --------
       Net cash used in operating activities                       (4,259)       (2,850)
                                                                 --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net                        (13)         (500)
  Repayment of debt and capital lease obligations                    (443)         (698)
  Issuance of common stock                                            153            --
                                                                 --------      --------
       Net cash used in financing activities                         (303)       (1,198)
                                                                 --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
  Net proceeds from the disposition of clinic operations               75            --
  Capital expenditures                                             (1,501)         (517)
  Proceeds from the sale of property and equipment                    332         1,035
  (Increase) decrease in other assets                              (1,144)          610
                                                                 --------      --------
       Net cash provided by (used in) investing activities         (2,238)        1,128
                                                                 --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                               (40)            1
                                                                 --------      --------

DECREASE IN CASH                                                   (6,840)       (2,919)

CASH, beginning of period                                           8,699        10,287
                                                                 --------      --------

CASH, end of period                                              $  1,859      $  7,368
                                                                 ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                Three months ended September 30,
                                                --------------------------------
                                                     2001              2000
                                                   --------          --------
NET LOSS                                           $ (1,190)         $ (4,085)

Foreign currency translation adjustments                (40)                1
                                                   --------          --------

COMPREHENSIVE LOSS                                 $ (1,230)         $ (4,084)
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

(1)  INTERIM RESULTS

     In the opinion of management, the consolidated financial statements for the three-month periods ended September 30, 2001 and 2000 include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of operations.

     The results of operations for the three-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

(2)  CREDIT AGREEMENTS AND BORROWINGS

     The Company has received a compliance waiver, as amended, regarding the financial covenants contained in its revolving credit facility covering the periods from December 31, 1999 through December 3, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver (as amended through December 3,
     2001) stipulates that no additional borrowings will be available to the Company through the end of the waiver period. In addition, the waiver (as amended through December 3, 2001) requires the Company (i) to engage certain financial advisors; (ii) to meet certain benchmarks for projected cash balances and expenditures; (iii) maintain positive consolidated operating income net of restructuring charges; (iv) to reduce the outstanding balance on the revolving credit facility by $1,250,000 no later than October 31, 2001; and (v) to reduce the outstanding balance on the revolving credit facility upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2001, as required under the waiver and the lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company is not aware of any event of default under either the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability as of June 30, 2001 and September 30, 2001 in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor."

     As LIBOR contracts expired during March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the periods covered by the waiver, as amended, the Company will accrue additional interest expense at a rate of 2.0% per annum on the

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. The Company has recorded $4.5 million related to this additional interest expense for the period March 14, 2000 to September 30, 2001, $4.0 million of which remains in accrued liabilities at September 30, 2001. The most recent amendment to the waiver required that $1.25 million of principal be paid to the lenders. This payment was made on October 31, 2001. As of November 12, 2001, the outstanding balance on the revolving credit facility was $141.8 million with no availability on the facility. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. The Company believes that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on the business, financial condition, cash flows, and results of operations of the Company.

     The Company's inability to successfully negotiate an amendment to the revolving credit facility could have a material adverse effect on the business, financial condition, cash flows, and results of operations of the Company (See Note 4).

     During March 1998, the Company issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes). The Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The financial statements presented below include the Consolidating Balance Sheets as of September 30, 2001 and June 30, 2001, the Consolidating Statements of Operations for the three months ended September 30, 2001 and 2000, and the Consolidating Statements of Cash Flows for the three months ended September 30, 2001 and 2000 of Rural/Metro Corporation (the Parent) and the guarantor subsidiaries (the Guarantors) and the subsidiaries which are not guarantors (the Non-guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because the Company believes such information is inconsequential to the note holders.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                Parent      Guarantors   Non-Guarantors   Eliminating   Consolidated
                                                ------      ----------   --------------   -----------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                        $      --      $      90      $   1,769      $      --      $   1,859
  Accounts receivable, net                           --         96,317          9,102             --        105,419
  Inventories                                        --         13,069             81             --         13,150
  Prepaid expenses and other                        531          3,877            696             --          5,104
                                              ---------      ---------      ---------      ---------      ---------
     Total current assets                           531        113,353         11,648             --        125,532
                                              ---------      ---------      ---------      ---------      ---------
PROPERTY AND EQUIPMENT, net                          --         54,607            208             --         54,815
INTANGIBLE ASSETS, net                               --         86,546          5,843             --         92,389
DUE FROM (TO) AFFILIATES                        286,314       (228,334)       (57,980)            --             --
OTHER ASSETS                                      2,099         15,161          1,596             --         18,856
INVESTMENT IN SUBSIDIARIES                     (122,458)            --             --        122,458             --
                                              ---------      ---------      ---------      ---------      ---------
                                              $ 166,486      $  41,333      $ (38,685)     $ 122,458      $ 291,592
                                              =========      =========      =========      =========      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                            $      --      $  10,287      $   5,118      $      --      $  15,405
  Accrued liabilities                             5,227         69,607         13,650             --         88,484
  Current portion of long-term debt             292,862            778            252             --        293,892
                                              ---------      ---------      ---------      ---------      ---------
     Total current liabilities                  298,089         80,672         19,020             --        397,781
                                              ---------      ---------      ---------      ---------      ---------
LONG-TERM DEBT, net of current portion               --          1,374              9             --          1,383
NON-REFUNDABLE SUBSCRIPTION INCOME                   --         15,636             16             --         15,652
DEFERRED INCOME TAXES                                --          1,164         (1,164)            --             --
                                              ---------      ---------      ---------      ---------      ---------
        Total liabilities                       298,089         98,846         17,881             --        414,816
                                              ---------      ---------      ---------      ---------      ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                    --             --             --          8,379          8,379
STOCKHOLDERS' DEFICIT
  Common stock                                      154             82             17            (99)           154
  Additional paid-in capital                    138,099         54,622         34,942        (89,564)       138,099
  Accumulated deficit                          (268,591)      (112,217)       (91,499)       203,716       (268,591)
  Cumulative translation adjustment                 (26)            --            (26)            26            (26)
  Treasury stock                                 (1,239)            --             --             --         (1,239)
                                              ---------      ---------      ---------      ---------      ---------
        Total stockholders' deficit            (131,603)       (57,513)       (56,566)       114,079       (131,603)
                                              ---------      ---------      ---------      ---------      ---------
                                              $ 166,486      $  41,333      $ (38,685)     $ 122,458      $ 291,592
                                              =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                             Parent       Guarantors   Non-Guarantors   Eliminating   Consolidated
                                            ---------      ---------      ---------      ---------      ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                     $      --      $   6,763      $   1,936      $      --      $   8,699
  Accounts receivable, net                        --         93,471          9,789             --        103,260
  Inventories                                     --         13,093             80             --         13,173
  Prepaid expenses and other                     531          4,320            341             --          5,192
                                           ---------      ---------      ---------      ---------      ---------
     Total current assets                        531        117,647         12,146             --        130,324
                                           ---------      ---------      ---------      ---------      ---------
PROPERTY AND EQUIPMENT, net                       --         57,271            728             --         57,999
INTANGIBLE ASSETS, net                            --         86,573          5,851             --         92,424
DUE FROM (TO) AFFILIATES                     294,729       (235,817)       (58,912)            --             --
OTHER ASSETS                                   2,356         13,064          2,367             --         17,787
INVESTMENT IN SUBSIDIARIES                  (127,702)            --             --        127,702             --
                                           ---------      ---------      ---------      ---------      ---------

                                           $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                           =========      =========      =========      =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                         $      --      $   9,478      $   3,437      $      --      $  12,915
  Accrued liabilities                          7,571         73,069         15,700             --         96,340
  Current portion of long-term debt          292,869          1,315            255             --        294,439
                                           ---------      ---------      ---------      ---------      ---------
     Total current liabilities               300,440         83,862         19,392             --        403,694
                                           ---------      ---------      ---------      ---------      ---------
LONG-TERM DEBT, net of current portion            --          1,272             14             --          1,286
NON-REFUNDABLE SUBSCRIPTION INCOME                --         15,701             --             --         15,701
DEFERRED INCOME TAXES                             --          1,164         (1,164)            --             --
OTHER LIABILITIES                                 --             --             --             --             --
                                           ---------      ---------      ---------      ---------      ---------
        Total liabilities                    300,440        101,999         18,242             --        420,681
                                           ---------      ---------      ---------      ---------      ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                 --             --             --          8,379          8,379
                                           ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' DEFICIT
  Common stock                                   152             82             17            (99)           152
  Additional paid-in capital                 137,948         54,622         34,942        (89,564)       137,948
  Accumulated deficit                       (267,401)      (117,965)       (91,035)       209,000       (267,401)
  Cumulative translation adjustment               14             --             14            (14)            14
  Treasury stock                              (1,239)            --             --             --         (1,239)
                                           ---------      ---------      ---------      ---------      ---------
        Total stockholders' deficit         (130,526)       (63,261)       (56,062)       119,323       (130,526)
                                           ---------      ---------      ---------      ---------      ---------
                                           $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                           =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Parent       Guarantors   Non-Guarantors    Eliminating    Consolidated
                                                   ------       ----------   --------------    -----------    ------------
REVENUE
  Ambulance services                              $      --       $  88,656      $  11,605       $      --       $ 100,261
  Fire protection services                               --          15,574            383              --          15,957
  Other                                                  --           9,363             86              --           9,449
                                                  ---------       ---------      ---------       ---------       ---------
       Total revenue                                     --         113,593         12,074              --         125,667
                                                  ---------       ---------      ---------       ---------       ---------
OPERATING EXPENSES
  Payroll and employee benefits                          --          66,268          9,458              --          75,726
  Provision for doubtful accounts                        --          16,461            425              --          16,886
  Depreciation                                           --           3,913            383              --           4,296
  Amortization of intangibles                            --              27              8              --              35
  Other operating expenses                               --          21,093          1,941              --          23,034
                                                  ---------       ---------      ---------       ---------       ---------
       Total expenses                                    --         107,762         12,215              --         119,977
                                                  ---------       ---------      ---------       ---------       ---------

OPERATING INCOME (LOSS)                                  --           5,831           (141)             --           5,690
  Interest expense, net                               6,473              63            319              --           6,855
  Other                                                  --              --             --              --
                                                  ---------       ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                    (6,473)          5,768           (460)             --          (1,165)
  Provision for income taxes                             --              20              5              --              25
                                                  ---------       ---------      ---------       ---------       ---------

NET INCOME (LOSS)                                    (6,473)          5,748           (465)             --          (1,190)
INCOME FROM WHOLLY-OWNED SUBSIDIARIES                 5,283              --             --          (5,283)             --
                                                  ---------       ---------      ---------       ---------       ---------

NET INCOME (LOSS)                                 $  (1,190)      $   5,748      $    (465)      $  (5,283)      $  (1,190)
                                                  =========       =========      =========       =========       =========

  Foreign currency translation adjustments               --              --            (40)             --             (40)
  Comprehensive income from
    wholly-owned subsidiaries                           (40)             --             --              40              --
                                                  ---------       ---------      ---------       ---------       ---------

COMPREHENSIVE LOSS                                $  (1,230)      $   5,748      $    (505)      $  (5,243)      $  (1,230)
                                                  =========       =========      =========       =========       =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             Parent       Guarantors   Non-Guarantors   Eliminating   Consolidated
                                            ---------      ---------      ---------      ---------      ---------
REVENUE
  Ambulance services                        $      --      $  87,262      $  14,480      $      --      $ 101,742
  Fire protection services                         --         15,444            280             --         15,724
  Other                                            --          9,248          1,524             --         10,772
                                            ---------      ---------      ---------      ---------      ---------
       Total revenue                               --        111,954         16,284             --        128,238
                                            ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits                    --         61,792         10,850             --         72,642
  Provision for doubtful accounts                  --         18,245          1,147             --         19,392
  Depreciation                                     --          5,045            663             --          5,708
  Amortization of intangibles                      --          1,265            604             --          1,869
  Other operating expenses                         --         21,001          4,413             --         25,414
                                            ---------      ---------      ---------      ---------      ---------
       Total expenses                              --        107,348         17,677             --        125,025
                                            ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                            --          4,606         (1,393)            --          3,213
  Interest expense, net                         7,568            (29)           337             --          7,876
  Other                                            --             --             --           (489)          (489)
                                            ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES              (7,568)         4,635         (1,730)           489         (4,174)
  Benefit from income taxes                        --             --            (89)            --            (89)
                                            ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                              (7,568)         4,635         (1,641)           489         (4,085)

INCOME FROM WHOLLY-OWNED SUBSIDIARIES           3,483             --             --         (3,483)            --
                                            ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                           $  (4,085)     $   4,635      $  (1,641)     $  (2,994)     $  (4,085)
                                            =========      =========      =========      =========      =========

  Foreign currency translation adjustments         --             --              1             --              1
  Comprehensive income from
       wholly-owned subsidiaries                    1             --             --             (1)            --
                                            ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME (LOSS)                 $  (4,084)     $   4,635      $  (1,640)     $  (2,995)     $  (4,084)
                                            =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Parent   Guarantors   Non-Guarantors  Eliminating  Consolidated
                                                                     ------   ----------   --------------  -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (1,190)   $  5,748       $   (465)      $ (5,283)    $ (1,190)
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operations--
    Depreciation and amortization                                        --       3,940            391             --        4,331
    (Gain) loss on sale of property and equipment                        --          58             (1)            --           57
    Provision for doubtful accounts                                      --      16,461            425             --       16,886
    Amortization of discount on Senior Notes                              6          --             --             --            6
    Change in assets and liabilities ---
      (Increase) decrease in accounts receivable                         --     (19,307)           262             --      (19,045)
      (Increase) decrease in inventories                                 --          24             (1)            --           23
      (Increase) decrease in prepaid expenses and other                  --         443           (355)            --           88
      (Increase) decrease in due to/from affiliates                   3,171      (7,482)          (932)         5,243           --
      Increase in accounts payable                                       --         809          1,681             --        2,490
      Decrease in accrued liabilities and other liabilities          (2,344)     (3,462)        (2,050)            --       (7,856)
      Increase (decrease) in nonrefundable subscription income           --         (65)            16             --          (49)
                                                                   --------    --------       --------       --------     --------
          Net cash used in operating activities                        (357)     (2,833)        (1,029)           (40)      (4,259)
                                                                   --------    --------       --------       --------     --------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net                          (13)         --             --             --          (13)
  Repayment of debt and capital lease obligations                        --        (435)            (8)            --         (443)
  Issuance of common stock                                              153          --             --             --          153
                                                                   --------    --------       --------       --------     --------
          Net cash provided by (used in) financing activities           140        (435)            (8)            --         (303)
                                                                   --------    --------       --------       --------     --------
CASH FLOW FROM INVESTING ACTIVITIES
  Net proceeds from the disposition of clinic operations                 --          --             75             --           75
  Capital expenditures                                                   --      (1,638)           137             --       (1,501)
  Proceeds from the sale of property and equipment                       --         331              1             --          332
  (Increase) decrease in other assets                                   257      (2,098)           697             --       (1,144)
                                                                   --------    --------       --------       --------     --------
          Net cash provided by (used in) investing activities           257      (3,405)           910             --       (2,238)
                                                                   --------    --------       --------       --------     --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                 (40)         --            (40)            40          (40)
                                                                   --------    --------       --------       --------     --------

INCREASE (DECREASE) IN CASH                                              --      (6,673)          (167)            --       (6,840)

CASH, beginning of period                                                --       6,763          1,936             --        8,699
                                                                   --------    --------       --------       --------     --------

CASH, end of period                                                $     --    $     90       $  1,769       $     --     $  1,859
                                                                   ========    ========       ========       ========     ========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Parent      Guarantors  Non-Guarantors  Eliminating  Consolidated
                                                                  ---------     ---------     ---------     ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (4,085)    $   4,635     $  (1,641)    $  (2,994)    $  (4,085)
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operations--
    Depreciation and amortization                                        --         6,310         1,267            --         7,577
    Amortization of gain on sale of real estate                          --           (26)           --            --           (26)
    (Gain) loss on sale of property and equipment                        --          (272)            2            --          (270)
    Provision for doubtful accounts                                      --        18,245         1,147            --        19,392
    Undistributed loss of minority shareholder                           --            --            --          (489)         (489)
    Amortization of discount on Senior Notes                              6            --            --            --             6
    Change in assets and liabilities ---
      (Increase) decrease in accounts receivable                         --       (14,469)           28            --       (14,441)
      (Increase) in inventories                                          --          (717)          (88)           --          (805)
      (Increase) in prepaid expenses and other                           --          (527)          (60)           --          (587)
      (Increase) decrease in due to/from affiliates                   7,010        (9,763)         (731)        3,484            --
      (Increase) decrease in accounts payable                            --        (1,082)          257            --          (825)
      Increase in accrued liabilities and other liabilities          (2,689)       (4,588)       (1,466)           --        (8,743)
      Increase (decrease) in nonrefundable subscription income           --           464           (18)           --           446
                                                                  ---------     ---------     ---------     ---------     ---------
         Net cash provided by (used in) operating activities            242        (1,790)       (1,303)            1        (2,850)
                                                                  ---------     ---------     ---------     ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net                         (500)           --            --            --          (500)
  Repayment of debt and capital lease obligations                        --          (636)          (62)           --          (698)
                                                                  ---------     ---------     ---------     ---------     ---------
         Net cash provided by (used in) financing activities           (500)         (636)          (62)           --        (1,198)
                                                                  ---------     ---------     ---------     ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                   --          (555)           38            --          (517)
  Proceeds from the sale of property and equipment                       --         1,035            --            --         1,035
  (Increase) decrease in other assets                                   257        (1,030)        1,383            --           610
                                                                  ---------     ---------     ---------     ---------     ---------
         Net cash provided by (used in) investing activities            257          (550)        1,421            --         1,128
                                                                  ---------     ---------     ---------     ---------     ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE                                   1            --             1            (1)            1
                                                                  ---------     ---------     ---------     ---------     ---------

(DECREASE) INCREASE IN CASH                                              --        (2,976)           57            --        (2,919)

CASH, beginning of period                                                --         9,035         1,252            --        10,287
                                                                  ---------     ---------     ---------     ---------     ---------

CASH, end of period                                               $      --     $   6,059     $   1,309     $      --     $   7,368
                                                                  =========     =========     =========     =========     =========

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  COMMITMENTS AND CONTINGENCIES

     Included in accrued liabilities in the accompanying consolidated balance sheets is $2.3 million at September 30, 2001 and $2.6 million at June 30, 2001 which is attributable to the settlement of a Medicaid audit and the accrual of a proposed settlement of a Medicare investigation.

(4)  GOING CONCERN

     The Company has incurred net losses of approximately $226.7 million and $1.2 million for the fiscal year ended June 30, 2001 and the three months ended September 30, 2001, respectively, and as a result is operating under a waiver of covenant compliance of financial covenants under the Company's revolving credit facility. The operating losses incurred during fiscal year 2001 include among other things, the write-off of impaired assets under SFAS No. 121 for certain domestic and Argentine assets, the Company's operational restructuring program involving the closure of certain service areas, the loss of two exclusive 911 contracts, the disposition of clinic operations in Latin America, changes in the estimates impacting our reserves for workers compensation and general liability matters, and additional provisions for doubtful accounts related to the closed or closing service areas and non-transport related receivables.

     Under the waiver of covenant compliance, the Company has agreed to restrict its access to additional funds under the revolving credit facility through December 3, 2001. Although no further amounts may be borrowed, the Company has been self-sufficient and has not needed to borrow any funds for the last 21 months, since February 2000.

     Despite recent net losses, the Company's restructuring efforts have enabled it to self-fund its obligations from existing cash reserves and operating cash flow since March 2000. During the last 21 months, the Company has self-funded cash for operations, capital expenditures, principal payments on its revolving credit facility, and regularly scheduled debt service and capital lease payments. The Company has been operating under a waiver of financial covenant compliance related to its revolving credit facility since February 2000 and has been actively working with its lenders since that time to obtain a long-term financing solution. The Company believes that its current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with its current lenders or to restructure its debt.

     There can be no assurance that the Company's restructuring efforts will be successful. In addition, an amendment to the revolving credit facility could substantially alter the terms and conditions of the credit facility, including potentially higher interest rates, which could have a further adverse effect on the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the revolving credit facility as well as success of its restructuring program and the ability to return to profitability. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company has been advised by its independent public accountants that, if the Company has not successfully renegotiated an amendment of the revolving credit facility prior to the completion of their audit of the Company's financial statements for the fiscal year ending June 30, 2002, their auditor's report on those financial statements will continue to be qualified for this contingency.

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  RESTRUCTURING CHARGE AND OTHER

     During the fiscal year ended June 30, 2001, the Company recorded a pre-tax restructuring charge of $9.1 million associated with its restructuring program related to the closing or downsizing of certain service areas. This charge primarily included severance costs for approximately 250 employees, service area closing costs, and the write-off of goodwill and other impaired assets associated with service area reduction. At September 30, 2001, $4.3 million remains in accrued liabilities in the accompanying financial statements. The Company anticipates the remaining charges to be primarily comprised of severance and lease terminations through fiscal 2007. The usage of the restructuring reserves and the remaining accrual at September 30, 2001, are as follows (in thousands):

     Balance, June 30, 2001                                         $ 4,922
     Severance costs                                                   (263)
     Lease termination costs                                            (56)
     Write-off of impaired assets and other costs                      (317)
                                                                    -------

     Balance, September 30, 2001                                    $ 4,286
                                                                    =======

     During the fiscal year ended June 30, 2000, the Company recorded pre-tax restructuring and other charges, exclusive of the additional provision for doubtful accounts, of approximately $43.3 million associated with its restructuring program related to the closing or downsizing of certain non-emergency service areas and reduction of corporate overhead. This charge primarily included severance costs for approximately 300 employees, service area closing costs, and the write-off of goodwill and other impaired assets associated with service area reduction. At September 30, 2001, approximately $484,000 remains in accrued liabilities in the accompanying consolidated financial statements. The Company anticipates the remaining charges to be primarily comprised of severance and lease terminations through fiscal 2002. The usage of the restructuring reserves and the remaining accrual at September 30, 2001, are as follows (in thousands):

     Balance, June 30, 2001                                         $ 1,002
     Severance costs                                                   (207)
     Lease termination costs                                           (311)
                                                                    -------

     Balance, September 30, 2001                                    $   484
                                                                    =======

(6)  CHANGE IN ACCOUNTING POLICY

     Effective January 1, 2001, the Company changed its methodology of determining the reserves related to general liability claims. This change was treated as a change in accounting estimate. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. Management believes the new method more closely approximates the potential outcome of each open claim as well as legal costs related to

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. The effect of this change was an additional $15.0 million of general liability expense, which was recorded in the three and nine-month periods ended March 31, 2001.

(7)  LOSS PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted loss per share computation for the three-month periods ended September 30, 2001 and 2000 is as follows (in thousands, except per share amounts):

                             Three Months Ended September 30, 2001   Three Months Ended September 30, 2000
                             -------------------------------------   -------------------------------------
                                Loss          Shares     Per Share      Loss         Shares      Per Share
                             (numerator)  (denominator)    Amount    (numerator)  (denominator)    Amount
                               -------       -------      -------      -------       -------      -------
     Basic loss per share      $(1,190)       15,031      $ (0.08)     $(4,085)       14,626      $ (0.28)
                                                          =======                                 =======
     Effect of stock options        --            --                        --           --
                               -------       -------                   -------       -------
     Diluted loss per share    $(1,190)       15,031      $ (0.08)     $(4,085)       14,626      $ (0.28)
                               =======                    =======      =======                    =======

     As a result of anti-dilutive effects, approximately 342,000 common stock equivalents were not included in the computation of diluted loss per share for the three months ended September 30, 2000.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, among other things, prohibits the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized, even if the statement is not adopted in its entirety at that time. In conjunction with early adoption provisions, the Company has chosen to adopt this standard effective July 1, 2001. The Company has until December 31, 2001 to complete the impairment tests. Any adjustments as a result of the initial implementation of SFAS No. 142 impairment tests will be recorded as a cumulative effect of a change in accounting principle and would result in a restatement of the quarterly results through September 30, 2001. The Company has not yet determined the amount of such adjustment, if any. The Company discontinued amortization of goodwill on July 1, 2001. The Company has net goodwill of approximately $91.3 million on its balance sheet at September 30, 2001. The Company recorded goodwill amortization of $1.8 million for the three months ended September 30, 2000.

     In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions." The Company is required to adopt SFAS No. 144 during the fiscal year ending June 30, 2003. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 144.

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

                             RURAL/METRO CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Ambulance segment includes emergency medical and general medical transport ambulance services provided to patients on a fee-for-service basis, on a non-refundable subscription basis, and through capitated contracts. The Ambulance segment also includes urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

     The Fire and Other segment includes the following services: fire protection and training, alternative transportation, home health care services, urgent and primary care in clinics, dispatch, fleet, and billing.

     The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements filed with the Form 10-K, as amended, for the fiscal year ended June 30, 2001. The Company defines segment profit (loss) as total revenue less total operating expenses and interest expense associated with the segment. The Company defines segment assets as the sum of net accounts receivable, inventory and net property and equipment associated with the segments.

     Information by operating segment is set forth below (in thousands):

                                                            FIRE AND
     Three months ended September 30, 2001     AMBULANCE     OTHER     CORPORATE     TOTAL
                                                --------    --------    --------    --------
       Net revenues from external customers     $100,261    $ 25,406    $     --    $125,667
       Segment profit (loss)                    $   (887)   $  3,144    $ (3,422)   $ (1,165)
       Segment assets                           $149,978    $ 22,243    $  1,163    $173,384

                                                            FIRE AND
     Three months ended September 30, 2000     AMBULANCE     OTHER     CORPORATE     TOTAL
                                                --------    --------    --------    --------
       Net revenues from external customers     $101,742    $ 26,496    $     --    $128,238
       Segment profits (loss)                   $ (2,598)   $  3,095    $ (5,160)   $ (4,663)
       Segment assets                           $200,590    $ 36,411    $  1,791    $238,792

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Statements in this Report that are not historical facts are hereby identified as "forward looking statements" as that term is used under the securities laws. We caution readers that such "forward looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, capital needs, operational results, compliance with debt facilities and debt restructuring prospects, wherever they appear in this Report or in other statements attributable to us, are necessary estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." You should consider such "forward looking statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes us susceptible to various factors that may affect future results such as the following: no assurance of successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; risks of leverage; revenue mix; dependence on certain business relationships; risks related to intangible assets; dependence on government and third party payers; risks related to fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; high utilization of services by customers under capitated service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; access to debt and equity capital; dependence on key personnel; and governmental rate regulation.

All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities.

This Report should be read in conjunction with our Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

INTRODUCTION

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (911 emergency ambulance services) and non-emergency transport services (general transport services) to patients on a fee-for-service basis, on a non-refundable subscription fee basis and through capitated contracts. Per transport revenue depends on various factors, including the mix of rates between existing service areas and new service areas and the mix of activity between 911 emergency ambulance services and general medical transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts, or other agencies or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

Domestic ambulance service fees are recorded net of Medicare, Medicaid, and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payers, historical trends, and other relevant information. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived from patients than for collections to be derived from third-party payers and generally is higher for 911 emergency ambulance services than for general ambulance transport services.

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

Other revenue consists of revenue generated from our public/private alliance in San Diego, fees associated with alternative transportation, dispatch, fleet, billing, and home health care services and is recognized when the services are provided.

Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees.

We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions. Also, our Argentine operations experience greater utilization of services by customers under capitated service arrangements in the fourth quarter, as compared to the other three quarters, when South America is in its winter season.

Public health conditions affect our operations differently in different regions. For example, greater utilization of services by customers under capitated service arrangements decreases our operating income. The same conditions domestically, where we operate under fee-for-service arrangements, result in a greater number of transports, increasing our operating income.

The loss for the three months ended September 30, 2001 was $1.2 million, or $0.08 per share as compared to a loss of $4.1 million, or $0.28 per share for the three months ended September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

Total revenue decreased $2.5 million, or 2.0%, from approximately $128.2 million for the three months ended September 30, 2000 to approximately $125.7 million for the three months ended September 30, 2001. Ambulance services revenue decreased approximately $1.4 million, or 1.5%, from approximately $101.7 million for the three months ended September 30, 2000 to $100.3 million for the three months ended September 30, 2001. Fire protection services revenue increased by approximately $0.3 million, or 1.9%, from approximately $15.7 million for the three months ended September 30, 2000 to approximately $16.0 million for the three months ended September 30, 2001. Other revenue decreased approximately $1.4 million, or 13.0%, from approximately $10.8 million for the three months ended September 30, 2000 to approximately $9.4 million for the three months ended September 30, 2001.

The decrease in ambulance services revenue is primarily related to the approximate $1.1 million decrease in ambulance service revenue in our Latin American operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of the economic recession in Argentina combined with significant increases in service taxes on all medical services.

Domestic ambulance service revenue decreased approximately $0.3 million, or 0.3% from approximately $91.8 million for the three months ended September 30, 2000 to approximately $91.5 for the three months ended September 30, 2001. Approximately $2.0 million of the decrease is attributable to the closure of service areas during the first quarter of fiscal 2002. Approximately $1.6 million relates to the timing of fiscal 2001 closures. Additionally, there was a $1.2 million approximate decrease related to the loss of a contract in Lincoln, Nebraska. Offsetting these decreases was an approximate $1.5 million increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001, as well as increases in service areas served by us during both periods. Domestic ambulance services revenue in areas served by us in both of the three-month periods ended September 30, 2001 and 2000 increased by approximately $3.0 million, or 3.4%. Total domestic ambulance transports decreased by 17,000, or 6.0%, from 282,000 for the three months ended September 30, 2000 to 265,000 for the three months ended September 30, 2001. These decreases are primarily due to the closures described above as well as the loss of the contract in Lincoln, Nebraska.

Fire protection services revenue increased primarily due to rate and utilization increases for fire protection services of $0.3 million.

Other revenue decreases are primarily due to the decrease in clinic operations revenue in our Latin American operations of approximately $1.4 million.

OPERATING EXPENSES

Payroll and employee benefit expenses increased $3.1 million, or 4.3%, from $72.6 million for the three months ended September 30, 2000 to $75.7 million for the three months ended September 30, 2001. Approximately $1.3 million of the increase relates to increased workers compensation costs including premiums and claims. Additionally, the increase is attributable to increases in wages in certain service areas due to the renegotiation of labor contracts. We expect these higher average labor costs to continue in the future, including the increased costs associated with accounts receivable collection and with Health Care Financing Administration, now renamed the Center for Medicare and Medicaid Services (HCFA/CMS) compliance. Payroll and employee benefits expense increased from 56.6% of total revenue for the three months ended September 30, 2000 to 60.2% of total revenue for the three months ended September 30, 2001.

The provision for doubtful accounts decreased $2.5 million, or 12.9% from $19.4 million for the three months ended September 30, 2000 to $16.9 million for the three months ended September 30, 2001. This resulted in a decrease from 15.1% of total revenue for the three months ended September 30, 2000 to 13.4% of total revenue for the three months ended September 30, 2001. The provision for doubtful accounts was 20.3% of domestic ambulance service revenue for the three months ended September 30, 2000 and 18.1% of domestic ambulance service revenue for the three months ended September 30, 2001. During fiscal 2002, we continue to increase our focus on revenue of higher quality by reducing the amount of non-emergency ambulance transports in selected service areas and have continued previously implemented initiatives to maximize the collection of our accounts receivable. Net accounts receivable on non-integrated collection systems currently represents 13.2% of total net accounts receivable at September 30, 2001. We will continue to review the benefits and timing of integrating our two non-integrated billing centers.

Depreciation decreased $1.4 million, or 24.6%, from $5.7 million for the three months ended September 30, 2000 to $4.3 million for the three months ended September 30, 2001. The decrease is primarily due to the write-off of impaired assets during the fourth quarter of fiscal 2001 as well as the disposal of certain assets related to closed operations and a decrease in capital expenditures during the current period. Depreciation was 4.4% and 3.4% of total revenue for the three months ended September 30, 2000 and 2001, respectively.

We have ceased amortizing goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Therefore, amortization of intangibles has decreased $1.9 million from $1.9 million for the three months ended September 30, 2000 to $35,000 for the three months ended September 30, 2001. Amortization of intangibles was 1.5% and 0.0% of total revenue for the three months ended September 30, 2000 and 2001, respectively.

Other operating expenses decreased approximately $2.4 million, or 9.4%, from $25.4 million for the three months ended September 30, 2000 to $23.0 million for the three months ended September 30, 2001. The decrease is primarily due to an approximate $2.1 million decrease in other operating expenses related to our Latin American operations due to the reduction in revenue as described above. Other operating expenses decreased from 19.8% of total revenue for the three months ended September 30, 2000 to 18.3% of total revenue for the three months ended September 30, 2001.

Effective January 1, 2001 we changed our methodology of determining reserves related to general liability claims. This change was treated as a change in accounting estimate. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information, and analysis of open claims which led to this change. Management believes the new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year.

Interest expense decreased $1.0 million, or 12.7%, from $7.9 million for the three months ended September 30, 2000 to $6.9 million for the three months ended September 30, 2001. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances.

We recorded a tax provision of $25,000 for the three months ended September 30, 2001 compared to a tax benefit of $89,000 for the three months ended September 30, 2000. The effective tax rate is due to the impact of the valuation allowance and other permanent differences, consisting of goodwill write-offs and amortization. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance has been provided because we believe that the realizability of the net deferred tax asset does not meet the more likely than not criteria under SFAS No. 109 "Accounting for Income Taxes."

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

During the three months ended September 30, 2001, net cash used in operating activities was approximately $4.3 million resulting primarily from an increase in accounts receivable of $19.0 million, a decrease in accrued liabilities and other liabilities of $7.9 million and a net loss of $1.2 million offset by depreciation and amortization of $4.3 million and provision for doubtful accounts of $16.9 million. Net cash used in operating activities was $2.9 million for the three months ended September 30, 2000.

Cash used in financing activities was approximately $0.3 million for the three months ended September 30, 2001, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations offset by proceeds from issuance of common stock. Cash used in financing activities was $1.2 million for the three months ended September 30, 2000.

Cash used in investing activities was approximately $2.2 million for the three months ended September 30, 2001, primarily due to capital expenditures of $1.5 million and increases in other assets of $1.1 million offset by proceeds from the sale of property and equipment of $0.3 million. Cash provided by investing activities was $1.1 million for the three months ended September 30, 2000.

Our gross accounts receivable as of September 30, 2001 and June 30, 2001 were approximately $164.5 million and $168.5 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $105.4 million and $103.3 million as of such dates, respectively. We believe that the increase in net accounts receivable is due to many factors including increased transport activity in certain service areas.

The allowance for doubtful accounts decreased from approximately $65.2 million at June 30, 2001 to $59.1 million at September 30, 2001. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, we have continued to place increased emphasis on increasing the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a high risk of non-reimbursement by payers. We have shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process. We have instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation of ambulance run tickets. We believe that these measures and many other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payers and will help to increase collections of bills from our private pay customers and thus improve the overall quality of our revenue and accounts receivable.

We have a $143.0 million revolving credit facility that matures March 16, 2003. The credit facility is unsecured and is unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depend upon our company meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios.

The revolving credit facility initially was priced at the greater of (a) the Base Rate (i.e. the greater of (i) the prime rate, (ii) the Federal Funds rate plus .5 percentage points plus the applicable margin, or (iii) a LIBOR-based rate. The LIBOR-based rate ranged from LIBOR plus 0.875 percentage points to LIBOR plus 1.75 percentage points. As discussed below, during March 2000, all borrowings become priced at prime rate plus 0.25 percentage points. At September 30, 2001, the weighted average interest rate on the revolving credit facility was 6.25%. Approximately $143.0 million was outstanding on the revolving credit facility at September 30, 2001. We have received a compliance waiver, as amended, regarding the financial covenants contained in our revolving credit facility, which covers the periods from December 31, 1999 through December 3, 2001. The waiver, as amended, covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio, and the fixed charge coverage ratio. The waiver, as amended, provides, among other things, that no additional borrowings will be available to us through the end of the waiver period, December 3, 2001. There is no assurance that we are in compliance with all of the technical conditions of the waiver, as amended.

As LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest is payable monthly. During the period covered by the waiver, as amended, we are accruing additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility unless certain pay down requirements are met during that period. We have recorded $4.5 million related to this additional interest expense for the period March 14, 2000 to September 30, 2001, $4.0 million of which remains in accrued liabilities at September 30, 2001. Also outstanding are $6.5 million in letters of credit issued under the revolving credit facility. We believe that an amendment to the revolving credit facility could substantially alter the terms and conditions of the revolving credit facility, including potentially higher interest rates, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. There can be no assurance that an amendment or restructuring of the revolving credit facility can be negotiated on satisfactory terms, or not at all.

Although we are not aware of any event of default under either the terms of the revolving credit facility (as a result of the waiver agreement) or our $150 million 7 7/8% Senior Notes due 2008, and although there has been no acceleration of the repayment of the revolving credit facility or the 7 7/8% Senior Notes due 2008, the entire balance of these instruments has been reclassified as a current liability at September 30, 2001 and June 30, 2001 in the accompanying financial statements in accordance with SFAS No. 78
"Classification of Obligations that are Callable by the Creditor". This reclassification, together with significant losses incurred during fiscal 2000 and 2001, has resulted in our independent accountants modifying their fiscal year end audit report to include a statement that these uncertainties create substantial doubt about our ability to continue as a going concern. The existence of a going concern statement may make it more difficult to pursue additional capital through public or private debt or equity financings. Our inability to successfully negotiate an amendment to our revolving credit facility could have a material adverse effect on our ability to continue as a going concern.

Our inability to successfully negotiate an amendment of the revolving credit facility could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Including the classification of entire outstanding balance under the revolving credit facility as a current liability at September 30, 2001, we had a working capital deficiency of $272.2 million, including cash of $1.9 million, compared to a working capital deficiency of $273.4 million, including cash of $8.7 million, at June 30, 2001.

In February 1998, we entered into a $5.0 million capital equipment lease line of credit. The lease line of credit matures at varying dates through July 2003. The lease line of credit is priced at the higher of LIBOR plus 1.7% or the commercial paper rate plus 1.7%. At September 30, 2001 the weighted average interest rate was 5.3% on the lease line of credit. Approximately $790,000 was outstanding on this line of credit at September 30, 2001.

In March 1998, we issued $150.0 million of notes. Interest under the notes is payable semi-annually on September 15 and March 15, and the notes are not callable until March 2003 subject to the terms of the indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the notes. We recorded a $258,000 discount on the notes and will amortize this discount over the life of the notes. Unamortized discount at September 30, 2001 was $165,000 and such amount is recorded as an offset to the current portion of long-term debt in the consolidated financial statements.

The notes are general unsecured obligations of our Company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 2 of notes to our Consolidated Financial Statements included in this Report. The notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Assuming that we receive continued waivers under our revolving credit facility (of which there can be no assurance), we expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our planned operating and capital needs for the twelve months subsequent to September 30, 2001. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of revenue and have experienced an upward trend in daily cash collections.

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

We have been actively working with the lenders under our revolving credit facility during the term of the covenant waivers to structure a long-term financing solution. In connection with these efforts, we have retained an investment-banking firm to assist us in evaluating available alternatives. We believe our current business model and strategy can generate sufficient cash flow to provide a basis for a new long-term agreement with our current lenders or to restructure our debt. However, there can be no assurance we will sustain our targeted levels of operating cash flow or that we can accomplish an arrangement with regard to our debt on terms acceptable to us, or at all. Any such arrangement may involve the conversion of all or a portion of our debt to equity or other similar transactions that could result in material and substantial dilution to existing stockholders. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences, or privileges senior to our current stockholders. If we are unable to reach a long-term agreement with our lenders, our business, operating results, financial condition, and ability to continue as a going concern will be materially adversely affected.

MEDICARE REIMBURSEMENT

In January 1999, HCFA/CMS announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, HCFA/CMS announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. HCFA/CMS also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

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

Although the final fee schedule and rules have been delayed, two requirements took effect January 1, 2001. Providers must use new HCFA/CMS Common Procedure Coding System (HCPCS) codes on all Medicare claims, with the exception of billing for mileage. Secondly, all Medicare claims must include the ZIP code of the point of patient pickup. Rural/Metro has implemented these two requirements into its Medicare billing protocol.

The final outcome of the proposed rules and the effect of the prospective fee schedule are uncertain. However, changes in reimbursement policies, or other government action, together with the financial instability of private third-party payers and budget pressures on payer sources could influence the timing and, potentially, the ultimate receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third party payers, or an increase in our cost structure relative to the rate increase in the CPI, or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Our results of operations for the periods discussed have not been affected significantly by inflation or foreign currency fluctuations. Our revenue from international operations is denominated primarily in the currency of the countries in which we operate. At September 30, 2001, our balance sheet reflects a $26,000 cumulative equity adjustment increase from foreign currency translation. Although we have not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows, and results of operations. We do not currently engage in foreign currency hedging transactions. However, if we choose to expand our international operations, exposure to gains and losses on foreign currency transactions may increase. We may choose to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies.

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

RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION.

ITEM 1 -- LEGAL PROCEEDINGS.

     From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings are not expected to have a material adverse effect on our business, financial condition, cash flows and results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, there can be no assurance that HCFA/CMS or other regulatory agencies will not initiate additional investigations related to our business in the future. There can be no assurance that the resolution of any future litigation, either individually or in the aggregate, would not have a material adverse effect on our business, financial condition, cash flows, and results of operations.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.16(l)  Employment   Agreement  by  and  between  Jack  Brucker  and
                    Rural/Metro Corporation, effective July 1, 2001

     (b)  Reports on Form 8-K

          Form 8-K filed August 9, 2001 relating to Press Release dated August 2, 2001 and the Sixth Amendment to the Provisional Waiver and Standstill Agreement dated as of August 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RURAL/METRO CORPORATION


Dated: November 14, 2001                By: /s/ Jack E. Brucker
                                            ------------------------------------
                                            Jack E. Brucker, President and Chief
                                            Executive Officer


                                        By: /s/ Randall L. Harmsen
                                            ------------------------------------
                                            Randall L. Harmsen, Vice President
                                            of Finance and Principal Accounting
                                            Officer