Form 10-Q
period 2001-12-31
RURAL METRO CORP /DE/
filed 2002-02-19
CIK 906326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At February 11, 2002, there were 15,100,180 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements:

                  Consolidated Balance Sheets                                  3

                  Consolidated Statements of Operations                        4

                  Consolidated Statements of Cash Flows                        5

                  Consolidated Statements of Comprehensive Income (Loss)       6

                  Notes to Consolidated Financial Statements                   7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       31

Part II. Other Information

     Item 1. Legal Proceedings                                                32

     Item 4. Submission of Matters to a Vote of Security Holders              32

     Item 6. Exhibits and Reports on Form 8-K                                 33

     Signatures                                                               34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND JUNE 30, 2001
                                 (IN THOUSANDS)

                                                    DECEMBER 31,       JUNE 30,
                                                       2001             2001
                                                     ---------        ---------
                                                    (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash                                               $  11,319        $   8,699
  Accounts receivable, net                              98,457          103,260
  Inventories                                           13,241           13,173
  Prepaid expenses and other                             5,027            5,192
                                                     ---------        ---------
     Total current assets                              128,044          130,324

PROPERTY AND EQUIPMENT, net                             51,989           57,999

INTANGIBLE ASSETS, net                                  92,345           92,424

OTHER ASSETS                                            14,365           17,787
                                                     ---------        ---------

                                                     $ 286,743        $ 298,534
                                                     =========        =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                   $   9,840        $  12,915
  Accrued liabilities                                   86,113           96,340
  Current portion of long-term debt                    293,653          294,439
                                                     ---------        ---------
     Total current liabilities                         389,606          403,694

LONG-TERM DEBT, net of current portion                   5,111            1,286

NON-REFUNDABLE SUBSCRIPTION INCOME                      15,836           15,701
                                                     ---------        ---------

        Total liabilities                              410,553          420,681
                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                         379            8,379
                                                     ---------        ---------

STOCKHOLDERS' DEFICIT
  Common stock                                             154              152
  Additional paid-in capital                           138,099          137,948
  Accumulated deficit                                 (265,421)        (267,401)
  Accumulated other comprehensive income                 4,218               14
  Treasury stock                                        (1,239)          (1,239)
                                                     ---------        ---------
        Total stockholders' deficit                   (124,189)        (130,526)
                                                     ---------        ---------

                                                     $ 286,743        $ 298,534
                                                     =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                                                  -------------------------------   -----------------------------
                                                       2001            2000              2001           2000
                                                     ---------       ---------         ---------      ---------
REVENUE
      Ambulance services                             $  98,173       $ 100,202         $ 198,434      $ 201,944
      Fire protection services                          15,802          15,140            31,759         30,864
      Other                                              9,784           9,867            19,233         20,639
                                                     ---------       ---------         ---------      ---------
           Total revenue                               123,759         125,209           249,426        253,447
                                                     ---------       ---------         ---------      ---------

OPERATING EXPENSES
      Payroll and employee benefits                     72,081          71,334           147,807        143,976
      Provision for doubtful accounts                   16,629          29,045            33,515         48,437
      Depreciation                                       3,949           5,419             8,245         11,127
      Amortization of intangibles                           44           1,869                79          3,738
      Other operating expenses                          23,829          26,122            46,863         51,536
      Contract loss costs and impairment                    --           5,190                --          5,190
                                                     ---------       ---------         ---------      ---------
           Total expenses                              116,532         138,979           236,509        264,004
                                                     ---------       ---------         ---------      ---------

OPERATING INCOME (LOSS)                                  7,227         (13,770)           12,917        (10,557)
      Interest expense, net                              5,691           7,827            12,546         15,703
      Other                                                 (9)           (334)               (9)          (823)
                                                     ---------       ---------         ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES,                       1,545         (21,263)              380        (25,437)
      Income tax provision (benefit)                    (1,625)            311            (1,600)           222
                                                     ---------       ---------         ---------      ---------

NET INCOME (LOSS)                                    $   3,170       $ (21,574)        $   1,980      $ (25,659)
                                                     =========       =========         =========      =========

INCOME (LOSS) PER SHARE

      BASIC INCOME (LOSS) PER SHARE                  $    0.21       $   (1.47)        $    0.13      $   (1.75)
                                                     =========       =========         =========      =========

      DILUTED INCOME (LOSS) PER SHARE                $    0.21       $   (1.47)        $    0.13      $   (1.75)
                                                     =========       =========         =========      =========

AVERAGE NUMBER OF
      SHARES OUTSTANDING - BASIC                        15,100          14,645            15,065         14,636
                                                     =========       =========         =========      =========

AVERAGE NUMBER OF
      SHARES OUTSTANDING - DILUTED                      15,336          14,645            15,183         14,636
                                                     =========       =========         =========      =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       2001          2000
                                                                     --------      --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $  1,980      $(25,659)
   Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations--
     Write-off of goodwill impaired with termination of contract           --         4,287
     Depreciation and amortization                                      8,324        14,865
     Amortization of gain on sale of real estate                           --           (52)
     Gain on sale of property and equipment                              (311)         (426)
     Provision for doubtful accounts                                   33,515        48,437
     Undistributed losses of minority shareholders                         (9)         (823)
     Amortization of discount on Senior Notes                              13            13
     Change in assets and liabilities ---
        Increase in accounts receivable                               (29,980)      (32,471)
        Increase in inventories                                           (77)       (1,750)
        (Increase) decrease in prepaid expenses and other                 (16)          402
        Decrease in accounts payable                                   (1,331)       (5,146)
        Decrease in accrued liabilities                                (3,609)       (5,139)
        Increase in nonrefundable subscription income                     135           691
                                                                     --------      --------
           Net cash provided by (used in) operating activities          8,634        (2,771)
                                                                     --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                (2,864)       (2,566)
   Proceeds from the sale of property and equipment                       965         1,783
   (Increase) decrease in other assets                                 (1,993)        2,383
                                                                     --------      --------
        Net cash provided by (used in) investing activities            (3,892)        1,600
                                                                     --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments on revolving credit facility                             (1,263)       (2,095)
   Repayments of other debt and capital lease obligations                (702)       (1,275)
   Issuance of common stock                                               153           184
                                                                     --------      --------
        Net cash used in financing activities                          (1,812)       (3,186)
                                                                     --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH                         (310)            1
                                                                     --------      --------

INCREASE (DECREASE) IN CASH                                             2,620        (4,356)

CASH, beginning of period                                               8,699        10,287
                                                                     --------      --------

CASH, end of period                                                  $ 11,319      $  5,931
                                                                     ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                          THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                          -------------------------------    -----------------------------
                                                2001           2000               2001           2000
                                              --------       --------           --------       --------
NET INCOME (LOSS)                             $  3,170       $(21,574)          $  1,980       $(25,659)

Foreign currency translation adjustments         4,244             --              4,204              1
                                              --------       --------           --------       --------

COMPREHENSIVE INCOME (LOSS)                   $  7,414       $(21,574)          $  6,184       $(25,658)
                                              ========       ========           ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(1)  INTERIM RESULTS

     In the opinion of management, the consolidated financial statements for the three and six-month periods ended December 31, 2001 and 2000 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results of operations for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

(2)  GOING CONCERN

     Although the Company generated net income of approximately $2.0 million for the six months ended December 31, 2001, it incurred net losses of approximately $226.7 million and $101.3 million for the fiscal years ended June 30, 2001 and 2000, respectively. Additionally, at December 31, 2001, the Company had a net working capital deficit of $261.6 million (primarily as a result of the classification as current liabilities of amounts outstanding under its revolving credit facility and 7 7/8% Senior Notes due
     2008) as well as a stockholders' deficit of $124.2 million. As described in
     Note 3, the Company has been operating under a waiver of financial covenant compliance relating to its revolving credit facility since December 31, 1999.

     Despite the significant losses experienced in fiscal 2001 and 2000, the Company has been able to fund its operating and capital needs internally since March 2000. The Company believes that its current business model will generate sufficient cash flows to provide a basis for a new long-term financing agreement with its lenders or to restructure its debt. A new long-term agreement would likely have terms different from those contained in the Company's existing debt agreements, including potentially higher interest rates, which could materially affect the Company's results of operations and cash flows. Further, any new long-term agreement may involve the conversion of all or a portion of the Company's debt to equity or similar transactions that could result in material and substantial dilution to existing stockholders.

     The Company's ability to continue as a going concern depends on the continued success of its current business model as well as its ability to restructure its debt. Although there can be no assurance, management believes that the Company will be successful in sustaining profitable operations and restructuring its debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  LONG-TERM DEBT

     The Company's long-term debt consists of the following at December 31, 2001 and June 30, 2001 (in thousands):

                                                        DECEMBER 31,    JUNE 30,
                                                           2001          2001
                                                         ---------     ---------
     7 7/8% Senior Notes due 2008, net of discount of
        $160 and $173, respectively                      $ 149,840     $ 149,827
     Revolving credit facility                             141,779       143,042
     Note payable (See note 4)                               4,972            --
     Capital lease obligations and other notes payable,
       at varying rates from 3.8% to 12.75%,
       due through 2006                                     2,173         2,856
                                                        ---------     ---------

                                                          298,764       295,725
     Less: Current portion                               (293,653)     (294,439)
                                                        ---------     ---------

                                                        $   5,111     $   1,286
                                                        =========     =========

     The Company is not in compliance with the financial covenants contained in the agreement relating to its revolving credit facility, as amended. The Company has received a compliance waiver, as amended, (the "waiver") covering periods from December 31, 1999 through April 1, 2002. The waiver covers the representations and warranties relating to no material adverse changes as well as the following financial covenants: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available to the Company through the end of the waiver period and requires the Company to: (i) engage certain financial advisors; (ii) meet certain benchmarks for projected cash balances and expenditures; (iii) maintain positive consolidated operating income net of restructuring charges; (iv) pay reasonable fees and expenses related to the professionals employed on behalf of the Steering Committee, as defined in the waiver; and, (v) reduce the outstanding balance on the revolving credit facility upon the occurrence of certain events such as the sale of certain assets. During certain periods covered by the waiver, the Company was not in compliance with the requirement that it maintain positive consolidated net operating income net of restructuring charges. There can be no assurance that the Company will be able to comply with the requirements of the waiver in the future. As the waiver period currently extends through April 1, 2002 and the Company's 7 7/8% Senior Notes due 2008 (the "Senior Notes") contain a cross-default provision, the related balances have been classified as current liabilities in the Company's consolidated balance sheets as of December 31, 2001 and June 30, 2001 as required by generally accepted accounting principles.

     In connection with the waiver, the Company has supported the formation of a Steering Committee comprised of bank lenders and Senior Note holders to further explore debt-restructuring opportunities. The Company intends to negotiate with the Steering Committee in an effort to reduce the Company's debt under both the revolving credit facility and the Senior Notes, so as to further improve its liquidity and long-term financial flexibility. The Company intends to consider all appropriate strategies to achieve these objectives.

     Any restructuring or amendment may involve the conversion of all or a portion of the Company's debt to equity or other similar transactions that could result in material and substantial dilution to existing stockholders. Such restructuring or amendment could also include material changes in the underlying interest rates or other terms of the revolving credit facility and Senior Notes. There can be no assurance that the Company can accomplish a restructuring of its debt on terms acceptable to the Company, or at all.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's inability to successfully negotiate a long-term agreement with its lenders could have a material adverse effect on the business, financial condition, cash flows, and results of operations of the Company.

     Borrowings under the revolving credit facility bear interest at prime plus .25% payable monthly. Additional interest accrues at an annual rate of 2.0% during the waiver period. In addition to the amounts currently outstanding under the revolving credit facility, the lenders have issued letters of credit on the Company's behalf in the amount of $6.2 million. The letters of credit mature at various times during the year and are generally renewable on an annual basis.

     In March 1998, the Company issued $150.0 million of its Senior Notes which are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned current and future subsidiaries. The consolidating financial statements presented below include Rural/Metro Corporation (the Parent), the guarantor subsidiaries (the Guarantors) and the subsidiaries which are not guarantors (the Non-Guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because the Company believes such information would not be material to investors making an investment decision.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                               Parent         Guarantors      Non-Guarantors    Eliminations    Consolidated
                                              ---------       ----------      --------------    ------------    ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                        $      --        $  10,609        $     710        $      --        $  11,319
  Accounts receivable, net                           --           90,425            8,032               --           98,457
  Inventories                                        --           13,192               49               --           13,241
  Prepaid expenses and other                        582            4,075              370               --            5,027
                                              ---------        ---------        ---------        ---------        ---------
     Total current assets                           582          118,301            9,161               --          128,044
PROPERTY AND EQUIPMENT, net                          --           51,535              454               --           51,989
INTANGIBLE ASSETS, net                               --           86,519            5,826               --           92,345
DUE FROM (TO) AFFILIATES                        274,492         (215,864)         (58,628)              --               --
OTHER ASSETS                                      2,811            9,322            2,232               --           14,365
INVESTMENTS IN SUBSIDIARIES                    (101,662)              --               --          101,662               --
                                              ---------        ---------        ---------        ---------        ---------

                                              $ 176,223        $  49,813        $ (40,955)       $ 101,662        $ 286,743
                                              =========        =========        =========        =========        =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                            $      --        $   7,055        $   2,785        $      --        $   9,840
  Accrued liabilities                             8,793           69,551            7,769               --           86,113
  Current portion of long-term debt             291,619            1,837              197               --          293,653
                                              ---------        ---------        ---------        ---------        ---------
     Total current liabilities                  300,412           78,443           10,751               --          389,606
LONG-TERM DEBT, net of current portion               --            5,108                3               --            5,111
NON-REFUNDABLE SUBSCRIPTION INCOME                   --           15,809               27               --           15,836
DEFERRED INCOME TAXES                                --            1,164           (1,164)              --               --
                                              ---------        ---------        ---------        ---------        ---------
        Total liabilities                       300,412          100,524            9,617               --          410,553
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                    --               --               --              379              379
                                              ---------        ---------        ---------        ---------        ---------
STOCKHOLDERS' DEFICIT
  Common stock                                      154               82               17              (99)             154
  Additional paid-in capital                    138,099           54,622           34,942          (89,564)         138,099
  Accumulated deficit                          (265,421)        (105,415)         (89,749)         195,164         (265,421)
  Accmulatated other comprehensive income         4,218               --            4,218           (4,218)           4,218
  Treasury stock                                 (1,239)              --               --               --           (1,239)
                                              ---------        ---------        ---------        ---------        ---------
        Total stockholders' deficit            (124,189)         (50,711)         (50,572)         101,283         (124,189)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 176,223        $  49,813        $ (40,955)       $ 101,662        $ 286,743
                                              =========        =========        =========        =========        =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                            Parent      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                           ---------     ---------   --------------   ------------   ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                     $      --     $   6,763      $   1,936       $      --      $   8,699
  Accounts receivable, net                        --        93,471          9,789              --        103,260
  Inventories                                     --        13,093             80              --         13,173
  Prepaid expenses and other                     531         4,320            341              --          5,192
                                           ---------     ---------      ---------       ---------      ---------
     Total current assets                        531       117,647         12,146              --        130,324
PROPERTY AND EQUIPMENT, net                       --        57,271            728              --         57,999
INTANGIBLE ASSETS, net                            --        86,573          5,851              --         92,424
DUE FROM (TO) AFFILIATES                     294,729      (235,817)       (58,912)             --             --
OTHER ASSETS                                   2,356        13,064          2,367              --         17,787
INVESTMENTS IN SUBSIDIARIES                 (127,702)           --             --         127,702             --
                                           ---------     ---------      ---------       ---------      ---------

                                           $ 169,914     $  38,738      $ (37,820)      $ 127,702      $ 298,534
                                           =========     =========      =========       =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                         $      --     $   9,478      $   3,437       $      --      $  12,915
  Accrued liabilities                          7,571        73,069         15,700              --         96,340
  Current portion of long-term debt          292,869         1,315            255              --        294,439
                                           ---------     ---------      ---------       ---------      ---------
     Total current liabilities               300,440        83,862         19,392              --        403,694
LONG-TERM DEBT, net of current portion            --         1,272             14              --          1,286
NON-REFUNDABLE SUBSCRIPTION INCOME                --        15,701             --              --         15,701
DEFERRED INCOME TAXES                             --         1,164         (1,164)             --             --
OTHER LIABILITIES                                 --            --             --              --             --
                                           ---------     ---------      ---------       ---------      ---------
        Total liabilities                    300,440       101,999         18,242              --        420,681
                                           ---------     ---------      ---------       ---------      ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                --            --             --           8,379          8,379
                                           ---------     ---------      ---------       ---------      ---------
STOCKHOLDERS' DEFICIT
  Common stock                                   152            82             17             (99)           152
  Additional paid-in capital                 137,948        54,622         34,942         (89,564)       137,948
  Accumulated deficit                       (267,401)     (117,965)       (91,035)        209,000       (267,401)
  Accumulated other comprehensive income          14            --             14             (14)            14
  Treasury stock                              (1,239)           --             --              --         (1,239)
                                           ---------     ---------      ---------       ---------      ---------
        Total stockholders' deficit         (130,526)      (63,261)       (56,062)        119,323       (130,526)
                                           ---------     ---------      ---------       ---------      ---------
                                           $ 169,914     $  38,738      $ (37,820)      $ 127,702      $ 298,534
                                           =========     =========      =========       =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 Parent           Guarantors     Non-Guarantors    Eliminations      Consolidated
                                                ---------         ----------     --------------    ------------      ------------
REVENUE
  Ambulance services                            $      --         $  86,861         $  11,312        $      --         $  98,173
  Fire protection services                             --            15,344               458               --            15,802
  Other                                                --             9,212               572               --             9,784
                                                ---------         ---------         ---------        ---------         ---------
      Total revenue                                    --           111,417            12,342               --           123,759
                                                ---------         ---------         ---------        ---------         ---------
OPERATING EXPENSES
  Payroll and employee benefits                        --            64,025             8,056               --            72,081
  Provision for doubtful accounts                      --            16,382               247               --            16,629
  Depreciation                                         --             3,834               115               --             3,949
  Amortization of intangibles                          --                28                16               --                44
  Other operating expenses                             --            21,956             1,873               --            23,829
                                                ---------         ---------         ---------        ---------         ---------
      Total expenses                                   --           106,225            10,307               --           116,532
                                                ---------         ---------         ---------        ---------         ---------

OPERATING INCOME                                       --             5,192             2,035               --             7,227
  Interest expense, net                             5,392                15               284               --             5,691
  Other                                                --                --                --               (9)               (9)
                                                ---------         ---------         ---------        ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
  IN INCOME                                        (5,392)            5,177             1,751                9             1,545
  Income tax provision (benefit)                       --            (1,625)               --               --            (1,625)
                                                ---------         ---------         ---------        ---------         ---------

                                                   (5,392)            6,802             1,751                9             3,170
EQUITY IN INCOME OF WHOLLY-OWNED SUBSIDIARIES       8,562                --                --           (8,562)               --
                                                ---------         ---------         ---------        ---------         ---------

NET INCOME                                      $   3,170         $   6,802         $   1,751        $  (8,553)        $   3,170
                                                =========         =========         =========        =========         =========

  Foreign currency translation adjustments             --                --             4,244               --             4,244
  Comprehensive income of
    wholly-owned subsidiaries                       4,244                --                --           (4,244)               --
                                                ---------         ---------         ---------        ---------         ---------

COMPREHENSIVE INCOME                            $   7,414         $   6,802         $   5,995        $ (12,797)        $   7,414
                                                =========         =========         =========        =========         =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Parent      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                     ---------    ----------   --------------   ------------   ------------
REVENUE
       Ambulance services                            $      --     $  86,329      $  13,873       $      --      $ 100,202
       Fire protection services                             --        14,856            284              --         15,140
       Other                                                --         8,738          1,129              --          9,867
                                                     ---------     ---------      ---------       ---------      ---------
            Total revenue                                   --       109,923         15,286              --        125,209
                                                     ---------     ---------      ---------       ---------      ---------

OPERATING EXPENSES
       Payroll and employee benefits                        --        60,907         10,427              --         71,334
       Provision for doubtful accounts                      --        28,044          1,001              --         29,045
       Depreciation                                         --         4,791            628              --          5,419
       Amortization of intangibles                          --         1,266            603              --          1,869
       Other operating expenses                             --        22,185          3,937              --         26,122
       Contract termination costs
          and related asset impairment                      --         5,190             --              --          5,190
                                                     ---------     ---------      ---------       ---------      ---------
            Total expenses                                  --       122,383         16,596              --        138,979
                                                     ---------     ---------      ---------       ---------      ---------

OPERATING LOSS                                              --       (12,460)        (1,310)             --        (13,770)
       Interest expense, net                             7,551           (53)           329              --          7,827
       Other                                                --            --             --            (334)          (334)
                                                     ---------     ---------      ---------       ---------      ---------

LOSS BEFORE INCOME TAXES AND EQUITY IN LOSSES           (7,551)      (12,407)        (1,639)            334        (21,263)
       Income tax provision (benefit)                       --           497           (186)             --            311
                                                     ---------     ---------      ---------       ---------      ---------

                                                        (7,551)      (12,904)        (1,453)            334        (21,574)

EQUITY IN LOSSES OF WHOLLY-OWNED SUBSIDIARIES          (14,023)           --             --          14,023             --
                                                     ---------     ---------      ---------       ---------      ---------

NET LOSS                                             $ (21,574)    $ (12,904)     $  (1,453)      $  14,357      $ (21,574)
                                                     =========     =========      =========       =========      =========

       Foreign currency translation adjustments             --            --              1              --              1
       Comprehensive income of
            wholly-owned subsidiaries                        1            --             --              (1)            --
                                                     ---------     ---------      ---------       ---------      ---------

COMPREHENSIVE LOSS                                   $ (21,573)    $ (12,904)     $  (1,452)      $  14,356      $ (21,573)
                                                     =========     =========      =========       =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                 Parent         Guarantors     Non-Guarantors   Eliminations     Consolidated
                                                ---------       ----------     --------------   ------------     ------------
REVENUE
  Ambulance services                            $      --        $ 175,517        $  22,917       $      --        $ 198,434
  Fire protection services                             --           30,918              841              --           31,759
  Other                                                --           18,575              658              --           19,233
                                                ---------        ---------        ---------       ---------        ---------
       Total revenue                                   --          225,010           24,416              --          249,426
                                                ---------        ---------        ---------       ---------        ---------

OPERATING EXPENSES
  Payroll and employee benefits                        --          130,293           17,514              --          147,807
  Provision for doubtful accounts                      --           32,843              672              --           33,515
  Depreciation                                         --            7,747              498              --            8,245
  Amortization of intangibles                          --               55               24              --               79
  Other operating expenses                             --           43,049            3,814              --           46,863
                                                ---------        ---------        ---------       ---------        ---------
       Total expenses                                  --          213,987           22,522              --          236,509
                                                ---------        ---------        ---------       ---------        ---------

OPERATING INCOME                                       --           11,023            1,894              --           12,917
  Interest expense, net                            11,865               78              603              --           12,546
  Other                                                --               --               --              (9)              (9)
                                                ---------        ---------        ---------       ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
  IN INCOME                                       (11,865)          10,945            1,291               9              380
  Income tax provision (benefit)                       --           (1,605)               5              --           (1,600)
                                                ---------        ---------        ---------       ---------        ---------

                                                  (11,865)          12,550            1,286               9            1,980

EQUITY IN INCOME OF WHOLLY-OWNED SUBSIDIARIES      13,845               --               --         (13,845)              --
                                                ---------        ---------        ---------       ---------        ---------

NET INCOME                                      $   1,980        $  12,550        $   1,286       $ (13,836)       $   1,980
                                                =========        =========        =========       =========        =========

  Foreign currency translation adjustments             --               --            4,204              --            4,204
  Comprehensive income of
       wholly-owned subsidiaries                    4,204               --               --          (4,204)              --
                                                ---------        ---------        ---------       ---------        ---------

COMPREHENSIVE INCOME                            $   6,184        $  12,550        $   5,490       $ (18,040)       $   6,184
                                                =========        =========        =========       =========        =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Parent      Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                     ---------    ----------   --------------   ------------   ------------
REVENUE
       Ambulance services                            $      --     $ 173,591      $  28,353       $      --      $ 201,944
       Fire protection services                             --        30,300            564              --         30,864
       Other                                                --        17,986          2,653              --         20,639
                                                     ---------     ---------      ---------       ---------      ---------
            Total revenue                                   --       221,877         31,570              --        253,447
                                                     ---------     ---------      ---------       ---------      ---------

OPERATING EXPENSES
       Payroll and employee benefits                        --       122,699         21,277              --        143,976
       Provision for doubtful accounts                      --        46,289          2,148              --         48,437
       Depreciation                                         --         9,836          1,291              --         11,127
       Amortization of intangibles                          --         2,531          1,207              --          3,738
       Other operating expenses                             --        43,186          8,350              --         51,536
       Contract termination costs
          and related asset impairment                      --         5,190             --              --          5,190
                                                     ---------     ---------      ---------       ---------      ---------
            Total expenses                                  --       229,731         34,273              --        264,004
                                                     ---------     ---------      ---------       ---------      ---------

OPERATING LOSS                                              --        (7,854)        (2,703)             --        (10,557)
       Interest expense, net                            15,119           (82)           666              --         15,703
       Other                                                --            --             --            (823)          (823)
                                                     ---------     ---------      ---------       ---------      ---------

LOSS BEFORE INCOME TAXES AND EQUITY IN LOSSES          (15,119)       (7,772)        (3,369)            823        (25,437)
       Income tax provision (benefit)                       --           497           (275)             --            222
                                                     ---------     ---------      ---------       ---------      ---------

                                                       (15,119)       (8,269)        (3,094)            823        (25,659)

EQUITY IN LOSSES OF WHOLLY-OWNED SUBSIDIARIES          (10,540)           --             --          10,540             --
                                                     ---------     ---------      ---------       ---------      ---------

NET LOSS                                             $ (25,659)    $  (8,269)     $  (3,094)      $  11,363      $ (25,659)
                                                     =========     =========      =========       =========      =========

       Foreign currency translation adjustments             --            --              1              --              1
       Comprehensive income of
            wholly-owned subsidiaries                        1            --             --              (1)            --
                                                     ---------     ---------      ---------       ---------      ---------

COMPREHENSIVE LOSS                                   $ (25,658)    $  (8,269)     $  (3,093)      $  11,362      $ (25,658)
                                                     =========     =========      =========       =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Parent    Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                                  --------   ----------   --------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                      $  1,980    $ 12,550       $  1,286       $(13,836)     $  1,980
  Adjustments to reconcile net income to cash
    provided by operations--
    Depreciation and amortization                                       --       7,802            522             --         8,324
    (Gain) loss on sale of property and equipment                       --         122           (433)            --          (311)
    Provision for doubtful accounts                                     --      32,843            672             --        33,515
    Undistributed losses of minority shareholders                       --          --             --             (9)           (9)
    Amortization of discount on Senior Notes                            13          --             --             --            13
    Change in assets and liabilities ---
      Increase in accounts receivable                                   --     (29,797)          (183)            --       (29,980)
      (Increase) decrease in inventories                                --         (99)            22             --           (77)
      (Increase) decrease in prepaid expenses and other                (51)        244           (209)            --           (16)
      (Increase) decrease in due to/from affiliates                 (1,289)    (11,960)          (286)        13,535            --
      Increase in accounts payable                                      --      (2,423)         1,092             --        (1,331)
      Increase (decrease) in accrued liabilities and
        other liabilities                                            1,222      (3,518)        (1,313)            --        (3,609)
      Increase in nonrefundable subscription income                     --         108             27             --           135
                                                                  --------    --------       --------       --------      --------
          Net cash operating activities                              1,875       5,872          1,197           (310)        8,634
                                                                  --------    --------       --------       --------      --------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                  --      (2,498)          (366)            --        (2,864)
  Proceeds from the sale of property and equipment                      --         365            600             --           965
  (Increase) decrease in other assets                                 (455)        791         (2,329)            --        (1,993)
                                                                  --------    --------       --------       --------      --------
          Net cash (used in) investing activities                     (455)     (1,342)        (2,095)            --        (3,892)
                                                                  --------    --------       --------       --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility                           (1,263)         --             --             --        (1,263)
  Repayment of other debt and capital lease obligations                 --        (684)           (18)            --          (702)
  Issuance of common stock                                             153          --             --             --           153
                                                                  --------    --------       --------       --------      --------
          Net cash (used in) financing activities                   (1,110)       (684)           (18)            --        (1,812)
                                                                  --------    --------       --------       --------      --------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH                      (310)         --           (310)           310          (310)
                                                                  --------    --------       --------       --------      --------

INCREASE (DECREASE) IN CASH                                             --       3,846         (1,226)            --         2,620

CASH, beginning of period                                               --       6,763          1,936             --         8,699
                                                                  --------    --------       --------       --------      --------

CASH, end of period                                               $     --    $ 10,609       $    710       $     --      $ 11,319
                                                                  ========    ========       ========       ========      ========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Parent    Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                                   --------   ----------  --------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                        $(25,659)   $ (8,269)     $ (3,094)      $ 11,363      $(25,659)
   Adjustments to reconcile net loss to cash
     provided by (used in) operations--
     Write-off of goodwill impaired with termination of contract         --       4,287            --             --         4,287
     Depreciation and amortization                                       --      12,367         2,498             --        14,865
     Amortization of gain on sale of real estate                         --         (52)           --             --           (52)
     Gain on sale of property and equipment                              --        (420)           (6)            --          (426)
     Provision for doubtful accounts                                     --      46,289         2,148             --        48,437
     Undistributed losses of minority shareholders                       --          --            --           (823)         (823)
     Amortization of discount on Senior Notes                            13          --            --             --            13
     Change in assets and liabilities ---
        Increase in accounts receivable                                  --     (32,103)         (368)            --       (32,471)
        Increase in inventories                                          --      (1,613)         (137)            --        (1,750)
        Decrease in prepaid expenses and other                           --         251           151             --           402
        (Increase) decrease in due to/from affiliates                25,718     (12,746)       (2,433)       (10,539)           --
        Decrease in accounts payable                                     --      (4,705)         (441)            --        (5,146)
        Increase (decrease) in accrued liabilities                      809      (4,045)       (1,903)            --        (5,139)
        Increase in nonrefundable subscription income                    --         589           102             --           691
        Increase (decrease) in deferred income taxes                     --          45           (45)            --            --
                                                                   --------    --------      --------       --------      --------
           Net cash provided by (used in) operating activities          881        (125)       (3,528)             1        (2,771)
                                                                   --------    --------      --------       --------      --------
CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                  --      (2,558)           (8)            --        (2,566)
   Proceeds from the sale of property and equipment                      --       1,727            56             --         1,783
   (Increase) decrease in other assets                                1,029        (750)        2,104             --         2,383
                                                                   --------    --------      --------       --------      --------
           Net cash provided by (used in) investing activities        1,029      (1,581)        2,152             --         1,600
                                                                   --------    --------      --------       --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
   Repayments on revolving credit facility                           (2,095)         --            --             --        (2,095)
   Repayment of debt and capital lease obligations                       --      (1,163)         (112)            --        (1,275)
   Issuance of common stock                                             184          --            --             --           184
                                                                   --------    --------      --------       --------      --------
           Net cash used in financing activities                     (1,911)     (1,163)         (112)            --        (3,186)
                                                                   --------    --------      --------       --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH                          1          --             1             (1)            1
                                                                   --------    --------      --------       --------      --------

DECREASE IN CASH                                                         --      (2,869)       (1,487)            --        (4,356)

CASH, beginning of period                                                --       9,035         1,252             --        10,287
                                                                   --------    --------      --------       --------      --------

CASH, end of period                                                $     --    $  6,166      $   (235)      $     --      $  5,931
                                                                   ========    ========      ========       ========      ========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  JOINT VENTURE

     During the fiscal year ended June 30, 1998, the Company entered into a joint venture to provide non-emergency ambulance service and medical transportation in the Maryland, Washington, D.C. and northern Virginia areas. The Company obtained a majority interest in the joint venture in exchange for a commitment to provide $8.0 million for acquisitions by the joint venture in the greater Baltimore, Maryland and Washington, D.C. areas (which commitment was fulfilled by June 30, 1998) while the other party to the joint venture contributed all of the issued and outstanding stock in two ambulance service companies in exchange for his minority stake in the joint venture. The Company consolidated the joint venture for financial reporting purposes.

     The joint venture agreement allowed the minority joint venture partner to exercise an option to repurchase one share of common stock in the joint venture from the Company thereby increasing the minority partner's interest to 50%. The agreement also allowed the minority partner to "put" its 50% interest in the joint venture to the Company. The Company then had the option to delay the "put" for a period of one year. During the fiscal year ended June 30, 2001, the minority partner elected to exercise the "put" option and the Company exercised the right to delay its "put" for a year. Based on the provisions of the joint venture agreement, the purchase price for the minority interest in the joint venture approximated $5.1 million. The Company recorded a charge of approximately $4.0 million during the fiscal year ended June 30, 2001 relating to this agreement.

     During the three months ended December 31, 2001, the Company agreed to purchase the minority partner's interest in the joint venture in exchange for note payable of approximately $5.1 million. The note bears interest at prime plus 2.25% (subject to a cap of 7.75%) and requires monthly principal and interest payments ranging from $70,000 to $125,000 through December 2006. Additionally, any outstanding accrued interest is due at maturity. The Company has reflected this agreement in its consolidated balance sheet as of December 31, 2001 as an increase in long-term debt of $5.1 million offset by reductions in minority interest of $8.0 million and other assets of $2.9 million. The agreement also resulted in other income of $9,000 in the consolidated statement of operations for the three and six-month periods ended December 31, 2001.

(5)  ARGENTINE DEVALUATION

     Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

     The Company's Argentine subsidiaries utilize the peso as their functional currency as their business is primarily transacted in pesos. In order to prepare the accompanying financial statements as of and for the three and six months ended December 31, 2001, the Company translated the balance sheets of its Argentine subsidiaries using the 1.7 to 1 exchange rate (the closing rate on that date on which pesos were first exchangeable into dollars subsequent to December 31, 2001) while its statements of operations and cash flows were translated using the 1 to 1 exchange rate which was the rate actually in effect during the three and six month periods ended December 31, 2001. As the liabilities of the Argentine subsidiaries exceed their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income in the Company's consolidated balance sheet as of December 31, 2001. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of the Argentine subsidiaries for financial reporting purposes.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  RESTRUCTURING CHARGE AND OTHER

     During the fiscal year ended June 30, 2001, the Company recorded restructuring and other charges totaling $9.1 million associated with its program to close or downsize certain service areas. This charge primarily included severance costs for approximately 250 employees, service area closing costs, and the write-off of goodwill and other assets associated with the service area reductions. Through December 31, 2001 approximately seventy three of the impacted employees have left the Company.

     During the fiscal year ended June 30, 2000, the Company recorded restructuring and other charges, of approximately $43.3 million associated with its program to close or downsize certain non-emergency service areas and reduce corporate overhead. This charge primarily included severance costs for approximately 300 employees (all of who had left the Company by December 31, 2001), service area closing costs, and the write-off of goodwill and other assets associated with the service area reductions.

     The  Company's   restructuring   reserve,  which  is  included  in  accrued
     liabilities in the consolidated balance sheet totaled $3.3 million at December 31, 2001 and $5.9 million at June 30, 2001.

(7)  NET INCOME (LOSS) PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three and six-month periods ended December 31, 2001 and 2000 is as follows (in thousands, except per share amounts):

                                 Three Months Ended December 31, 2001     Three Months Ended December 31, 2000
                                  -----------------------------------     ------------------------------------
                                   Income        Shares     Per Share       Loss         Shares      Per Share
                                (numerator)  (denominator)    Amount     (numerator)  (denominator)    Amount
                                  --------      --------     --------     --------       --------     --------
Basic income (loss) per share     $  3,170        15,100     $   0.21     $(21,574)        14,645     $  (1.47)
                                                             ========                                 ========
Effect of stock options                 --           236                        --             --
                                  --------      --------                  --------       --------
Diluted income (loss) per share   $  3,170        15,336     $   0.21     $(21,574)        14,645     $  (1.47)
                                  ========      ========     ========     ========       ========     ========

                                  Six Months Ended December 31, 2001       Six Months Ended December 31, 2000
                                  -----------------------------------     ------------------------------------
                                   Income        Shares     Per Share       Loss         Shares      Per Share
                                (numerator)  (denominator)    Amount     (numerator)  (denominator)    Amount
                                  --------      --------     --------     --------       --------     --------
Basic income (loss) per share     $  1,980        15,065     $   0.13     $(25,659)        14,636     $  (1.75)
                                                             ========                                 ========
Effect of stock options                 --           118                        --             --
                                  --------      --------                  --------       --------
Diluted income (loss) per share   $  1,980        15,183     $   0.13     $(25,659)        14,636     $  (1.75)
                                  ========      ========     ========     ========       ========     ========

     As a result of anti-dilutive effects, approximately 293,000 and 317,000 common stock equivalents were not included in the computation of diluted loss per share for the three and six- month periods ended December 31, 2000, respectively.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), BUSINESS COMBINATIONS, and No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS,

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, BUSINESS COMBINATION. The provisions of SFAS 141: require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001 although earlier adoption is allowed in certain circumstances. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001.

     The Company elected to adopt the provisions of SFAS 142 in the first quarter of its fiscal year that began July 1, 2001. In connection therewith, the Company no longer records amortization of its existing goodwill balances. The Company's goodwill, which primarily relates to its ambulance segment is included in intangible assets in the accompanying consolidated balance sheets, totaled $91.3 million at July 1, 2001 while related amortization expense totaled $7.1 million for the fiscal year ended June 30, 2001. The following table summarizes the Company's net income
     (loss) and related per share amounts as if the provisions of SFAS 142 had been adopted as of July 1, 2000:

                                         Three Months Ended December 31,   Six Months Ended December 31,
                                         -------------------------------   -----------------------------
                                                2001          2000               2001          2000
                                             ----------    ----------         ----------    ----------
Reported net income (loss)                   $    3,170    $  (21,574)        $    1,980    $  (25,659)
Add back: Goodwill amortization                      --         1,818                 --         3,637
                                             ----------    ----------         ----------    ----------
Adjusted net income (loss)                   $    3,170    $  (19,756)        $    1,980    $  (22,022)
                                             ==========    ==========         ==========    ==========
Basic income (loss) per share
  Reported net income (loss)                 $     0.21    $    (1.47)        $     0.13    $    (1.75)
  Goodwill amortization                              --          0.12                 --          0.25
                                             ----------    ----------         ----------    ----------
Adjusted basic income (loss) per share       $     0.21    $    (1.35)        $     0.13    $    (1.50)
                                             ==========    ==========         ==========    ==========
Diluted income (loss) per share
  Reported net income (loss)                 $     0.21    $    (1.47)        $     0.13    $    (1.75)
  Goodwill amortization                              --          0.12                 --          0.25
                                             ----------    ----------         ----------    ----------
Adjusted diluted income (loss) per share     $     0.21    $    (1.35)        $     0.13    $    (1.50)
                                             ==========    ==========         ==========    ==========

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The Company has completed its first step goodwill impairment test and has identified certain reporting units within its ambulance segment where goodwill impairment, as defined under SFAS 142, may exist. The second step of the goodwill impairment test, which measures the amount of the impairment loss as of July 1, 2001, if any, must be completed by June 30, 2002, the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 requiring restatement of previously reported quarterly results. The Company has not yet determined what effect these impairment tests will have on its earnings or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS 144 during the fiscal year ending June 30, 2003. The Company does not anticipate any material impact resulting from the adoption of SFAS No. 144.

(9)  COMMITMENTS AND CONTINGENCIES

     Accrued liabilities in the accompanying consolidated balance sheets includes $2.0 million at December 31, 2001 and $2.6 million at June 30, 2001 which is attributable to settlement of a Medicaid audit and the accrual of a proposed settlement of a Medicare investigation.

(10) SEGMENT REPORTING

     The Company operates in two business segments: (i) Ambulance and (ii) Fire and Other. The Company's reportable segments are strategic business units that offer different services. They are managed separately based on the fundamental differences in their operations.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Ambulance segment includes emergency medical and general medical transport ambulance services provided to patients on a fee-for-service basis, on a non-refundable subscription basis, and through capitated contracts. The Ambulance segment also includes urgent home medical care and ambulance services provided under capitated service arrangements in Argentina.

     The Fire and Other segment includes fire protection and training, alternative transportation, services provided in conjunction with our public/private alliance in San Diego, home health care services, urgent and primary care in clinics, dispatch, fleet, and billing services.

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

     Information by operating segment is set forth below (in thousands):

                                                                 FIRE AND
Three months ended December 31, 2001              AMBULANCE        OTHER       CORPORATE        TOTAL
                                                  ---------      ---------     ---------      ---------
          Net revenue from external customers     $  98,173      $  25,586            --      $ 123,759
          Segment profit (loss)                   $   1,413      $   3,792     $  (3,669)     $   1,536
          Segment assets                          $ 141,882      $  20,648     $   1,157      $ 163,687

                                                                 FIRE AND
Three months ended December 31, 2000              AMBULANCE        OTHER       CORPORATE        TOTAL
                                                  ---------      ---------     ---------      ---------
          Net revenue from external customers     $ 100,202      $  25,007            --      $ 125,209
          Segment profits (loss)                  $ (17,708)     $   3,270     $  (7,159)     $ (21,597)
          Segment assets                          $ 186,213      $  36,965     $   1,582      $ 224,760

                                                                 FIRE AND
Six months ended December 31, 2001               AMBULANCE        OTHER       CORPORATE        TOTAL
                                                  ---------      ---------     ---------      ---------
          Net revenue from external customers     $ 198,434      $  50,992            --      $ 249,426
          Segment profit (loss)                   $     526      $   6,936     $  (7,091)     $     371
          Segment assets                          $ 141,882      $  20,648     $   1,157      $ 163,687

                                                                 FIRE AND
Six months ended December 31, 2000                AMBULANCE        OTHER       CORPORATE        TOTAL
                                                  ---------      ---------     ---------      ---------
          Net revenue from external customers     $ 201,944      $  51,503            --      $ 253,447
          Segment profits (loss)                  $ (20,306)     $   6,365     $ (12,319)     $ (26,260)
          Segment assets                          $ 186,213      $  36,965     $   1,582      $ 224,760

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Statements in this Report that are not historical facts are hereby identified as "forward-looking statements" as that term is used under the securities laws. We caution readers that such "forward-looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, capital needs, operational results, compliance with debt facilities and debt restructuring prospects, wherever they appear in this Report or in other statements attributable to us, are necessary estimates reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." You should consider such "forward looking-statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

The health care industry in general and the ambulance industry in particular are in a state of significant change. This makes us susceptible to various risks that may affect future results such as the following: successful integration and operation of acquired service providers; growth strategy and difficulty in maintaining growth; leverage; revenue mix; dependence on certain business relationships; recoverability of intangible assets; dependence on government and third party payers; fee-for-service contracts; possible adverse changes in reimbursement rates; impact of rate structures; possible negative effects of prospective health care reform; high utilization of services by customers under capitated service arrangements; competitive market forces; fluctuation in quarterly results; volatility of stock price; access to debt and equity capital; dependence on key personnel; and governmental rate regulation.

All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations, and management functions are provided through its subsidiaries and affiliated entities.

This Report should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

INTRODUCTION

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (911 emergency ambulance services) and non-emergency transport services (general transport services) to patients on a fee-for-service basis, on a non-refundable subscription fee basis, and through capitated contracts. Per transport revenue depends on various factors, including the mix of rates between existing service areas and new service areas and the mix of activity between 911 emergency ambulance services and general medical transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts, or other agencies or on a non-refundable subscription fee basis to individual homeowners or commercial property owners.

GOING CONCERN

Although we generated net income of approximately $2.0 million for the six months ended December 31, 2001, we incurred net losses of approximately $226.7 million and $101.3 million for the fiscal years ended June 30, 2001 and 2000, respectively. Additionally, at December 31, 2001, we had a net working capital deficit of $261.6 million (primarily as a result of the classification as current liabilities of amounts outstanding under our revolving credit facility and 7 7/8% Senior Notes due 2008) as well as a stockholders' deficit of $124.2 million. We have been operating under a waiver of financial covenant compliance relating to our revolving credit facility since December 31, 1999.

Despite the significant losses experienced in fiscal 2001 and 2000, we have been able to fund our operating and capital needs internally since March 2000. We believe that our current business model will generate sufficient cash flows to provide a basis for a new long-term financing agreement with our lenders or to restructure our debt. A new long-term agreement would likely have terms different from those contained in our existing debt agreements, including potentially higher interest rates, which could materially affect our results of operations and cash flows. Further, any new long-term agreement may involve the conversion of all or a portion of our debt to equity or similar transactions that could result in material and substantial dilution to existing stockholders.

Our ability to continue as a going concern depends on the continued success of our current business model as well as our ability to restructure our debt. Although there can be no assurance, management believes that we will be successful in achieving profitable operations and restructuring our debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The audit report relating to our fiscal 2001 financial statements was qualified for our ability to continue as a going concern. Management anticipates that the audit report on our fiscal 2002 financial statements will contain a similar qualification unless we are able to successfully restructure our debt.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION -Domestic ambulance service fees are recognized when services are provided and are recorded net of Medicare, Medicaid, and other reimbursement limitations. Because of the nature of our domestic ambulance services, it is necessary to respond to a number of calls, primarily 911 emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and 911 emergency ambulance service calls and is generally higher in service areas in which the calls are primarily 911 emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina is included in ambulance services revenue.

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

PROVISION FOR DOUBTFUL ACCOUNTS - Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payers, historical trends, and other relevant information. A provision for doubtful accounts is made for the expected difference between ambulance services fees recognized and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived from patients than for collections to be derived directly from third-party payers and generally is higher for 911 emergency ambulance services than for general ambulance transport services. Actual results could differ from these estimates.

GENERAL LIABILITY AND WORKERS' COMPENSATION PROGRAMS -We retain certain levels of exposure with respect to our general liability and workers compensation programs and purchase excess coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for both reported and incurred but unreported claims within our level of retention based on currently available information as well as our historical experience in settling such claims. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained. We engage independent actuaries to periodically evaluate the adequacy of our claim reserves.

SEASONALITY

We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher second and third fiscal quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions.

OTHER CONSIDERATIONS

Public health conditions affect our operations differently in different regions. For example, greater utilization of services by customers under capitated service arrangements decreases our operating income. The same conditions domestically, where we operate under fee-for-service arrangements, result in a greater number of transports, increasing our operating income.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUE

Total revenue decreased $1.4 million, or 1.1%, from $125.2 million for the three months ended December 31, 2000 to $123.8 million for the three months ended December 31, 2001.

Ambulance services revenue decreased $2.0 million, or 2.0%, from $100.2 million for the three months ended December 31, 2000 to $98.2 million for the three months ended December 31, 2001. The decrease in ambulance services revenue is primarily related to a $1.3 million decrease in revenue in our Latin American operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of economic conditions in Argentina combined with significant increases in taxes on all medical services.

Domestic ambulance service revenue decreased approximately $800,000, or 0.9% from approximately $90.5 million for the three months ended December 31, 2000 to approximately $89.7 for the three months ended December 31, 2001. This decrease is comprised of an approximate $3.1 million decrease related to the loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska and an approximate $1.6 million decrease related to the closure of service areas during the first quarter of fiscal 2002 offset by an approximate $3.4 million increase related to domestic ambulance service revenue in areas that we served in both the three-month periods ended December 31, 2001 and 2000 and an approximate $500,000 increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001. Total domestic ambulance transports decreased by 22,000, or 7.9%, from 278,000 for the three months ended December 31, 2000 to 256,000 for the three months ended December 31, 2001. The decrease in transports is primarily due to the closure of service areas during the first quarter of fiscal 2002 and the loss of contracts noted above.

Fire protection services revenue increased by $700,000, or 4.6%, from $15.1 million for the three months ended December 31, 2000 to approximately $15.8 million for the three months ended December 31, 2001. Fire protection services revenue increased primarily due to rate and utilization increases of $400,000 and increased contracting activity by our industrial fire protection group of $200,000.

Other revenue decreased $100,000, or 1.0%, from $9.9 million for the three months ended December 31, 2000 to $9.8 million for the three months ended December 31, 2001. This decrease was primarily due to the decrease in clinic revenue in our Latin American operations of approximately $900,000 offset by an increase in revenue related to our public/private alliance in San Diego of $800,000.

OPERATING EXPENSES

Payroll and employee benefits increased $800,000, or 1.1%, from $71.3 million for the three months ended December 31, 2000 to $72.1 million for the three
months  ended  December  31,  2001.   This  increase  is   attributable  to  the
renegotiation of labor contracts in certain of our service areas offset by a $1.6 million decrease related to our Latin America operations due to the decreased membership and the disposition of our clinic operations. The closure of service areas during the first quarter of fiscal 2002 accounted for another $1.0 million of the decrease while the decrease related to the loss of the contracts in Arlington, Texas and Lincoln, Nebraska totaled approximately $1.2 million. We expect that our labor costs will continue to increase, including increased costs associated with accounts receivable collection and Medicare and Medicaid compliance. Payroll and employee benefits increased from 56.9% of total revenue for the three months ended December 31, 2000 to 58.2% of total revenue for the three months ended December 31, 2001.

The provision for doubtful accounts decreased $12.4 million, or 42.8% from $29.0 million for the three months ended December 31, 2000 to $16.6 million for the three months ended December 31, 2001. This resulted in a decrease from 23.1% of total revenue for the three months ended December 31, 2000 to 13.4% of total revenue for the three months ended December 31, 2001. The provision for doubtful accounts for the three months ended December 31, 2000 included an additional provision of $10 million primarily related to receivables generated in certain under-performing service areas identified and closed during our fiscal 2000 restructuring.

The provision for doubtful accounts on domestic ambulance service revenue (excluding the $10 million discussed above) was 20.4% of domestic ambulance service revenue for the three months ended December 31, 2000 and 18.3% of domestic ambulance service revenue for the three months ended December 31, 2001. During fiscal 2002, we continued to focus on improving the quality of our revenue by reducing the number of non-emergency ambulance transports in selected service areas as well as previously implemented initiatives to maximize the collection of our accounts receivable.

Depreciation decreased $1.5 million, or 27.8%, from $5.4 million for the three months ended December 31, 2000 to $3.9 million for the three months ended December 31, 2001. The decrease is primarily due to asset write-offs during the fourth quarter of fiscal 2001 as well as the disposal of assets related to closed operations. Depreciation was 4.3% and 3.2% of total revenue for the three months ended December 31, 2000 and 2001, respectively.

We stopped amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles decreased $1.9 million to $44,000 for the three months ended December 31, 2001. Amortization of intangibles was 1.5% of total revenue for the three months ended December 31, 2000.

Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $2.3 million, or 8.8%, from $26.1 million for the three months ended December 31, 2000 to $23.8 million for the three months ended December 31, 2001. The decrease is primarily due an approximate $1.7 million decrease related to our Latin American operations due to the reduction in revenue as described above. Other operating expenses decreased from 20.8% of total revenue for the three months ended December 31, 2000 to 19.2% of total revenue for the three months ended December 31, 2001.

During the three months ended December 31, 2000 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. The charge included $4.3 million for the write-off of related goodwill as well as $900,000 for employee severance and other exit costs.

Interest expense decreased $2.1 million, or 26.9%, from $7.8 million for the three months ended December 31, 2000 to $5.7 million for the three months ended December 31, 2001. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances. Additionally, approximately $541,000 of interest income received in conjunction with an income tax refund was netted against interest expense for the three months ended December 31, 2001.

We recorded a tax benefit of $1.6 million for the three months ended December 31, 2001 compared to a tax provision of $311,000 for the three months ended December 31 2000. The benefit recorded in the three months ended December 31, 2001 primarily relates to a $1.6 million income tax refund received during that period.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

REVENUE

Total revenue decreased $4.0 million, or 1.6%, from $253.4 million for the six months ended December 31, 2000 to $249.4 million for the six months ended December 31, 2001.

Ambulance services revenue decreased $3.5 million, or 1.7%, from $201.9 million for the six months ended December 31, 2000 to $198.4 million for the six months ended December 31, 2001.The decrease in ambulance services revenue is primarily related to a $2.4 million decrease in revenue in our Latin American operations resulting from decreases in memberships under capitated service arrangements. The decrease in memberships was attributable to the impact of economic conditions in Argentina combined with significant increases in taxes on all medical services.

Domestic ambulance service revenue decreased approximately $1.1 million, or 0.6% from approximately $182.3 million for the six months ended December 31, 2000 to approximately $181.2 for the six months ended December 31, 2001. This decrease is comprised of an approximate $4.5 million related to the loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska and an approximate $5.2 million decrease related to the closure of service areas in fiscal 2000 and 2001 offset by an approximate $6.7 million increase related to domestic ambulance service revenue in areas that we served in both the six-month periods ended December 31, 2001 and 2000 and an approximate $2.0 million increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001. Total domestic ambulance transports decreased by 34,000, or 6.1%, from 555,000 for the six months ended December 31, 2000 to 521,000 for the six months ended December 31, 2001. The decrease in transports is primarily due to the closure of service areas during the first quarter of fiscal 2002 and the loss of contracts noted above.

Fire protection services revenue increased by $900,000, or 2.9%, from $30.9 million for the six months ended December 31, 2000 to approximately $31.8 million for the six months ended December 31, 2001. Fire protection services revenue increased primarily due to rate and utilization increases of $800,000 and increased contracting activity by our industrial fire protection group of $300,000. These increases were offset by a decrease in forestry revenue of $300,000.

Other revenue decreased $1.4 million, or 6.8%, from $20.6 million for the six months ended December 31, 2000 to $19.2 million for the six months ended December 31, 2001. Other revenue decreases are primarily due to the decrease in clinic revenue in our Latin American operations of approximately $2.4 million offset by increases in revenue related to our public/private alliance in San Diego of $1.4 million.

OPERATING EXPENSES

Payroll and employee benefits increased $3.8 million, or 2.6%, from $144.0 million for the six months ended December 31, 2000 to $147.8 million for the six months ended December 31, 2001. This increase is primarily attributable to the renegotiation of labor contracts in certain of our service areas offset by a $1.4 million decrease related to our Latin America operations due to the decreased membership and the disposition of clinic operations. The closure of service areas during the first quarter of fiscal 2002 accounted for $2.1 million of the decrease while the effect of the loss of the contracts in Arlington, Texas and Lincoln, Nebraska totaled approximately $1.6 million. The closure of service areas during fiscal 2001 accounted for $0.8 million of the decrease. These decreases were offset by increases of $9.8 million in our remaining operations. We expect that our labor costs will continue to increase, including the increased costs associated with accounts receivable collection and Medicare and Medicaid compliance. Payroll and employee benefits increased from 56.8% of total revenue for the six months ended December 31, 2000 to 59.3% of total revenue for the six months ended December 31, 2001.

The provision for doubtful accounts decreased $14.9 million, or 30.8% from $48.4 million for the six months ended December 31, 2000 to $33.5 million for the six months ended December 31, 2001. This resulted in a decrease from 19.1% of total revenue for the six months ended December 31, 2000 to 13.4% of total revenue for the six months ended December 31, 2001. The provision for doubtful accounts for the six months ended December 31, 2000 included an additional provision of $10 million primarily related to receivables generated in certain under-performing service areas identified and closed during our fiscal 2000 restructuring.

The provision for doubtful accounts on domestic ambulance service revenue (excluding the $10 million discussed above) was 20.4% of domestic ambulance service revenue for the six months ended December 31, 2000 and 18.2% of domestic ambulance service revenue for the six months ended December 31, 2001. During fiscal 2002, we continued to focus on improving the quality of our revenue by reducing the amount of non-emergency ambulance transports in selected service areas as well as previously implemented initiatives to maximize the collection of our accounts receivable.

Depreciation decreased $2.9 million, or 26.1%, from $11.1 million for the six months ended December 31, 2000 to $8.2 million for the six months ended December 31, 2001. The decrease is primarily due to asset the write-offs during the fourth quarter of fiscal 2001 as well as the disposal of assets related to closed operations. Depreciation was 4.4% and 3.3% of total revenue for the six months ended December 31, 2000 and 2001, respectively.

We stopped amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles has decreased $3.7 million to $79,000 for the six months ended December 31, 2001. Amortization of intangibles was 1.5% of total revenue for the three months ended December 31, 2000.

Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $4.6 million, or 8.9%, from $51.5 million for the six months ended December 31, 2000 to $46.9 million for the six months ended December 31, 2001. The decrease is primarily due an approximate $4.0 million decrease related to our Latin American operations due to the reduction in revenue as described above. Approximately $1.4 million relates to the closure of operations and the loss of contracts in Arlington, Texas and Lincoln, Nebraska. Other operating expenses decreased from 20.3% of total revenue for the six months ended December 31, 2000 to 18.8% of total revenue for the six months ended December 31, 2001.

During the six months ended December 31, 2000 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. The charge included $4.3 million for the write-off of related goodwill as well as $900,000 for employee severance and other exit costs.

Interest expense decreased $3.2 million, or 20.4%, from $15.7 million for the six months ended December 31, 2000 to $12.5 million for the six months ended December 31, 2001. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances. Additionally, approximately $541,000 of interest income received in conjunction with an income tax refund was netted against interest expense for the three months ended December 31, 2001.

We recorded a tax benefit of $1.6 million for the six months ended December 31, 2001 compared to a tax provision of $222,000 for the six months ended December 31 2000. The benefit recorded in the six months ended December 31, 2001 primarily relates to a $1.6 million income tax refund received during that period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of our Senior Notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and proceeds from the exercise of stock options.

During the six months ended December 31, 2001, net cash provided by operating activities was $8.6 million resulting primarily from net income of $2.0 million, depreciation and amortization of $8.3 million, and provision for doubtful accounts of $33.5 million offset by an increase in accounts receivable of $30.0 million, a decrease in accrued liabilities and other liabilities of $3.6 million. Net cash used in operating activities was $2.8 million for the six months ended December 31, 2000.

Cash used in investing activities was approximately $3.9 million for the six months ended December 31, 2001, primarily due to capital expenditures of $2.9 million and increases in other assets of $2.0 million offset by proceeds from the sale of property and equipment of $1.0 million. Cash provided by investing activities was $1.6 million for the six months ended December 31, 2000.

Cash used in financing activities was $1.8 million for the six months ended December 31, 2001, primarily due to $1.3 million of repayments on the revolving credit facility and $702,000 of payments on other debt and capital lease obligations offset by proceeds from issuance of common stock. Cash used in financing activities was $3.2 million for the six months ended December 31, 2000.

The effect of currency exchange rate changes on cash of $310,000 for the six months ended December 31, 2001, was due to the devaluation of the Argentine peso.

Including the classification of the amounts outstanding under our revolving credit facility and our Senior Notes as current liabilities at December 31, 2001, we had a net working capital deficiency of $261.6 million, including cash of $11.3 million, compared to a working capital deficit of $273.4 million, including cash of $8.7 million, at June 30, 2001.

Our gross accounts receivable as of December 31, 2001 and June 30, 2001 were approximately $150.9 million and $168.5 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, was $98.5 million and $103.3 million as of such dates, respectively. The decrease in net accounts receivable is due to many factors including collections on accounts related to closed operations and overall improvement in collections related to ongoing operations.

The allowance for doubtful accounts decreased from approximately $65.2 million at June 30, 2001 to $52.4 million at December 31, 2001. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, we have continued to focus on improving the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a higher risk of non-reimbursement by payers. We also shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process and have instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation. We believe that these measures coupled with other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payers and will help to increase collections from our private pay customers.

We are not in compliance with the financial covenants contained in the agreement relating to our revolving credit facility, as amended. We have received a compliance waiver, as amended, (the "waiver") covering periods from December 31, 1999 through April 1, 2002. The waiver covers the representations and warranties relating to no material adverse changes as well as the following financial covenants: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available to us through the end of the waiver period and requires us to: (i) engage certain financial advisors; (ii) meet certain benchmarks for projected cash balances and expenditures; (iii) maintain positive consolidated operating income net of restructuring charges; (iv) pay reasonable fees and expenses related to the professionals employed on behalf of the Steering Committee, as defined in the waiver; and, (v) reduce the outstanding balance on the revolving credit facility upon the occurrence of certain events such as the sale of certain assets. During certain periods covered by the waiver, we were not in compliance with the requirement that we maintain positive consolidated net operating income net of restructuring charges. There can be no assurance that we will be able to comply with the requirements of the waiver in the future. As the waiver period currently extends through April 1, 2002 and the Company's 7 7/8% Senior Notes due 2008 (the "Senior Notes") contain a cross-default provision, the related balances have been classified as current liabilities in our consolidated balance sheets as of December 31, 2001 and June 30, 2001 as required by generally accepted accounting principles.

In connection with our current waiver of covenant compliance, we have supported the formation of a Steering Committee comprised of bank lenders and Senior Note holders to further explore debt- restructuring opportunities. We intend to negotiate with the Steering Committee in an effort to reduce the Company's debt under both the revolving credit facility and the Senior Notes, so as to further improve our liquidity and long-term financial flexibility. We intend to consider all appropriate strategies to achieve these objectives.

Any restructuring or amendment may involve the conversion of all or a portion of our debt to equity or other similar transactions that could result in material and substantial dilution to existing stockholders. Such restructuring or amendment could also include material changes in the underlying interest rates or other terms of the revolving credit facility and Senior Notes. There can be no assurance that we can accomplish an arrangement with regard to our debt on terms acceptable to us, or at all. Our inability to successfully negotiate a long-term agreement with our lenders could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Borrowings under the revolving credit facility bear interest at prime plus .25% payable monthly. Additional interest accrues at an annual rate of 2.0% during the waiver period. In addition to the amounts currently outstanding under the revolving credit facility, the lenders have issued letters of credit on our behalf in the amount of $6.2 million. The letters of credit mature at various times during the year and are generally renewable on an annual basis.

MEDICARE REIMBURSEMENT

In January 1999, the Center for Medicare and Medicaid Services (CMS) announced its intention to form a negotiated rule-making committee to create a new fee schedule for Medicare reimbursement of ambulance services. The committee convened in February 1999. In August 1999, CMS announced that the implementation of the prospective fee schedule as well as the mandatory acceptance of assignment would be postponed to January 2001. CMS also announced rules that became effective in February 1999, which require, among other things, that a physician's certification be obtained for certain ambulance transports. We have implemented a program to comply with these new rules.

The proposed Medicare ambulance fee schedule and related rules were published September 12, 2000 in the Federal Register. On November 30, 2000, CMS notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. As of the date of this filing, CMS has not established an implementation date for the final fee schedule and rules. If implemented, these rules could result in contract renegotiations or other actions by us to offset any negative impact of the proposed change in reimbursement policies that could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Although the final fee schedule and rules have been delayed, two requirements took effect January 1, 2001. Providers must use new Center for Medicare and Medicaid Services Healthcare Common Procedure Coding System (HCPCS) codes on all Medicare claims, with the exception of billing for mileage. Secondly, all Medicare claims must include the ZIP code of the point of patient pickup. We have incorporated these two requirements into our Medicare billing protocol.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), BUSINESS COMBINATIONS, and No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion
(APB) No. 16, BUSINESS COMBINATION. The provisions of SFAS 141: require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001 although earlier adoption is allowed in certain circumstances. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and, remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001.

We elected to adopt the provisions of SFAS 142 in the first quarter of the fiscal year that began July 1, 2001. In connection therewith, we no longer record amortization of existing goodwill balances. Goodwill totaled $91.3 million, which primarily relates to our ambulance segment is included in the intangible assets in the accompanying consolidated balance sheets, at July 1, 2001 while related amortization expense totaled $7.1 million for the fiscal year ended June 30, 2001. The following table summarizes the Company's net income
(loss) and related per share amounts as if the provisions of SFAS 142 had been adopted as of July 1, 2000:

                                         Three Months Ended December 31,   Six Months Ended December 31,
                                         -------------------------------   -----------------------------
                                                2001          2000               2001          2000
                                             ----------    ----------         ----------    ----------
Reported net income (loss)                   $    3,170    $  (21,574)        $    1,980    $  (25,659)
Add back: Goodwill amortization                      --         1,818                 --         3,637
                                             ----------    ----------         ----------    ----------
Adjusted net income (loss)                   $    3,170    $  (19,756)        $    1,980    $  (22,022)
                                             ==========    ==========         ==========    ==========
Basic income (loss) per share
  Reported net income (loss)                 $     0.21    $    (1.47)        $     0.13    $    (1.75)
  Goodwill amortization                              --          0.12                 --          0.25
                                             ----------    ----------         ----------    ----------
Adjusted basic income (loss) per share       $     0.21    $    (1.35)        $     0.13    $    (1.50)
                                             ==========    ==========         ==========    ==========
Diluted income (loss) per share
  Reported net income (loss)                 $     0.21    $    (1.47)        $     0.13    $    (1.75)
  Goodwill amortization                              --          0.12                 --          0.25
                                             ----------    ----------         ----------    ----------
Adjusted diluted income (loss) per share     $     0.21    $    (1.35)        $     0.13    $    (1.50)
                                             ==========    ==========         ==========    ==========

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. We have completed its first step goodwill impairment test and has identified certain reporting units within our ambulance segment where goodwill impairment, as defined under SFAS 142, may exist. The second step of the goodwill impairment test, which measures the amount of the impairment loss as of July 1, 2001, if any, must be completed by June 30, 2002, the end of our fiscal year. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002 requiring restatement of previously reported quarterly results. We have not yet determined what effect these impairment tests will have on its earnings or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAS 144 during the fiscal year ending June 30, 2003. We do not anticipate any material impact resulting from the adoption of SFAS No. 144.

EFFECTS OF FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

Our Argentine subsidiaries utilize the peso as their functional currency as their business is primarily transacted in pesos. In order to prepare the accompanying financial statements as of and for the three and six months ended December 31, 2001, we translated the balance sheets of our Argentine subsidiaries using the 1.7 to 1 exchange rate (the closing rate on that date on which pesos were first exchangeable into dollars subsequent to December 31,
2001) while the statements of operations and cash flows were translated using the 1 to 1 exchange rate which was the rate actually in effect for the three and six month periods ended December 31, 2001. As the liabilities of our Argentine subsidiaries exceed their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income in our consolidated balance sheet. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of our Argentine subsidiaries for financial reporting purposes.

There can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows, and results of operations. We do not currently engage in foreign currency hedging transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONDITION.

We face the possibility of increased interest expense associated with our revolving credit facility which bears interest at the prime rate plus .25%. A 1% increase in the prime rate would increase our interest expense by approximately $1.4 million on an annual basis. The remainder of our debt is primarily at fixed interest rates.

RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION.

ITEM 1 -- LEGAL PROCEEDINGS.

     From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings will not have a material adverse effect on our business, financial condition, cash flows and results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, there can be no assurance that CMS or other regulatory agencies will not initiate additional investigations related to the Company's business in the future. There can be no assurance that the resolution of any future litigation, either individually or in the aggregate, would not have a material adverse effect on our business, financial condition, cash flows and results of operations.

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, have been named as defendants in two purported class action lawsuits:
HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated. On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. We and the individual defendants have moved to dismiss the second amended complaint. The Court heard oral argument on that motion to dismiss on January 25, 2002 but did not rule on the motion at the hearing. A ruling on that motion is still pending. If the lawsuits were ultimately determined adversely to us, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's 2001 Annual Meeting of Stockholders was held on December 18, 2001. The following nominees were elected to the Company's Board of Directors to serve as Class I directors for three-year terms or until their successors are elected and qualified:

                                                                         BROKER
      NOMINEE           VOTES IN FAVOR    VOTES OPPOSED    ABSTAINED    NON-VOTE
      -------           --------------    -------------    ---------    --------
Jack E. Brucker           10,356,737        3,017,179         -0-          -0-
Mary Anne Carpenter       10,205,237        3,168,679         -0-          -0-
Louis A. Witzeman         10,408,136        2,965,780         -0-          -0-

     The following directors' terms of office continued after the 2001 Annual Meeting of Stockholders:

Cor J. Clement, Sr.
Louis G. Jekel
William C. Turner
Henry G. Walker

     The second item voted upon was the approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of common stock that may be purchased pursuant to such plan from 1,150,000 shares to 2,150,000 shares.

VOTES IN FAVOR         VOTES OPPOSED          ABSTAINED         BROKER NON-VOTES
--------------         -------------          ---------         ----------------
  3,594,535              2,687,384             36,285               7,055,712

     The final item voted upon was the amendment to extend the 1992 Stock Option Plan by ten years to November 5, 2012.

VOTES IN FAVOR         VOTES OPPOSED          ABSTAINED         BROKER NON-VOTES
--------------         -------------          ---------         ----------------
  2,719,463              3,490,714             52,725               7,111,014


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RURAL/METRO CORPORATION


Dated: February 19, 2002                By: /s/ Jack E. Brucker
                                            ------------------------------------
                                            Jack E. Brucker, President & Chief
                                            Executive Officer (Principal
                                            Executive Officer)


                                        By: /s/ Randall L. Harmsen
                                            ------------------------------------
                                            Randall L. Harmsen, Vice President
                                            of Finance (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)