Form 10-K/A
period 2001-06-30
RURAL METRO CORP /DE/
filed 2002-04-30
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AS OF APRIL 22, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $13,278,038. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of April 22, 2002, there were 15,459,588 shares of the registrant's Common Stock outstanding.

================================================================================

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..............   1

PART I
  ITEM 1.   BUSINESS........................................................   2
  ITEM 2.   PROPERTIES......................................................  21
  ITEM 3.   LEGAL PROCEEDINGS...............................................  22
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  22

PART II
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ............................................  23
  ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................  23
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................  25
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  50
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  50
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................  98

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  99
  ITEM 11.  EXECUTIVE COMPENSATION.......................................... 101
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 106
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 107

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. 108

SIGNATURES ................................................................. 114

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

OUR CURRENT SERVICE AREAS

     We currently provide our services in more than 400 communities in the following 25 states, the District of Columbia, and Latin America:

Alabama                 Kentucky             New York               Texas
Arizona                 Oregon               North Dakota           Virginia
California              Louisiana            Ohio                   Washington
Colorado                Maryland             Pennsylvania           Wisconsin
Florida                 Mississippi          South Carolina         Bolivia
Georgia                 Nebraska             South Dakota           Argentina
Indiana                 New Jersey           Tennessee

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

                                      TERM IN YEARS    EXPIRATION DATE     TYPE OF SERVICE (1)
                                      -------------    ---------------     -------------------
Ambulance
   Orange County, Florida (2).........      2              October 2002        911/General
   Rochester, New York (3)............      4              October 2001        911/General
   Knox County, Tennessee (4).........      4                 June 2002        911/General
   Fort Worth, Texas (5)..............      5               August 2004        911/General
Integrated Fire and Ambulance
   Scottsdale, Arizona (6)............      5             December 2001            911
Public/Private Alliance
   San Diego, California (7)..........      5                 June 2005        911/General

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

                                                   1999      2000      2001
                                                   ----      ----      ----
     Medicare ..........................            24%       23%       25%
     Medicaid ..........................            10%       11%       11%
     Private insurers ..................            41%       47%       51%
     Patients ..........................            25%       19%       13%
                                                   ---       ---       ---
                                                   100%      100%      100%
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

     OPERATIONAL RESTRUCTURING -- DOMESTIC

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

     OPERATIONAL RESTRUCTURING -- INTERNATIONAL

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

                                                          HIGH        LOW
                                                          ----        ---
     YEAR ENDED JUNE 30, 2000
        First quarter.................................   $ 10.00     $ 6.13
        Second quarter................................   $  7.63     $ 3.94
        Third quarter.................................   $  5.94     $ 1.13
        Fourth quarter................................   $  2.38     $ 1.13

     YEAR ENDED JUNE 30, 2001
        First quarter.................................   $  2.31     $ 1.50
        Second quarter................................   $  3.38     $ 1.25
        Third quarter.................................   $  2.16     $ 0.81
        Fourth quarter................................   $  1.09     $ 0.87

     YEAR ENDED JUNE 30, 2002
        First quarter.................................   $  0.97     $ 0.57
        Second quarter (through October 8, 2001)......   $  0.74     $ 0.58

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

                                                                                 YEARS ENDED JUNE 30,
                                                        ----------------------------------------------------------------------
                                                           2001           2000           1999           1998           1997
                                                        ----------     ----------     ----------     ----------     ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Ambulance services ..............................     $ 402,833      $ 467,741      $ 467,632      $ 387,041      $ 257,488
  Fire protection services ........................        61,573         57,549         50,490         45,971         42,163
  Other ...........................................        39,910         44,784         43,244         42,546         20,154
                                                        ---------      ---------      ---------      ---------      ---------
       Total revenue ..............................       504,316        570,074        561,366        475,558        319,805
Operating expense
  Payroll and employee benefits ...................       301,055        323,285        297,341        254,806        170,833
  Provision for doubtful accounts .................       102,470         95,623         81,227         81,178         43,424
  Provision for doubtful accounts-- change in
   accounting estimate ............................            --         65,000             --             --             --
  Depreciation ....................................        21,809         25,009         24,222         19,213         12,136
  Amortization of intangibles .....................         7,352          8,687          9,166          7,780          4,660
  Other operating expenses ........................       142,009        127,743         98,739         80,216         54,922
  Asset impairment charges ........................        94,353             --             --             --             --
  Loss on disposition of clinic operations ........         9,374             --             --             --             --
  Contract termination costs and related asset
   impairment .....................................         9,256             --             --             --             --
  Restructuring charge and other ..................         9,091         34,047          2,500          5,000          6,026
                                                        ---------      ---------      ---------      ---------      ---------
Operating income (loss) ...........................      (192,453)      (109,320)        48,171         27,365         27,804
Interest expense, net .............................        30,001         25,939         21,406         14,082          5,720
Other .............................................         2,402         (2,890)            70           (199)            --
                                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes, extraordinary
 loss and cumulative effect of a change in
 accounting principle .............................      (224,856)      (132,369)        26,695         13,482         22,084
Provision for (benefit from) income taxes .........        (1,875)        32,837        (11,231)        (5,977)        (9,364)
                                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary loss and
 cumulative effect of a change in accounting
 principle ........................................      (226,731)       (99,532)        15,464          7,505         12,720
Extraordinary loss on expropriation of Canadian
 ambulance service licenses .......................            --         (1,200)            --             --             --
Cumulative effect of a change in accounting
 principle ........................................            --           (541)            --             --             --
                                                        ---------      ---------      ---------      ---------      ---------
       Net income (loss) ..........................     $(226,731)     $(101,273)     $  15,464      $   7,505      $  12,720
                                                        =========      =========      =========      =========      =========

Basic earnings per share (1)
Income (loss) before extraordinary item ...........     $  (15.38)     $   (6.82)     $    1.07      $    0.55      $    1.10
Extraordinary loss on expropriation of Canadian
 ambulance service licenses .......................            --          (0.08)            --             --             --
Cumulative effect of a change in accounting
 principle ........................................            --          (0.04)            --             --             --
                                                        ---------      ---------      ---------      ---------      ---------
       Net income (loss) ..........................     $  (15.38)     $   (6.94)     $    1.07      $    0.55      $    1.10
                                                        =========      =========      =========      =========      =========

Diluted earnings per share (1)
Income (loss) before extraordinary item ...........     $  (15.38)     $   (6.82)     $    1.06      $    0.54      $    1.04
Extraordinary item ................................            --          (0.08)            --             --             --
Cumulative effect of change in accounting principle            --          (0.04)            --             --             --
                                                        ---------      ---------      ---------      ---------      ---------
       Net income (loss) ..........................     $  (15.38)     $   (6.94)     $    1.06      $    0.54      $    1.04
                                                        =========      =========      =========      =========      =========

Weighted average number of shares outstanding (1)
  Basic ...........................................        14,744         14,592         14,447         13,529         11,585
  Diluted .........................................        14,744         14,592         14,638         14,002         12,271

                                                                       YEARS ENDED JUNE 30,
                                               -------------------------------------------------------------------
                                                  2001           2000           1999         1998          1997
                                               ---------      ---------      ---------     ---------     ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Working capital (deficit) ................     $(273,370)     $(192,512)     $ 140,929     $ 110,529     $  94,766
Total assets .............................       298,534        491,217        579,907       535,452       364,066
Current portion of long-term debt (2) ....       294,439        299,104          5,765         8,565         9,814
Long-term debt, net of current portion (2)         1,286          2,850        268,560       243,831       144,643
Stockholders' equity (deficit) ...........      (130,526)        95,591        196,839       177,773       159,908

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

     Domestic ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and are recognized when services are provided. Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We derived approximately 87% of our net ambulance fee collections during 2001 and 81% of our net ambulance fee collections during 2000 from such third party payers. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payers, historical trends and other relevant information. This allowance is examined on a quarterly basis and revised based on changes in circumstances surrounding the collectibility of receivables. Provision for doubtful accounts is made for the expected difference between ambulance services fees charged and amounts actually collected. Our provision for doubtful accounts generally is higher with respect to collections to be derived directly from patients than for collections to be derived from third-party payers and generally is higher for 911 emergency ambulance services than for general ambulance transport services.

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

RESULTS OF OPERATIONS

     The following table sets forth the years ended June 30, 2001, 2000, and 1999, certain items from our consolidated financial statements expressed as a percentage of total revenue:

                                                                            YEARS ENDED JUNE 30,
                                                                      --------------------------------
                                                                       2001         2000         1999
                                                                      ------       ------       ------
Revenue
   Ambulance services ...........................................       79.9%        82.0%        83.3%
   Fire protection services .....................................       12.2         10.1          9.0
   Other ........................................................        7.9          7.9          7.7
                                                                      ------       ------       ------
         Total revenue ..........................................      100.0        100.0        100.0

Operating expenses
  Payroll and employee benefits .................................       59.7         56.7         53.0
  Provision for doubtful accounts ...............................       20.3         16.8         14.5
  Provision for doubtful accounts-- change in accounting
  estimate ......................................................         --         11.4           --
  Depreciation ..................................................        4.3          4.4          4.3
  Amortization of intangibles ...................................        1.5          1.5          1.6
  Other operating expenses ......................................       28.2         22.4         17.6
  Asset impairment charges ......................................       18.7           --           --
  Loss on disposition of clinic operations ......................        1.9           --           --
  Contract termination costs and related asset impairment .......        1.8           --           --
  Restructuring charge and other ................................        1.8          6.0          0.4
                                                                      ------       ------       ------

Operating income (loss) .........................................      (38.2)       (19.2)         8.6
   Interest expense, net ........................................        5.9          4.6          3.8
   Other ........................................................        0.5         (0.5)          --
                                                                      ------       ------       ------

Income (loss) before income taxes, extraordinary loss and
cumulative effect of a change in accounting principle ...........      (44.6)       (23.3)         4.8
   Provision (benefit) for income taxes .........................        0.4         (5.8)         2.0
                                                                      ------       ------       ------

Net income (loss) before extraordinary loss and cumulative
  effect of a change in accounting principle ....................      (45.0)       (17.5)         2.8
Extraordinary loss ..............................................         --         (0.2)          --
Cumulative effect of a change in accounting principle ...........         --         (0.1)          --
                                                                      ------       ------       ------

        Net income (loss) .......................................      (45.0)%      (17.8)%        2.8%
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

     The decrease in ambulance services revenue is primarily related to decreased volume in our domestic ambulance service areas. Domestic ambulance service revenue decreased approximately $53.5 million, or 12.8%, from approximately $418.6 million for the year ended June 30, 2000 to approximately $365.1 million for the year ended June 30, 2001. Approximately $38.1 million of the decrease is attributable to the closure of certain underperforming service areas in the third and fourth quarters of fiscal 2000. Additionally, there was an approximate $2.4 million decrease related to the loss of a contract in Lincoln, Nebraska. Domestic ambulance services revenue in areas served by our company in both fiscal 2001 and 2000 decreased by 4.6% or approximately $17.2 million. Total domestic ambulance transports decreased by approximately 166,000, or 13.1%, from 1,266,000 for the year ended June 30, 2000 to 1,100,000 for the year ended June 30, 2001. These decreases were a direct result of our efforts to reduce non-emergency transports in certain areas and improve the quality of our revenue. Ambulance services revenue was further affected by an approximate $6.6 million decrease in revenue in Argentina related to decreases in memberships under capitated service arrangements due to the impact of the economic recession in Argentina and an approximate $4.5 million decrease in revenue generated from our former Canadian operations.

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

     OPERATING EXPENSES

     Payroll and employee benefit expenses decreased approximately $22.2 million, or 6.9%, from approximately $323.3 million for the year ended June 30, 2000 to approximately $301.1 million for the year ended June 30, 2001. Approximately $20.9 million of the decrease is attributable to the closure of certain underperforming service areas that were closed in the third and fourth quarters of fiscal 2000 and approximately $4.1 million of the decrease is related to the closure of our Canadian operations. Payroll and employee benefit expenses for the fiscal year ended June 30, 2001 includes approximately $5.0 million of additional workers compensation insurance expense related to increased claims experience, approximately $3.0 million related to the accrual of paid time off for field personnel due to changes in paid time off policies from previous years and approximately $5.4 million related to an increase in our employee health insurance reserves as calculated by our third-party administrator. The remaining decrease reflects reductions in payroll and employee benefit expenses in existing service areas due to decreased transports as discussed above. Payroll and employee benefit expenses increased from approximately 56.7% of total revenue during the year ended June 30, 2000 to approximately 59.7% of total revenue during the year ended June 30, 2001. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue. Exclusive of the effect of the specific fiscal 2001 expenses identified earlier in this paragraph, we expect that payroll and employee benefit expenses will increase as a percentage of total revenue in fiscal 2002.

     During the year ended June 30, 2001 we recorded a $10.0 million provision related to underperformance in collections on service areas closed during fiscal 2000. In addition, we recorded a $6.4 million provision related to estimated underperformance in collections for service areas included in the fiscal 2001 restructuring. It has been our experience that once a service area has been exited, it becomes more difficult to collect outstanding receivables. As a result, management has now determined that any non-transport receivable in excess of 90 days outstanding will be reserved. This adjustment totaled $4.8 million at June 30, 2001. An additional $5.0 million provision was also recorded for contractual transport receivables that were deemed uncollectible.

     A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2001 and 2000 is as follows. The provision charged to expense during fiscal 2000 includes the $65.0 million charge recorded in the second quarter relating to the change in methodology used by us in determining our allowance for doubtful accounts as described in the following paragraph. We experienced a decrease in collections in service areas that were closed or downsized due to our lack of physical presence in the service area. In fiscal
2000, we recorded charges of $3.0 million and $6.8 million recorded in the respective third and fourth quarters for uncollectible accounts in those service areas that were identified for closure or downsizing during those periods. Provisions charged to expense during fiscal 2001 include an additional $10.0 million charge recorded in the second quarter due to the determination of the ultimate uncollectibility of accounts relating to service areas identified for closure or downsizing in fiscal 2000. The fourth quarter of fiscal 2001 included charges totaling $16.2 million related to service areas identified for closure during that quarter as well as for other collectibility issues.

                                              JUNE 30,
                                      ------------------------
                                         2001          2000
                                      ---------      ---------
                                          (IN THOUSANDS)

     Balance at beginning of year     $  87,752      $  43,392
     Provision charged to expense       102,470        160,623
     Write-offs                        (124,993)      (116,263)
                                      ---------      ---------
     Balance at end of year           $  65,229      $  87,752
                                      =========      =========

     Provision for doubtful accounts was approximately $160.6 million for the year ended June 30, 2000 and approximately $102.5 million for the year ended June 30, 2001. Provision for doubtful accounts decreased from approximately 28.2% of total revenue for the year ended June 30, 2000 to approximately 20.3% of total revenue for the year ended June 30, 2001. Provision for doubtful accounts, excluding a $65.0 million provision taken in fiscal 2000 due to a change in method of estimation and $9.8 million of provisions taken in fiscal 2000 related to specific accounts deemed uncollectible in certain service areas being closed or downsized as part of our restructuring program, was approximately 15.1% of total revenue for the year ended June 30, 2000. Provision for doubtful accounts, excluding charges totaling $26.2 million discussed in the preceding paragraph , was approximately 15.1% of total revenue for the year ended June 30, 2001. The provision for doubtful accounts increased from approximately 19.6% of domestic ambulance service revenue for the year ended June 30, 2000 to approximately 20.0% of domestic ambulance service revenue for the year ended June 30, 2001, excluding the additional provisions discussed above. Net accounts receivable on non-integrated collection systems currently represent 13.3% of total net accounts receivable at June 30, 2001. We will continue to review the benefits and timing of integrating the remaining non-integrated billing centers.

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

     Amortization of intangibles decreased by approximately $1.3 million, or 14.9%, from approximately $8.7 million for the year ended June 30, 2000 to approximately $7.4 million for the year ended June 30, 2001. This decrease was the result of the write-off of approximately $22.3 million of goodwill in conjunction with the closure or downsizing of certain service areas during fiscal 2000. Amortization was approximately 1.5% of total revenue for the year ended June 30, 2000 and 2001, respectively. We anticipate that amortization expense (and, to a lesser extent, depreciation expense) will be reduced in fiscal 2002 as a result of the write-off of impaired assets in fiscal 2001 as discussed below.

     Other operating expenses increased approximately $14.3 million, or 11.2%, from approximately $127.7 million for the year ended June 30, 2000 to approximately $142.0 million for the year ended June 30, 2001. The increase is primarily due to additional general liability insurance reserves of $15.0 million as explained more fully in the following paragraph, $8.5 million related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries performed in the fourth quarter of fiscal 2001, the accrual of approximately $1.3 million related to a Medicare audit settlement and $1.0 million related to the write-off of amounts owed to us by a former owner. These amounts are offset by a decrease of approximately $6.4 million relating to closed service areas, as well as decreases in other operating expenses in existing service areas related to decreased transports. Other operating expenses increased from approximately 22.4% of total revenue for the year ended June 30, 2000 to approximately 28.0% of total revenue for the year ended June 30, 2001.

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

     In connection with the budgeting process for the fiscal year ending June 30, 2002, which was completed in the fourth quarter of fiscal 2001, we analyzed each cost center within our various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. We performed this analysis as a result of our expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to our domestic ambulance operations. This analysis considered the results of operations over the past year as well as HCFA's failure to implement the ambulance fee schedule as of January 1, 2001. The analysis with respect to our Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

     In order to assess recoverability, we estimated the related net future cash flows for each cost center and then compared the resulting undiscounted amounts to the carrying value of each cost center's long-lived assets (e.g., property and equipment and goodwill). It should be noted that property and equipment balances are specifically identified with each cost center. Additionally, goodwill is specifically identified with each cost center at the time of acquisition and, therefore, related allocations were not necessary for purposes of performing the impairment analysis.

     For those cost centers where estimated future net cash flows on an undiscounted basis were less than the related carrying amounts of the long-lived assets, an asset impairment was considered to exist. We measured the amount of the asset impairment for each such cost center by discounting the estimated future net cash flows using a discount rate of 18.5% and comparing the resulting amount to the carrying value of its long-lived assets. Based upon this analysis, the Company determined that asset impairment charges approximating $94.4 million were required for cost centers within our domestic and Argentine ambulance operations. The asset impairments were charged directly against the related asset balances. A summary of the related charge is as follows:

                                                        PROPERTY,
                                                        EQUIPMENT
                                             GOODWILL   AND OTHER    TOTAL
                                             --------   ---------    -----
                                                      (IN THOUSANDS)

     Domestic ambulance operations            $41,631    $ 6,419    $48,050
     Argentine ambulance operations            44,327      1,976     46,303
                                              -------    -------    -------
        Total                                 $85,958    $ 8,395    $94,353
                                              =======    =======    =======

     During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, all of whom were expected to leave the Company by the end of fiscal 2002, lease termination and other exit costs of $2.6 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $0.9 million, respectively, related to the impacted service areas. The asset impairments were charged directly against the related asset balances. The service areas selected for closure or downsizing generated revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001.

     During the third and fourth quarters of fiscal year ended June 30, 2000, we decided to close or downsize 26 service areas and in connection therewith, recorded restructuring and other charges totaling $34.0 million. These charges included $6.6 million to cover severance costs associated with the termination of approximately 300 employees, all of whom had been terminated by June 30, 2001, lease termination and other exit costs of $3.3 million, and asset impairment charges for goodwill and property and equipment of $22.3 million and $1.3 million, respectively. The asset impairments were charged directly against the related asset balances. The service areas selected for closure generated revenue of $38.7 million, operating losses of $3.7 million and negative cash flow of $1.0 million for the fiscal year ended June 30, 2000.

     A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows:

                                                          JUNE 30,
                                                  ------------------------
                                                    2001            2000
                                                  --------        --------
                                                       (IN THOUSANDS)

     Balance at beginning of year                 $  8,132        $  1,328
     Provision                                       9,091          34,047
     Payments/usage                                (11,054)        (27,243)
                                                  --------        --------
     Balance at end of year                       $  6,169        $  8,132
                                                  ========        ========

     During the fourth quarter of the fiscal year ended June 30, 2001, we sold our Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which is included in other assets in the consolidated balance sheet, requires monthly principal payments of $25,000 through April 2011. The sale resulted in a loss on disposal of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million for the fiscal year ended June 30, 2001.

     In November 2000, we learned that our exclusive 911 contract in Lincoln, Nebraska would not be renewed effective December 31, 2000 and in connection therewith, recorded a contract termination charge of $5.2 million. This charge included asset impairments for related goodwill and equipment totaling $4.3 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal 1995), $0.8 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease terminations and other exit costs. The asset impairments were charged directly against the related assets. The Lincoln contract generated revenue of $4.7 million, operating income of $0.4 million and cash flow of $0.5 million in fiscal 2000, its last full year of operations.

     In May 2001, we learned that our exclusive 911 contract in Arlington, Texas would not be renewed effective September 30, 2001 and in connection therewith, recorded a contract termination charge of $4.1 million. This charge included asset impairments for related goodwill and equipment of $3.9 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal
1997), $0.1 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease termination and other exit costs. The asset impairments were charged directly against the related assets. The Arlington contract generated revenue of $8.3 million, operating income of $0.1 million and cash flow of $0.5 million in fiscal 2001, its last full year of operations.

     Interest expense increased by approximately $4.1 million, or 15.8%, from approximately $25.9 million for the year ended June 30, 2000 to approximately $30.0 million for the year ended June 30, 2001. This increase was caused by higher than average debt balances during fiscal 2001, fees, and additional interest incurred in conjunction with various waiver agreements.

     Other expense increased by approximately $5.3 million from other income of $2.9 million in fiscal 2000 to other expense of $2.4 million in fiscal 2001. This increase was primarily attributable to a charge of $4.0 million relating to the put provisions contained in the joint venture agreement described in Note 3 to the consolidated financial statements.

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

     Based on the increasingly unpredictable nature of healthcare accounts receivable and the increasing costs to collect those receivables, we concluded that the process changes had not brought about the benefits anticipated. As a result, we changed our method of estimating our allowance for doubtful accounts effective October 1, 1999. Under our new method of estimation, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. We provide specific allowances based upon the age of the accounts receivable within each payer class and also provide for general allowances based upon historic collection rates within each payer class. Payer classes include Medicare, Medicaid, and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts in fiscal 2000, which is stated separately in the accompanying financial statements. We anticipate that this change will result in increases in our provision rate for doubtful accounts in future periods. During fiscal 2000, we continued to increase our focus on higher quality revenue by reducing the amount of non-emergency ambulance transports in selected service areas and continued previously implemented initiatives to maximize the collection of our accounts receivable. Also, during the fiscal year ended June 30, 2000, we recorded additional provisions for doubtful accounts of $9.8 million related to specific accounts deemed uncollectible in certain service areas that are being closed or downsized as part of our restructuring program.

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

     Amortization of intangibles decreased by approximately $0.5 million, or 5.4%, from approximately $9.2 million for the year ended June 30, 1999 to approximately $8.7 million for the year ended June 30, 2000. This decrease was the result of the write-off of approximately $22.3 million of goodwill in conjunction with closure or downsizing of certain service areas during fiscal 2000. Amortization decreased from approximately 1.6% of total revenue for the year ended June 30, 1999 to approximately 1.5% of total revenue for the year ended June 30, 2000.

     Other operating expenses increased approximately $29.0 million, or 29.4%, from $98.7 million for the year ended June 30, 1999 to approximately $127.7 million for the year ended June 30, 2000. Of the approximate $29.0 million increase, approximately $3.9 million was attributable to the accrual of proposed settlements relating to a Medicare investigation and certain Medicaid audits, approximately $4.1 million related to the write-off capitalized acquisition costs, costs relating to the closure of the vehicle refurbishment center and other asset write-offs, approximately $1.1 million related to restructuring consultants and attorneys representing both us and our lenders in connection with resolving the violation of certain financial covenants contained in the Company's revolving credit agreement, approximately $2.9 million related to the write-off of two investments, approximately $2.0 million was attributable to operations in services areas with newly acquired contracts, approximately $4.2 million was attributable to the operation of a company that was acquired in the third quarter of fiscal 1999, approximately $3.8 million was attributable to additional insurance expense related primarily to general liability claims, approximately $1.8 million was attributable to the write-off of impaired assets, and approximately $1.7 million was attributable to an increase in domestic fuel costs. Other operating expenses increased from approximately 17.6% of total revenue for the year ended June 30, 1999 to approximately 22.4% of total revenue for the year ended June 30, 2000. The increased service utilization in our Argentine operations also contributed to the increase in operating expenses as a percentage of total revenue.

     During the third and fourth quarters of fiscal year ended June 30, 2000, we decided to close or downsize 26 service areas and in connection therewith, recorded restructuring and other charges totaling $34.0 million. These charges included $6.6 million to cover severance costs associated with the termination of approximately 300 employees, all of whom had been terminated by June 30, 2001, lease termination and other exit costs of $3.3 million, and asset impairment charges for goodwill and property and equipment of $22.3 million and $1.3 million, respectively. The asset impairments were charged directly against the related asset balances. The service areas selected for closure generated revenue of $38.7 million, operating losses of $3.7 million and negative cash flow of $1.0 million for the fiscal year ended June 30, 2000.

     During the first quarter of the fiscal year ended June 30, 1999, we recorded a $2.5 million charge to cover severance payments to certain members of senior management all of whom had been terminated by June 30, 1999.

     A summary of activity in the Company's restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows:

                                                          JUNE 30,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------
                                                       (IN THOUSANDS)

     Balance at beginning of year                 $  1,328        $  5,407
     Provision                                      34,047           2,500
     Payments/usage                                (27,243)         (6,579)
                                                  --------        --------
     Balance at end of year                       $  8,132        $  1,328
                                                  ========        ========

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

     The cumulative effect of a change in accounting principle resulted in a $541,000 approximate charge (net of tax benefit of approximately $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 2001 and 2000. The operating results of any quarter are not necessarily indicative of results of any future period.

                              SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,    SEPT. 30,     DEC. 31,     MAR. 31,     JUNE 30,
                                 1999      1999(1)      2000(2)      2000(3)       2000        2000(4)      2001(5)      2001(6)
                              ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
(IN THOUSANDS, EXCEPT PER
  SHARE AMOUNTS)
Revenue:
  Ambulance service .......   $ 116,897   $ 121,109    $ 119,902    $ 109,833    $ 101,742    $ 100,202    $ 101,923    $  98,966
  Fire protection .........      13,063      14,551       14,981       14,954       15,724       15,140       15,364       15,345
  Other revenue ...........      11,240      11,447       11,515       10,582       10,772        9,867        9,435        9,836
                              ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Total revenue ...........     141,200     147,107      146,398      135,369      128,238      125,209      126,722      124,147
  Operating income (loss) .       9,581     (57,978)     (18,002)     (42,921)       3,213      (13,770)     (16,034)    (165,862)
  Net income (loss) .......       1,884     (42,386)     (16,615)     (44,156)      (4,085)     (21,574)     (23,646)    (177,426)
Diluted earnings (loss) per
  share ...................   $    0.13   $   (2.91)   $   (1.14)   $   (3.02)   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)
                              =========   =========    =========    =========    =========    =========    =========    =========

----------

(1) In the second quarter of fiscal 2000, we recorded a $65.0 million additional provision for doubtful accounts related to a change in our method of estimating doubtful accounts.

(2) In the third quarter of fiscal 2000, we recorded restructuring and other charges of approximately $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and a $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(3) In the fourth quarter fiscal 2000, we recorded restructuring and other charges of approximately $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead, a $12.2 million charge to establish reserves for both reported and unreported workers compensation claims and a $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(4) In the second quarter of fiscal 2001, we recorded a $10.0 million additional provision for doubtful accounts related to the uncollectibility of receivables in service areas closed in fiscal 2000. We also recorded a $5.2 million approximate charge related to the loss of an exclusive 911 contract in Lincoln Nebraska.

(5) In the third quarter of the fiscal 2001, we recorded a $5.0 million charge related to increased claims experience in workers compensation. Additionally we recorded a $15.0 million charge for increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported.

(6) In the fourth quarter of fiscal 2001, we recorded additional provisions for doubtful accounts of $16.2 million, $94.4 million of asset impairment charges, $9.4 million related to the disposition of clinic operations in Argentina, $9.1 million of restructuring and other charges, a $4.1 million charge related to the loss of an exclusive 911 contract in Arlington Texas, $5.4 million related to increased claim estimates on employee health insurance, $3.0 million related to the accrual of paid time off for field personnel, $8.4 million related to inventory write-offs, $1.3 million related to Medicare audit, $1.0 million related to write-off of amounts due from former seller, $8.5 million related to asset write-offs and reserve adjustments at our various Argentine subsidiaries, $3.1 million of other asset write-offs, and $4.0 million related to the put provisions contained in a joint venture agreement.

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

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY.

     The ambulance service industry is highly competitive. Ambulance and general transport service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities consider the following factors in awarding a contract:

     *    quality of medical care,

     *    historical response time performance,

     *    customer service,

     *    financial stability, and

     *    personnel policies and practices.

     * We currently compete with the following entities to provide ambulance services:

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

                             /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
  October 12, 2001

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                                                              2001         2000
                                                                            ---------    ---------
                                                                                (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash ....................................................................   $   8,699    $  10,287
Accounts receivable, net of allowance for doubtful accounts of $65,229
  and $87,752 respectively ..............................................     103,260      143,905
Inventories .............................................................      13,173       19,070
Prepaid expenses and other ..............................................       5,192        6,552
                                                                            ---------    ---------
          Total current assets ..........................................     130,324      179,814
PROPERTY AND EQUIPMENT, net .............................................      57,999       85,919
INTANGIBLE ASSETS, net ..................................................      92,424      207,200
OTHER ASSETS ............................................................      17,787       18,284
                                                                            ---------    ---------
                                                                            $ 298,534    $ 491,217
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable ........................................................   $  12,915    $  16,135
Accrued liabilities .....................................................      96,340       57,087
Current portion of long-term debt .......................................     294,439      299,104
                                                                            ---------    ---------
          Total current liabilities .....................................     403,694      372,326
LONG-TERM DEBT, net of current portion ..................................       1,286        2,850
NON-REFUNDABLE SUBSCRIPTION INCOME ......................................      15,701       14,989
OTHER LIABILITIES .......................................................          --          101
                                                                            ---------    ---------
          Total liabilities .............................................     420,681      390,266
                                                                            ---------    ---------
MINORITY INTEREST .......................................................       8,379        5,360
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued at June 30, 2001 and 2000.......................................
Common stock, $.01 par value, 23,000,000 shares authorized,
  14,899,920 and 14,626,336 shares outstanding at June 30, 2001 and
  2000, respectively ....................................................         152          149
Additional paid-in capital ..............................................     137,948      137,603
Accumulated deficit .....................................................    (267,401)     (40,670)
Cumulative translation adjustment .......................................          14         (252)
Treasury stock, at cost, 149,456 shares at June 30, 2001 and 2000 .......      (1,239)      (1,239)
                                                                            ---------    ---------
          Total stockholders' equity (deficit) ..........................    (130,526)      95,591
                                                                            ---------    ---------
                                                                            $ 298,534    $ 491,217
                                                                            =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                   2001         2000         1999
                                                                                ---------    ---------    ---------
                                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUE
   Ambulance services .......................................................   $ 402,833    $ 467,741    $ 467,632
   Fire protection services .................................................      61,573       57,549       50,490
   Other ....................................................................      39,910       44,784       43,244
                                                                                ---------    ---------    ---------
         Total net revenue ..................................................     504,316      570,074      561,366
                                                                                ---------    ---------    ---------
OPERATING EXPENSES
   Payroll and employee benefits ............................................     301,055      323,285      297,341
   Provision for doubtful accounts ..........................................     102,470       95,623       81,227
   Provision for doubtful accounts-- change in accounting estimate ..........          --       65,000           --
   Depreciation .............................................................      21,809       25,009       24,222
   Amortization of intangibles ..............................................       7,352        8,687        9,166
   Other operating expenses .................................................     142,009      127,743       98,739
   Asset impairment charges .................................................      94,353           --           --
   Loss on disposition of clinic operations .................................       9,374           --           --
   Contract termination costs and related asset impairment ..................       9,256           --           --
   Restructuring charge and other ...........................................       9,091       34,047        2,500
                                                                                ---------    ---------    ---------
         Total expenses .....................................................     696,769      679,394      513,195
                                                                                ---------    ---------    ---------
OPERATING INCOME (LOSS) .....................................................    (192,453)    (109,320)      48,171
Interest expense, net .......................................................      30,001       25,939       21,406
Other .......................................................................       2,402       (2,890)          70
                                                                                ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..................................    (224,856)    (132,369)      26,695

PROVISION FOR (BENEFIT FROM) INCOME TAXES ...................................       1,875      (32,837)      11,231
                                                                                ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE ..............................................    (226,731)     (99,532)      15,464

EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE SERVICE
LICENSES (NET OF INCOME TAXES) ..............................................          --       (1,200)          --

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF AN
INCOME TAX BENEFIT OF $392) .................................................          --         (541)          --
                                                                                ---------    ---------    ---------
NET INCOME (LOSS) ...........................................................   $(226,731)   $(101,273)   $  15,464
                                                                                =========    =========    =========
INCOME (LOSS) PER SHARE
   Basic--
     Income (loss) before extraordinary loss and cumulative effect of
      a change in accounting principle ......................................   $  (15.38)   $   (6.82)   $    1.07
     Extraordinary loss on expropriation of Canadian ambulance service
      licenses ..............................................................          --        (0.08           --
     Cumulative effect of a change in accounting principle ..................          --        (0.04)          --
                                                                                ---------    ---------    ---------
Net income (loss) ...........................................................   $  (15.38)   $   (6.94)   $    1.07
                                                                                =========    =========    =========
   Diluted--
     Income (loss) before extraordinary loss and cumulative effect of
      a change in accounting principle ......................................   $  (15.38)   $   (6.82)   $    1.06
     Extraordinary loss on expropriation of Canadian ambulance service
      licenses ..............................................................          --        (0.08           --
     Cumulative effect of a change in accounting principle ..................          --        (0.04)          --
                                                                                ---------    ---------    ---------
Net income (loss) ...........................................................   $  (15.38)   $   (6.94)   $    1.06
                                                                                =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC .................................      14,744       14,592       14,447
                                                                                =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING--DILUTED ...............................      14,744       14,592       14,638
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

                             RURAL/METRO CORPORATION

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR
                  THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                        RETAINED
                                                          ADDITIONAL    EARNINGS                  CUMULATIVE
                                       PREFERRED  COMMON   PAID-IN    (ACCUMULATED    DEFERRED    TRANSLATION  TREASURY
                                         STOCK    STOCK    CAPITAL      DEFICIT)    COMPENSATION  ADJUSTMENT    STOCK       TOTAL
                                         -----    -----    -------      --------    ------------  ----------    -----       -----
(IN THOUSANDS)
BALANCE, June 30, 1998 .............               $144   $ 134,078    $  45,139       $(349)        $  --     $(1,239)   $ 177,773
  Issuance of 430,829 shares of
   common stock ....................         --       4       3,706           --          --            --          --        3,710
  Tax benefit related to the
   exercise of nonqualified stock
   options and vesting of stock
   grants ..........................         --      --           8           --          --            --          --            8
  Amortization of deferred
   compensation ....................         --      --          --           --         349            --          --          349
   Cumulative translation
    adjustment .....................                 --          --           --          --          (465)         --         (465)
Net income .........................         --      --          --       15,464          --            --          --       15,464
                                       --------    ----   ---------    ---------       -----         -----     -------    ---------

BALANCE, June 30, 1999 .............         --     148     137,792       60,603          --          (465)     (1,239)     196,839
  Issuance of 121,828 shares of
   common stock ....................         --       1         654           --          --            --          --          655
   Cancellation of shares
   previously issued in acquisitions         --      --        (843)          --          --            --          --         (843)
  Change in cumulative
   translation adjustment due to
   expropriation of Canadian
   ambulance service licenses ......         --      --          --           --          --           173          --          173
   Cumulative translation
    adjustment .....................         --      --          --           --          --            40          --           40
Net loss ...........................         --      --          --     (101,273)         --            --          --     (101,273)
                                       --------    ----   ---------    ---------       -----         -----     -------    ---------

BALANCE, June 30, 2000 .............         --     149     137,603      (40,670)         --          (252)     (1,239)      95,591
  Issuance of 273,584 shares of
   common stock ....................         --       3         345           --          --            --          --          348
  Cumulative translation
   adjustment ......................         --      --          --           --          --           266          --          266
Net loss ...........................         --      --          --     (226,731)         --            --          --     (226,731)
                                       --------    ----   ---------    ---------       -----         -----     -------    ---------

BALANCE, June 30, 2001 .............   $     --    $152   $ 137,948    $(267,401)      $  --         $  14     $(1,239)   $(130,526)
                                       ========    ====   =========    =========       =====         =====     =======    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                                  2001         2000         1999
                                                                                ---------    ---------    ---------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .........................................................     $(226,731)   $(101,273)   $  15,464
Adjustments to reconcile net income (loss) to cash provided by (used in)
  operating activities--
  Write-off of assets included in restructuring charge ....................         4,092       28,873           --
  Write-off of assets included in contract termination ....................         8,086           --           --
  Write-off of other impaired assets ......................................        94,353           --           --
  Loss on disposition of clinic operations ................................         9,374           --           --
  Extraordinary loss ......................................................            --        1,200           --
  Cumulative effect of a change in accounting principle ...................            --          541           --
  Depreciation and amortization ...........................................        29,161       33,696       33,388
  Amortization of deferred compensation ...................................            --           --           80
  Amortization of gain on sale of real estate .............................          (101)        (104)        (103)
  (Gain) loss on sale of property and equipment ...........................          (326)         (80)         143
  Provision for doubtful accounts .........................................       102,470      160,623       81,227
  Undistributed earnings (loss) of minority shareholder ...................         3,019       (2,890)          70
  Amortization of discount on Senior Notes ................................            26           26           26
Change in assets and liabilities, net of effect of businesses acquired--
  Increase in accounts receivable .........................................       (62,099)    (119,219)    (112,030)
  (Increase) decrease in inventories ......................................         5,811       (3,370)      (3,244)
  Decrease in prepaid expenses and other ..................................         1,147        2,501        2,335
  Increase (decrease) in accounts payable .................................        (2,654)      (1,669)       2,692
  Increase (decrease) in accrued liabilities and other liabilities ........        39,013         (889)      (3,030)
  Increase in nonrefundable subscription income ...........................           712           80        1,227
  Increase (decrease) in deferred income taxes ............................            --       (9,438)       3,702
                                                                                ---------    ---------    ---------
      Net cash provided by (used in) operating activities .................         5,353      (11,392)      21,947
                                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) on revolving credit facility, net .................        (3,765)      33,307       27,500
Repayment of debt and capital lease obligations ...........................        (2,773)      (5,704)      (7,794)
Borrowings under capital lease obligations ................................           283           --           --
Issuance of common stock ..................................................           348          655        1,785
                                                                                ---------    ---------    ---------
       Net cash provided by (used in) financing activities ................        (5,907)      28,258       21,491
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for businesses acquired .........................................            --           --      (12,665)
Proceeds from the expropriation of Canadian ambulance services licenses ...            --        2,191           --
Net proceeds from the disposition of clinic operations ....................            28           --           --
Capital expenditures ......................................................        (5,774)     (17,131)     (24,485)
Proceeds from the sale of property and equipment ..........................         1,969        1,300          403
(Increase) decrease in other assets .......................................         2,477         (159)      (5,557)
                                                                                ---------    ---------    ---------
       Net cash used in investing activities ..............................        (1,300)     (13,799)     (42,304)
                                                                                ---------    ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...................................           266           40         (465)
                                                                                ---------    ---------    ---------
INCREASE (DECREASE) IN CASH ...............................................        (1,588)       3,107          669
CASH, beginning of year ...................................................        10,287        7,180        6,511
                                                                                ---------    ---------    ---------
CASH, end of year .........................................................     $   8,699    $  10,287    $   7,180
                                                                                =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Fair market value of stock issued to employee benefit plan ................     $      --    $      --    $   1,933
                                                                                =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                     2001         2000         1999
                                                   ---------    ---------    ---------
                                                             (IN THOUSANDS)
NET INCOME (LOSS) ..............................   $(226,731)   $(101,273)   $  15,464
   Foreign currency translation adjustments ....        266           40         (465)
                                                   ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS) ....................   $(226,465)   $(101,233)   $  14,999
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

     The Company has been in discussions with the revolving credit facility lenders ("Lenders") and has obtained waivers of covenant compliance through December 3, 2001. The waiver covers the representations and warranties related to no material adverse changes as well as the following financial covenants: the total debt leverage ratio, the total debt to total capitalization ratio and the fixed charge coverage ratio. The waiver stipulates that no additional borrowings will be available through the end of the waiver period. In addition, the waiver (as amended through December 3, 2001) requires the Company (i) to engage certain financial advisors, (ii) to meet certain benchmarks for projected cash balances and expenditures, (iii) maintain positive consolidated operating income net of restructuring charges, (iv) to reduce the outstanding balance on the revolving credit facility by $1,250,000 no later than October 31, 2001 and (v) to reduce the outstanding balance on the revolving credit facility upon the attainment of certain cash balance thresholds. There is no assurance that the Company is in compliance with all of the conditions of the waiver. The Company has discussed with the Lenders its failure to maintain positive operating income (net of restructuring charges), at June 30, 2001, as required under the waiver and the Lenders have not asserted that the Company has failed to comply with any requirements under the waiver. Although the Company believes no Event of Default

                             RURAL/METRO CORPORATION
is continuing either under the terms of the revolving credit facility (as a result of the waiver agreement) or the Company's $150 million 7 7/8% Senior Notes due 2008 (the Notes), and although there has been no acceleration of the repayment of the revolving credit facility or the Notes, the entire balance of these instruments has been reclassified as a current liability in the accompanying financial statements at June 30, 2001 and 2000.

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

     REVENUE RECOGNITION

Ambulance service fees are recorded net of Medicare, Medicaid and other reimbursement limitations and recognized when services are provided. During the years ended June 30, 2001, 2000 and 1999, the Company derived approximately 25%, 23% and 24%, respectively, of its net ambulance fee collections from Medicare and 11%, 11% and 10%, respectively, from Medicaid. The reimbursement process is complex and can involve lengthy delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. Although the Company recognizes revenue when the services are provided, there can be lengthy delays before reimbursement is received. The Company has from time to time experienced delays in receiving reimbursements from third-party payers. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable or because additional supporting documentation is necessary. Retroactive adjustments can change amounts realized from third-party payers. Delays and uncertainties in the reimbursement process adversely affect the Company's level of accounts receivable and may adversely affect the Company's working capital. The Company establishes an allowance for doubtful accounts based on credit risk applicable to certain types of payers, historical trends and other relevant information. This allowance is examined on a quarterly basis and revised based on changes in circumstances surrounding the collectibility of receivables.

                             RURAL/METRO CORPORATION

     Provision for doubtful accounts is recorded for the expected difference between net ambulance service fees and amounts actually collected. The continuing efforts of third-party payers to control expenditures for health care could affect the revenue, cash flows, accounts receivable realization and profitability of the Company.

     A summary of activity in the Company's allowance for doubtful accounts during the fiscal years ended June 30, 2001, 2000 and 1999 is as follows. The provision charged to expense during fiscal 2000 includes the $65.0 million charge recorded in the second quarter relating to the change in methodology used by the Company in determining its allowance for doubtful accounts as described in the following paragraph. The Company experienced a decrease in collections in service areas that were closed or downsized due to the Company's lack of physical presence in the service area. In fiscal 2000, the Company recorded charges of $3.0 million and $6.8 million recorded in the respective third and fourth quarters for uncollectible accounts in those service areas that were identified for closure or downsizing during those periods. Provisions charged to expense during fiscal 2001 include an additional $10.0 million charge recorded in the second quarter due to the determination of the ultimate uncollectibility of accounts relating to service areas identified for closure or downsizing in fiscal 2000. The fourth quarter of fiscal 2001 included charges totaling $16.2 million related to service areas identified for closure during that quarter as well as for other collectibility issues.

                                            JUNE 30,
                               -----------------------------------
                                 2001         2000         1999
                               ---------    ---------    ---------
                                          (IN THOUSANDS)

Balance at beginning of year   $  87,752    $  43,392    $  69,552
Provision charged to expense     102,470      160,623       81,227
Write-offs                      (124,993)    (116,263)    (107,387)
                               ---------    ---------    ---------
Balance at end of year         $  65,229    $  87,752    $  43,392
                               =========    =========    =========

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

     In August of 1997, then President Clinton signed the "Balanced Budget Act of 1997" (BBA). The BBA provided for certain changes to the Medicare reimbursement system, including the development and implementation of a prospective fee schedule by January 2000 for ambulance services provided to Medicare beneficiaries. The BBA mandated that this fee schedule be developed through a negotiated rulemaking process between HCFA/CMS and ambulance service providers and must consider the following: (i) data from industry and other organizations involved in the delivery of ambulance services; (ii) mechanisms to control increases in expenditures for ambulance services; (iii) appropriate regional and operational differences; (iv) adjustments to payment rates to account for inflation and other relevant factors; and (v) the phase-in of payment rates under the fee schedule in an efficient and fair manner. Charges for ambulance services provided during calendar years 1998, 1999, and 2000 were increased by the Consumer Price Index less one percentage point. The BBA

                             RURAL/METRO CORPORATION
required that ambulance service providers accept assignment of payment directly from Medicare and accept such amount, along with the co-pay and deductible paid by the patient, as payment in full. The BBA also stipulated that individual states may now elect not to provide payment for cost sharing for coinsurance, or co-payments, for dual-qualified (Medicare and Medicaid) beneficiaries.

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

     EARNINGS PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted EPS computations for the years ended June 30, 2001, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                  2001                                  2000                                    1999
                  -----------------------------------    -----------------------------------    ------------------------------------
                    LOSS         SHARES     PER SHARE     INCOME       SHARES      PER SHARE     INCOME        SHARES      PER SHARE
                 (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR) (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)    AMOUNT
                  ---------    -----------  ---------    ---------   -----------   ---------    ---------    -----------   ---------
Basic EPS .....   $(226,731)      14,744    $  (15.38)   $(101,273)      14,592    $   (6.94)   $  15,464        14,447    $    1.07
                                            =========                              =========                               =========
Effect of stock
options .......          --           --                        --           --                        --           191           --
                  ---------    ---------    ---------    ---------    ---------    ---------    ---------     ---------    ---------
Diluted EPS ...   $(226,731)      14,744    $  (15.38)   $(101,273)      14,592    $   (6.94)   $  15,464        14,638    $    1.06
                  =========    =========    =========    =========    =========    =========    =========     =========    =========

     As a result of anti-dilutive effects, approximately 169,000 and 39,000 common stock equivalents were not included in the computation of diluted loss per share for the years ended June 30, 2001 and 2000, respectively.

     FOREIGN CURRENCY TRANSLATION

     Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local

                             RURAL/METRO CORPORATION
currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. During the year ended June 30, 2000, the Company recognized a $173,000 translation adjustment as a component of the extraordinary loss on the expropriation of Canadian ambulance service licenses.

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

     INTANGIBLE ASSETS

     Intangible assets include costs in excess of the fair value of net assets of businesses acquired (goodwill) of approximately $91,298,000 and $205,913,000 and covenants not to compete of approximately $1,026,000 and $1,117,000 at June 30, 2001 and 2000, respectively. Costs in excess of the fair value of net assets acquired are amortized over twenty-five to thirty-five years using the straight-line method. Covenants not to compete are amortized using the straight-line method over the term of the related agreements, generally three to five years. Accumulated amortization of these intangible assets was approximately $20,292,000 and $28,577,000 at June 30, 2001 and 2000,
respectively.

                             RURAL/METRO CORPORATION

     A summary of activity in the Company's intangible asset balance is as follows:

                                                                            JUNE 30,
                                                                      ----------------------
                                                                        2001         2000
                                                                      ---------    ---------
                                                                           (IN THOUSANDS)
Balance at beginning of year                                          $ 207,200    $ 240,360
Amortization expense                                                     (7,352)      (8,687)
Asset impairments (See Note 2)                                          (85,958)          --
Write-offs related to:
  Restructuring of operations (See Note 2)                               (4,092)     (22,250)
  Contract terminations (See Note 2)                                     (8,086)          --
  Disposition of Argentine clinic operations  (See Note 2)               (9,313)          --
  Expropriation of Canadian ambulance service licenses (See Note 2)          --       (2,752)
Other                                                                        25          529
                                                                      ---------    ---------
Balance at end of year                                                $  92,424    $ 207,200
                                                                      =========    =========

     LONG-LIVED ASSETS

     The Company reviews the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the related carrying value may not be fully recoverable from future operations. These reviews are generally performed at the cost center level; cost centers represent the individual operating units within a given service area for which separately identifiable cash flow information is available. In performing its impairment analysis, the Company compares the carrying value of the long-lived assets for each applicable cost center to the estimated, undiscounted future cash flows associated with the cost center. In cases where the estimated, undiscounted future cash flows are less than the related carrying value of the cost center's long-lived assets, an impairment loss is recognized for the amount by which such carrying value exceeds the estimated fair value of such assets. The estimated fair value is determined based on the present value of the cost center's estimated future cash flows discounted at a rate commensurate with the risks involved.

     ACCRUED LIABILITIES

     Included in accrued liabilities is approximately $11,397,000 and $11,264,000 for salaries, wages and related payroll expenses, approximately
$19,715,000 and $3,171,000 for general liability claims and approximately $14,944,000 and $11,315,000 for workers compensation claims at June 30, 2001 and 2000, respectively.

     GENERAL LIABILITY AND WORKERS' COMPENSATION PROGRAMS

     The Company retains certain levels of exposure with respect to its general liability and workers' compensation programs and purchases excess coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for both reported and incurred but not reported claims within its level of retention based on currently available information as well as its historical experience in settling claims. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

                             RURAL/METRO CORPORATION

     A summary of activity in the Company's general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheets, is as follows:

                                           JUNE 30,
                               --------------------------------
                                 2001        2000        1999
                               --------    --------    --------
                                       (IN THOUSANDS)

Balance at beginning of year   $  3,171    $  2,081    $  2,530
Provision charged to expense     22,326       6,146       3,218
Claim payments charged
   against the claim reserve     (5,782)     (5,056)     (3,667)
                               --------    --------    --------
Balance at end of year         $ 19,715    $  3,171    $  2,081
                               ========    ========    ========

     Provisions charged to expense during fiscal 2000 included a charge of $3.8 million in the fourth quarter for increases in estimated settlement amounts for reported claims. The rising cost of claims as well as the cost of related litigation prompted the Company to perform a comprehensive review of detailed information from external advisors, historical settlement information and open claims during the third quarter of fiscal 2001. As a result of this review, the Company recorded a charge of $15.0 million for increases in its reserves for reported claims as well as to establish reserves for claims incurred but not reported. The Company engaged independent actuaries to assist with its evaluation of the adequacy of its general liability claim reserves as of June 30, 2001.

     A summary of activity in the Company's workers' compensation claim reserves, which are included in accrued liabilities in the consolidated balance sheets, is as follows:

                                           JUNE 30,
                               --------------------------------
                                 2001        2000        1999
                               --------    --------    --------
                                        (IN THOUSANDS)

Balance at beginning of year   $ 11,315    $    132    $    570
Provision charged to expense     11,832      18,941       4,929
Claim payments charged
   against the claim reserve     (8,203)     (7,758)     (5,367)
                               --------    --------    --------
Balance at end of year         $ 14,944    $ 11,315    $    132
                               ========    ========    ========

     In connection with the Company's restructuring activities, an increase in the volume of workers compensation claims was noted. Provisions charged to expense during fiscal 2000 included a charge of $12.2 million in the fourth quarter to establish reserves for both reported and incurred but not reported claims. The Company had previously expensed the cost of its workers' compensation program as related payments were made, and the Company believes that this method approximates the accrual method. Provisions charged to expense during fiscal 2001 included a charge of $5.0 million in the third quarter for increases in reserves for unreported claims based on updated information received from the Company's third party claims administrator, which indicated that larger loss development factors were necessary for purposes of estimating the related exposure. The Company engaged independent actuaries to assist with its evaluation of the adequacy of its workers' compensation claim reserves as of June 30, 2001.

                             RURAL/METRO CORPORATION

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

                             RURAL/METRO CORPORATION

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

(2)  ASSET IMPAIRMENTS, RESTRUCTURING AND OTHER CHARGES

     ASSET IMPAIRMENTS

     In connection with the budgeting process for the fiscal year ending June 30, 2002, which was completed in the fourth quarter of fiscal 2001, the Company analyzed each cost center within its various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. The Company performed this analysis as a result of its expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to its domestic ambulance operations. This analysis considered the results of operations over the past year as well as HCFA's failure to implement the ambulance fee schedule as of January 1, 2001. The analysis with respect to the Company's Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

     In order to assess recoverability, the Company estimated the related net future cash flows for each cost center and then compared the resulting undiscounted amounts to the carrying value of each cost center's long-lived assets (e.g., property and equipment and goodwill). It should be noted that property and equipment balances are specifically identified with each cost center. Additionally, goodwill is specifically identified with each cost center at the time of acquisition and, therefore, related allocations are not necessary for purposes of performing the impairment analysis.

     For those cost centers where estimated future net cash flows on an undiscounted basis were less than the related carrying amounts of the long-lived assets, an asset impairment was considered to exist. The Company measured the amount of the asset impairment for each such cost center by discounting its estimated future net cash flows using a discount rate of 18.5% and comparing the resulting amount to the carrying value of its long-lived assets. Based upon this analysis, the Company determined that asset impairment charges approximating $94.4 million were required for cost centers within its domestic and Argentine ambulance operations. The asset impairments were charged directly against the related asset balances. A summary of the related charge is as follows:

                             RURAL/METRO CORPORATION

                                              PROPERTY,
                                              EQUIPMENT
                                  GOODWILL    AND OTHER     TOTAL
                                  --------    ---------    -------
                                           (IN THOUSANDS)

Domestic ambulance operations      $41,631     $ 6,419     $48,050
Argentine ambulance operations      44,327       1,976      46,303
                                   -------     -------     -------
   Total                           $85,958     $ 8,395     $94,353
                                   =======     =======     =======

     RESTRUCTURING AND OTHER CHARGES

     Restructuring and Other Charges - During the fourth quarter of the fiscal year ended June 30, 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges in accordance with EITF 94-3 and other related charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, all of whom were expected to leave by the end of fiscal 2002, lease termination and other exit costs of $2.4 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $1.1 million, respectively, related to the impacted service areas. The asset impairments were charged directly against the related asset balances. The service areas selected for closure or downsizing generated revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001.

     The components of the charge and the remaining accrual at June 30, 2001, are as follows:

                                 CHARGE                       BALANCE AT
                                RECORDED         USAGE      JUNE 30, 2001
                                --------        -------     -------------
Severance costs                  $ 1,475        $   (11)       $ 1,464
Lease termination costs            2,371            (14)         2,357
Write-off of intangible assets     4,092         (4,092)            --
Write-off of impaired assets
  and other costs                  1,153            (52)         1,101
                                 -------        -------        -------

                                 $ 9,091        $(4,169)       $ 4,922
                                 =======        =======        =======

     During the third and fourth quarters of fiscal year ended June 30, 2000, the Company decided to close or downsize 26 service areas and in connection therewith, recorded restructuring charges in accordance with EITF 94-3 and other related charges totaling $34.0 million. These restructuring charges included $6.6 million to cover severance costs associated with the termination of approximately 300 employees, all of whom had left the Company by June 30, 2001, lease termination and other exit costs of $3.3 million, and asset impairment charges for goodwill and property and equipment of $22.3 million and $1.9 million, respectively. The asset impairments were charged directly against the related asset balances. The service areas selected for closure generated revenue of $38.7 million, operating losses of $3.7 million and negative cash flow of $1.0 million for the fiscal year ended June 30, 2000.

                             RURAL/METRO CORPORATION

     The components of the charge and the remaining accrual at June 30, 2001, are as follows:

                            CHARGE   FISCAL 2000    BALANCE AT   FISCAL 2001              BALANCE AT
                           RECORDED     USAGE     JUNE 30, 2000     USAGE      OTHER    JUNE 30, 2001
                           --------   --------    -------------   --------    --------  -------------
Severance costs            $  6,621   $ (3,092)      $  3,529     $ (4,520)   $  1,361     $    370
Lease termination costs       3,299        (52)         3,247       (1,057)     (1,313)         877
Write-off of intangible
  assets                     22,250    (22,250)            --           --                       --
Write-off of impaired
  assets and other costs      1,877       (521)         1,356       (1,308)        (48)          --
                           --------   --------       --------     --------    --------     --------

                           $ 34,047   $(25,915)      $  8,132     $ (6,885)   $     --     $  1,247
                           ========   ========       ========     ========    ========     ========

     During the first quarter of the fiscal year ended June 30, 1999, the Company recorded a $2.5 million charge to cover severance payments to certain members of senior management all of whom had left the Company by June 30, 1999.

     LOSS ON DISPOSAL OF CLINIC OPERATIONS - During the fourth quarter of the fiscal year ended June 30, 2001, the Company sold its Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which is included in other assets in the consolidated balance sheet, requires monthly principal payments of $25,000 through April 2011. The sale resulted in a loss on disposal of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million for the fiscal year ended June 30, 2001.

     CONTRACT TERMINATIONS AND RELATED ASSET IMPAIRMENTS - In November 2000, the Company learned that its exclusive 911 contract in Lincoln, Nebraska would not be renewed effective December 31, 2000 and in connection therewith, recorded a contract termination charge of $5.2 million. This charge included asset impairments for related goodwill and equipment totaling $4.3 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal
1995), $0.8 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease terminations and other exit costs. The asset impairments were charged directly against the related assets. The Lincoln contract generated revenue of $4.7 million, operating income of $0.4 million and cash flow of $0.5 million in fiscal 2000, its last full year of operations.

     In May 2001, the Company learned that its exclusive 911 contract in Arlington, Texas would not be renewed effective September 30, 2001 and in connection therewith, recorded a contract termination charge of $4.1 million. This charge included asset impairments for related goodwill and equipment of $3.9 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal 1997), $0.1 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease termination and other exit costs. The asset impairments were charged directly against the related assets. The Arlington contract generated revenue of $8.3 million, operating income of $0.1 million and cash flow of $0.5 million in fiscal 2001 its last full year of operations.

     EXPROPRIATION OF CANADIAN AMBULANCE SERVICE LICENSES - During the fiscal year ended June 30, 2000, the Company recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). The Company received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

                             RURAL/METRO CORPORATION

(3)  BUSINESS DEVELOPMENT ACTIVITIES

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

     The joint venture agreement allowed the minority partner to "put" his interest in the joint venture to the Company. The Company then had the option to delay its purchase of the minority partner's interest for a period of one year. During the second quarter of the fiscal year ended June 30, 2001, the minority partner elected to exercise the put option and the Company exercised its right to delay purchasing the minority partner's interest until the second quarter of the fiscal year ending June 30, 2002. During the remainder of the fiscal year ended June 30, 2001, the Company negotiated with its minority partner regarding the purchase price of the minority partner's interest. During the fourth quarter of the fiscal year ended June 30, 2001, the Company determined that, based on the provisions of the joint venture agreement and negotiations with the minority partner, the anticipated purchase price for the minority interest would approximate $5.1 million. The Company included the goodwill of the joint venture in the asset impairment charge described in Note 2. The Company had recorded a net liability to the minority partner totaling $1.1 million and, therefore, a charge of approximately $4.0 million was recorded in the fourth quarter of the fiscal year ended June 30, 2001 relating to the anticipated purchase price. This amount is included in other expense in the consolidated statement of operations for the year ended June 30, 2001.

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

(4)  PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                JUNE 30,
                                         ----------------------
                                            2001         2000
                                         ---------    ---------
                                             (IN THOUSANDS)

Equipment ............................   $  57,840    $  64,085
Vehicles .............................      71,628       90,511
Land and buildings ...................      16,896       19,707
Leasehold improvements ...............       8,373        8,923
                                         ---------    ---------
                                           154,737      183,226
Less: Accumulated depreciation .......     (96,738)     (97,307)
                                         ---------    ---------
                                         $  57,999    $  85,919
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

                             RURAL/METRO CORPORATION

     A summary of activity in the Company's property and equipment balance is as follows:

                                                             JUNE 30,
                                                       --------------------
                                                         2001        2000
                                                       --------    --------
                                                          (IN THOUSANDS)

Balance at beginning of year                           $ 85,934    $ 95,032
Depreciation expense                                    (21,809)    (25,009)
Additions                                                 5,774      17,131
Asset impairments (See Note 2)                           (8,502)         --
Asset disposals                                          (1,643)     (1,220)
Write-offs related to:
   Disposition of Argentine clinic
    operations (See Note 2)                              (1,740)         --
   Expropriation of Canadian ambulance
    service licenses (See Note 2)                            --         (15)
                                                       --------    --------
Balance at end of year                                 $ 58,014    $ 85,934
                                                       ========    ========

                             RURAL/METRO CORPORATION

(5)  CREDIT AGREEMENTS AND BORROWINGS

     Notes payable and capital lease obligations consisted of the following:

                                                                                   JUNE 30,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------
                                                                                (IN THOUSANDS)
7 7/8% senior notes due 2008, net of discount of $173,000 and
   $199,000, respectively ...............................................   $ 149,827    $ 149,801
Revolving credit facility ...............................................     143,042      146,807
Capital lease obligations and other notes payable, collateralized by property and equipment, at varying rates, from 6.89% to 21.01%, due
   through 2003 .........................................................       2,175        3,808
Unsecured promissory notes payable from acquisitions at varying rates,
   from 6.0% to 9.0%, due through 2006 ..................................         681        1,538
                                                                            ---------    ---------
                                                                              295,725      301,954
Less: Current maturities ................................................    (294,439)    (299,104)
                                                                            ---------    ---------
                                                                            $   1,286    $   2,850
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

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                                     PARENT       GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                    ---------     ----------   --------------   -----------    ------------
ASSETS
CURRENT ASSETS
   Cash ......................................      $      --      $   6,763      $   1,936      $      --      $   8,699
   Accounts receivable, net ..................             --         93,471          9,789             --        103,260
   Inventories ...............................             --         13,093             80             --         13,173
   Prepaid expenses and other ................            531          4,320            341             --          5,192
                                                    ---------      ---------      ---------      ---------      ---------
      Total current assets ...................            531        117,647         12,146             --        130,324

PROPERTY AND EQUIPMENT, net ..................             --         57,271            728             --         57,999

INTANGIBLE ASSETS, net .......................             --         86,573          5,851             --         92,424

DUE FROM (TO) AFFILIATES .....................        294,729       (235,817)       (58,912)            --             --

OTHER ASSETS .................................          2,356         13,064          2,367             --         17,787

INVESTMENT IN SUBSIDIARIES ...................       (127,702)            --             --        127,702             --
                                                    ---------      ---------      ---------      ---------      ---------

                                                    $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                                    =========      =========      =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..........................      $      --      $   9,478      $   3,437      $      --      $  12,915
   Accrued liabilities .......................          7,571         73,069         15,700             --         96,340
   Current portion of long-term debt .........        292,869          1,315            255             --        294,439
                                                    ---------      ---------      ---------      ---------      ---------
      Total current liabilities ..............        300,440         83,862         19,392             --        403,694

LONG-TERM DEBT, net of current portion .......             --          1,272             14             --          1,286

NON-REFUNDABLE SUBSCRIPTION INCOME ...........             --         15,701             --             --         15,701
                                                    ---------      ---------      ---------      ---------      ---------

DEFERRED INCOME TAXES ........................             --          1,164         (1,164)            --             --

OTHER LIABILITIES ............................             --             --             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
      Total liabilities ......................        300,440        101,999         18,242             --        420,681
                                                    ---------      ---------      ---------      ---------      ---------
MINORITY INTEREST ............................             --             --             --          8,379          8,379
                                                    ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY
   Common stock ..............................            152             82             17            (99)           152
   Additional paid-in capital ................        137,948         54,622         34,942        (89,564)       137,948
   Retained earnings (accumulated deficit) ...       (267,401)      (117,965)       (91,035)       209,000       (267,401)
   Cumulative translation adjustment .........             14             --             14            (14)            14
   Treasury stock ............................         (1,239)            --             --             --         (1,239)
                                                    ---------      ---------      ---------      ---------      ---------
      Total stockholders' equity .............       (130,526)       (63,261)       (56,062)       119,323       (130,526)
                                                    ---------      ---------      ---------      ---------      ---------

                                                    $ 169,914      $  38,738      $ (37,820)     $ 127,702      $ 298,534
                                                    =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2000
                                 (IN THOUSANDS)

                                                      PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                    ---------     ----------   --------------   -----------    ------------
ASSETS
CURRENT ASSETS
   Cash .......................................     $      --      $   9,035      $   1,252      $      --       $  10,287
   Accounts receivable, net ...................            --        126,788         17,117             --         143,905
   Inventories ................................            --         18,018          1,052             --          19,070
   Prepaid expenses and other .................           531          5,129            892             --           6,552
                                                    ---------      ---------      ---------      ---------       ---------
       Total current assets ...................           531        158,970         20,313             --         179,814

PROPERTY AND EQUIPMENT, net ...................            --         76,325          9,594             --          85,919

INTANGIBLE ASSETS, net ........................            --        131,117         76,083             --         207,200

DUE FROM (TO) AFFILIATES ......................       319,747       (256,053)       (63,694)            --              --

OTHER ASSETS ..................................         3,386         12,273          2,625             --          18,284

INVESTMENT IN SUBSIDIARIES ....................        74,464             --             --        (74,464)             --
                                                    ---------      ---------      ---------      ---------       ---------

                                                    $ 398,128      $ 122,632      $  44,921      $ (74,464)      $ 491,217
                                                    =========      =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ...........................     $      --      $  11,922      $   4,213      $      --       $  16,135
   Accrued liabilities ........................         5,929         43,746          7,412             --          57,087
   Current portion of long-term debt ..........       296,608          2,164            332             --         299,104
                                                    ---------      ---------      ---------      ---------       ---------
       Total current liabilities ..............       302,537         57,832         11,957             --         372,326

LONG-TERM DEBT, net of current portion ........            --          2,384            466             --           2,850

NON-REFUNDABLE SUBSCRIPTION INCOME ............            --         14,971             18             --          14,989

DEFERRED INCOME TAXES .........................            --           (725)           725             --              --

OTHER LIABILITIES .............................            --            101             --             --             101
                                                    ---------      ---------      ---------      ---------       ---------
       Total liabilities ......................       302,537         74,563         13,166             --         390,266
                                                    ---------      ---------      ---------      ---------       ---------

MINORITY INTEREST .............................            --             --             --          5,360           5,360
STOCKHOLDERS' EQUITY
   Common stock ...............................           149             82             17            (99)            149
   Additional paid-in capital .................       137,603         54,622         34,942        (89,564)        137,603
   Retained earnings (accumulated deficit) ....       (40,670)        (6,635)        (2,952)         9,587         (40,670)
   Cumulative translation adjustment ..........          (252)            --           (252)           252            (252)
   Treasury stock .............................        (1,239)            --             --             --          (1,239)
                                                    ---------      ---------      ---------      ---------       ---------
       Total stockholders' equity .............        95,591         48,069         31,755        (79,824)         95,591
                                                    ---------      ---------      ---------      ---------       ---------

                                                    $ 398,128      $ 122,632      $  44,921      $ (74,464)      $ 491,217
                                                    =========      =========      =========      =========       =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                   PARENT       GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                  ---------     ----------   --------------   -----------   ------------
REVENUE
   Ambulance services .........................   $      --      $ 349,977      $  52,856      $      --      $ 402,833
   Fire protection services ...................          --         60,422          1,151             --         61,573
   Other ......................................          --         35,493          4,417             --         39,910
                                                  ---------      ---------      ---------      ---------      ---------
         Total revenue ........................          --        445,892         58,424             --        504,316
                                                  ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
   Payroll and employee benefits ..............          --        261,179         39,876             --        301,055
   Provision for doubtful accounts ............          --         96,253          6,217             --        102,470
   Depreciation ...............................          --         19,043          2,766             --         21,809
   Amortization of intangibles ................          --          5,073          2,279             --          7,352
   Other operating expenses ...................          --        117,644         24,365             --        142,009
   Asset impairment charges ...................          --         32,338         62,015             --         94,353
   Loss on disposition of clinic operations ...          --             --          9,374             --          9,374
   Contract termination costs and related
     asset impairment .........................          --          9,256             --             --          9,256
   Restructuring charge and other .............          --          9,091             --             --          9,091
                                                  ---------      ---------      ---------      ---------      ---------
         Total expenses .......................          --        549,877        146,892             --        696,769
                                                  ---------      ---------      ---------      ---------      ---------

OPERATING LOSS ................................          --       (103,985)       (88,468)            --       (192,453)
   Interest expense, net ......................      28,962             17          1,022             --         30,001
   Other ......................................          --          4,046             --         (1,644)         2,402
                                                  ---------      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES ......................     (28,962)      (108,048)       (89,490)         1,644       (224,856)

PROVISION FOR (BENEFIT FROM) INCOME TAXES .....          --          3,282         (1,407)            --          1,875
                                                  ---------      ---------      ---------      ---------      ---------
NET LOSS ......................................     (28,962)      (111,330)       (88,083)         1,644       (226,731)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES ...........    (197,769)            --             --        197,769             --
                                                  ---------      ---------      ---------      ---------      ---------
NET LOSS ......................................   $(226,731)     $(111,330)     $ (88,083)     $ 199,413      $(226,731)
                                                  =========      =========      =========      =========      =========
Foreign currency translation adjustments ......          --             --            266             --            266
Comprehensive income (loss) from wholly-owned
  subsidiaries ................................         266             --             --           (266)            --
                                                  ---------      ---------      ---------      ---------      ---------
COMPREHENSIVE LOSS ............................   $(226,465)     $(111,330)     $ (87,817)     $ 199,147      $(226,465)
                                                  =========      =========      =========      =========      =========


                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING   CONSOLIDATED
                                                              ---------     ----------   --------------   -----------   ------------
REVENUE
   Ambulance services .....................................   $      --      $ 391,898      $  75,843      $      --     $ 467,741
   Fire protection services ...............................          --         56,437          1,112             --        57,549
   Other ..................................................          --         37,041          7,743             --        44,784
                                                              ---------      ---------      ---------      ---------     ---------
         Total revenue ....................................          --        485,376         84,698             --       570,074
                                                              ---------      ---------      ---------      ---------     ---------

OPERATING EXPENSES
   Payroll and employee benefits ..........................          --        272,944         50,341             --       323,285
   Provision for doubtful accounts ........................          --         80,823         14,800             --        95,623
   Provision for doubtful accounts--change in accounting
    estimate ..............................................          --         65,000             --             --        65,000
   Depreciation ...........................................          --         22,068          2,941             --        25,009
   Amortization of intangibles ............................          --          6,220          2,467             --         8,687
   Other operating expenses ...............................          --        106,904         20,839             --       127,743
   Restructuring charge and other .........................          --         32,162          1,865             --        34,027
                                                              ---------      ---------      ---------      ---------     ---------
         Total expenses ...................................          --        586,141         93,253             --       679,394
                                                              ---------      ---------      ---------      ---------     ---------

OPERATING LOSS ............................................          --       (100,765)        (8,555)            --      (109,320)
   Interest expense, net ..................................      25,045         (1,125)         2,019             --        25,939
   Other ..................................................          --             --             --         (2,890)       (2,890)
                                                              ---------      ---------      ---------      ---------     ---------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .............     (25,045)       (99,640)       (10,574)         2,890      (132,369)

BENEFIT FOR INCOME TAXES ..................................      (6,211)       (24,046)        (2,580)            --       (32,837)
                                                              ---------      ---------      ---------      ---------     ---------

LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE .........................     (18,834)       (75,594)        (7,994)         2,890       (99,532)

EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE
   SERVICE LICENSES .......................................          --             --         (1,200)            --        (1,200)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .....          --           (541)            --             --          (541)
                                                              ---------      ---------      ---------      ---------     ---------

NET LOSS ..................................................     (18,834)       (76,135)        (9,194)         2,890      (101,273)

LOSS FROM WHOLLY-OWNED SUBSIDIARIES .......................     (82,439)            --             --         82,439            --
                                                              ---------      ---------      ---------      ---------     ---------

NET LOSS ..................................................   $(101,273)     $ (76,135)     $  (9,194)     $  85,329     $(101,273)
                                                              =========      =========      =========      =========     =========
   Foreign currency translation adjustments ...............          --             --             40             --            40
   Comprehensive income from wholly-owned subsidiaries ....          40             --             --            (40)           --
                                                              ---------      ---------      ---------      ---------     ---------

COMPREHENSIVE LOSS ........................................   $(101,233)     $ (76,135)     $  (9,154)     $  85,289     $(101,233)
                                                              =========      =========      =========      =========     =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                           PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                         ---------     ----------   --------------   -----------    ------------
REVENUE
  Ambulance services ..............................      $      --      $ 379,653      $  87,979      $      --      $ 467,632
  Fire protection services ........................             --         49,397          1,093             --         50,490
  Other ...........................................             --         38,813          4,431             --         43,244
                                                         ---------      ---------      ---------      ---------      ---------
       Total revenue ..............................             --        467,863         93,503             --        561,366
                                                         ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits ...................             --        240,341         57,000             --        297,341
  Provision for doubtful accounts .................             --         75,743          5,484             --         81,227
  Depreciation ....................................             --         22,230          1,992             --         24,222
  Amortization of intangibles .....................            214          6,601          2,351             --          9,166
  Other operating expenses ........................             --         81,633         17,106             --         98,739
  Restructuring charge and other ..................             --          2,500             --             --          2,500
                                                         ---------      ---------      ---------      ---------      ---------
       Total expenses .............................            214        429,048         83,933             --        513,195
                                                         ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS) ............................          (214)        38,815          9,570             --         48,171
   Interest expense, net ...........................        19,675           (139)         1,870             --         21,406
   Other ...........................................            --             --             --             70             70
                                                         ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME
   TAXES ...........................................       (19,889)        38,954          7,700            (70)        26,695

PROVISION (BENEFIT) FOR INCOME TAXES ...............        (8,353)        16,332          3,252             --         11,231
                                                         ---------      ---------      ---------      ---------      ---------

                                                           (11,536)        22,622          4,448            (70)        15,464
INCOME FROM WHOLLY-OWNED SUBSIDIARIES ..............        27,000             --             --        (27,000)            --
                                                         ---------      ---------      ---------      ---------      ---------

NET INCOME .........................................     $  15,464      $  22,622      $   4,448      $ (27,070)     $  15,464
                                                         =========      =========      =========      =========      =========

   Foreign currency translation adjustments ........            --             --           (465)            --           (465)
   Comprehensive loss from wholly-owned subsidiaries          (465)            --             --            465             --
                                                         ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME ...............................     $  14,999      $  22,622      $   3,983      $ (26,605)     $  14,999
                                                         =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                             PARENT       GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                            ---------     ----------   --------------   -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss .............................................   $(226,731)     $(111,330)     $ (88,083)     $ 199,413      $(226,731)
   Adjustments to reconcile net loss to cash provided by
    (used in) operations--
    Write-off of assets included in restructuring charge           --          4,092             --             --          4,092
    Write-off of assets included in contract termination           --          8,086             --             --          8,086
    Write-off of other impaired assets ..................          --         32,339         62,014             --         94,353
    Loss on disposition of clinic operations ............          --             --          9,374             --          9,374
    Depreciation and amortization .......................          --         24,116          5,045             --         29,161
    Amortization of gain on sale of real estate .........          --           (101)            --             --           (101)
    (Gain) loss on sale of property and equipment .......          --           (305)           (21)            --           (326)
    Provision for doubtful accounts .....................          --         96,253          6,217             --        102,470
    Undistributed earnings of minority shareholder ......          --             --             --          3,019          3,019
    Amortization of discount on Senior Notes ............          26             --             --             --             26
   Change in assets and liabilities--
    (Increase) decrease in accounts receivable ..........          --        (62,936)           837             --        (62,099)
    Decrease in inventories .............................          --          4,925            886             --          5,811
    Decrease in prepaid expenses and other ..............          --            833            314             --          1,147
    (Increase) decrease in due to/from affiliates .......     227,184        (20,236)        (4,782)      (202,166)            --
    Decrease in accounts payable ........................          --         (2,445)          (209)            --         (2,654)
    Increase (decrease) in accrued liabilities and other
     liabilities ........................................       1,642         29,324          8,047             --         39,013
    Increase (decrease) in nonrefundable subscription
     income .............................................          --            730            (18)            --            712
    Decrease in deferred income taxes ...................          --          1,889         (1,889)            --             --
                                                            ---------      ---------      ---------      ---------      ---------
        Net cash provided by (used in) operating
         activities .....................................       2,121          5,234         (2,268)           266          5,353
                                                            ---------      ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility,
    net .................................................      (3,765)            --             --             --         (3,765)
   Repayment of debt and capital lease obligations ......          --         (2,244)          (529)            --         (2,773)
   Borrowings under capital lease obligations ...........          --            283             --             --            283
   Issuance of common stock .............................         348             --             --             --            348
                                                            ---------      ---------      ---------      ---------      ---------
        Net cash used in financing activities ...........      (3,417)        (1,961)          (529)            --         (5,907)
                                                            ---------      ---------      ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Net proceeds from the disposition of clinic operations          --             --             28             --             28
   Capital expenditures .................................          --         (6,771)           997             --         (5,774)
   Proceeds from the sale of property and equipment .....          --          1,909             60             --          1,969
   Increase (decrease) in other assets ..................       1,030           (683)         2,130             --          2,477
                                                            ---------      ---------      ---------      ---------      ---------
        Net cash provided by (used in) investing
         activities .....................................       1,030         (5,545)         3,215             --         (1,300)
                                                            ---------      ---------      ---------      ---------      ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE .................         266             --            266           (266)           266
                                                            ---------      ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH .............................          --         (2,272)           684             --         (1,588)

CASH, beginning of year .................................          --          9,035          1,252             --         10,287
                                                            ---------      ---------      ---------      ---------      ---------

CASH, end of year .......................................   $      --      $   6,763      $   1,936      $      --      $   8,699
                                                            =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                         PARENT       GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                        ---------     ----------   --------------   -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ..........................................   $(101,273)     $ (76,135)     $  (9,194)     $  85,329      $(101,273)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations--
    Write-off of assets included in restructuring
      charge ........................................          --         28,873             --             --         28,873
    Extraordinary loss ..............................          --             --          1,200             --          1,200
    Cumulative effect of a change in accounting
      principle .....................................          --            541             --             --            541
    Depreciation and amortization ...................          --         28,288          5,408             --         33,696
    Amortization of gain on sale of real estate .....          --           (104)            --             --           (104)
    (Gain) loss on sale of property and equipment ...          --            (71)            (9)            --            (80)
    Provision for doubtful accounts .................          --        145,823         14,800             --        160,623
    Undistributed earnings of minority shareholder ..          --             --             --         (2,890)        (2,890)
    Amortization of discount on Senior Notes ........          26             --             --             --             26
  Change in assets and liabilities--
    Increase in accounts receivable .................          --       (107,911)       (11,308)            --       (119,219)
    (Increase) decrease in inventories ..............          --         (3,451)            81             --         (3,370)
    Decrease in prepaid expenses and other ..........          --          2,077            424             --          2,501
    (Increase) decrease in due to/from affiliates ...      64,300         10,932          7,167        (82,399)            --
    Decrease in accounts payable ....................          --            822         (2,491)            --         (1,669)
    Decrease in accrued liabilities and other
     liabilities ....................................       2,162          1,707         (4,758)            --           (889)
    Increase (decrease) in nonrefundable subscription
     income .........................................          --             81             (1)            --             80
    Decrease in deferred income taxes ...............          --         (9,198)          (240)            --         (9,438)
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating
          activities ................................     (34,785)        22,274          1,079             40        (11,392)
                                                        ---------      ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net ......      33,307             --             --             --         33,307
  Repayment of debt and capital lease obligations ...          --         (3,993)        (1,711)            --         (5,704)
  Issuance of common stock ..........................         655             --             --             --            655
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing
          activities ................................      33,962         (3,993)        (1,711)            --         28,258
                                                        ---------      ---------      ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from expropriation of Canadian ambulance
   service licenses .................................          --             --          2,191             --          2,191
  Capital expenditures ..............................          --        (15,174)        (1,957)            --        (17,131)
  Proceeds from the sale of property and equipment ..          --          1,300             --             --          1,300
  Increase in other assets ..........................         783           (751)          (191)            --           (159)
                                                        ---------      ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing
          activities ................................         783        (14,625)            43             --        (13,799)
                                                        ---------      ---------      ---------      ---------      ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE .............          40             --             40            (40)            40
                                                        ---------      ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH .........................          --          3,656           (549)            --          3,107

CASH, beginning of year .............................          --          5,379          1,801             --          7,180
                                                        ---------      ---------      ---------      ---------      ---------

CASH, end of year ...................................   $      --      $   9,035      $   1,252      $      --      $  10,287
                                                        =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATING    CONSOLIDATED
                                                               ---------   ----------   --------------   -----------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income ..............................................    $  15,464    $  22,622      $   4,448      $ (27,070)     $  15,464
  Adjustments to reconcile net income to cash provided by
   (used in) operations--
   Depreciation and amortization ..........................          214       28,831          4,343             --         33,388
   Amortization of deferred compensation ..................           80           --             --             --             80
   Amortization of gain on sale of real estate ............           --         (103)            --             --           (103)
   (Gain) lose on sale of property and equipment ..........           --          281           (138)            --            143
   Provision for doubtful accounts ........................           --       75,743          5,484             --         81,227
   Undistributed earnings of minority shareholder .........           --           --             --             70             70
   Amortization of discount on Senior Notes ...............           26           --             --             --             26
  Change in assets and liabilities, net of effect of
   businesses acquired--
   Increase in accounts receivable ........................           --     (100,770)       (11,260)            --       (112,030)
   Increase in inventories ................................           --       (3,089)          (155)            --         (3,244)
   Decrease in prepaid expenses and other .................           --        1,328          1,007             --          2,335
   (Increase) decrease in due to/from affiliates ..........      (45,103)        (948)        15,087         30,964             --
   Increase in accounts payable ...........................           --        2,273            419             --          2,692
   Increase (decrease) in accrued liabilities and other
   liabilities ............................................          228        2,509         (5,767)            --         (3,030)
   Increase (decrease) in non-refundable
   subscription income ....................................           --        1,286            (59)            --          1,227
   Increase in deferred income taxes ......................           --        3,198            504             --          3,702
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating
         activities .......................................      (29,091)      33,161         13,913          3,964         21,947
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net ............       27,500           --             --             --         27,500
  Repayment of debt and capital lease obligations .........           --       (6,573)        (1,221)            --         (7,794)
  Issuance of common stock ................................        1,785           --          4,429         (4,429)         1,785
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing
         activities .......................................       29,285       (6,573)         3,208         (4,429)        21,491
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Cash paid for businesses acquired .......................           --         (445)       (12,220)            --        (12,665)
  Capital expenditures ....................................           --      (20,219)        (4,266)            --        (24,485)
  Proceeds from the sale of property and equipment ........           --          401              2             --            403
  Increase in other assets ................................          271       (3,863)        (1,965)            --         (5,557)
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing
         activities .......................................          271      (24,126)       (18,449)            --        (42,304)
                                                               ---------    ---------      ---------      ---------      ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...................         (465)          --           (465)           465           (465)
                                                               ---------    ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH ...............................           --        2,462         (1,793)            --            669

CASH, beginning of year ...................................           --        2,917          3,594             --          6,511
                                                               ---------    ---------      ---------      ---------      ---------

CASH, end of year .........................................    $      --    $   5,379      $   1,801      $      --      $   7,180
                                                               =========    =========      =========      =========      =========

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES
  Fair market value of stock issued to employee
  benefit plan ............................................    $   1,933    $      --      $      --      $      --      $   1,933
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

     DEBT MATURITIES

     Aggregate debt maturities for each of the years ending June 30 are as follows:

                                          NOTES PAYABLE   CAPITAL LEASES
                                          -------------   --------------
                                                  (IN THOUSANDS)

2002 ..................................     $ 293,417        $   1,191
2003 ..................................           343              515
2004 ..................................           143               21
2005 ..................................           150               20
2006 ..................................            82               10
Thereafter ............................           112               --
                                            ---------        ---------
                                            $ 294,247        $   1,757
                                            =========
Less: Amounts representing interest ...                           (279)
                                                             ---------
                                                             $   1,478
                                                             =========

     The Company incurred interest expense of approximately $30,537,000, $26,474,000 and $21,498,000 and paid interest of approximately $29,001,000,
$24,169,000  and  $21,669,000  in the years ended June 30, 2001,  2000 and 1999, respectively.

                             RURAL/METRO CORPORATION

     The Company had outstanding letters of credit totaling approximately $6,515,000 at June 30, 2001 and 2000 for insurance and guarantees under contracts.

(6)  OTHER CHARGES

     During the fiscal years ended June 30, 2001 and 2000 the Company recorded the following non-recurring or unusual charges:

                                          FISCAL YEAR ENDED JUNE 30,
                                          --------------------------
                                              2001          2000
                                            -------       -------

Argentine Operations                          8,512       $    --
Supply Inventory                              8,442            --
Joint Venture Put Obligation                  4,045            --
Other Charges                                 3,079         4,088
Paid Time Off for Field Personnel             3,010            --
Employee Medical Benefits                     5,429         2,596
Amount Due from Former Owner                    962            --
Medicare/Medicaid Audits                      1,300         3,900
Restructuring Consultants                        --         1,110
Investment Write-Offs                            --         2,937
Write-Off of Disputed Refunds                    --         1,796
                                            -------       -------

                                            $34,779       $16,427
                                            =======       =======

     ARGENTINE OPERATIONS

     The Company recorded charges totaling $8.5 million related to asset write-offs and reserve adjustments. The Company's Argentine subsidiaries had been effected by escalating political and economic instability as well as changes in local management during fiscal 2001. The charge was recorded in other operating expenses in the consolidated statement of operations.

     SUPPLY INVENTORY

     Medical, fleet and fire supplies are maintained in a central warehouse, numerous regional warehouses, and multiple stations, lockers and vehicles. A physical inventory of all locations at June 30, 2001 revealed a shortage from recorded levels. Shrinkage, obsolescence and losses due to service area closures accounted for the shortage. The Company recorded a charge of $8.4 million to write-down its inventory balances to amounts determined by the physical inventory. The charge was recorded in other operating expenses in the consolidated statement of operations.

                             RURAL/METRO CORPORATION

     JOINT VENTURE PUT OBLIGATION

     As described in Note 3, pursuant to the provisions of the underlying joint venture agreement, the Company is obligated to purchase the minority interest in the joint venture from the minority shareholder. In connection with negotiations with the minority shareholder during the fourth quarter of fiscal 2001, the Company recorded a $4.0 million charge for the estimated amount necessary to satisfy its obligations under the agreement. The Company reflected this charge as an increase in other expense in the consolidated statement of operations and as an increase in minority interest in the consolidated balance sheet.

     OTHER CHARGES

     The Company recorded charges totaling $3.1 million in fiscal 2001 for a number of items related to its domestic operations, the largest of which was a $0.7 million charge relating to administrative costs paid on behalf of the Company's employee benefit plans. These charges were a result of adjustments to certain estimates for prepaid expenses, accrued liabilities and other items that were resolved in the fourth quarter of fiscal 2001.

     The Company recorded charges totaling $4.1 million in fiscal 2000 for a number of estimates that were resolved related to its domestic operations. These items included the write-off of capitalized acquisition costs for transactions that were terminated ($0.9 million), write-off of costs related to unsuccessful proposals ($0.6 million), write-off of costs capitalized in connection with the re-branding of vehicles ($1.0 million), and capitalized costs related to the Company's vehicle refurbishment center which was closed in the third quarter of fiscal 2000 ($1.0 million). These charges were reflected in other operating expenses in the consolidated statement of operations.

     PAID-TIME-OFF FOR FIELD PERSONNEL

     During the fourth quarter of fiscal 2001, the Company analyzed its paid-time-off liabilities and determined that its paid-time-off policy had been inconsistently applied in certain service areas. As a result of this analysis, the Company recorded a charge of $3.0 million to bring the liability into line with the amount required under the policy. This charge was recorded in payroll and employee benefits in the consolidated statement of operations.

     EMPLOYEE MEDICAL BENEFITS

     The Company self-insures its employee medical coverage. Based upon information obtained from its third party claims administrator in the fourth quarter of fiscal 2001, the Company recorded a charge of $5.4 million to increase its reserve for incurred but not reported employee medical claims. The increased reserve was required as a result of continuing increases in healthcare costs, including prescription drugs. The charge was reflected in payroll and employee benefits in the consolidated statement of operations.

     During the second half of fiscal 2000, the Company recorded charges of $2.6 million related to increased usage of employee medical benefits following the announcement of its decision to close or downsize certain service areas. The charges represent the incremental increase in claims submissions that occurred during that period. These charges were reflected in payroll and employee benefits in the consolidated statement of operations.

     AMOUNT DUE FROM FORMER OWNER

     In connection with a February 1998 ambulance company acquisition, the seller indemnified the collection of certain accounts receivable. In connection with the settlement of litigation involving the seller during the fourth quarter of fiscal 2001, the Company agreed to release the seller from his obligations under the indemnification. The Company recorded a charge of $1.0 million, which was reflected in other operating expenses in the consolidated statement of operations, related to this settlement.

                             RURAL/METRO CORPORATION

     MEDICARE/MEDICAID AUDITS

     The Company recorded a charge of $1.3 million for the expected settlement of a Medicare audit of an acquired ambulance company for periods prior to the Company's acquisition. This charge, which was reflected in other operating expenses in the consolidated statement of operations, was taken based upon information obtained during the fourth quarter of fiscal 2001, which included correspondence with the Medicare intermediary.

     The Company recorded charges totaling $3.9 million in the second quarter of fiscal 2000 for the expected settlement of two specific Medicare/Medicaid audits. This charge, which was reflected in other operating expenses in the consolidated statement of operations, was taken based upon information obtained from and negotiations with the intermediaries that occurred during the second quarter of fiscal 2000.

     RESTRUCTURING CONSULTANTS

     During the second half of the fiscal year ended June 30, 2000, the Company incurred costs totaling $1.1 million relating to restructuring consultants and attorneys representing both the Company and its lenders in connection with resolving violations of certain financial covenants contained in the Company's revolving credit agreement. These activities began in the third quarter of fiscal 2000. These costs were reflected in other operating expenses in the consolidated statement of operations.

     INVESTMENT WRITE-OFFS

     During the third quarter of the fiscal year ended June 30, 2000, the Company wrote-off a $1.3 million investment in a domestic health care business as a result of the settlement of related litigation which occurred during that quarter. Additionally, the Company wrote-off a $1.6 million investment in a domestic alternative transportation business during the fourth quarter on the basis of financial information received from the entity during the quarter. Such information indicated that the carrying value of the Company's related investment would not be recoverable.

     WRITE-OFF OF DISPUTED REFUNDS

     The Company wrote-off amounts totaling $1.8 million during the fourth quarter of the fiscal year ended June 30, 2000 related to amounts refunded to Medicare carriers that were expected to be returned to the Company after the exhaustion of administrative and appeals processes. The determination was made, based on information received through the appellate process during the fourth quarter, that the Company was not reasonably assured of receiving the amounts recorded. This charge was recorded in other operating expenses in the consolidated statement of operations.

(7)  FINANCIAL INSTRUMENTS

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

     In November 1998, the Company entered into an interest rate swap agreement that originally expired in November 2003 and effectively converted $50.0 million of variable rate borrowings to fixed rate borrowings. The Company paid a fixed rate of 4.72% and received a LIBOR-based floating rate. The weighted average floating rate for the year ended June 30, 1999 was 5.2%. As a result of this swap agreement interest expense was reduced during the year ended June 30, 1999 by approximately $106,000. In June 1999, the Company terminated the interest

                             RURAL/METRO CORPORATION
rate swap agreement and received a termination fee of $604,000. Such amount was amortized against interest on a straight-line basis beginning in July 1999 through November 2000.

(8)  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases was approximately $12,077,000 $13,160,000 and $12,769,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

               2002...............................       $  7,120
               2003...............................          5,932
               2004...............................          5,219
               2005...............................          4,578
               2006...............................          3,812
               Thereafter.........................          7,641

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

                             RURAL/METRO CORPORATION

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

                             RURAL/METRO CORPORATION

(9)  EMPLOYEE BENEFIT PLANS

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

                             RURAL/METRO CORPORATION

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

                             RURAL/METRO CORPORATION

     The following summarizes stock option activity:

                                                                               YEAR ENDED JUNE 30, 2001
                                                               ----------------------------------------------------------
                                                                 NUMBER OF         EXERCISE PRICE        WEIGHTED AVERAGE
                                                                  SHARES              PER SHARE           EXERCISE PRICE
                                                               ------------        --------------        ----------------
Options outstanding at beginning of year...................       3,581,992        $1.25 - $36.00             $  17.35
   Granted.................................................       1,582,750        $1.50 - $ 2.00             $   1.57
   Canceled................................................        (723,074)       $1.25 - $32.25             $  17.10
   Exercised...............................................              --              --                         --
                                                               ------------                                   --------
Options outstanding at end of year.........................       4,441,668        $1.25 - $36.00             $  11.77
                                                               ============                                   ========
Options exercisable at end of year.........................       3,190,462                                   $  14.79
                                                               ============                                   ========
Options available for grant at end of year.................       2,788,361
                                                               ============
 Weighted average fair value per share of options granted..                                                   $   0.72
                                                                                                              ========

                                                                               YEAR ENDED JUNE 30, 2000
                                                               ----------------------------------------------------------
                                                                 NUMBER OF         EXERCISE PRICE        WEIGHTED AVERAGE
                                                                  SHARES              PER SHARE           EXERCISE PRICE
                                                               ------------        --------------        ----------------
Options outstanding at beginning of year..................        3,575,170        $1.25 - $36.00             $  20.99
   Granted................................................          929,109        $1.38 - $ 8.00             $   7.16
   Canceled...............................................         (921,408)       $1.25 - $32.56             $  21.20
   Exercised..............................................             (879)           $1.25                  $   1.25
                                                               ------------                                   --------
Options outstanding at end of year........................        3,581,992        $1.25 - $36.00             $  17.35
                                                               ============
Options exercisable at end of year........................        2,804,758        $1.25 - $36.00             $  18.04
                                                               ============
Options available for grant at end of year................        1,648,037
                                                               ============
Weighted average fair value per share of options granted..                                                    $   3.01
                                                                                                              ========

                                                                               YEAR ENDED JUNE 30, 1999
                                                               ----------------------------------------------------------
                                                                 NUMBER OF         EXERCISE PRICE        WEIGHTED AVERAGE
                                                                  SHARES              PER SHARE           EXERCISE PRICE
                                                               ------------        --------------        ----------------
Options outstanding at beginning of year..................        3,093,905        $1.25 - $36.00             $  26.26
   Granted................................................        1,004,497        $6.63 - $11.81             $   7.45
   Canceled...............................................         (513,590)       $7.13 - $35.00             $  26.90
   Exercised..............................................           (9,642)       $1.25 - $ 7.13             $   6.64
                                                               ------------                                   --------
Options outstanding at end of year........................        3,575,170        $1.25 - $36.00             $  20.99
                                                               ============
Options exercisable at end of year........................        2,520,828        $1.25 - $36.00             $  21.46
                                                               ============
Options available for grant at end of year................        1,655,738
                                                               ============
Weighted average fair value per share of options granted..                                                    $   2.55
                                                                                                              ========

                             RURAL/METRO CORPORATION

                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     --------------------------------       -----------------------------------------------------
                                     WEIGHTED AVERAGE
   RANGE OF            OPTIONS          REMAINING           WEIGHTED AVERAGE       OPTIONS       WEIGHTED AVERAGE
EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------      -----------     ----------------        --------------      -----------      --------------
$ 1.25 - $1.375          12,760            7.91                 $  1.33               12,760         $  1.33
$ 1.50                1,221,250            9.14                 $  1.50              312,108         $  1.50
$ 1.53 - $ 6.63         496,750            7.63                 $  3.68              368,418         $  4.28
$ 6.92 - $ 7.56         451,334            6.86                 $  7.12              451,334         $  7.12
$ 7.69                   17,500            8.22                 $  7.69               13,333         $  7.69
$ 7.81                  484,336            8.08                 $  7.81              372,352         $  7.81
$ 8.00 - $17.25         489,939            5.64                 $ 11.44              473,273         $ 11.47
$18.25 - $24.25         464,709            4.20                 $ 23.57              464,709         $ 23.57
$29.00 - $32.25         679,517            5.70                 $ 30.51              598,602         $ 30.64
$32.50 - $36.00         123,573            6.32                 $ 33.82              123,573         $ 33.82
                     ----------           -----                 -------           ----------         -------
$ 1.25 - $36.00       4,441,668            7.11                 $ 11.77            3,190,462         $ 14.79
                     ==========           =====                 =======           ==========         =======

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

                                                                          YEAR ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                         2001                     2000                     1999
                                                   -----------------        -----------------        ----------------
                                                   OPTIONS      ESPP        OPTIONS      ESPP        OPTIONS     ESPP
                                                   -------      ----        -------      ----        -------     ----
Risk-free interest rate.....................        3.74%       2.55%        6.03%       6.32%        5.92%      5.43%
Expected dividend yield.....................        0.00%       0.00%        0.00%       0.00%        0.00%      0.00%
Expected lives in years (after vesting for
 options)...................................        1.35        0.50         1.35        0.50         1.33       0.50
Expected volatility.........................       72.66%      96.75%       67.51%      99.78%       57.66%     85.20%

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

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income and diluted earnings per share would have been reported as follows:

                                               YEAR ENDED JUNE 30,
                                      -----------------------------------
                                         2001         2000         1999
                                      ---------    ---------    ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
   Historical .....................   $(226,781)   $(101,273)   $  15,464
   Pro forma ......................   $(227,606)   $(101,762)   $  11,939
Diluted earnings per share:
   Historical .....................   $  (15.38)   $   (6.94)   $    1.06
   Pro forma ......................   $  (15.44)   $   (6.97)   $    0.82

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

                             RURAL/METRO CORPORATION

(10) STOCKHOLDERS' EQUITY

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

(11) RELATED PARTY TRANSACTIONS

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

(12) INCOME TAXES

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

                             RURAL/METRO CORPORATION

     The sources of income (loss) before income taxes were as follows:

                                               YEAR ENDED JUNE 30,
                                       -----------------------------------
                                          2001         2000         1999
                                       ---------    ---------    ---------
                                                 (IN THOUSANDS)

United States ......................   $(177,571)   $(133,641)   $  19,189
Foreign ............................     (47,285)        (861)       7,506
                                       ---------    ---------    ---------
Income (loss) before income taxes ..   $(224,856)   $(134,502)   $  26,695
                                       =========    =========    =========

     The components of the provision for (benefit from) income taxes were as follows:

                                                      YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  2001       2000        1999
                                                --------   --------    --------
                                                       (IN THOUSANDS)
Current
   U.S. Federal .............................   $     --   $     --    $     58
   State ....................................        637        750         128
   Foreign ..................................         48      1,560       1,532
                                                --------   --------    --------
        Total current provision .............        685      2,310       1,718
                                                --------   --------    --------
Deferred
   U.S. Federal .............................        500    (33,179)      9,064
   Foreign ..................................        690     (2,360)        449
                                                --------   --------    --------
        Total deferred provision (benefit) ..     1,190    (35,539)      9,513
                                                --------   --------    --------

        Total provision (benefit) ...........   $  1,875   $(33,229)   $ 11,231
                                                ========   ========    ========

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of amounts of assets and liabilities and the tax rates in effect when those differences are expected to reverse.

                             RURAL/METRO CORPORATION

     The components of net deferred taxes were as follows:

                                                               JUNE 30,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Deferred tax liabilities
   Amortization and accelerated depreciation .....     $  (1,024)   $ (19,157)
   Accounts receivable valuation .................       (15,093)     (16,273)
   Accounting method changes .....................        (1,350)      (1,350)
   Other .........................................            --       (1,421)
                                                       ---------    ---------
                                                         (17,467)     (38,201)
Deferred tax assets
   Restructuring charge ..........................        11,882        6,634
   Compensation accruals .........................         1,671          828
   Insurance reserves ............................        14,157        6,314
 Net operating loss benefits .....................        86,398       35,108
 Alternative minimum tax credit carryforwards ....         1,115        1,115
   Business tax credits ..........................           505          505
   Foreign reserves ..............................         2,300          690
 Other ...........................................           625           79
 Valuation allowance .............................      (102,136)     (12,832)
                                                       ---------    ---------
                                                          16,517       38,441
 Net deferred asset/(liability)tax liability .....          (950)         240
 Less current portion ............................            --         (240)
                                                       ---------    ---------
 Net long term deferred tax liability ............     $    (950)   $      --
                                                       =========    =========

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

                             RURAL/METRO CORPORATION

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences were as follows:

                                                                 JUNE 30,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Federal income tax provision at statutory rate ...   $(78,700)   $(47,076)   $  9,343
State taxes, net of federal benefit ..............     (3,886)     (3,230)        568
Amortization of nondeductible goodwill ...........      5,660       3,792       1,590
Change in valuation allowance ....................     77,853      12,832          --
Other, net .......................................        948         453        (270)
                                                     --------    --------    --------
Provision for (benefit from) income taxes ........   $  1,875    $(33,229)   $ 11,231
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

(13) SEGMENT REPORTING

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

                             RURAL/METRO CORPORATION

     The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

     Information by operating segment is set forth below:

                                                                    FIRE
                                                     AMBULANCE    AND OTHER    CORPORATE      TOTAL
                                                     ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)
YEAR ENDED JUNE 30, 2001
   Net revenues from external customers ..........   $ 402,833    $ 101,483    $      --    $ 504,316
   Depreciation and amortization .................      21,298        5,981        1,882       29,161
   Interest expense, net .........................      25,622        4,322           57       30,001
   Equity in net income of equity method investees         780           --           --          780
   Segment profit (loss) .........................    (178,906)      11,301      (24,848)    (192,453)
   Segment assets ................................     151,396       21,769        1,267      174,432
   Capital expenditures ..........................       2,938        1,725        1,111        5,774
   Investment in equity-method investees .........   $     893    $      --    $      --    $     893

                                                                    FIRE
                                                     AMBULANCE    AND OTHER    CORPORATE      TOTAL
                                                     ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)
YEAR ENDED JUNE 30, 2000
   Net revenues from external customers ..........   $ 467,741    $ 102,333    $      --    $ 570,074
   Depreciation and amortization .................      22,247       10,087        1,362       33,696
   Interest expense, net .........................      21,057        4,595          286       25,938
   Equity in net income of equity method investees         988           (8)          --          980
   Segment profit (loss) .........................    (128,455)      11,122      (17,926)    (135,259)
   Segment assets ................................     209,810       37,069        2,015      248,894
   Capital expenditures ..........................       6,831        8,599          481       15,911
   Investment in equity-method investees .........   $   1,011    $   1,100    $      --    $   2,111

                                                                    FIRE
                                                     AMBULANCE    AND OTHER    CORPORATE      TOTAL
                                                     ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)
YEAR ENDED JUNE 30, 1999
   Net revenues from external customers ..........   $ 467,632    $ 93,734     $      --    $ 561,366
   Depreciation and amortization .................      23,851       7,824         1,713       33,388
   Interest expense, net .........................      16,088       4,928           390       21,406
   Equity in net income of equity method investees         725          17            --          742
   Segment profit (loss) .........................      33,239      11,905       (18,379)      26,765
   Segment assets ................................     253,269      40,693         2,895      296,857
   Capital expenditures ..........................      19,467       4,390            82       23,939
   Investment in equity-method investees .........   $   1,142    $  1,671     $      --    $   2,813

                             RURAL/METRO CORPORATION

     Information concerning principal geographic areas is set forth below:

                                           2001                      2000                      1999
                                 -----------------------   -----------------------   -----------------------
                                 REVENUE    NET PROPERTY   REVENUE    NET PROPERTY   REVENUE    NET PROPERTY
                                 --------   ------------   --------   ------------   --------   ------------
     (IN THOUSANDS)
United States and Canada ......  $461,227     $ 57,682     $517,315     $ 79,257     $506,817     $ 87,441
Latin America .................    43,089          317       52,759        6,662       54,549        7,591
                                 --------     --------     --------     --------     --------     --------
       Total ..................  $504,316     $ 57,999     $570,074     $ 85,919     $561,366     $ 95,032
                                 ========     ========     ========     ========     ========     ========

                             RURAL/METRO CORPORATION

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the fiscal years ended June 30, 2001 and 2000 is as follows:

                                                      2001
                               -------------------------------------------------
                                 FIRST        SECOND       THIRD        FOURTH
                                QUARTER     QUARTER(1)   QUARTER(2)   QUARTER(3)
                               ---------    ----------   ----------   ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ....................   $ 128,238    $ 125,209    $ 126,722    $ 124,147
Operating income (loss) ....       3,213      (13,770)     (16,034)    (165,862)
Net income (loss) ..........      (4,085)     (21,574)     (23,646)    (177,426)
Loss per share .............   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)

                                                      2000
                               -------------------------------------------------
                                 FIRST        SECOND       THIRD        FOURTH
                                QUARTER     QUARTER(4)   QUARTER(5)   QUARTER(6)
                               ---------    ----------   ----------   ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue ....................   $ 141,200    $ 147,107    $ 146,398    $ 135,369
Operating income (loss) ....       9,581      (57,978)     (18,002)     (42,921)
Net income (loss) ..........       1,884      (42,386)     (16,615)     (44,156)
Earnings (loss) per share ..   $    0.13    $   (2.91)   $   (1.14)   $   (3.02)

----------
(1) In the second quarter of fiscal 2001, the Company recorded a $10 million additional provision for doubtful accounts related to the uncollectibility of receivables in service areas closed in fiscal 2000. The Company also recorded a $5.2 million charge related to the loss of an exclusive 911 contract in Lincoln, Nebraska.

(2) In the third quarter of fiscal 2001, the Company recorded a $5.0 million charge related to increased claims experience in workers compensation. Additionally, the Company recorded a $15.0 million charge for increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported.

(3) In the fourth quarter of fiscal 2001, the Company recorded additional provisions for doubtful accounts of $16.2 million, $94.4 million of asset impairment charges, $9.4 million related to the disposition of clinic operations in Argentina, $9.1 million of restructuring and other charges, a $4.1 million charge related to the loss of an exclusive 911 contract in Arlington Texas, $5.4 million related to increased claim estimates on employee health insurance, $3.0 million related to the accrual of paid time off for field personnel, $8.4 million related to inventory write-offs, $1.3 million related to Medicaid audit, $1.0 million related to write-off of amounts due from a former seller, $8.5 million related to asset write-offs and reserve adjustments at its various Argentine subsidiaries, $3.1 million of other asset write-offs, and $4.0 million related to the put provisions contained in a joint venture agreement.

(4) In the second quarter of fiscal 2000, the Company recorded a $65.0 million additional provision for doubtful accounts related to a change in its methodology of determining its allowance for doubtful accounts.

(5) In the third quarter of fiscal 2000, the Company recorded restructuring and other charges of $25.1 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead and a $3.0 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

(6) In the fourth quarter of fiscal 2000, the Company recorded restructuring and other charges of $18.2 million related to the closure or downsizing of certain non-emergency service areas and the reduction of corporate overhead, a $12.2 million charge to establish reserves for both reported and unreported workers compensation claims, and a $6.8 million additional provision for doubtful accounts related to uncollectible accounts in those service areas that are being closed or downsized.

                             RURAL/METRO CORPORATION

                                   SCHEDULE II

                             RURAL/METRO CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                      JUNE 30,
                                        -------------------------------------
                                           2001          2000          1999
                                        ---------     ---------     ---------
                                                    (IN THOUSANDS)
Allowance for doubtful accounts
Balance at beginning of year ........   $  87,752     $  43,392     $  69,552
Provision charged to expense ........     102,470       160,623        81,227
Write-offs ..........................    (124,993)     (116,263)     (107,387)
                                        ---------     ---------     ---------
Balance at end of year ..............   $  65,229     $  87,752     $  43,392
                                        =========     =========     =========

                                                      JUNE 30,
                                        -------------------------------------
                                           2001          2000          1999
                                        ---------     ---------     ---------
                                                    (IN THOUSANDS)
Restructuring allowances
Balance at beginning of year ........   $   8,132     $   1,328     $   5,407
Provision ...........................       9,091        34,047         2,500
Payments/usage ......................     (11,054)      (27,243)       (6,579)
                                        ---------     ---------     ---------
Balance at end of year ..............   $   6,169     $   8,132     $   1,328
                                        =========     =========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                AGE              POSITIONS WITH THE COMPANY
     ----                ---              --------------------------

Cor J. Clement, Sr.      53       Chairman of the Board and Director (3)

Jack E. Brucker          49       President, Chief Executive Officer and
                                  Director

John S. Banas III        39       Senior Vice President and General Counsel

Randall L. Harmsen       50       Vice President - Finance, Chief Accounting
                                  Officer

Mary Anne Carpenter      56       Director (1) (4)

Louis G. Jekel           60       Vice Chairman of the Board, Secretary and
                                  Director (3)

William C. Turner        72       Director (1) (2) (3) (4)

Henry G. Walker          54       Director (1) (3) (4)

Louis A. Witzeman        76       Director (2)

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended June 30, 1999, 2000, and 2001 by our Chief Executive Officer and our three most highly compensated executive officers who were in office at June 30, 2001. The table also sets forth this information for one other executive officer who is no longer with our company at June 30, 2001, whose aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                 COMPENSATION AWARDS
                                                                               ------------------------
                                                ANNUAL COMPENSATION            RESTRICTED    SECURITIES      ALL OTHER
NAME AND PRINCIPAL                      ---------------------------------        STOCK       UNDERLYING    COMPENSATION
POSITION AT YEAR-END                    YEAR     SALARY($)(1)    BONUS($)      AWARD(S)($)   OPTIONS(#)       ($)(2)
--------------------                    ----     ------------    --------      -----------   ----------       ------
Jack E. Brucker                         2001      $ 447,077      $ 43,600      $     --       200,000        $  3,200
Chief Executive Officer                 2000      $ 314,246      $     --      $     --        21,000        $  3,200
and President(3)                        1999      $ 250,000      $ 25,000      $ 45,000(4)     39,000        $ 65,559(5)

Dr. Michel Sucher                       2001      $ 201,923      $ 19,500      $     --        75,000        $  3,200
Former Senior Vice President and        2000      $ 184,231      $     --      $     --        12,500        $  3,200
Chief Medical Officer(6)                1999      $ 175,000      $     --      $     --        21,600        $  3,200

Robert B. Hillier                       2001      $ 215,385      $ 20,000      $     --        75,000        $  2,008
Former Senior Vice President and        2000      $ 170,385      $     --      $     --        12,500        $  2,008
Chief Administrative Officer(6)         1999      $ 137,500      $     --      $     --        21,600        $  2,600

John S. Banas III                       2001      $ 207,800      $ 18,020      $     --       150,000        $     --
Senior Vice President and General       2000      $ 126,438      $     --      $     --        17,500        $     --
Counsel(6)

Randall L. Harmsen (6)                  2001      $ 182,577      $     --      $     --            --        $     --
Vice President of Finance               2000      $      --      $     --      $     --        20,000        $     --
                                        1999      $      --      $     --      $     --            --        $     --

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                    INDIVIDUAL GRANTS
                      ------------------------------------------
                        NUMBER OF      PERCENT OF
                       SECURITIES     TOTAL OPTIONS
                       UNDERLYING      GRANTED TO    EXERCISE OR                GRANT DATE
                         OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION  PRESENT VALUE
                      GRANTED(#)(1)    FISCAL YEAR     ($/SH)         DATE          $(2)
                      -------------    -----------     ------         ----          ----
John S. Banas III       150,000(3)        9.5%         $ 1.50        8/21/10     $  97,155
Jack E. Brucker         200,000(4)       12.6%         $ 2.00        4/20/10     $ 187,995
Randall L. Harmsen            0            --%         $   --             --     $      --
Robert B. Hillier        75,000(5)        4.7%         $ 1.50        8/21/10     $  48,578
Dr. Michel Sucher        75,000(6)        4.7%         $ 1.50        8/21/10     $  48,578

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

(5) Mr. Hillier resigned in January 2001, at which time 50,000 of these options were canceled pursuant to the terms of the options.

(6) Dr. Sucher was terminated in July 2001, and all of the unvested options will expire October 8, 2002 pursuant to the terms of his severance agreement.

OPTION HOLDINGS

     The following table represents certain information respecting the options held by the listed officers as of June 30, 2001. None of the officers listed exercised options during fiscal 2001.

                          FISCAL YEAR-END OPTIONS HELD

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED
                                                         OPTIONS AT
                                                    FISCAL YEAR-END(#)(1)
                                                 ---------------------------
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

EMPLOYMENT AGREEMENTS

     In February 2000, Jack E. Brucker became our President and Chief Executive Officer. In April 2001, we entered into an employment agreement with Mr. Brucker for a two-year term expiring April 19, 2003, renewable for one-year periods thereafter. Under this employment agreement, he received a base salary of $460,000. Effective July 1, 2001, we entered into a new employment agreement for a five-year term expiring July 1, 2006, which automatically renews for one-year periods thereafter. Under Mr. Brucker's current employment agreement, he receives a base salary of $600,000, and participates in our stock option plans and other generally available benefit programs. Mr. Brucker also received a signing bonus of $200,000, 50% of which was payable to him on July 1, 2001, and 50% of which is payable by July 1, 2002. In addition, Mr. Brucker participates in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Brucker's current employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment agreement for good reason, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period equal to the greater of (i) two years, or (ii) five years minus the number of days between July 1, 2001, and the effective date of termination of employment. If Mr. Brucker terminates his employment agreement without good reason (and for reasons other than health considerations), he will not receive any severance benefits and will pay us a sum equal to the net base salary received by him during the period equal to the greater of (i) two years preceding termination of employment, or (ii) five years minus the number of days between July 1, 2001 and the effective date of the termination of employment.

     Under the employment agreement, Mr. Brucker has agreed not to compete against us after the termination of the employment agreement for a period equal to the greater of (i) two years, or (ii) five years minus the number of days between July 1, 2001 and the effective date of the termination of employment. Mr. Brucker may elect to shorten such non-compete period to not less than 12 months. Upon such election we will no longer be required to pay Mr. Brucker any severance benefits. In addition, if Mr. Brucker is receiving severance benefits under the employment agreement and he elects to solicit clients, employees, or otherwise competes with us at any time after his termination of employment or discloses confidential information, we will no longer be obligated to pay Mr. Brucker any severance benefits.

     In April 2001, we entered into an employment agreement with Mr. John Banas to become our Senior Vice President and General Counsel for a two-year term expiring April 23, 2003, which automatically renews for one-year periods thereafter. Under Mr. Banas' employment agreement, he is to receive a base salary of $240,000, and is entitled to participate in our stock option plans and our other generally available benefit programs. Mr. Banas is also entitled to participate in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Banas' employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment agreement for good reason, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period of twenty-four months. If Mr. Banas terminates his employment agreement without good reason, he will not receive any severance benefits.

     Under the employment agreement, Mr. Banas has agreed not to compete against us after the termination of the employment agreement for a period of 24 months after the effective date of the termination of employment. Mr. Banas may elect to shorten such non-compete period to 12 months. Upon such election we will no longer be required to pay Mr. Banas any severance benefits. In addition, if Mr. Banas is receiving severance benefits under the employment agreement and he elects to solicit clients, employees, or otherwise competes with us at any time after his termination of employment or discloses confidential information, we will no longer be obligated to pay Mr. Brucker any severance benefits.

     Employment agreements with Mr. Hillier and Dr. Sucher expired in December 2000. Due to Mr. Hillier's termination on January 13, 2001 and Dr. Sucher termination on July 12, 2001, Mr. Hillier and Dr. Sucher are entitled to receive certain severance benefits, including base salary and other benefits provided by the agreements for one year from the date of termination.

     In addition, each of the employment agreements provides for us to indemnify each executive for certain liabilities arising from actions taken within the scope of employment.

     Change of control agreements entered into by Messrs. Brucker, Sucher, Hillier, and Banas provide that in the event of a change of control and the surviving entity or individuals in control do not offer such persons employment, terminate their employment without cause, or such persons terminate their employment for good reason, such persons will receive a lump sum equal to (A) 150% (200% in the case of Mr. Brucker) of (i) their applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to them during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under such employees employment agreement. In addition, each executive would be entitled to receive certain benefits, including the acceleration of exercisability of their stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. Pursuant to the terms of the change of control agreements, the health and other benefits received under the change of control agreement by such executive will be reduced or eliminated to the extent such benefits are received under the executive's employment agreement. In addition, the change of control agreements place a ceiling on the aggregate amount of benefits any executive may receive under the agreement. Each executive will receive an amount equal to 2.99 times the amount of annualized includable compensation received by the executive as determined under the Internal Revenue Code. Any payments received under the change of control agreement may be reduced by amounts we pay such executive under their respective employment agreements.

     For purposes of the change of control agreements, "good reason" includes a reduction of their respective duties and/or salary or the surviving entity's failure to assume their respective employment and change of control agreements. For purposes of the change of control agreements, a "change of control" includes
(i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of our then outstanding voting securities; (ii) during any two-year period, our Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who were directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by our stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets. Mr. Hillier's and Dr. Sucher's change of control agreements terminated upon their termination.

     During January 2000, John Furman resigned as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Furman will receive a severance benefit equivalent to his then existing annual base salary of $420,000 through January 2002. In connection with the employment agreement, during July 1999 we granted Mr. Furman stock options to purchase 100,000 shares of our common stock. These stock options were fully vested and exercisable on the date of grant, and will remain exercisable through January 2003. In addition, all unvested options held by Mr. Furman upon his resignation immediately vested and will remain exercisable through January 2002.

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

                                                       AMOUNT
                                                    BENEFICIALLY
                                                        OWNED
NAME OF BENEFICIAL OWNER                              (1)(2)(3)     PERCENT(2)
------------------------                            -----------     ----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Jack E. Brucker                                       306,000 (4)       2.0
John S. Banas III                                     131,979 (4)        *
Mary Anne Carpenter                                    22,500 (4)        *
Cor J. Clement, Sr.                                    38,250 (4)        *
Randall L. Harmsen.                                    24,445 (4)        *
Robert B. Hillier                                      72,934 (4)        *
Louis G. Jekel                                        134,963 (5)        *
Dr. Michel Sucher                                     153,005 (4)       1.0
William C. Turner                                      38,000 (4)        *
Henry G. Walker                                        25,500 (4)        *
Louis A. Witzeman                                     140,273 (6)        *
Executive officers and directors as a group (9
persons)                                              861,410           5.5

5% STOCKHOLDERS:
ESOP                                                  816,617 (7)       5.4
Ernst Matthijs Hendrik Van der Lee, Ernst-Willem
Van der Lee, Nicolaas P. Monteban, Mark J.
Rosman, Mark S. Howells and Bruce W. Derrick        2,057,923 (8)      13.6

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

(8) Represents 2,057,923 shares of common stock beneficially owned by a group consisting of Ernst Matthijs Hendrik Van der Lee, Ernst-Willem Van der Lee, Nicolaas P. Monteban, Mark J. Rosman, Mark S. Howells and Bruce W. Derrick. Messrs. Van der Lee, Van der Lee, Monteban, Rosman, Howells and Derrick have sole voting and dispositive power of all of such shares. The address of Messrs. Van der Lee, Van der Lee, Monteban, Rosman, Howells and Derrick is c/o P. Robert Moya, Esq., Quarles & Brady Streich Lang, Two North Central Avenue, Phoenix, Arizona 85004. Information is based solely on the group's Schedule 13D/A filed with the Securities and Exchange Commission dated August 24, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

                                                                            PAGE
                                                                            ----
          (i)   Financial Statements
                (1) Report of Independent Public Accountants..................48
                (2) Consolidated Financial Statements Consolidated Balance
                    Sheets at June 30, 2001 and 2000..........................49
                    Consolidated Statements of Operations for the Years
                    Ended June 30, 2001, 2000, and 1999.......................50
                    Consolidated Statements of Changes in Stockholders'
                    Equity for the Years Ended June 30, 2001, 2000, and 1999..51 Consolidated Statements of Cash Flows for the Years
                    Ended June 30, 2001, 2000, and 1999.......................52
                    Consolidated Statements of Comprehensive Income (Loss)
                    for the Years Ended June 30, 2001, 2000 and 1999..........53
                    Notes to Consolidated Financial Statements................54

          (ii)  Financial Statement Schedule
                    Schedule II Valuation and Qualifying Accounts.............87
                    All other schedules have been omitted on the basis of immateriality or because such schedules are not otherwise applicable

          (iii) Exhibits
                    See index to exhibits below.

     (b)  Reports on Form 8-K:

          We filed the following report on Form 8-K during the quarter ended June 30, 2001:

          Report on Form 8-K filed with the Commission on April 16, 2001 relating to the Fifth Amendment to the Provisional Waiver and Standstill Agreement dated as of April 23, 2001.

     (c)  Exhibits

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
  ---                         ----------------------
2        Plan and Agreement of Merger and Reorganization,  dated as of April 26,
         1993(1)

3.1(a) Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995(6)

3.1(b) Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities Transfer, Inc., the Rights Agent(7)

3.2      Amended and Restated Bylaws of the Registrant(1)

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
  ---                         ----------------------
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

10.16(g) Employment Agreement by and between Registrant and John B. Furman effective July 29, 1999(17)

10.16(h) Change of  Control  Agreement  by and  between  Registrant  and John B.
         Furman, effective November 1, 1999(17)

10.16(i) Severance Agreement by and between Warren S. Rustand and Registrant effective August 24, 1998(14)

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
  ---                         ----------------------

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

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
  ---                         ----------------------

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

                                       RURAL/METRO CORPORATION

April 30, 2002                         By: /s/ JACK E. BRUCKER
                                           -------------------------------------
                                           Jack E. Brucker
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                         DATE
      ---------                         -----                         ----

/s/ COR J. CLEMENT          Chairman of the Board of Directors    April 30, 2002
------------------------
Cor J. Clement


/s/ LOUIS G. JEKEL          Vice Chairman of the                  April 30, 2002
------------------------    Board of Directors
Louis G. Jekel


/s/ JACK E. BRUCKER         President, Chief Executive            April 30, 2002
------------------------    Officer and Director
Jack E. Brucker             (Principal Executive Officer)


/s/ RANDALL L. HARMSEN      Vice President of Finance             April 30, 2002
------------------------    (Principal Financial Officer and
Randall L. Harmsen          Principal Accounting Officer)


/s/ MARY ANNE CARPENTER     Director                              April 30, 2002
------------------------
Mary Anne Carpenter


/s/ WILLIAM C. TURNER       Director                              April 30, 2002
------------------------
William C. Turner


/s/ HENRY G. WALKER         Director                              April 30, 2002
------------------------
Henry G. Walker


/s/ LOUIS A. WITZEMAN       Director                              April 30, 2002
------------------------
Louis A. Witzeman