Form 10-Q
period 2002-03-31
RURAL METRO CORP /DE/
filed 2002-05-15
CIK 906326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 9, 2002, there were 15,459,588 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2002

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements:

                   Consolidated Balance Sheets                                 4

                   Consolidated Statements of Operations                       5

                   Consolidated Statements of Cash Flows                       6

                   Consolidated Statements of Comprehensive Income (Loss)      7

                   Notes to Consolidated Financial Statements                  8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          24

         Item 3. Quantitative and Qualitative Disclosures About Market Risk   34

Part II. Other Information

         Item 1. Legal Proceedings                                            34

         Item 6. Exhibits and Reports on Form 8-K                             35

         Signatures                                                           37

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND JUNE 30, 2001
                                 (IN THOUSANDS)

                                                       MARCH 31,       JUNE 30,
                                                         2002           2001
                                                       ---------      ---------
                                                      (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash                                                 $   5,905      $   8,699
  Accounts receivable, net                                99,862        103,260
  Inventories                                             13,058         13,173
  Prepaid expenses and other                               4,818          5,248
                                                       ---------      ---------
     Total current assets                                123,643        130,380

PROPERTY AND EQUIPMENT, net                               49,787         57,999

INTANGIBLE ASSETS, net                                    92,355         92,424

OTHER ASSETS                                              16,952         17,787
                                                       ---------      ---------

                                                       $ 282,737      $ 298,590
                                                       =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                     $   8,205      $  12,915
  Accrued liabilities                                     74,914         96,507
  Current portion of long-term debt                      293,397        294,439
                                                       ---------      ---------
     Total current liabilities                           376,516        403,861

LONG-TERM DEBT, net of current portion                     4,571          1,286

NON-REFUNDABLE SUBSCRIPTION INCOME                        15,010         14,707

OTHER LIABILITIES                                            784            883
                                                       ---------      ---------

        Total liabilities                                396,881        420,737
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                           379          8,379
                                                       ---------      ---------

STOCKHOLDERS' DEFICIT
  Common stock                                               157            152
  Additional paid-in capital                             138,212        137,948
  Accumulated deficit                                   (261,057)      (267,401)
  Accumulated other comprehensive income                   9,404             14
  Treasury stock                                          (1,239)        (1,239)
                                                       ---------      ---------
        Total stockholders' deficit                     (114,523)      (130,526)
                                                       ---------      ---------

                                                       $ 282,737      $ 298,590
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2002

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                             MARCH 31,                 MARCH 31,
                                       ----------------------    ----------------------
                                         2002         2001         2002         2001
                                       ---------    ---------    ---------    ---------
REVENUE
  Ambulance services                   $ 100,054    $ 101,923    $ 298,488    $ 303,867
  Fire protection services                16,066       15,364       47,825       46,228
  Other                                    8,541        9,435       27,774       30,074
                                       ---------    ---------    ---------    ---------
       Total revenue                     124,661      126,722      374,087      380,169
                                       ---------    ---------    ---------    ---------

OPERATING EXPENSES
  Payroll and employee benefits           68,266       76,080      216,073      220,056
  Provision for doubtful accounts         18,147       19,089       51,662       67,526
  Depreciation                             3,936        5,336       12,181       16,463
  Amortization of intangibles                (10)       1,815           69        5,553
  Other operating expenses                23,485       40,436       70,348       91,972
  Contract loss costs and impairment          --           --           --        5,190
                                       ---------    ---------    ---------    ---------
       Total expenses                    113,824      142,756      350,333      406,760
                                       ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                   10,837      (16,034)      23,754      (26,591)
  Interest expense, net                    6,273        7,592       18,819       23,295
  Other                                       --         (474)          (9)      (1,297)
                                       ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES          4,564      (23,152)       4,944      (48,589)
  Income tax provision (benefit)             200          494       (1,400)         716
                                       ---------    ---------    ---------    ---------

NET INCOME (LOSS)                      $   4,364    $ (23,646)   $   6,344    $ (49,305)
                                       =========    =========    =========    =========

INCOME (LOSS) PER SHARE

  BASIC INCOME (LOSS) PER SHARE        $    0.29    $   (1.60)   $    0.42    $   (3.36)
                                       =========    =========    =========    =========

  DILUTED INCOME (LOSS) PER SHARE      $    0.28    $   (1.60)   $    0.41    $   (3.36)
                                       =========    =========    =========    =========

AVERAGE NUMBER OF
  SHARES OUTSTANDING - BASIC              15,120       14,805       15,084       14,692
                                       =========    =========    =========    =========

AVERAGE NUMBER OF
  SHARES OUTSTANDING - DILUTED            15,626       14,805       15,331       14,692
                                       =========    =========    =========    =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           2002        2001
                                                                         --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $  6,344    $(49,305)
  Adjustments to reconcile net income (loss) to cash
    provided by operations--
    Write-off of goodwill impaired with termination of contract                --       4,287
    Depreciation and amortization                                          12,250      22,016
    Amortization of gain on sale of real estate                                --         (78)
    Gain on sale of property and equipment                                   (294)       (387)
    Provision for doubtful accounts                                        51,662      67,526
    Undistributed losses of minority shareholders                              (9)     (1,297)
    Amortization of discount on Senior Notes                                   19          19
    Change in assets and liabilities ---
      Increase in accounts receivable                                     (50,313)    (47,752)
      (Increase) decrease in inventories                                      106      (2,522)
      Decrease in prepaid expenses and other                                  142         776
      (Increase) decrease in other assets                                  (3,091)      2,441
      Increase (decrease) in accounts payable                              (1,666)        894
      Increase (decrease) in accrued liabilities and other liabilities    (11,287)      5,041
      Increase in nonrefundable subscription income                           303         802
                                                                         --------    --------
         Net cash provided by operating activities                          4,166       2,461
                                                                         --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (4,462)     (4,551)
  Proceeds from the sale of property and equipment                            986       1,865
  (Increase) decrease in other assets                                        (614)         70
                                                                         --------    --------
         Net cash used in investing activities                             (4,090)     (2,616)
                                                                         --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility                                  (1,263)     (2,471)
  Repayments of other debt and capital lease obligations                   (1,470)     (2,018)
  Issuance of common stock                                                    269         348
                                                                         --------    --------
         Net cash used in financing activities                             (2,464)     (4,141)
                                                                         --------    --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH                             (406)        264
                                                                         --------    --------

DECREASE IN CASH                                                           (2,794)     (4,032)

CASH, beginning of period                                                   8,699      10,287
                                                                         --------    --------

CASH, end of period                                                      $  5,905    $  6,255
                                                                         ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             RURAL/METRO CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                MARCH 31,              MARCH 31,
                                           -------------------    -------------------
                                             2002       2001        2002       2001
                                           --------   --------    --------   --------
NET INCOME (LOSS)                          $  4,364   $(23,646)   $  6,344   $(49,305)

Foreign currency translation adjustments      5,186        263       9,390        264
                                           --------   --------    --------   --------

COMPREHENSIVE INCOME (LOSS)                $  9,550   $(23,383)   $ 15,734   $(49,041)
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

(1)  INTERIM RESULTS

     In the opinion of management, the consolidated financial statements for the three and nine-month periods ended March 31, 2002 and 2001 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and nine-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001. Certain financial information for prior periods has been reclassified to conform to the current presentation.

(2)  GOING CONCERN

     Although the Company generated net income of approximately $6.3 million for the nine months ended March 31, 2002, it incurred net losses of approximately $226.7 million and $101.3 million for the fiscal years ended June 30, 2001 and 2000, respectively. Additionally, at March 31, 2002, the Company had a net working capital deficit of $252.9 million (primarily as a result of the classification as current liabilities of amounts outstanding under its revolving credit facility and 7 7/8% Senior Notes due 2008) as well as a stockholders' deficit of $114.5 million. As described in Note 3, the Company operated under a waiver of financial covenant compliance relating to its revolving credit facility from December 31, 1999 through April 1, 2002.

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

     The Company's ability to continue as a going concern depends on the continued success of its current business model as well as its ability to restructure its debt. Although there can be no assurance, the Company believes that it will be successful in sustaining profitable operations and restructuring its debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  LONG-TERM DEBT

     The Company's long-term debt consists of the following at March 31, 2002 and June 30, 2001 (in thousands):

                                                                           MARCH 31,     JUNE 30,
                                                                             2002         2001
                                                                           ---------    ---------
     7 7/8% Senior Notes due 2008, net of discount of
        $154 and $173, respectively                                        $ 149,846    $ 149,827
     Revolving credit facility                                               141,779      143,042
     Note payable (See Note 4)                                                 4,832           --
     Capital lease obligations and other notes payable, at varying rates
       from 3.8% to 12.75%, due through 2006                                   1,511        2,856
                                                                           ---------    ---------

                                                                             297,968      295,725
     Less: Current portion                                                  (293,397)    (294,439)
                                                                           ---------    ---------

                                                                           $   4,571    $   1,286
                                                                           =========    =========

     The Company is not in compliance with the financial covenants contained in the agreement relating to its revolving credit facility, as amended. The Company has received a compliance waiver, as amended, (the "waiver") covering periods from December 31, 1999 through April 1, 2002. The Company is in negotiation with its lenders to either extend the waiver or restructure the revolving credit facility. The waiver covered the representations and warranties relating to no material adverse changes as well as the lack of compliance with the following financial covenants: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The waiver stipulated that no additional borrowings would be available to the Company through the end of the waiver period and required the Company to: (i) engage certain financial advisors;
     (ii) meet certain  benchmarks for projected cash balances and expenditures;
     (iii) maintain positive consolidated operating income net of restructuring charges; (iv) pay reasonable fees and expenses related to the professionals employed on behalf of the Steering Committee, as defined in the waiver; and, (v) reduce the outstanding balance on the revolving credit facility upon the occurrence of certain events such as the sale of certain assets. During certain periods covered by the waiver, the Company was not in compliance with the requirement that it maintain positive consolidated net operating income net of restructuring charges. As the Company's 7 7/8%
     Senior Notes due 2008 (the "Senior Notes") contain a cross-default provision, the balances outstanding on both the revolving credit facility and Senior Notes have been classified as current liabilities in the Company's consolidated balance sheets as of March 31, 2002 and June 30, 2001.

     In connection with the waiver, the Company supported the formation of a Steering Committee comprised of bank lenders and Senior Note holders to further explore debt-restructuring opportunities. As part of this support, the Company funded the Steering Committee's advisors for a period of time. The obligation to fund these advisor fees has been satisfied and discontinued. The Company intends to continue discussions and to negotiate with its bank lenders and Senior Note holders in an effort to reduce the Company's debt under both the revolving credit facility and the Senior Notes, so as to further improve its liquidity and long-term financial flexibility. The Company intends to consider all appropriate strategies to achieve these objectives.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Borrowings under the revolving credit facility bear interest at prime plus .25% payable monthly. Additional interest accrued at an annual rate of 2.0% during the waiver period. The Company continues to accrue the additional interest.

     Effective May 1, 2002 a letter of credit in the amount of $2.6 million was drawn on the lender bank, increasing amounts outstanding under the revolving credit facility to $144.4 million and reducing the letters of credit issued on the Company's behalf to $3.6 million. The letters of credit mature at various times during the year and are generally renewable on an annual basis.

     In March 1998, the Company issued $150.0 million of its Senior Notes which are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic wholly-owned subsidiaries. The consolidating financial statements presented below include Rural/Metro Corporation (the Parent), the guarantor subsidiaries (the Guarantors) and the subsidiaries which are not guarantors (the Non-Guarantors). The Company has not presented separate financial statements and related disclosures for each of the Guarantor subsidiaries because the Company believes such information would not be material to investors making an investment decision.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                       $      --      $   5,452      $     453      $      --      $   5,905
  Accounts receivable, net                          --         92,647          7,215             --         99,862
  Inventories                                       --         13,016             42             --         13,058
  Prepaid expenses and other                       583          4,039            196             --          4,818
                                             ---------      ---------      ---------      ---------      ---------
     Total current assets                          583        115,154          7,906             --        123,643
PROPERTY AND EQUIPMENT, net                         --         49,436            351             --         49,787
INTANGIBLE ASSETS, net                              --         86,541          5,814             --         92,355
DUE FROM (TO) AFFILIATES                       267,371       (211,014)       (56,357)            --             --
OTHER ASSETS                                     2,675         13,341            936             --         16,952
INVESTMENTS IN SUBSIDIARIES                    (87,007)            --             --         87,007             --
                                             ---------      ---------      ---------      ---------      ---------

                                             $ 183,622      $  53,458      $ (41,350)     $  87,007      $ 282,737
                                             =========      =========      =========      =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                           $      --      $   6,179      $   2,026      $      --      $   8,205
  Accrued liabilities                            6,520         65,362          3,032             --         74,914
  Current portion of long-term debt            291,625          1,712             60             --        293,397
                                             ---------      ---------      ---------      ---------      ---------
     Total current liabilities                 298,145         73,253          5,118             --        376,516
LONG-TERM DEBT, net of current portion              --          4,571             --             --          4,571
NON-REFUNDABLE SUBSCRIPTION INCOME                  --         14,993             17             --         15,010
OTHER LIABILITIES                                   --            784             --             --            784
DEFERRED INCOME TAXES                               --          1,164         (1,164)            --             --
                                             ---------      ---------      ---------      ---------      ---------
        Total liabilities                      298,145         94,765          3,971             --        396,881
                                             ---------      ---------      ---------      ---------      ---------

MINORITY INTEREST                                   --             --             --            379            379
                                             ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' DEFICIT
  Common stock                                     157             82             17            (99)           157
  Additional paid-in capital                   138,212         54,622         34,942        (89,564)       138,212
  Accumulated deficit                         (261,057)       (96,011)       (89,684)       185,695       (261,057)
  Accumulated other comprehensive income         9,404             --          9,404         (9,404)         9,404
  Treasury stock                                (1,239)            --             --             --         (1,239)
                                             ---------      ---------      ---------      ---------      ---------
        Total stockholders' deficit           (114,523)       (41,307)       (45,321)        86,628       (114,523)
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 183,622      $  53,458      $ (41,350)     $  87,007      $ 282,737
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                       $      --      $   6,763      $   1,936      $      --      $   8,699
  Accounts receivable, net                          --         93,471          9,789             --        103,260
  Inventories                                       --         13,093             80             --         13,173
  Prepaid expenses and other                       531          4,376            341             --          5,248
                                             ---------      ---------      ---------      ---------      ---------
     Total current assets                          531        117,703         12,146             --        130,380
PROPERTY AND EQUIPMENT, net                         --         57,271            728             --         57,999
INTANGIBLE ASSETS, net                              --         86,573          5,851             --         92,424
DUE FROM (TO) AFFILIATES                       294,729       (235,817)       (58,912)            --             --
OTHER ASSETS                                     2,356         13,064          2,367             --         17,787
INVESTMENTS IN SUBSIDIARIES                   (127,702)            --             --        127,702             --
                                             ---------      ---------      ---------      ---------      ---------

                                             $ 169,914      $  38,794      $ (37,820)     $ 127,702      $ 298,590
                                             =========      =========      =========      =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                           $      --      $   9,478      $   3,437      $      --      $  12,915
  Accrued liabilities                            7,571         73,236         15,700             --         96,507
  Current portion of long-term debt            292,869          1,315            255             --        294,439
                                             ---------      ---------      ---------      ---------      ---------
     Total current liabilities                 300,440         84,029         19,392             --        403,861
LONG-TERM DEBT, net of current portion              --          1,272             14             --          1,286
NON-REFUNDABLE SUBSCRIPTION INCOME                  --         14,707             --             --         14,707
DEFERRED INCOME TAXES                               --          1,164         (1,164)            --             --
OTHER LIABILITIES                                   --            883             --             --            883
                                             ---------      ---------      ---------      ---------      ---------
        Total liabilities                      300,440        102,055         18,242             --        420,737
                                             ---------      ---------      ---------      ---------      ---------

MINORITY INTERESTS                                  --             --             --          8,379          8,379
                                             ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' DEFICIT
  Common stock                                     152             82             17            (99)           152
  Additional paid-in capital                   137,948         54,622         34,942        (89,564)       137,948
  Accumulated deficit                         (267,401)      (117,965)       (91,035)       209,000       (267,401)
  Accumulated other comprehensive income            14             --             14            (14)            14
  Treasury stock                                (1,239)            --             --             --         (1,239)
                                             ---------      ---------      ---------      ---------      ---------
        Total stockholders' deficit           (130,526)       (63,261)       (56,062)       119,323       (130,526)
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 169,914      $  38,794      $ (37,820)     $ 127,702      $ 298,590
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
REVENUE
  Ambulance services                         $      --      $  93,595      $   6,459      $      --      $ 100,054
  Fire protection services                          --         15,761            305             --         16,066
  Other                                             --          8,469             72             --          8,541
                                             ---------      ---------      ---------      ---------      ---------
      Total revenue                                 --        117,825          6,836             --        124,661
                                             ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits                     --         63,557          4,709             --         68,266
  Provision for doubtful accounts                   --         17,970            177             --         18,147
  Depreciation                                      --          3,753            183             --          3,936
  Amortization of intangibles                       --            (22)            12             --            (10)
  Other operating expenses                          --         22,059          1,426             --         23,485
                                             ---------      ---------      ---------      ---------      ---------
      Total expenses                                --        107,317          6,507             --        113,824
                                             ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                                    --         10,508            329             --         10,837
  Interest expense, net                          5,105            904            264             --          6,273
  Other                                             --             --             --             --             --
                                             ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EQUITY IN INCOME                          (5,105)         9,604             65             --          4,564
  Income tax provision                              --            200             --             --            200
                                             ---------      ---------      ---------      ---------      ---------

                                                (5,105)         9,404             65             --          4,364
EQUITY IN INCOME OF SUBSIDIARIES                 9,469             --             --         (9,469)            --
                                             ---------      ---------      ---------      ---------      ---------

NET INCOME                                   $   4,364      $   9,404      $      65      $  (9,469)     $   4,364
                                             =========      =========      =========      =========      =========

  Foreign currency translation adjustments          --             --          5,186             --          5,186
  Comprehensive income of
    wholly-owned subsidiaries                    5,186             --             --         (5,186)            --
                                             ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME                         $   9,550      $   9,404      $   5,251      $ (14,655)     $   9,550
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
REVENUE
  Ambulance services                         $      --      $  89,072      $  12,851      $      --      $ 101,923
  Fire protection services                          --         15,071            293             --         15,364
  Other                                             --          8,488            947             --          9,435
                                             ---------      ---------      ---------      ---------      ---------
       Total revenue                                --        112,631         14,091             --        126,722
                                             ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits                     --         66,617          9,463             --         76,080
  Provision for doubtful accounts                   --         18,008          1,081             --         19,089
  Depreciation                                      --          4,712            624             --          5,336
  Amortization of intangibles                       --          1,269            546             --          1,815
  Other operating expenses                          --         36,828          3,608             --         40,436
                                             ---------      ---------      ---------      ---------      ---------
       Total expenses                               --        127,434         15,322             --        142,756
                                             ---------      ---------      ---------      ---------      ---------

OPERATING LOSS                                      --        (14,803)        (1,231)            --        (16,034)
  Interest expense, net                          7,164            344             84             --          7,592
  Other                                             --             --             --           (474)          (474)
                                             ---------      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES AND
  EQUITY IN LOSSES                              (7,164)       (15,147)        (1,315)           474        (23,152)
  Income tax provision                              --            313            181             --            494
                                             ---------      ---------      ---------      ---------      ---------

                                                (7,164)       (15,460)        (1,496)           474        (23,646)

EQUITY IN LOSSES OF SUBSIDIARIES               (16,482)            --             --         16,482             --
                                             ---------      ---------      ---------      ---------      ---------

NET LOSS                                     $ (23,646)     $ (15,460)     $  (1,496)     $  16,956      $ (23,646)
                                             =========      =========      =========      =========      =========

  Foreign currency translation adjustments          --             --            263             --            263
  Comprehensive income of
    wholly-owned subsidiaries                      263             --             --           (263)            --
                                             ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE LOSS                           $ (23,383)     $ (15,460)     $  (1,233)     $  16,693      $ (23,383)
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
REVENUE
  Ambulance services                         $      --      $ 269,112      $  29,376      $      --      $ 298,488
  Fire protection services                          --         46,679          1,146             --         47,825
  Other                                             --         27,044            730             --         27,774
                                             ---------      ---------      ---------      ---------      ---------
       Total revenue                                --        342,835         31,252             --        374,087
                                             ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits                     --        193,850         22,223             --        216,073
  Provision for doubtful accounts                   --         50,813            849             --         51,662
  Depreciation                                      --         11,500            681             --         12,181
  Amortization of intangibles                       --             33             36             --             69
  Other operating expenses                          --         65,108          5,240             --         70,348
                                             ---------      ---------      ---------      ---------      ---------
       Total expenses                               --        321,304         29,029             --        350,333
                                             ---------      ---------      ---------      ---------      ---------

OPERATING INCOME                                    --         21,531          2,223             --         23,754
  Interest expense, net                         16,970            982            867             --         18,819
  Other                                             --             --             --             (9)            (9)
                                             ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EQUITY IN INCOME                         (16,970)        20,549          1,356              9          4,944
  Income tax provision (benefit)                    --         (1,405)             5             --         (1,400)
                                             ---------      ---------      ---------      ---------      ---------

                                               (16,970)        21,954          1,351              9          6,344

EQUITY IN INCOME OF SUBSIDIARIES                23,314             --             --        (23,314)            --
                                             ---------      ---------      ---------      ---------      ---------

NET INCOME                                   $   6,344      $  21,954      $   1,351      $ (23,305)     $   6,344
                                             =========      =========      =========      =========      =========

  Foreign currency translation adjustments          --             --          9,390             --          9,390
  Comprehensive income of
    wholly-owned subsidiaries                    9,390             --             --         (9,390)            --
                                             ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME                         $  15,734      $  21,954      $  10,741      $ (32,695)     $  15,734
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Parent       Guarantors   Non-Guarantors  Eliminations   Consolidated
                                             ---------     ----------   --------------  ------------   ------------
REVENUE
  Ambulance services                         $      --      $ 262,663      $  41,204      $      --      $ 303,867
  Fire protection services                          --         45,371            857             --         46,228
  Other                                             --         26,474          3,600             --         30,074
                                             ---------      ---------      ---------      ---------      ---------
       Total revenue                                --        334,508         45,661             --        380,169
                                             ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
  Payroll and employee benefits                     --        189,316         30,740             --        220,056
  Provision for doubtful accounts                   --         64,297          3,229             --         67,526
  Depreciation                                      --         14,548          1,915             --         16,463
  Amortization of intangibles                       --          3,800          1,753             --          5,553
  Other operating expenses                          --         80,014         11,958             --         91,972
  Contract termination costs
     and related asset impairment                   --          5,190             --             --          5,190
                                             ---------      ---------      ---------      ---------      ---------
       Total expenses                               --        357,165         49,595             --        406,760
                                             ---------      ---------      ---------      ---------      ---------

OPERATING LOSS                                      --        (22,657)        (3,934)            --        (26,591)
  Interest expense, net                         22,283            262            750             --         23,295
  Other                                             --             --             --         (1,297)        (1,297)
                                             ---------      ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES AND
  EQUITY IN LOSSES                             (22,283)       (22,919)        (4,684)         1,297        (48,589)
  Income tax provision (benefit)                    --            810            (94)            --            716
                                             ---------      ---------      ---------      ---------      ---------

                                               (22,283)       (23,729)        (4,590)         1,297        (49,305)

EQUITY IN LOSSES OF SUBSIDIARIES               (27,022)            --             --         27,022             --
                                             ---------      ---------      ---------      ---------      ---------

NET LOSS                                     $ (49,305)     $ (23,729)     $  (4,590)     $  28,319      $ (49,305)
                                             =========      =========      =========      =========      =========

  Foreign currency translation adjustments          --             --            264             --            264
  Comprehensive income of
    wholly-owned subsidiaries                      264             --             --           (264)            --
                                             ---------      ---------      ---------      ---------      ---------

COMPREHENSIVE LOSS                           $ (49,041)     $ (23,729)     $  (4,326)     $  28,055      $ (49,041)
                                             =========      =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Parent     Guarantors   Non-Guarantors  Eliminations   Consolidated
                                                               ---------   ----------   --------------  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                                   $   6,344    $  21,954      $   1,351      $ (23,305)     $   6,344
  Adjustments to reconcile net income to cash
    provided by (used in) operations--
    Depreciation and amortization                                     --       11,533            717             --         12,250
    (Gain) loss on sale of property and equipment                     --          141           (435)            --           (294)
    Provision for doubtful accounts                                   --       50,813            849             --         51,662
    Undistributed losses of minority shareholders                     --           --             --             (9)            (9)
    Amortization of discount on Senior Notes                          19           --             --             --             19
    Change in assets and liabilities ---
      Increase in accounts receivable                                 --      (49,988)          (325)            --        (50,313)
      Decrease in inventories                                         --           77             29             --            106
      (Increase) decrease in prepaid expenses and other              (52)         337           (143)            --            142
      Increase in other assets                                      (319)      (2,614)          (158)            --         (3,091)
      Decrease in due to/from affiliates                          (3,541)     (16,812)        (2,555)        22,908             --
      Increase (decrease) in accounts payable                         --       (3,299)         1,633             --         (1,666)
      Decrease in accrued liabilities and other liabilities       (1,051)      (7,973)        (2,263)            --        (11,287)
      Increase in nonrefundable subscription income                   --          286             17             --            303
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating activities       1,400        4,455         (1,283)          (406)         4,166
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                --       (4,192)          (270)            --         (4,462)
  Proceeds from the sale of property and equipment                    --          386            600             --            986
  Increase in other assets                                            --         (614)            --             --           (614)
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing activities          --       (4,420)           330             --         (4,090)
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility                         (1,263)          --             --             --         (1,263)
  Repayment of other debt and capital lease obligations               --       (1,346)          (124)            --         (1,470)
  Issuance of common stock                                           269           --             --             --            269
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash used in financing activities                      (994)      (1,346)          (124)            --         (2,464)
                                                               ---------    ---------      ---------      ---------      ---------

EFFECT OF CURRENCY EXCHANGE RATE
  CHANGES ON CASH                                                   (406)          --           (406)           406           (406)
                                                               ---------    ---------      ---------      ---------      ---------

DECREASE IN CASH                                                      --       (1,311)        (1,483)            --         (2,794)

CASH, beginning of period                                             --        6,763          1,936             --          8,699
                                                               ---------    ---------      ---------      ---------      ---------

CASH, end of period                                            $      --    $   5,452      $     453      $      --      $   5,905
                                                               =========    =========      =========      =========      =========

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Parent     Guarantors   Non-Guarantors  Eliminations   Consolidated
                                                               ---------   ----------   --------------  ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                     $ (49,305)   $ (23,729)     $  (4,590)     $  28,319      $ (49,305)
  Adjustments to reconcile net loss to cash
    provided by (used in) operations--
    Write-off of goodwill impaired with termination
      of contract                                                     --        4,287             --             --          4,287
    Depreciation and amortization                                     --       18,348          3,668             --         22,016
    Amortization of gain on sale of real estate                       --          (78)            --             --            (78)
    Gain on sale of property and equipment                            --         (374)           (13)            --           (387)
    Provision for doubtful accounts                                   --       64,297          3,229             --         67,526
    Undistributed loss of minority shareholder                        --           --             --         (1,297)        (1,297)
    Amortization of discount on Senior Notes                          19           --             --             --             19
    Change in assets and liabilities ---
      (Increase) decrease in accounts receivable                      --      (47,764)            12             --        (47,752)
      Increase in inventories                                         --       (2,362)          (160)            --         (2,522)
      Decrease in prepaid expenses and other                          --          604            172             --            776
      (Increase) decrease in other assets                          1,030         (616)         2,027             --          2,441
      (Increase) decrease in due to/from affiliates               51,947      (18,782)        (6,407)       (26,758)            --
      Increase (decrease) in accounts payable                         --       (3,830)         4,724             --            894
      Increase (decrease) in accrued liabilities and
        other liabilities                                         (1,832)      10,020         (3,147)            --          5,041
      Increase in nonrefundable subscription income                   --          790             12             --            802
      Increase (decrease) in deferred income taxes                    --          525           (525)            --             --
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) operating activities       1,859        1,336           (998)           264          2,461
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                --       (4,667)           116             --         (4,551)
  Proceeds from the sale of property and equipment                    --        1,823             42             --          1,865
  Decrease in other assets                                            --           70             --             --             70
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash provided by (used in) investing activities          --       (2,774)           158             --         (2,616)
                                                               ---------    ---------      ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility                         (2,471)          --             --             --         (2,471)
  Repayment of debt and capital lease obligations                     --       (1,754)          (264)            --         (2,018)
  Issuance of common stock                                           348           --             --             --            348
                                                               ---------    ---------      ---------      ---------      ---------
         Net cash used in financing activities                    (2,123)      (1,754)          (264)            --         (4,141)
                                                               ---------    ---------      ---------      ---------      ---------


EFFECT OF CURRENCY EXCHANGE
  RATE CHANGES ON CASH                                               264           --            264           (264)           264
                                                               ---------    ---------      ---------      ---------      ---------

DECREASE IN CASH                                                      --       (3,192)          (840)            --         (4,032)

CASH, beginning of period                                             --        9,035          1,252             --         10,287
                                                               ---------    ---------      ---------      ---------      ---------

CASH, end of period                                            $      --    $   5,843      $     412      $      --      $   6,255
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

     The joint venture agreement allowed the minority joint venture partner to "put" his interest in the joint venture to the Company. The Company then had the option to delay its purchase of the minority partner's interest for a period of one year. During the fiscal year ended June 30, 2001, the minority partner elected to exercise the "put" option and the Company exercised the right to delay purchasing the minority partner's interest for a year. Based on the provisions of the joint venture agreement, the purchase price for the minority interest in the joint venture approximated $5.1 million. The Company recorded a charge of approximately $4.0 million during the fiscal year ended June 30, 2001 relating to this agreement.

     During the nine months ended March 31, 2002, the Company agreed to purchase the minority partner's interest in the joint venture in exchange for a note payable of approximately $5.1 million. The note bears interest at prime plus 2.25% (subject to a cap of 7.75%) and requires monthly principal and interest payments ranging from $70,000 to $125,000 through December 2006. Additionally, any outstanding accrued interest is due at maturity. The Company has reflected this agreement in its consolidated balance sheet as of March 31, 2002 as an increase in long-term debt of $5.1 million offset by reductions in minority interest of $8.0 million and other assets of $2.9 million. The agreement also resulted in other income of $9,000 in the consolidated statement of operations for the nine-month period ended March 31, 2002.

(5)  ARGENTINE DEVALUATION

     Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

     The Company's Argentine subsidiaries utilize the peso as their functional currency as their business is primarily transacted in pesos. In order to prepare the accompanying financial statements as of and for the three and nine months ended March 31, 2002, the Company translated the balance sheets of its Argentine subsidiaries using the 3.0 to 1 exchange rate, the closing rate on March 31, 2002, while its statements of operations and cash flows were translated using the weighted average rate in effect during the period. As the liabilities of the Argentine subsidiaries exceed their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income in the Company's consolidated balance sheet as of March 31, 2002. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of the Argentine subsidiaries for financial reporting purposes.

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  RESTRUCTURING CHARGE AND OTHER

     During the fiscal year ended June 30, 2001, the Company recorded restructuring and other charges totaling $9.1 million associated with its program to close or downsize certain service areas. This charge primarily included severance costs for approximately 250 employees, service area closing costs, and the write-off of goodwill and other assets associated with the service area reductions. Through March 31, 2002 approximately 88 of the impacted employees have been terminated.

     The usage of the charge and the remaining accrual at March 31, 2002 is as follows (in thousands):

                                  Balance at                              Balance at
                                June 30, 2001    Usage     Adjustments  March 31, 2002
                                -------------    -----     -----------  --------------
Severance costs                    $ 1,464      $  (542)     $  (100)      $   822
Lease termination costs              2,357         (192)        (100)        2,065
Write-off of impaired assets
  and other costs                    1,101         (957)        (100)           44
                                   -------      -------      -------       -------
                                   $ 4,922      $(1,691)     $  (300)      $ 2,931
                                   =======      =======      =======       =======

     During the fiscal year ended June 30, 2000, the Company recorded restructuring and other charges, of approximately $43.3 million associated with its program to close or downsize certain non-emergency service areas and reduce corporate overhead. This charge primarily included severance costs for approximately 300 employees, service area closing costs (all of who had left the Company by March 31, 2002), and the write-off of goodwill and other assets associated with the service area reductions.

     The usage of the charge and the remaining accrual at March 31, 2002 is as follows (in thousands):

                                  Balance at                              Balance at
                                June 30, 2001    Usage     Adjustments  March 31, 2002
                                -------------    -----     -----------  --------------
Severance costs                    $   370      $  (418)     $    66       $    18
Lease termination costs                877         (914)          37            --
                                   -------      -------      -------       -------
                                   $ 1,247       (1,332)     $   103       $    18
                                   =======      =======      =======       =======

(7)  NET INCOME (LOSS) PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three and nine-month periods ended March 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

                                         Three Months Ended March 31, 2002          Three Months Ended March 31, 2001
                                       --------------------------------------    ---------------------------------------
                                          Income        Shares      Per Share       Loss           Shares      Per Share
                                       (numerator)   (denominator)    Amount     (numerator)    (denominator)    Amount
                                       -----------   -------------   --------    -----------    -------------   --------
     Basic income (loss) per share       $  4,364        15,120      $   0.29      $(23,646)        14,805      $  (1.60)
                                                                     ========                                   ========
     Effect of stock options                   --           506                          --             --
                                         --------      --------                    --------       --------
     Diluted income (loss) per share     $  4,364        15,626      $   0.28      $(23,646)        14,805      $  (1.60)
                                         ========      ========      ========      ========       ========      ========

                                          Nine Months Ended March 31, 2002          Nine Months Ended March 31, 2001
                                       --------------------------------------    ---------------------------------------
                                          Income        Shares      Per Share       Loss           Shares      Per Share
                                       (numerator)   (denominator)    Amount     (numerator)    (denominator)    Amount
                                       -----------   -------------   --------    -----------    -------------   --------
     Basic income (loss) per share       $  6,344        15,084      $   0.42      $(49,305)        14,692      $  (3.36)
                                                                     ========                                   ========
     Effect of stock options                   --           247                          --             --
                                         --------      --------                    --------       --------
     Diluted income (loss) per share     $  6,344        15,331      $   0.41      $(49,305)        14,692      $  (3.36)
                                         ========      ========      ========      ========       ========      ========

     As a result of anti-dilutive effects, approximately 40,000 and 225,000 option shares were not included in the computation of diluted loss per share for the three and nine-month periods ended March 31, 2001, respectively.

(8)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), BUSINESS COMBINATIONS, and No. 142 (SFAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS, collectively referred to as the "Standards". SFAS 141 supersedes Accounting

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Principles Board Opinion (APB) No. 16, BUSINESS COMBINATIONS. The provisions of SFAS 141: require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001 although earlier adoption is allowed in certain circumstances. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired); require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001.

     The Company elected to adopt the provisions of SFAS 142 in the first quarter of its fiscal year that began July 1, 2001. In connection therewith, the Company no longer records amortization of its existing goodwill balances. The Company's goodwill, which primarily relates to its ambulance segment, is included in intangible assets in the accompanying consolidated balance sheets, totaled $91.3 million at July 1, 2001 while related amortization expense for the fiscal year ended June 30, 2001 totaled $7.1 million. The following table summarizes the Company's net income (loss) and related per share amounts as if the provisions of SFAS 142 had been adopted as of July 1, 2000:

                                                THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                ----------------------------   ---------------------------
                                                    2002          2001             2002          2001
                                                  ---------     ---------        ---------     ---------
     Reported net income (loss)                   $   4,364     $ (23,646)       $   6,344     $ (49,305)
     Add back: Goodwill amortization                     --         1,761               --         5,397
                                                  ---------     ---------        ---------     ---------

     Adjusted net income (loss)                   $   4,364     $ (21,885)       $   6,344     $ (43,908)
                                                  =========     =========        =========     =========

     BASIC INCOME (LOSS) PER SHARE
       Reported net income (loss)                 $    0.29     $   (1.60)       $    0.42     $   (3.36)
       Goodwill amortization                             --          0.12               --          0.37
                                                  ---------     ---------        ---------     ---------

     Adjusted basic income (loss) per share       $    0.29     $   (1.48)       $    0.42     $   (2.99)
                                                  =========     =========        =========     =========

     DILUTED INCOME (LOSS) PER SHARE
       Reported net income (loss)                 $    0.28     $   (1.60)       $    0.41     $   (3.36)
       Goodwill amortization                             --          0.12               --          0.37
                                                  ---------     ---------        ---------     ---------

     Adjusted diluted income (loss) per share     $    0.28     $   (1.48)       $    0.41     $   (2.99)
                                                  =========     =========        =========     =========

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The Company has completed its first step goodwill impairment test and has identified certain reporting units within its ambulance segment where goodwill impairment, as defined under SFAS 142, may exist. The second step of the goodwill impairment test, which measures the

                             RURAL/METRO CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     amount of the impairment loss as of July 1, 2001, if any, must be completed by June 30, 2002, the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2002 requiring restatement of previously reported results for that quarter. The Company has not yet determined what effect these impairment tests will have on its financial position or results of operations.

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

     Information by operating segment is set forth below (in thousands):

                                                              FIRE AND
     Three months ended March 31, 2002         AMBULANCE        OTHER       CORPORATE        TOTAL
                                               ---------      ---------     ---------      ---------
       Net revenue from external customers     $ 100,054      $  24,607            --      $ 124,661
       Segment profit (loss)                   $   4,521      $   4,005     $  (3,962)     $   4,564
       Segment assets                          $ 140,409      $  21,269     $   1,029      $ 162,707

                                                              FIRE AND
     Three months ended March 31, 2001         AMBULANCE        OTHER       CORPORATE        TOTAL
                                               ---------      ---------     ---------      ---------
       Net revenue from external customers     $ 101,923      $  24,799            --      $ 126,722
       Segment profits (loss)                  $ (21,657)     $   3,497     $  (5,466)     $ (23,626)
       Segment assets                          $ 179,454      $  37,381     $   1,417      $ 218,252

                                                              FIRE AND
     Nine months ended March 31, 2002          AMBULANCE        OTHER       CORPORATE        TOTAL
                                               ---------      ---------     ---------      ---------
       Net revenue from external customers     $ 298,488      $  75,599            --      $ 374,087
       Segment profit (loss)                   $   5,048      $  10,940     $ (11,053)     $   4,935
       Segment assets                          $ 140,409      $  21,269     $   1,029      $ 162,707

                                                              FIRE AND
     Nine months ended March 31, 2001          AMBULANCE        OTHER       CORPORATE        TOTAL
                                               ---------      ---------     ---------      ---------
       Net revenue from external customers     $ 303,867      $  76,302            --      $ 380,169
       Segment profits (loss)                  $ (41,963)     $   9,862     $ (17,785)     $ (49,886)
       Segment assets                          $ 179,454      $  37,381     $   1,417      $ 218,252

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

GOING CONCERN

Although we generated net income of approximately $6.3 million for the nine months ended March 31, 2002, we incurred net losses of approximately $226.7 million and $101.3 million for the fiscal years ended June 30, 2001 and 2000, respectively. Additionally, at March 31, 2002, we had a net working capital deficit of $252.8 million (primarily as a result of the classification as current liabilities of amounts outstanding under our revolving credit facility and 7 7/8% Senior Notes due 2008) as well as a stockholders' deficit of $114.5 million. We operated under a waiver of financial covenant compliance relating to our revolving credit facility from December 31, 1999 through April 1, 2002. We are currently in negotiations with our lenders to either extend the waiver or restructure the revolving credit facility.

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

Our ability to continue as a going concern depends on the continued success of our current business model as well as our ability to restructure our debt. Although there can be no assurance, management believes that we will be successful in sustaining profitable operations and restructuring our debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The audit report relating to our fiscal 2001 financial statements was qualified for our ability to continue as a going concern. Management anticipates that the audit report on our fiscal 2002 financial statements will contain a similar qualification unless we are able to successfully restructure our debt.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. During the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, general liability reserves, workers compensation reserves, fixed assets, income taxes, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001, which contains accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

REVENUE RECOGNITION - Domestic ambulance service fees are recognized when services are provided and are recorded net of Medicare, Medicaid, and other reimbursement limitations. Because of the nature of our domestic ambulance services, it is necessary to respond to a number of calls, primarily 911 emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports since transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and 911 emergency ambulance service calls and is generally higher in service areas in which the calls are primarily 911 emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our capitated service arrangements in Argentina is included in ambulance services revenue.

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

PROVISION FOR DOUBTFUL ACCOUNTS - Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We establish an allowance for doubtful accounts based on credit risks applicable to certain types of payers, historical trends, and other relevant information. A provision for doubtful accounts is made for the expected difference between ambulance services fees recognized and amounts actually collected. Our provision for doubtful accounts is generally higher with respect to collections to be derived from patients than for collections to be derived directly from third-party payers and generally is higher for 911 emergency ambulance services than for general ambulance transport services. Actual results could differ from these estimates.

GENERAL LIABILITY AND WORKERS' COMPENSATION PROGRAMS - We retain certain levels of exposure with respect to our general liability and workers compensation programs and purchase excess coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for both reported and incurred but unreported claims within our level of retention based on currently available information as well as our historical experience in settling such claims. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained. We engage independent actuaries to periodically evaluate the adequacy of our claim reserves.

SEASONALITY

We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher fiscal second and third quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions.

OTHER CONSIDERATIONS

Public health conditions affect our operations differently in different regions. For example, greater utilization of services by customers under capitated service arrangements decreases our operating income. The same conditions domestically, where we operate under fee-for-service arrangements, result in a greater number of transports, increasing our operating income.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUE

Total revenue decreased $2.0 million, or 1.6%, from $126.7 million for the three months ended March 31, 2001 to $124.7 million for the three months ended March 31, 2002.

Ambulance services revenue decreased $1.8 million, or 1.8%, from $101.9 million for the three months ended March 31, 2001 to $100.1 million for the three months ended March 31, 2002. The decrease in ambulance services revenue is related to a $5.6 million decrease in revenue in our Latin American operations resulting from decreases in memberships under capitated service arrangements and the devaluation of the Argentine peso, offset by increases in domestic ambulance service revenue. The decrease in memberships was attributable to the impact of economic conditions in Argentina combined with significant increases in taxes on all medical services.

Domestic ambulance service revenue increased approximately $3.7 million, or 4.0% from $92.5 million for the three months ended March 31, 2001 to $96.2 for the three months ended March 31, 2002. This increase is comprised of an approximate $1.9 million decrease related to the loss of the 911 contract in Arlington, Texas and an approximate $2.3 million decrease related to the closure of service areas during the first and second quarters of fiscal 2002 offset by an approximate $7.6 million increase related to domestic ambulance service revenue in areas that we served in both the three-month periods ended March 31, 2002 and 2001. Total domestic ambulance transports decreased by 13,000, or 4.7%, from 278,000 for the three months ended March 31, 2001 to 265,000 for the three months ended March 31, 2002. The decrease in transports is primarily due to the closure of service areas during the first and second quarters of fiscal 2002 and the loss of the Arlington contract noted above.

Fire protection services revenue increased by $700,000, or 4.5%, from $15.4 million for the three months ended March 31, 2001 to approximately $16.1 million for the three months ended March 31, 2002. Fire protection services revenue increased primarily due to rate and utilization increases of $742,000.

Other revenue decreased $900,000, or 9.6%, from $9.4 million for the three months ended March 31, 2001 to $8.5 million for the three months ended March 31, 2002. This decrease was primarily due to the decrease in clinic revenue in our Latin American operations of approximately $863,000 and a decrease in alternative transportation services of $507,000 offset by an increase in revenue related to our public/private alliance in San Diego of $783,000.

OPERATING EXPENSES

Payroll and employee benefits decreased $7.8 million, or 10.2%, from $76.1 million for the three months ended March 31, 2001 to $68.3 million for the three months ended March 31, 2002. This decrease is attributable to a $4.1 million decrease related to our Latin America operations due to the decreased membership and the disposition of our clinic operations and the reversal of $1.7 million of accrued discretionary employee benefits, offset by the effect of the renegotiation of labor contracts in certain of our service areas. The closure of service areas during the first and second quarters of fiscal 2002 accounted for another $1.4 million of the decrease while the decrease related to the loss of the contract in Arlington, Texas totaled approximately $683,000. Additionally, the three months ended March 31, 2001 included a $5.0 million charge for increases in reserves for unreported workers compensation claims based on updated information received from our third party claims administrator. We expect that labor costs related to our ongoing operations will continue to increase, including increased costs associated with accounts receivable collection and Medicare and Medicaid compliance. Payroll and employee benefits decreased from 60.0% of total revenue for the three months ended March 31, 2001 to 54.8% of total revenue for the three months ended March 31, 2002.

The provision for doubtful accounts decreased $1.0 million, or 5.2% from $19.1 million for the three months ended March 31, 2001 to $18.1 million for the three months ended March 31, 2002. This resulted in a decrease from 15.1% of total revenue for the three months ended March 31, 2001 to 14.5% of total revenue for the three months ended March 31, 2002.

The provision for doubtful accounts on domestic ambulance service revenue was 20.1% for the three months ended March 31, 2001 compared with 18.7% for the three months ended March 31, 2002. During fiscal 2002, we continue to focus on improving the quality of our revenue by reducing the number of non-emergency ambulance transports in selected service areas as well as on previously implemented initiatives to maximize the collection of our accounts receivable.

Depreciation decreased $1.4 million, or 26.4%, from $5.3 million for the three months ended March 31, 2001 to $3.9 million for the three months ended March 31, 2002. The decrease is primarily due to asset write-offs during the fourth quarter of fiscal 2001 as well as the disposal of assets related to closed operations. Depreciation was 4.2% and 3.1% of total revenue for the three months ended March 31, 2001 and 2002, respectively.

We stopped amortizing goodwill in accordance with our adoption of SFAS No. 142, July 1, 2001. As a result, amortization of intangibles decreased $1.8 million. The negative amortization recorded in the three months ended March 31, 2002 relates to the reversal of goodwill amortization incorrectly recorded in the six months ended December 31, 2001. Amortization of intangibles was 1.4% of total revenue for the three months ended March 31, 2001.

Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $16.9 million, or 41.8%, from $40.4 million for the three months ended March 31, 2001 to $23.5 million for the three months ended March 31, 2002. The decrease is primarily due an approximate $2.1 million decrease related to our Latin American operations due to the reduction in revenue as described above. Additionally, the three months ended March 31, 2001 included a charge of $15.0 million for additional general liability reserves related to increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported as described below. Other operating expenses decreased from 31.9% of total revenue for the three months ended March 31, 2001 to 18.8% of total revenue for the three months ended March 31, 2002.

Effective January 1, 2001 we refined our methodology for determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate.

Interest expense decreased $1.3 million, or 17.1%, from $7.6 million for the three months ended March 31, 2001 to $6.3 million for the three months ended March 31, 2002. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances

We recorded a tax provision of $200,000 for the three months ended March 31, 2002 compared to $494,000 for the three months ended March 31, 2001. The provision recorded in the three months ended March 31, 2002 primarily relates to state and foreign income taxes.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

REVENUE

Total revenue decreased $6.1 million, or 1.6%, from $380.2 million for the nine months ended March 31, 2001 to $374.1 million for the nine months ended March 31, 2002.

Ambulance services revenue decreased $5.4 million, or 1.8%, from $303.9 million for the nine months ended March 31, 2001 to $298.5 million for the nine months ended March 31, 2002. The decrease in ambulance services revenue is primarily related to a $8.0 million decrease in revenue in our Latin American operations resulting from decreases in memberships under capitated service arrangements and the devaluation of the Argentine peso, offset by increases in domestic ambulance service revenue. The decrease in memberships was attributable to the impact of economic conditions in Argentina combined with significant increases in service taxes on all medical services.

Domestic ambulance service revenue increased approximately $2.6 million, or 0.9% from approximately $274.8 million for the nine months ended March 31, 2001 to approximately $277.4 million for the nine months ended March 31, 2002. This increase is comprised of an approximate $6.5 million decrease related to the loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska and an approximate $7.5 million decrease related to the closure of service areas in fiscal 2000 and 2001 offset by an approximate $14.2 million increase related to domestic ambulance service revenue in areas that we served in both the nine-month periods ended March 31, 2002 and 2001 and an approximate $2.4 million increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001. Total domestic ambulance transports decreased by 46,000, or 5.5%, from 833,000 for the nine months ended March 31, 2001 to 787,000 for the nine months ended March 31, 2002. The decrease in transports is primarily due to the closure of service areas during the first quarter of fiscal 2002 and the loss of contracts noted above.

Fire protection services revenue increased by $1.6 million, or 3.5%, from $46.2 million for the nine months ended March 31, 2001 to approximately $47.8 million for the nine months ended March 31, 2002. Fire protection services revenue increased primarily due to rate and utilization increases of $1.5 million and increased contracting activity by our industrial fire protection group of $481,000. These increases were offset by a decrease in forestry revenue of $246,000.

Other revenue decreased $2.3 million, or 7.6%, from $30.1 million for the nine months ended March 31, 2001 to $27.8 million for the nine months ended March 31, 2002. Other revenue decreases are primarily due to the decrease in clinic revenue in our Latin American operations of approximately $3.3 million offset by increases in revenue related to our public/private alliance in San Diego of $2.2 million.

OPERATING EXPENSES

Payroll and employee benefits decreased $4.0 million, or 1.8%, from $220.1 million for the nine months ended March 31, 2001 to $216.1 million for the nine months ended March 31, 2002. This decrease is primarily attributable to a $5.5 million decrease related our Latin America operations due to the decreased membership and the disposition of clinic operations and the reversal of $1.7 million of accrued discretionary employee benefits, offset by the effect of the renegotiation of labor contracts in certain of our service areas. The closure of service areas during the first and second quarters of fiscal 2002 accounted for $3.4 million of the decrease while the effect of the loss of the contracts in Arlington, Texas and Lincoln, Nebraska totaled approximately $2.3 million. The closure of service areas during fiscal 2001 accounted for $822,000 of the decrease. Additionally, the nine months ended March 31, 2001 included a $5.0 million charge for increases in reserves for unreported workers compensation claims based on updated information received from our third party claims administrator. We expect that labor costs related to our ongoing operations will continue to increase, including the increased costs associated with accounts receivable collection and Medicare and Medicaid compliance. Payroll and employee benefits decreased from 57.9% of total revenue for the nine months ended March 31, 2001 to 57.8% of total revenue for the nine months ended March 31, 2002.

The provision for doubtful accounts decreased $15.8 million, or 23.4% from $67.5 million for the nine months ended March 31, 2001 to $51.7 million for the nine months ended March 31, 2002. This resulted in a decrease from 17.8% of total revenue for the nine months ended March 31, 2001 to 13.8% of total revenue for the nine months ended March 31, 2002. The provision for doubtful accounts for the nine months ended March 31, 2001 included an additional provision of $10 million primarily related to receivables generated in certain under-performing service areas identified and closed during our fiscal 2000 restructuring.

The provision for doubtful accounts on domestic ambulance service revenue (excluding the $10 million discussed above) was 20.3% for the nine months ended March 31, 2001 and 18.4% for the nine months ended March 31, 2002. During fiscal 2002, we continue to focus on improving the quality of our revenue by reducing the amount of non-emergency ambulance transports in selected service areas as well as on previously implemented initiatives to maximize the collection of our accounts receivable.

Depreciation decreased $4.3 million, or 26.0%, from $16.5 million for the nine months ended March 31, 2001 to $12.2 million for the nine months ended March 31, 2002. The decrease is primarily due to asset the write-offs during the fourth quarter of fiscal 2001 as well as the disposal of assets related to closed operations. Depreciation was 4.3% and 3.3% of total revenue for the nine months ended March 31, 2001 and 2002, respectively.

We stopped amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles has decreased $5.5 million to $69,000 for the nine months ended March 31, 2002. Amortization of intangibles was 1.5% of total revenue for the nine months ended March 31, 2001.

Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $21.7 million, or 23.6%, from $92.0 million for the nine months ended March 31, 2001 to $70.3 million for the nine months ended March 31, 2002. The decrease is primarily due an approximate $5.7 million decrease related to our Latin American operations due to the reduction in revenue as described above. Approximately $2.2 million relates to the closure of operations and the loss of contracts in Arlington, Texas and Lincoln, Nebraska. Additionally, the nine months ended March 31, 2001 included a charge of $15.0 million recorded for additional general liability reserves related to increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported as described below. Other operating expenses decreased from 24.2% of total revenue for the nine months ended March 31, 2001 to 18.8% of total revenue for the nine months ended March 31, 2002.

Effective January 1, 2001 we refined our methodology for determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims which led to this change. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate.

During the nine months ended March 31, 2001 we recorded a charge of $5.2 million related to the loss of a 911 contract in Lincoln, Nebraska. The charge included $4.3 million for the write-off of related goodwill as well as $900,000 for employee severance and other exit costs.

Interest expense decreased $4.5 million, or 19.3%, from $23.3 million for the nine months ended March 31, 2001 to $18.8 million for the nine months ended March 31, 2002. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances. Additionally, approximately $541,000 of interest income received in conjunction with an income tax refund was netted against interest expense for the nine months ended March 31, 2002.

We recorded a tax benefit of $1.4 million for the nine months ended March 31, 2002 compared to a tax provision of $716,000 for the nine months ended March 31, 2001. The benefit recorded in the nine months ended March 31, 2002 primarily relates to a $1.6 million income tax refund received during that period.

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

During the nine months ended March 31, 2002, net cash provided by operating activities was $4.2 million resulting primarily from net income of $6.3 million, depreciation and amortization of $12.3 million, and provision for doubtful accounts of $51.7 million offset by an increase in accounts receivable of $50.3 million, an increase in other assets of $3.1 million, a decrease in accrued liabilities of $11.3 million and a decrease in accounts payable of $1.7 million. Net cash provided by operating activities was $2.5 million for the nine months ended March 31, 2001.

Cash used in investing activities was approximately $4.1 million for the nine months ended March 31, 2002, primarily due to capital expenditures of $4.5 million offset by proceeds from the sale of property and equipment of $986,000. Cash used in investing activities was $2.6 million for the nine months ended March 31, 2001.

Cash used in financing activities was $2.5 million for the nine months ended March 31, 2002, primarily due to $1.3 million of repayments on the revolving credit facility and $1.5 million of payments on other debt and capital lease obligations offset by proceeds from issuance of common stock. Cash used in financing activities was $4.1 million for the nine months ended March 31, 2001.

The effect of currency exchange rate changes on cash of $406,000 for the nine months ended March 31, 2002, was primarily due to the devaluation of the Argentine peso.

Including the classification of the amounts outstanding under our revolving credit facility and our Senior Notes as current liabilities at March 31, 2002, we had a net working capital deficit of $252.8 million, including cash of $5.9 million, compared to a working capital deficiency of $273.4 million, including cash of $8.7 million, at June 30, 2001.

Our gross accounts receivable as of March 31, 2002 and June 30, 2001 were approximately $147.7 million and $168.5 million, respectively. Our accounts receivable, net of the allowance for doubtful accounts, were $99.9 million and $103.3 million as of such dates, respectively. The decrease in net accounts receivable is due to many factors including collections on accounts related to closed operations and overall improvement in collections related to ongoing operations.

The allowance for doubtful accounts decreased from approximately $65.2 million at June 30, 2001 to $47.8 million at March 31, 2002. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. Because of continuing difficulties in the healthcare reimbursement environment, we have continued to focus on improving the quality of our revenue by exiting service areas or substantially reducing service, where it had become unprofitable to perform non-emergency transports because of low reimbursement rates or a higher risk of non-reimbursement by payers. We also shifted the focus of our billing personnel to place greater emphasis on the billing process as opposed to the collection process and have instituted mandatory comprehensive training for our paramedics and emergency medical technicians on new standards of documentation. We believe that these measures coupled with other billing initiatives will help to enhance the quality of our billings, which will assist in mitigating the risk of denials by payers and will help to increase collections from our private pay customers.

We are not in compliance with the financial covenants contained in the agreement relating to our revolving credit facility, as amended. We have received a compliance waiver, as amended, (the "waiver") covering periods from December 31, 1999 through April 1, 2002. The Company is in negotiation with its lenders to either extend the waiver or restructure the revolving credit facility. The waiver covered the representations and warranties relating to no material adverse changes as well as the lack of compliance with the following financial covenants: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The waiver stipulates that no additional borrowings would be available to us through the end of the waiver period and required us to: (i) engage certain financial advisors; (ii) meet certain benchmarks for projected cash balances and expenditures; (iii) maintain positive consolidated operating income net of restructuring charges; (iv) pay reasonable fees and expenses related to the professionals employed on behalf of the Steering Committee, as defined in the waiver; and, (v) reduce the outstanding balance on the revolving credit facility upon the occurrence of certain events such as the sale of certain assets. During certain periods covered by the waiver, we were not in compliance with the requirement that we maintain positive consolidated net operating income net of restructuring charges. As the Company's 7 7/8% Senior Notes due 2008 (the "Senior Notes") contain a cross-default provision, the balances outstanding under both the revolving credit facility and Senior Notes have been classified as current liabilities in our consolidated balance sheets as of March 31, 2002 and June 30, 2001 as required by generally accepted accounting principles.

In connection with the waiver of covenant compliance, we supported the formation of a Steering Committee comprised of bank lenders and Senior Note holders to further explore debt-restructuring opportunities. As part of this support, we funded the Steering Committee's Advisor fees for a period of time. The obligation to fund these advisor fees has been satisfied and discontinued. We intend to continue discussions and to negotiate with our lenders and Senior Note holders in an effort to reduce the Company's debt under both the revolving credit facility and the Senior Notes, so as to further improve our liquidity and long-term financial flexibility. We intend to consider all appropriate strategies to achieve these objectives.

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

Borrowings under the revolving credit facility bear interest at prime plus .25% payable monthly. Additional interest accrued at an annual rate of 2.0% during the waiver period. We continue to accrue the additional interest.

Effective May 1, 2002 a letter of credit in the amount of $2.6 million was drawn on the lender bank, increasing amounts outstanding under the revolving credit facility to $144.4 million and reducing the letters of credit issued on the Company's behalf to $3.6 million. The letters of credit mature at various times during the year and are generally renewable on an annual basis.

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

The proposed Medicare Ambulance Fee Schedule and related rules were published September 12, 2000 in the FEDERAL REGISTER. On November 30, 2000, CMS notified Medicare carriers that it would not implement the proposed fee schedule and rules as scheduled on January 1, 2001. On February 27, 2002, the Medicare Ambulance Fee Schedule Final Rule was published in the FEDERAL Register with an effective date of April 1, 2002. The final rule utilizes seven levels of ground ambulance services (ranging from basic life support to specialty care transport) and two categories of air ambulance services recommended by the negotiated rule-making committee. The base rate conversion factor for services to Medicare patients was set at $170.54, plus separate mileage payment based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance suppliers in rural areas with low population density. The Final Rule requires ambulance providers to accept the assigned reimbursement rate as full payment, after patients have submitted their deductibe and 20 percent of Medicare's fee for service. The Final Rule calls for a five-year phase-in period to all time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule amount in 2006 and thereafter.

We believe the Medicare Ambulance Fee Schedule will cause a neutral net impact on our domestic EMS revenue at full phase-in, primarily due to the geographic diversity of our U.S. operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We elected to adopt the provisions of SFAS 142 in the first quarter of the fiscal year that began July 1, 2001. In connection therewith, we no longer record  amortization  of existing  goodwill  balances.  Goodwill  totaled  $91.3 million, which primarily relates to our ambulance segment is included in intangible assets in the accompanying balance sheets, at July 1, 2001 while related amortization expense totaled $7.1 million for the fiscal year ended June 30, 2001. The following table summarizes our net income (loss) and related per share amounts as if the provisions of SFAS 142 had been adopted as of July 1, 2000:

                                           THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                           ----------------------------   ---------------------------
                                               2002          2001             2002          2001
                                             ---------     ---------        ---------     ---------
Reported net income (loss)                   $   4,364     $ (23,646)       $   6,344     $ (49,305)
Add back: Goodwill amortization                     --         1,761               --         5,397
                                             ---------     ---------        ---------     ---------

Adjusted net income (loss)                   $   4,364     $ (21,885)       $   6,344     $ (43,908)
                                             =========     =========        =========     =========

BASIC INCOME (LOSS) PER SHARE
  Reported net income (loss)                 $    0.29     $   (1.60)       $    0.42     $   (3.36)
  Goodwill amortization                             --          0.12               --          0.37
                                             ---------     ---------        ---------     ---------

Adjusted basic income (loss) per share       $    0.29     $   (1.48)       $    0.42     $   (2.99)
                                             =========     =========        =========     =========

DILUTED INCOME (LOSS) PER SHARE
  Reported net income (loss)                 $    0.28     $   (1.60)       $    0.41     $   (3.36)
  Goodwill amortization                             --          0.12               --          0.37
                                             ---------     ---------        ---------     ---------

Adjusted diluted income (loss) per share     $    0.28     $   (1.48)       $    0.41     $   (2.99)
                                             =========     =========        =========     =========

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. We have completed its first step goodwill impairment test and have identified certain reporting units within our ambulance segment where goodwill impairment, as defined under SFAS 142, may exist. The second step of the goodwill impairment test, which measures the amount of the impairment loss as of July 1, 2001, if any, must be completed by June 30, 2002, the end of our fiscal year. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002 requiring restatement of previously reported quarterly results. We have not yet determined what effect these impairment tests will have on its earnings or financial position.

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

Our Argentine subsidiaries utilize the peso as their functional currency as their business is primarily transacted in pesos. In order to prepare the accompanying financial statements as of and for the three and nine months ended March 31, 2002, we translated the balance sheets of its Argentine subsidiaries using the 3.0 to 1 exchange rate, the closing rate on March 31, 2002, while its statements of operations and cash flows were translated using the weighted average rate in effect during the period. As the liabilities of the Argentine subsidiaries exceed their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income in our consolidated balance sheet as of March 31, 2002. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of the Argentine subsidiaries for financial reporting purposes.

There can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on our business, financial condition, cash flows, and results of operations. We do not currently engage in foreign currency hedging transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONDITION.

We face the possibility of increased interest expense associated with our revolving credit facility which bears interest at the prime rate plus .25%. A 1% increase in the prime rate would increase our interest expense on an annual basis by approximately $1.4 million. The remainder of our debt is primarily at fixed interest rates.

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

     We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits:
HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

     On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. We and the individual defendants moved to dismiss the second amended complaint. On March 8, 2002, the Court granted the motions to dismiss of Mr. Ramsey and Mr. Bolin with leave to replead and denied the motions to dismiss of the Company and Mr. Rustand. The result is that Mr. Ramsey and Mr. Bolin have been dismissed from the case although the Court has permitted plaintiffs leave to file another complaint against those individuals. Mr. Rustand and the Company remain defendants.

     If the lawsuits were ultimately determined adversely to us, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K filed January 9, 2002 relating to the dismissal of Arthur Andersen LLP as the Company's certifying accountants.

          Form 8-K filed January 22, 2002 relating to Press Release dated January 18, 2002 and the Seventh Amendment to the Provisional Waiver and Standstill Agreement dated as of December 4, 2001.

          Form 8-K filed February 5, 2002 relating to the engagement of PricewaterhouseCoopers LLP as the Company's certifying accountants.

          Form 8-K filed February 26, 2002 relating to receipt of a Staff Determination notice from the Nasdaq Listing Qualifications Department indicating that the Company does not currently comply with the net tangible assets or stockholders' equity, market capitalization, or net income standards for continued listing on the Nasdaq SmallCap Market.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RURAL/METRO CORPORATION


Dated: May 15, 2002                     By: /s/ Jack E. Brucker
                                            ------------------------------------
                                            Jack E. Brucker, President & Chief
                                            Executive Officer (Principal
                                            Executive Officer)


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