Form 10-K
period 2002-06-30
RURAL METRO CORP /DE/
filed 2002-10-09
CIK 906326

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AS OF SEPTEMBER 20, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $40,369,375. SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of September 20, 2002, there were 15,990,903 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..............   1

PART I
  ITEM 1.  BUSINESS.........................................................   2
  ITEM 2.  PROPERTIES.......................................................  19
  ITEM 3.  LEGAL PROCEEDINGS................................................  19
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  20

PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................  21
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................  21
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  23
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  52
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  52
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................... 101

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 102
  ITEM 11. EXECUTIVE COMPENSATION........................................... 102
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS................................ 102
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 102
  ITEM 14. CONTROLS AND PROCEDURES.......................................... 102

PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.. 102

SIGNATURES ................................................................. 107

         FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     FORWARD LOOKING STATEMENTS. Statements in this Report that are not historical facts are hereby identified as "forward looking statements" as that term is used under the securities laws. We caution readers that such "forward looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, capital needs, operational results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." You should consider such "forward looking statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

     These  "forward  looking  statements"  are found  throughout  this  Report.
Additionally,   the   discussions   herein  under  the  captions   "Business  --
Introduction", "Business -- Market Reform and Changing Reimbursement Regulations", "Business -- Other Governmental Regulation", "Business -- Management Information Systems", "Business -- Billings and Collections", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risk Factors." Moreover, we may from time to time make "forward looking statements" about matters described herein or other matters concerning us. We disclaim any intent or obligation to update "forward looking statements."

     All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities.

     For a discussion of certain risks associated with our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and, specifically, "Risk Factors" included in such Item 7.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Founded in 1948, we are a leading provider of medical transportation and related services, which include 911 emergency and non-emergency ambulance and alternative transportation services to municipal, residential, commercial, and industrial customers. We are organized as a Delaware corporation. We also provide fire protection services and other safety and healthcare related services, which include dispatch, fleet services, and home health services. We believe we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank among the largest private-sector providers of ambulance and fire protection services in the world.

     We currently serve approximately 400 communities in 26 states and the District of Columbia. Revenues for these services are primarily derived from fees charged for ambulance and fire protection services. Our domestic operations generated revenues of approximately $471.6 million, $461.2 million, and $512.7 million in the fiscal years 2002, 2001 and 2000, respectively, and our international operations generated revenues of approximately $25.4 million, $43.1 million and $57.4 million for the same respective periods. See Note 16 to our Consolidated Financial Statements for financial information regarding revenues from our ambulance and fire protection services. Also, see a discussion of the disposal of our foreign operations in our "Business - Urgent Home Medical Care."

     We provide ambulance services under contracts with governmental entities, hospitals and other healthcare organizations. We primarily derive our revenue under these contracts through reimbursements under private insurance programs and government programs such as Medicare and Medicaid, as well as through fees paid by patients utilizing our services. Fire protection services are provided under contracts with municipalities, fire districts or other agencies or on a subscription fee basis to individual homeowners or commercial property owners. Medical transportation and related services and fire protection services accounted for approximately 85% and 13%, respectively, of our revenue for the fiscal year ended June 30, 2002, and 84% and 12%, respectively, of our revenue for the fiscal year ended June 30, 2001.

     We grew significantly from the late 1970s through the late 1990s through internal growth and acquisitions. This growth, consisting mainly of acquisitions in the 1990s as part of a consolidation of the domestic ambulance industry, provided us with significant market presence throughout the United States and parts of Latin America. To manage this growth, we invested in the development of management and operational systems that have resulted in productivity gains. While we believe that our prior growth strategy has created a strong platform of core businesses, commencing in fiscal year 2000, we focused on strengthening those core businesses and improving economies of scale. This focus included: (i) sustaining and enhancing positive cash performance, (ii) improving the quality and collection of revenue, (iii) selective growth through expansion in existing service areas, and (iv) development of regional new-growth opportunities. Our current business strategy includes continued emphasis on these focal points and on delivering high-quality, efficient and effective services to our customers.

INDUSTRY OVERVIEW

     MEDICAL TRANSPORTATION BUSINESS

     Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $7 billion and $10 billion. The medical transportation industry in the United States is segmented into two market types: emergency and non-emergency services. Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency medical transportation. When the public sector serves as first responder, private sector companies often serve as the second responder and support the first responder as needed. The private sector provides the majority of non-emergency ambulance services. It is estimated that the ambulance service industry includes approximately 12,000 service providers including approximately 1,500 private providers, 1,200 hospital-owned providers, 2,600 non-profit entities, 2,700 government-owned providers, and 4,000 providers operated by fire departments. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including us, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

     FIRE PROTECTION BUSINESS

     Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 27,000 volunteer fire departments operate throughout the United States. Volunteer fire departments range from departments consisting entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, we and other members of the private sector provide fire protection services to large industrial complexes, airports, petrochemical plants, power plants and other self-contained facilities. We also provide wildland fire fighting services on a seasonal basis as requested by various forestry and governmental agencies.

     Based on our experience, we believe that our ambulance and fire protection services are complementary and benefit us by providing diversification, shared resources, experience and competitive advantages in certain service areas.

HISTORICAL GROWTH IN MEDICAL TRANSPORTATION SERVICE EXPENDITURES; PRIMARY DEMAND FACTORS

     Medical transportation service expenditures in the United States have grown as a result of an increase in the number of transports and an increase in the average expenditures per transport. Several primary factors are cited for the increase and continued demand of the emergency and non-emergency transportation services we provide:

     * The U.S. population is aging. Persons over the age of 65 years generally require more frequent hospital and ambulance services. The need for ambulance services is increasing with the aging of the Baby Boom population; about 62 million Americans will be age 65 or older in 2025 compared to 35 million today. Such increase in demand affects all of our operations and is more pronounced in operations such as Arizona and Florida that serve higher concentrations of the elderly population.

     * Size, growth and geographic distribution of the population also impact the medical transportation industry. Local population increases and urban sprawl create added demand for medical transportation services and a steady, corresponding growth rate. Moreover, there is an increased incidence in the level of health and accident risks associated with a growing population. In most cases, we believe that the current assets and resources of our existing operations can service the demand created by this growth, without need for significant additional capital expenditures.

     * The increased availability of 911 emergency service, the impact of educational programs on its use, and the frequency by which some members of the population utilize hospital emergency rooms for medical care also have increased the number of ambulance transports.

     * Increased patient travel between specialized treatment health care facilities has increased the demand for emergency and non-emergency medical transportation services.

     * The greater use of outpatient care facilities and home care in response to health care cost containment efforts also has increased medical transport usage.

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

     We believe that we are well situated to capitalize on the needs of the industry due to our emphasis on providing an effective, quality-care, service model, as enhanced by cost-efficiencies and centralized support functions from both local and national economies of scale.

CONSOLIDATION OF THE MEDICAL TRANSPORT INDUSTRY

     During the 1990s, the fragmented nature of the medical transportation industry, combined with limited capital and management systems that typified many smaller providers, offered an opportunity to consolidate the industry with the goal of achieving improved productivity and enhanced levels of service. As a result, we and several other entities began consolidating the ambulance industry through mergers and acquisitions of smaller providers. Thereafter, as the industry became less fragmented and acquisition opportunities diminished, the number of acquisitions slowed. The larger consolidators, such as American Medical Response (AMR) and, to a lesser extent, Rural/Metro Corporation, incurred significant debt in order to compete for acquisition targets and subsequently fund integration. Accordingly, we are a highly leveraged company and face certain risk factors related to our debt structure. See Risk Factors - "We have significant indebtedness." However, we believe that our timely participation in the consolidation of the industry has provided us with a strong domestic platform of core operations with a substantial revenue base and a marketable reputation for quality service, which enables us to capitalize on our position as a leader in the industry and build upon our business in existing service areas.


COMPETITION

     The medical transportation service industry continues to be highly competitive, notwithstanding the consolidation of the 1990s. Principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers.
Counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services may choose to provide ambulance services directly in the future. In addition, many of our contracts with governmental entities contain termination provisions for cause or without cause. Some of our competitors may have greater capital and other resources than we do and may not be subject to the same level of regulatory oversight as we are. We are experiencing increased competition from municipal fire departments in providing emergency ambulance service. However, we believe that the non-emergency transport services market currently is unattractive to municipal fire departments.

     We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs, together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities, create barriers for entry into new markets other than through acquisition. We further believe that our status as a 911 provider in a service area increases our visibility and stature, and enhances our ability to compete for non-emergency services within such areas. Because smaller ambulance providers typically do not have the infrastructure to provide 911 services, we believe we can compete favorably with such competitors for non-emergency ambulance services contracts in areas where we also provide 911 services.

     In the fire protection industry, services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments, and volunteer departments. Private providers, like us, represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In certain areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly, rather than through a master contract. As demonstrated by our attainment of new contracts in the areas of industrial fire and airport rescue and fire fighting, we believe there are growth opportunities within these markets. Additionally, we believe our effort to grow this business has helped improve the overall collectibility of our revenue due to the greater predictability of fees received from fire protection service contracts.

MARKET REFORM AND CHANGING REIMBURSEMENT REGULATIONS

     Market reform and the passage of the Balanced Budget Act of 1997, along with other regulatory changes, have impacted and reshaped the health care delivery system in the United States and, by extension, the medical transportation industry. As with all other health care providers, emergency medical service providers, like us, must comply with various requirements in order to participate in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which, among other things, pays for ambulance services when medically necessary. Medicare uses a charge-based reimbursement system for ambulance services and reimburses 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient is responsible for co-pay amounts, deductibles and the remaining balance, if we do not accept assignment, and Medicare requires us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considers and applies the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

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

     Like other Medicare and Medicaid providers, we are subject to governmental audits of our Medicare and Medicaid reimbursement claims. We take our compliance responsibilities very seriously. We have a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel, and both the human resources and legal departments, as well as governmental agencies to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100% compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations, and the high volume of daily transports we provide nationwide. Failure to comply may lead to a significant penalty or lower levels of reimbursement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic, internal audits of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, we have voluntarily self-disclosed billing issues identified at some of our operations. We self disclosed billing inconsistencies from 1997 and 1998 in our Scranton, Pennsylvania operations to the Office of Inspector General, which had been instituted by the former owners of that operation and continued by us until new billing practices were established and the inconsistencies were discovered. We also entered into, and are currently in compliance with, a corporate integrity agreement with the State of Ohio in connection with the State's review of our Medicaid billing procedures and records. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved in several pending regulatory reviews and/or inquiries by governmental agencies. We expect these and other regulatory agencies to continue their practice of performing periodic reviews related to our industry. We fully cooperate with such federal and state agencies to provide requested information and to incorporate any recommended modifications of our existing compliance programs.

     Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially impact program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. In June 1997, the Health Care Financing Administration, now renamed the Center for Medicare and Medicaid Services (CMS), issued proposed rules that would revise Medicare policy on the coverage of ambulance services. The proposed rules were the result of a mandate under the Balanced Budget Act of 1997 to establish a national fee schedule for payment of ambulance services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance services that link payments to the type of services furnished, consider appropriate regional and operational differences, and consider adjustments to account for inflation, among other provisions.

     On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54, plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept the assigned reimbursement rate as full payment, after patients have submitted their deductible and 20 percent of Medicare's fee for service. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

     We believe the Medicare Ambulance Fee Schedule will cause a neutral impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, cash flows and results of operations. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

OTHER GOVERNMENTAL REGULATIONS

     Our business is also subject to other governmental regulations at the federal, state, local, and foreign levels. At the federal level, we are subject to regulations under the Occupational Safety and Health Administration (OSHA) designed to protect our employees and regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which protects the privacy of patients' health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

     Each state where we operate regulates various aspects of its ambulance and fire business. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge.

     Applicable federal, state, local, and foreign laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See "Risk Factors --Certain state and local governments regulate rate structures and limit rates of return," "-- Numerous governmental entities regulate our business," and "-- Health care reforms and cost containment may affect our business" contained in Item 7 of this Report.

OUR CURRENT SERVICE AREAS

     We currently provide our services in approximately 400 communities in the following 26 states and the District of Columbia:

     Alabama             Iowa               New York             Tennessee
     Arizona             Kentucky           North Dakota         Texas
     California          Louisiana          Ohio                 Virginia
     Colorado            Maryland           Oregon               Washington
     Florida             Mississippi        Pennsylvania         Wisconsin
     Georgia             Nebraska           South Carolina
     Indiana             New Jersey         South Dakota

     We provide ambulance services in each of these states, including the District of Columbia, primarily under the names Rural/Metro Ambulance or Rural/Metro Medical Services and in certain areas of Arizona under the name Southwest Ambulance, except in Oregon, North Dakota and Wisconsin where we exclusively provide fire protection services. We also operate under other names depending upon local statutes or contractual agreements. We provide fire protection services under the name Rural/Metro Fire Department in 12 states, and in Oregon also under the name Valley Fire Services.

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

MEDICAL TRANSPORTATION SERVICES

     EMERGENCY AMBULANCE SERVICES

     We generally provide emergency ambulance response and medical transportation services pursuant to contracts with counties, fire districts, and municipalities. These contracts typically appoint us as the exclusive provider of 911 emergency ambulance services in designated service areas and require us to respond to every 911 emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all 911 calls with Advanced Life Support (ALS) ambulance units, unless otherwise specified by contract.

     ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (EMT) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

     Upon arrival at an emergency, the ALS crew members deploy portable life support equipment, ascertain the patient's medical condition, and, if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (BLS) services, which include cardiopulmonary resuscitation (CPR), basic airway management, and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient's medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

     NON-EMERGENCY AMBULANCE SERVICES

     We also provide ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, long-term care centers, and other health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital inpatient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient's needs and the proximity of available units. We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

     We provide ambulance services, critical care transports, and non-medical transportation services pursuant to contracts with governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per-transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

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

     ALTERNATIVE TRANSPORT SERVICES

     In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons in very limited service areas. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, we typically utilize vans that contain hydraulic wheelchair lifts or ramps.

     DISASTER RESPONSE TEAMS

     Aside from our day-to-day operations, we maintain disaster response teams that are occasionally called upon by the federal government, through the Federal Emergency Management Agency (FEMA), and by state, county and local governments to assist in responding to local or national fire and medical emergencies. For example, at the request of FEMA and the New York State Emergency Management Office, we provided assistance for the efforts in New York City following the September 11, 2001 terrorist attacks. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

     URGENT HOME MEDICAL CARE

     Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management. The following describes the type of revenue that is included in the accompanying Consolidated Financial Statements related to our operations in Latin America.

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

     MEDICAL PERSONNEL AND QUALITY ASSURANCE

     Paramedics and EMTs must be state certified in order to transport patients and to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the United States Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to nationwide and area-wide shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other health care providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to retain and attract a quality workforce.

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

     We have placed fire prevention and education in the forefront of our fire protection services and have developed a comprehensive program to prevent and minimize fires. We believe that effective fire protection requires the intensive training of personnel, the effective utilization of fire equipment, the establishment of effective communication centers for the receipt of emergency calls and the dispatch of equipment and personnel, the establishment and enforcement of strict fire codes, and community educational efforts. Based upon generally available industry data, we believe that fire loss per capita in our primary fire areas has been substantially less than the national average.

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

     We believe that our long-standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes our philosophy of fire prevention. With our cooperation and assistance, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. We believe that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services we provide, Scottsdale's per capita cost for fire protection is lower than for other cities of similar size.

     WILDLAND FIRE PROTECTION SERVICES

     We provide disaster response fire protection services when requested by the federal government, through the U.S. Forest Service, and other governmental entities to assist in responding to fire emergencies such as the multiple wild land fires that occurred during the past year in the western United States. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

     INDUSTRIAL FIRE PROTECTION SERVICES

     We provide fire protection services and, on a limited basis, unarmed security services to large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. We have contracts ranging up to five years in duration and expiring at various dates up June 30, 2005 to provide firefighting and hazardous materials response services at locations in several states. We intend to pursue similar contracts in the future.

     AIRCRAFT, RESCUE AND FIRE FIGHTING SERVICES (ARFF)

     We also provide aircraft rescue and firefighting services at a variety of airports throughout the United States, including the FedEx Express airport hub in Memphis, Tennessee, and the international airport in Port Columbus, Ohio. In addition to aircraft rescue and fire fighting services, we also provide structural firefighting and emergency medical response for airport terminals. Our ARFF firefighters, many of whom have extensive military and civilian ARFF experience, have completed comprehensive professional training programs. Our personnel are cross-trained as emergency medical technicians or paramedics, as well as in hazardous materials response. Our capabilities include value-added services such as first responder medical service in support of local fire departments for in-terminal medical emergencies, safety training for fuel handlers and other airport personnel, and fire prevention activities. We intend to continue to grow this aspect of our business strategically through competitive proposals and bidding processes.

CONTRACTS

     We enter into contracts with counties, municipalities, fire districts, and other governmental entities to provide 911 emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for emergency ambulance services depends largely on patient mix; the nature of services rendered; the local political climate; and the amount of subsidy, if any, that will be considered by a governmental entity to cover costs of uncompensated care. Our four largest ambulance contracts accounted for approximately 11% of total revenue during fiscal year 2002, 10% of total revenue during fiscal year 2001, and 9% of total revenue during fiscal year 2000.

     We provide fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 46% of our fire protection service revenue from subscriptions in fiscal year 2002, 45% in fiscal year 2001, and 45% in fiscal year 2000. Fire subscription rates are not currently regulated by any governmental agency in our service areas.

     Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. We monitor our performance under each contract. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. At any given time, we estimate that we have approximately 125 agreements with counties, fire districts, and municipalities for ambulance services and for fire protection services. The following table sets forth certain information regarding our six largest contracts, based on revenue, at June 30, 2002 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

                                   TERM IN
                                    YEARS   EXPIRATION DATE   TYPE OF SERVICE(1)
                                    -----   ---------------   ------------------
Ambulance
  Orange County, Florida (2)......    4        October 2006      911/General
  Rochester, New York (3).........    4      September 2006      911/General
  Knox County, Tennessee (4)......    5           July 2007      911/General
  Fort Worth, Texas (5)...........    5         August 2004      911/General
Community Fire
  Scottsdale, Arizona (6).........    3           June 2005    Fire Protection
Public/Private Alliance

  San Diego, California (7).......    5           June 2005      911/General

----------
(1) Type of service for ambulance contracts indicates whether 911 emergency or general ambulance services or both are provided within the service area.
(2) The contract was first entered into in 1962 by a provider that was acquired by us in July 1984.
(3) The contract was first entered into in 1988 by a provider that was acquired by us in May 1994.
(4)  The contract was first entered into in July 1985.
(5)  The contract was first entered into in August 1999.
(6)  The contract was first entered into in 1952 by us.
(7) The contract was first entered into in May 1997 and is effective through June 2005. The contract has a three-year renewal option exercisable by our customer.

     In addition to the six largest contracts, based on revenue, listed above, we were awarded several significant contracts during fiscal year 2002:

CSA-17, INCLUDING DEL MAR, RANCHO SANTA FE, ENCINITAS AND SOLANA BEACH IN NORTHERN SAN DIEGO COUNTY, CALIFORNIA - San Diego Medical Services Enterprise, L.L.C., our partnership with the City of San Diego, was awarded the exclusive, 911 ambulance transportation contract to provide emergency services to these four communities, which comprise County Service Area 17. The contract is estimated to generate approximately $2 million of annual revenue and includes two, two-year renewal options at the discretion of the contracting authority. Service began Sept. 1, 2001.

CORNING, NEW YORK - We were awarded a new, three-year contract in January 2002 to continue providing exclusive ambulance services to the City of Corning, New York. The contract is estimated to generate approximately $1 million of annual revenue and extends our 50-year history as an ambulance provider in the Corning area.

YOUNGSTOWN, OHIO - We were awarded a two-year contract that began March 1, 2002 to continue as the exclusive provider of 911 emergency ambulance services in Youngstown, Ohio. The contract is expected to generate approximately $1.3 million of annual revenue.

UNIVERSITY OF COLORADO HEALTH SCIENCES CENTER - We extended the services we provide to the University of Colorado Health Sciences Center through two new contracts that began July 1, 2001. Under a new, five-year contract we provide critical care transport services to the hospital's campuses and treatment facilities. We simultaneously renewed our contract to provide non-emergency ambulance transportation to the Health Science Center and related facilities for an additional five years. The contracts are expected to generate approximately $1.3 million of annual revenue.

CITGO PETROLEUM CORPORATION - Our specialty fire division continues to provide industrial fire protection services to Citgo Petroleum's Lake Charles, Louisiana refinery under a new, three-year contract that began July 1, 2002. The contract is expected to generate approximately $1.2 million of annual revenue.

     Additionally, we were awarded the following significant contract during fiscal year 2002 under which we will begin to provide services in fiscal year 2003:

FORSYTH COUNTY, GEORGIA - We were awarded an exclusive, five-year contract to provide 911 emergency ambulance services beginning July 1, 2002. The contract, which is expected to generate approximately $2.4 million of annual revenue , provides for automatic annual renewals and includes a yearly subsidy paid by the county to cover costs that arise due to uncompensated care.

     We also enter into  contracts  with  hospitals,  nursing  homes,  and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the preferred ambulance service provider contacted to provide non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We provide a discount in rates charged to facilities that assume the responsibility for payment of the charges to the persons receiving services. At any given time, we have approximately 1,000 agreements with counties, fire districts, municipalities, airports, hospitals, health care facilities, nursing homes, and other contracting entities for ambulance services or for fire protection services.

     During fiscal years 2000 and 2001, in connection with our domestic EMS restructuring initiative, we renegotiated a number of contracts where the rates, services or market conditions were not conducive to operational profitability. Additionally, we exited certain contracts in connection with the closure or downsizing of financially under-performing service areas, the majority of which solely provided non-emergency ambulance services and which could not meet our financial performance criteria on a sustained basis. In each situation where we have closed a service area, our operational teams have endeavored to ensure that an orderly transition occurs with no service interruptions. In many areas, we worked closely with the community, local governmental entities and alternative providers until our departure date, which in some cases extended for a number of months so that the transition could be properly effectuated. We believe that our actions under these circumstances are consistent with our commitment and reputation as a dependable, high-quality service provider. See "Risk Factors -- We depend on certain business relationships" contained in Item 7 of this Report.

     Counties, fire districts, and municipalities generally award contracts to provide 911 emergency services either through requests for competitive proposals or bidding processes. In some instances in which we are the existing provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business. For example, during fiscal year 2002, our alliance with San Diego Fire & Life Safety Services allowed the partnership to bid for and win multi-year contracts to provide 911 and ambulance services throughout the City of San Diego and Northern San Diego County.

     We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as a 911 provider in a designated service area increases our visibility and enhances our marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services. We further believe that our strategy to expand and strengthen regional operations will better position us to serve the developing managed care market.

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

MANAGEMENT INFORMATION SYSTEMS

     We utilize sophisticated management information systems, which we believe enhance the productivity of our existing operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, accounting, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment.

     Our centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources and risk management provide the capability to purchase related products and services on a company-wide basis, identify and respond to company-wide trends, and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all operations. We provide and allocate costs for these centralized systems and services pursuant to administrative services agreements with each of Rural/Metro Corporation's direct and indirect wholly-owned subsidiaries. Accordingly, each subsidiary's operational management has the ultimate responsibility and decision-making authority for the utilization and direction of these corporate services, so as to best serve the needs of their individual markets.

     We believe our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

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

     Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers (EMD) with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. In our larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient's condition prior to arrival at the scene. Also, in various operations across the country, we use AVL (auto vehicle locator) in the vehicles to enhance our dispatch system.

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

     Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We have developed extensive customer service models that enable our communications centers to meet these customer needs. We have established such procedures based on patient condition, specialized equipment needed, and the level of care that will be required by the patient.

     We utilize communication centers in our community fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for our ambulance services. Response time represents an important criteria in the effectiveness of fire suppression, which is dependent on the level of protection sought by our customers in terms of fire station spacing, the size of the service area covered, and the amount of equipment and personnel dedicated to fire protection.

BILLINGS AND COLLECTIONS

     We currently maintain 12 domestic regional billing and payment processing centers and a centralized private pay collection system at our headquarters in Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Substantially all of our revenue is billed and collected through our integrated billing and collection system, except for our operations in Rochester, New York and the New Jersey/Metro New York City area.

     We derive a substantial portion of our ambulance fee collections from reimbursement by third-party payers, including payments under Medicare, Medicaid, and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payers. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. The composition of our domestic net ambulance fee collections is as follows:

                                                  2002      2001      2000
                                                  ----      ----      ----
     Medicare ...............................       26%       25%       23%
     Medicaid ...............................       12%       11%       11%
     Private insurers .......................       49%       51%       47%
     Patients ...............................       13%       13%       19%
                                                  ----      ----      ----
                                                   100%      100%      100%
                                                  ====      ====      ====

     Companies in the ambulance service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from 911 emergency calls than for non-emergency ambulance requests. See "Risk Factors -- We depend on reimbursements by third-party payers and individuals" contained in Item 7 of this Report.

     We have substantial experience in processing claims to third-party payers and employ a billing staff specifically trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers' systems permit. Our integrated billing and collection system provides for accurate tracking of accounts receivable and status pending payment, which facilitates the effective utilization of personnel resources to resolve workload distribution and problematic invoices. When billing individuals, we sometimes use an automated dialer that pre-selects and dials accounts based on their status within the billing and collection cycle, which we believe optimizes the efficiency of the collection staff.

     State licensing requirements as well as contracts with counties, municipalities, and health care facilities typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid, or private insurance. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining our subsidy, if any, and permitted rates under contracts with a county or municipality.

INSURANCE AND SURETY BONDING

     Many of our contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers' compensation, and other liability insurance policies that typically are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and professional claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

     Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are subject to certain deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties that would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management and safety programs. See "Management's Discussion And Analysis of Financial Condition and Results of Operations" for additional information.

     Counties, municipalities, and fire districts sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually.

EMPLOYEES

     At September 20, 2002, we employed approximately 6,810 full-time and 3,640 part-time employees, including approximately 6,280 involved in ambulance services, 940 in fire protection services, 430 in integrated ambulance and fire protection services, 970 in urgent home medical care, and 1,830 in management, administrative, clerical and billing activities. Of these employees, 2,420 are paramedics and 3,230 are EMTs. We are party to collective bargaining agreements relating to certain of our paramedics and EMTs in Rochester, New York; Buffalo, New York; Corning, New York; Youngstown, Ohio; San Diego, California; Gadsden, Alabama; and Knoxville, Tennessee. We also have collective bargaining agreements in place for certain of our Maricopa County, Arizona, Integrated Fire employees; and certain of our ambulance services employees in Arizona. We consider our relations with employees to be good.

STRATEGY

     Our strategy is to continue strengthening our existing core businesses and to continue building upon our economies of scale, while providing the most proficient levels of health and safety services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have been primarily focused on (i) sustaining and enhancing positive cash performance, (ii) improving the quality and collection of revenue, (iii) selective growth through expansion in existing service areas, and (iv) development of regional new-growth opportunities. Fiscal 2002 also was an important year in the execution of our plan to return to profitability, which included continuing implementation of programs designed to maximize and expedite reimbursement for our medical transport services. Our business strategy for fiscal year 2003 includes continued emphasis on these focal points and our long-standing commitment to deliver high-quality, efficient and cost-effective services to our existing and prospective customers in our established service areas.

     CASH PERFORMANCE

     We focused extensively throughout fiscal 2002 on further enhancing cash performance. Initiatives undertaken related specifically to maximizing and accelerating reimbursement for our services, which drives positive cash-flow trending. New and ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients' conditions meet medical necessity standards.

     REVENUE QUALITY AND COLLECTION

     Our objective to improve the quality of our revenue is related directly to cash performance and effective collection efforts. Throughout fiscal year 2002, we have continued to devote significant effort to negotiating enhanced rates on continuing medical transportation contracts. We have also intensified and refined our systems in order to maximize collection percentages and minimize the number of days revenue is outstanding from the time we provide service to the time we are paid. As a result, we have achieved a significant decline in days sales' outstanding, achieving an average of 74 days, compared to 89 days in the prior fiscal year.

     SAME-SERVICE-AREA GROWTH

     A key element of our internal growth strategy is to extend our reach in existing service areas. We believe a variety of opportunities are available in proven service areas with good payer mixes to create new growth. This type of growth is primarily targeted to non-emergency medical transportation services among hospitals, health-care centers, nursing homes, rehabilitation centers, and other related health-care entities. As a result of our efforts in fiscal year 2002, we achieved 7.0% improvement in same-service area growth over fiscal year 2001 levels. We are encouraged by these results and will remain focused on same-service-area opportunities in fiscal year 2003.

     SELECTIVE NEW GROWTH

     We also have pursued highly selective new growth opportunities in fiscal year 2002. We evaluate new growth opportunities based on a number of criteria, including geographic proximity to existing regional operations, payer mix, medical transportation demands, competitive profiles, and demographic trends. We believe that by targeting specific locations using precise data and analysis, we can identify and pursue profitable new growth. An example of our achievements in this regard during fiscal year 2002 was the award of the exclusive, five-year emergency medical services contract for Forsyth County, Georgia, which is the state's fastest-growing county. Because Forsyth County is contiguous to Rural/Metro operations in nearby North and South Fulton counties, it represented a logical and attractive extension of our regional operations within the state. We will continue to evaluate selective opportunities for new growth in the future.

     We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers, and fire districts. Based on our successful public/private alliance with the City of San Diego, our ambulance service contract in Aurora, Colorado, and contracts with numerous Arizona municipalities, we believe that contracting and partnering may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic public/private alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, while saving taxpayer dollars. We will continue to seek such mutually beneficial public/private alliances and municipal contracts in existing and, to a limited extent, new service areas.

ITEM 2. PROPERTIES

FACILITIES AND EQUIPMENT

     We lease our principal executive offices in Scottsdale, Arizona. In addition, we lease administrative facilities and other facilities used principally for ambulance and fire apparatus basing, garaging and maintenance in those areas in which we provide ambulance and fire protection services. We also own 20 facilities within our service areas. Aggregate rental expense was approximately $11.5 million during fiscal year 2002, and approximately $12.1 million during fiscal year 2001. At September 20, 2002, our fleet included approximately 1,490 owned and 270 leased ambulances and alternative transportation vehicles, 115 owned and 27 leased fire vehicles, and 250 owned and 26 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings will not have a material adverse effect on our business, financial condition, cash flows and results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, due to the nature of our business, CMS and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company's compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

     We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former

Director,  were named as  defendants  in two  purported  class action  lawsuits:
HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

     On May 25, 1999, the Arizona state court granted our request for a stay of the Haskell action until the Ruble action is finally resolved. We and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. We and the individual defendants moved to dismiss the second amended complaint. On March 8, 2002, the Court granted the motions to dismiss of Mr. Ramsey and Mr. Bolin with leave to replead and denied the motions to dismiss of Mr. Rustand and us. The result is that Mr. Ramsey and Mr. Bolin have been dismissed from the Ruble v. Rural/Metro case although the Court has permitted plaintiffs leave to file another complaint against those individuals. We and Mr. Rustand remain defendants.

     The parties have commenced discovery in the Ruble v. Rural/Metro case. During discovery, the parties conduct investigation through formal processes such as depositions, subpoenas and requests for production of documents. This phase is currently expected to run through early November 2003. In addition, Plaintiffs have moved to certify the class in the Ruble v. Rural/Metro case. A decision on class certification is not expected before February 2003.

     We and the individual defendants are insured by primary and excess insurance policies, which were in effect at the time the lawsuits were filed (the "D&O Policies"). Our primary carrier has been funding the costs of the litigation and attorney's fees over approximately the last four years. Recently, however, our primary carrier notified all defendants that it is taking the position that there is no coverage. The primary carrier purports to base this decision on the actions of one of our former officers, whom the primary carrier claims assisted the Plaintiffs in the Ruble v. Rural/Metro case in such a way as to trigger an exclusion under the policy. We and the primary carrier are in the process of negotiating an interim funding agreement under which the carriers will continue to advance defense costs in the underlying litigations pending a court determination of the coverage dispute. While we intend to vigorously pursue our rights under the D&O Policies, we are unable to predict with certainty the outcome of these matters. A final and binding adverse judgment on the coverage dispute could have a material adverse effect on our business, financial condition, cash flows and results of operations.

     LaSalle Ambulance, Inc., a New York subsidiary of Rural/Metro Corporation, has been sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, pending in the Supreme Court of the State of New York, Erie County. In 1995, Plaintiff Ann Bogucki sued LaSalle Ambulance along with other defendants, primarily alleging that negligent medical care caused her injuries. The incident occurred in 1992, which was prior to our acquisition of LaSalle Ambulance, Inc. The prior owner's insurance carrier is defending the case. Based on information obtained in the fourth quarter of fiscal 2002, we do not believe that our primary insurance policy for the post-acquisition period provides coverage for these claims; however, we believe that we have meritorious claims against the prior owner and under the pre-acquisition period insurance policy. Further, we do not believe that Plaintiffs' claims have any merit and are cooperating with the insurance carrier to vigorously defend the lawsuit. However, if the Plaintiffs are successful in obtaining an adverse judgment, then the limits of the prior owner's insurance policy may not be adequate to cover all damages that might arise out of this lawsuit. As the current owner of LaSalle Ambulance, Inc., we have potential liability for the uninsured portion of any such adverse judgment; which liability, if occurring, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock trades on the Nasdaq SmallCap Market pursuant to a conditional listing under the symbol RURLC. We believe we will meet the requirements associated with our conditional listing upon filing of this Report on Form 10-K and will shortly thereafter resume trading on the Nasdaq SmallCap Market under the symbol RURL. See "Risk Factors - We may be delisted from the Nasdaq SmallCap Market."

     The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

                                                           HIGH       LOW
                                                          ------     ------
     YEAR ENDED JUNE 30, 2001
       First quarter ................................     $ 2.31     $ 1.50
       Second quarter ...............................     $ 3.38     $ 1.25
       Third quarter ................................     $ 2.16     $ 0.81
       Fourth quarter ...............................     $ 1.09     $ 0.87

     YEAR ENDED JUNE 30, 2002
       First quarter ................................     $ 0.97     $ 0.57
       Second quarter ...............................     $ 0.74     $ 0.35
       Third quarter ................................     $ 1.13     $ 0.37
       Fourth quarter ...............................     $ 4.75     $ 0.80

     On September 20, 2002, the closing sale price of our common stock was $2.50 per share. On September 20, 2002, there were approximately 973 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid any cash dividends on our common stock. We currently plan to retain earnings, if any, for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of us as well as other factors deemed relevant by our Board of Directors. Our senior notes and amended credit facility contain restrictions on our ability to pay cash dividends, and future borrowings may contain similar restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Item 7 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for the fiscal years 1998 through 2002 has been derived from our audited Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes appearing elsewhere in this Report.

     The Consolidated Financial Statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP (Andersen) who has ceased operations. A copy of the report previously issued by Andersen on our financial statements as of June 30, 2000 and 2001 and for each of the three years in the period ended June 30, 2001 is included elsewhere in this Report. Such report has not been reissued by Andersen.

                                                                              YEARS ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenue (1) .......................................   $ 497,038    $ 504,316    $ 570,074    $ 561,366    $ 475,558
Operating expenses
  Payroll and employee benefits .......................     287,307      301,055      323,285      297,341      254,806
  Provision for doubtful accounts .....................      69,900      102,470       95,623       81,227       81,178
  Provision for doubtful accounts-- change in
   accounting estimate ................................          --           --       65,000           --           --
  Depreciation ........................................      15,155       21,809       25,009       24,222       19,213
  Amortization of intangibles (2) .....................       1,055        7,352        8,687        9,166        7,780
  Other operating expenses ............................      97,640      142,009      127,743       98,739       80,216
  Asset impairment charges ............................          --       94,353           --           --           --
  Loss on disposition of clinic operations ............          --        9,374           --           --           --
  Contract termination costs and related asset
   impairment .........................................        (107)       9,256           --           --           --
  Restructuring charge and other ......................        (718)       9,091       34,047        2,500        5,000
                                                          ---------    ---------    ---------    ---------    ---------
Operating income (loss) ...............................      26,806     (192,453)    (109,320)      48,171       27,365
Interest expense, net .................................     (24,976)     (30,001)     (25,939)     (21,406)     (14,082)
Other income (expense), net ...........................           9       (2,402)       2,890          (70)         199
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes, extraordinary
 loss and cumulative effect of change in accounting
 principle ............................................       1,839     (224,856)    (132,369)      26,695       13,482
Income tax (provision) benefit ........................       2,050       (1,875)      32,837      (11,231)      (5,977)
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss and
 cumulative effect of change in accounting principle ..       3,889     (226,731)     (99,532)      15,464        7,505
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --       (1,200)          --           --
Cumulative effect of change in accounting principle (2)     (49,513)          --         (541)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $ (45,624)   $(226,731)   $(101,273)   $  15,464    $   7,505
                                                          =========    =========    =========    =========    =========
Basic earnings per share:
Income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle .............   $    0.26    $  (15.38)   $   (6.82)   $    1.07    $    0.55
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --        (0.08)          --           --
Cumulative effect of change in accounting principle ...       (3.26)          --        (0.04)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $   (3.00)   $  (15.38)   $   (6.94)   $    1.07    $    0.55
                                                          =========    =========    =========    =========    =========
Diluted earnings per share:
Income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle .............   $    0.25    $  (15.38)   $   (6.82)   $    1.06    $    0.54
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --        (0.08)          --           --
Cumulative effect of change in accounting principle ...       (3.14)          --        (0.04)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $   (2.89)   $  (15.38)   $   (6.94)   $    1.06    $    0.54
                                                          =========    =========    =========    =========    =========
Weighted average number of shares outstanding:
  Basic ...............................................      15,190       14,744       14,592       14,447       13,529
  Diluted .............................................      15,773       14,744       14,592       14,638       14,002

                                                                               YEARS ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA
Working capital (deficit) (3)..........................   $  28,038    $(285,566)   $(192,512)   $ 140,929    $ 110,529
Total assets...........................................     237,438      298,534       491,217     579,907      535,452
Current portion of long-term debt (3)..................       1,633      294,439       299,104       5,765        8,565
Long-term debt, net of current portion (3).............     298,529        1,286         2,850     268,560      243,831
Stockholders' equity (deficit) (1) ....................    (165,319)    (130,526)       95,591     196,839      177,773

CASH FLOW DATA
Cash flow provided by (used in) operating
  activities...........................................       9,328        7,859       (11,551)     16,247        2,720
Cash flow provided by (used in) financing
  activities...........................................      (2,669)      (5,907)       28,258      21,491       68,284
Cash flow provided by (used in) investing
  activities...........................................      (5,832)      (3,805)      (13,640)    (36,604)     (67,891)

----------
(1) The Company acquired the operations of five companies during the year ended June 30, 1999 for an aggregate purchase price of $20.6 million as well as eleven companies during the year ended June 30, 1998 for an aggregate purchase price of $77.1 million (including $9.0 million of the Company's common stock). The increase in net revenue between 1998 and 1999 is primarily a result of these acquisitions.
(2) Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142). In connection with the adoption of SFAS 142, the Company discontinued amortizing its goodwill effective July 1, 2001. Additionally, the Company recognized an approximate $49.5 million transitional impairment charge which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002. Note 5, Goodwill, in our Consolidated Financial Statements appearing elsewhere in this report contains additional information on our adoption of SFAS 142.
     Additionally, effective July 1, 1999, the Company changed its method of accounting for start-up costs, including organization costs. In connection with that change, the Company wrote-off $0.9 million of previously capitalized organization costs ($0.5 million after tax benefits) and classified such charge as the cumulative effect of change in accounting principle in 2000.
(3) Our current liabilities exceeded our current assets at June 30, 2001 and 2000 as a result of the classification of amounts outstanding under our revolving credit facility and our 7 7/8% Senior Notes due 2008 (Senior Notes) as current liabilities. Such classification resulted from the fact that we were not in compliance with certain of the covenants contained in our revolving credit agreement and because of the related provisions contained in the agreement relating to our Senior Notes. Amounts outstanding under our revolving credit facility and our Senior Notes were classified as long-term liabilities as of June 30, 2002 as a result of amendments to our credit facility which became effective September 30, 2002. Such amendments waived previous covenant violations and extended the maturity date of the credit facility from March 16, 2003 to December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
our  selected  consolidated   financial  data  and  our  Consolidated  Financial
Statements and notes appearing elsewhere in this Report.

     Effective September 30, 2002, we entered into an amended credit facility with our bank lenders. Among other provisions, the amended agreement provides for a permanent waiver of past noncompliance and an extended maturity date of December 31, 2004. See "Liquidity and Capital Resources."

     Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management for assumption of net liabilities. Revenues relating to our Latin American operations totaled $25.4 million, $43.1 million and $57.4 million for the years ended June 30, 2002, 2001 and 2000, respectively. Excluding asset impairment and restructuring charges, operating expenses related to Latin American operations totaled $23.8 million, $44.7 million and $56.2 million for the years ended June

30, 2002, 2001 and 2000, respectively. Although we have not determined the final accounting, we do not expect there to be a negative financial impact from this transaction.

INTRODUCTION

     We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (911 emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between 911 emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

     Medical transportation and related services revenue includes 911 emergency and non-emergency ambulance and alternative transportation service fees as well as municipal subsidies and subscription fees. Domestic ambulance and alternative transportation service fees are recognized as the services are provided and are recorded net of estimated Medicare, Medicaid and other contractual discounts. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

     Payments received from third-party payers represent a substantial portion of our ambulance service fee receipts. We derived approximately 87% of our net ambulance and alternative transportation fee collections during fiscal 2002 and 2001 from such third party payers. We maintain an allowance for Medicare, Medicaid and contractual discounts and doubtful accounts based on credit risks applicable to certain types of payers, historical collection trends and other relevant information. This allowance is examined on a quarterly basis and is revised for changes in circumstances surrounding the collectibility of receivables. Provisions for Medicare, Medicaid and contractual reimbursement limitations are included in the calculation of medical transportation services revenue.

     Because of the nature of our ambulance services, it is necessary to respond to a number of calls, primarily 911 emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and 911 emergency ambulance service calls in individual markets and is generally higher in service areas in which the calls are primarily 911 emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports. Revenue generated under our former capitated service arrangements in Argentina is included in medical transportation and related services revenue.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees received in advance are deferred and recognized over the term of the subscription agreement, which is generally one year.

     Other revenue primarily consists of revenue generated from dispatch, fleet, billing, training and home health care services and is recognized when the services are provided.

     Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees.

     Our net income before the cumulative effect of a change in accounting principle was $3.9 million or $0.25 per diluted share for the year ended June 30, 2002. The net loss after the cumulative effect of a change in accounting principle was $45.6 million or $2.89 per diluted share. This compares to a net loss of approximately $226.7 million or $15.38 per diluted share for the year ended June 30, 2001, and a net loss of $101.3 million or $6.94 per diluted share for the year ended June 30, 2000. Our operating results for the year ended June 30, 2001 were adversely affected by asset impairment charges, our operational restructuring program involving the closure of certain service areas, the loss of two exclusive 911 contracts, the disposition of clinic operations in Latin America, changes in estimates that impacted our reserves for workers' compensation and general liability matters, and additional provision for doubtful accounts related to closed or closing service areas and non-transport related receivables.

     CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for Medicare, Medicaid and other contractual discounts and doubtful accounts, general liability and workers' compensation claim reserves. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

     MEDICAL TRANSPORTATION AND RELATED FEE REVENUE RECOGNITION - Domestic ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of a provision for Medicare, Medicaid, and other contractual reimbursement limitations. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these reimbursement limitations at the time revenue is recognized. Estimates of amounts uncollectible due to the described reimbursement limitations are estimated based on historical collection data, historical write-off activity and current relationships with payers, and are computed separately for each service area. The estimated uncollectibility is translated into a percentage of total revenue which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the collectibility of the current revenue stream, revenue could be overstated or understated. Provisions made for reimbursement limitations on ambulance and alternative transportation service fees are included in the calculation of medical transportation and related service revenue and totaled $134.0 million, $135.4 million and $102.9 million for the years ended June 30, 2002, 2001 and 2000, respectively.

     PROVISION FOR DOUBTFUL ACCOUNTS FOR MEDICAL TRANSPORTATION AND RELATED FEES
- Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, provisions for uncollectibility due to Medicare, Medicaid and contractual reimbursement limitations are recorded as provisions against revenue. We estimate additional provisions related to the
potential   uncollectibility  of  other  payers.  The  estimates  are  based  on historical collection data and historical write-off activity and are computed separately for each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less provision percentages applied for Medicare, Medicaid and contractual reimbursement limitations. If historical data used to calculate these estimates does not properly reflect the collectibility of the current net revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $69.7 million, $101.0 million and $158.0 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     WORKERS' COMPENSATION RESERVES - Beginning May 1, 2002, we purchased a corporate-wide "first-dollar" workers' compensation insurance policy, under which we have no obligation to pay any deductible amounts on claims occurring during the policy period. This policy covers all workers' compensation claims made by employees of the Company and all of its domestic subsidiaries. Accordingly, provisions for workers' compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers' compensation policies included a deductible obligation of $250,000 per claim, which was increased in recent years to $500,000 per claim, with no aggregate limit. Claims relating to these prior policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal year 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal claim reviews. We also periodically engage actuaries to assist us in the determination of our workers' compensation claims reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for workers' compensation claims could be overstated or understated. Reserves related to workers' compensation claims totaled $15.9 million and $14.9 million at June 30, 2002 and 2001, respectively.

     GENERAL LIABILITY RESERVES - We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, professional liability. Internally and throughout this report, we refer to these three types of policies collectively as "general liability" policies. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. In general, our deductible obligation for policies issued in fiscal years prior to 2001 ranges from $100,000 to $250,000 per claim (with no aggregate limit), depending on the policy year and line of coverage. Beginning in fiscal 2001, our deductible amount increased to $1,000,000 per claim; however, we also purchased a liability ceiling for each of those policy years, which permanently caps our maximum deductible obligation. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal year 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal reviews. We also periodically engage actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $15.4 million and $19.7 million at June 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our Consolidated Financial Statements expressed as a percentage of net revenue for the years ended June 30, 2002, 2001, and 2000:

                                                                     YEARS ENDED JUNE 30,
                                                                 ----------------------------
                                                                  2002       2001       2000
                                                                 ------     ------     ------
Net revenue ..................................................    100.0%     100.0%     100.0%

Operating expenses
  Payroll and employee benefits ..............................     57.8       59.7       56.7
  Provision for doubtful accounts ............................     14.1       20.3       16.8
  Provision for doubtful accounts -- change in accounting
    estimate .................................................       --         --       11.4
  Depreciation ...............................................      3.0        4.3        4.4
  Amortization of intangibles ................................      0.2        1.5        1.5
  Other operating expenses ...................................     19.6       28.2       22.4
  Asset impairment charges ...................................       --       18.7         --
  Loss on disposition of clinic operations ...................       --        1.9         --
  Contract termination costs and related asset impairment ....       --        1.8         --
  Restructuring charge and other .............................     (0.1)       1.8        6.0
                                                                 ------     ------     ------

Operating income (loss) ......................................      5.4      (38.2)     (19.2)
  Interest expense, net ......................................     (5.0)      (5.9)      (4.6)
  Other income (expense), net ................................       --       (0.5)       0.5
                                                                 ------     ------     ------

Income (loss) before income taxes, extraordinary loss and
cumulative effect of change in accounting principle ..........      0.4      (44.6)     (23.3)
  Income tax (provision) benefit .............................      0.4       (0.4)       5.8
                                                                 ------     ------     ------

Net income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle ...................      0.8      (45.0)     (17.5)
Extraordinary loss ...........................................       --         --       (0.2)
Cumulative effect of a change in accounting principle ........    (10.0)        --       (0.1)
                                                                 ------     ------     ------

     Net income (loss) .......................................     (9.2)%    (45.0)%    (17.8)%
                                                                 ======     ======     ======

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

     NET REVENUE

     Net revenue decreased approximately $7.3 million, or 1.4%, from $504.3 million for the year ended June 30, 2001 to $497.0 million for the year ended June 30, 2002.

     MEDICAL TRANSPORTATION AND RELATED SERVICES - Medical transportation and related service revenue decreased $4.8 million, or 1.1%, from $425.6 million for the year ended June 30, 2001 to approximately $420.8 million for the year ended June 30, 2002.

     The decrease in medical transportation and related service revenue is related to a $14.4 million decrease in revenue in our Latin American operations primarily resulting from decreases in memberships under capitated service arrangements and the devaluation of the Argentine peso. The decrease in memberships was attributable to the impact of economic conditions in Argentina combined with significant increases in local service taxes on all medical services.

     Domestic medical transportation and related service revenue increased approximately $9.6 million, or 2.5% from $387.8 million for the year ended June 30, 2001 to $397.4 million for the year ended June 30, 2002. This increase is comprised of a $25.2 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $2.6 million increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001 offset by an $8.5 million decrease related to the loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska and a $9.6 million decrease related to the closure of service areas in fiscal 2000 and fiscal 2001.

     Total domestic transports, including alternative transportation, decreased 71,000, or 5.6%, from approximately 1,256,000 (approximately 1,100,000 ambulance and approximately 156,000 alternative transportation) for the year ended June 30, 2001 to approximately 1,185,000 (approximately 1,046,000 ambulance and approximately 139,000 alternative transportation) for the year ended June 30, 2002. The loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska accounted for a decrease of approximately 19,000 transports. The closure of service areas in fiscal 2000 and 2001 accounted for a decrease of approximately 32,000 transports. Transports in areas that we served in both the year ended June 30, 2002 and 2001 decreased by approximately 23,000 transports. These decreases were offset by an increase of approximately 3,000 transports related to a 911 contract that began during the second quarter of fiscal 2001.

     FIRE PROTECTION SERVICES - Fire protection services revenue increased by approximately $3.3 million, or 5.4%, from approximately $61.6 million for the year ended June 30, 2001 to approximately $64.9 million for the year ended June 30, 2002. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $2.1 million, increased contracting activity by our specialty fire protection group of $766,000 and a $620,000 increase in wildland fire services revenue. We experienced a particularly active wildfire season in the latter part of the fiscal year ended June 30, 2002. Increased activity in wildland fire services revenue has continued into the first quarter of fiscal 2003.

     OTHER REVENUE - Other revenue decreased by $5.9 million, or 34.3%, from $17.2 million for the year ended June 30, 2001 to $11.3 million for the year ended June 30, 2002. Other revenue decreases are primarily due to a decrease in clinic revenue in our Latin American operations of $3.6 million as a result of the disposition in the fourth quarter of fiscal 2001.

     OPERATING EXPENSES

     PAYROLL AND EMPLOYEE BENEFITS - Payroll and employee benefit expenses decreased approximately $13.8 million, or 4.6%, from approximately $301.1 million for the year ended June 30, 2001 to approximately $287.3 million for the year ended June 30, 2002. This decrease is primarily attributable to the net impact of payroll and benefit increases resulting from contract renegotiations, service area expansions and wage rate increases ($19.5 million) offset by reductions attributable to the Argentine peso devaluation ($10.9 million), the impact of prior year service area closures ($8.3 million), and the absence in 2002 of prior year increases in health insurance reserves ($5.0 million) and accrued paid-time-off ($3.0 million). We expect that labor costs related to our ongoing operations will continue to increase. Payroll and employee benefits decreased from 59.7% of total revenue for the year ended June 30, 2001 to 57.8% of net revenue for the year ended June 30, 2002. See Risk Factors - "We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements;" "Claims against us could exceed our insurance coverage;" and "Our reserves may prove inadequate."

     PROVISION FOR DOUBTFUL ACCOUNTS - The provision for doubtful accounts decreased $32.6 million, or 31.8%, from $102.5 million, or 20.3% of total revenue, for the year ended June 30, 2001 to $69.9 million, or 14.1% of total revenue, for the year ended June 30, 2002. The provision for the year ended June 30, 2001 included an additional $16.4 million provision related to underperformance in collections in service areas closed during fiscal 2001 and 2000, a $4.8 million provision related to management's decision to reserve all outstanding non-transport receivables in excess of 90 days and a $5.0 million provision related to contractual transport receivables that were deemed uncollectible.

     The provision for doubtful accounts on domestic ambulance and alternative transportation service revenue (excluding the additional provisions described in the preceding paragraph) was 18.2% for the year ended June 30, 2002 and 19.9% for the year ended June 30, 2001. The decrease is reflective of the closure of underperforming operations and increases in collection rates in the remaining service areas. During fiscal 2002, we continued to focus on improving the quality of our revenue by reducing the amount of non-emergency ambulance and alternative transportation transports in selected service areas as well as on previously implemented initiatives to maximize the collection of our accounts receivable.

     A summary of activity in our allowance for Medicare, Medicaid and contractual discounts and doubtful accounts during the fiscal years ended June 30, 2002 and 2001 is as follows.

                                                          JUNE 30,
                                                  ------------------------
                                                    2002           2001
                                                  ---------      ---------
                                                       (in thousands)

     Balance at beginning of year                 $  65,229      $  87,752
     Provision for Medicare, Medicaid
       and contractual discounts                    134,039        135,435
     Provision for doubtful accounts                 69,900        102,470
     Write-offs and other adjustments              (236,500)      (260,428)
                                                  ---------      ---------
     Balance at end of year                       $  32,668      $  65,229
                                                  =========      =========

     DEPRECIATION - Depreciation decreased approximately $6.6 million, or 30.3%, from approximately $21.8 million for the year ended June 30, 2001 to approximately $15.2 million for the year ended June 30, 2002, primarily due to asset write-offs during the fourth quarter of fiscal 2001, the disposal of certain assets related to closed operations and a decrease in capital expenditures. Depreciation decreased from approximately 4.3% of net revenue for the year ended June 30, 2001 to approximately 3.0% of total revenue for the year ended June 30, 2002

     AMORTIZATION - We discontinued amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles has decreased $6.3 million to $1.1 million for the year ended June 30, 2002. Approximately, $1.0 million of the amortization recorded in the year ended June 30, 2002 relates to an adjustment in the estimated lives of for certain other intangible assets acquired in previous business combinations. Amortization is expected to decline as these assets reach the end of their estimated lives. See related discussion of the effect of the adoption of SFAS No. 142 below.

     OTHER OPERATING EXPENSES - Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $44.4 million, or 31.3%, from $142.0 million for the year ended June 30, 2001 to $97.6 million for the year ended June 30, 2002. Approximately $22.3 million of the decrease relates to charges taken in the fourth quarter of fiscal 2001, including $8.4 million of inventory adjustments as described below, $1.3 million related to a Medicare audit settlement, $1.0 million related to the write-off of amounts owed to us by a former owner, $8.5 million related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries and $3.1 million for several adjustments to certain estimates for prepaid expenses, accrued liabilities and other items, related to our domestic operations, that were resolved in the fourth quarter of fiscal 2001. Additionally, the year ended June 30, 2001 included a charge of $15.0 million recorded for additional general liability reserves related to increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported as described below. Decreases in other operating expenses in our Latin American operations totaled $8.0 million, primarily due to the devaluation of the Argentine peso. Closure of service areas in fiscal 2000 and 2001, as well as the loss of the 911 contracts in Arlington, Texas and Lincoln, Nebraska, account for $3.1 million of the decrease. Other operating expenses decreased from 28.2% of total revenue for the year ended June 30, 2001 to 19.6% of total revenue for the year ended June 30, 2002.

     Effective January 1, 2001, we refined our methodology for determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate. See Risk Factors - "We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements;" "Claims against us could exceed our insurance coverage;" and "Our reserves may prove inadequate."

     RESTRUCTURING AND OTHER CHARGES - During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. For further discussion of these charges, see comparison of results for the fiscal year ended June 30, 2001 and June 30, 2000, below.

     A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows:

                                                    LEASE        WRITE-OFF      OTHER
                                   SEVERANCE     TERMINATION   OF INTANGIBLE    EXIT
                                     COSTS          COSTS         ASSETS        COSTS        TOTAL
                                    -------        -------        -------      -------     --------
Balance at June 30, 2000            $ 3,529        $ 3,247        $    --      $ 1,356     $  8,132
  Fiscal 2001 charge recorded         1,475          2,371          4,092        1,153        9,091
  Fiscal 2001 usage                  (4,531)        (1,071)        (4,092)      (1,360)     (11,054)
  Adjustments                         1,361         (1,313)            --          (48)          --
                                    -------        -------        -------      -------     --------
Balance at June 30, 2001              1,834          3,234             --        1,101        6,169
  Fiscal 2002 usage                  (1,025)        (1,172)            --         (951)      (3,148)
  Adjustments                           (52)          (548)            --         (118)        (718)
                                    -------        -------        -------      -------     --------
Balance at June 30, 2002            $   757        $ 1,514        $    --      $    32     $  2,303
                                    =======        =======        =======      =======     ========

     OTHER FISCAL 2001 CHARGES - Results of operations for the year ended June 30, 2001 include charges not applicable to the year ended June 30, 2002, including asset impairment charges, disposition of clinic operations and contract termination costs and related asset impairment. See comparison of results for the fiscal year ended June 30, 2001 and June 30, 2000, below.

     INTEREST EXPENSE - Interest expense decreased by approximately $5.0 million, or 16.7%, from approximately $30.0 million for the year ended June 30, 2001 to approximately $25.0 million for the year ended June 30, 2002. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances. Additionally, approximately $541,000 of interest income received in conjunction with an income tax refund was netted against interest expense for the year ended June 30, 2002. Interest expense is expected to increase in the next fiscal year due to new rates to be incurred under the amended credit facility. See further discussion on the amended credit facility in "Liquidity and Capital Resources."

     OTHER INCOME (EXPENSE), NET - Other income (expense), net expense decreased $2.4 million from the year ended June 30, 2001 to the year ended June 30, 2002. Other expense in fiscal 2001 included a $4.0 million charge relating to the purchase of the minority interest of a joint venture partner in one of our ambulance operations. Other income of $9,000 recorded in the year ended June 30, 2002 is related to the final settlement of amounts due under that joint venture agreement. A description of the joint venture transaction is included in Note 6 to the Consolidated Financial Statements.

     INCOME TAXES - We recognized an income tax benefit of $2.1 million in 2002 compared with an income tax provision of $1.9 million in 2001. The income tax benefit in 2002 resulted from federal income tax refunds of $0.6 million resulting from recently enacted legislation that allowed us to carryback a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt. We did not recognize the future income tax benefits attributable to our 2002 net loss as it is more likely than not that the related benefits will not be realized.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards (SFAS) No. 142," Goodwill and Other Intangible Assets," we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts, using a valuation date of July 1, 2001, and determined that a transitional goodwill impairment charge of $49.5 million, net of $0 income taxes, was required. This impairment primarily relates to our medical transportation and related services segment. The impairment charge is non-cash and non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations, retroactively applied to the quarter ended September 30, 2001, in accordance with the provisions of SFAS No. 142. See Note 5 of the Consolidated Financial Statements for further discussion of the effect of the adoption of this accounting principle.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

     NET REVENUE

     Net revenue decreased $65.8 million, or 11.5%, from $570.1 million for the year ended June 30, 2000 to $504.3 million for the year ended June 30, 2001.

     MEDICAL TRANSPORTATION AND RELATED SERVICES - Medical transportation and related service revenue decreased approximately $66.6 million, or 13.5%, from approximately $492.2 million for the year ended June 30, 2000 to approximately $425.6 million for the year ended June 30, 2001.

     The decrease in medical transportation and related service revenue is related to a $6.6 million decrease in revenue in our Latin American operations related to decreases in memberships under capitated service arrangements due to the impact of the economic recession in Argentina as well as a $4.5 million decrease in revenue generated from our former Canadian operations. Additionally, there were significant decreases in domestic medical transportation and related service revenue as described below.

     Domestic medical transportation and related service revenue decreased $55.2 million, or 12.5%, from $443.0 million for the year ended June 30, 2000 to $387.8 million for the year ended June 30, 2001. This decrease is comprised of a $42.0 million decrease related to the closure of service areas in fiscal 2000 and 2001 and a $2.4 million decrease related to the loss of a contract in Lincoln, Nebraska. Additionally, there was a decrease of $16.8 million related to domestic medical transportation and related service revenue in areas we served in both the year ended June 30, 2001 and 2000. These decreases were offset by increases of $6.1 million related to a 911 contract that began in the second quarter of fiscal 2000 and an additional 911 contract that began in the second quarter of fiscal 2001.

     Total domestic transports, including alternative transportation, decreased 275,000, or 21.9%, from approximately 1,531,000 (approximately 1,266,000 ambulance and approximately 265,000 alternative transportation) for the year ended June 30, 2000 to 1,256,000 (approximately 1,100,000 ambulance and approximately 156,000 alternative transportation) for the year ended June 30, 2001. The closure of service areas accounted for a decrease of approximately 197,000 transports. The loss of the 911 contract in Lincoln, Nebraska accounted for a decrease of approximately 6,000 transports. Transports in areas that we served in both the year ended June 30, 2002 and 2001 decreased by approximately 83,000 transports. The new 911 contracts described above accounted for approximately 10,000 additional transports.

     FIRE PROTECTION SERVICES - Fire protection services revenue increased by approximately $4.1 million, or 7.1%, from approximately $57.5 million for the year ended June 30, 2000 to approximately $61.6 million for the year ended June 30, 2001. Fire protection services revenue increased $1.8 million due to rate and utilization increases for fire protection services, $1.1 million due to rate increases under existing fire protection contracts, $0.6 million due to new airport and industrial contracting activity and $0.6 million due to forestry revenue increases.

     OTHER REVENUE - Other revenue decreased by approximately $3.1 million, or 15.3%, from approximately $20.3 million for the year ended June 30, 2000 to approximately $17.2 million for the year ended June 30, 2001. Decreases in medical clinic revenue generated in Argentina totaled $2.9 million.

     OPERATING EXPENSES

     PAYROLL AND EMPLOYEE BENEFITS - Payroll and employee benefit expenses decreased $22.2 million, or 6.9%, from $323.3 million for the year ended June
30, 2000 to $301.1 million for the year ended June 30, 2001. Certain underperforming service areas that were closed in the third and fourth quarters of fiscal 2000 accounted for $20.9 million of the decrease, and $4.1 million of the decrease is related to the closure of our Canadian operations. Payroll and employee benefit expenses for the fiscal year ended June 30, 2001 includes $5.0 million of additional workers' compensation insurance expense related to increased claims experience, $3.0 million required to bring the paid-time-off accrual for field personnel into line with the amount required under the related policies and $5.4 million related to an increase in our employee health insurance reserves as calculated by our third-party administrator. The remaining decrease reflects reductions in payroll and employee benefit expenses in existing service areas due to decreased transports as discussed above. Payroll and employee benefit expenses increased from 56.7% of total revenue during the year ended June 30, 2000 to 59.7% of total revenue during the year ended June 30, 2001. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

     PROVISION FOR DOUBTFUL ACCOUNTS - The provision for doubtful accounts, excluding the $65.0 million change in accounting estimate in fiscal 2000, increased $6.9 million or 7.2% from $95.6 million for the year ended June 30, 2000 to $102.5 million for the year ended June 30, 2001.

     During the year ended June 30, 2001, we recorded a $10.0 million provision related to underperformance in collections in service areas closed during fiscal 2000. In addition, we recorded a $6.4 million provision related to estimated underperformance in collections for service areas included in the fiscal 2001 restructuring. It has been our experience that once a service area has been exited, it becomes more difficult to collect outstanding receivables. As a result, management determined that any non-transport receivable in excess of 90 days outstanding will be fully reserved. This adjustment totaled $4.8 million at June 30, 2001. An additional $5.0 million provision was also recorded for contractual transport receivables that were deemed uncollectible. During the year ended June 30, 2000, we experienced a decrease in collections in service areas that were closed or downsized due to our lack of physical presence in the service area. In fiscal 2000, we recorded charges of $3.0 million and $6.8 million recorded in the respective third and fourth quarters for uncollectible accounts in those service areas that were identified for closure or downsizing during those periods.

     The provision for doubtful accounts on domestic ambulance and alternative transportation service revenue (excluding the $26.2 million recorded in fiscal 2001 and the $9.8 million in fiscal 2000, described above) was 19.2% for the year ended June 30, 2000 and 19.9% for the year ended June 30, 2001. The increase in the provisioning rate for doubtful accounts is reflective of the new methodology being used to calculate the provision for doubtful accounts as described in the following paragraph regarding the change in estimate.

     Based on the increasingly unpredictable nature of healthcare accounts receivable and the increasing costs to collect those receivables, we concluded that the implemented billing process changes had not brought about the benefits anticipated. As a result, we changed our method of estimating our allowance for doubtful accounts effective October 1, 1999. Under our new method of estimation, we have chosen to fully reserve our accounts receivable earlier in the collection cycle than had previously been our practice. We provide specific allowances based upon the age of the accounts receivable within each payer class and also provide for general allowances based upon historic collection rates within each payer class. Payer classes include Medicare, Medicaid, and private pay. Accordingly, the effect of this change was an additional $65.0 million provision for doubtful accounts in fiscal 2000, which is stated separately in the accompanying financial statements.

     A summary of activity in our allowance for Medicare, Medicaid and contractual discounts and doubtful accounts during the fiscal years ended June 30, 2001 and 2000 is as follows:

                                                          JUNE 30,
                                                  ------------------------
                                                    2001           2000
                                                  ---------      ---------
                                                       (in thousands)

     Balance at beginning of year                 $  87,752      $  43,392
     Provision for Medicare, Medicaid
       and contractual discounts                    135,435        102,880
     Provision charged to expense                   102,470        160,623
     Write-offs and other adjustments              (260,428)      (219,143)
                                                  ---------      ---------
                                                  $  65,229      $  87,752
                                                  =========      =========

     DEPRECIATION - Depreciation decreased $3.2 million, or 12.8%, from $25.0 million for the year ended June 30, 2000 to $21.8 million for the year ended June 30, 2001, primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current year. Depreciation decreased from 4.4% of total revenue for the year ended June 30, 2000 to approximately 4.3% of net revenue for the year ended June 30, 2001.

     AMORTIZATION - Amortization of intangibles decreased by $1.3 million, or 14.9%, from $8.7 million for the year ended June 30, 2000 to $7.4 million for the year ended June 30, 2001. This decrease was the result of the write-off of $22.3 million of goodwill in conjunction with the closure or downsizing of certain service areas during fiscal 2000. Amortization was 1.5% of net revenue for both the year ended June 30, 2000 and 2001.

     OTHER OPERATING EXPENSES - Other operating expenses increased $14.3 million, or 11.2%, from $127.7 million for the year ended June 30, 2000 to $142.0 million for the year ended June 30, 2001. The increase is primarily due to additional general liability insurance reserves of $15.0 million as explained more fully in the following paragraph, $8.5 million related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries performed in the fourth quarter of fiscal 2001, the $8.4 million of inventory adjustments as discussed below, the accrual of $1.3 million related to a Medicare audit settlement and $1.0 million related to the write-off of amounts owed to us by a former owner. These amounts are offset by a decrease of $6.4 million relating to closed service areas, as well as decreases in other operating expenses in existing service areas related to decreased transports. Other operating expenses increased from 22.4% of net revenue for the year ended June 30, 2000 to 28.2% of total revenue for the year ended June 30, 2001.

     Effective January 1, 2001, we refined our methodology of determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims. The new method more closely approximates the potential outcome of each open claim as well as the legal costs related to the administration of these claims.
Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate.

     We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. A significant factor is the overall hardening of the insurance, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from vendors' perception of our financial position due to our current debt structure and cash position. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, cash flow and results of operations. We have been able to self-fund these premium increases out of operating cash flow and have adjusted our budgetary assumptions to address anticipated future increases.

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

     ASSET IMPAIRMENT CHARGES - In connection with the budgeting process for the fiscal year ended June 30, 2002, which was completed in the fourth quarter of fiscal 2001, we analyzed each cost center within our various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. We performed this analysis as a result of our expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to our domestic ambulance operations. This analysis considered the results of operations over the past year as well as CMS's failure to implement the ambulance fee schedule as of January 1, 2001. The analysis with respect to our Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

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

                                                    PROPERTY,
                                                    EQUIPMENT
                                       GOODWILL     AND OTHER      TOTAL
                                       ---------    ---------    ---------
                                                 (in thousands)

     Domestic ambulance operations     $  41,631    $   6,419    $  48,050
     Argentine ambulance operations       44,327        1,976       46,303
                                       ---------    ---------    ---------
        Total                          $  85,958    $   8,395    $  94,353
                                       =========    =========    =========

     RESTRUCTURING CHARGE AND OTHER - During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, lease termination and other exit costs of $2.6 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $0.9 million, respectively, related to the impacted service areas. The service areas selected for closure or downsizing generated revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001.

     During the third and fourth quarters of the fiscal year ended June 30, 2000, we decided to close or downsize 26 service areas and in connection therewith, recorded restructuring and other charges totaling $34.0 million. These charges included $6.6 million to cover severance costs associated with the termination of approximately 300 employees, all of whom had been terminated by June 30, 2001, lease termination and other exit costs of $3.3 million, and asset impairment charges for goodwill and property and equipment of $22.3 million and $1.3 million, respectively. The service areas selected for closure generated revenue of $38.7 million, operating losses of $3.7 million and negative cash flow of $1.0 million for the fiscal year ended June 30, 2000.

     A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows:

                                                    LEASE        WRITE-OFF      OTHER
                                   SEVERANCE     TERMINATION   OF INTANGIBLE    EXIT
                                     COSTS          COSTS         ASSETS        COSTS        TOTAL
                                   --------        --------      --------      --------     --------
Balance at June 30, 1999           $  1,328        $     --      $     --      $     --     $  1,328
  Fiscal 2000 charge recorded         6,621           3,299        22,250         1,877       34,047
  Fiscal 2000 usage                  (4,420)            (52)      (22,250)         (521)     (27,243)
                                   --------        --------      --------      --------     --------
Balance at June 30, 2000              3,529           3,427            --         1,356        8,132
  Fiscal 2001 charge recorded         1,475           2,371         4,092         1,153        9,091
  Fiscal 2001 usage                  (4,531)         (1,071)       (4,092)       (1,360)     (11,054)
  Adjustments                         1,361          (1,313)           --           (48)          --
                                   --------        --------      --------      --------     --------
Balance at June 30, 2001           $  1,834        $  3,234      $     --      $  1,101     $  6,169
                                   ========        ========      ========      ========     ========

     DISPOSITION OF CLINIC OPERATIONS - During the fourth quarter of the fiscal year ended June 30, 2001, we sold our Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which is included in other assets in the consolidated balance sheet, requires monthly principal payments of $25,000 through April 2011. The sale resulted in a loss on disposal of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million for the fiscal year ended June 30, 2001.

     CONTRACT TERMINATION COSTS AND RELATED ASSET IMPAIRMENT - In November 2000, we learned that our exclusive 911 contract in Lincoln, Nebraska would not be renewed effective December 31, 2000 and in connection therewith, recorded a contract termination charge of $5.2 million. This charge included asset impairments for related goodwill and equipment totaling $4.3 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal
1995), $0.8 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease terminations and other exit costs. The Lincoln contract generated revenue of $4.7 million, operating income of $0.4 million and cash flow of $0.5 million in fiscal 2000, its last full year of operations.

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

     INTEREST EXPENSE - Interest expense increased by $4.1 million, or 15.8%, from $25.9 million for the year ended June 30, 2000 to $30.0 million for the year ended June 30, 2001. This increase was caused by higher than average debt balances during fiscal 2001, fees, and additional interest incurred in conjunction with various waiver agreements.

     OTHER INCOME (EXPENSE), NET - Other income (expense), net expense increased by $5.3 million from other income of $2.9 million in fiscal 2000 to other expense of $2.4 million in fiscal 2001. This increase was primarily attributable to a charge of $4.0 million relating to the put provisions contained in the joint venture agreement described in Note 6 to the Consolidated Financial Statements.

     INCOME TAXES - Our effective tax rate decreased from 24.8% for the year ended June 30, 2000 to approximately (0.8)% for the year ended June 30, 2001. The decrease in the effective tax rate is primarily due to the impact of the valuation allowance and other permanent differences, consisting of goodwill write-offs and amortization. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of approximately $46.4 million has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes."

     EXTRAORDINARY LOSS - During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - The cumulative effect of change in accounting principle in the fiscal year ended June 30, 2000, resulted in a $541,000 approximate charge (net of a tax benefit of approximately $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES.

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 2002 and 2001. The operating results of any quarter are not necessarily indicative of results of any future period.


                                                                             2002
                                                       ------------------------------------------------
                                                         FIRST        SECOND       THIRD       FOURTH
                                                       QUARTER(1)   QUARTER(2)   QUARTER(3)   QUARTER(4)
                                                       ---------    ---------    ---------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ........................................   $ 125,667    $ 123,759    $ 124,661    $ 122,951
Operating income ...................................       5,690        7,227       10,837        3,052
Net income (loss) before cumulative effect of
  change in accounting principle ...................      (1,190)       3,170        4,364       (2,453)
Net income (loss) ..................................     (50,704)       3,170        4,364       (2,453)
Basic income (loss) per share before cumulative
  effect of change in accounting principle .........   $   (0.08)   $    0.21    $    0.28    $   (0.16)
Basic income (loss) per share ......................   $   (3.37)   $    0.21    $    0.28    $   (0.16)
Diluted income (loss) per share before cumulative
  effect of change in accounting principle .........   $   (0.08)   $    0.21    $    0.28    $   (0.16)
Diluted income (loss) per share ....................   $   (3.37)   $    0.21    $    0.28    $   (0.16)

                                                                             2001
                                                       ------------------------------------------------
                                                         FIRST       SECOND        THIRD       FOURTH
                                                        QUARTER     QUARTER(5)   QUARTER(6)   QUARTER(7)
                                                       ---------    ---------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ........................................   $ 128,238    $ 125,209    $ 126,722    $ 124,147
Operating income (loss) ............................       3,213      (13,770)     (16,034)    (165,862)
Net loss ...........................................      (4,085)     (21,574)     (23,646)    (177,426)
Basic loss per share ...............................   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)
Diluted loss per share .............................   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)

----------
(1) We changed our method of accounting for goodwill effective July 1, 2001 and discontinued amortizing goodwill as of that date. During the fourth quarter of fiscal 2002, we completed the transitional impairment test of our goodwill and recorded a related $49.5 million charge ($3.14 per share) as the cumulative effect of change in accounting principle in restated first quarter results.
(2) In the second quarter of fiscal 2002, we recorded an income tax benefit of $1.6 million related to an income tax refund received during the quarter.

(3) In the third quarter of fiscal 2002, we reversed $1.7 million of discretionary employee benefits previously accrued for the calendar year ended December 31, 2000.
(4) In the fourth quarter of fiscal 2002, we accrued $2.0 million of additional workers' compensation claim reserves in conjunction with a review of existing reserve levels. Additionally, we reversed an accrual for $1.3 million related to an audit settlement with a Medicare intermediary and $1.3 million of our paid time off accrual as a result of changes to the related policies.
(5) In the second quarter of fiscal 2001, we recorded a $10.0 million additional provision for doubtful accounts related to the uncollectibility of receivables in service areas closed in fiscal 2000. We also recorded a $5.2 million charge related to the loss of an exclusive 911 contract in Lincoln, Nebraska.
(6) In the third quarter of fiscal 2001, we recorded a $5.0 million charge related to increased claims experience in workers' compensation. Additionally, we recorded a $15.0 million charge for increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported.
(7) In the fourth quarter of fiscal 2001, we recorded additional provisions for doubtful accounts of $16.2 million, $94.4 million of asset impairment charges, $9.4 million related to the disposition of clinic operations in Argentina, $9.1 million of restructuring and other charges, a $4.1 million charge related to the loss of an exclusive 911 contract in Arlington, Texas, $5.4 million related to increased claim estimates on employee health insurance, $3.0 million related to the accrual of paid time off for field personnel, $8.4 million related to inventory write-offs, $1.3 million related to Medicaid audit, $1.0 million related to write-off of amounts due from a former seller, $8.5 million related to asset write-offs and reserve adjustments at our various Argentine subsidiaries, $3.1 million of other asset write-offs, and $4.0 million related to the put provisions contained in a joint venture agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2002, we incurred a net loss of $45.6 million compared with net losses of $226.7 million in fiscal 2001 and $101.3 million in 2002. (The net loss in fiscal 2002 included a charge of $49.5 million relating to the adoption effective July 1, 2002 of SFAS 142. The net losses in fiscal 2001 and fiscal 2000 included asset impairment, restructuring and other similar charges totaling $122.0 million and $34.0 million, respectively.) Cash provided by operating activities totaled $9.3 million in fiscal 2002 and $7.9 million in 2001 and cash used in operating activities totaled $11.6 million in fiscal 2000.

     At June 30, 2002, we had cash of $9.8 million, total debt of $300.2 million and a stockholders' deficit of $165.3 million. Our total debt at June 30, 2002 included $149.9 million of our 7 7/8% senior notes due 2008, $144.4 million outstanding under our revolving credit facility, $4.6 million payable to a former joint venture partner and $1.3 million of capital lease obligations.

     As discussed below, we were not in compliance with certain of the covenants contained in our revolving credit facility. On September 30, 2002, we entered into an amended credit facility with our lenders which, among other things, extended the maturity date of the facility from March 16, 2003 through December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B convertible preferred stock.

     Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our credit agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

     If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 30, 2003. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

     Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

     During the year ended June 30, 2002, cash flow provided by operations was approximately $9.3 million resulting primarily from a net loss of $45.6 million, offset by the effect of a non-cash cumulative effect in a change in accounting principle of $49.5 million, non-cash depreciation and amortization expense of $16.2 million and provision for doubtful accounts of $69.9 million. Additionally, cash flow from operating activities was negatively impacted by a decrease in accrued liabilities of approximately $11.6 million and an increase in accounts receivable of $67.3 million. Cash flow provided by operations was approximately $7.9 million for the year ended June 30, 2001.

     Cash used in financing activities was approximately $2.7 million for the year ended June 30, 2002, primarily due to repayments on the revolving credit facility and on other debt and capital lease obligations. Cash used in financing activities was approximately $5.9 million for the year ended June 30, 2001.

     Cash used in investing activities was approximately $5.8 million for the year ended June 30, 2002 due primarily to capital expenditures of approximately $6.9 million offset by proceeds from the sale of property and equipment of approximately $1.0 million. Cash used in investing activities was approximately $3.8 million for the year ended June 30, 2001, due to capital expenditures of approximately $5.8 million net of proceeds from the sale of property and equipment of $2.0 million.

     Our accounts receivable, net of the allowance for Medicare, Medicaid and contractual discounts and doubtful accounts, were $99.1 million and $103.3 million as of June 30, 2002 and 2001, respectively. The decrease in net accounts receivable is due to many factors, including the collection of outstanding receivables related to closed service areas and overall improvement in collections on existing operations.

     The allowance for doubtful accounts decreased from approximately $65.2 million at June 30, 2001 to approximately $32.7 million at June 30, 2002. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs. See Risk Factors - "We depend on reimbursements by third-party payers and individuals."

     With respect to our general liability insurance policy for the policy year commencing in June 2000, we are required to set aside $100,000 per month into a designated "loss fund" account, which cash is restricted to the payment of our deductible obligations as required under such policy. A similar funding program is in place with respect to our general liability policy for the policy year commencing in June 2001. We expect to fund these deposits on a monthly basis in subsequent years until such time as our total loss fund deposits equal the contractual ceiling on our total deductible obligation under these policies. The loss fund deposits are used as necessary to pay our deductible portion of claims related to the applicable policy year. Accordingly, the loss fund balances vary during the course of the year depending upon the frequency and severity of claims payments; however, we typically maintain a minimum balance in each loss fund of at least $250,000. An unanticipated increase in the frequency and severity of claims payments at any one time could exceed the applicable loss fund balance for that policy year, in which case, such claims payments could, either individually or in the aggregate, have a material adverse effect on our business, financial condition, cash flows and results of operations. See "Risk Factors - We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements."

     During fiscal years 1992 through 2001, we purchased certain portions of our workers' compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased the coverage, Reliance was an "A" rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral (e.g., letters of credit, surety bonds and cash deposits) to secure our performance under the respective policies as was customary and required in the workers' compensation marketplace at the time. As of June 30, 2002, Reliance held $3.0 million of cash collateral under this coverage.

     On May 29, 2001, Reliance was placed under rehabilitation by the Pennsylvania Insurance Department (the Department) and on October 3, 2001 was placed into liquidation by the Department. As mentioned previously, the cash on deposit with Reliance serves to secure our performance under the related policies; specifically, the payment by us of claims within our level of retention in the various policy years. Consistent with past practice, we periodically fund an imprest account maintained by our third-party administrator who actually makes claim payments on our behalf. It is our understanding that the cash collateral held by the Reliance liquidator will be returned to us once all related claims have been satisfied so long as we have satisfied our claim payment obligations under the related policies. To the extent that certain of our workers' compensation claims have exceeded our level of retention under the Reliance policies, the applicable state guaranty funds have provided such coverage at no additional cost to us.

     For fiscal 2002, we purchased certain portions of our workers' compensation coverage from Legion Insurance Company (Legion). At the time we purchased the coverage, Legion was an "A" rated insurance carrier. In connection with the Legion policy, we deposited $6.2 million into a "cell-captive" insurance program managed by Mutual Risk Management (MRM), an affiliate of Legion. This deposit approximated the amount of claims within our level of retention for the policy year May 1, 2001 through April 30, 2002. In contrast to the deposits placed with Reliance, this deposit is not collateral to secure our performance under the policy but rather represents funds to be used by MRM to pay claims within our level of retention on our behalf. As of June 30, 2002, MRM held $5.7 million of cash under this program.

     On April 1, 2002, Legion was placed under rehabilitation by the Department. MRM has continued to utilize the cash on deposit to make claim payments on our behalf. Additionally, it is our understanding that these funds represent our assets and are not general assets of Legion or MRM.

     Based on the information currently available, we believe that the amounts on deposit with Reliance and Legion/MRM are fully recoverable and will either be returned to us or used to pay claims on our behalf. Our inability to access the funds on deposit with either Reliance or Legion/MRM could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We had working capital of $28.0 million at June 30, 2002, including cash of $9.8 million. Including the classification of the entire outstanding balance under the revolving credit facility and senior notes as a current liability at June 30, 2001, we had a working capital deficiency of $286.5 million, including cash of $8.7 million.

     In March 1998, we entered into a $200.0 million revolving credit facility originally scheduled to mature March 16, 2003. The credit facility is unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depended on our meeting certain financial covenants, including total debt leverage ratios, total debt to capitalization ratios, and fixed charge ratios.

     The revolving credit facility initially was priced at the greater of (i) prime rate or Federal Funds rate plus 0.5% plus the applicable margin, or (ii) a LIBOR-based rate. The LIBOR-based rates ranged from LIBOR plus 0.875% to LIBOR plus 1.75%.

     In December 1999, primarily as a result of additional provisions for doubtful accounts, we entered into noncompliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. We received a series of compliance waivers regarding the financial covenants covering the periods from December 31, 1999 through April 1, 2002. The waivers provided among other things, for enhanced reporting and other requirements and that no additional borrowings would be available to us.

     Pursuant to the waivers, as LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, we also were required to accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. We have recorded approximately $6.6 million related to this additional interest expense through June 30, 2002, approximately $6.1 million of which remains in accrued liabilities at June 30, 2002. In connection with the waivers, we also made principal payments in an aggregate amount of $5.2 million.

     At June 30, 2002, the weighted average interest rate, including the additional interest described above, was approximately 7.04% on the revolving credit facility. A principal balance of approximately $144.4 million was outstanding on the revolving credit facility at June 30, 2002. Also outstanding at June 30, 2002 were $3.5 million in letters of credit issued under the revolving credit facility.

     Although we were not aware of any event of default under either the terms of the revolving credit facility (as a result of the waivers) or our Senior Notes, and although there was no acceleration of the repayment of the revolving credit facility or the Senior Notes, the balances were classified as current liabilities at June 30, 2001 and 2000 in accordance with Statement of Financial Accounting Standards (SFAS) No. 78 "Classification of Obligations that are Callable by the Creditor."

     Effective September 30, 2002, we entered into an amended credit facility pursuant to which, among other things, the maturity date of the credit facility was extended to December 31, 2004 and our prior noncompliance (including such noncompliance as of June 30, 2002) was permanently waived.

     The principal terms of the amended and restated credit agreement are as follows:

     * WAIVER. Prior noncompliance was permanently waived with respect to the covenant violations described above and with respect to certain other noncompliance items, including non-reimbursement of approximately $2.6 million recently drawn by beneficiaries under letters of credit issued under the original facility.

     * MATURITY DATE. The maturity date of the facility was extended to December 31, 2004.

     * PRINCIPAL BALANCE. Accrued interest (as described above), non-reimbursed letters of credit and various fees and expenses associated with the amended credit facility were added to the principal amount of the loan, resulting in an outstanding principal balance as of the effective date of the amendment equal to $152.4 million.

     * NO REQUIRED AMORTIZATION. No principal payments are required until the maturity date of the facility.

     * INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.8% as of the effective date of the amendment), payable monthly. (By comparison, the effective interest rate (including the 2.0% accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.)

     * FINANCIAL COVENANTS. The amended facility includes the same financial covenants as were included in the original credit facility, with compliance levels under such covenants adjusted to levels consistent with current business levels and outlook. The covenants include (i) total debt leverage ratio (initially set at 7.48), (ii) minimum tangible net worth (initially set at a $230.1 million deficit), (iii) fixed charge coverage ratio (initially set at 0.99), (iv) limitation on capital expenditures of $11 million per fiscal year; and (v) limitation on operating leases during any period of four fiscal quarters to 3.10% of consolidated net revenues. The compliance levels for covenants (i) through (iii) above are set at varying levels on a quarterly basis. Compliance is tested quarterly based on annualized or year-to-date results as applicable.

     * OTHER COVENANTS. The amended credit facility includes various non-financial covenants equivalent in scope to those included in the original facility. The covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales, and other matters. The amended credit facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contracts in any fiscal quarter with EBITDA contribution of $5 million or more (net of anticipated contribution from new contracts).

     * EXISTING LETTERS OF CREDIT. Pursuant to the amended facility, letters of credit issued pursuant to the original credit agreement will be reissued or extended, to a maximum of $3.5 million, for letter of credit fees aggregating 1 7/8% per annum. A third letter of credit, in the amount of $2.6 million which previously was drawn by its beneficiary, will be reissued subject to application of the funds originally drawn in reduction of the principal balance of the facility and payment of a letter of credit fee equal to 7% per annum.

     * EQUITY INTEREST. In consideration of the amended facility, we issued shares of our Series B convertible preferred stock to the participants in the amended credit facility. The preferred stock is convertible into 2,115,490 common shares (10% of the post-conversion common shares outstanding on a diluted basis, as defined). Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon approval by our stockholders of sufficient common shares to permit conversion. Should our stockholders fail to approve such a proposal by December 31, 2004, we will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should our stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of our company, a sale of our assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $10 million, $12.5 million or $15 million depending on whether the triggering event occurs prior to January 31, 2003, December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit us from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

     Primarily because no principal amortization is required and because of the long-term nature of this amendment, the outstanding balance on the credit facility is classified as long-term debt in the consolidated balance sheet as of June 30, 2002. Additionally, as we are now in compliance with the terms of the credit facility, we have also classified the senior note balance to long-term debt.

     Due to the higher interest rate associated with the amended credit facility, we anticipate that our cash interest expense will increase approximately $5.6 million. Additionally, the fair value of the preferred stock, and other deferred financing costs associated with the amended facility, will be amortized to interest expense over the life of the agreement.

     In March 1998,  we issued  $150.0  million of 7 7/8% Senior  Notes due 2008
(the Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Notes. We recorded a $258,000 discount on the Notes and will amortize this discount over the life of the Notes. Unamortized discount at June 30, 2002 was approximately $148,000, and this amount is recorded as an offset to the long-term debt, net of current portion in the Consolidated Financial Statements. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. See Note 10 of notes to our Consolidated Financial Statements. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     Since March 2000, we have satisfied all of our cash needs through cash flow from operations and our cash reserves. Similarly, we expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our planned operating and capital needs for the 12 months subsequent to June 30, 2002. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of our revenue and have experienced an upward trend in daily cash collections.

     There can be no assurance that we will meet our targeted levels of operating cash flow or that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operations and our existing cash resources prove to be inadequate. As discussed above, though we have recently successfully negotiated an amendment and extension of our credit facility, we will not have access to additional borrowings under such facility. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, among other things, issuance of equity securities or the conversion of all or a portion of our existing debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, cash flows and results of operations may be materially adversely affected.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

     Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

     Our Argentine subsidiaries utilized the peso as their functional currency as their business was primarily transacted in pesos. In order to prepare the accompanying financial statements as of and for the year ended June 30, 2002, we translated the balance sheets of our Argentine subsidiaries using the 3.9 to 1 exchange rate, the closing rate on June 30, 2002, while our statements of operations and cash flows were translated using the weighted average rate in effect during the period. As the liabilities of the Argentine subsidiaries exceed their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income in our consolidated balance sheet as of June 30, 2002. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of the Argentine subsidiaries for financial reporting purposes.

     As a result of the sale of our Latin American operations in September 2002, it is not anticipated that future fluctuations in the currency exchange rates will have an adverse effect on us.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

     We have certain cash contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual cash obligations as well as other commitments as of June 30, 2002.

     The amounts related to the credit facility in the following table have been adjusted to include the impact of accrued interest and costs ($8.1 million) resulting from the September 30, 2002 amendment to the related agreement described in Note 10 to the Consolidated Financial Statements. Additionally, the potential preferred stock redemption obligation ($15.0 million) relating to that amendment has been included in the table of other commitments.

                                                       PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------
                                                  LESS THAN                            AFTER
     CONTRACTUAL OBLIGATIONS           TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS    5 YEARS
     -----------------------          --------    --------   ---------   ---------    --------
Credit facility                       $152,420    $     --    $152,420    $     --    $     --
Senior notes                           150,000          --          --          --     150,000
Capital leases and notes payable         5,941       1,633       2,683       1,484         141
Operating leases                        38,476       7,878      12,511       7,851      10,236
                                      --------    --------    --------    --------    --------

Total contractual cash obligations    $346,837    $  9,511    $167,614    $  9,335    $160,377
                                      ========    ========    ========    ========    ========

       OTHER COMMITMENTS                     AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
       -----------------              --------------------------------------------------------
Standby letters of credit             $  3,500    $  3,500    $     --    $     --    $     --
                                      ========    ========    ========    ========    ========
Surety bonds                          $ 10,127    $  8,763    $  1,364    $     --    $     --
                                      ========    ========    ========    ========    ========
Preferred stock redemption            $ 15,000    $     --    $ 15,000    $     --    $     --
                                      ========    ========    ========    ========    ========

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. We will be required to adopt SFAS 143 effective July 1, 2002 and does not expect that it will have a material impact on our financial condition or results of operations.

     In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective as of July 1, 2002. We do not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002 (SFAS
145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We are required to adopt SFAS 145 effective July 1, 2002 and we do not expect that it will have a material impact on our financial condition of results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

RISK FACTORS

     THE FOLLOWING RISK FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING US AND OUR BUSINESS.

WE HAVE SIGNIFICANT INDEBTEDNESS.

     We have significant indebtedness. As of June 30, 2002, we have approximately $300.2 million of consolidated indebtedness, consisting primarily of $150.0 million of 7 7/8% senior notes due in 2008 and approximately $144.4 million outstanding under a revolving credit facility which was subsequently amended. The outstanding principal balance under the amended facility totals $152.4 million.

     Our ability to service our debt depends on our future operating performance, which is affected by governmental regulations, the state of the economy, financial factors, and other factors, certain of which are beyond our control. We may not generate sufficient funds to enable us to make our periodic debt payments. Failure to make our periodic debt payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

OUR  LOAN  AGREEMENTS   REQUIRE  US  TO  COMPLY  WITH  NUMEROUS   COVENANTS  AND
RESTRICTIONS.

     The agreement governing the terms of the senior notes contains certain covenants limiting our ability to:

     *    incur certain additional debt       *    create certain liens
     *    pay dividends                       *    issue guarantees
     *    redeem capital stock                *    enter into transactions
     *    make certain investments                 with affiliates
     *    issue capital stock of              *    sell assets
          subsidiaries                        *    complete certain mergers
                                                   and consolidations

     The amended credit facility contains other more restrictive covenants and requires us to satisfy certain financial tests, including a total debt leverage ratio, a total debt to total capitalization ratio, and a fixed charge ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

     A breach of any of the covenants or other terms of our debt could result in an event of default under the amended credit facility or the senior notes or both, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT OPERATING CASH FLOW.

     Despite significant net losses in fiscal 2001 and 2000, our restructuring efforts have enabled us to self-fund our operations since March 2000 from existing cash reserves and operating cash flow. However, we may be unable to sustain our targeted levels of operating cash flow. Our ability to generate operating cash flow will depend upon various factors, including industry conditions, economic conditions, competitive conditions, and other factors, many of which are beyond our control. Because of our significant indebtedness, a substantial portion of our cash flow from operations is dedicated to debt service and is not available for other purposes. The terms of our amended credit facility do not permit additional borrowings thereunder. In addition, the amended credit facility and the senior notes also restrict our ability to provide collateral to any prospective lender.

     If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, or other matters) we will need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. Failure to maintain adequate operating cash flow will have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYERS AND INDIVIDUALS.

     We receive a substantial portion of our payments for ambulance services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 87% of our ambulance fee collections from such third-party payers during fiscal 2002, including approximately 26% from Medicare. In fiscal 2001, we also received approximately 87% of ambulance fee collections from these third parties, including approximately 25% from Medicare.

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

     We establish an allowance for Medicare, Medicaid and contractual discounts and doubtful accounts based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

     The risks associated with third-party payers and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our collection policies or our allowance for Medicare, Medicaid and contractual discounts and doubtful accounts receivable may not be adequate.

WE HAVE EXPERIENCED MATERIAL INCREASES IN THE COST OF OUR INSURANCE AND SURETY PROGRAMS AND IN RELATED COLLATERALIZATION REQUIREMENTS.

     We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. We have experienced significant increases both in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages. Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. A significant factor is the overall hardening of the insurance, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from vendors' past perception of our financial position due to our current debt structure and cash position, as well as the qualified opinion formerly issued with respect to our audited financial statements. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, cash flow and results of operations.

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

OUR RESERVES MAY PROVE INADEQUATE.

     Under our general liability and employee medical insurance programs, and under our workers' compensation programs prior to May 1, 2002, we are responsible for deductibles in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding reduction, which may be material, to our operating results in the period in which the deficiency is identified. We have engaged actuaries in recent years in order to verify the reasonableness of our reserve estimates.

RECENTLY ENACTED RULES MAY ADVERSELY AFFECT OUR REIMBURSEMENT RATES OF COVERAGE.

     On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54, plus separate mileage payment based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept the assigned reimbursement rate as full payment, after patients have submitted their deductible and 20 percent of Medicare's fee for service. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

     We believe the Medicare Ambulance Fee Schedule will cause a neutral net impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

     State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 18% of total revenue for fiscal 2002 and approximately 15% of total revenue for fiscal 2001. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

NUMEROUS GOVERNMENTAL ENTITIES REGULATE OUR BUSINESS.

     Numerous federal, state, local, and foreign laws and regulations govern various aspects of the business of ambulance service and fire fighting service providers, covering matters such as licensing, rates, employee certification, environmental matters, radio communications and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state, local, or foreign governments could:

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

HEALTH CARE REFORMS AND COST CONTAINMENT MAY AFFECT OUR BUSINESS.

     Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which protects the privacy of patients' health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, requires covered entities to comply with the final rule's provisions by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. Our HIPAA

Subcommittee of the Corporate Compliance Committee is addressing the impact of HIPAA and considering changes to or enactment of policies and/or procedures which may need to be implemented to comply under the final rule. Because the impact of HIPAA on the health care industry is not known at this time, we may incur significant costs associated with implementation and continued compliance with HIPAA or further legislation which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

     On September 27, 2001, Nasdaq announced, effective immediately, it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. In particular, companies that were under review for failure to maintain such requirements, as we were, had been removed from the compliance process with respect to the bid price and public float requirements. The suspension of these requirements remained effective until January 2, 2002, and no deficiencies accrued during the suspension period.

     On February 26, 2002, we announced that the company had received notification from Nasdaq citing our inability to meet continued listing standards for net tangible assets, stockholders' equity, market capitalization, or net income, as set forth in Marketplace Rule 4310(c)(2)(B). We subsequently submitted our request for a Nasdaq Qualifications Panel hearing to consider our continued listing. A hearing was set for April 4, 2002, at which time we presented our case for continued listing. On April 17, 2002, the company announced that the Panel had determined our securities would continue to be listed under the ticker symbol "RURLC" on the Nasdaq SmallCap Market via an exception to the bid price and net income/shareholders' equity/market capitalization requirements.

     In its decision to grant an exception, the Panel determined that that our securities would continue to be listed on the Nasdaq SmallCap Market pursuant to the following exceptions:

     Specifically, we were granted an exception to demonstrate full compliance with the $500,000 net income standard for the fiscal year ending June 30, 2002, excluding extraordinary or non-recurring items. As disclosed in this filing, we reported net income of $3.9 million before the cumulative effect of a change in accounting principle.

     Nasdaq also required that we evidence year-to-date net income of at least $500,000 at the close of its fiscal third quarter ended March 31, 2002. On May 17, 2002, we were notified by Nasdaq that we had evidenced compliance with the necessary requirement.

     Thirdly, Nasdaq required that we evidence on or before August 13, 2002 a closing bid price of at least $1.00 per share and maintain that price for a minimum of 10 consecutive trading days. On August 22, 2002, we were notified by Nasdaq that we had met this requirement for continued listing and the exception would be continued through September 30, 2002.

     Upon the filing of this Form 10-K for the fiscal year ended June 30, 2002, Nasdaq will review our financial statements in order to determine full compliance with the exception. Nasdaq has informed us that the Listing Qualifications Panel reserves the right to modify or extend the terms of this exception. In order to fully comply with the terms of this exception, we must demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market as well as the ability to sustain compliance with those requirements over the long term. We believe we will evidence compliance with the requirements as set forth by Nasdaq and therefore will return to continued listing on The Nasdaq SmallCap Market. In the event we are unable to do so, its securities will be delisted from The Nasdaq Stock Market.

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

     We depend to a great extent on certain contracts with municipalities or fire districts to provide 911 emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 18.6% of total revenue for the fiscal year ended June 30, 2002 and approximately 16.1% of total revenue for the fiscal year ended June 30, 2001. One of these contracts accounted for approximately 4.2% of total revenue for the fiscal year ended June 30, 2002 and approximately 4.0% of total revenue for the fiscal year ended 2001. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

WE FACE RISKS ASSOCIATED WITH OUR PRIOR RAPID GROWTH, INTEGRATION, AND ACQUISITIONS.

     We must integrate and successfully operate the ambulance service providers that we have acquired. The process of integrating management, operations, facilities, and accounting and billing and collection systems and other information systems requires continued investment of time and resources and can involve difficulties, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Unforeseen liabilities and other issues also could arise in connection with the operation of businesses that we have previously acquired or may acquire in the future. For example, we recently became aware of, and have taken corrective action with respect to, various issues arising primarily from the transition to us from various acquired operations of Federal Communications Commission (FCC) licenses for public safety and private wireless radio frequencies used in the ordinary course of our business. While we do not currently anticipate that action with respect to these issues by the FCC's enforcement bureau will result in material monetary fines or license forfeitures, there can be no assurance that this will be the case. Our acquisition agreements contain purchase price adjustments, rights of set-off, indemnification, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. However, these purchase price adjustments, rights of set-off, indemnification, and other remedies expire and may not be sufficient to compensate us in the event that any liabilities or other issues arise.

WE FACE ADDITIONAL RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     Due to the deteriorating economic conditions and continued devaluation of the local currency, we have reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia. We have determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management. While the accounting for this transaction has not been finalized, we do not expect this transaction to have a negative impact. We believe that both the structure of our pre-sale operations and of the sale transaction itself shield us from liabilities associated with past or future activities of our former Latin American operations. However, due to the nature of local laws and regulatory requirements and the uncertain economic and political environment, particularly in Argentina, there can be no assurance that we will not be required to defend against future claims. Unanticipated claims successfully asserted against us could have an adverse effect on our business, financial condition, cash flows, and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. We face the possibility of increased interest expense in connection with our amended credit facility which bears interest at LIBOR plus 7.0%. A 1% increase in the prime rate would increase our interest expense on an annual basis by approximately $1.5 million. The remainder of our debt is primarily at fixed interest rates. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our  Consolidated  Financial  Statements  as of June  30,  2002 and for the
fiscal  year  then  ended   together  with  related  notes  and  the  report  of
PricewaterhouseCoopers LLP are set forth herein.

     Our Consolidated Financial Statements as of June 30, 2000 and 2001 and for each of the three years in the period ended June 30, 2001 were audited by Arthur Andersen LLP (Andersen) who has ceased operations. A copy of Andersen's previously issued report on such financial statements is set forth herein. Such report has not been reissued by Andersen.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, of changes in stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries (the Company) at June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, prior to the revisions described in Notes 5, 11 and 16 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing matters that raised substantial doubt about the Company's ability to continue as a going concern in their report dated October 12, 2001.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective July 1, 2001.

As discussed above, the Company's consolidated financial statements as of June 30, 2001, and for each of the two years in the period ended June 30, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of July 1, 2001. We audited the transitional disclosures for 2001 and 2000 included in Note 5. In our opinion, the transitional disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP
Phoenix, Arizona
September 30, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 5, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

ADDITIONALLY, AS DISCUSSED IN NOTES 11 AND 16, THE COMPANY HAS REVISED ITS 2001 FINANCIAL STATEMENTS TO REFLECT CHANGES IN DISCLOSURES RELATING TO ITS NET DEFERRED TAX LIABILITY AND HAS REVISED ITS 2001 AND 2000 FINANCIAL STATEMENTS TO REFLECT CHANGES IN DISCLOSURES RELATING TO ITS SEGMENT INFORMATION. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES TO THE 2001 AND 2000 FINANCIAL
STATEMENTS, AND THESE REVISIONS HAVE NOT BEEN AUDITED BY ANY INDEPENDENT ACCOUNTANTS.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rural/Metro Corporation:

     We have audited the accompanying consolidated balance sheets of RURAL/METRO CORPORATION (a Delaware corporation) and subsidiaries (collectively, the Company) as of June 30, 2001 and 2000,* and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows, and comprehensive income (loss)* for each of the three years in the period ended June 30, 2001*. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural/Metro Corporation and subsidiaries as of June 30, 2001 and 2000,* and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001*, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1* to the financial statements, the Company is operating under a waiver of certain financial covenants contained in its revolving credit facility, has a significant working capital deficiency, cannot borrow additional funds from its revolving credit facility, and incurred significant losses for the years ended June 30, 2000 and 2001. These as well as other matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1*. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.**

                                        /s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
  October 12, 2001

     * The Company's consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, changes in stockholder's equity (deficit), cash flows and comprehensive income (loss) for the year ended June 30, 1999 are not included in this Form 10-K. Additionally, the information contained in the consolidated statement of comprehensive income (loss) for the years ended June 30, 2001 and 2000 has been integrated in the consolidated statement of stockholders' equity (deficit) for those years and the consolidated statement of comprehensive income (loss) has been deleted. Finally, the discussion of the Company's revolving credit facility is included in Note 10.

     ** The schedule to which this paragraph refers has not been included in this Form 10-K because the required information was already included in the Notes to the Consolidated Financial Statements.

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2002 AND 2001

                                                                              2002         2001
                                                                            ---------    ---------
                                                                               (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash ....................................................................   $   9,828    $   8,699
Accounts receivable, net of allowance for Medicare, Medicaid and contractual discounts and doubtful accounts of $32,668 and $65,229
  respectively ..........................................................      99,115      103,260
Inventories .............................................................      12,220       13,173
Prepaid expenses and other ..............................................       9,597        6,753
                                                                            ---------    ---------
          Total current assets ..........................................     130,760      131,885
PROPERTY AND EQUIPMENT, net .............................................      48,532       57,999
GOODWILL ................................................................      41,244       90,757
OTHER ASSETS ............................................................      16,902       17,893
                                                                            ---------    ---------
                                                                            $ 237,438    $ 298,534
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable ........................................................   $  11,961    $  12,915
Accrued liabilities .....................................................      73,719       95,390
Deferred subscription fees ..............................................      15,409       14,707
Current portion of long-term debt .......................................       1,633      294,439
                                                                            ---------    ---------
          Total current liabilities .....................................     102,722      417,451
LONG-TERM DEBT, net of current portion ..................................     298,529        1,286
OTHER LIABILITIES .......................................................         477          994
DEFERRED INCOME TAXES ...................................................         650          950
                                                                            ---------    ---------
          Total liabilities .............................................     402,378      420,681
                                                                            ---------    ---------
MINORITY INTERESTS ......................................................         379        8,379
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
  at June 30, 2002 and 2001 .............................................          --           --
Common stock, $.01 par value, 23,000,000 shares authorized, 15,651,095 and 14,899,920 shares outstanding at June 30, 2002 and 2001,
  respectively ..........................................................         159          152
Additional paid-in capital ..............................................     138,470      137,948
Accumulated deficit .....................................................    (313,025)    (267,401)
Accumulated other comprehensive income (loss)............................      10,316           14
Treasury stock, at cost, 149,456 shares at June 30, 2002 and 2001 .......      (1,239)      (1,239)
                                                                            ---------    ---------
          Total stockholders' equity (deficit) ..........................    (165,319)    (130,526)
                                                                            ---------    ---------
                                                                            $ 237,438    $ 298,534
                                                                            =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                 2002         2001         2000
                                                                               ---------    ---------    ---------
                                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NET REVENUE ................................................................   $ 497,038    $ 504,316    $ 570,074
                                                                               ---------    ---------    ---------
OPERATING EXPENSES
  Payroll and employee benefits ............................................     287,307      301,055      323,285
  Provision for doubtful accounts ..........................................      69,900      102,470       95,623
  Provision for doubtful accounts-- change in estimate .....................          --           --       65,000
  Depreciation .............................................................      15,155       21,809       25,009
  Amortization of intangibles ..............................................       1,055        7,352        8,687
  Other operating expenses .................................................      97,640      142,009      127,743
  Asset impairment charges .................................................          --       94,353           --
  Loss on disposition of clinic operations .................................          --        9,374           --
  Contract termination costs and related asset impairment charges...........        (107)       9,256           --
  Restructuring charge and other ...........................................        (718)       9,091       34,047
                                                                               ---------    ---------    ---------
        Total operating expenses ...........................................     470,232      696,769      679,394
                                                                               ---------    ---------    ---------
OPERATING INCOME (LOSS) ....................................................      26,806     (192,453)    (109,320)
Interest expense, net ......................................................     (24,976)     (30,001)     (25,939)
Other income (expense) net .................................................           9       (2,402)       2,890
                                                                               ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...................................       1,839     (224,856)    (132,369)

INCOME TAX (PROVISION) BENEFIT .............................................       2,050       (1,875)      32,837
                                                                               ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE ....................................................       3,889     (226,731)     (99,532)

EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE SERVICE
LICENSES (NET OF TAX OF $0).................................................          --           --       (1,200)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX OF $0 IN
2002 AND BENEFIT OF $392 IN 2001) ..........................................     (49,513)          --         (541)
                                                                               ---------    ---------    ---------
NET INCOME (LOSS) ..........................................................   $ (45,624)   $(226,731)   $(101,273)
                                                                               =========    =========    =========
INCOME (LOSS) PER SHARE
  Basic--
    Income (loss) before extraordinary loss and cumulative effect of
      change in accounting principle .......................................   $    0.26    $  (15.38)   $   (6.82)
    Extraordinary loss on expropriation of Canadian ambulance service
      licenses .............................................................          --           --        (0.08)
    Cumulative effect of change in accounting principle ....................       (3.26)          --        (0.04)
                                                                               ---------    ---------    ---------
Net income (loss) ..........................................................   $   (3.00)   $  (15.38)   $   (6.94)
                                                                               =========    =========    =========
  Diluted--
    Income (loss) before extraordinary loss and cumulative effect of
      change in accounting principle .......................................   $    0.25    $  (15.38)   $   (6.82)
    Extraordinary loss on expropriation of Canadian ambulance service
      licenses .............................................................          --           --        (0.08)
    Cumulative effect of change in accounting principle ....................       (3.14)          --        (0.04)
                                                                               ---------    ---------    ---------
Net income (loss) ..........................................................   $   (2.89)   $  (15.38)   $   (6.94)
                                                                               =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING--BASIC ................................      15,190       14,744       14,592
                                                                               =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING--DILUTED ..............................      15,773       14,744       14,592
                                                                               =========    =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                 RETAINED     ACCUMULATED
                                                                   ADDITIONAL    EARNINGS        OTHER
                                            PREFERRED    COMMON      PAID-IN   (ACCUMULATED  COMPREHENSIVE   TREASURY
                                              STOCK       STOCK      CAPITAL      DEFICIT)   INCOME (LOSS)     STOCK        TOTAL
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------
                                                                               (IN THOUSANDS)
BALANCE, June 30, 1999 ..................   $      --   $     148   $ 137,792    $  60,603     $    (465)    $  (1,239)   $ 196,839
  Issuance of 121,828 shares of
    common stock ........................          --           1         654           --            --            --          655
  Cancellation of 25,775 shares
    previously issued in connection
    acquisitions ........................          --          --        (843)          --            --            --         (843)
  Comprehensive loss:
    Net loss ............................          --          --          --     (101,273)           --            --     (101,273)
    Cumulative translation adjustments ..                      --          --           --           213            --          213
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------
    Comprehensive loss ..................          --          --          --     (101,273)          213            --     (101,060)
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------
BALANCE, June 30, 2000 ..................          --         149     137,603      (40,670)         (252)       (1,239)      95,591
  Issuance of 273,584 shares of
   common stock .........................          --           3         345           --            --            --          348
  Comprehensive loss:
    Net loss ............................          --          --          --     (226,731)           --            --     (226,731)
    Cumulative translation adjustments ..          --          --          --           --           266            --          266
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------
    Comprehensive loss ..................          --          --          --     (226,731)          266            --     (226,465)
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------

BALANCE, June 30, 2001 ..................          --         152     137,948     (267,401)           14        (1,239)    (130,526)
  Issuance of 751,175 shares of
    common stock ........................          --           7         449           --            --            --          456
  Fair value of options issued
    to non-employee .....................          --          --          73           --            --            --           73
  Comprehensive loss:
    Net loss ............................          --          --          --      (45,624)           --            --      (45,624)
    Cumulative translation adjustments ..          --          --          --           --        10,302            --       10,302
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------

    Comprehensive loss ..................          --          --          --      (45,624)       10,302            --      (35,322)
                                            ---------   ---------   ---------    ---------     ---------     ---------    ---------
BALANCE, June 30, 2002 ..................   $      --   $     159   $ 138,470    $(313,025)    $  10,316     $  (1,239)   $(165,319)
                                            =========   =========   =========    =========     =========     =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                     2002         2001         2000
                                                                                   ---------    ---------    ---------
                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................................   $ (45,624)   $(226,731)   $(101,273)
Adjustments to reconcile net loss to cash provided by (used in) operating activities--
  Non-cash portion of restructuring charge and other ...........................          --        4,092       28,873
  Non-cash portion of contract termination charges .............................          --        8,086           --
  Asset impairment charges .....................................................          --       94,353           --
  Loss on disposition of clinic operations .....................................          --        9,374           --
  Extraordinary loss on expropriation of Canadian ambulance service licenses ...          --           --        1,200
  Cumulative effect of change in accounting principle ..........................      49,513           --          541
  Depreciation and amortization ................................................      16,210       29,161       33,696
  Gain on sale of property and equipment .......................................        (285)        (427)        (184)
  Provision for doubtful accounts ..............................................      69,900      102,470      160,623
  Deferred income taxes ........................................................        (300)         950       (9,438)
  Equity earnings net of distributions received ................................        (249)         118          587
  Undistributed earnings (losses) of minority shareholders .....................          (9)      (1,026)      (2,890)
  Amortization of debt discount ................................................          26           26           26
  Non-cash charge related to joint venture .....................................          --        4,045           --
  Non-cash stock compensation expense ..........................................          73           --           --
Change in assets and liabilities--
  Increase in accounts receivable ..............................................     (67,322)     (62,099)    (119,219)
  (Increase) decrease in inventories ...........................................         948        5,811       (3,370)
  (Increase) decrease in prepaid expenses and other ............................      (3,018)       1,072        2,215
  (Increase) decrease in other assets ..........................................      (1,895)       2,463         (460)
  Increase (decrease) in accounts payable ......................................       1,337       (2,654)      (1,669)
  Increase (decrease) in accrued liabilities and other liabilities .............     (10,679)      39,057         (889)
  Increase (decrease) in deferred subscription fees ............................         702         (282)          80
                                                                                   ---------    ---------    ---------
      Net cash provided by (used in) operating activities ......................       9,328        7,859      (11,551)
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...........................................................      (6,854)      (5,774)     (17,131)
Proceeds from the sale of property and equipment ...............................       1,022        1,969        1,300
Proceeds from the expropriation of Canadian ambulance services licenses ........          --           --        2,191
                                                                                   ---------    ---------    ---------
      Net cash used in investing activities ....................................      (5,832)      (3,805)     (13,640)
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (repayments) on revolving credit facility .......................      (1,263)      (3,765)      33,307
Repayment of debt and capital lease obligations ................................      (1,862)      (2,773)      (5,704)
Borrowings under capital lease obligations .....................................          --          283           --
Issuance of common stock .......................................................         456          348          655
                                                                                   ---------    ---------    ---------
      Net cash provided by (used in) financing activities ......................      (2,669)      (5,907)      28,258
                                                                                   ---------    ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH ...............................         302          265           40
                                                                                   ---------    ---------    ---------
INCREASE (DECREASE) IN CASH ....................................................       1,129       (1,588)       3,107
CASH, beginning of year ........................................................       8,699       10,287        7,180
                                                                                   ---------    ---------    ---------
CASH, end of year ..............................................................   $   9,828    $   8,699    $  10,287
                                                                                   =========    =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS AND OPERATIONS

     Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing medical transportation, fire protection and other related services in 26 states and the District of Columbia. In the United States, the Company provides 911 emergency and non-emergency ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. Fire protection services are provided either under contracts with municipalities or fire districts, or on a subscription fee basis to individual homeowners or commercial property owners. Through September 27, 2002, the Company provided urgent home medical care and ambulance services under capitated service arrangements in Latin America. As discussed in Note 17, the Company disposed of its Latin American operations in a sale to local management on September 27, 2002.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of the allowance for Medicare, Medicaid and contractual discounts and doubtful accounts, the valuation allowance for deferred tax assets, workers' compensation and general liability claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

     PRINCIPLES OF CONSOLIDATION

     The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned subsidiary which it controls. All material intercompany accounts and transactions have been eliminated. The Company's 50% interest in a public/private alliance with the City of San Diego is accounted for on the equity method. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis.

     REVENUE RECOGNITION

     Medical transportation and related services revenue includes 911 emergency and non-emergency ambulance and alternative transportation service fees as well as municipal subsidies and subscription fees. Domestic ambulance and alternative transportation service fees are recognized as services are provided and are recorded net of estimated Medicare, Medicaid and other contractual discounts. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

     Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year. Other revenue primarily consists of dispatch, fleet, billing, training and home health care service fees which are recognized when the services are provided.

     An allowance for Medicare, Medicaid and contractual discounts as well as for doubtful accounts is based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company's allowance for Medicare, Medicaid and contractual discounts and doubtful accounts during the fiscal years ended June 30, 2002, 2001 and 2000 is as follows:

                                                         JUNE 30,
                                          -------------------------------------
                                             2002          2001          2000
                                          ---------     ---------     ---------
                                                     (IN THOUSANDS)
     Balance at beginning of year         $  65,229     $  87,752     $  43,392
     Provision for Medicare, Medicaid
        and contractual discounts           134,039       135,435       102,880
     Provision for doubtful accounts         69,900       102,470       160,623
     Write-offs and other adjustments      (236,500)     (260,428)     (219,143)
                                          ---------     ---------     ---------
     Balance at end of year               $  32,668     $  65,229     $  87,752
                                          =========     =========     =========

     The provision for doubtful accounts in fiscal 2000 included the $65.0 million charge relating to a change in the methodology used by the Company in determining its allowance for doubtful accounts as the Company experienced a decrease in collections in service areas that were closed or downsized due to the Company's lack of physical presence in the service area. The Company also recorded charges in fiscal 2000 for uncollectible accounts in those service areas that were identified for closure or downsizing during the year. The provision for doubtful accounts in fiscal 2001 included an additional $26.2 million relating to the determination of the ultimate uncollectibility of accounts relating to service areas identified for closure or downsizing in fiscal 2000 as well as for other collectibility issues.

     INVENTORIES

     Inventories, consisting primarily of ambulance and fleet supplies, are stated at the lower of cost, on a first-in, first-out basis, or market.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation, and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over fifteen to thirty years. Property and equipment held under capital leases is stated at the present value of minimum lease payments, net of accumulated amortization. These assets are amortized over the shorter of the lease term or the estimated useful life of the underlying assets using the straight-line method. Major additions and improvements are capitalized; maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, by comparing the carrying amount of such assets to the estimated undiscounted future cash flows associated with them. In cases where the estimated undiscounted cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

     INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

     STOCK COMPENSATION

     The Company accounts for employee stock compensation using the intrinsic value method specified by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) are included in
Note 13. The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force Issue No 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. During the year ended June 30, 2002, the Company recorded a non-cash charge to other operating expenses of approximately $73,000 related to stock options issued to non-employees.

     EARNINGS PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share computations for the years ended June 30, 2002, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                  2002                                  2001                                   2000
                  -----------------------------------    -----------------------------------    -----------------------------------
                   INCOME*       SHARES     PER SHARE      LOSS*       SHARES      PER SHARE      LOSS*       SHARES      PER SHARE
                 (NUMERATOR) (DENOMINATOR)    AMOUNT    (NUMERATOR) (DENOMINATOR)    AMOUNT    (NUMERATOR) (DENOMINATOR)    AMOUNT
                  ---------   -----------   ---------    ---------   -----------   ---------    ---------   -----------   ---------
Basic EPS ......  $   3,889       15,190    $   (0.26)   $(226,731)      14,744    $  (15.38)   $ (99,532)      14,592    $   (6.82)
                                            =========                              =========                              =========
Effect of stock
options ........         --          583                        --           --                        --           --          --
                  ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Diluted EPS ....  $   3,889       15,773    $   (0.25)   $(226,731)      14,744    $  (15.38)   $ (99,532)      14,592    $   (6.82)
                  =========    =========    =========    =========    =========    =========    =========    =========    =========

* Represents income (loss) before extraordinary loss and cumulative effect of change in accounting principle.

     As a result of the net loss before extraordinary loss and cumulative effect of change in accounting principle in 2001 and 2000, stock options with exercise prices below the applicable market prices have been excluded from the calculation of diluted earnings per share as the impact was anti-dilutive. Such options totaled 169,000 in 2001 and 39,000 in 2000.

     FOREIGN CURRENCY TRANSLATION

     Our Argentine subsidiaries utilized the peso as their functional currency as their business is primarily transacted in pesos. Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

     In order to prepare the accompanying financial statements as of and for the year ended June 30, 2002, we translated the balance sheet of our Argentine subsidiaries using an exchange rate of 3.9 pesos to 1 US dollar, the closing rate on June 30, 2002, while their statements of operations and cash flows were translated using the weighted average rate in effect during the period. As the liabilities of Argentine subsidiaries exceeded their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income

(loss) in our consolidated balance sheet as of June 30, 2002. Further fluctuations in the peso to dollar exchange rate will impact the translation of the financial statements of the Argentine subsidiaries for financial reporting purposes. As discussed in Note 17, the Company disposed of its Latin American operations in a sale to local management on September 27, 2002.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with federally-insured institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographical dispersion.

     START-UP COSTS

     In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," effective July 1, 1999, the Company was required to change its method of accounting for organization costs. Previously, the Company capitalized such costs and amortized them using the straight-line method over five years. At June 30, 1999, such unamortized costs totaled $933,000. During the fiscal year ended June 30, 2000, the Company wrote-off its capitalized organization costs and will expense any future organization costs as incurred. The write-off was $541,000 (net of a tax benefit of $392,000) and has been reflected in the consolidated statements of operation as the cumulative effect of change in accounting principle.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset's carrying value and depreciated over the asset's remaining useful life. The Company will be required to adopt SFAS 143 effective July 1, 2002 and does not expect that it will have a material impact on its financial condition or results of operations.

     In October, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company as of July 1, 2002. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002 (SFAS
145). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS 145 also amends SFAS 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS 145 effective July 1, 2002 and does not expect that it will have a material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

     RECLASSIFICATIONS OF 2001 AND 2000 FINANCIAL INFORMATION

     Certain financial information relating to fiscal 2001 and 2000 has been reclassified to conform with the 2002 presentation.

(2) LIQUIDITY

     During fiscal 2002, the Company incurred a net loss of $45.6 million compared with net losses of $226.7 million in fiscal 2001 and $101.3 million in fiscal 2000. (The net loss in 2002 included a charge of $49.5 million relating to the adoption effective July 1, 2002 of SFAS 142 as discussed in Note 5. The net losses in fiscal 2001 and fiscal 2000 included asset impairment, restructuring and other similar charges totaling $122.0 million and $34.0 million, respectively.) The Company's operating activities provided cash totaling $9.3 million in 2002 and $7.9 million in 2001 and utilized cash totaling $11.6 million in 2000.

     At June 30, 2002, the Company had cash of $9.8 million, debt of $300.2 million and a stockholders' deficit of $165.3 million. The Company's debt includes $149.9 million of 7 7/8% senior notes due 2008, $144.4 million outstanding under its revolving credit facility, $4.6 million payable to a former joint venture partner and $1.3 million of capital lease obligations.

     As discussed in Note 10, the Company was not in compliance with certain of the covenants contained in its revolving credit facility. On September 30, 2002, the Company entered into an amended credit facility with its lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company's Series B convertible preferred stock.

     The Company's ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its credit agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, its future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

     If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company's operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2003. To the extent that actual results or events differ from the Company's financial projections or business plans, its liquidity may be adversely impacted.

(3) ASSET IMPAIRMENTS, RESTRUCTURING AND OTHER CHARGES

     ASSET IMPAIRMENTS

     In connection with the budgeting process for the fiscal year ending June 30, 2002, which was completed in the fourth quarter of fiscal 2001, the Company analyzed each cost center within its various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. The Company performed this analysis as a result of its expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to its domestic ambulance operations. This analysis considered the results of operations over the past year. The analysis with respect to the Company's Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

     In order to assess recoverability, the Company estimated the net future cash flows for each cost center and then compared the resulting undiscounted amounts to the carrying value of each cost center's long-lived assets. It should be noted that property and equipment balances are specifically identified with each cost center. Additionally, goodwill is specifically identified with each cost center at the time of acquisition and, therefore, related allocations were not necessary for purposes of performing the impairment analysis.

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
                                               =======      =======      =======

     As discussed in Note 5, the Company changed its method of accounting for goodwill effective July 1, 2001 including the manner in which goodwill impairments are assessed.

     RESTRUCTURING AND OTHER CHARGES

     During the fourth quarter of fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges in accordance with EITF 94-3 as well as other related charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, all of whom were expected to leave by the end of fiscal 2002, lease termination and other exit costs of $2.4 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $1.1 million, respectively, related to the impacted service areas. The service areas selected for closure or downsizing generated revenue of $11.8 million, operating income of $1.0 million and cash flow of $2.5 million for the year ended June 30, 2002. The service areas selected for closure or downsizing generated revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001. Approximately 88 of the impacted employees have been terminated, as of June 30, 2002.

     The  previously   mentioned  charge  included  accrued   severance,   lease
termination and other costs totaling $1.5 million relating to an under performing service area that the Company had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, the Company reversed $0.2 million of previously accrued lease termination costs relating to the extension period. This reversal is reflected as a credit to restructuring and other charges in the consolidated statement of operations for fiscal 2002. The operating environment in this service area has improved and the Company recently was awarded a multi-year contract. As a result, the remaining reserve of $1.3 million originally recorded in 2001 will be released to income when the related contract is finalized.

     During fiscal 2000, the Company decided to close or downsize 26 service areas and in connection therewith, recorded restructuring charges in accordance with EITF 94-3 as well as other related charges totaling $34.0 million. These restructuring charges included $6.6 million to cover severance costs associated with the termination of approximately 300 employees, all of whom had left the Company by June 30, 2001, lease termination and other exit costs of $3.3 million, and asset impairment charges for goodwill and property and equipment of $22.2 million and $1.9 million, respectively. The service areas selected for closure generated revenue of $38.7 million, operating losses of $3.7 million and negative cash flow of $1.0 million for the fiscal year ended June 30, 2000.

     A summary of activity in the Company's restructuring reserves is:

                                                      LEASE      WRITE-OFF OF
                                      SEVERANCE    TERMINATION    INTANGIBLE      OTHER EXIT
                                        COSTS         COSTS         ASSETS          COSTS         TOTAL
                                       --------      --------      --------        --------      --------
Balance at June 30, 1999               $  1,328      $     --      $     --        $     --      $  1,328

  Fiscal 2000 charge recorded             6,621         3,299        22,250           1,877        34,047
  Fiscal 2000 usage                      (4,420)          (52)      (22,250)           (521)      (27,243)
                                       --------      --------      --------        --------      --------

Balance at June 30, 2000                  3,529         3,247            --           1,356         8,132

  Fiscal 2001 charge recorded             1,475         2,371         4,092           1,153         9,091
  Fiscal 2001 usage                      (4,531)       (1,071)       (4,092)         (1,360)      (11,054)
  Adjustments                             1,361        (1,313)           --             (48)           --
                                       --------      --------      --------        --------      --------

Balance at June 30, 2001                  1,834         3,234            --           1,101         6,169

  Fiscal 2002 usage                      (1,025)       (1,172)           --            (951)       (3,148)
  Adjustments                               (52)         (548)           --            (118)         (718)
                                       --------      --------      --------        --------      --------

Balance at June 30, 2002               $    757      $  1,514      $     --        $     32      $  2,303
                                       ========      ========      ========        ========      ========

     LOSS ON DISPOSITION OF CLINIC OPERATIONS

     During fiscal 2001, the Company sold its Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which is included in other assets in the consolidated balance sheet, requires monthly principal payments of $25,000 through April 2011. The sale resulted in a loss on disposition of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million for the fiscal year ended June 30, 2001.

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

     EXPROPRIATION OF CANADIAN AMBULANCE SERVICE LICENSES

     During the fiscal year ended June 30, 2000, the Company recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 tax). The Company received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of licenses and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

(4) PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                              JUNE 30,
                                                    ---------------------------
                                                      2002               2001
                                                    ---------         ---------
                                                           (IN THOUSANDS)
Equipment                                           $  55,739         $  57,840
Vehicles                                               73,908            71,628
Land and buildings                                     16,788            16,896
Leasehold improvements                                  7,270             8,373
                                                    ---------         ---------
                                                      153,705           154,737
Less: Accumulated depreciation                       (105,173)          (96,738)
                                                    ---------         ---------
                                                    $  48,532         $  57,999
                                                    =========         =========

     The Company held vehicles and equipment with a gross carrying value of approximately $14.2 and $16.9 million at June 30, 2002 and 2001, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled approximately $12.3 and $14.3 million at June 30, 2002 and 2001, respectively.

     The Company has pledged property and equipment, including land and a building, leasehold improvements and equipment, with a net book value of approximately $11.2 million to secure certain of its obligations under its insurance and surety bonding programs including certain reimbursement obligations with respect to the workers' compensation, performance bonds, appeal bonds and other aspects of such insurance and surety bonding programs.

     A summary of activity in the Company's property and equipment balance is as follows:

                                                           JUNE 30,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                        (IN THOUSANDS)

Balance at beginning of year                   $ 57,999    $ 85,919    $ 95,032
Depreciation expense                            (15,155)    (21,809)    (25,009)
Additions                                         6,854       5,774      17,131
Asset impairments                                    --      (8,502)         --
Asset disposals                                    (737)     (1,643)     (1,220)
Effect of Argentine peso devaluation               (429)         --          --
Disposition of clinic operations                     --      (1,740)         --
Expropriation of Canadian ambulance
  service licenses                                   --          --         (15)
                                               --------    --------    --------
Balance at end of year                         $ 48,532    $ 57,999    $ 85,919
                                               ========    ========    ========

(5) GOODWILL

     In June 2001,  the FASB issued SFAS No. 141,  Business  Combinations  (SFAS
141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142.) SFAS 141 superseded APB Opinion No. 16, Business Combinations. The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001 although earlier adoption is encouraged. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

     The Company adopted SFAS 142 effective July 1, 2001 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2002, the Company identified its various reporting units which consist of the individual cost centers within its medical transportation and fire and other operating segments for which separately identifiable cash flow information is available. During the second quarter of fiscal 2002, the Company completed the first step impairment test as of July 1, 2001. Potential goodwill impairments were identified in certain of these reporting units. During the fourth quarter of fiscal 2002, the Company completed the second step test and determined that all or a portion of the goodwill applicable to certain of its reporting units was impaired as of July 1, 2001 resulting in an aggregate charge of $49.5 million. The fair value of the reporting units was determined using the discounted cash flow method and a discount rate of 15.0%. This charge has been reflected in the accompanying consolidated statement of operations as the cumulative effect of change in accounting principle. Additionally, the Company's results for the first quarter of fiscal 2002 have been restated to reflect this charge in that period as required by SFAS 142. The Company has selected June 30 as the date on which it will perform its annual goodwill impairment test.

     The following table summarizes the Company's reported results along with adjusted amounts as if the Company had adopted SFAS 142, and discontinued goodwill amortization, as of July 1, 1999 (in thousands, except per share amounts):

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                                 ----------------------------------------
                                                                    2002          2001            2000
                                                                 -----------   -----------    -----------
Reported net income (loss) before extraordinary loss and
 cumulative effect of change in accounting principle             $     3,889   $  (226,731)   $   (99,532)
Add back: Goodwill amortization                                           --         7,161          8,052
                                                                 -----------   -----------    -----------
Adjusted income (loss) before extraordinary loss
 and cumulative effect of change in accounting
 principle                                                             3,889      (219,570)       (91,480)
Extraordinary loss                                                        --            --         (1,200)
Cumulative effect of change in accounting principle                  (49,513)           --           (541)
                                                                 -----------   -----------    -----------
Adjusted net income (loss)                                       $   (45,624)  $  (219,570)   $   (93,221)
                                                                 ===========   ===========    ===========

Basic income (loss) per share:
   Reported income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle         $      0.26   $    (15.38)   $     (6.82)
   Goodwill amortization                                                  --          0.49           0.55
                                                                 -----------   -----------    -----------
   Adjusted income (loss)  before extraordinary loss and
     cumulative effect of change in accounting principle                0.26        (14.89)         (6.27)
   Extraordinary loss                                                     --            --          (0.08)
   Cumulative effect of change in accounting principle
                                                                       (3.26)           --          (0.04)
                                                                 -----------   -----------    -----------
   Adjusted net income (loss)                                    $     (3.00)  $    (14.89)   $     (6.39)
                                                                 ===========   ===========    ===========

Diluted income (loss) per share:
   Reported income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle         $      0.25   $    (15.38)   $     (6.82)
   Goodwill amortization                                                  --          0.49           0.55
                                                                 -----------   -----------    -----------
   Adjusted income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle                0.25        (14.89)         (6.27)
   Extraordinary loss                                                     --            --          (0.08)
   Cumulative effect of change in accounting principle
                                                                       (3.14)           --          (0.04)
                                                                 -----------   -----------    -----------
   Adjusted net income (loss)                                    $     (2.89)  $    (14.89)   $     (6.39)
                                                                 ===========   ===========    ===========

     The changes in the carrying amount of goodwill for the year ended June 30, 2002 is as follows (in thousands):

                                           MEDICAL       FIRE AND
                                       TRANSPORTATION      OTHER
                                           SEGMENT        SEGMENT        TOTAL
                                          ---------      ---------     ---------
Balance at beginning of year              $ 89,598       $  1,159      $ 90,757
Adoption of SFAS No. 142                   (49,513)            --       (49,513)
                                          --------       --------      --------
Balance at end of year                    $ 40,085       $  1,159      $ 41,244
                                          ========       ========      ========

(6) INVESTMENTS

     PUBLIC/PRIVATE ALLIANCE

     During fiscal 1998, the Company entered into a public/private alliance with the City of San Diego to provide all emergency and non-emergency transport services. As part of the alliance, a limited liability company (the LLC) was created with a 50/50 ownership between the Company and the City. A wholly-owned subsidiary of the Company contracts with the LLC to provide operational and administrative support. In addition, the Company contracts with the LLC to provide billing and collection services. Revenue generated under the operational and administrative support contract totaled $14.7 million, $12.1 million and $9.5 million for the years ended June 30, 2002, 2001 and 2000, respectively. Revenue generated under the billing and collection services contract totaled $1.3 million for each of the years ended June 30, 2002 and 2001 and $0.9 million for the year ended June 30, 2000. The Company accounts for its investment in the LLC using the equity method. At June 30, 2002 and 2001, the carrying value of this investment was approximately $1.1 million and $0.9 million, respectively, and is included in other assets in the accompanying consolidated balance sheet. The Company's share of the LLC's earnings was approximately $0.8 million, $0.8 million and $1.2 million for the years ended June 30, 2002, 2001 and 2000, respectively.

     JOINT VENTURE

     During fiscal 1998, the Company entered into a joint venture to provide non-emergency transport services in the Maryland, Washington, D.C. and northern Virginia areas. The Company obtained a majority interest in the joint venture in exchange for a commitment to provide $8.0 million in funding for acquisitions by the joint venture in the greater Baltimore, Maryland and Washington, D.C. areas

(which commitment was fulfilled by June 30, 1998). The other party to the joint venture contributed the stock of two ambulance companies in exchange for his minority stake in the joint venture. The Company consolidated the joint venture for financial reporting purposes.

     The joint venture agreement allowed the minority partner to "put" his interest in the joint venture to the Company. The agreement also allowed the Company the option to delay the purchase of the minority partner's interest for a period of one year. During fiscal 2001, the minority partner elected to exercise the "put" option and the Company exercised its right to delay purchasing the minority partner's interest for one year. Based on the provisions of the joint venture agreement, the purchase price for the minority partners interest approximated $5.1 million. The Company recorded a charge of approximately $4.0 million to other income (expense), net during fiscal 2001 relating to this agreement.

     During the year ended June 30, 2002, the Company completed the purchase of the minority partner's interest in exchange for a note payable of approximately $5.1 million. The note bears interest at prime plus 2.25% (subject to a cap of 7.75%) and requires monthly principal and interest payments ranging from $70,000 to $125,000 through December 2006. Additionally, any outstanding accrued interest is due at maturity. The Company reflected this transaction as an increase in long-term debt of $5.1 million offset by reductions in minority interest of $8.0 million and other assets of $2.9 million. The transaction also resulted in other income of $9,000 in fiscal 2002.

(7) ACCRUED LIABILITIES

Accrued liabilities at June 30, 2002 and 2001 consisted of the following:

                                                                 AT JUNE 30,
                                                            --------------------
                                                             2002         2001
                                                            -------      -------
Workers' compensation claim reserves                        $15,924      $14,944
General liability claim reserves                             15,433       19,715
Accrued salaries, wages and related payroll                  10,678       11,397
Accrued interest                                             10,512        7,561
Other accrued liabilities                                    21,172       42,723
                                                            -------      -------

Total accrued liabilities                                   $73,719      $96,340
                                                            =======      =======

     The decrease in other accrued liabilities between 2002 and 2001 is primarily due to the devaluation of the Argentine peso.

(8) GENERAL LIABILITY AND WORKERS' COMPENSATION PROGRAMS

     The Company retains certain levels of exposure with respect to its general liability and workers' compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for both reported and incurred but not reported claims within its level of retention based on currently available information as well as its historical claims experience The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

     A summary of activity in the Company's general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows:

                                                        JUNE 30,
                                         --------------------------------------
                                           2002           2001           2000
                                         --------       --------       --------
                                                     (in thousands)

Balance at beginning of year             $ 19,715       $  3,171       $  2,081
Provision charged to other
  operating expense                         2,442         22,326          6,146
Claim payments charged
  against the reserve                      (6,724)        (5,782)        (5,056)
                                         --------       --------       --------
Balance at end of year                   $ 15,433       $ 19,715       $  3,171
                                         ========       ========       ========

     The rising cost of claims as well as the cost of related litigation prompted the Company to perform a comprehensive review of information from external advisors, historical settlement information and open claims during the third quarter of fiscal 2001. As a result of this review, the Company recorded a charge of $15.0 million for increases in its reserves for reported claims as well as to establish reserves for claims incurred but not reported. The Company engaged independent actuaries to assist with its evaluation of the adequacy of its general liability claim reserves as of June 30, 2002 and 2001. The provision charged to expense during fiscal 2000 included a charge of $3.8 million in the fourth quarter for increases in estimated settlement amounts for reported claims.

     The Company has been required to provide collateral for certain of its general liability policies. Such collateral, which consisted of cash on deposit with the insurer or its agent totaled $1.9 million at June 30, 2002 and is included in other assets in the consolidated balance sheet.

     A summary of activity in the Company's workers' compensation claim reserves, which are also included in accrued liabilities in the consolidated balance sheet, is as follows:

                                                        JUNE 30,
                                         --------------------------------------
                                           2002           2001           2000
                                         --------       --------       --------
                                                     (in thousands)

Balance at beginning of year             $ 14,944       $ 11,315       $    132
Provision charged to payroll
  and employee benefits                     7,318         11,832         18,941
Claim payments charged
  against the claim reserve                (6,338)        (8,203)        (7,758)
                                         --------       --------       --------
Balance at end of year                   $ 15,924       $ 14,944       $ 11,315
                                         ========       ========       ========

     In connection with the Company's restructuring activities, an increase in the volume of workers' compensation claims was noted. Provisions charged to expense during fiscal 2002 includes $2.0 million of additional workers compensation claim reserves based on a review of claims experience during the fourth quarter. Provisions charged to expense during fiscal 2001 included $5.0 million in the third quarter for increases in reserves for unreported claims based on updated information received from the Company's third party claims administrator. The Company engaged independent actuaries to assist with its evaluation of the adequacy of its workers' compensation claim reserves as of June 30, 2002 and 2001. Provisions charged to expense during fiscal 2000 included $12.2 million in the fourth quarter to establish reserves for both reported and incurred but not reported claims. The Company had previously expensed the cost of its workers' compensation program as related payments were made, and the Company believes that this method approximated the accrual method.

     The Company has also been required to provide deposits for certain of its workers' compensation policies. Such amounts, which consisted of cash on deposit with the insurer or its agent, totaled $9.2 million at June 30, 2002 and is included in prepaid and other assets ($2.9 million) and other assets ($6.3 million) in the consolidated balance sheet.

     During fiscal years 1992 through 2001, the Company purchased certain portions of its workers' compensation coverage from Reliance Insurance Company (Reliance). At the time the coverage was purchased, Reliance was an "A" rated insurance company. In connection with this coverage, the Company provided Reliance with various amounts and forms of collateral (e.g., letters of credit, surety bonds and cash deposits) to secure its performance under the respective policies as was customary and required in the workers' compensation marketplace at the time. As of June 30, 2002, Reliance held $3.0 million of cash collateral under this coverage.

     On May 29, 2001, Reliance was placed under rehabilitation by the Pennsylvania Insurance Department (the Department) and on October 3, 2001 was placed into liquidation by the Department. As mentioned previously, the cash on deposit with Reliance serves to secure the Company's performance under the related policies; specifically, the payment of claims within the Company's level of retention in the various policy years. Consistent with past practice, the Company periodically funds an imprest account maintained by the Company's third-party administrator who actually makes claim payments on its behalf. It is the Company's understanding that the cash collateral held by the Reliance liquidator will be returned once all related claims have been satisfied so long as the Company has satisfied the claim payment obligations under the related policies. To the extent that certain of the Company's workers' compensation claims have exceeded the level of retention under the Reliance policies, the applicable state guaranty funds have provided such coverage at no additional cost to the Company.

     For fiscal 2002, the Company purchased certain portions of workers' compensation coverage from Legion Insurance Company (Legion). At the time the coverage was purchased, Legion was an "A" rated insurance carrier. In connection with the Legion policy, the Company deposited $6.2 million into a "cell-captive" insurance program managed by Mutual Risk Management (MRM), an affiliate of Legion. This deposit approximated the amount of claims within the level of retention for the policy year May 1, 2001 through April 30, 2002. In contrast to the deposits placed with Reliance, this deposit is not collateral to secure performance under the policy but rather represents funds to be used by MRM to pay claims within the Company's level of retention on the Company's behalf. As of June 30, 2002, MRM held $5.7 million of cash under this program.

     On April 1, 2002, Legion was placed under rehabilitation by the Department. MRM has continued to utilize the cash on deposit to make claim payments on the Company's behalf. Additionally, it is the Company's understanding that these funds represent the Company's assets and are not general assets of Legion or MRM.

     Based on the information currently available, the Company believes that the amounts on deposit with Reliance and Legion/MRM are fully recoverable and will either be returned to the Company or used to pay claims on the Company's behalf. The Company's inability to access the funds on deposit with either Reliance or Legion/MRM could have a material adverse effect on its business, financial condition, results of operations and cash flows.

(9) OTHER CHARGES AND CREDITS

     During the fiscal years ended June 30, 2002, 2001 and 2000 the Company recorded the following other charges or credits:

                                                    FISCAL YEAR ENDED JUNE 30,
                                                 -------------------------------
                                                  2002         2001        2000
                                                 ------       ------      ------
Argentine Operations                                 --        8,512      $   --
Supply Inventory                                     --        8,442          --
Other Charges and Credits                        (1,712)       3,079       4,088
Paid Time Off for Field Personnel                (1,300)       3,010          --
Employee Medical Benefits                            --        5,429       2,596
Amount Due from Former Owner                         --          962          --
Medicare/Medicaid Audits                         (1,298)       1,300       3,900
Restructuring Consultants                            --           --       1,110
Investment Write-Offs                                --           --       2,937
Write-Off of Disputed Refunds                        --           --       1,796

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

     OTHER CHARGES AND CREDITS

     During the third quarter of fiscal 2002, the Company recorded the reversal of $1.7 million of discretionary employee benefits accrued in calendar 2000 as a result of the Company's decision not to pay such benefits. The original charge, as well as the current year reversal, were reflected in payroll and employee benefits in the consolidated statement of operations.

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

     PAID-TIME-OFF FOR FIELD PERSONNEL

     During the fourth quarter of fiscal 2002, the Company recorded a $1.3 million reduction in its paid-time-off accrual as a result of a change in the related policies. The reduction was recorded as a reduction of payroll and employee benefits in the consolidated statement of operations.

     During the fourth quarter of fiscal 2001, the Company analyzed its paid-time-off accruals and determined that its paid-time-off policy had been inconsistently applied in certain service areas. As a result of this analysis, the Company recorded a charge of $3.0 million to bring the liability into line with the amount required under the related policies. This charge was recorded in payroll and employee benefits in the consolidated statement of operations.

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

     AMOUNT DUE FROM FORMER OWNER

     In connection with a February 1998 acquisition, the seller indemnified the collection of certain accounts receivable. In connection with the settlement of litigation involving the seller during the fourth quarter of fiscal 2001, the Company agreed to release the seller from his obligations under the indemnification. The Company recorded a charge of $1.0 million, which was reflected in other operating expenses in the consolidated statement of operations, related to this settlement.

     MEDICARE/MEDICAID AUDITS

     The Company recorded a charge of $1.3 million during the fourth quarter of fiscal 2001 for the expected settlement of a Medicare audit of an acquired company for periods prior to the acquisition. This charge, which was reflected in other operating expenses in the consolidated statement of operations, was taken based upon information obtained during the fourth quarter of fiscal 2001, which included correspondence with the Medicare intermediary. The $1.3 million charge discussed above was reversed in the fourth quarter of fiscal 2002 after the Company settled the audit for approximately $2,000.

     The Company recorded charges totaling $3.9 million in the second quarter of fiscal 2000 for the expected settlement of two specific Medicare/Medicaid audits. These charges, which were reflected in other operating expenses in the consolidated statement of operations, were taken based upon information obtained from and negotiations with the intermediaries that occurred during the second quarter of fiscal 2000.

     RESTRUCTURING CONSULTANTS

     During the second half of the fiscal year ended June 30, 2000, the Company incurred costs totaling $1.1 million relating to restructuring consultants and attorneys representing both the Company and its lenders in connection with violations of certain financial covenants contained in the Company's revolving credit agreement. These activities began in the third quarter of fiscal 2000. These costs were reflected in other operating expenses in the consolidated statement of operations.

     INVESTMENT WRITE-OFFS

     During the third quarter of the fiscal year ended June 30, 2000, the Company wrote-off a $1.3 million investment in a domestic health care business as a result of the settlement of related litigation which occurred during that quarter. Additionally, the Company wrote-off a $1.6 million investment in a domestic alternative transportation business during the fourth quarter on the basis of financial information received from the entity during the quarter. Such information indicated that the carrying value of the Company's related investment would not be recoverable. These charges were recorded in other operating expenses in the consolidated statement of operations.

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

(10) LONG-TERM DEBT

     Notes payable and capital lease obligations consisted of the following:

                                                               JUNE 30,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
                                                           (IN THOUSANDS)
7 7/8% senior notes due 2008, net of
  discount of $148 and $173, respectively ........     $ 149,852      $ 149,827
Revolving credit facility ........................       144,369        143,042
Note payable to former joint venture
  partner (See Note 6)                                     4,622             --
Capital lease obligations and other notes
  payable, at varying rates, from 3.5%
  to 12.75%, due through 2013 ....................         1,319          2,856
                                                       ---------      ---------
                                                         300,162        295,725
Less: Current maturities .........................        (1,633)      (294,439)
                                                       ---------      ---------
                                                       $ 298,529      $   1,286
                                                       =========      =========

     REVOLVING CREDIT FACILITY

     In March 1998, the Company entered into a $200.0 million revolving credit facility originally scheduled to mature March 16, 2003. The revolving credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries. Interest rates and availability under the revolving credit facility depended on the Company meeting certain financial covenants, including a total debt leverage ratio, a total debt to capitalization ratio, and a fixed charge ratio. Revolving credit facility borrowings were initially priced at the greater of (i) prime rate or Federal Funds rate plus 0.5% plus an applicable margin, or (ii) a LIBOR-based rate. The LIBOR-based rates included a margin of 0.875% to 1.75%.

     In December 1999, primarily as a result of additional provisions for doubtful accounts, the Company entered into noncompliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. We received a series of compliance waivers regarding these covenant violations covering the periods from December 31, 1999 through April 1, 2002. The waivers provided for, among other things, enhanced reporting and other requirements and that no additional borrowings would be available under the facility.

     Pursuant to the waivers, as LIBOR contracts expired in March 2000, all related borrowings were priced at prime plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, we also were required to accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance. We have recognized approximately $6.6 million related to this additional interest expense through June 30, 2002, approximately $6.1 million of which is included in accrued liabilities at June 30, 2002. In connection with the waivers, the Company also made unscheduled principal payments totaling $5.2 million.

     At June 30,  2002,  the weighted  average  interest  rate on the  revolving credit facility, including the additional interest described above, was approximately 7.0%. There was $144.4 million outstanding on the revolving credit facility at June 30, 2002. Additionally, there were $3.5 million in letters of credit issued under the revolving credit facility outstanding on that date.

     Although the Company was not aware of any event of default under either the terms of the revolving credit facility (as a result of the waivers) or the 7 7/8% Senior Notes due 2008 (the Senior Notes), and although there was no acceleration of the repayment of the revolving credit facility or the Senior Notes, the balances were classified as current liabilities at June 30, 2001 and 2000 in accordance with SFAS 78 "Classification of Obligations that are Callable by the Creditor."

     Effective September 30, 2002, the Company entered into an amended credit facility pursuant to which, among other things, the maturity date of the credit facility was extended to December 31, 2004 and any prior noncompliance (including such non compliance as of June 30, 2002) was permanently waived.

     The principal terms of the amended credit facility are as follows:

     * WAIVER. Prior noncompliance was permanently waived with respect to the covenant violations described above and with respect to certain other noncompliance items, including non-reimbursement of approximately $2.6 million recently drawn by beneficiaries under letters of credit issued under the original facility.

     * MATURITY DATE. The maturity date of the facility was extended to December 31, 2004.

     * PRINCIPAL BALANCE. Accrued interest (as described above), non-reimbursed letters of credit and various fees and expenses associated with the amended credit facility were added to the principal amount of the loan, resulting in an outstanding principal balance as of the effective date of the amendment equal to $152.4 million.

     * NO REQUIRED AMORTIZATION. No principal payments are required until the maturity date of the facility.

     * INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.8% as of the effective date of the amendment), payable monthly. (By comparison, the effective interest rate (including the 2.0% accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.)

     * FINANCIAL COVENANTS. The amended facility includes the same financial covenants as were included in the original credit facility, with compliance levels under such covenants adjusted to levels consistent with the Company's current business levels and outlook. The covenants include (i) total debt leverage ratio (initially set at 7.48), (ii) minimum tangible net worth (initially set at a $230.1 million deficit), (iii) fixed charge coverage ratio (initially set at 0.99),
          (iv) limitation on capital expenditures of $11 million per fiscal year; and (v) limitation on operating leases during any period of four fiscal quarters to 3.10% of consolidated net revenues. The compliance levels for covenants (i) through (iii) above are set at varying levels on a quarterly basis. Compliance is tested quarterly based on annualized or year-to-date results as applicable.

     * OTHER COVENANTS. The amended credit facility includes various non-financial covenants equivalent in scope to those included in the original facility. The covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales, and other matters. The amended credit facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contracts in any fiscal quarter with an aggregate EBITDA contribution of $5 million or more (net of anticipated contribution from new contracts).

     * EXISTING LETTERS OF CREDIT. Pursuant to the amended facility, letters of credit issued pursuant to the original credit agreement will be reissued or extended, to a maximum of $3.5 million, for letter of credit fees aggregating 1 7/8% per annum. A third letter of credit, in the amount of $2.6 million which previously was drawn by its beneficiary, will be reissued subject to application of the funds originally drawn in reduction of the principal balance of the facility and payment of a letter of credit fee equal to 7% per annum.

     * EQUITY INTEREST. In consideration of the amended facility, the Company issued shares of its Series B Convertible Preferred Stock to the participants in the credit facility. The preferred stock is convertible into 2,115,490 common shares (10% of the sum of the common shares outstanding on a diluted basis, as defined). Because sufficient common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon approval by the Company's stockholders of sufficient common shares to permit conversion. Should the Company's stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should the Company's stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $10 million, $12.5 million or $15 million depending on whether the triggering event occurs prior to January 31, 2003, December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

     Due to the lack of required principal amortization and long-term nature of this amendment, the outstanding balance on the credit facility is classified as long term debt in the consolidated balance sheet as of June 30, 2002. Additionally, as we are now in compliance with the terms of the credit facility, we have also classified the Senior Notes as long-term debt as of June 30, 2002.

     7 7/8% SENIOR NOTES DUE 2008

     In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15, and the Senior Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and will amortize these costs over the life of the Senior Notes. The Company recorded a $258,000 discount on the Senior Notes and will amortize this discount over the life of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company's remaining subsidiaries (the Non-Guarantors) is as follows:

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                                           PARENT     GUARANTORS    NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                          ---------   ----------    --------------  ------------   ---------
ASSETS
CURRENT ASSETS
   Cash ............................................      $      --    $   9,424      $     404       $      --    $   9,828
   Accounts receivable, net ........................             --       93,579          5,536              --       99,115
   Inventories .....................................             --       12,178             42              --       12,220
   Prepaid expenses and other ......................            582        8,864            151              --        9,597
                                                          ---------    ---------      ---------       ---------    ---------
      Total current assets .........................            582      124,045          6,133              --      130,760

PROPERTY AND EQUIPMENT, net ........................             --       47,972            560              --       48,532

GOODWILL ...........................................             --       41,167             77              --       41,244

DUE FROM (TO) AFFILIATES ...........................        267,612     (215,164)       (52,448)             --           --

OTHER ASSETS .......................................          2,449       12,163          2,290              --       16,902

INVESTMENT IN SUBSIDIARIES .........................       (131,570)          --             --         131,570           --
                                                          ---------    ---------      ---------       ---------    ---------

                                                          $ 139,073    $  10,183      $ (43,388)      $ 131,570    $ 237,438
                                                          =========    =========      =========       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable ................................      $      --    $  11,049      $     912       $      --    $  11,961
   Accrued liabilities .............................         10,171       61,280          2,268              --       73,719
   Deferred subscription fees ......................             --       15,409             --              --       15,409
   Current portion of long-term debt ...............             --        1,620             13              --        1,633
                                                          ---------    ---------      ---------       ---------    ---------
      Total current liabilities ....................         10,171       89,358          3,193              --      102,722

LONG-TERM DEBT, net of current portion .............        294,221        4,308             --              --      298,529

OTHER LIABILITIES ..................................             --          477             --              --          477

DEFERRED INCOME TAXES ..............................             --        1,814         (1,164)             --          650
                                                          ---------    ---------      ---------       ---------    ---------
      Total liabilities ............................        304,392       95,957          2,029              --      402,378
                                                          ---------    ---------      ---------       ---------    ---------
MINORITY INTEREST ..................................             --           --             --             379          379
                                                          ---------    ---------      ---------       ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ....................................            159           82             17             (99)         159
   Additional paid-in capital ......................        138,470       54,622         34,942         (89,564)     138,470
   Retained earnings (accumulated deficit) .........       (313,025)    (140,478)       (90,692)        231,170     (313,025)
   Accumulated other comprehensive income (loss)....         10,316           --         10,316         (10,316)      10,316
   Treasury stock ..................................         (1,239)          --             --              --       (1,239)
                                                          ---------    ---------      ---------       ---------    ---------
      Total stockholders' equity (deficit) .........       (165,319)     (85,774)       (45,417)        131,191     (165,319)
                                                          ---------    ---------      ---------       ---------    ---------

                                                          $ 139,073    $  10,183      $ (43,388)      $ 131,570    $ 237,438
                                                          =========    =========      =========       =========    =========

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                                           PARENT     GUARANTORS    NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                          ---------   ----------    --------------  ------------   ---------
ASSETS
CURRENT ASSETS
   Cash ........................................          $      --    $   6,763      $   1,936       $      --    $   8,699
   Accounts receivable, net ....................                 --       93,471          9,789              --      103,260
   Inventories .................................                 --       13,093             80              --       13,173
   Prepaid expenses and other ..................                531        5,881            341              --        6,753
                                                          ---------    ---------      ---------       ---------    ---------
      Total current assets .....................                531      119,208         12,146              --      131,885

PROPERTY AND EQUIPMENT, net ....................                 --       57,271            728              --       57,999

GOODWILL .......................................                 --       90,680             77              --       90,757

DUE FROM (TO) AFFILIATES .......................            294,729     (240,105)       (54,624)             --           --

OTHER ASSETS ...................................              2,356       11,684          3,853              --       17,893

INVESTMENT IN SUBSIDIARIES .....................           (127,702)          --             --         127,702           --
                                                          ---------    ---------      ---------       ---------    ---------

                                                          $ 169,914    $  38,738      $ (37,820)      $ 127,702    $ 298,534
                                                          =========    =========      =========       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable ............................          $      --    $   9,478      $   3,437       $      --    $  12,915
   Accrued liabilities .........................              7,571       72,119         15,700              --       95,390
   Deferred subscription fees income ...........                 --       14,707             --              --       14,707
   Current portion of long-term debt ...........            292,869        1,315            255              --      294,439
                                                          ---------    ---------      ---------       ---------    ---------
      Total current liabilities ................            300,440       97,619         19,392              --      417,451

LONG-TERM DEBT, net of current portion .........                 --        1,272             14              --        1,286

OTHER LIABILITIES ..............................                 --          994             --              --          994

DEFERRED INCOME TAXES ..........................                 --        2,114         (1,164)             --          950
                                                          ---------    ---------      ---------       ---------    ---------
      Total liabilities ........................            300,440      101,999         18,242              --      420,681
                                                          ---------    ---------      ---------       ---------    ---------
MINORITY INTEREST ..............................                 --           --             --           8,379        8,379
                                                          ---------    ---------      ---------       ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ................................                152           82             17             (99)         152
   Additional paid-in capital ..................            137,948       54,622         34,942         (89,564)     137,948
   Retained earnings (accumulated deficit) .....           (267,401)    (117,965)       (91,035)        209,000     (267,401)
   Accumulated other comprehensive income (loss)                 14           --             14             (14)          14
   Treasury stock ..............................             (1,239)          --             --              --       (1,239)
                                                          ---------    ---------      ---------       ---------    ---------
      Total stockholders' equity (deficit) .....           (130,526)     (63,261)       (56,062)        119,323     (130,526)
                                                          ---------    ---------      ---------       ---------    ---------

                                                          $ 169,914    $  38,738      $ (37,820)      $ 127,702    $ 298,534
                                                          =========    =========      =========       =========    =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                  PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                 ---------   ----------  --------------  ------------   ---------
NET REVENUE ...............................................      $      --    $ 460,698    $  36,340      $      --     $ 497,038
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING EXPENSES
Payroll and employee benefits .............................             --      261,686       25,621             --       287,307
Provision for doubtful accounts ...........................             --       69,093          807             --        69,900
Depreciation ..............................................             --       15,085           70             --        15,155
Amortization of intangibles ...............................             --           43        1,012             --         1,055
Other operating expenses ..................................             --       90,167        7,473             --        97,640
Contract termination costs and related asset impairment ...             --           (7)        (100)            --          (107)
Restructuring charge and other ............................             --         (718)          --             --          (718)
                                                                 ---------    ---------    ---------      ---------     ---------
      Total expenses ......................................             --      435,349       34,883             --       470,232
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING INCOME ..........................................             --       25,349        1,457             --        26,806
Income from wholly-owned subsidiaries .....................         27,352           --           --        (27,352)           --
Interest expense, net .....................................        (23,463)        (404)      (1,109)            --       (24,976)
Other income (expense), net ...............................             --           --           --              9             9
                                                                 ---------    ---------    ---------      ---------     ---------

INCOME BEFORE INCOME TAXES, AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE .........................          3,889       24,945          348        (27,343)        1,839

INCOME TAX (PROVISION) BENEFIT ............................             --        2,055           (5)            --         2,050
                                                                 ---------    ---------    ---------      ---------     ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE ...................................          3,889       27,000          343        (27,343)        3,889


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......        (49,513)     (49,513)          --         49,513       (49,513)
                                                                 ---------    ---------    ---------      ---------     ---------

NET INCOME (LOSS) .........................................      $ (45,624)   $ (22,513)   $     343      $       9     $ (45,624)
                                                                 =========    =========    =========      =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                  PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                 ---------   ----------  --------------  ------------   ---------
NET REVENUE .......................................              $      --    $ 445,892    $  58,424      $      --     $ 504,316
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING EXPENSES
   Payroll and employee benefits ..............                         --      261,179       39,876             --       301,055
   Provision for doubtful accounts ............                         --       96,253        6,217             --       102,470
   Depreciation ...............................                         --       19,043        2,766             --        21,809
   Amortization of intangibles ................                         --        5,073        2,279             --         7,352
   Other operating expenses ...................                         --      117,644       24,365             --       142,009
   Asset impairment charges ...................                         --       32,338       62,015             --        94,353
   Loss on disposition of clinic operations ...                         --           --        9,374             --         9,374
   Contract termination costs and related asset
     impairment ...............................                         --        9,256           --             --         9,256
   Restructuring charge and other .............                         --        9,091           --             --         9,091
                                                                 ---------    ---------    ---------      ---------     ---------
         Total expenses .......................                         --      549,877      146,892             --       696,769
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING LOSS ................................                         --     (103,985)     (88,468)            --      (192,453)
Loss from wholly-owned subsidiaries ...........                   (197,769)          --           --        197,769            --
Interest expense, net .........................                    (28,962)         (17)      (1,022)            --       (30,001)
Other income (expense), net ...................                         --       (4,046)          --          1,644        (2,402)
                                                                 ---------    ---------    ---------      ---------     ---------

LOSS BEFORE INCOME TAXES ......................                   (226,731)    (108,048)     (89,490)       199,413      (224,856)

INCOME TAX (PROVISION) BENEFIT ................                         --       (3,282)       1,407             --        (1,875)
                                                                 ---------    ---------    ---------      ---------     ---------
NET LOSS ......................................                  $(226,731)   $(111,330)   $ (88,083)     $ 199,413     $(226,731)
                                                                 =========    =========    =========      =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                  PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                 ---------   ----------  --------------  ------------   ---------
NET REVENUE ...............................................      $      --    $ 485,376    $  84,698             --     $ 570,074
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING EXPENSES
Payroll and employee benefits .............................             --      272,944       50,341             --       323,285
Provision for doubtful accounts ...........................             --       80,823       14,800             --        95,623
Provision for doubtful accounts--change in accounting
 estimate .................................................             --       65,000           --             --        65,000
Depreciation ..............................................             --       22,068        2,941             --        25,009
Amortization of intangibles ...............................             --        6,220        2,467             --         8,687
Other operating expenses ..................................             --      106,904       20,839             --       127,743
Restructuring charge and other ............................             --       32,182        1,865             --        34,047
                                                                 ---------    ---------    ---------      ---------     ---------
      Total expenses ......................................             --      586,141       93,253             --       679,394
                                                                 ---------    ---------    ---------      ---------     ---------

OPERATING LOSS ............................................             --     (100,765)      (8,555)            --      (109,320)
Loss from wholly-owned subsidiaries .......................        (80,698)          --           --         80,698            --
Interest expense, net .....................................        (25,045)       1,125       (2,019)            --       (25,939)
Other income (expense), net ...............................             --           --           --          2,890         2,890
                                                                 ---------    ---------    ---------      ---------     ---------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ....       (105,743)     (99,640)     (10,574)        83,588      (132,369)

INCOME TAX BENEFIT ........................................          6,211       24,046        2,580             --        32,837
                                                                 ---------    ---------    ---------      ---------     ---------

LOSS BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE .........................        (99,532)     (75,594)      (7,994)        83,588       (99,532)

EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN AMBULANCE
   SERVICE LICENSES .......................................         (1,200)          --       (1,200)         1,200        (1,200)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .......           (541)        (541)          --            541          (541)
                                                                 ---------    ---------    ---------      ---------     ---------
NET LOSS ..................................................      $(101,273)   $ (76,135)   $  (9,194)     $  85,329     $(101,273)
                                                                 =========    =========    =========      =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                   PARENT    GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                  --------   ----------  --------------  ------------    --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ................................................       $(45,624)    $(22,513)    $    343       $ 22,170      $(45,624)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations--
    Cumulative effect of a change in accounting
      principle ...........................................             --       49,513           --             --        49,513
    Depreciation and amortization .........................             --       15,128        1,082             --        16,210
    (Gain) loss on sale of property and equipment .........             --          152         (437)            --          (285)
    Provision for doubtful accounts .......................             --       69,093          807             --        69,900
    Deferred income taxes .................................             --         (300)          --             --          (300)
    Equity earnings net of distributions received..........             --         (249)          --             --          (249)
    Undistributed earnings of minority shareholder ........             --           --           --             (9)           (9)
    Amortization of discount on Senior Notes ..............             26           --           --             --            26
    Non-cash stock compensation expense                                 73           --           --             --            73
  Change in assets and liabilities--
    (Increase) decrease in accounts receivable ............             --      (69,202)       1,880             --       (67,322)
    Decrease in inventories ...............................             --          915           33             --           948
    (Increase) decrease in prepaid expenses and other .....            (51)      (2,983)          16             --        (3,018)
    Increase in other assets ..............................            (93)        (631)      (1,171)            --        (1,895)
    (Increase) decrease in due to/from affiliates .........         43,574      (19,540)      (2,175)       (21,859)           --
    Increase (decrease) in accounts payable ...............             --        1,571         (234)            --         1,337
    Increase (decrease) in accrued liabilities and
     other liabilities ....................................          2,600      (11,357)      (1,922)            --       (10,679)
    Increase in non-refundable subscription
     fee income ...........................................             --          702           --             --           702
                                                                  --------     --------     --------       --------      --------
         Net cash provided by (used in) operating
          activities ......................................            505       10,299       (1,778)           302         9,328
                                                                  --------     --------     --------       --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net ............         (1,263)          --           --             --        (1,263)
  Repayment of debt and capital lease obligations .........             --       (1,700)        (162)            --        (1,862)
  Issuance of common stock ................................            456           --           --             --           456
                                                                  --------     --------     --------       --------      --------
         Net cash used in financing activities ............           (807)      (1,700)        (162)            --        (2,669)
                                                                  --------     --------     --------       --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ....................................             --       (6,360)        (494)            --        (6,854)
  Proceeds from the sale of property and equipment ........             --          422          600             --         1,022
                                                                  --------     --------     --------       --------      --------
         Net cash provided by (used in) investing
          activities ......................................             --       (5,938)         106             --        (5,832)
                                                                  --------     --------     --------       --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...................            302           --          302           (302)          302
                                                                  --------     --------     --------       --------      --------

INCREASE (DECREASE) IN CASH ...............................             --        2,661       (1,532)            --         1,129

CASH, beginning of year ...................................             --        6,763        1,936             --         8,699
                                                                  --------     --------     --------       --------      --------

CASH, end of year .........................................       $     --     $  9,424     $    404       $     --      $  9,828
                                                                  ========     ========     ========       ========      ========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                  PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                 ---------   ----------  --------------  ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ...............................................      $(226,731)   $(111,330)   $ (88,083)     $ 199,413     $(226,731)
   Adjustments to reconcile net loss to cash
    provided by (used in) operations--
    Non-cash portion of restructuring charge ..............             --        4,092           --             --         4,092
    Non-cash portion of contract termination ..............             --        8,086           --             --         8,086
    Asset impairment charge ...............................             --       32,339       62,014             --        94,353
    Loss on disposition of clinic operations ..............             --           --        9,374             --         9,374
    Depreciation and amortization .........................             --       24,116        5,045             --        29,161
    (Gain) loss on sale of property and equipment .........             --         (406)         (21)            --          (427)
    Provision for doubtful accounts .......................             --       96,253        6,217             --       102,470
    Deferred income taxes .................................             --        2,839       (1,889)            --           950
    Equity earnings net of distributions received .........             --          118           --             --           118
    Undistributed earnings of minority shareholder ........             --           --           --         (1,026)        1,026
    Amortization of discount on Senior Notes ..............             26           --           --             --            26
    Non-cash charge related to joint venture ..............             --           --           --          4,045         4,045
   Change in assets and liabilities--
    (Increase) decrease in accounts receivable ............             --      (62,936)         837             --       (62,099)
    Decrease in inventories ...............................             --        4,925          886             --         5,811
    Decrease in prepaid expenses and other ................             --          758          314             --         1,072
    (Increase) decrease in other assets ...................          1,030         (726)       2,159             --         2,463
    (Increase) decrease in due to/from affiliates .........        227,185      (20,236)      (4,782)      (202,167)           --
    Decrease in accounts payable ..........................             --       (2,445)        (209)            --        (2,654)
    Increase in accrued liabilities and other
     liabilities ..........................................          1,642       29,368        8,047             --        39,057
    Decrease in deferred subscription fees ................             --         (264)         (18)            --          (282)
                                                                 ---------    ---------    ---------      ---------     ---------
        Net cash provided by (used in) operating
         activities .......................................          3,152        4,551         (109)           265         7,859
                                                                 ---------    ---------    ---------      ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility,
    net ...................................................         (3,765)          --           --             --        (3,765)
   Repayment of debt and capital lease obligations ........             --       (2,244)        (529)            --        (2,773)
   Borrowings under capital lease obligations .............             --          283           --             --           283
   Issuance of common stock ...............................            348           --           --             --           348
                                                                 ---------    ---------    ---------      ---------     ---------
        Net cash used in financing activities .............         (3,417)      (1,961)        (529)            --        (5,907)
                                                                 ---------    ---------    ---------      ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures ...................................             --       (6,771)         997             --        (5,774)
   Proceeds from the sale of property and equipment .......             --        1,909           60             --         1,969
                                                                 ---------    ---------    ---------      ---------     ---------
        Net cash provided by (used in) investing
         activities .......................................             --       (4,862)       1,057             --        (3,805)
                                                                 ---------    ---------    ---------      ---------     ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...................            265           --          265           (265)          265
                                                                 ---------    ---------    ---------      ---------     ---------

INCREASE (DECREASE) IN CASH ...............................             --       (2,272)         684             --        (1,588)

CASH, beginning of year ...................................             --        9,035        1,252             --        10,287
                                                                 ---------    ---------    ---------      ---------     ---------

CASH, end of year .........................................      $      --    $   6,763    $   1,936      $      --     $   8,699
                                                                 =========    =========    =========      =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                  PARENT     GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                                 ---------   ----------  --------------  ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ................................................      $(101,273)   $ (76,135)   $  (9,194)     $  85,329     $(101,273)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations--
    non-cash portion of restructuring charge ..............             --       28,873           --             --        28,873
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses ..........................             --           --        1,200             --         1,200
    Cumulative effect of a change in accounting
      principle ...........................................             --          541           --             --           541
    Depreciation and amortization .........................             --       28,288        5,408             --        33,696
    (Gain) loss on sale of property and equipment .........             --         (175)          (9)            --          (184)
    Provision for doubtful accounts .......................             --      145,823       14,800             --       160,623
    Decrease in deferred income taxes .....................             --       (9,198)        (240)            --        (9,438)
    Undistributed earnings of public/private
      partnership .........................................             --          587           --             --           587
    Undistributed earnings of minority shareholder ........             --           --           --         (2,890)       (2,890)
    Amortization of discount on Senior Notes ..............             26           --           --             --            26
  Change in assets and liabilities--
    Increase in accounts receivable .......................             --     (107,911)     (11,308)            --      (119,219)
    (Increase) decrease in inventories ....................             --       (3,451)          81             --        (3,370)
    Decrease in prepaid expenses and other ................             --        1,791          424             --         2,215
    (Increase) decrease in other assets ...................            783       (1,052)        (191)            --          (460)
    (Increase) decrease in due to/from affiliates .........         64,300       10,932        7,167        (82,399)           --
    Increase (decrease) in accounts payable ...............             --          822       (2,491)            --        (1,669)
    Increase (decrease) in accrued liabilities and other
     liabilities ..........................................          2,162        1,707       (4,758)            --          (889)
    Increase (decrease) in deferred subscription fees......             --           81           (1)            --            80
                                                                 ---------    ---------    ---------      ---------     ---------
         Net cash provided by (used in) operating
          activities ......................................        (34,002)      21,523          888             40       (11,551)
                                                                 ---------    ---------    ---------      ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net ............         33,307           --           --             --        33,307
  Repayment of debt and capital lease obligations .........             --       (3,993)      (1,711)            --        (5,704)
  Issuance of common stock ................................            655           --           --             --           655
                                                                 ---------    ---------    ---------      ---------     ---------
         Net cash provided by (used in) financing
          activities ......................................         33,962       (3,993)      (1,711)            --        28,258
                                                                 ---------    ---------    ---------      ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from expropriation of Canadian ambulance
   service licenses .......................................             --           --        2,191             --         2,191
  Capital expenditures ....................................             --      (15,174)      (1,957)            --       (17,131)
  Proceeds from the sale of property and equipment ........             --        1,300           --             --         1,300
                                                                 ---------    ---------    ---------      ---------     ---------
         Net cash provided by (used in) investing
          activities ......................................             --      (13,874)         234             --       (13,640)
                                                                 ---------    ---------    ---------      ---------     ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...................             40           --           40            (40)           40
                                                                 ---------    ---------    ---------      ---------     ---------

INCREASE (DECREASE) IN CASH ...............................             --        3,656         (549)            --         3,107

CASH, beginning of year ...................................             --        5,379        1,801             --         7,180
                                                                 ---------    ---------    ---------      ---------     ---------

CASH, end of year .........................................      $      --    $   9,035    $   1,252      $      --     $  10,287
                                                                 =========    =========    =========      =========     =========

     DEBT MATURITIES

     Aggregate maturities on long-term debt for each of the fiscal years ending June 30 are as follows (in thousands):

     2003.............................................            $  1,633
     2004.............................................               1,255
     2005.............................................             145,797
     2006.............................................               1,473
     2007.............................................                  11
     Thereafter.......................................             149,993
                                                                  --------
                                                                  $300,162
                                                                  ========

     The Company incurred interest expense of approximately $25.6 million, $30.5 million and $26.5 million and paid interest of approximately $21.9 million, $29.0 million and $24.2 million in the years ended June 30, 2002, 2001 and 2000, respectively.

     The Company had outstanding letters of credit totaling approximately $3.5 million and $6.5 million at June 30, 2002 and 2001 for insurance and guarantees under contracts.

(11) INCOME TAXES

     The geographic sources of income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle were as follows:

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                             2002         2001          2000
                                           ---------    ---------     ---------
                                                     (IN THOUSANDS)
United States .........................    $     395    $(177,571)    $(131,508)
Foreign (primarily Argentina)..........        1,444      (47,285)         (861)
                                           ---------    ---------     ---------
Income (loss) before income taxes,
extraordinary loss and cumulative
effect of change in accounting
principle .............................    $   1,839    $(224,856)    $(132,369)
                                           =========    =========     =========

     The components of the income tax (provision) benefit were as follows:

                                                      YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  2002        2001       2000
                                                --------    --------   --------
                                                         (IN THOUSANDS)
Current
   U.S. Federal .............................   $     --    $     --   $     --
   State ....................................       (130)       (637)      (750)
   Foreign (primarily Argentina).............       (470)        (48)    (1,560)
                                                --------    --------   --------
        Total current (provision) benefit ...       (600)       (685)    (2,310)
                                                --------    --------   --------
Deferred

   U.S. Federal .............................      2,650        (500)    32,787
   Foreign (primarily Argentina).............         --        (690)     2,360
                                                --------    --------   --------
        Total deferred (provision) benefit ..      2,650      (1,190)    35,147
                                                --------    --------   --------

        Total (provision) benefit ...........   $  2,050    $ (1,875)  $ 32,837
                                                ========    ========   ========

     The income tax benefit in 2002 included federal income tax refunds of $0.6 million resulting from recently enacted legislation that allowed the Company to carry back a portion of its net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt.

     The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes, extraordinary loss and cumulative effect of change in accounting principle as follows:


                                                             YEAR ENDED JUNE 30,
                                                      --------------------------------
                                                        2002        2001        2000
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
U.S. Federal income tax (provision) benefit
  at statutory rate ...............................   $   (644)   $ 78,700    $ 46,329
State taxes, net of federal benefit ...............        (85)      3,886       3,230
Amortization of nondeductible goodwill ............         --      (5,660)     (3,792)
Change in valuation allowance .....................      2,292     (77,853)    (12,832)
Other, net ........................................        487        (948)        (98)
                                                      --------    --------    --------
(Provision for) benefit from income taxes .........   $  2,050    $ (1,875)   $ 32,837
                                                      ========    ========    ========

     The following table summarizes the components of the Company's net deferred tax liability as of June 30, 2002 and 2001. The Company has revised the amounts relating to certain of its deferred tax assets, deferred tax liabilities and valuation allowance as of June 30, 2001; however, such revisions had no impact on the net deferred tax liability as of that date. These revisions have not been audited by any independent accountants.

                                                                JUNE 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
                                                            (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards ................     $ 57,326      $ 44,673
   Restructuring charge ............................       31,372        32,636
   Insurance claim reserves ........................       12,639        12,384
   Foreign items ...................................        2,986         2,300
   Compensation and benefits .......................        2,480         1,671
   Other ...........................................        1,291         1,638
                                                         --------      --------
     Gross deferred tax assets .....................      108,094        95,302
                                                         --------      --------
Deferred tax liabilities:
   Partnership losses ..............................      (23,978)      (20,983)
   Accelerated depreciation and amortization .......       (8,191)       (3,703)
   Accounts receivable valuation ...................       (2,319)        3,783
   Other ...........................................       (1,441)       (1,350)
                                                         --------      --------
     Gross deferred tax liabilties .................      (35,929)      (22,253)
                                                         --------      --------

Net deferred tax assets before valuation
 allowance .........................................       72,165        73,049

Less: Valuation allowance ..........................      (72,815)      (73,999)
                                                         --------      --------

Net deferred liability ..............................    $   (650)     $   (950)
                                                         ========      ========

     The Company maintains a valuation allowance for the portion of its net deferred tax assets for which it is more likely than not that the related benefits will not be realized. The valuation allowance, which totaled $72.8 million at June 30, 2002 and $74.0 at June 30, 2001, was based upon management's analysis of available information including the net operating losses experienced in recent years. The Company will begin to release the valuation allowance when it is more likely than not that the deferred tax asset will be realized.

     Cash payments (refunds) for income taxes were ($2.2) million, $1.9 million and $2.4 million during the years ended June 30, 2002, 2001 and 2000, respectively.

(12) STOCKHOLDERS' EQUITY

     SHAREHOLDERS' RIGHTS PLAN

     In August 1995, the Company's Board of Directors adopted a shareholders' rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

     Upon exercise, each Right will entitle the holder (other than the party seeking to acquire control of the Company) to acquire shares of common stock of the Company or, in certain circumstances, such acquiring person at a 50% discount from market value. The Rights may be terminated by the Board of Directors at any time prior to the date they become exercisable at a price of $0.01 per Right; thereafter, they may be redeemed for a specified period of time at $0.01 per Right.

(13) EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company established the ESOP in 1979 and makes contributions to the ESOP at the discretion of the Board of Directors. No discretionary contributions were approved for the years ended June 30, 2002, 2001 and 2000. The ESOP held approximately 5% of the outstanding common stock of the Company for the benefit of all participants, as of June 30, 2002 and 2001, respectively. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

     In July 1999, the Company's Board of Directors approved an amendment to "freeze" the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants' accounts were fully vested as of June 30, 1999. Due to the decrease in the market value of the Company's common stock during fiscal 2000, the ESOP's assets were insufficient to cover participant balances. The Company made an additional contribution of $250,000 to the ESOP to cover the shortfall. The Company does not intend to make any contributions to the ESOP in the future.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP) through which eligible employees may purchase shares of the Company's common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 2,150,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the Nasdaq SmallCap Market.

     Employees were issued 559,668, 273,584, and 120,949 shares of the Company's
common  stock  under  the  ESPP  during  fiscal  years  2002,   2001  and  2000,
respectively, at average per share prices of $0.48, $1.27 and $5.43.

     1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan was adopted in November 1992 and provides for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (Stock Awards), the granting of stock appreciation rights (SARs), or the granting of other cash awards (Cash Awards) (Stock Awards, SARs and Cash Awards are collectively referred to herein as Awards). At June 30, 2002, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 845,000 options had been exercised. Options may be granted as incentive stock options or non-qualified stock options.

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

     The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the Plan
Administrator upon grant of the options. Options granted to date vest over periods not exceeding five years. The exercise price of options will be determined by the Plan Administrator, but may not be less than 100% of the fair market value of the common stock at the date of the grant (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its subsidiaries).

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

     The 1992 Plan states that it is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its common stock, Stock Awards or any other type of award. To the extent permitted by applicable law, the Company may issue any other options, warrants or awards other than pursuant to the 1992 Plan without shareholder approval. The 1992 Plan will remain in force until November 5, 2002.

     2000 NON-QUALIFIED STOCK OPTION PLAN

     The Company's 2000 Non-Qualified Stock Option Plan was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the Plan was 2.0 million of which approximately 116,500 options have been exercised. Options may only be granted as non-qualified stock options. The 2000 Plan will remain in force until August 11, 2010.

     Options may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company.

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

     The following summarizes stock option activity in the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan:

                                                                            YEAR ENDED JUNE 30, 2002
                                                             --------------------------------------------------
                                                               NUMBER OF     EXERCISE PRICE    WEIGHTED AVERAGE
                                                                SHARES          PER SHARE       EXERCISE PRICE
                                                             ------------    --------------     --------------
Options outstanding at beginning of year...................     4,441,668    $1.25 - $36.00         $  11.77
  Granted..................................................     1,818,000     $0.39 - $0.86         $   0.56
  Canceled.................................................      (869,183)   $0.39 - $33.38         $  14.48
  Exercised................................................      (191,507)    $0.39 - $1.50         $   0.98
                                                             ------------
Options outstanding at end of year.........................     5,198,978    $0.39 - $36.00         $   7.79
                                                             ============                           ========
Options exercisable at end of year.........................     3,654,817    $0.39 - $36.00         $  10.48
                                                             ============                           ========
Options available for grant at end of year.................     1,750,294
                                                             ============
Weighted average fair value per share of options granted...                                         $   0.26
                                                                                                    ========

                                                                            YEAR ENDED JUNE 30, 2001
                                                             --------------------------------------------------
                                                               NUMBER OF     EXERCISE PRICE    WEIGHTED AVERAGE
                                                                SHARES          PER SHARE       EXERCISE PRICE
                                                             ------------    --------------     --------------
Options outstanding at beginning of year...................     3,581,992    $1.25 - $36.00         $  17.35
  Granted..................................................     1,582,750    $1.50 - $ 2.00         $   1.57
  Canceled.................................................      (723,074)   $1.25 - $32.25         $  17.10
  Exercised................................................            --          --                     --
                                                             ------------
Options outstanding at end of year.........................     4,441,668    $1.25 - $36.00         $  11.77
                                                             ============
Options exercisable at end of year.........................     3,190,462    $1.25 - $36.00         $  14.79
                                                             ============
Options available for grant at end of year.................     2,788,361
                                                             ============
Weighted average fair value per share of options granted...                                         $   0.72
                                                                                                    ========

                                                                            YEAR ENDED JUNE 30, 2000
                                                             --------------------------------------------------
                                                               NUMBER OF     EXERCISE PRICE    WEIGHTED AVERAGE
                                                                SHARES          PER SHARE       EXERCISE PRICE
                                                             ------------    --------------     --------------
Options outstanding at beginning of year...................     3,575,170    $1.25 - $36.00         $  20.99
  Granted..................................................       929,109     $1.38 - $8.00         $   7.16
  Canceled.................................................      (921,408)   $1.25 - $32.56         $  21.20
  Exercised................................................          (879)        $1.25             $   1.25
                                                             ------------                           --------
Options outstanding at end of year.........................     3,581,992    $1.25 - $36.00         $  17.35
                                                             ============
Options exercisable at end of year.........................     2,804,758    $1.25 - $36.00         $  18.04
                                                             ============
Options available for grant at end of year.................     1,648,037
                                                             ============
Weighted average fair value per share of options granted...                                         $   3.01
                                                                                                    ========

The following table details the number of options outstanding and exercisable at June 30, 2002 for options issued under the 1992 Stock Option Plan and the 2000 Non-qualified Stock Option Plan:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                    WEIGHTED
                                    AVERAGE           WEIGHTED                       WEIGHTED
   RANGE OF         OPTIONS        REMAINING          AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$0.39- $0.39          964,163          9.47            $  0.39          274,520       $  0.39
$0.44 - $0.86         694,000          9.29            $  0.84          376,000       $  0.85
$1.25 - $1.38          10,640          7.24            $  1.34           10,640       $  1.34
$1.50 - $1.50         961,583          8.14            $  1.50          506,520       $  1.50
$1.56 - $7.13         826,750          6.74            $  5.21          776,750       $  5.42
$7.56 - $8.00         673,440          7.02            $  7.87          673,440       $  7.87
$8.25 - $29.00        732,809          4.05            $ 23.88          701,354       $ 23.65
$32.25 - $34.00       303,093          4.47            $ 32.47          303,093       $ 32.47
$34.50 - $34.50        10,000          5.39            $ 34.50           10,000       $ 34.50
$36.00 - $36.00        22,500          4.39            $ 36.00           22,500       $ 36.00
                    ---------       -------            -------      -----------       -------
$0.39 - $36.00      5,198,978          7.36            $  7.79        3,654,817       $ 10.48
                    =========       =======            =======      ===========       =======

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     SFAS 123, defines a fair value based method of accounting for employee stock options or similar equity instruments but also allows an entity to continue to measure compensation cost related to stock options issued to employees using the method of accounting prescribed by APB 25. Entities who elected to continue following APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

     The Company has elected to account for its stock-based compensation plans under APB 25; therefore, no compensation cost is recognized in the accompanying financial statements for stock-based employee awards. However, the Company has computed, for pro forma disclosure purposes, the value of all options and ESPP shares granted during 2002, 2001 and 2000, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 YEAR ENDED JUNE 30,
                                              ---------------------------------------------------------
                                                    2002                2001                2000
                                              -----------------   -----------------   -----------------
                                              OPTIONS    ESPP     OPTIONS    ESPP     OPTIONS    ESPP
                                              -------   -------   -------   -------   -------   -------
Risk-free interest rate.....................    2.27%     1.89%     3.74%     2.55%     6.03%     6.32%
Expected dividend yield.....................    0.00%     0.00%     0.00%     0.00%     0.00%     0.00%
Expected lives in years (after vesting for
  options)..................................    2.72      0.50      1.35      0.50      1.35      0.50
Expected volatility.........................   80.33%    119.3%    72.66%    96.75%    67.51%    99.78%

     The total value of options  granted and ESPP share discount was computed to
be  the  following  approximate  amounts,   which  would  be  amortized  on  the
straight-line basis over the vesting period:

                                                             OPTIONS      ESPP
                                                             -------     -------
For the year ended June 30, 2002..........................   $   409     $    77
For the year ended June 30, 2001..........................   $ 1,134     $   188
For the year ended June 30, 2000..........................   $ 2,724     $   137

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income (loss) and diluted earnings (loss) per share would have been reported as follows:

                                                  YEAR ENDED JUNE 30,
                                          -----------------------------------
                                            2002         2001         2000
                                          ---------    ---------    ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  Historical...........................   $ (45,624)   $(226,731)   $(101,273)
  Pro forma............................   $ (46,209)   $(227,606)   $(101,762)
Diluted earnings (loss) per share:
  Historical...........................   $   (2.89)   $  (15.38)   $   (6.94)
  Pro forma............................   $   (2.93)   $  (15.44)   $   (6.97)

     The effects of applying SFAS 123 for providing pro forma disclosures for 2002, 2001 and 2000 are not likely to be representative of the effects on reported net income (loss) and diluted earnings (loss) per share for future years, because options vest over several years and additional awards are made each year.

     401(K) PLAN

     The Company has a contributory retirement plan (the 401(k) Plan) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

     The 401(k) Plan provides that each participant may contribute up to 15% of his or her respective salary, not to exceed the annual statutory limit. The Company, at its discretion, may elect to make matching contributions in the form of cash or the Company's common stock to each participant's account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds. The Company accrued a matching contribution of approximately $1.7 million for the 401(k) Plan year ended December 31, 2000. During fiscal 2002, the Company made the decision not to make this discretionary contribution and reversed the accrual of $1.7 million to income. The Company made a matching contribution in fiscal 2002 totaling $1.6 million relating to the Plan year ended December 31, 2001.

(14) COMMITMENTS AND CONTINGENCIES

     MEDICARE FEE SCHEDULE

     On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The final rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54, plus separate mileage payments based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept the assigned reimbursement rate as full payment, after patients have submitted their deductible and 20 percent of Medicare's fee for service. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

     The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its domestic medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its domestic operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company's cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

     SURETY BONDS

     Counties, municipalities, and fire districts sometimes require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has a portfolio of surety bonds that is renewed annually. The Company has outstanding $10.1 million of surety bonds as of June 30, 2002.

     OPERATING LEASES

     The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases (including leases with terms of less than one year) was approximately $11.5 million, $12.1 million and $13.2 million for the years ended June 30, 2002, 2001 and 2000, respectively.

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

     2003........................................................   $ 7,878
     2004........................................................     6,777
     2005........................................................     5,734
     2006........................................................     4,739
     2007........................................................     3,112
     Thereafter..................................................    10,236
                                                                    -------
          Total                                                     $38,476
                                                                    =======

     LEGAL PROCEEDINGS

     From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, cash flows and results of operations. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, due to the nature of the Company's business, CMS and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company's compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     The Company, Warren S. Rustand, the former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, the former Vice Chairman of the Board, and Robert E. Ramsey, Jr., the former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contain virtually identical allegations, were brought on behalf of a class of persons who purchased the Company's publicly traded securities including its common stock between April 28, 1997 and June 11, 1998. Haskell v. Rural/Metro seeks unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also seeks punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro seeks unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions allege that between April 28, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of the Company's financial status and that these statements allegedly caused the Company's common stock to be traded at artificially inflated prices. The complaints also allege that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

     On May 25, 1999, the Arizona State Court granted a request for a stay of the Haskell action until the Ruble action is finally resolved. The Company and the individual defendants moved to dismiss the Ruble action. On January 25, 2001, the Court granted the motion to dismiss, but granted the plaintiffs leave to replead. On March 31, 2001, the plaintiffs filed a second amended complaint. The Company and the individual defendants moved to dismiss the second amended complaint. On March 8, 2002, the Court granted the motions to dismiss of Mr. Ramsey and Mr. Bolin with leave to replead and denied the motions to dismiss of the Company and Mr. Rustand. The result is that Mr. Ramsey and Mr. Bolin have been dismissed from the Ruble v. Rural/Metro case although the Court has permitted plaintiffs leave to file another complaint against those individuals. Mr. Rustand and the Company remain defendants.

     The parties have commenced discovery in the Ruble v. Rural/Metro case. During discovery, the parties conduct investigation through formal processes such as depositions, subpoenas and requests for production of documents. This phase is currently expected to run through early November 2003. In addition, Plaintiffs have moved to certify the class in the Ruble v. Rural/Metro case. A decision on class certification is not expected before February 2003.

     The Company and the individual defendants are insured by primary and excess insurance policies, which were in effect at the time the lawsuits were filed (the "D&O Policies"). The Company's primary carrier has been funding the costs of the litigation and attorney's fees over approximately the last four years. Recently, however, the Company's primary carrier notified all defendants that it is taking the position that there is no coverage. The primary carrier purports to base this decision on the actions of one of the Company's former officers, whom the primary carrier claims assisted the Plaintiffs in the Ruble v. Rural/Metro case in such a way as to trigger an exclusion under the policy. The Company and the primary carrier are in the process of negotiating an interim funding agreement under which the carriers will continue to advance defense costs in the underlying litigations pending a court determination of the coverage dispute. While the Company intends to vigorously pursue its rights under the D&O Policies, the Company is unable to predict with certainty the outcome of these matters. A final and binding adverse judgment on the coverage dispute could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

     LaSalle Ambulance, Inc., a New York subsidiary of Rural/Metro Corporation, has been sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, pending in the Supreme Court of the State of New York, Erie County. In 1995, Plaintiff Ann Bogucki sued LaSalle Ambulance along with other defendants, primarily alleging that negligent medical care caused her injuries. The incident occurred in 1992, which was prior to our acquisition of LaSalle Ambulance, Inc. The prior owner's insurance carrier is defending the case. Based on information obtained in the fourth quarter of fiscal 2002, the Company does not believe that its primary insurance policy for the post-acquisition period provides coverage for these claims; however, the Company believes that it has meritorious claims against the prior owner and under the pre-acquisition period insurance policy. Further, the Company does not believe that Plaintiffs' claims have any merit and are cooperating with the insurance carrier to vigorously defend the lawsuit. However, if the Plaintiffs are successful in obtaining an adverse judgment, then the limits of the prior owner's insurance policy may not be adequate to cover all damages that might arise out of this lawsuit. As the current owner of LaSalle Ambulance, Inc., the Company has potential liability for the uninsured portion of any such adverse judgment; which liability, if occurring, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

     OTHER DISPUTES

     In 1994, the Company entered into a management agreement with another corporation to manage the operations of one of the Company's subsidiaries that does not provide ambulance or fire protection services. The Company also entered into an agreement whereby the corporation had the option to purchase the assets of the subsidiary and the Company had the option to sell the assets of the subsidiary. A dispute arose regarding the obligations under the management and option agreements. The Company settled this dispute during the year ended June 30, 2000. Losses relating to this dispute totaled approximately $1.3 million and are included in restructuring charges and other in the consolidated statement of operations for the year ended June 30, 2000.

     REGULATORY COMPLIANCE

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

     The Company has been subject to investigations in the past relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperated fully with the government agencies that conducted these investigations. Those reviews cover periods prior to the Company's acquisition of certain operations as well as periods subsequent to acquisition. Management believes that the remedies existing under specific purchase agreements along with reserves established in the Consolidated Financial Statements are sufficient so that the ultimate outcome of these matters should not have a material adverse effect on its business, financial condition, cash flows and results of operations.

     The Company recently became aware of, and has taken corrective action with respect to, various issues arising primarily from the transition to the Company from various acquired operations of Federal Communications Commission (FCC) licenses for public safety and private wireless radio frequencies used in the ordinary course of our business. While the Company does not currently anticipate that action with respect to these issues by the FCC's enforcement bureau will result in material monetary fines or license forfeitures, there can be no assurance that this will be the case.

(15) FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value assumptions. The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximates the related fair values due to the short-term maturities of these instruments. The carrying value of notes payable and capital lease obligations approximate the related fair values as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities. The fair value of the Senior Notes was determined by the market price as of June 30, 2002. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the revolving credit facility to arrive at its estimated fair value. A comparison of the fair value and carrying value of the Senior Notes and revolving credit facility is as follows.

                                            FAIR VALUE     RECORDED VALUE
                                            ----------     --------------
Revolving Credit Facility                     93,840           144,369
Senior Notes                                  97,404           149,852

(16) SEGMENT REPORTING

     For financial reporting purposes, the Company has classified its operations into two reporting segments that correspond with the manner in which such operations are managed: the Medical Transportation and Related Services Segment and the Fire and Other Segment. Each reporting segment consists of cost centers (operating segments) representing the Company's various service areas that have been aggregated on the basis of the type of services provided, customer type and methods of service delivery.

     The Medical Transportation and Related Services Segment includes emergency ambulance services provided to individuals pursuant to contracts with counties, fire districts, and municipalities, as well as non-emergency ambulance services provided to individuals requiring either advanced or basic levels of medical supervision during transport. The Segment also includes alternative transportation services, operational and administrative support services related to the Company's public/private alliance with the City of San Diego and ambulance and urgent care services provided under capitated service arrangements in Argentina. As discussed in Note 17, the Company disposed of its Latin American operations in a sale to local management on September 27, 2002.

     The Fire and Other Segment includes a variety of fire protection services including fire prevention, suppression, training, alarm monitoring, dispatch, fleet and billing services.

     The accounting policies described in Note 1 to the Consolidated Financial Statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company's measure of segment profitability is defined as income
(loss) before interest, income taxes, depreciation and amortization. Additionally, segment assets are defined as consisting solely of accounts receivable.

     The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of and for the years ended June 30, 2002, 2001 and 2000. The Company has revised certain of the information presented below as of and for the years ended June 30, 2001 and 2000. Such revisions consist of:

     * The inclusion of alternative transportation services ($14.6 million, $12.1 million and $9.5 million in the fiscal years ended June 30, 2002, 2001 and 2000, respectively) as well as operational and administrative support services related to the Company's public/private alliance with the City of San Diego ($9.7 million, $10.6 million and $15.0 million in the fiscal years ended June 30, 2002, 2001 and 2000, respectively) within the Medical Transportation and Related Services Segment (such services were previously included in the Fire and Other Segment);

     * The clarification of the measure of segment profitability as well as the definition of segment assets to correspond with the manner in which the Company has historically managed its operations; and

     * The addition of a reconciliation of the segment financial information to corresponding amounts contained in the Consolidated Financial Statements.

     These revisions, which had no impact on the Company's consolidated financial position, results of operations or cash flows, have not been audited by any independent accountants.

     Information by operating segment is set forth below:

                                                  MEDICAL
                                               TRANSPORTATION
                                                AND RELATED
                                                  SERVICES      FIRE AND OTHER    CORPORATE       TOTAL
                                                 ----------     --------------    ----------    ----------
                                                                      (IN THOUSANDS)
YEAR ENDED JUNE 30, 2002
  Net revenues from external customers.......    $  420,802       $   76,236      $       --    $  497,038
  Segment profit (loss)......................        51,514            9,278         (17,776)       43,016
  Segment assets.............................        97,521            1,594              --        99,115

                                                  MEDICAL
                                               TRANSPORTATION
                                                AND RELATED
                                                  SERVICES      FIRE AND OTHER    CORPORATE       TOTAL
                                                 ----------     --------------    ----------    ----------
                                                                      (IN THOUSANDS)
YEAR ENDED JUNE 30, 2001
  Net revenues from external customers.......    $  425,582       $   78,734      $       --    $  504,316
  Segment profit (loss)......................      (155,033)          11,643         (19,902)     (163,292)
  Segment assets.............................       102,136            1,124              --       103,260

                                                  MEDICAL
                                               TRANSPORTATION
                                                AND RELATED
                                                  SERVICES      FIRE AND OTHER    CORPORATE       TOTAL
                                                 ----------     --------------    ----------    ----------
                                                                      (IN THOUSANDS)
YEAR ENDED JUNE 30, 2000
  Net revenues from external customers.......    $  492,218       $   77,856      $       --    $  570,074
  Segment profit (loss)......................       (59,913)          14,522         (30,233)      (75,624)
  Segment assets.............................       139,525            4,380              --       143,905

     A reconciliation of segment profit (loss) to income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle is as follows:

                                              2002         2001         2000
                                            ---------    ---------    ---------
Segment profit (loss)                       $  43,016    $(163,292)   $ (75,624)
Depreciation and amortization                 (16,210)     (29,161)     (33,696)
Interest expense, net                         (24,976)     (30,001)     (25,939)
Other income (expense), net                         9       (2,402)       2,890
                                            ---------    ---------    ---------
Income (loss) before income taxes,
  extraordinary loss and
  cumulative effect of change
  in accounting principle                   $   1,839    $(224,856)   $(132,369)
                                            =========    =========    =========

     A reconciliation of segment assets to total assets is as follows:

                                              2002         2001         2000
                                            ---------    ---------    ---------
Segment assets                              $  99,115    $ 103,260    $ 143,905
Cash                                            9,828        8,699       10,287
Inventories                                    12,220       13,173       19,070
Prepaid expenses and other                      9,597        6,753        6,552
Property and equipment, net                    48,532       57,999       85,919
Goodwill                                       41,244       90,757      207,200
Other assets                                   16,902       17,893       18,284
                                            ---------    ---------    ---------
                                            $ 237,438    $ 298,534    $ 491,217
                                            =========    =========    =========

Information concerning principal geographic areas is set forth below:

                                           2002                        2001                        2000
                                 ----------    ----------    ----------    ----------    ----------    ----------
                                              NET PROPERTY                NET PROPERTY                NET PROPERTY
                                  REVENUE    AND EQUIPMENT    REVENUE    AND EQUIPMENT    REVENUE    AND EQUIPMENT
                                  -------    -------------    -------    -------------    -------    -------------
        (IN THOUSANDS)
United States ................   $  471,644    $   48,198    $  461,227    $   57,682    $  517,315    $   79,257
Latin America (primarily
  Argentina)..................       25,394           334        43,089           317        52,759         6,662
                                 ----------    ----------    ----------    ----------    ----------    ----------
     Total....................   $  497,038    $   48,532    $  504,316    $   57,999    $  570,074    $   85,919
                                 ==========    ==========    ==========    ==========    ==========    ==========

(17) SUBSEQUENT EVENT

     Due to the deteriorating economic conditions and continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that the Company would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management for the assumption of net liabilities. Revenues relating to its Latin American operations totaled $25.4 million, $43.1 million and $57.4 million for the years ended 2002, 2001 and 2000, respectively. Excluding asset impairment and restructuring charges, operating expenses related to the Latin American operations totaled $23.8 million, $44.7 million and $56.2 million for the years ended June 30, 2002, 2001 and 2000, repectively. Although we have not determined the final accounting, we do not expect there to be a negative financial impact from this transaction.

(18) RELATED PARTY TRANSACTIONS

     The Company incurred legal fees of approximately $138,000, $130,000 and $96,000 for the years ended June 30, 2002, 2001 and 2000, respectively, with a law firm in which a member of the Board of Directors is a partner.

     The Company incurred rental expense of approximately $46,000 for each of the years ended June 30, 2002, 2001 and 2000 related to leases of fire and ambulance facilities with a director of the Company.

     The Company incurred consulting fees of approximately $89,000, $99,000 and $85,000 in the years ended June 30, 2002, 2001 and 2000, respectively, with a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the information contained under the headings "Proposal to Elect Directors - Nominees" as set forth in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading "Director Compensation and Other Information" and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading "Executive Compensation" as set forth in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the information under the heading "Security Ownership of Principal Stockholders, Directors and Officers" as set forth in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

     Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

                                                                            PAGE
                                                                            ----
     (i)  Financial Statements

          (1) Report of Independent Accountants.............................  53
              Report of Independent Public Accountants......................  54
          (2) Consolidated Financial Statements Consolidated
                Balance Sheet at June 30, 2002 and 2001.....................  56
              Consolidated Statement of Operations for the Years
                Ended June 30, 2002, 2001, and 2000.........................  57
              Consolidated Statement of Changes in Stockholders' Equity
                (Deficit) for the Years Ended June 30, 2002, 2001,
                and 2000....................................................  58
              Consolidated Statement of Cash Flows for the Years
                Ended June 30, 2002, 2001, and 2000.........................  59
              Notes to Consolidated Financial Statements....................  60

     (ii)  Financial Statement Schedules
              All schedules have been omitted on the basis that the required information is included in the Notes to Consolidated Financial Statements or because such schedules are not otherwise applicable.

     (iii) Exhibits

              See index to exhibits below.

(b)  Reports on Form 8-K:

     We filed the following report on Form 8-K during the quarter ended June 30, 2002:

     Report on Form 8-K filed with the Commission on April 18, 2002 relating to a notice received from the Nasdaq Listing Qualifications Panel indicating it had determined that the Company's securities will continue to be listed on the Nasdaq SmallCap Market via an exception to the bid price and net income/shareholders' equity/market capitalization requirements.

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

3.1(a) Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995(6)

3.1(b) Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities Transfer, Inc., the Rights Agent(7)

3.2       Amended and Restated Bylaws of the Registrant(1)

4.1 Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2 Indenture dated as of March 16, 1998, by and among the Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee(10)

4.3       Form of Global Note (included in Exhibit 4.2)(10)

4.4 Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(10)

10.3(a) 1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)

10.3(b) Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)

10.3(c) Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)

10.4 Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)

10.5 Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(13)

10.6 Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(13)

10.7      2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(22)

10.15 Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(d) Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated November 24, 1997, (ii) R. Bruce Hillier, effective October 28, 1997, (iii) Dr. Michel A. Sucher, effective December 1, 1995, and (iv) John S. Banas III, effective March 10, 2000(12)

10.16(g) Employment Agreement by and between Registrant and John B. Furman effective July 29, 1999(14)

10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999(14)

10.16(l) Employment Agreement by and between the Registrant and Jack E. Brucker, effective April 19, 2001(21)

10.16(m) Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel A. Sucher, effective November 7, 1997, and (ii) R. Bruce Hillier, effective October 20, 1997(15)

10.16(n) Employment Agreement by and between the Registrant and John S. Banas III, effective April 23, 2001(21)

10.17 Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)

10.18(a) Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(13)

10.21 Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)

10.22 Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)

10.36     Employee Stock Purchase Plan, as amended through November 20, 1997(12)

10.37(a) Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b) Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(12)

10.45 Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(11)

10.54 Purchase Agreement dated January 16, 1998 and Complementary Agreement dated March 26, 1998 between Rural/Metro Corporation and Messrs. Horacio Artagaueytia, Jose Mateo Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro, Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A(9)

10.55     Provisional  Waiver  and  Standstill  Agreement  dated as of March 14,
          2000(16)

10.56 First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(16)

10.57 Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(17)

10.59 Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(18)

10.60 Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(19)

10.61 Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(20)

10.62 Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001 (23)

10.63 Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001 (24)

21        Subsidiaries of Registrant*

23        Consent of PricewaterhouseCoopers LLP*

----------
*    Filed herewith.
(1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant's Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 33-88172) filed with the Commission on December 30, 1994 and declared effective January 19, 1995.
(7) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(8) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(9) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant's Form 8-K/A Current Report filed on or about June 5, 1998.
(10) Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(11) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(12) Incorporated by reference to the Registrant's Form 10-K filed with the Commission on or about September 29, 1998.

(13) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(14) Incorporated by reference to the Registrant's Form 10-Q Quarterly Report filed with the Commission on or about November 15, 1999.
(15) Incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(16) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on April 14, 2000.
(17) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on July 28, 2000.
(18) Incorporated by reference to the Registrant's Form 10-Q Current Report filed with the Commission on October 16, 2000.
(19) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on February 2, 2001.
(20) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on May 2, 2001.
(21) Incorporated by reference to the Registrant's Form 10-Q filed with the Commission on May 15, 2001.
(22) Incorporated by reference to the Registrant's Form S-8 Registration Statement filed with the Commission on May 21, 2001.
(23) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on August 9, 2001.
(24) Incorporated by reference to the Registrant's Form 8-K Current Report filed with the Commission on January 22, 2002.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RURAL/METRO CORPORATION

                                       By: /s/ JACK E. BRUCKER
                                           -------------------------------------
                                           Jack E. Brucker
                                           President and Chief Executive Officer
October 9, 2002

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                       DATE
        ---------                         -----                       ----

/s/ COR J. CLEMENT          Chairman of the Board of Directors   October 9, 2002
-------------------------
Cor J. Clement


/s/ LOUIS G. JEKEL          Vice Chairman of the                 October 9, 2002
-------------------------   Board of Directors
Louis G. Jekel


/s/ JACK E. BRUCKER         President, Chief Executive           October 9, 2002
-------------------------   Officer and Director
Jack E. Brucker             (Principal Executive Officer)


/s/ RANDALL L. HARMSEN      Vice President of Finance            October 9, 2002
-------------------------   (Principal Financial Officer and
Randall L. Harmsen          Principal Accounting Officer)


                            Director                             October _, 2002
-------------------------
Mary Anne Carpenter


/s/ WILLIAM C. TURNER       Director                             October 9, 2002
-------------------------
William C. Turner


/s/ HENRY G. WALKER         Director                             October 9, 2002
-------------------------
Henry G. Walker


/s/ LOUIS A. WITZEMAN       Director                             October 9, 2002
-------------------------
Louis A. Witzeman

                                  CERTIFICATION

I, Jack E. Brucker, certify that:

     1. I have reviewed this annual report on Form 10-K of Rural/Metro Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 9, 2002


                                        /s/ JACK E. BRUCKER
                                        ----------------------------------------
                                        President and Chief Executive Officer
                                        Rural/Metro Corporation

                                  CERTIFICATION

I, Randall L. Harmsen, certify that:

     1. I have reviewed this annual report on Form 10-K of Rural/Metro Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 9, 2002


                                        /s/ RANDALL L. HARMSEN
                                        ----------------------------------------
                                        Vice President of Finance
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)
                                        Rural/Metro Corporation