Form 10-K/A
period 2002-06-30
RURAL METRO CORP /DE/
filed 2002-10-28
CIK 906326

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AS OF OCTOBER 24, 2002, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING SALES PRICE OF SUCH STOCK AS OF SUCH DATE ON THE NASDAQ SMALLCAP MARKET, WAS $31,750,078 SHARES OF COMMON STOCK HELD BY EACH OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNED 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY CONCLUSIVE.

     As of October 24, 2002, there were 16,138,195 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

     Rural/Metro Corporation hereby amends Item 7 and Item 8 and adds Part III to its Annual Report on Form 10-K for the year ended June 30, 2002.

================================================================================

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS..............   1

PART I
  ITEM 1.  BUSINESS.........................................................   2
  ITEM 2.  PROPERTIES.......................................................  17
  ITEM 3.  LEGAL PROCEEDINGS................................................  17
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  18

PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................  19
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................  19
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  21
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  47
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  47
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................  94

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  95
  ITEM 11. EXECUTIVE COMPENSATION...........................................  98
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS................................ 104
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 105
  ITEM 14. CONTROLS AND PROCEDURES.......................................... 105

PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.. 106

SIGNATURES.................................................................. 111

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

     We currently serve approximately 400 communities in 26 states and the District of Columbia. Revenues for these services are primarily derived from fees charged for ambulance and fire protection services. Our domestic operations generated revenues of approximately $471.6 million, $461.2 million, and $512.7 million in the fiscal years 2002, 2001 and 2000, respectively, and our international operations generated revenues of approximately $25.4 million, $43.1 million and $57.4 million for the same respective periods. See Note 16 to our Consolidated Financial Statements for financial information regarding revenues from our ambulance and fire protection services. Also, see a discussion of the disposal of our foreign operations in our "Business -- Urgent Home Medical Care."

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

CONSOLIDATION OF THE MEDICAL TRANSPORT INDUSTRY

     During the 1990s, the fragmented nature of the medical transportation industry, combined with limited capital and management systems that typified many smaller providers, offered an opportunity to consolidate the industry with the goal of achieving improved productivity and enhanced levels of service. As a result, we and several other entities began consolidating the ambulance industry through mergers and acquisitions of smaller providers. Thereafter, as the industry became less fragmented and acquisition opportunities diminished, the number of acquisitions slowed. The larger consolidators, such as American Medical Response (AMR) and, to a lesser extent, Rural/Metro Corporation, incurred significant debt in order to compete for acquisition targets and subsequently fund integration. Accordingly, we are a highly leveraged company and face certain risk factors related to our debt structure. See Risk Factors -- "We have significant indebtedness." However, we believe that our timely participation in the consolidation of the industry has provided us with a strong domestic platform of core operations with a substantial revenue base and a marketable reputation for quality service, which enables us to capitalize on our position as a leader in the industry and build upon our business in existing service areas.

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

                                            TERM IN YEARS    EXPIRATION DATE      TYPE OF SERVICE (1)
                                            -------------    ---------------      -------------------
     Ambulance
       Orange County, Florida (2).........        4            October 2006           911/General
       Rochester, New York (3)............        4           September 2006          911/General
       Knox County, Tennessee (4).........        5             July 2007             911/General
       Fort Worth, Texas (5)..............        5            August 2004            911/General
     Community Fire
       Scottsdale, Arizona (6)............        3             June 2005           Fire Protection
     Public/Private Alliance
       San Diego, California (7)..........        5             June 2005             911/General

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

     In addition to the six largest contracts, based on revenue, listed above, we were awarded several significant contracts during fiscal year 2002:

CSA-17, INCLUDING DEL MAR, RANCHO SANTA FE, ENCINITAS AND SOLANA BEACH IN NORTHERN SAN DIEGO COUNTY, CALIFORNIA -- San Diego Medical Services Enterprise, L.L.C., our partnership with the City of San Diego, was awarded the exclusive, 911 ambulance transportation contract to provide emergency services to these four communities, which comprise County Service Area 17. The contract is estimated to generate approximately $2 million of annual revenue and includes two, two-year renewal options at the discretion of the contracting authority. Service began Sept. 1, 2001.

CORNING, NEW YORK -- We were awarded a new, three-year contract in January 2002 to continue providing exclusive ambulance services to the City of Corning, New York. The contract is estimated to generate approximately $1 million of annual revenue and extends our 50-year history as an ambulance provider in the Corning area.

YOUNGSTOWN, OHIO -- We were awarded a two-year contract that began March 1, 2002 to continue as the exclusive provider of 911 emergency ambulance services in Youngstown, Ohio. The contract is expected to generate approximately $1.3 million of annual revenue.

UNIVERSITY OF COLORADO HEALTH SCIENCES CENTER -- We extended the services we provide to the University of Colorado Health Sciences Center through two new contracts that began July 1, 2001. Under a new, five-year contract we provide critical care transport services to the hospital's campuses and treatment facilities. We simultaneously renewed our contract to provide non-emergency ambulance transportation to the Health Science Center and related facilities for an additional five years. The contracts are expected to generate approximately $1.3 million of annual revenue.

CITGO PETROLEUM CORPORATION -- Our specialty fire division continues to provide industrial fire protection services to Citgo Petroleum's Lake Charles, Louisiana refinery under a new, three-year contract that began July 1, 2002. The contract is expected to generate approximately $1.2 million of annual revenue.

     Additionally, we were awarded the following significant contract during fiscal year 2002 under which we will begin to provide services in fiscal year 2003:

FORSYTH COUNTY, GEORGIA -- We were awarded an exclusive, five-year contract to provide 911 emergency ambulance services beginning July 1, 2002. The contract, which is expected to generate approximately $2.4 million of annual revenue , provides for automatic annual renewals and includes a yearly subsidy paid by the county to cover costs that arise due to uncompensated care.

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

                                            2002         2001         2000
                                            ----         ----         ----
     Medicare                                 26%          25%          23%
     Medicaid                                 12%          11%          11%
     Private insurers                         49%          51%          47%
     Patients                                 13%          13%          19%
                                            ----         ----         ----
                                             100%         100%         100%
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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Our common stock trades on the Nasdaq SmallCap Market pursuant to a conditional listing under the symbol RURLC. We believe we will meet the requirements associated with our conditional listing upon filing of this Report on Form 10-K and will shortly thereafter resume trading on the Nasdaq SmallCap Market under the symbol RURL. See "Risk Factors -- We may be delisted from the Nasdaq SmallCap Market."

     The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

                                                         HIGH       LOW
                                                         ----      -----
     YEAR ENDED JUNE 30, 2001
        First quarter ..............................     $2.31     $1.50
        Second quarter .............................     $3.38     $1.25
        Third quarter ..............................     $2.16     $0.81
        Fourth quarter .............................     $1.09     $0.87

     YEAR ENDED JUNE 30, 2002
        First quarter ..............................     $0.97     $0.57
        Second quarter .............................     $0.74     $0.35
        Third quarter ..............................     $1.13     $0.37
        Fourth quarter .............................     $4.75     $0.80

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

                                                                               YEARS ENDED JUNE 30,
                                                          -------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenue (1) .......................................   $ 497,038    $ 504,316    $ 570,074    $ 561,366    $ 475,558
Operating expenses
  Payroll and employee benefits .......................     287,307      301,055      323,285      297,341      254,806
  Provision for doubtful accounts .....................      69,900      102,470       95,623       81,227       81,178
  Provision for doubtful accounts -- change in
   accounting estimate ................................          --           --       65,000           --           --
  Depreciation ........................................      15,155       21,809       25,009       24,222       19,213
  Amortization of intangibles (2) .....................       1,055        7,352        8,687        9,166        7,780
  Other operating expenses ............................      97,640      142,009      127,743       98,739       80,216
  Asset impairment charges ............................          --       94,353           --           --           --
  Loss on disposition of clinic operations ............          --        9,374           --           --           --
  Contract termination costs and related asset
   impairment .........................................        (107)       9,256           --           --           --
  Restructuring charge and other ......................        (718)       9,091       34,047        2,500        5,000
                                                          ---------    ---------    ---------    ---------    ---------
Operating income (loss) ...............................      26,806     (192,453)    (109,320)      48,171       27,365
Interest expense, net .................................     (24,976)     (30,001)     (25,939)     (21,406)     (14,082)
Other income (expense), net ...........................           9       (2,402)       2,890          (70)         199
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes, extraordinary
 loss and cumulative effect of change in accounting
 principle ............................................       1,839     (224,856)    (132,369)      26,695       13,482
Income tax (provision) benefit ........................       2,050       (1,875)      32,837      (11,231)      (5,977)
                                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss and
 cumulative effect of change in accounting principle ..       3,889     (226,731)     (99,532)      15,464        7,505
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --       (1,200)          --           --
Cumulative effect of change in accounting principle (2)     (49,513)          --         (541)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $ (45,624)   $(226,731)   $(101,273)   $  15,464    $   7,505
                                                          =========    =========    =========    =========    =========
Basic earnings per share:
Income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle .............   $    0.26    $  (15.38)   $   (6.82)   $    1.07    $    0.55
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --        (0.08)          --           --
Cumulative effect of change in accounting principle ...       (3.26)          --        (0.04)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $   (3.00)   $  (15.38)   $   (6.94)   $    1.07    $    0.55
                                                          =========    =========    =========    =========    =========
Diluted earnings per share:
Income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle .............   $    0.25    $  (15.38)   $   (6.82)   $    1.06    $    0.54
Extraordinary loss on expropriation of Canadian
 ambulance service licenses ...........................          --           --        (0.08)          --           --
Cumulative effect of change in accounting principle ...       (3.14)          --        (0.04)          --           --
                                                          ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................   $   (2.89)   $  (15.38)   $   (6.94)   $    1.06    $    0.54
                                                          =========    =========    =========    =========    =========
Weighted average number of shares outstanding:
  Basic ...............................................      15,190       14,744       14,592       14,447       13,529
  Diluted .............................................      15,773       14,744       14,592       14,638       14,002

                                                                  YEARS ENDED JUNE 30,
                                             -------------------------------------------------------------
                                                2002         2001         2000         1999        1998
                                             ---------    ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA
Working capital (deficit) (3) ............   $  28,038    $(285,566)   $(192,512)   $ 140,929    $ 110,529
Total assets .............................     237,438      298,534      491,217      579,907      535,452
Current portion of long-term debt (3) ....       1,633      294,439      299,104        5,765        8,565
Long-term debt, net of current portion (3)     298,529        1,286        2,850      268,560      243,831
Stockholders' equity (deficit) (1) .......    (165,319)    (130,526)      95,591      196,839      177,773

CASH FLOW DATA
Cash flow provided by (used in) operating
  activities .............................       9,328        7,859      (11,551)      16,247        2,720
Cash flow provided by (used in) financing
  activities .............................      (2,669)      (5,907)      28,258       21,491       68,284
Cash flow provided by (used in) investing
  activities .............................      (5,832)      (3,805)     (13,640)     (36,604)     (67,891)

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

     MEDICAL TRANSPORTATION AND RELATED FEE REVENUE RECOGNITION -- Domestic ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of a provision for Medicare, Medicaid, and other contractual reimbursement limitations. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these reimbursement limitations at the time revenue is recognized. Estimates of amounts uncollectible due to the described reimbursement limitations are estimated based on historical collection data, historical write-off activity and current relationships with payers, and are computed separately for each service area. The estimated uncollectibility is translated into a percentage of total revenue which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the collectibility of the current revenue stream, revenue could be overstated or understated. Provisions made for reimbursement limitations on ambulance and alternative transportation service fees are included in the calculation of medical transportation and related service revenue and totaled $134.0 million, $135.4 million and $102.9 million for the years ended June 30, 2002, 2001 and 2000, respectively.

     PROVISION FOR DOUBTFUL ACCOUNTS FOR MEDICAL TRANSPORTATION AND RELATED FEES -- Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, provisions for uncollectibility due to Medicare, Medicaid and contractual reimbursement limitations are recorded as provisions against revenue. We estimate additional provisions related to the
potential   uncollectibility  of  other  payers.  The  estimates  are  based  on historical collection data and historical write-off activity and are computed separately for each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less provision percentages applied for Medicare, Medicaid and contractual reimbursement limitations. If historical data used to calculate these estimates does not properly reflect the collectibility of the current net revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $69.7 million, $101.0 million and $158.0 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

     WORKERS' COMPENSATION RESERVES -- Beginning May 1, 2002, we purchased a corporate-wide "first-dollar" workers' compensation insurance policy, under which we have no obligation to pay any deductible amounts on claims occurring during the policy period. This policy covers all workers' compensation claims made by employees of the Company and all of its domestic subsidiaries.

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

     GENERAL LIABILITY RESERVES -- We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, professional liability. Internally and throughout this report, we refer to these three types of policies collectively as "general liability" policies. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. In general, our deductible obligation for policies issued in fiscal years prior to 2001 ranges from $100,000 to $250,000 per claim (with no aggregate limit), depending on the policy year and line of coverage. Beginning in fiscal 2001, our deductible amount increased to $1,000,000 per claim; however, we also purchased a liability ceiling for each of those policy years, which permanently caps our maximum deductible obligation. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal year 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal reviews. We also periodically engage actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $15.4 million and $19.7 million at June 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our Consolidated Financial Statements expressed as a percentage of net revenue for the years ended June 30, 2002, 2001, and 2000:

                                                                      YEARS ENDED JUNE 30,
                                                                  ----------------------------
                                                                   2002       2001       2000
                                                                  ------     ------     ------
     Net revenue ..............................................    100.0%     100.0%     100.0%

     Operating expenses
       Payroll and employee benefits ..........................     57.8       59.7       56.7
       Provision for doubtful accounts ........................     14.1       20.3       16.8
       Provision for doubtful accounts -- change in accounting
         estimate .............................................       --         --       11.4
       Depreciation ...........................................      3.0        4.3        4.4
       Amortization of intangibles ............................      0.2        1.5        1.5
       Other operating expenses ...............................     19.6       28.2       22.4
       Asset impairment charges ...............................       --       18.7         --
       Loss on disposition of clinic operations ...............       --        1.9         --
       Contract termination costs and related asset impairment        --        1.8         --
       Restructuring charge and other .........................     (0.1)       1.8        6.0
                                                                  ------     ------     ------

     Operating income (loss) ..................................      5.4      (38.2)     (19.2)
       Interest expense, net ..................................     (5.0)      (5.9)      (4.6)
       Other income (expense), net ............................       --       (0.5)       0.5
                                                                  ------     ------     ------

     Income (loss) before income taxes, extraordinary loss and
     cumulative effect of change in accounting principle ......      0.4      (44.6)     (23.3)
       Income tax (provision) benefit .........................      0.4       (0.4)       5.8
                                                                  ------     ------     ------

     Net income (loss) before extraordinary loss and cumulative
       effect of change in accounting principle ...............      0.8      (45.0)     (17.5)
     Extraordinary loss .......................................       --         --       (0.2)
     Cumulative effect of a change in accounting principle ....    (10.0)        --       (0.1)
                                                                  ------     ------     ------

          Net income (loss) ...................................     (9.2)%    (45.0)%    (17.8)%
                                                                  ======     ======     ======

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

     NET REVENUE

     Net revenue decreased approximately $7.3 million, or 1.4%, from $504.3 million for the year ended June 30, 2001 to $497.0 million for the year ended June 30, 2002.

     MEDICAL TRANSPORTATION AND RELATED SERVICES -- Medical transportation and related service revenue decreased $4.8 million, or 1.1%, from $425.6 million for the year ended June 30, 2001 to approximately $420.8 million for the year ended June 30, 2002.

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

     FIRE PROTECTION SERVICES -- Fire protection services revenue increased by approximately $3.3 million, or 5.4%, from approximately $61.6 million for the year ended June 30, 2001 to approximately $64.9 million for the year ended June 30, 2002. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $2.1 million, increased contracting activity by our specialty fire protection group of $766,000 and a $620,000 increase in wildland fire services revenue. We experienced a particularly active wildfire season in the latter part of the fiscal year ended June 30, 2002. Increased activity in wildland fire services revenue has continued into the first quarter of fiscal 2003.

     OTHER REVENUE -- Other revenue decreased by $5.9 million, or 34.3%, from $17.2 million for the year ended June 30, 2001 to $11.3 million for the year ended June 30, 2002. Other revenue decreases are primarily due to a decrease in clinic revenue in our Latin American operations of $3.6 million as a result of the disposition in the fourth quarter of fiscal 2001.

     OPERATING EXPENSES

     PAYROLL AND EMPLOYEE BENEFITS -- Payroll and employee benefit expenses decreased approximately $13.8 million, or 4.6%, from approximately $301.1 million for the year ended June 30, 2001 to approximately $287.3 million for the year ended June 30, 2002. This decrease is primarily attributable to the net impact of payroll and benefit increases resulting from contract renegotiations, service area expansions and wage rate increases ($19.5 million) offset by reductions attributable to the Argentine peso devaluation ($10.9 million), the impact of prior year service area closures ($8.3 million), and the absence in 2002 of prior year increases in health insurance reserves ($5.0 million) and accrued paid-time-off ($3.0 million). We expect that labor costs related to our ongoing operations will continue to increase. Payroll and employee benefits decreased from 59.7% of total revenue for the year ended June 30, 2001 to 57.8% of net revenue for the year ended June 30, 2002. See Risk Factors -- "We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements;" "Claims against us could exceed our insurance coverage;" and "Our reserves may prove inadequate."

     PROVISION FOR DOUBTFUL ACCOUNTS -- The provision for doubtful accounts decreased $32.6 million, or 31.8%, from $102.5 million, or 20.3% of total revenue, for the year ended June 30, 2001 to $69.9 million, or 14.1% of total revenue, for the year ended June 30, 2002. The provision for the year ended June 30, 2001 included an additional $16.4 million provision related to underperformance in collections in service areas closed during fiscal 2001 and 2000, a $4.8 million provision related to management's decision to reserve all outstanding non-transport receivables in excess of 90 days and a $5.0 million provision related to contractual transport receivables that were deemed uncollectible.

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
                                          =========      =========

     DEPRECIATION -- Depreciation decreased approximately $6.6 million, or 30.3%, from approximately $21.8 million for the year ended June 30, 2001 to approximately $15.2 million for the year ended June 30, 2002, primarily due to asset write-offs during the fourth quarter of fiscal 2001, the disposal of certain assets related to closed operations and a decrease in capital expenditures. Depreciation decreased from approximately 4.3% of net revenue for the year ended June 30, 2001 to approximately 3.0% of total revenue for the year ended June 30, 2002

     AMORTIZATION -- We discontinued amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles has decreased $6.3 million to $1.1 million for the year ended June 30, 2002. Approximately, $1.0 million of the amortization recorded in the year ended June 30, 2002 relates to an adjustment in the estimated lives of for certain other intangible assets acquired in previous business combinations. Amortization is expected to decline as these assets reach the end of their estimated lives. See related discussion of the effect of the adoption of SFAS No. 142 below.

     OTHER OPERATING EXPENSES -- Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased approximately $44.4 million, or 31.3%, from $142.0 million for the year ended June 30, 2001 to $97.6 million for the year ended June 30, 2002. Approximately $22.3 million of the decrease relates to charges taken in the fourth quarter of fiscal 2001, including $8.4 million of inventory adjustments as described below, $1.3 million related to a Medicare audit settlement, $1.0 million related to the write-off of amounts owed to us by a former owner, $8.5 million related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries and $3.1 million for several adjustments to certain estimates for prepaid expenses, accrued liabilities and other items, related to our domestic operations, that were resolved in the fourth quarter of fiscal 2001. Additionally, the year ended June 30, 2001 included a charge of $15.0 million recorded for additional general liability reserves related to increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported as described below. Decreases in other operating expenses in our Latin American operations totaled $8.0 million, primarily due to the devaluation of the Argentine peso. Closure of service areas in fiscal 2000 and 2001, as well as the loss of the 911 contracts in Arlington, Texas and Lincoln, Nebraska, account for $3.1 million of the decrease. Other operating expenses decreased from 28.2% of total revenue for the year ended June 30, 2001 to 19.6% of total revenue for the year ended June 30, 2002.

     Effective January 1, 2001, we refined our methodology for determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims. The new method more closely approximates the potential outcome of each open claim as well as legal costs related to the administration of these claims. Additionally, reserves were set up to cover potential unknown claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate. See Risk Factors -- "We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements;" "Claims against us could exceed our insurance coverage;" and "Our reserves may prove inadequate."

     RESTRUCTURING AND OTHER CHARGES -- During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. For further discussion of these charges, see comparison of results for the fiscal year ended June 30, 2001 and June 30, 2000, below.

     A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows:

                                                       LEASE       WRITE-OFF       OTHER
                                       SEVERANCE   TERMINATION   OF INTANGIBLE      EXIT
                                         COSTS         COSTS        ASSETS         COSTS        TOTAL
                                       --------      --------      --------      --------      --------
     Balance at June 30, 2000          $  3,529      $  3,247      $     --      $  1,356      $  8,132
       Fiscal 2001 charge recorded        1,475         2,371         4,092         1,153         9,091
       Fiscal 2001 usage                 (4,531)       (1,071)       (4,092)       (1,360)      (11,054)
       Adjustments                        1,361        (1,313)           --           (48)           --
                                       --------      --------      --------      --------      --------
     Balance at June 30, 2001             1,834         3,234            --         1,101         6,169
       Fiscal 2002 usage                 (1,025)       (1,172)           --          (951)       (3,148)
       Adjustments                          (52)         (548)           --          (118)         (718)
                                       --------      --------      --------      --------      --------
     Balance at June 30, 2002          $    757      $  1,514      $     --      $     32      $  2,303
                                       ========      ========      ========      ========      ========

     OTHER FISCAL 2001 CHARGES -- Results of operations for the year ended June 30, 2001 include charges not applicable to the year ended June 30, 2002, including asset impairment charges, disposition of clinic operations and contract termination costs and related asset impairment. See comparison of results for the fiscal year ended June 30, 2001 and June 30, 2000, below.

     INTEREST EXPENSE -- Interest expense decreased by approximately $5.0 million, or 16.7%, from approximately $30.0 million for the year ended June 30, 2001 to approximately $25.0 million for the year ended June 30, 2002. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances. Additionally, approximately $541,000 of interest income received in conjunction with an income tax refund was netted against interest expense for the year ended June 30, 2002. Interest expense is expected to increase in the next fiscal year due to new rates to be incurred under the amended credit facility. See further discussion on the amended credit facility in "Liquidity and Capital Resources."

     OTHER INCOME (EXPENSE), NET -- Other income (expense), net expense decreased $2.4 million from the year ended June 30, 2001 to the year ended June 30, 2002. Other expense in fiscal 2001 included a $4.0 million charge relating to the purchase of the minority interest of a joint venture partner in one of our ambulance operations. Other income of $9,000 recorded in the year ended June 30, 2002 is related to the final settlement of amounts due under that joint venture agreement. A description of the joint venture transaction is included in
Note 6 to the Consolidated Financial Statements.

     INCOME TAXES -- We recognized an income tax benefit of $2.1 million in 2002 compared with an income tax provision of $1.9 million in 2001. The income tax benefit in 2002 resulted from federal income tax refunds of $0.6 million resulting from recently enacted legislation that allowed us to carryback a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt. We did not recognize the future income tax benefits attributable to our 2002 net loss as it is more likely than not that the related benefits will not be realized.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards (SFAS) No. 142," Goodwill and Other Intangible Assets," we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts, using a valuation date of July 1, 2001, and determined that a transitional goodwill impairment charge of $49.5 million, net of $0 income taxes, was required. This impairment primarily relates to our medical transportation and related services segment. The impairment charge is non-cash and non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations, retroactively applied to the quarter ended September 30, 2001, in accordance with the provisions of SFAS No. 142. See Note 5 of the Consolidated Financial Statements for further discussion of the effect of the adoption of this accounting principle.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

     NET REVENUE

     Net revenue decreased $65.8 million, or 11.5%, from $570.1 million for the year ended June 30, 2000 to $504.3 million for the year ended June 30, 2001.

     MEDICAL TRANSPORTATION AND RELATED SERVICES -- Medical transportation and related service revenue decreased approximately $66.6 million, or 13.5%, from approximately $492.2 million for the year ended June 30, 2000 to approximately $425.6 million for the year ended June 30, 2001.

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

     FIRE PROTECTION SERVICES -- Fire protection services revenue increased by approximately $4.1 million, or 7.1%, from approximately $57.5 million for the year ended June 30, 2000 to approximately $61.6 million for the year ended June 30, 2001. Fire protection services revenue increased $1.8 million due to rate and utilization increases for fire protection services, $1.1 million due to rate increases under existing fire protection contracts, $0.6 million due to new airport and industrial contracting activity and $0.6 million due to forestry revenue increases.

     OTHER REVENUE -- Other revenue decreased by approximately $3.1 million, or 15.3%, from approximately $20.3 million for the year ended June 30, 2000 to approximately $17.2 million for the year ended June 30, 2001. Decreases in medical clinic revenue generated in Argentina totaled $2.9 million.

     OPERATING EXPENSES

     PAYROLL AND EMPLOYEE BENEFITS -- Payroll and employee benefit expenses decreased $22.2 million, or 6.9%, from $323.3 million for the year ended June
30, 2000 to $301.1 million for the year ended June 30, 2001. Certain underperforming service areas that were closed in the third and fourth quarters of fiscal 2000 accounted for $20.9 million of the decrease, and $4.1 million of the decrease is related to the closure of our Canadian operations. Payroll and employee benefit expenses for the fiscal year ended June 30, 2001 includes $5.0 million of additional workers' compensation insurance expense related to increased claims experience, $3.0 million required to bring the paid-time-off accrual for field personnel into line with the amount required under the related policies and $5.4 million related to an increase in our employee health insurance reserves as calculated by our third-party administrator. The remaining decrease reflects reductions in payroll and employee benefit expenses in existing service areas due to decreased transports as discussed above. Payroll and employee benefit expenses increased from 56.7% of total revenue during the year ended June 30, 2000 to 59.7% of total revenue during the year ended June 30, 2001. Increased service utilization in our Argentine operations also contributed to the increase in payroll and employee benefit expenses as a percentage of total revenue.

     PROVISION FOR DOUBTFUL ACCOUNTS -- The provision for doubtful accounts, excluding the $65.0 million change in accounting estimate in fiscal 2000, increased $6.9 million or 7.2% from $95.6 million for the year ended June 30, 2000 to $102.5 million for the year ended June 30, 2001.

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
                                          =========      =========

     DEPRECIATION -- Depreciation decreased $3.2 million, or 12.8%, from $25.0 million for the year ended June 30, 2000 to $21.8 million for the year ended June 30, 2001, primarily due to the disposal of certain assets related to closed operations as well as a decrease in capital expenditures during the current year. Depreciation decreased from 4.4% of total revenue for the year ended June 30, 2000 to approximately 4.3% of net revenue for the year ended June 30, 2001.

     AMORTIZATION -- Amortization of intangibles decreased by $1.3 million, or 14.9%, from $8.7 million for the year ended June 30, 2000 to $7.4 million for the year ended June 30, 2001. This decrease was the result of the write-off of $22.3 million of goodwill in conjunction with the closure or downsizing of certain service areas during fiscal 2000. Amortization was 1.5% of net revenue for both the year ended June 30, 2000 and 2001.

     OTHER OPERATING EXPENSES -- Other operating expenses increased $14.3 million, or 11.2%, from $127.7 million for the year ended June 30, 2000 to $142.0 million for the year ended June 30, 2001. The increase is primarily due to additional general liability insurance reserves of $15.0 million as explained more fully in the following paragraph, $8.5 million related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries performed in the fourth quarter of fiscal 2001, the $8.4 million of inventory adjustments as discussed below, the accrual of $1.3 million related to a Medicare audit settlement and $1.0 million related to the write-off of amounts owed to us by a former owner. These amounts are offset by a decrease of $6.4 million relating to closed service areas, as well as decreases in other operating expenses in existing service areas related to decreased transports. Other operating expenses increased from 22.4% of net revenue for the year ended June 30, 2000 to 28.2% of total revenue for the year ended June 30, 2001.

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

     ASSET IMPAIRMENT CHARGES -- In connection with the budgeting process for the fiscal year ended June 30, 2002, which was completed in the fourth quarter of fiscal 2001, we analyzed each cost center within our various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. We performed this analysis as a result of our expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to our domestic ambulance operations. This analysis considered the results of operations over the past year as well as CMS's failure to implement the ambulance fee schedule as of January 1, 2001. The analysis with respect to our Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

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
                                        =======     =======     =======

     RESTRUCTURING CHARGE AND OTHER -- During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, lease termination and other exit costs of $2.6 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $0.9 million, respectively, related to the impacted service areas. The service areas selected for closure or downsizing generated revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001.

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
                                       ========      ========      ========      ========      ========

     DISPOSITION OF CLINIC OPERATIONS -- During the fourth quarter of the fiscal year ended June 30, 2001, we sold our Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which is included in other assets in the consolidated balance sheet, requires monthly principal payments of $25,000 through April 2011. The sale resulted in a loss on disposal of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million for the fiscal year ended June 30, 2001.

     CONTRACT TERMINATION COSTS AND RELATED ASSET IMPAIRMENT -- In November 2000, we learned that our exclusive 911 contract in Lincoln, Nebraska would not be renewed effective December 31, 2000 and in connection therewith, recorded a contract termination charge of $5.2 million. This charge included asset impairments for related goodwill and equipment totaling $4.3 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal
1995), $0.8 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease terminations and other exit costs. The Lincoln contract generated revenue of $4.7 million, operating income of $0.4 million and cash flow of $0.5 million in fiscal 2000, its last full year of operations.

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

     INTEREST EXPENSE -- Interest expense increased by $4.1 million, or 15.8%, from $25.9 million for the year ended June 30, 2000 to $30.0 million for the year ended June 30, 2001. This increase was caused by higher than average debt balances during fiscal 2001, fees, and additional interest incurred in conjunction with various waiver agreements.

     OTHER INCOME (EXPENSE), NET -- Other income (expense), net expense increased by $5.3 million from other income of $2.9 million in fiscal 2000 to other expense of $2.4 million in fiscal 2001. This increase was primarily attributable to a charge of $4.0 million relating to the put provisions contained in the joint venture agreement described in Note 6 to the Consolidated Financial Statements.

     INCOME TAXES -- Our effective tax rate decreased from 24.8% for the year ended June 30, 2000 to approximately (0.8)% for the year ended June 30, 2001. The decrease in the effective tax rate is primarily due to the impact of the valuation allowance and other permanent differences, consisting of goodwill write-offs and amortization. The permanent differences and the valuation allowance result in a reduction of the tax benefits which could otherwise be available in a loss year, and thus a reduction in the effective tax rate. A valuation allowance of approximately $46.4 million has been provided because we believe that the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes."

     EXTRAORDINARY LOSS -- During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- The cumulative effect of change in accounting principle in the fiscal year ended June 30, 2000, resulted in a $541,000 approximate charge (net of a tax benefit of approximately $392,000) and was related to our expensing of previously capitalized organization costs in accordance with Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES.

SEASONALITY AND QUARTERLY RESULTS

     The following table reflects certain selected unaudited quarterly operating results for each quarter of fiscal 2002 and 2001. The operating results of any quarter are not necessarily indicative of results of any future period.

                                                                            2002
                                                     --------------------------------------------------
                                                       FIRST         SECOND       THIRD        FOURTH
                                                     QUARTER(1)    QUARTER(2)   QUARTER(3)   QUARTER(4)
                                                     ----------    ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue .......................................   $125,667      $123,759     $124,661     $122,951
Operating income ..................................      5,690         7,227       10,837        3,052
Net income (loss) before cumulative effect of
  change in accounting principle ..................     (1,190)        3,170        4,364       (2,453)
Net income (loss) .................................    (50,704)        3,170        4,364       (2,453)
Basic income (loss) per share before cumulative
  effect of change in accounting principle ........   $  (0.08)     $   0.21     $   0.28     $  (0.16)
Basic income (loss) per share .....................   $  (3.37)     $   0.21     $   0.28     $  (0.16)
Diluted income (loss) per share before cumulative
  effect of change in accounting principle ........   $  (0.08)     $   0.21     $   0.28     $  (0.16)
Diluted income (loss) per share ...................   $  (3.37)     $   0.21     $   0.28     $  (0.16)

                                                     2001
                               -------------------------------------------------
                                 FIRST        SECOND       THIRD       FOURTH
                                QUARTER     QUARTER(5)   QUARTER(6)   QUARTER(7)
                               ---------    ----------   ----------   ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ................   $ 128,238    $ 125,209    $ 126,722    $ 124,147
Operating income (loss) ....       3,213      (13,770)     (16,034)    (165,862)
Net loss ...................      (4,085)     (21,574)     (23,646)    (177,426)
Basic loss per share .......   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)
Diluted loss per share .....   $   (0.28)   $   (1.47)   $   (1.60)   $  (11.91)

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

     The allowance for doubtful accounts decreased from approximately $65.2 million at June 30, 2001 to approximately $32.7 million at June 30, 2002. The primary reason for this decrease is the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs. See Risk Factors -- "We depend on reimbursements by third-party payers and individuals."

     With respect to our general liability insurance policy for the policy year commencing in June 2000, we are required to set aside $100,000 per month into a designated "loss fund" account, which cash is restricted to the payment of our deductible obligations as required under such policy. A similar funding program is in place with respect to our general liability policy for the policy year commencing in June 2001. We expect to fund these deposits on a monthly basis in subsequent years until such time as our total loss fund deposits equal the contractual ceiling on our total deductible obligation under these policies. The loss fund deposits are used as necessary to pay our deductible portion of claims related to the applicable policy year. Accordingly, the loss fund balances vary during the course of the year depending upon the frequency and severity of claims payments; however, we typically maintain a minimum balance in each loss fund of at least $250,000. An unanticipated increase in the frequency and severity of claims payments at any one time could exceed the applicable loss fund balance for that policy year, in which case, such claims payments could, either individually or in the aggregate, have a material adverse effect on our business, financial condition, cash flows and results of operations. See "Risk Factors -- We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements."

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

                                                       PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------
                                                 LESS THAN                            AFTER
   CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS    5 YEARS
   -----------------------           ---------   ---------   ---------   ---------   ---------
Credit facility                      $ 152,420   $      --   $ 152,420   $      --   $      --
Senior notes                           150,000          --          --          --     150,000
Capital leases and notes payable         5,941       1,633       2,683       1,484         141
Operating leases                        38,476       7,878      12,511       7,851      10,236
                                     ---------   ---------   ---------   ---------   ---------

Total contractual cash obligations   $ 346,837   $   9,511   $ 167,614   $   9,335   $ 160,377
                                     =========   =========   =========   =========   =========

    OTHER COMMITMENTS                       AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
    -----------------                ---------------------------------------------------------
Standby letters of credit            $   3,500   $   3,500   $      --   $      --   $      --
                                     =========   =========   =========   =========   =========
Surety bonds                         $  10,127   $   8,763   $   1,364   $      --   $      --
                                     =========   =========   =========   =========   =========
Preferred stock redemption           $  15,000   $      --   $  15,000   $      --   $      --
                                     =========   =========   =========   =========   =========

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

     On February 26, 2002, we announced that the company had received notification from Nasdaq citing our inability to meet continued listing standards for net tangible assets, stockholders' equity, market capitalization, or net income, as set forth in Marketplace Rule 4310(c)(2)(B). We subsequently submitted our request for a Nasdaq Qualifications Panel hearing to consider our continued listing. A hearing was set for April 4, 2002, at which time we presented our case for continued listing. On April 17, 2002, the company announced that the Panel had determined our securities would continue to be listed under the ticker symbol "RURLC" on the Nasdaq SmallCap Market via an exception to the bid price and net income/stockholders' equity/market capitalization requirements.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Certain provisions of our certificate of incorporation, stockholders' rights plan and Delaware law could make it more difficult for a third party to acquire control of our company, even if a change in control might be beneficial to stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

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

                                        /s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
September 30, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K/A) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

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

Phoenix, Arizona
October 12, 2001

     * The Company's consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, changes in stockholder's equity (deficit), cash flows and comprehensive income (loss) for the year ended June 30, 1999 are not included in this Form 10-K/A. Additionally, the information contained in the consolidated statement of comprehensive income (loss) for the years ended June 30, 2001 and 2000 has been integrated in the consolidated statement of stockholders' equity (deficit) for those years and the consolidated statement of comprehensive income (loss) has been deleted. Finally, the discussion of the Company's revolving credit facility is included in Note 10.

     ** The schedule to which this paragraph refers has not been included in this Form 10-K/A because the required information was already included in the Notes to the Consolidated Financial Statements.

                             RURAL/METRO CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 2002 AND 2001

                                                                                         2002           2001
                                                                                       ---------      ---------
                                                                                            (IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash............................................................................       $   9,828      $   8,699
Accounts receivable, net of allowance for Medicare, Medicaid and contractual
discounts and doubtful accounts of $32,668 and $65,229 respectively.............          99,115        103,260
Inventories.....................................................................          12,220         13,173
Prepaid expenses and other......................................................           9,597          6,753
                                                                                       ---------      ---------
          Total current assets..................................................         130,760        131,885
PROPERTY AND EQUIPMENT, net.....................................................          48,532         57,999
GOODWILL........................................................................          41,244         90,757
OTHER ASSETS....................................................................          16,902         17,893
                                                                                       ---------      ---------
                                                                                       $ 237,438      $ 298,534
                                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable................................................................       $  11,961      $  12,915
Accrued liabilities.............................................................          73,719         95,390
Deferred subscription fees......................................................          15,409         14,707
Current portion of long-term debt...............................................           1,633        294,439
                                                                                       ---------      ---------
          Total current liabilities.............................................         102,722        417,451
LONG-TERM DEBT, net of current portion..........................................         298,529          1,286
OTHER LIABILITIES...............................................................             477            994
DEFERRED INCOME TAXES...........................................................             650            950
                                                                                       ---------      ---------
          Total liabilities.....................................................         402,378        420,681
                                                                                       ---------      ---------
MINORITY INTERESTS..............................................................             379          8,379
                                                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued
  at June 30, 2002 and 2001.....................................................              --             --
Common stock, $.01 par value, 23,000,000 shares authorized, 15,651,095 and 14,899,920 shares outstanding at June 30, 2002 and 2001,
  respectively..................................................................             159            152
Additional paid-in capital......................................................         138,470        137,948
Accumulated deficit.............................................................        (313,025)      (267,401)
Accumulated other comprehensive income (loss)...................................          10,316             14
Treasury stock, at cost, 149,456 shares at June 30, 2002 and 2001...............          (1,239)        (1,239)
                                                                                       ---------      ---------
          Total stockholders' equity (deficit)..................................        (165,319)      (130,526)
                                                                                       ---------      ---------
                                                                                       $ 237,438      $ 298,534
                                                                                       =========      =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                           2002         2001         2000
                                                                        ---------    ---------    ---------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET REVENUE .........................................................   $ 497,038    $ 504,316    $ 570,074
                                                                        ---------    ---------    ---------
OPERATING EXPENSES
  Payroll and employee benefits .....................................     287,307      301,055      323,285
  Provision for doubtful accounts ...................................      69,900      102,470       95,623
  Provision for doubtful accounts-- change in estimate ..............          --           --       65,000
  Depreciation ......................................................      15,155       21,809       25,009
  Amortization of intangibles .......................................       1,055        7,352        8,687
  Other operating expenses ..........................................      97,640      142,009      127,743
  Asset impairment charges ..........................................          --       94,353           --
  Loss on disposition of clinic operations ..........................          --        9,374           --
  Contract termination costs and related asset impairment charges ...        (107)       9,256           --
  Restructuring charge and other ....................................        (718)       9,091       34,047
                                                                        ---------    ---------    ---------
        Total operating expenses ....................................     470,232      696,769      679,394
                                                                        ---------    ---------    ---------
OPERATING INCOME (LOSS) .............................................      26,806     (192,453)    (109,320)
Interest expense, net ...............................................     (24,976)     (30,001)     (25,939)
Other income (expense) net ..........................................           9       (2,402)       2,890
                                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
LOSS AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE ................................................       1,839     (224,856)    (132,369)
INCOME TAX (PROVISION) BENEFIT ......................................       2,050       (1,875)      32,837
                                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .................       3,889     (226,731)     (99,532)
EXTRAORDINARY LOSS ON EXPROPRIATION OF CANADIAN
AMBULANCE SERVICE LICENSES (NET OF TAX OF $0) .......................          --           --       (1,200)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
(NET OF TAX OF $0 IN 2002 AND BENEFIT OF $392 IN 2001) ..............     (49,513)          --         (541)
                                                                        ---------    ---------    ---------
NET INCOME (LOSS) ...................................................   $ (45,624)   $(226,731)   $(101,273)
                                                                        =========    =========    =========
INCOME (LOSS) PER SHARE
  Basic --
    Income (loss) before extraordinary loss and cumulative effect
      of change in accounting principle .............................   $    0.26    $  (15.38)   $   (6.82)
    Extraordinary loss on expropriation of Canadian ambulance
      service licenses ..............................................          --           --        (0.08)
    Cumulative effect of change in accounting principle .............       (3.26)          --        (0.04)
                                                                        ---------    ---------    ---------
Net income (loss) ...................................................   $   (3.00)   $  (15.38)   $   (6.94)
                                                                        =========    =========    =========
  Diluted --
    Income (loss) before extraordinary loss and cumulative effect
      of change in accounting principle .............................   $    0.25    $  (15.38)   $   (6.82)
    Extraordinary loss on expropriation of Canadian ambulance
      service licenses ..............................................          --           --        (0.08)
    Cumulative effect of change in accounting principle .............       (3.14)          --        (0.04)
                                                                        ---------    ---------    ---------
Net income (loss) ...................................................   $   (2.89)   $  (15.38)   $   (6.94)
                                                                        =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC .......................      15,190       14,744       14,592
                                                                        =========    =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING -- DILUTED .....................      15,773       14,744       14,592
                                                                        =========    =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                RETAINED     ACCUMULATED
                                                                  ADDITIONAL    EARNINGS        OTHER
                                           PREFERRED    COMMON     PAID-IN    (ACCUMULATED  COMPREHENSIVE    TREASURY
                                             STOCK      STOCK      CAPITAL      DEFICIT)    INCOME (LOSS)      STOCK        TOTAL
                                            -------   ---------   ---------    ---------    -------------    ---------    ---------
                                                                            (IN THOUSANDS)
BALANCE, June 30, 1999 ..................   $    --   $     148   $ 137,792    $  60,603      $    (465)     $  (1,239)   $ 196,839
  Issuance of 121,828 shares of
    common stock ........................        --           1         654           --             --             --          655
  Cancellation of 25,775 shares
    previously issued in connection
    acquisitions ........................        --          --        (843)          --             --             --         (843)
  Comprehensive loss:
    Net loss ............................        --          --          --     (101,273)            --             --     (101,273)
    Cumulative translation adjustments ..                    --          --           --            213             --          213
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------
    Comprehensive loss ..................        --          --          --     (101,273)           213             --     (101,060)
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------

BALANCE, June 30, 2000 ..................        --         149     137,603      (40,670)          (252)        (1,239)      95,591
  Issuance of 273,584 shares of
   common stock .........................        --           3         345           --             --             --          348
  Comprehensive loss:
    Net loss ............................        --          --          --     (226,731)            --             --     (226,731)
    Cumulative translation adjustments ..        --          --          --           --            266             --          266
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------
    Comprehensive loss ..................        --          --          --     (226,731)           266             --     (226,465)
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------

BALANCE, June 30, 2001 ..................        --         152     137,948     (267,401)            14         (1,239)    (130,526)
  Issuance of 751,175 shares of
    common stock ........................        --           7         449           --             --             --          456
  Fair value of options issued
    to non-employee .....................        --          --          73           --             --             --           73
  Comprehensive loss:
    Net loss ............................        --          --          --      (45,624)            --             --      (45,624)
    Cumulative translation adjustments ..        --          --          --           --         10,302             --       10,302
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------
    Comprehensive loss ..................        --          --          --      (45,624)        10,302             --      (35,322)
                                            -------   ---------   ---------    ---------      ---------      ---------    ---------

BALANCE, June 30, 2002 ..................   $    --   $     159   $ 138,470    $(313,025)     $  10,316      $  (1,239)   $(165,319)
                                            =======   =========   =========    =========      =========      =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                    2002         2001         2000
                                                                                  ---------    ---------    ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................................................   $ (45,624)   $(226,731)   $(101,273)
Adjustments to reconcile net loss to cash provided by (used in) operating activities --
  Non-cash portion of restructuring charge and other ..........................          --        4,092       28,873
  Non-cash portion of contract termination charges ............................          --        8,086           --
  Asset impairment charges ....................................................          --       94,353           --
  Loss on disposition of clinic operations ....................................          --        9,374           --
  Extraordinary loss on expropriation of Canadian ambulance service licenses ..          --           --        1,200
  Cumulative effect of change in accounting principle .........................      49,513           --          541
  Depreciation and amortization ...............................................      16,210       29,161       33,696
  Gain on sale of property and equipment ......................................        (285)        (427)        (184)
  Provision for doubtful accounts .............................................      69,900      102,470      160,623
  Deferred income taxes .......................................................        (300)         950       (9,438)
  Equity earnings net of distributions received ...............................        (249)         118          587
  Undistributed earnings (losses) of minority stockholders ....................          (9)      (1,026)      (2,890)
  Amortization of debt discount ...............................................          26           26           26
  Non-cash charge related to joint venture ....................................          --        4,045           --
  Non-cash stock compensation expense .........................................          73           --           --
Change in assets and liabilities--
  Increase in accounts receivable .............................................     (67,322)     (62,099)    (119,219)
  (Increase) decrease in inventories ..........................................         948        5,811       (3,370)
  (Increase) decrease in prepaid expenses and other ...........................      (3,018)       1,072        2,215
  (Increase) decrease in other assets .........................................      (1,895)       2,463         (460)
  Increase (decrease) in accounts payable .....................................       1,337       (2,654)      (1,669)
  Increase (decrease) in accrued liabilities and other liabilities ............     (10,679)      39,057         (889)
  Increase (decrease) in deferred subscription fees ...........................         702         (282)          80
                                                                                  ---------    ---------    ---------
      Net cash provided by (used in) operating activities .....................       9,328        7,859      (11,551)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ..........................................................      (6,854)      (5,774)     (17,131)
Proceeds from the sale of property and equipment ..............................       1,022        1,969        1,300
Proceeds from the expropriation of Canadian ambulance services licenses .......          --           --        2,191
                                                                                  ---------    ---------    ---------
      Net cash used in investing activities ...................................      (5,832)      (3,805)     (13,640)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings (repayments) on revolving credit facility ......................      (1,263)      (3,765)      33,307
Repayment of debt and capital lease obligations ...............................      (1,862)      (2,773)      (5,704)
Borrowings under capital lease obligations ....................................          --          283           --
Issuance of common stock ......................................................         456          348          655
                                                                                  ---------    ---------    ---------
      Net cash provided by (used in) financing activities .....................      (2,669)      (5,907)      28,258
                                                                                  ---------    ---------    ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH ..............................         302          265           40
                                                                                  ---------    ---------    ---------
INCREASE (DECREASE) IN CASH ...................................................       1,129       (1,588)       3,107
CASH, beginning of year .......................................................       8,699       10,287        7,180
                                                                                  ---------    ---------    ---------
CASH, end of year .............................................................   $   9,828    $   8,699    $  10,287
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

                             RURAL/METRO CORPORATION

                                                      JUNE 30,
                                        -----------------------------------
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

                             RURAL/METRO CORPORATION

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

     EARNINGS PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted earnings per share computations for the years ended June 30, 2002, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                  2002                                   2001                                  2000
                  ------------------------------------   -----------------------------------   ------------------------------------
                   INCOME*        SHARES     PER SHARE     LOSS*        SHARES     PER SHARE     LOSS*        SHARES      PER SHARE
                 (NUMERATOR)  (DENOMINATOR)    AMOUNT   (NUMERATOR)  (DENOMINATOR)   AMOUNT   (NUMERATOR)  (DENOMINATOR)    AMOUNT
                  ---------    -----------   ---------   ---------    -----------  ---------   ---------    -----------   ---------
Basic EPS ......  $   3,889        15,190    $   (0.26)  $(226,731)       14,744   $  (15.38)  $ (99,532)       14,592    $   (6.82)
                                             =========                             =========                              =========
Effect of
stock options...         --           583                       --            --                      --            --           --
                  ---------     ---------    ---------   ---------     ---------   ---------   ---------     ---------    ---------
Diluted EPS ....  $   3,889        15,773    $   (0.25)  $(226,731)       14,744   $  (15.38)  $ (99,532)       14,592    $   (6.82)
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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for

                             RURAL/METRO CORPORATION
exit costs, as defined in EITF No. 94-3 were recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

(3)  ASSET IMPAIRMENTS, RESTRUCTURING AND OTHER CHARGES

     ASSET IMPAIRMENTS

     In connection with the budgeting process for the fiscal year ending June 30, 2002, which was completed in the fourth quarter of fiscal 2001, the Company analyzed each cost center within its various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operations. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. The Company performed this analysis as a result of its expectations

                             RURAL/METRO CORPORATION
of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to its domestic ambulance operations. This analysis considered the results of operations over the past year. The analysis with respect to the Company's Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

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

                                                       PROPERTY,
                                                       EQUIPMENT
                                           GOODWILL    AND OTHER     TOTAL
                                           --------    ---------    -------
                                                    (IN THOUSANDS)
     Domestic ambulance operations ......   $41,631     $ 6,419     $48,050
     Argentine ambulance operations .....    44,327       1,976      46,303
                                            -------     -------     -------
        Total ...........................   $85,958     $ 8,395     $94,353
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

                             RURAL/METRO CORPORATION

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

     A summary of activity in the Company's restructuring reserves is:

                                                                    LEASE      WRITE-OFF OF
                                       SEVERANCE    TERMINATION   INTANGIBLE    OTHER EXIT
                                         COSTS         COSTS        ASSETS        COSTS          TOTAL
                                       --------      --------      --------      --------      --------
Balance at June 30, 1999 ...........   $  1,328      $     --      $     --      $     --      $  1,328

  Fiscal 2000 charge recorded ......      6,621         3,299        22,250         1,877        34,047
  Fiscal 2000 usage ................     (4,420)          (52)      (22,250)         (521)      (27,243)
                                       --------      --------      --------      --------      --------

Balance at June 30, 2000 ...........      3,529         3,247            --         1,356         8,132

  Fiscal 2001 charge recorded ......      1,475         2,371         4,092         1,153         9,091
  Fiscal 2001 usage ................     (4,531)       (1,071)       (4,092)       (1,360)      (11,054)
  Adjustments ......................      1,361        (1,313)           --           (48)           --
                                       --------      --------      --------      --------      --------

Balance at June 30, 2001 ...........      1,834         3,234            --         1,101         6,169

  Fiscal 2002 usage ................     (1,025)       (1,172)           --          (951)       (3,148)
  Adjustments ......................        (52)         (548)           --          (118)         (718)
                                       --------      --------      --------      --------      --------

Balance at June 30, 2002 ...........   $    757      $  1,514      $     --      $     32      $  2,303
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

     In May 2001, the Company learned that its exclusive 911 contract in Arlington, Texas would not be renewed effective September 30, 2001 and in connection therewith, recorded a contract termination charge of $4.1 million. This charge included asset impairments for related goodwill and equipment of $3.9 million (the exclusive 911 contract was acquired in a purchase business

                             RURAL/METRO CORPORATION
combination in fiscal 1997), $0.1 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease termination and other exit costs. The asset impairments were charged directly against the related assets. The Arlington contract generated revenue of $8.3 million, operating income of $0.1 million and cash flow of $0.5 million in fiscal 2001 its last full year of operations.

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

(4)  PROPERTY AND EQUIPMENT

     Property and equipment, including equipment held under capital leases, consisted of the following:

                                                      JUNE 30,
                                              ----------------------
                                                2002         2001
                                              ---------    ---------
                                                  (IN THOUSANDS)
     Equipment .............................  $  55,739    $  57,840
     Vehicles ..............................     73,908       71,628
     Land and buildings ....................     16,788       16,896
     Leasehold improvements ................      7,270        8,373
                                              ---------    ---------
                                                153,705      154,737
     Less: Accumulated depreciation ........   (105,173)     (96,738)
                                              ---------    ---------
                                              $  48,532    $  57,999
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

     A summary of activity in the Company's property and equipment balance is as follows:

                                                           JUNE 30,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                        (IN THOUSANDS)
     Balance at beginning of year ...........  $ 57,999    $ 85,919    $ 95,032
     Depreciation expense ...................   (15,155)    (21,809)    (25,009)
     Additions ..............................     6,854       5,774      17,131
     Asset impairments ......................        --      (8,502)         --
     Asset disposals ........................      (737)     (1,643)     (1,220)
     Effect of Argentine peso devaluation ...      (429)         --          --
     Disposition of clinic operations .......        --      (1,740)         --
     Expropriation of Canadian ambulance
       service licenses .....................        --          --         (15)
                                               --------    --------    --------
     Balance at end of year .................  $ 48,532    $ 57,999    $ 85,919
                                               ========    ========    ========

                             RURAL/METRO CORPORATION

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

     The following table summarizes the Company's reported results along with adjusted amounts as if the Company had adopted SFAS 142, and discontinued goodwill amortization, as of July 1, 1999 (in thousands, except per share amounts):

                             RURAL/METRO CORPORATION

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                               ----------------------------------------
                                                                  2002          2001           2000
                                                               -----------   -----------    -----------
Reported net income (loss) before extraordinary loss and
 cumulative effect of change in accounting principle .......   $     3,889   $  (226,731)   $   (99,532)
Add back: Goodwill amortization ............................            --         7,161          8,052
                                                               -----------   -----------    -----------
Adjusted income (loss) before extraordinary loss
 and cumulative effect of change in accounting
 Principle .................................................         3,889      (219,570)       (91,480)
Extraordinary loss .........................................            --            --         (1,200)
Cumulative effect of change in accounting principle ........       (49,513)           --           (541)
                                                               -----------   -----------    -----------
Adjusted net income (loss) .................................   $   (45,624)  $  (219,570)   $   (93,221)
                                                               ===========   ===========    ===========
Basic income (loss) per share:
   Reported income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle ...   $      0.26   $    (15.38)   $     (6.82)
   Goodwill amortization ...................................            --          0.49           0.55
                                                               -----------   -----------    -----------
   Adjusted income (loss)  before extraordinary loss and
     cumulative effect of change in accounting principle ...          0.26        (14.89)         (6.27)
   Extraordinary loss ......................................            --            --          (0.08)
   Cumulative effect of change in accounting principle .....         (3.26)           --          (0.04)
                                                               -----------   -----------    -----------

   Adjusted net income (loss) ..............................   $     (3.00)  $    (14.89)   $     (6.39)
                                                               ===========   ===========    ===========
Diluted income (loss) per share:
   Reported income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle ...   $      0.25   $    (15.38)   $     (6.82)
   Goodwill amortization ...................................            --          0.49           0.55
                                                               -----------   -----------    -----------
   Adjusted income (loss) before extraordinary loss and
     cumulative effect of change in accounting principle ...          0.25        (14.89)         (6.27)
   Extraordinary loss ......................................            --            --          (0.08)
   Cumulative effect of change in accounting principle .....         (3.14)           --          (0.04)
                                                               -----------   -----------    -----------

   Adjusted net income (loss) ..............................   $     (2.89)  $    (14.89)   $     (6.39)
                                                               ===========   ===========    ===========

     The changes in the carrying amount of goodwill for the year ended June 30, 2002 is as follows (in thousands):

                                  MEDICAL       FIRE AND
                               TRANSPORTATION     OTHER
                                  SEGMENT        SEGMENT        TOTAL
                                 ---------      ---------     ---------
Balance at beginning of year     $  89,598      $   1,159     $  90,757
Adoption of SFAS No. 142           (49,513)            --       (49,513)
                                 ---------      ---------     ---------
Balance at end of year           $  40,085      $   1,159     $  41,244
                                 =========      =========     =========

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

                             RURAL/METRO CORPORATION

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

(7)  ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2002 and 2001 consisted of the following:

                                                             AT JUNE 30,
                                                        ---------------------
                                                          2002         2001
                                                        --------     --------
     Workers' compensation claim reserves ............  $ 15,924     $ 14,944
     General liability claim reserves ................    15,433       19,715
     Accrued salaries, wages and related payroll .....    10,678       11,397
     Accrued interest ................................    10,512        7,561
     Other accrued liabilities .......................    21,172       42,723
                                                        --------     --------

     Total accrued liabilities .......................  $ 73,719     $ 96,340
                                                        ========     ========

     The decrease in other accrued liabilities between 2002 and 2001 is primarily due to the devaluation of the Argentine peso.

(8)  GENERAL LIABILITY AND WORKERS' COMPENSATION PROGRAMS

     The Company retains certain levels of exposure with respect to its general liability and workers' compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for both reported and incurred but not reported claims within its level

                             RURAL/METRO CORPORATION
of retention based on currently available information as well as its historical claims experience The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

     A summary of activity in the Company's general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows:

                                                     JUNE 30,
                                         --------------------------------
                                           2002        2001        2000
                                         --------    --------    --------
                                                  (IN THOUSANDS)
     Balance at beginning of year .....  $ 19,715    $  3,171    $  2,081
     Provision charged to other
       operating expense ..............     2,442      22,326       6,146
     Claim payments charged
       against the reserve ............    (6,724)     (5,782)     (5,056)
                                         --------    --------    --------
     Balance at end of year ...........  $ 15,433    $ 19,715    $  3,171
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

     A summary of activity in the Company's workers' compensation claim reserves, which are also included in accrued liabilities in the consolidated balance sheet, is as follows:



                                                     JUNE 30,
                                         --------------------------------
                                           2002        2001        2000
                                         --------    --------    --------
                                                  (IN THOUSANDS)
     Balance at beginning of year .....  $ 14,944    $ 11,315    $    132
     Provision charged to payroll
       and employee benefits ..........     7,318      11,832      18,941
     Claim payments charged
       against the claim reserve ......    (6,338)     (8,203)     (7,758)
                                         --------    --------    --------
     Balance at end of year ...........  $ 15,924    $ 14,944    $ 11,315
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

                             RURAL/METRO CORPORATION

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

                            RURAL/METRO CORPORATION

(9)  OTHER CHARGES AND CREDITS

     During the fiscal years ended June 30, 2002, 2001 and 2000 the Company recorded the following other charges or credits:

                                               FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------
                                                2002      2001      2000
                                               -------   -------   -------
     Argentine Operations...................   $    --   $ 8,512   $    --
     Supply Inventory.......................        --     8,442        --
     Other Charges and Credits..............    (1,712)    3,079     4,088
     Paid Time Off for Field Personnel......    (1,300)    3,010        --
     Employee Medical Benefits..............        --     5,429     2,596
     Amount Due from Former Owner...........        --       962        --
     Medicare/Medicaid Audits...............    (1,298)    1,300     3,900
     Restructuring Consultants..............        --        --     1,110
     Investment Write-Offs..................        --        --     2,937
     Write-Off of Disputed Refunds..........        --        --     1,796

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

                            RURAL/METRO CORPORATION

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

     RESTRUCTURING CONSULTANTS

     During the second half of the fiscal year ended June 30, 2000, the Company incurred costs totaling $1.1 million relating to restructuring consultants and attorneys representing both the Company and its lenders in connection with violations of certain financial covenants contained in the Company's revolving

                            RURAL/METRO CORPORATION
credit agreement. These activities began in the third quarter of fiscal 2000. These costs were reflected in other operating expenses in the consolidated statement of operations.

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

(10) LONG-TERM DEBT

     Notes payable and capital lease obligations consisted of the following:

                                                              JUNE 30,
                                                       ----------------------
                                                         2002        2001
                                                       ---------   ----------
                                                           (IN THOUSANDS)
     7 7/8% senior notes due 2008, net of
       discount of $148 and $173, respectively ....    $ 149,852   $  149,827
     Revolving credit facility.....................      144,369      143,042
     Note payable to former joint venture
       partner (See Note 6) .......................        4,622           --
     Capital lease obligations and other notes
       payable, at varying rates, from 3.5%
       to 12.75%, due through 2013.................        1,319        2,856
                                                       ---------   ----------
                                                         300,162      295,725
     Less: Current maturities......................       (1,633)    (294,439)
                                                       ---------   ----------
                                                       $ 298,529   $    1,286
                                                       =========   ==========

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

     In December 1999, primarily as a result of additional provisions for doubtful accounts, the Company entered into noncompliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. We received a series of compliance waivers regarding these covenant violations covering the periods from December 31, 1999 through April 1, 2002. The waivers provided for,

                            RURAL/METRO CORPORATION
among other things, enhanced reporting and other requirements and that no additional borrowings would be available under the facility.

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

                            RURAL/METRO CORPORATION

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

                            RURAL/METRO CORPORATION

    The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company's remaining subsidiaries (the Non-Guarantors) is as follows:

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                                               PARENT       GUARANTORS    NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                              ---------     ----------    --------------   ------------   ---------
ASSETS
CURRENT ASSETS
   Cash .................................................     $      --      $   9,424       $     404       $      --    $   9,828
   Accounts receivable, net .............................            --         93,579           5,536              --       99,115
   Inventories ..........................................            --         12,178              42              --       12,220
   Prepaid expenses and other ...........................           582          8,864             151              --        9,597
                                                              ---------      ---------       ---------       ---------    ---------
      Total current assets ..............................           582        124,045           6,133              --      130,760

PROPERTY AND EQUIPMENT, net .............................            --         47,972             560              --       48,532

GOODWILL ................................................            --         41,167              77              --       41,244

DUE FROM (TO) AFFILIATES ................................       267,612       (215,164)        (52,448)             --           --

OTHER ASSETS ............................................         2,449         12,163           2,290              --       16,902

INVESTMENT IN SUBSIDIARIES ..............................      (131,570)            --              --         131,570           --
                                                              ---------      ---------       ---------       ---------    ---------

                                                              $ 139,073      $  10,183       $ (43,388)      $ 131,570    $ 237,438
                                                              =========      =========       =========       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable .....................................     $      --      $  11,049       $     912       $      --    $  11,961
   Accrued liabilities ..................................        10,171         61,280           2,268              --       73,719
   Deferred subscription fees ...........................            --         15,409              --              --       15,409
   Current portion of long-term debt ....................            --          1,620              13              --        1,633
                                                              ---------      ---------       ---------       ---------    ---------
      Total current liabilities .........................        10,171         89,358           3,193              --      102,722

LONG-TERM DEBT, net of current portion ..................       294,221          4,308              --              --      298,529

OTHER LIABILITIES .......................................            --            477              --              --          477

DEFERRED INCOME TAXES ...................................            --          1,814          (1,164)             --          650
                                                              ---------      ---------       ---------       ---------    ---------
      Total liabilities .................................       304,392         95,957           2,029              --      402,378
                                                              ---------      ---------       ---------       ---------    ---------
MINORITY INTEREST .......................................            --             --              --             379          379
                                                              ---------      ---------       ---------       ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock .........................................           159             82              17             (99)         159
   Additional paid-in capital ...........................       138,470         54,622          34,942         (89,564)     138,470
   Retained earnings (accumulated deficit) ..............      (313,025)      (140,478)        (90,692)        231,170     (313,025)
   Accumulated other comprehensive income (loss) ........        10,316             --          10,316         (10,316)      10,316
   Treasury stock .......................................        (1,239)            --              --              --       (1,239)
                                                              ---------      ---------       ---------       ---------    ---------
      Total stockholders' equity (deficit) ..............      (165,319)       (85,774)        (45,417)        131,191     (165,319)
                                                              ---------      ---------       ---------       ---------    ---------

                                                              $ 139,073      $  10,183       $ (43,388)      $ 131,570    $ 237,438
                                                              =========      =========       =========       =========    =========

                             RURAL/METRO CORPORATION

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                                 (IN THOUSANDS)

                                                               PARENT       GUARANTORS   NON-GUARANTORS    ELIMINATIONS     TOTAL
                                                              ---------     ----------   --------------    ------------   ---------
ASSETS
CURRENT ASSETS
   Cash .................................................     $      --      $   6,763      $   1,936        $      --    $   8,699
   Accounts receivable, net .............................            --         93,471          9,789               --      103,260
   Inventories ..........................................            --         13,093             80               --       13,173
   Prepaid expenses and other ...........................           531          5,881            341               --        6,753
                                                              ---------      ---------      ---------        ---------    ---------
      Total current assets ..............................           531        119,208         12,146               --      131,885

PROPERTY AND EQUIPMENT, net .............................            --         57,271            728               --       57,999

GOODWILL ................................................            --         90,680             77               --       90,757

DUE FROM (TO) AFFILIATES ................................       294,729       (240,105)       (54,624)              --           --

OTHER ASSETS ............................................         2,356         11,684          3,853               --       17,893

INVESTMENT IN SUBSIDIARIES ..............................      (127,702)            --             --          127,702           --
                                                              ---------      ---------      ---------        ---------    ---------

                                                              $ 169,914      $  38,738      $ (37,820)       $ 127,702    $ 298,534
                                                              =========      =========      =========        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable .....................................     $      --      $   9,478      $   3,437        $      --    $  12,915
   Accrued liabilities ..................................         7,571         72,119         15,700               --       95,390
   Deferred subscription fees income ....................            --         14,707             --               --       14,707
   Current portion of long-term debt ....................       292,869          1,315            255               --      294,439
                                                              ---------      ---------      ---------        ---------    ---------
      Total current liabilities .........................       300,440         97,619         19,392               --      417,451

LONG-TERM DEBT, net of current portion ..................            --          1,272             14               --        1,286

OTHER LIABILITIES .......................................            --            994             --               --          994

DEFERRED INCOME TAXES ...................................            --          2,114         (1,164)              --          950
                                                              ---------      ---------      ---------        ---------    ---------
      Total liabilities .................................       300,440        101,999         18,242               --      420,681
                                                              ---------      ---------      ---------        ---------    ---------
MINORITY INTEREST .......................................            --             --             --            8,379        8,379
                                                              ---------      ---------      ---------        ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock .........................................           152             82             17              (99)         152
   Additional paid-in capital ...........................       137,948         54,622         34,942          (89,564)     137,948
   Retained earnings (accumulated deficit) ..............      (267,401)      (117,965)       (91,035)         209,000     (267,401)
   Accumulated other comprehensive income (loss) ........            14             --             14              (14)          14
   Treasury stock .......................................        (1,239)            --             --               --       (1,239)
                                                              ---------      ---------      ---------        ---------    ---------
      Total stockholders' equity (deficit) ..............      (130,526)       (63,261)       (56,062)         119,323     (130,526)
                                                              ---------      ---------      ---------        ---------    ---------

                                                              $ 169,914      $  38,738      $ (37,820)       $ 127,702    $ 298,534
                                                              =========      =========      =========        =========    =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                   PARENT      GUARANTORS  NON-GUARANTORS   ELIMINATIONS    TOTAL
                                                                  ---------    ----------  --------------   ------------  ---------
NET REVENUE ..................................................    $      --     $ 460,698     $  36,340       $      --   $ 497,038
                                                                  ---------     ---------     ---------       ---------   ---------
OPERATING EXPENSES
Payroll and employee benefits ................................           --       261,686        25,621              --     287,307
Provision for doubtful accounts ..............................           --        69,093           807              --      69,900
Depreciation .................................................           --        15,085            70              --      15,155
Amortization of intangibles ..................................           --            43         1,012              --       1,055
Other operating expenses .....................................           --        90,167         7,473              --      97,640
Contract termination costs and related asset impairment ......           --            (7)         (100)             --        (107)
Restructuring charge and other ...............................           --          (718)           --              --        (718)
                                                                  ---------     ---------     ---------       ---------   ---------
      Total expenses .........................................           --       435,349        34,883              --     470,232
                                                                  ---------     ---------     ---------       ---------   ---------

OPERATING INCOME .............................................           --        25,349         1,457              --      26,806
Income from wholly-owned subsidiaries ........................       27,352            --            --         (27,352)         --
Interest expense, net ........................................      (23,463)         (404)       (1,109)             --     (24,976)
Other income (expense), net ..................................           --            --            --               9           9
                                                                  ---------     ---------     ---------       ---------   ---------
INCOME BEFORE INCOME TAXES, AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE ......................................        3,889        24,945           348         (27,343)      1,839

INCOME TAX (PROVISION) BENEFIT ...............................           --         2,055            (5)             --       2,050
                                                                  ---------     ---------     ---------       ---------   ---------

INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ..................        3,889        27,000           343         (27,343)      3,889


CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE .....................................      (49,513)      (49,513)           --          49,513     (49,513)
                                                                  ---------     ---------     ---------       ---------   ---------

NET INCOME (LOSS) ............................................    $ (45,624)    $ (22,513)    $     343       $       9   $ (45,624)
                                                                  =========     =========     =========       =========   =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                            PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS       TOTAL
                                                           ---------      ----------    --------------   ------------     ---------
NET REVENUE .........................................      $      --       $ 445,892       $  58,424       $      --      $ 504,316
                                                           ---------       ---------       ---------       ---------      ---------
OPERATING EXPENSES
   Payroll and employee benefits ....................             --         261,179          39,876              --        301,055
   Provision for doubtful accounts ..................             --          96,253           6,217              --        102,470
   Depreciation .....................................             --          19,043           2,766              --         21,809
   Amortization of intangibles ......................             --           5,073           2,279              --          7,352
   Other operating expenses .........................             --         117,644          24,365              --        142,009
   Asset impairment charges .........................             --          32,338          62,015              --         94,353
   Loss on disposition of clinic operations .........             --              --           9,374              --          9,374
   Contract termination costs and related
asset
     impairment .....................................             --           9,256              --              --          9,256
   Restructuring charge and other ...................             --           9,091              --              --          9,091
                                                           ---------       ---------       ---------       ---------      ---------
         Total expenses .............................             --         549,877         146,892              --        696,769
                                                           ---------       ---------       ---------       ---------      ---------

OPERATING LOSS ......................................             --        (103,985)        (88,468)             --       (192,453)
Loss from wholly-owned subsidiaries .................       (197,769)             --              --         197,769             --
Interest expense, net ...............................        (28,962)            (17)         (1,022)             --        (30,001)
Other income (expense), net .........................             --          (4,046)             --           1,644         (2,402)
                                                           ---------       ---------       ---------       ---------      ---------

LOSS BEFORE INCOME TAXES ............................       (226,731)       (108,048)        (89,490)        199,413       (224,856)

INCOME TAX (PROVISION) BENEFIT ......................             --          (3,282)          1,407              --         (1,875)
                                                           ---------       ---------       ---------       ---------      ---------
NET LOSS ............................................      $(226,731)      $(111,330)      $ (88,083)      $ 199,413      $(226,731)
                                                           =========       =========       =========       =========      =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                 PARENT      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                                ---------    ----------   --------------   ------------   ---------
NET REVENUE .................................................   $      --     $ 485,376      $  84,698              --    $ 570,074
                                                                ---------     ---------      ---------       ---------    ---------
OPERATING EXPENSES
Payroll and employee benefits ...............................          --       272,944         50,341              --      323,285
Provision for doubtful accounts .............................          --        80,823         14,800              --       95,623
Provision for doubtful accounts -- change in accounting
 estimate ...................................................          --        65,000             --              --       65,000
Depreciation ................................................          --        22,068          2,941              --       25,009
Amortization of intangibles .................................          --         6,220          2,467              --        8,687
Other operating expenses ....................................          --       106,904         20,839              --      127,743
Restructuring charge and other ..............................          --        32,182          1,865              --       34,047
                                                                ---------     ---------      ---------       ---------    ---------
      Total expenses ........................................          --       586,141         93,253              --      679,394
                                                                ---------     ---------      ---------       ---------    ---------

OPERATING LOSS ..............................................          --      (100,765)        (8,555)             --     (109,320)
Loss from wholly-owned subsidiaries .........................     (80,698)           --             --          80,698           --
Interest expense, net .......................................     (25,045)        1,125         (2,019)             --      (25,939)
Other income (expense), net .................................          --            --             --           2,890        2,890
                                                                ---------     ---------      ---------       ---------    ---------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY
   LOSS AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE .....................................    (105,743)      (99,640)       (10,574)         83,588     (132,369)

INCOME TAX BENEFIT ..........................................       6,211        24,046          2,580              --       32,837
                                                                ---------     ---------      ---------       ---------    ---------
LOSS BEFORE EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE .....................................     (99,532)      (75,594)        (7,994)         83,588      (99,532)

EXTRAORDINARY LOSS ON EXPROPRIATION
OF CANADIAN AMBULANCE SERVICE LICENSES ......................      (1,200)           --         (1,200)          1,200       (1,200)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE ...................................................        (541)         (541)            --             541         (541)
                                                                ---------     ---------      ---------       ---------    ---------
NET LOSS ....................................................   $(101,273)    $ (76,135)     $  (9,194)      $  85,329    $(101,273)
                                                                =========     =========      =========       =========    =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                               PARENT      GUARANTORS    NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                              --------     ----------    --------------   ------------    --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ...............................................    $(45,624)     $(22,513)       $    343        $ 22,170      $(45,624)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations --
    Cumulative effect of a change in accounting
      principle ..........................................          --        49,513              --              --        49,513
    Depreciation and amortization ........................          --        15,128           1,082              --        16,210
    (Gain) loss on sale of property and equipment ........          --           152            (437)             --          (285)
    Provision for doubtful accounts ......................          --        69,093             807              --        69,900
    Deferred income taxes ................................          --          (300)             --              --          (300)
    Equity earnings net of distributions received ........          --          (249)             --              --          (249)
    Undistributed earnings of minority stockholder .......          --            --              --              (9)           (9)
    Amortization of discount on Senior Notes .............          26            --              --              --            26
    Non-cash stock compensation expense ..................          73            --              --              --            73
  Change in assets and liabilities --
    (Increase) decrease in accounts receivable ...........          --       (69,202)          1,880              --       (67,322)
    Decrease in inventories ..............................          --           915              33              --           948
    (Increase) decrease in prepaid expenses and other ....         (51)       (2,983)             16              --        (3,018)
    Increase in other assets .............................         (93)         (631)         (1,171)             --        (1,895)
    (Increase) decrease in due to/from affiliates ........      43,574       (19,540)         (2,175)        (21,859)           --
    Increase (decrease) in accounts payable ..............          --         1,571            (234)             --         1,337
    Increase (decrease) in accrued liabilities and
     other liabilities ...................................       2,600       (11,357)         (1,922)             --       (10,679)
    Increase in non-refundable subscription
     fee income ..........................................          --           702              --              --           702
                                                              --------      --------        --------        --------      --------
         Net cash provided by (used in) operating
          activities .....................................         505        10,299          (1,778)            302         9,328
                                                              --------      --------        --------        --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net ...........      (1,263)           --              --              --        (1,263)
  Repayment of debt and capital lease obligations ........          --        (1,700)           (162)             --        (1,862)
  Issuance of common stock ...............................         456            --              --              --           456
                                                              --------      --------        --------        --------      --------
         Net cash used in financing activities ...........        (807)       (1,700)           (162)             --        (2,669)
                                                              --------      --------        --------        --------      --------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ...................................          --        (6,360)           (494)             --        (6,854)
  Proceeds from the sale of property and equipment .......          --           422             600              --         1,022
                                                              --------      --------        --------        --------      --------
         Net cash provided by (used in) investing
          activities .....................................          --        (5,938)            106              --        (5,832)
                                                              --------      --------        --------        --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ..................         302            --             302            (302)          302
                                                              --------      --------        --------        --------      --------

INCREASE (DECREASE) IN CASH ..............................          --         2,661          (1,532)             --         1,129

CASH, beginning of year ..................................          --         6,763           1,936              --         8,699
                                                              --------      --------        --------        --------      --------

CASH, end of year ........................................    $     --      $  9,424        $    404        $     --      $  9,828
                                                              ========      ========        ========        ========      ========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                               PARENT      GUARANTORS    NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                              ---------    ----------    --------------   ------------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ..............................................    $(226,731)    $(111,330)      $ (88,083)      $ 199,413     $(226,731)
   Adjustments to reconcile net loss to cash
    provided by (used in) operations --
    Non-cash portion of restructuring charge .............           --         4,092              --              --         4,092
    Non-cash portion of contract termination .............           --         8,086              --              --         8,086
    Asset impairment charge ..............................           --        32,339          62,014              --        94,353
    Loss on disposition of clinic operations .............           --            --           9,374              --         9,374
    Depreciation and amortization ........................           --        24,116           5,045              --        29,161
    (Gain) loss on sale of property and equipment ........           --          (406)            (21)             --          (427)
    Provision for doubtful accounts ......................           --        96,253           6,217              --       102,470
    Deferred income taxes ................................           --         2,839          (1,889)             --           950
    Equity earnings net of distributions received ........           --           118              --              --           118
    Undistributed earnings of minority stockholder .......           --            --              --          (1,026)        1,026
    Amortization of discount on Senior Notes .............           26            --              --              --            26
    Non-cash charge related to joint venture .............           --            --              --           4,045         4,045
   Change in assets and liabilities --
    (Increase) decrease in accounts receivable ...........           --       (62,936)            837              --       (62,099)
    Decrease in inventories ..............................           --         4,925             886              --         5,811
    Decrease in prepaid expenses and other ...............           --           758             314              --         1,072
    (Increase) decrease in other assets ..................        1,030          (726)          2,159              --         2,463
    (Increase) decrease in due to/from affiliates ........      227,185       (20,236)         (4,782)       (202,167)           --
    Decrease in accounts payable .........................           --        (2,445)           (209)             --        (2,654)
    Increase in accrued liabilities and other
     liabilities .........................................        1,642        29,368           8,047              --        39,057
    Decrease in deferred subscription fees ...............           --          (264)            (18)             --          (282)
                                                              ---------     ---------       ---------       ---------     ---------
        Net cash provided by (used in) operating
         activities ......................................        3,152         4,551            (109)            265         7,859
                                                              ---------     ---------       ---------       ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings (repayments) on revolving credit facility,
    net ..................................................       (3,765)           --              --              --        (3,765)
   Repayment of debt and capital lease obligations .......           --        (2,244)           (529)             --        (2,773)
   Borrowings under capital lease obligations ............           --           283              --              --           283
   Issuance of common stock ..............................          348            --              --              --           348
                                                              ---------     ---------       ---------       ---------     ---------
        Net cash used in financing activities ............       (3,417)       (1,961)           (529)             --        (5,907)
                                                              ---------     ---------       ---------       ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures ..................................           --        (6,771)            997              --        (5,774)
   Proceeds from the sale of property and equipment ......           --         1,909              60              --         1,969
                                                              ---------     ---------       ---------       ---------     ---------
        Net cash provided by (used in) investing
         activities ......................................           --        (4,862)          1,057              --        (3,805)
                                                              ---------     ---------       ---------       ---------     ---------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ..................          265            --             265            (265)          265
                                                              ---------     ---------       ---------       ---------     ---------

INCREASE (DECREASE) IN CASH ..............................           --        (2,272)            684              --        (1,588)

CASH, beginning of year ..................................           --         9,035           1,252              --        10,287
                                                              ---------     ---------       ---------       ---------     ---------

CASH, end of year ........................................    $      --     $   6,763       $   1,936       $      --     $   8,699
                                                              =========     =========       =========       =========     =========

                             RURAL/METRO CORPORATION

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                PARENT      GUARANTORS    NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                               ---------    ----------    --------------   ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss .................................................   $(101,273)   $ (76,135)      $  (9,194)       $  85,329    $(101,273)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations --
    non-cash portion of restructuring charge ...............          --       28,873              --               --       28,873
    Extraordinary loss on expropriation of Canadian
      ambulance service licenses ...........................          --           --           1,200               --        1,200
    Cumulative effect of a change in accounting
      principle ............................................          --          541              --               --          541
    Depreciation and amortization ..........................          --       28,288           5,408               --       33,696
    (Gain) loss on sale of property and equipment ..........          --         (175)             (9)              --         (184)
    Provision for doubtful accounts ........................          --      145,823          14,800               --      160,623
    Decrease in deferred income taxes ......................          --       (9,198)           (240)              --       (9,438)
    Undistributed earnings of public/private
      partnership ..........................................          --          587              --               --          587
    Undistributed earnings of minority stockholder .........          --           --              --           (2,890)      (2,890)
    Amortization of discount on Senior Notes ...............          26           --              --               --           26
  Change in assets and liabilities --
    Increase in accounts receivable ........................          --     (107,911)        (11,308)              --     (119,219)
    (Increase) decrease in inventories .....................          --       (3,451)             81               --       (3,370)
    Decrease in prepaid expenses and other .................          --        1,791             424               --        2,215
    (Increase) decrease in other assets ....................         783       (1,052)           (191)              --         (460)
    (Increase) decrease in due to/from affiliates ..........      64,300       10,932           7,167          (82,399)          --
    Increase (decrease) in accounts payable ................          --          822          (2,491)              --       (1,669)
    Increase (decrease) in accrued liabilities and other
     liabilities ...........................................       2,162        1,707          (4,758)              --         (889)
    Increase (decrease) in deferred subscription fees ......          --           81              (1)              --           80
                                                               ---------    ---------       ---------        ---------    ---------
         Net cash provided by (used in) operating
          activities .......................................     (34,002)      21,523             888               40      (11,551)
                                                               ---------    ---------       ---------        ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on revolving credit facility, net .............      33,307           --              --               --       33,307
  Repayment of debt and capital lease obligations ..........          --       (3,993)         (1,711)              --       (5,704)
  Issuance of common stock .................................         655           --              --               --          655
                                                               ---------    ---------       ---------        ---------    ---------
         Net cash provided by (used in) financing
          activities .......................................      33,962       (3,993)         (1,711)              --       28,258
                                                               ---------    ---------       ---------        ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from expropriation of Canadian ambulance
   service licenses ........................................          --           --           2,191               --        2,191
  Capital expenditures .....................................          --      (15,174)         (1,957)              --      (17,131)
  Proceeds from the sale of property and equipment .........          --        1,300              --               --        1,300
                                                               ---------    ---------       ---------        ---------    ---------
         Net cash provided by (used in) investing
          activities .......................................          --      (13,874)            234               --      (13,640)
                                                               ---------    ---------       ---------        ---------    ---------
EFFECT OF CURRENCY EXCHANGE RATE
 CHANGE ....................................................          40           --              40              (40)          40
                                                               ---------    ---------       ---------        ---------    ---------

INCREASE (DECREASE) IN CASH ................................          --        3,656            (549)              --        3,107

CASH, beginning of year ....................................          --        5,379           1,801               --        7,180
                                                               ---------    ---------       ---------        ---------    ---------

CASH, end of year ..........................................   $      --    $   9,035       $   1,252        $      --    $  10,287
                                                               =========    =========       =========        =========    =========

                            RURAL/METRO CORPORATION

     DEBT MATURITIES

     Aggregate maturities on long-term debt for each of the fiscal years ending June 30 are as follows (in thousands):

          2003...................................       $   1,633
          2004...................................           1,255
          2005...................................         145,797
          2006...................................           1,473
          2007...................................              11
          Thereafter.............................         149,993
                                                        ---------
                                                        $ 300,162
                                                        =========

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

(11) INCOME TAXES

     The geographic sources of income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle were as follows:

                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               2002        2001          2000
                                             ---------   ---------    ---------
                                                      (IN THOUSANDS)
     United States .......................   $     395   $(177,571)   $(131,508)
     Foreign (primarily Argentina) .......       1,444     (47,285)        (861)
                                             ---------   ---------    ---------
     Income (loss) before income taxes,
     extraordinary loss and cumulative
     effect of change in accounting
     principle ...........................   $   1,839   $(224,856)   $(132,369)
                                             =========   =========    =========

     The components of the income tax (provision) benefit were as follows:

                                                            YEAR ENDED JUNE 30,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
     Current
        U.S. Federal .............................   $     --    $     --    $     --
        State ....................................       (130)       (637)       (750)
        Foreign (primarily Argentina) ............       (470)        (48)     (1,560)
                                                     --------    --------    --------
             Total current (provision) benefit ...       (600)       (685)     (2,310)
                                                     --------    --------    --------

     Deferred
        U.S. Federal .............................      2,650        (500)     32,787
        Foreign (primarily Argentina) ............         --        (690)      2,360
                                                     --------    --------    --------
             Total deferred (provision) benefit ..      2,650      (1,190)     35,147
                                                     --------    --------    --------

             Total (provision) benefit ...........   $  2,050    $ (1,875)   $ 32,837
                                                     ========    ========    ========

                            RURAL/METRO CORPORATION

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

     The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income before income taxes, extraordinary loss and cumulative effect of change in accounting principle as follows:

                                                             YEAR ENDED JUNE 30,
                                                      --------------------------------
                                                        2002        2001        2000
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
     U.S. Federal income tax (provision) benefit
       at statutory rate ..........................   $   (644)   $ 78,700    $ 46,329
     State taxes, net of federal benefit ..........        (85)      3,886       3,230
     Amortization of nondeductible goodwill .......         --      (5,660)     (3,792)
     Change in valuation allowance ................      2,292     (77,853)    (12,832)
     Other, net ...................................        487        (948)        (98)
                                                      --------    --------    --------
     (Provision for) benefit from income taxes ....   $  2,050    $ (1,875)   $ 32,837
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

                                                               JUNE 30,
                                                        ----------------------
                                                          2002          2001
                                                        ---------    ---------
                                                            (IN THOUSANDS)
     Deferred tax assets:
        Net operating loss carryforwards ...........    $  57,326    $  44,673
        Restructuring charge .......................       31,372       32,636
        Insurance claim reserves ...................       12,639       12,384
        Foreign items ..............................        2,986        2,300
        Compensation and benefits ..................        2,480        1,671
        Other ......................................        1,291        1,638
                                                        ---------    ---------
          Gross deferred tax assets ................      108,094       95,302
                                                        ---------    ---------
     Deferred tax liabilities:
        Partnership losses .........................      (23,978)     (20,983)
        Accelerated depreciation and amortization...       (8,191)      (3,703)
        Accounts receivable valuation ..............       (2,319)       3,783
        Other ......................................       (1,441)      (1,350)
                                                        ---------    ---------
          Gross deferred tax liabilities ...........      (35,929)     (22,253)
                                                        ---------    ---------

     Net deferred tax assets before valuation
      allowance ....................................       72,165       73,049

     Less: Valuation allowance .....................      (72,815)     (73,999)
                                                        ---------    ---------

     Net deferred liability ........................    $    (650)   $    (950)
                                                        =========    =========

     The Company maintains a valuation allowance for the portion of its net deferred tax assets for which it is more likely than not that the related benefits will not be realized. The valuation allowance, which totaled $72.8

                            RURAL/METRO CORPORATION
million at June 30, 2002 and $74.0 at June 30, 2001, was based upon management's analysis of available information including the net operating losses experienced in recent years. The Company will begin to release the valuation allowance when it is more likely than not that the deferred tax asset will be realized.

     Cash payments (refunds) for income taxes were ($2.2) million, $1.9 million and $2.4 million during the years ended June 30, 2002, 2001 and 2000, respectively.

(12) STOCKHOLDERS' EQUITY

     STOCKHOLDERS' RIGHTS PLAN

     In August 1995, the Company's Board of Directors adopted a stockholders' rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company's common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

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

     The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in

                            RURAL/METRO CORPORATION
one or more installments at such time as may be determined by the Committee upon grant of the options. Options granted to date vest over periods not exceeding three years. The exercise price of options will be determined by the Committee, but may not be less than the par value per share.

     The following summarizes stock option activity in the 1992 Stock Option Plan and the 2000 Non-Qualified Stock Option Plan:

                                                                           YEAR ENDED JUNE 30, 2002
                                                              ------------------------------------------------------
                                                               NUMBER OF        EXERCISE PRICE      WEIGHTED AVERAGE
                                                                 SHARES           PER SHARE          EXERCISE PRICE
                                                              ----------        --------------       --------------
Options outstanding at beginning of year ..................    4,441,668        $1.25 - $36.00           $11.77
  Granted .................................................    1,818,000        $0.39 - $0.86            $ 0.56
  Canceled ................................................     (869,183)       $0.39 - $33.38           $14.48
  Exercised ...............................................     (191,507)       $0.39 - $1.50            $ 0.98
                                                              ----------                                 ------
Options outstanding at end of year ........................    5,198,978        $0.39 - $36.00           $ 7.79
                                                              ==========                                 ======
Options exercisable at end of year ........................    3,654,817        $0.39 - $36.00           $10.48
                                                              ==========                                 ======
Options available for grant at end of year ................    1,750,294
                                                              ==========
Weighted average fair value per share of options granted ..                                              $ 0.26
                                                                                                         ======

                                                                           YEAR ENDED JUNE 30, 2001
                                                              ------------------------------------------------------
                                                               NUMBER OF        EXERCISE PRICE      WEIGHTED AVERAGE
                                                                 SHARES           PER SHARE          EXERCISE PRICE
                                                              ----------        --------------       --------------
Options outstanding at beginning of year ..................    3,581,992        $1.25 - $36.00           $17.35
  Granted .................................................    1,582,750        $1.50 - $ 2.00           $ 1.57
  Canceled ................................................     (723,074)       $1.25 - $32.25           $17.10
  Exercised ...............................................           --              --                     --
                                                              ----------                                 ------
Options outstanding at end of year ........................    4,441,668        $1.25 - $36.00           $11.77
                                                              ==========                                 ======
Options exercisable at end of year ........................    3,190,462        $1.25 - $36.00           $14.79
                                                              ==========                                 ======
Options available for grant at end of year ................    2,788,361
                                                              ==========
Weighted average fair value per share of options granted ..                                              $ 0.72
                                                                                                         ======

                                                                           YEAR ENDED JUNE 30, 2000
                                                              ------------------------------------------------------
                                                               NUMBER OF        EXERCISE PRICE      WEIGHTED AVERAGE
                                                                 SHARES           PER SHARE          EXERCISE PRICE
                                                              ----------        --------------       --------------
Options outstanding at beginning of year ..................    3,575,170        $1.25 - $36.00           $20.99
  Granted .................................................      929,109        $1.38 - $8.00            $ 7.16
  Canceled ................................................     (921,408)       $1.25 - $32.56           $21.20
  Exercised ...............................................         (879)           $1.25                $ 1.25
                                                              ----------                                 ------
Options outstanding at end of year ........................    3,581,992        $1.25 - $36.00           $17.35
                                                              ==========                                 ======
Options exercisable at end of year ........................    2,804,758        $1.25 - $36.00           $18.04
                                                              ==========                                 ======
Options available for grant at end of year ................    1,648,037
                                                              ==========
Weighted average fair value per share of options granted ..                                              $ 3.01
                                                                                                         ======

The following table details the number of options outstanding and exercisable at June 30, 2002 for options issued under the 1992 Stock Option Plan and the 2000 Non-qualified Stock Option Plan:

                            RURAL/METRO CORPORATION

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         -------------------------------------------------------       -------------------------------
                                               WEIGHTED
                                                AVERAGE              WEIGHTED                              WEIGHTED
     RANGE OF              OPTIONS             REMAINING             AVERAGE             OPTIONS            AVERAGE
 EXERCISE PRICES         OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
 ---------------         -----------       ----------------       --------------       -----------      --------------
  $0.39 - $0.39              964,163              9.47               $  0.39              274,520           $  0.39
  $0.44 - $0.86              694,000              9.29               $  0.84              376,000           $  0.85
  $1.25 - $1.38               10,640              7.24               $  1.34               10,640           $  1.34
  $1.50 - $1.50              961,583              8.14               $  1.50              506,520           $  1.50
  $1.56 - $7.13              826,750              6.74               $  5.21              776,750           $  5.42
  $7.56 - $8.00              673,440              7.02               $  7.87              673,440           $  7.87
  $8.25 - $29.00             732,809              4.05               $ 23.88              701,354           $ 23.65
 $32.25 - $34.00             303,093              4.47               $ 32.47              303,093           $ 32.47
 $34.50 - $34.50              10,000              5.39               $ 34.50               10,000           $ 34.50
 $36.00 - $36.00              22,500              4.39               $ 36.00               22,500           $ 36.00
                         -----------             -----               -------            ---------           -------
  $0.39 - $36.00           5,198,978              7.36               $  7.79            3,654,817           $ 10.48
                         ===========             =====               =======            =========           =======

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

                                                                    YEAR ENDED JUNE 30,
                                              -------------------------------------------------------------
                                                    2002                   2001                  2000
                                              -----------------      -----------------     -----------------
                                              OPTIONS      ESPP      OPTIONS      ESPP     OPTIONS      ESPP
                                              -------      ----      -------      ----     -------      ----
Risk-free interest rate.............            2.27%       1.89%      3.74%      2.55%      6.03%      6.32%
Expected dividend yield.............            0.00%       0.00%      0.00%      0.00%      0.00%      0.00%
Expected lives in years (after
  vesting for options)..............            2.72        0.50       1.35       0.50       1.35       0.50
Expected volatility.................           80.33%      119.3%     72.66%     96.75%     67.51%     99.78%

     The total value of options  granted and ESPP share discount was computed to
be  the  following  approximate  amounts,   which  would  be  amortized  on  the
straight-line basis over the vesting period:

                                                           OPTIONS   ESPP
                                                           -------   -----
      For the year ended June 30, 2002................      $  409   $  77
      For the year ended June 30, 2001................      $1,134   $ 188
      For the year ended June 30, 2000................      $2,724   $ 137

     If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company's year end net income (loss) and diluted earnings (loss) per share would have been reported as follows:

                            RURAL/METRO CORPORATION

                                                 YEAR ENDED JUNE 30,
                                         ------------------------------------
                                           2002         2001          2000
                                         ---------   ----------    ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income (loss):
       Historical .....................  $ (45,624)  $ (226,731)   $ (101,273)
       Pro forma ......................  $ (46,209)  $ (227,606)   $ (101,762)
     Diluted earnings (loss) per share:
       Historical .....................  $   (2.89)  $   (15.38)   $    (6.94)
       Pro forma ......................  $   (2.93)  $   (15.44)   $    (6.97)

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

     The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its domestic medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its domestic operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party

                            RURAL/METRO CORPORATION
payers, or an increase in the Company's cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

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

     Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

                 2003............................       $  7,878
                 2004............................          6,777
                 2005............................          5,734
                 2006............................          4,739
                 2007............................          3,112
                 Thereafter......................         10,236
                                                        --------
                      Total                             $ 38,476
                                                        ========

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

                            RURAL/METRO CORPORATION

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

     OTHER DISPUTES

     In 1994, the Company entered into a management agreement with another corporation to manage the operations of one of the Company's subsidiaries that does not provide ambulance or fire protection services. The Company also entered into an agreement whereby the corporation had the option to purchase the assets

                            RURAL/METRO CORPORATION
of the subsidiary and the Company had the option to sell the assets of the subsidiary. A dispute arose regarding the obligations under the management and option agreements. The Company settled this dispute during the year ended June 30, 2000. Losses relating to this dispute totaled approximately $1.3 million and are included in restructuring charges and other in the consolidated statement of operations for the year ended June 30, 2000.

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

                                              FAIR VALUE       RECORDED VALUE
                                              ----------       --------------
         Revolving Credit Facility.........     $93,840           $144,369
         Senior Notes......................     $97,404           $149,852

                            RURAL/METRO CORPORATION

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

     The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of and for the years ended June 30, 2002, 2001 and 2000. The Company has revised certain of the information presented below as of and for the years ended June 30, 2001 and 2000. Such revisions consist of:

     * The inclusion of alternative transportation services ($9.7 million, $10.6 million and $15.0 million in the fiscal years ended June 30,
          2002,  2001  and  2000,  respectively)  as  well  as  operational  and administrative support services related to the Company's public/private alliance with the City of San Diego ($14.7 million, $12.1 million and $9.5 million in the fiscal years ended June 30, 2002, 2001 and 2000, respectively) within the Medical Transportation and Related Services Segment (such services were previously included in the Fire and Other Segment);

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

                            RURAL/METRO CORPORATION

     Information by operating segment is set forth below:

                                                  MEDICAL
                                              TRANSPORTATION
                                                AND RELATED
                                                 SERVICES    FIRE AND OTHER    CORPORATE       TOTAL
                                                 --------    --------------    ----------    ---------
                                                                    (IN THOUSANDS)
YEAR ENDED JUNE 30, 2002
  Net revenues from external customers.......    $ 420,802     $  76,236        $      --    $ 497,038
  Segment profit (loss) .....................       51,514         9,278          (17,776)      43,016
  Segment assets ............................       97,521         1,594               --       99,115

                                                  MEDICAL
                                              TRANSPORTATION
                                                AND RELATED
                                                 SERVICES    FIRE AND OTHER    CORPORATE       TOTAL
                                                 --------    --------------    ----------    ---------
                                                                    (IN THOUSANDS)
YEAR ENDED JUNE 30, 2001
  Net revenues from external customers.......    $ 425,582     $  78,734        $      --    $ 504,316
  Segment profit (loss) .....................     (155,033)       11,643          (19,902)    (163,292)
  Segment assets ............................      102,136         1,124               --      103,260

                                                  MEDICAL
                                              TRANSPORTATION
                                                AND RELATED
                                                 SERVICES    FIRE AND OTHER    CORPORATE       TOTAL
                                                 --------    --------------    ----------    ---------
                                                                    (IN THOUSANDS)
YEAR ENDED JUNE 30, 2000
  Net revenues from external customers.......    $ 492,218     $  77,856        $      --    $ 570,074
  Segment profit (loss) .....................      (59,913)       14,522          (30,233)     (75,624)
  Segment assets ............................      139,525         4,380               --      143,905

     A reconciliation of segment profit (loss) to income (loss) before income taxes, extraordinary loss and cumulative effect of change in accounting principle is as follows:

                                              2002         2001         2000
                                            ---------    ---------    ---------
     Segment profit (loss) ..............   $  43,016    $(163,292)   $ (75,624)
     Depreciation and amortization ......     (16,210)     (29,161)     (33,696)
     Interest expense, net ..............     (24,976)     (30,001)     (25,939)
     Other income (expense), net ........           9       (2,402)       2,890
                                            ---------    ---------    ---------
     Income (loss) before income taxes,
       extraordinary loss and
       cumulative effect of change
       in accounting principle ..........   $   1,839    $(224,856)   $(132,369)
                                            =========    =========    =========

                            RURAL/METRO CORPORATION

A reconciliation of segment assets to total assets is as follows:

                                          2002         2001         2000
                                       ----------   ----------   ----------
     Segment assets.................   $   99,115   $  103,260   $  143,905
     Cash...........................        9,828        8,699       10,287
     Inventories....................       12,220       13,173       19,070
     Prepaid expenses and other.....        9,597        6,753        6,552
     Property and equipment, net....       48,532       57,999       85,919
     Goodwill.......................       41,244       90,757      207,200
     Other assets...................       16,902       17,893       18,284
                                       ----------   ----------   ----------
                                       $  237,438   $  298,534   $  491,217
                                       ==========   ==========   ==========

Information concerning principal geographic areas is set forth below:

                                           2002                     2001                      2000
                                  -----------------------   -----------------------   -----------------------
                                            NET PROPERTY              NET PROPERTY              NET PROPERTY
                                  REVENUE   AND EQUIPMENT   REVENUE   AND EQUIPMENT   REVENUE   AND EQUIPMENT
                                  -------   -------------   -------   -------------   -------   -------------
                                                               (IN THOUSANDS)
United States ................    $471,644     $ 48,198     $461,227     $ 57,682     $517,315     $ 79,257
Latin America (primarily
  Argentina) .................      25,394          334       43,089          317       52,759        6,662
                                  --------     --------     --------     --------     --------     --------
     Total ...................    $497,038     $ 48,532     $504,316     $ 57,999     $570,074     $ 85,919
                                  ========     ========     ========     ========     ========     ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME             AGE             POSITIONS WITH THE COMPANY
       ----             ---             --------------------------
Cor J. Clement, Sr.      54       Chairman of the Board and Director (3)

Jack E. Brucker          50       President, Chief Executive Officer and
                                    Director

John S. Banas III        40       Senior Vice President and General Counsel

Barry D. Landon          55       Senior Vice President of National Billing and
                                    Collections

Randall L. Harmsen       51       Vice President of Finance, Chief Accounting
                                    Officer

Mary Anne Carpenter      57       Director (1) (2) (4)

Louis G. Jekel           61       Vice Chairman of the Board, Secretary and
                                    Director

William C. Turner        73       Director (1) (2) (3) (4)

Henry G. Walker          55       Director (1) (2) (3) (4)

Louis A. Witzeman        77       Director

----------
(1)  Member of the Compensation Committee.
(2)  Member of the Corporate Governance Committee.
(3)  Member of the Executive Committee.
(4)  Member of the Audit Committee.

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

     JACK E. BRUCKER has served as our President and Chief Executive Officer and has been a member of our Board of Directors since February 2000. Mr. Brucker served as our Senior Vice President and Chief Operating Officer from December 1997 until February 2000. Mr. Brucker founded and served as President of Pacific Holdings, a strategic consulting firm, from July 1989 until December 1997. Mr. Brucker served as President of Pacific Precision Metals, a consumer products company, from September 1987 until June 1989.

     JOHN S. BANAS III has served as our Senior Vice President and General Counsel since April 2000. Mr. Banas served as our General Counsel from September 1999 through April 2000. Mr. Banas served as General Counsel at SpinCycle Inc. in Scottsdale, Arizona from 1998 to September 1999. From 1995 to 1998, he was Senior Corporate Counsel to Lam Research Corporation in Fremont, California; and from 1992 to 1995 served as corporate, real estate, and environmental counsel at the law firm of Wilson, Sonsini, Goodrich & Rosati in Palo Alto, California. Mr. Banas served as litigation counsel from 1989 to 1992 at the law firm of Thelen,

Marrin, Johnson & Bridges (now Thelen, Reid & Priest) in San Francisco, California.

     BARRY D. LANDON has served as Senior Vice President of National Billing and Collections since May 2002, and Vice President of National Billing and Collections from May 2000 to May 2002. Mr. Landon also has served as the President of the Southwest Emergency Services Group since November 1999. Mr. Landon served as Director of National Billing from February 1998 to May 2000. Prior to joining the Company, Mr. Landon served as President and Chief Financial Officer of SW General, Inc., d/b/a Southwest Ambulance, from June 1977 through February 1998, which was acquired by the Company on June 30, 1997.

     RANDALL L. HARMSEN has served as Vice President of Finance and Chief Accounting Officer since July 2000. Mr. Harmsen served as Vice President of Network Management and Chief Financial Officer for United Healthcare of Arizona Inc. in Phoenix, Arizona, from 1997 until the time he joined our company. From 1994 to 1997, he was Vice President of Finance for Carondelet Health Care Corporation in Tucson, Arizona. From 1989 to 1994, Mr. Harmsen served as Chief Financial Officer for Presbyterian Healthcare Services in Albuquerque, New Mexico; and from 1977 to 1989, he was Chief Financial Officer for St. Luke's Hospital in Davenport, Iowa.

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

     WILLIAM C. TURNER has been a member of our Board of Directors since November 1993. Mr. Turner is currently Chairman and Chief Executive Officer of Argyle Atlantic Corporation, an international merchant banking and management consulting firm; a trustee of the United States Council for International Business; a trustee and past Chairman of the American Graduate School of International Management (Thunderbird); and a Board member and former Chairman of the Board of Directors of Mercy Ships International, Incorporated. Mr. Turner is also a former United States Ambassador and permanent representative to the Organisation for Economic Co-operation and Development.

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

     LOUIS A. WITZEMAN is the founder of our company. Mr. Witzeman has served as a member of our Board of Directors since our formation in 1948, currently serving as Chairman of the Board Emeritus. Mr. Witzeman served as our Chief Executive Officer and Chairman of the Board of Directors from 1948 until his retirement in 1980.

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

     Based solely on our review of the copies of such forms received by us during the fiscal year ended June 30, 2002, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year. We have relied solely on written representations of our directors and executive officers, and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended June 30, 2000, 2001, and 2002 by our Chief Executive Officer and our three most highly compensated executive officers who were in office at June 30, 2002. The table also sets forth this information for one other executive officer who is no longer with our company at June 30, 2002, whose aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                          -----------
                                           ANNUAL COMPENSATION            SECURITIES    ALL OTHER
NAME AND PRINCIPAL                   ---------------------------------    UNDERLYING   COMPENSATION
POSITION AT YEAR-END                 YEAR   SALARY ($) (1)   BONUS ($)    OPTIONS (#)    ($) (2)
--------------------                 ----   --------------   ---------    -----------    -------
Jack E. Brucker                      2002      $594,615      $307,000       125,000       $3,400
Chief Executive Officer              2001      $447,077      $ 43,600       200,000       $3,200
and President (3)                    2000      $314,246            --        21,000       $3,200

John S. Banas III                    2002      $267,692      $ 84,000        80,000       $2,400
Senior Vice President                2001      $207,800      $ 18,020       150,000           --
and General Counsel                  2000      $126,438            --        17,500           --

Barry D. Landon                      2002      $209,231      $ 87,500        70,000           --
Senior Vice President of             2001      $199,039      $ 87,500        30,000           --
National Billing and Collections     2000      $174,269      $ 45,750        15,000           --

Randall L. Harmsen                   2002      $200,000      $ 64,750        60,000       $3,373
Vice President of Finance            2001      $182,577            --        20,000           --
                                     2000            --            --            --           --

Dr. Michel Sucher                    2002      $210,000            --            --
Former Senior Vice President and     2001      $201,923      $ 19,500        75,000       $3,200
Chief Medical Officer (4)            2000      $184,231            --        12,500       $3,200

----------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.
(2) Unless otherwise indicated, consists of company-matching contributions to our 401(k) plan paid in cash.
(3) Mr. Brucker became our President and Chief Executive Officer in February 2000. From December 1997 until February 2000, Mr. Brucker served as our Senior Vice President and Chief Operating Officer.
(4) Dr. Sucher became an executive officer of our Company during February 2000. Dr. Sucher's employment with the Company terminated in July 2001.
(5)  Includes $193,846 paid to Dr. Sucher pursuant to his employment agreement.

OPTION GRANTS

     The following table represents the options granted to the listed officers in the last fiscal year and the value of the options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            PERCENT OF
                           NUMBER OF      TOTAL OPTIONS
                          SECURITIES        GRANTED TO     EXERCISE OR                   GRANT DATE
                      UNDERLYING OPTIONS   EMPLOYEES IN    BASE PRICE     EXPIRATION      PRESENT
                        GRANTED (#)(1)     FISCAL YEAR      ($/SHARE)        DATE       VALUE ($)(2)
                        --------------     -----------      ---------        ----       ------------
Jack E. Brucker            125,000 (3)         6.9%           $0.84         7/2/2011      $ 36,725
John S. Banas III           80,000             4.4%           $0.39       12/17/2011      $ 14,165
Randall L. Harmsen          60,000             3.3%           $0.39       12/17/2011      $ 10,624
Barry D. Landon             70,000             3.9%           $0.39       12/17/2011      $ 12,395
Dr. Michel Sucher (4)           --              --               --               --      $     --

----------
(1) Except as otherwise indicated, all of the options vest and become exercisable as follows: one-third at grant date in December 2001, one-third in December 2002 and one-third in December 2003.
(2) The hypothetical present value of the options at the date of grant was determined using the Black-Scholes option pricing model. The Black-Scholes model estimates the present value of an option by considering a number of factors, including the exercise price of the option, the volatility of our common stock, the dividend rate, the term of the option, the time it is expected to be outstanding, and interest rates. The Black-Scholes values were calculated using the following assumptions: (a) risk-free interest rate of 2.27%; (b) a dividend yield of 0.00%; (c) an expected life of the option after vesting of 2.72 years; and (d) an expected volatility of 80.33%.
(3) Mr. Brucker's options vested and became exercisable immediately upon grant in July 2001.

(4)  Dr. Sucher's employment terminated in July 2001.

OPTION HOLDINGS

     The following table represents certain information respecting the options held by the listed officers as of June 30, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                     OPTIONS AT                    IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED                           FISCAL YEAR-END(#)               AT FISCAL YEAR-END (2)
                       ON EXERCISE OF         VALUE         ----------------------------      ------------------------------
                       STOCK OPTIONS(#)     REALIZED(1)     EXERCISABLE    UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                       ----------------     -----------     -----------    -------------      -----------      -------------
John S. Banas III              --                  --          144,167        103,333           $296,868         $277,232
Jack E. Brucker                --                  --          356,000         50,000           $587,750         $ 80,500
Randall L. Harmsen             --                  --           40,000         40,000           $104,100         $128,800
Barry D. Landon                --                  --           84,934         59,166           $117,335         $171,365
Dr. Michel Sucher          25,000            $ 32,000               --             --           $     --         $     --

----------
(1) Calculated based on the market price at exercise multiplied by the number of options exercised less the total exercise price of the options exercised.
(2) Calculated based on $3.61, which was the closing sales price of our common stock as quoted on the Nasdaq Small Cap Market on June 28, 2002, multiplied by the number of applicable shares in-the-money less the total exercise price.

EMPLOYMENT AGREEMENTS

     Effective  July 1, 2001, we entered into an employment  agreement with Jack
E. Brucker, our President and Chief Executive Officer, for a five-year term expiring July 1, 2006, which automatically renews for one-year periods thereafter. Mr. Brucker receives a base salary of $600,000, and participates in our stock option plans and other generally available benefit programs. Mr. Brucker also received a signing bonus of $200,000, 50% of which was payable to him on July 1, 2001, and 50% of which was payable on July 1, 2002. In addition, Mr. Brucker participates in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Brucker's employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment  agreement  for good  reason,  or should  we  propose  to modify  his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period equal to the greater of
(i) two years, or (ii) five years minus the number of days between July 1, 2001, and the effective date of termination of employment. If Mr. Brucker terminates his employment agreement without good reason (and for reasons other than health considerations), he will not receive any severance benefits and will pay us a sum equal to the net base salary received by him during the period equal to the greater of (i) two years preceding termination of employment, or (ii) five years minus the number of days between July 1, 2001 and the effective date of the termination of employment.

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

     In April 2001, we entered into an employment agreement with Mr. John S. Banas III to become our Senior Vice President and General Counsel for a two-year term expiring April 23, 2003, which automatically renews for one-year periods thereafter. Under Mr. Banas' employment agreement, he is to receive a base salary of $240,000, and is entitled to participate in our stock option plans and our other generally available benefit programs. Mr. Banas is also entitled to participate in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Banas' employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment agreement for good reason, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period of twenty-four months. If Mr. Banas terminates his employment agreement without good reason, he will not receive any severance benefits.

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

     In June 2000, we entered into an employment agreement with Mr. Harmsen for a term expiring December 31, 2000, which agreement automatically renews for one-year periods thereafter. Mr. Harmsen receives a base salary of $189,615, and is entitled to participate in our management incentive program, stock option plans and other generally available benefit programs. Mr. Harmsen's employment agreement provides that should his employment agreement terminate or fail to be renewed without cause or for good reason, as defined, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his base salary and other benefits for 12 months. If Mr. Harmsen terminates his employment agreement without good reason, he will not receive any severance benefits. Mr. Harmsen has agreed not to compete against us for 24 months after the effective date of termination.

     An employment agreement with Dr. Sucher expired in December 2000. Due to Dr. Sucher's termination on July 12, 2001, Dr. Sucher is entitled to receive certain severance benefits, including base salary and other benefits provided by the agreements for one year from the date of termination. In addition, his employment agreement provides for us to indemnify him for certain liabilities arising from actions taken within the scope of employment.

     Change of control agreements entered into by Messrs. Brucker, Banas and Harmsen provide that in the event of a change of control and the surviving entity or individuals in control do not offer such persons employment, terminate their employment without cause, or such persons terminate their employment for good reason, such persons will receive a lump sum equal to (A) 150% (200% in the case of Messrs. Brucker and Banas) of (i) their applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to them during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under such employees employment agreement. In addition, each executive would be entitled to receive certain benefits, including the acceleration of exercisability of their stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. Pursuant to the terms of the change of control agreements, the health and other benefits received under the change of control agreement by such executive will be reduced or eliminated to the extent such benefits are received under the executive's employment agreement. In addition, the change of control agreements place a ceiling on the aggregate amount of benefits any executive may receive under the agreement. Each executive will receive an amount equal to 2.99 times the amount of annualized includable compensation received by the executive as determined under the Internal Revenue Code. Any payments received under the change of control agreement may be reduced by amounts we pay such executive under their respective employment agreements.

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

COMPENSATION OF DIRECTORS

     Officers  who  serve  on the  Board  of  Directors  receive  no  additional compensation. We paid a director's fee in fiscal 2002 to Mr. Clement, our Chairman of the Board of Directors, of $45,000 plus reimbursement for expenses for each Board or committee meeting he attended. We pay all other non-employee Board members, with the exception of Mr. Witzeman, an annual retainer of $15,000. Non-employee directors, with the exception of Mr. Jekel, also receive $1,000 for each Board meeting attended, $500 for each Board meeting participated in telephonically, $500 for each committee meeting attended, and $250 for each committee meeting participated in telephonically. We also pay $2,500 annually to any non-employee chairman of each of the committees of the Board of Directors. Under the terms of our 1992 Stock Option Plan, non-employee directors receive
(i) stock options to purchase 10,000 shares upon their first election to the Board of Directors and options to purchase 2,500 shares at the meeting of the Board of Directors held immediately after the annual meeting of stockholders (except that the Chairman of the Board receives stock options to acquire 5,000 shares), and (ii) each year each non-employee Board member receives stock options to acquire a number of shares equal to 1,000 shares for each $0.05 increase in our earnings per share over the previous fiscal year, subject to a maximum of 5,000 shares of stock per non-employee Board member. Messrs. Jekel and Witzeman receive compensation for consulting services, which includes serving on the Board of Directors. See "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation." In fiscal 2002, we granted to the following individuals options to purchase the following shares of common stock as consideration to serve as a director: 5,000 to Mr. Clement, and 2,500 to each of Messrs. Jekel, Turner, Walker, Witzeman, and Ms. Carpenter. The options have an exercise price of $0.44 per share. In addition, in October 2002, we granted options to purchase 5,000 shares of common stock to each of the following non-employee Board members in connection with our earnings per share over the previous fiscal year: Messrs. Clement, Jekel, Turner, Walker, Witzeman, and Ms. Carpenter. The options have an exercise price of $2.24 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended June 30, 2002, our Compensation Committee consisted of Messrs. Walker and Turner and Ms. Carpenter, currently directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to beneficial ownership of our common stock on October 24, 2002 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.

                                                     AMOUNT
                                                  BENEFICIALLY
                                                     OWNED
NAME OF BENEFICIAL OWNER                            (1)(2)(3)        PERCENT (2)
------------------------                            ---------        -----------

Jack E. Brucker                                     381,000 (4)          2.3%
John S. Banas, III                                  235,313 (4)          1.4%
Mary Anne Carpenter                                  25,000 (4)             *
Cor J. Clement, Sr.                                  43,250 (4)             *
Randall L. Harmsen                                   97,427 (4)             *
Louis G. Jekel                                      137,213 (5)             *
Barry D. Landon                                     118,268 (4)             *
Dr. Michel Sucher                                    58,546 (4)             *
William C. Turner                                    40,500 (4)             *
Henry G. Walker                                      27,500 (4)             *
Louis A. Witzeman                                   157,356 (6)          1.0%
Executive officers and directors
 as a group (9 persons)                           1,321,373              7.7%

* Less than 1%

----------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) The percentages shown are calculated based upon 16,138,195 shares of common stock outstanding on October 24, 2002. The number and percentages shown include the shares of common stock actually owned as of October 24, 2002 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 24, 2002. In calculating the percentage ownership, shares that the identified person or group had the right to acquire within 60 days after October 24, 2002 are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.
(3) Excludes the following fully vested shares of common stock held by the ESOP for the benefit of the following individuals: 2,303 shares for Mr. Landon and 1,097 for Dr. Sucher. These persons have sole voting power with respect to the shares held in their account by the ESOP.
(4) Includes shares of common stock issuable upon exercise of stock options with respect to the following persons: Mr. Brucker, 356,000 shares; Mr. Banas, 220,834 shares; Ms. Carpenter, 25,000 shares; Mr. Clement, 31,250 shares; Mr. Harmsen, 60,000 shares; Mr. Landon, 118,268 shares; Dr. Sucher, 24,461 shares; Mr. Turner, 32,500 shares; and Mr. Walker, 27,500 shares.
(5) Includes 85,963 shares of common stock, of which 74,299 are held by the Louis G. Jekel Trust dated July 25, 1996. Also includes 51,250 shares of common stock issuable upon exercise of stock options.
(6) Includes 106,106 shares, of which 36,062 shares are held by the Louis Witzeman, Jr. Family Investments Limited Partnership, and 70,044 shares are held by the Witzeman Family Trust. Also includes 51,250 shares of common stock issuable upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table represents securities authorized for issuance under equity compensation plans at June 30, 2002.

                    EQUITY COMPENSATION PLAN INFORMATION (1)

                                          NUMBER OF SECURITIES
                                            TO BE ISSUED UPON          WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                         EXERCISE OF OUTSTANDING       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                                OPTIONS               OUTSTANDING OPTIONS     FUTURE ISSUANCE UNDER PLAN
                                         -----------------------      -------------------     --------------------------
Equity compensation plan
approved by stockholders:                       3,531,732                    $11.02                    1,534,048

Equity compensation plan not
approved by stockholders:                       1,667,246                    $ 0.97                      216,246
                                               ----------                    ------                   ----------
Total                                           5,198,978                    $ 7.79                    1,750,294
                                               ==========                    ======                   ==========

----------
(1) We maintain an Employee Stock Purchase Plan ("ESPP") under which we have issued 1,176,832 shares of our common Stock to our employees, and currently have 973,168 shares of our common stock available for future issuance. Under the ESPP, the sales price of the shares of our common stock is equal to 85% of the closing price of the stock on the first day or last day of the offering period or the nearest prior day on which trading occurred on the Nasdaq SmallCap Market. The ESPP has been approved by the holders of our common stock.

     For a description of the 2000 Stock Option Plan, refer to note 13 of Notes to our Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We paid approximately $138,000 during the year ended June 30, 2002 for legal services to Jekel & Howard, of which Lou Jekel, a member of our Board of Directors, is a principal.

     Louis A. Witzeman, a member of our Board of Directors, is our founder and served as our Chief Executive Officer until 1980. Mr. Witzeman was paid approximately $46,000 during the year ended June 30, 2002 under four leases for fire and ambulance stations. These leases may be cancelled by us at any time. Mr. Witzeman received $89,000 during the fiscal year ended June 30, 2002 for fire protection and EMS advisory and consulting services and for serving on the Board of Directors. We also provide Mr. Witzeman with an automobile for personal use.

     We believe that the related party transactions listed above were provided on terms no less favorable to us than could have been obtained from unrelated firms or third parties. All future transactions between us and our officers, directors, and principal stockholders are expected to be on terms no less favorable to us than could be obtained from unaffiliated persons and will require the approval of our independent directors.

ITEM 14. CONTROLS AND PROCEDURES

     Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

                                                                            PAGE
                                                                            ----
          (i)  Financial Statements

               (1)  Report of Independent Accountants........................ 48
                    Report of Independent Public Accountants................. 49
               (2)  Consolidated Financial Statements
                    Consolidated Balance Sheet at June 30, 2002 and 2001..... 51
                    Consolidated Statement of Operations for the Years
                      Ended June 30, 2002, 2001, and 2000.................... 52
                    Consolidated Statement of Changes in Stockholders'
                      Equity (Deficit) for the Years Ended June 30, 2002,
                      2001, and 2000......................................... 53
                    Consolidated Statement of Cash Flows for the Years
                      Ended June 30, 2002, 2001, and 2000.................... 54
                    Notes to Consolidated Financial Statements............... 55

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

     (b)  Reports on Form 8-K:

          We filed the following report on Form 8-K during the quarter ended June 30, 2002:

          Report on Form 8-K filed with the Commission on April 18, 2002 relating to a notice received from the Nasdaq Listing Qualifications Panel indicating it had determined that the Company's securities will continue to be listed on the Nasdaq SmallCap Market via an exception to the bid price and net income/stockholders' equity/market capitalization requirements.

     (c)  Exhibits

      EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
      -----------                  ----------------------

          2 Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993 (1)

         3.1(a)     Second  Restated   Certificate  of   Incorporation   of  the
                    Registrant filed with the Secretary of State of Delaware on January 18, 1995 (6)

         3.1(b) Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities Transfer, Inc., the Rights Agent (7)

         3.2        Amended and Restated Bylaws of the Registrant (1)

      EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
      -----------                  ----------------------

         4.1 Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

         4.2 Indenture dated as of March 16, 1998, by and among the Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee (10)

         4.3        Form of Global Note (included in Exhibit 4.2) (10)

         4.4 Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors (10)

        10.3(a) 1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended (1)

        10.3(b) Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994 (2)

        10.3(c) Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994 (3)

        10.4 Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant (1)

        10.5 Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (13)

        10.6 Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (13)

        10.7        2000  Non-Qualified  Stock Option Plan,  adopted  August 11,
                    2000 (22)

        10.15 Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997 (1)

        10.16(d) Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated November 24, 1997, (ii) R. Bruce Hillier, effective October 28, 1997, (iii) Dr. Michel A. Sucher, effective December 1, 1995, and (iv) John S. Banas III, effective September 27, 2002 (12)

        10.16(g) Employment Agreement by and between Registrant and John B. Furman effective July 29, 1999 (14)

        10.16(h) Change of Control Agreement by and between Registrant and John B. Furman, effective November 1, 1999 (14)

      EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
      -----------                  ----------------------

        10.16(l)    Employment  Agreement by and between the Registrant and Jack
                    E. Brucker, effective April 19, 2001 (21)

        10.16(m) Form of Employment Agreement by and between the Registrant and each of the following executive officers: (i) Dr. Michel
                    A. Sucher, effective November 7, 1997, and (ii) R. Bruce Hillier, effective October 20, 1997 (15)

        10.16(n)    Employment  Agreement by and between the Registrant and John
                    S. Banas III, effective April 23, 2001 (21)

        10.17 Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998 (1)

        10.18(a) Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (13)

        10.21 Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1)

        10.22 Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990 (1)

        10.36 Employee Stock Purchase Plan, as amended through November 20, 1997 (12)

        10.37(a) Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement (3)

        10.37(b) Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral (12)

        10.45 Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement (11)

        10.54 Purchase Agreement dated January 16, 1998 and Complementary Agreement dated March 26, 1998 between Rural/Metro Corporation and Messrs. Horacio Artagaueytia, Jose Mateo Campomar, Alberto Fluerquin, Carlos Mezzera, Renato Ribeiro, Gervasio Reyes, and Carlos Arturo Delmiro Marfetan with respect to the stock of Peimu S.A., Recor S.A., Marlon S.A., and Semercor S.A (9)

        10.55 Provisional Waiver and Standstill Agreement dated as of March 14, 2000 (16)

        10.56       First   Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of April 13, 2000 (16)

      EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
      -----------                  ----------------------

        10.57       Second  Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of July 14, 2000 (17)

        10.59       Third   Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of October 16, 2000 (18)

        10.60       Fourth  Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of January 31, 2001 (19)

        10.61       Fifth   Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of April 23, 2001 (20)

        10.62       Sixth   Amendment  to  Provisional   Waiver  and  Standstill
                    Agreement dated as of August 1, 2001 (23)

        10.63 Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001 (24)

        21          Subsidiaries of Registrant*

        23          Consent of PricewaterhouseCoopers LLP*

        99.1        Section 906 Certification of Jack E. Brucker**

        99.2        Section 906 Certification of Randall L. Harmsen**

----------
*    Previously filed.
**   Filed herewith.

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

                                       RURAL/METRO CORPORATION

                                       By: /s/ JACK E. BRUCKER
                                           -------------------------------------
                                           Jack E. Brucker
                                           President and Chief Executive Officer
October 28, 2002

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

Date: October 28, 2002

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

Date: October 28, 2002

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