Form 10-Q
period 2002-09-30
RURAL METRO CORP /DE/
filed 2002-11-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

At November 8, 2002, there were 16,140,861 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2002

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements:

               Consolidated Balance Sheet                                     4

               Consolidated Statement of Operations and
                 Comprehensive Income (Loss)                                  5

               Consolidated Statement of Cash Flows                           6

               Notes to Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of Financial               25
               Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      42

     Item 4. Controls and Procedures                                         42

Part II. Other Information

     Item 1. Legal Proceedings                                               42

     Item 2. Changes in Securities and Use of Proceeds                       43

     Item 6. Exhibits and Reports on Form 8-K                                43

     Signatures                                                              44

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30,    JUNE 30,
                                                          2002          2002
                                                        ---------     ---------
                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS

Cash ...............................................    $   4,417     $   9,828
Accounts receivable, net ...........................       97,736        99,115
Inventories ........................................       11,666        12,220
Prepaid expenses and other .........................        8,750         9,015
                                                        ---------     ---------
          Total current assets .....................      122,569       130,178
PROPERTY AND EQUIPMENT, net ........................       46,524        48,532
GOODWILL ...........................................       41,167        41,244
OTHER ASSETS .......................................       23,703        17,484
                                                        ---------     ---------
                                                        $ 233,963     $ 237,438
                                                        =========     =========

                   LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable ...................................    $  10,135     $  11,961
Accrued liabilities ................................       53,934        73,719
Deferred subscription fees .........................       15,632        15,409
Current portion of long-term debt ..................        1,543         1,633
                                                        ---------     ---------
          Total current liabilities ................       81,244       102,722
LONG-TERM DEBT, net of current portion .............      306,288       298,529
OTHER LIABILITIES ..................................          408           477
DEFERRED INCOME TAXES ..............................          650           650
                                                        ---------     ---------
          Total liabilities ........................      388,590       402,378
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ..................................          379           379
                                                        ---------     ---------
REDEEMABLE PREFERRED STOCK .........................        4,189            --
                                                        ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock .......................................          164           159
Additional paid-in capital .........................      138,760       138,470
Accumulated deficit ................................     (296,880)     (313,025)
Accumulated other comprehensive income (loss) ......           --        10,316
Treasury stock .....................................       (1,239)       (1,239)
                                                        ---------     ---------
          Total stockholders' equity (deficit) .....     (159,195)     (165,319)
                                                        ---------     ---------
                                                        $ 233,963     $ 237,438
                                                        =========     =========

                             See accompanying notes

                             RURAL/METRO CORPORATION
      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2002         2001
                                                                         ---------    ---------
NET REVENUE ..........................................................   $ 125,565    $ 116,474
                                                                         ---------    ---------
OPERATING EXPENSES
  Payroll and employee benefits ......................................      71,112       68,321
  Provision for doubtful accounts ....................................      18,725       16,738
  Depreciation and amortization ......................................       3,440        4,031
  Other operating expenses ...........................................      22,534       21,530
                                                                         ---------    ---------
        Total operating expenses .....................................     115,811      110,620
                                                                         ---------    ---------
OPERATING INCOME .....................................................       9,754        5,854
Interest expense, net ................................................      (5,886)      (6,824)
                                                                         ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ............................................       3,868         (970)
INCOME TAX PROVISION .................................................         (55)         (20)
                                                                         ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ................       3,813         (990)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Includes
  gain on the disposition of Latin American operations
  of $12,488 in 2002) ................................................      12,332         (200)
                                                                         ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ............................................      16,145       (1,190)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...................          --      (49,513)
                                                                         ---------    ---------
NET INCOME (LOSS) ....................................................   $  16,145    $ (50,703)
                                                                         =========    =========
Cumulative translation adjustments ...................................        (242)         (40)
Recognition of cumulative translation adjustment in connection
  with the disposition of Latin American operations ..................     (10,074)          --
                                                                         ---------    ---------
COMPREHENSIVE INCOME (LOSS) ..........................................   $   5,829    $ (50,743)
                                                                         =========    =========
INCOME (LOSS) PER SHARE
  Basic --
    Income (loss) from continuing operations before
      cumulative effect of change in accounting principle ............   $    0.24    $   (0.07)
    Income (loss) from discontinued operations .......................        0.77        (0.01)
                                                                         ---------    ---------
    Income (loss) before cumulative effect of change
      in accounting principle ........................................        1.01        (0.08)
    Cumulative effect of change in accounting principle ..............          --        (3.29)
                                                                         ---------    ---------
Net income (loss) ....................................................   $    1.01    $   (3.37)
                                                                         =========    =========
  Diluted --
    Income (loss) from continuing operations before
      cumulative effect of change in accounting principle ............   $    0.21    $   (0.07)

    Income (loss) from discontinued operations .......................        0.70        (0.01)
                                                                         ---------    ---------
    Income (loss) before cumulative effect of change in
      accounting principle ...........................................        0.91        (0.08)

    Cumulative effect of change in accounting principle ..............          --        (3.29)
                                                                         ---------    ---------
Net income (loss) ....................................................   $    0.91    $   (3.37)
                                                                         =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC ........................      15,994       15,031
                                                                         =========    =========
AVERAGE NUMBER OF SHARES OUTSTANDING -- DILUTED ......................      17,778       15,031
                                                                         =========    =========

                             See accompanying notes

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                2002        2001
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .........................................................   $ 16,145    $(50,703)
Adjustments to reconcile net income (loss) to cash used in operating activities --
  Non-cash portion of gain on disposition of Latin American operations ....    (13,732)         --
  Cumulative effect of change in accounting principle .....................         --      49,513
  Depreciation and amortization ...........................................      3,448       4,331
  (Gain) loss on sale of property and equipment ...........................       (172)         57
  Provision for doubtful accounts .........................................     18,725      16,886
  Equity earnings net of distributions received ...........................       (877)       (104)
  Amortization of debt discount ...........................................          6           6
Change in assets and liabilities --
  Increase in accounts receivable .........................................    (17,926)    (19,045)
  Decrease in inventories .................................................        493          23
  Decrease in prepaid expenses and other ..................................         71          88
  (Increase) decrease in other assets .....................................       (708)       (965)
  Increase (decrease) in accounts payable .................................     (1,791)      2,490
  Decrease in accrued liabilities and other liabilities ...................     (8,324)     (7,856)
  Increase (decrease) in deferred subscription fees .......................        224         (49)
                                                                              --------    --------
      Net cash used in operating activities ...............................     (3,002)     (5,328)
                                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ......................................................     (2,011)     (1,501)
Proceeds from the sale of property and equipment ..........................        214         332
                                                                              --------    --------
      Net cash used in investing activities ...............................     (1,797)     (1,169)
                                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on revolving credit facility ...................................         --         (13)
Repayment of debt and capital lease obligations ...........................       (356)       (443)
Cash paid for debt issuance costs .........................................       (391)         --
Issuance of common stock ..................................................        156         153
                                                                              --------    --------
      Net cash used in financing activities ...............................       (591)       (303)
                                                                              --------    --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH ..........................        (21)        (40)
                                                                              --------    --------
DECREASE IN CASH ..........................................................     (5,411)     (6,840)
CASH, beginning of period .................................................      9,828       8,699
                                                                              --------    --------
CASH, end of period .......................................................   $  4,417    $  1,859
                                                                              ========    ========

                             See accompanying notes

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

(1)  INTERIM RESULTS

     In the opinion of management, the consolidated financial statements for the three month periods ended September 30, 2002 and 2001 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet included in the Company's annual report on Form 10-K, as amended, for the year ended June 30, 2002 but does not include all of the disclosures required by generally accepted accounting principles.

(2)  LIQUIDITY

     During the three months ended September 30, 2002, the Company had net income of $16.1 million compared with a net loss of $50.7 million in the three months ended September 30, 2001. Net income in the three months ended September 30, 2002 included a $12.5 million gain related to the disposition of the Company's Latin American operations while the three months ended September 30, 2001 included a charge of $49.5 million relating to the adoption effective July 1, 2001 of the new goodwill accounting standard as discussed in Note 7. The Company's operating activities utilized cash totaling $3.0 million in the three months ended September 30, 2002 and $5.3 million in the three months ended September 30, 2001. Cash flow from operating activities in each of the three month periods ended September 30, 2002 and 2001 included the cash flow effect of the Company's semi-annual interest payment of $5.9 million related to the Senior Notes.

     At September 30, 2002, the Company had cash of $4.4 million, debt of $307.8 million and a stockholders' deficit of $159.2 million. The Company's debt includes $149.9 million of 7 7/8% senior notes due 2008, $152.4 million outstanding under its credit facility, $4.4 million payable to a former joint venture partner and $1.1 million of capital lease obligations.

     As discussed in Note 3, the Company was not in compliance with certain of the covenants contained in its revolving credit facility. On September 30, 2002, the Company entered into an amended credit facility with its lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company's Series B convertible preferred stock.

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

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company's operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2003. To the extent that actual results or events differ from the Company's financial projections or business plans, its liquidity may be adversely impacted.

(3)  LONG-TERM DEBT

     The Company's long-term debt consists of the following at September 30, 2002 and June 30, 2002 (in thousands):

                                                      SEPTEMBER 30,    JUNE 30,
                                                          2002           2002
                                                        ---------     ---------
     7 7/8% senior notes due 2008 ..................    $ 149,859     $ 149,852
     Credit facility due December 31, 2004 .........      152,420       144,369
     Note payable to former joint venture partner,
       monthly payments through June 2006 ..........        4,412         4,622
     Capital lease obligations and other notes
       payable, at varying rates, from 3.5%
       to 12.75%, due through 2013 .................        1,140         1,319
                                                        ---------     ---------
                                                          307,831       300,162
     Less: Current maturities ......................       (1,543)       (1,633)
                                                        ---------     ---------
                                                        $ 306,288     $ 298,529
                                                        =========     =========

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

     In December 1999, primarily as a result of additional provisions for doubtful accounts, the Company entered into noncompliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The Company received a series of compliance waivers regarding these covenant violations covering the periods from December 31, 1999 through April 1, 2002. The waivers provided for, among other things, enhanced reporting and other requirements and that no additional borrowings would be available under the facility.

     Pursuant to the waivers, as LIBOR contracts expired in March 2000, all related borrowings were priced at prime plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, we also were required to accrue additional interest expense at a rate of 2.0% per annum

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     on the outstanding balance. We recorded approximately $7.4 million related to this additional interest expense through September 30, 2002. In connection with the waivers, the Company also made unscheduled principal payments totaling $5.2 million.

     Effective September 30, 2002, the Company entered into an amended credit facility pursuant to which, among other things, the maturity date of the credit facility was extended to December 31, 2004 and any prior noncompliance was permanently waived.

     The principal terms of the amended credit facility are as follows:

     * WAIVER. Prior noncompliance was permanently waived with respect to the covenant violations described above and with respect to certain other noncompliance items, including non-reimbursement of approximately $2.6 million drawn by beneficiaries under letters of credit issued under the original facility.

     * MATURITY DATE. The maturity date of the facility was extended to December 31, 2004.

     * PRINCIPAL BALANCE. Accrued interest (approximately $6.9 million), non-reimbursed letters of credit and various fees and expenses associated with the amended credit facility (approximately $1.2 million) were added to the principal amount of the loan, resulting in an outstanding principal balance as of the effective date of the amendment equal to $152.4 million.

     * NO REQUIRED AMORTIZATION. No principal payments are required until the maturity date of the facility.

     * INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.8% as of the effective date of the amendment), payable monthly. By comparison, the effective interest rate (including the 2.0% accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.

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

     * OTHER COVENANTS. The amended credit facility includes various non-financial covenants equivalent in scope to those included in the original facility. The covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales, and other matters. The amended credit facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contracts in any fiscal quarter with an aggregate EBITDA contribution of $5 million or more (net of anticipated contributions from new contracts).

     * EXISTING LETTERS OF CREDIT. Pursuant to the amended facility, letters of credit issued pursuant to the original credit agreement will be reissued or extended, to a maximum of $3.5 million, for letter of

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          credit fees aggregating 1 7/8% per annum. A third letter of credit, in the amount of $2.6 million which previously was drawn by its beneficiary, will be reissued subject to application of the funds originally drawn in reduction of the principal balance of the facility and payment of a letter of credit fee equal to 7% per annum.

     * EQUITY INTEREST. In consideration of the amended facility, the Company issued shares of its Series B Convertible Preferred Stock to the participants in the credit facility. See discussion of the preferred stock in Note 4.

     The Company recorded approximately $6.8 million of deferred debt issuance costs related to the amended credit facility ($4.2 million related to the fair value of the preferred stock, $1.2 million of lender fees which were added to the balance of the amended facility and $1.4 million of related professional fees). These costs are included in other assets in the accompanying consolidated balance sheet as of September 30, 2002. These costs will be amortized to interest expense over the life of the agreement. The fair value of the preferred stock was estimated to be the market value of the common stock to be issued upon conversion of the preferred stock, measured at the date of the amendment. The preferred stock balance will be accreted to the greater of $15.0 million or the value of the common shares into which the preferred shares would otherwise be converted, over the life of the agreement or until the preferred shares are converted to common shares.

     In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15, and the Senior Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company's remaining subsidiaries (the Non-Guarantors) is as follows:

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                      PARENT        GUARANTORS     NON-GUARANTORS  ELIMINATIONS        TOTAL
                                                     ---------      ----------     --------------  ------------      ---------
ASSETS
CURRENT ASSETS
   Cash ..........................................   $      --       $   4,410       $       7       $      --       $   4,417
   Accounts receivable, net ......................          --          93,183           4,553              --          97,736
   Inventories ...................................          --          11,666              --              --          11,666
   Prepaid expenses and other ....................          --           8,724              26              --           8,750
                                                     ---------       ---------       ---------       ---------       ---------
      Total current assets .......................          --         117,983           4,586              --         122,569

PROPERTY AND EQUIPMENT, net ......................          --          46,311             213              --          46,524

GOODWILL .........................................          --          41,167              --              --          41,167

DUE FROM (TO) AFFILIATES .........................     272,767        (244,046)        (28,721)             --              --

OTHER ASSETS .....................................       9,813          13,426             464              --          23,703

INVESTMENT IN SUBSIDIARIES .......................    (134,822)             --              --         134,822              --
                                                     ---------       ---------       ---------       ---------       ---------

                                                     $ 147,758       $ (25,159)      $ (23,458)      $ 134,822       $ 233,963
                                                     =========       =========       =========       =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable ..............................   $      --       $  10,025       $     110       $      --       $  10,135
   Accrued liabilities ...........................         485          56,099          (2,650)             --          53,934
   Deferred subscription fees ....................          --          15,632              --              --          15,632
   Current portion of long-term debt .............          --           1,535               8              --           1,543
                                                     ---------       ---------       ---------       ---------       ---------
      Total current liabilities ..................         485          83,291          (2,532)             --          81,244

LONG-TERM DEBT, net of current portion ...........     302,279           4,009              --              --         306,288

OTHER LIABILITIES ................................          --             408              --              --             408

DEFERRED INCOME TAXES ............................          --           1,814          (1,164)             --             650
                                                     ---------       ---------       ---------       ---------       ---------
      Total liabilities ..........................     302,764          89,522          (3,696)             --         388,590
                                                     ---------       ---------       ---------       ---------       ---------
MINORITY INTEREST ................................          --              --              --             379             379
                                                     ---------       ---------       ---------       ---------       ---------
REDEEMABLE PREFERRED STOCK .......................       4,189              --              --              --           4,189
                                                     ---------       ---------       ---------       ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ..................................         164              82               8             (90)            164
   Additional paid-in capital ....................     138,760          54,622          20,148         (74,770)        138,760
   Retained earnings (accumulated deficit) .......    (296,880)       (169,385)        (39,918)        209,303        (296,880)
   Treasury stock ................................      (1,239)             --              --              --          (1,239)
                                                     ---------       ---------       ---------       ---------       ---------
      Total stockholders' equity (deficit) .......    (159,195)       (114,681)        (19,762)        134,443        (159,195)
                                                     ---------       ---------       ---------       ---------       ---------

                                                     $ 147,758       $ (25,159)      $ (23,458)      $ 134,822       $ 233,963
                                                     =========       =========       =========       =========       =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                                        PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS       TOTAL
                                                       ---------     ----------   --------------  ------------     ---------
ASSETS
CURRENT ASSETS
   Cash ............................................   $      --      $   9,424      $     404      $      --      $   9,828
   Accounts receivable, net ........................          --         93,579          5,536             --         99,115
   Inventories .....................................          --         12,178             42             --         12,220
   Prepaid expenses and other ......................          --          8,864            151             --          9,015
                                                       ---------      ---------      ---------      ---------      ---------
      Total current assets .........................          --        124,045          6,133             --        130,178

PROPERTY AND EQUIPMENT, net ........................          --         47,972            560             --         48,532

GOODWILL ...........................................          --         41,167             77             --         41,244

DUE FROM (TO) AFFILIATES ...........................     267,612       (215,164)       (52,448)            --             --

OTHER ASSETS .......................................       3,031         12,163          2,290             --         17,484

INVESTMENT IN SUBSIDIARIES .........................    (131,570)            --             --        131,570             --
                                                       ---------      ---------      ---------      ---------      ---------

                                                       $ 139,073      $  10,183      $ (43,388)     $ 131,570      $ 237,438
                                                       =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable ................................   $      --      $  11,049      $     912      $      --      $  11,961
   Accrued liabilities .............................      10,171         61,280          2,268             --         73,719
   Deferred subscription fees ......................          --         15,409             --             --         15,409
   Current portion of long-term debt ...............          --          1,620             13             --          1,633
                                                       ---------      ---------      ---------      ---------      ---------
      Total current liabilities ....................      10,171         89,358          3,193             --        102,722

LONG-TERM DEBT, net of current portion .............     294,221          4,308             --             --        298,529

OTHER LIABILITIES ..................................          --            477             --             --            477

DEFERRED INCOME TAXES ..............................          --          1,814         (1,164)            --            650
                                                       ---------      ---------      ---------      ---------      ---------
      Total liabilities ............................     304,392         95,957          2,029             --        402,378
                                                       ---------      ---------      ---------      ---------      ---------
MINORITY INTEREST ..................................          --             --             --            379            379
                                                       ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ....................................         159             82             17            (99)           159
   Additional paid-in capital ......................     138,470         54,622         34,942        (89,564)       138,470
   Retained earnings (accumulated deficit) .........    (313,025)      (140,478)       (90,692)       231,170       (313,025)
   Accumulated other comprehensive income (loss) ...      10,316             --         10,316        (10,316)        10,316
   Treasury stock ..................................      (1,239)            --             --             --         (1,239)
                                                       ---------      ---------      ---------      ---------      ---------
      Total stockholders' equity (deficit) .........    (165,319)       (85,774)       (45,417)       131,191       (165,319)
                                                       ---------      ---------      ---------      ---------      ---------

                                                       $ 139,073      $  10,183      $ (43,388)     $ 131,570      $ 237,438
                                                       =========      =========      =========      =========      =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                       PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS       TOTAL
                                                      ---------     ----------   --------------  ------------     ---------
NET REVENUE .......................................   $      --      $ 122,954      $   2,611      $      --      $ 125,565
                                                      ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
Payroll and employee benefits .....................          --         69,457          1,655             --         71,112
Provision for doubtful accounts ...................          --         18,500            225             --         18,725
Depreciation and amortization .....................          --          3,396             44             --          3,440
Other operating expenses ..........................          --         21,966            568             --         22,534
                                                      ---------      ---------      ---------      ---------      ---------
      Total expenses ..............................          --        113,319          2,492             --        115,811
                                                      ---------      ---------      ---------      ---------      ---------

OPERATING INCOME ..................................          --          9,635            119             --          9,754
Income from wholly-owned subsidiaries .............       9,534             --             --         (9,534)            --
Interest expense, net .............................      (5,721)            14           (179)            --         (5,886)
                                                      ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE .........................       3,813          9,649            (60)        (9,534)         3,868

INCOME TAX (PROVISION) BENEFIT ....................          --            (55)            --             --            (55)
                                                      ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE .......................................       3,813          9,594            (60)        (9,534)         3,813

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ........      12,332         12,488           (156)       (12,332)        12,332
                                                      ---------      ---------      ---------      ---------      ---------


NET INCOME (LOSS) .................................   $  16,145      $  22,082      $    (216)     $ (21,866)     $  16,145
                                                      =========      =========      =========      =========      =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                        PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS       TOTAL
                                                       ---------     ----------   --------------  ------------     ---------
NET REVENUE ........................................   $      --      $ 113,593      $   2,881      $      --      $ 116,474
                                                       ---------      ---------      ---------      ---------      ---------

OPERATING EXPENSES
Payroll and employee benefits ......................          --         66,268          2,053             --         68,321
Provision for doubtful accounts ....................          --         16,461            277             --         16,738
Depreciation and amortization ......................          --          3,940             91             --          4,031
Other operating expenses ...........................          --         21,093            437             --         21,530
                                                       ---------      ---------      ---------      ---------      ---------
      Total expenses ...............................          --        107,762          2,858             --        110,620
                                                       ---------      ---------      ---------      ---------      ---------

OPERATING INCOME ...................................          --          5,831             23             --          5,854
Income from wholly-owned subsidiaries ..............       5,483             --             --         (5,483)            --
Interest expense, net ..............................      (6,473)           (63)          (288)            --         (6,824)
                                                       ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ..........................        (990)         5,768           (265)        (5,483)          (970)

INCOME TAX (PROVISION) BENEFIT .....................          --            (20)            --             --            (20)
                                                       ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE ........................................        (990)         5,748           (265)        (5,483)          (990)

LOSS FROM DISCONTINUED OPERATIONS ..................        (200)            --           (200)           200           (200)
                                                       ---------      ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ..........................      (1,190)         5,748           (465)        (5,283)        (1,190)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE .............................     (49,513)       (49,513)            --         49,513        (49,513)
                                                       ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) ..................................   $ (50,703)     $ (43,765)     $    (465)     $  44,230      $ (50,703)
                                                       =========      =========      =========      =========      =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                                             PARENT      GUARANTORS   NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                            --------     ----------   --------------  ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss) .....................................   $ 16,145      $ 22,082      $   (216)       $(21,866)     $ 16,145
  Adjustments to reconcile net income (loss) to cash
   used in operations --
    Non-cash portion of gain on disposition of Latin
     American operations ................................        139            --       (13,871)             --       (13,732)
    Depreciation and amortization .......................         --         3,396            52              --         3,448
    (Gain) loss on sale of property and equipment .......         --           (36)         (136)             --          (172)
    Provision for doubtful accounts .....................         --        18,500           225              --        18,725
    Equity earnings net of distributions received .......         --          (877)           --              --          (877)
    Amortization of discount on Senior Notes ............          6            --            --              --             6
  Change in assets and liabilities --
    (Increase) decrease in accounts receivable ..........         --       (18,104)          178              --       (17,926)
    (Increase) decrease in inventories ..................         --           512           (19)             --           493
    (Increase) decrease in prepaid expenses and other ...         --           140           (69)             --            71
    Increase in other assets ............................         46          (395)        1,057              --           708
    (Increase) decrease in due to/from affiliates .......    (13,252)      (21,053)       12,460          21,845            --
    Increase (decrease) in accounts payable .............         --        (2,079)          288              --        (1,791)
    Decrease in accrued liabilities and
     other liabilities ..................................     (2,828)       (5,250)         (246)             --        (8,324)
    Increase in non-refundable subscription
     fee income .........................................         --           224            --              --           224
                                                            --------      --------      --------        --------      --------
         Net cash used in operating
           activities ...................................        256        (2,940)         (297)            (21)       (3,002)
                                                            --------      --------      --------        --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ..................................         --        (1,866)         (145)             --        (2,011)
  Proceeds from the sale of property and equipment ......         --           176            38              --           214
                                                            --------      --------      --------        --------      --------
         Net cash used in investing
           activities ...................................         --        (1,690)         (107)             --        (1,797)
                                                            --------      --------      --------        --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations .......         --          (384)           28              --          (356)
  Cash paid for debt issuance costs .....................       (391)           --            --              --          (391)
  Issuance of common stock ..............................        156            --            --              --           156
                                                            --------      --------      --------        --------      --------
         Net cash provided by (used in) financing
           activities ...................................       (235)         (384)           28              --          (591)
                                                            --------      --------      --------        --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE .................        (21)           --           (21)             21           (21)
                                                            --------      --------      --------        --------      --------

DECREASE IN CASH ........................................         --        (5,014)         (397)             --        (5,411)

CASH, beginning of period ...............................         --         9,424           404              --         9,828
                                                            --------      --------      --------        --------      --------

CASH, end of period .....................................   $     --      $  4,410      $      7        $     --      $  4,417
                                                            ========      ========      ========        ========      ========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                             PARENT     GUARANTORS   NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                            ---------   ----------   --------------  ------------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ..............................................   $(50,703)    $(43,765)     $   (465)       $ 44,230      $(50,703)
  Adjustments to reconcile net loss to cash used in
   operations --
    Cumulative effect of a change in accounting
      principle .........................................         --       49,513            --              --        49,513
    Depreciation and amortization .......................         --        3,940           391              --         4,331
    (Gain) loss on sale of property and equipment .......         --           58            (1)             --            57
    Provision for doubtful accounts .....................         --       16,461           425              --        16,886
    Equity earnings net of distributions received .......         --         (104)           --              --          (104)
    Amortization of discount on Senior Notes ............          6           --            --              --             6
  Change in assets and liabilities--
    (Increase) decrease in accounts receivable ..........         --      (19,307)          262              --       (19,045)
    (Increase) decrease in inventories ..................         --           24            (1)             --            23
    (Increase) decrease in prepaid expenses and other ...         --          443          (355)             --            88
    (Increase) decrease in other assets .................        257       (1,994)          772              --          (965)
    (Increase) decrease in due to/from affiliates .......     52,684       (7,482)         (932)        (44,270)           --
    Increase in accounts payable ........................         --          809         1,681              --         2,490
    Decrease in accrued liabilities and
     other liabilities ..................................     (2,344)      (3,462)       (2,050)             --        (7,856)
    Increase (decrease) in non-refundable
     subscription fee income ............................         --          (65)           16              --           (49)
                                                            --------     --------      --------        --------      --------
         Net cash provided by (used in) operating
          activities ....................................       (100)      (4,931)         (257)            (40)       (5,328)
                                                            --------     --------      --------        --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ..................................         --       (1,638)          137              --        (1,501)
  Proceeds from the sale of property and equipment ......         --          331             1              --           332
                                                            --------     --------      --------        --------      --------
         Net cash provided by (used in) investing
          activities ....................................         --       (1,307)          138              --        (1,169)
                                                            --------     --------      --------        --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net ..........        (13)          --            --              --           (13)
  Repayment of debt and capital lease obligations .......         --         (435)           (8)             --          (443)
  Issuance of common stock ..............................        153           --            --              --           153
                                                            --------     --------      --------        --------      --------
         Net cash provided by (used in) financing
          activities ....................................        140         (435)           (8)             --          (303)
                                                            --------     --------      --------        --------      --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE .................        (40)          --           (40)             40           (40)
                                                            --------     --------      --------        --------      --------

DECREASE IN CASH ........................................         --       (6,673)         (167)             --        (6,840)

CASH, beginning of period ...............................         --        6,763         1,936              --         8,699
                                                            --------     --------      --------        --------      --------

CASH, end of period .....................................   $     --     $     90      $  1,769        $     --      $  1,859
                                                            ========     ========      ========        ========      ========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (4)  REDEEMABLE PREFERRED STOCK

          In consideration of the amended facility, the Company issued shares of its Series B Convertible Preferred Stock to the participants in the credit facility. The preferred stock is convertible into 2,115,490 common shares (10% of the sum of the common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if we issue common stock or securities convertible into our common stock for consideration less than the fair market value of such securities at the time of the transaction. Because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon approval by the Company's stockholders of sufficient common shares to permit conversion. Should the Company's stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should the Company's stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $10 million, $12.5 million or $15 million depending on whether the triggering event occurs prior to January 31, 2003, December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

     (5)  DISPOSITION OF LATIN AMERICAN OPERATIONS

          Due to the deteriorating economic conditions and continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that the Company would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management for the assumption of net liabilities. The gain resulting from the disposition of the Latin American operations totaled $12.5 million and is included in the income from discontinued operations for the three months ended September 30, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

          Revenue related to the Company's Latin American operations totaled $2.4 million and $9.2 million for the three months ended September 30, 2002 and 2001, respectively. Pre-tax net losses related to the Company's Latin American operations totaled $156,000 and $195,000 for the three months ended September 30, 2002 and 2001, respectively. The Argentine operations and Bolivian medical transportation operations were included in the Company's medical transportation and related service segment. The Bolivian fire operations were included in the Company's Fire and Other segment.

     (6)  RESTRUCTURING CHARGE AND OTHER

          During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges in accordance with Emerging Issues Task Force 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3) as well as other related charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, all of whom were expected to leave by the end of fiscal 2002, lease termination and other exit costs of $2.4 million, and asset impairment

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          charges for goodwill and property and equipment of $4.1 million and $1.1 million, respectively, related to the impacted service areas. Approximately 108 of the impacted employees have been terminated, as of September 30, 2002.

          The previously mentioned charge included accrued severance, lease termination and other costs totaling $1.5 million relating to an under performing service area that the Company had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area has improved and the Company was recently awarded a new multi-year contract. As a result, the remaining reserve of $1.3 million originally recorded in 2001 will be released to income when the related contract is finalized which is currently expected in the second quarter of fiscal 2003. This service area generated revenue of $1.6 million, operating income of $0.1 million and cash flow of $0.2 million for the three months ended September 30, 2002 and revenue of $1.6 million, operating income of $0.1 million and breakeven cash flow for the three months ended September 30, 2001.

          A summary of activity in the Company's restructuring reserves is as follows (in thousands):

                                                   LEASE      OTHER
                                     SEVERANCE  TERMINATION   EXIT
                                       COSTS       COSTS      COSTS     TOTAL
                                      -------     -------    -------   -------
    Balance at June 30, 2002 .......  $   757     $ 1,514    $    32   $ 2,303

      Fiscal 2003 Usage ............       (3)        (65)         9       (59)
                                      -------     -------    -------   -------

    Balance at September 30, 2002 ..  $   754     $ 1,449    $    41   $ 2,244
                                      =======     =======    =======   =======

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (7)  GOODWILL

          The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective July 1, 2001 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2002, the Company identified its various reporting units which consist of the individual cost centers within its medical transportation and fire and other operating segments for which separately identifiable cash flow information is available. During the second quarter of fiscal 2002, the Company completed the first step impairment test as of July 1, 2001. Potential goodwill impairments were identified in certain of these reporting units. During the fourth quarter of fiscal 2002, the Company completed the second step test and determined that all or a portion of the goodwill applicable to certain of its reporting units was impaired as of July 1, 2001 resulting in an aggregate charge of $49.5 million. The fair value of the reporting units was determined using the discounted cash flow method and a discount rate of 15.0%. This charge has been reflected in the accompanying consolidated statement of operations as the cumulative effect of change in accounting principle. Additionally, the Company's results for the first quarter of fiscal 2002 have been restated to reflect this charge in that period as required by SFAS 142. The Company has selected June 30 as the date on which it will perform its annual goodwill impairment test.

     (8)  NET INCOME (LOSS) PER SHARE

          A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three-month periods ended September 30, 2002 and 2001 is as follows (in thousands, except per share amounts):

                               Three Months Ended September 30, 2002  Three Months Ended September 30, 2001
                               -------------------------------------  -------------------------------------
                                 Income*       Shares      Per Share     Loss*        Shares      Per Share
                               (numerator)  (denominator)    Amount   (numerator)  (denominator)    Amount
                               -----------  -------------    ------   -----------  -------------    ------
Basic income (loss) per share     $3,813       15,994         $0.24     $ (990)        15,031       $(0.07)
                                                              =====                                 ======
Effect of stock options               --        1,784                       --             --
                                  ------       ------                   ------         ------
Diluted income (loss) per share   $3,813       17,778         $0.21     $ (990)        15,031       $(0.07)
                                  ======       ======         =====     ======         ======       ======

          *Represents income (loss) from continuing operations before cumulative effect of change in accounting principle.

          Stock options with exercise prices below the applicable market prices have been excluded from the calculation of diluted earnings per share. Such options totaled 2.2 million for the three months ended September 30, 2002 and 4.7 million for the three months ended September 30, 2001.

          In periods subsequent to September 30, 2002, earnings per share will be affected by the accretion of the redeemable preferred stock of approximately $1.2 million per quarter. Additionally, upon approval of the stockholders of additional common shares, 2,115,490 common shares will be included in the denominator of the earnings per share calculation.

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (9)  SEGMENT REPORTING

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

          The Medical Transportation and Related Services Segment includes emergency ambulance services provided to individuals pursuant to contracts with counties, fire districts, and municipalities, as well as non-emergency ambulance services provided to individuals requiring either advanced or basic levels of medical supervision during transport. The Segment also includes alternative transportation services, operational and administrative support services related to the Company's public/private alliance with the City of San Diego and ambulance and urgent care services provided under capitated service arrangements in Argentina. As discussed in Note 4, the Company disposed of its Latin American operations in a sale to local management on September 27, 2002.

          The Fire and Other Segment includes a variety of fire protection services including fire prevention, suppression, training, alarm monitoring, dispatch, fleet and billing services.

          The accounting policies as described in the Company's Annual Report on Form 10-K, as amended, have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company's measure of segment profitability is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization. Additionally, segment assets are defined as consisting solely of accounts receivable.

          The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of and for the three months ended September 30, 2002 and 2001. The Company has revised certain of the information presented below as of and for the three months ended September 30, 2001. Such revisions consist of:

          * The inclusion of alternative transportation services ($2.8 million in the three months ended September 30, 2001) as well as operational and administrative support services related to the Company's public/private alliance with the City of San Diego
               ($3.5 million in the three months ended September 30, 2001) within the Medical Transportation and Related Services Segment (such services were previously included in the Fire and Other Segment);

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

          These revisions had no impact on the Company's consolidated financial position, results of operations or cash flows

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Information by operating segment is set forth below:

                                             MEDICAL
                                         TRANSPORTATION
                                           AND RELATED
                                             SERVICES    FIRE AND OTHER    CORPORATE      TOTAL
                                             --------    --------------    ---------      -----
                                                                (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2002
  Net revenues from external customers ...   $103,794       $ 21,771       $     --      $125,565
  Segment profit (loss) ..................     12,697          4,011         (3,514)       13,194
  Segment assets .........................     95,982          1,754             --        97,736


                                             MEDICAL
                                         TRANSPORTATION
                                           AND RELATED
                                             SERVICES    FIRE AND OTHER    CORPORATE      TOTAL
                                             --------    --------------    ---------      -----
                                                                (IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2001
  Net revenues from external customers ...   $ 97,816       $ 18,658       $     --      $116,474
  Segment profit (loss) ..................     10,293          2,989         (3,397)        9,885
  Segment assets .........................    104,042          1,377             --       105,419


          A reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle is as follows:

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Segment profit (loss) ................................    $ 13,194     $  9,885
Depreciation and amortization ........................      (3,440)      (4,031)
Interest expense, net ................................      (5,886)      (6,824)
                                                          --------     --------
Income (loss) from continuing operations before
  income taxes, and cumulative effect of change in
  accounting principle ...............................    $  3,868     $   (970)
                                                          ========     ========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          A reconciliation of segment assets to total assets is as follows:

                                                      AS OF SEPTEMBER 30,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
     Segment assets .........................       $ 97,736       $105,419
     Cash ...................................          4,417          1,859
     Inventories ............................         11,666         13,150
     Prepaid expenses and other .............          8,750          5,104
     Property and equipment, net ............         46,524         54,815
     Goodwill ...............................         41,167         41,244
     Other assets ...........................         23,703         20,488
                                                    --------       --------
                                                    $233,963       $242,079
                                                    ========       ========

     (10) COMMITMENTS AND CONTINGENCIES

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

          The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company's cost structure relative to the rate increase in the Consumer Price Index
          (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

          LEGAL PROCEEDINGS

          From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, cash flows and results of operations. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, due to the nature of the

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Company's business, Center for Medicare and Medicaid Services (CMS) and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company's compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

          The parties have commenced discovery in the Ruble v. Rural/Metro case. During discovery, the parties conduct investigation through formal processes such as depositions, subpoenas and requests for production of documents. This phase is currently expected to run through November 2003. In addition, Plaintiffs have moved to certify the class in the Ruble v. Rural/Metro case.

          The Company and the individual defendants are insured by primary and excess insurance policies, which were in effect at the time the lawsuits were filed (the "D&O Policies"). The Company's primary carrier had been funding the costs of the litigation and attorney's fees over approximately the last four years. Recently, however, the Company's primary carrier notified all defendants that it is taking the position that there is no coverage. The primary carrier purports to base this decision on the actions of one of the Company's former officers, whom the primary carrier claims assisted the Plaintiffs in the Ruble v. Rural/Metro case in such a way as to trigger an exclusion under the policy. The Company and the primary carrier are in the process of negotiating an interim funding agreement under which the carriers would advance defense costs in the underlying litigations

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          pending a court determination of the coverage dispute. While the Company intends to vigorously pursue its rights under the D&O Policies, the Company is unable to predict with certainty the outcome of these matters. A final and binding adverse judgment on the coverage dispute could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

          The Company recently became aware that, the Company, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between July 1, 1996 through June 30, 2001. The primary allegations of the complaint include violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Company's 401(k) plan, Employee Stock Purchase Plan and Employee Stock Ownership Plan. The Plaintiffs seek unspecified compensatory and punitive damages. On October 30, 2002, Defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. The Company has not yet been served with this complaint.

          LaSalle Ambulance, Inc., a New York corporation which is a subsidiary of Rural/Metro Corporation, has been sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, pending in the Supreme Court of the State of New York, Erie County. In 1995, Plaintiff Ann Bogucki sued LaSalle Ambulance along with other defendants, primarily alleging that negligent medical care caused her injuries. The incident occurred in 1992, which was prior to our acquisition of LaSalle Ambulance, Inc. The prior owner's insurance carrier is defending the case. Based on information obtained in the fourth quarter of fiscal 2002, the Company does not believe that its primary insurance policy for the post-acquisition period provides coverage for these claims; however, the Company believes that it has meritorious claims against the prior owner and under the pre-acquisition period insurance policy. Further, the Company does not believe that Plaintiffs' claims have any merit and are cooperating with the insurance carrier to vigorously defend the lawsuit. However, if the Plaintiffs are successful in obtaining an adverse judgment, then the limits of the prior owner's insurance policy may not be adequate to cover all damages that might arise out of this lawsuit. LaSalle Ambulance, Inc. has potential liability for the uninsured portion of any such adverse judgment; which liability, if occurring, could have a material adverse effect on its and the Company's business, financial condition, cash flows and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Statements in this Report that are not historical facts are hereby identified as "forward-looking statements" as that term is used under the securities laws. We caution readers that such "forward-looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." You should consider such "forward looking-statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

All references to "we," "our," "us," or "Rural/Metro" refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations, and management functions are provided through its subsidiaries and affiliated entities.

This Report should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002.

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

On February 26, 2002, we announced that the company had received notification from Nasdaq citing our inability to meet continued listing standards for net tangible assets, stockholders' equity, market capitalization, or net income, as set forth in Marketplace Rule 4310(c)(2)(B). We subsequently submitted our request for a Nasdaq Qualifications Panel hearing to consider our continued listing and were granted an exception to the listing standards subject to meeting specified conditions.

On October 17, 2002 we received notification from the Nasdaq Listing Qualifications Panel indicating we evidenced compliance with the requirements necessary for continued listing on the Nasdaq SmallCap Market. Our securities returned to being listed under the ticker symbol "RURL".

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for Medicare, Medicaid and other contractual discounts and doubtful accounts, and general liability and workers' compensation claim reserves. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Such historical experience and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

MEDICAL TRANSPORTATION AND RELATED FEE REVENUE RECOGNITION -- Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of a provision for Medicare, Medicaid, and other contractual reimbursement limitations. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these reimbursement limitations at the time revenue is recognized. Estimates of amounts uncollectible due to such reimbursement limitations are estimated based on historical collection data, historical write-off activity and current relationships with payers, and are computed separately for each service area. The estimated uncollectibility is translated into a percentage of total revenue which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the collectibility of the current revenue stream, revenue could be overstated or understated. Provisions made for reimbursement limitations on ambulance and alternative transportation service fees are included in the calculation of medical transportation and related service revenue and totaled $33.5 million and $33.9 million for the three months ended September 30, 2002 and 2001, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS FOR MEDICAL TRANSPORTATION AND RELATED FEES -- Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, provisions for uncollectibility due to Medicare, Medicaid and contractual reimbursement limitations are recorded as provisions against revenue. We estimate additional provisions related to the potential uncollectibility of other payers based on historical collection data and historical write-off activity. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less provision percentages applied for Medicare, Medicaid and contractual reimbursement limitations. If historical data used to calculate these estimates do not properly reflect the collectibility of the current net revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $18.7 million and $16.7 million for the three months ended September 30, 2002 and 2001, respectively.

WORKERS' COMPENSATION RESERVES -- Beginning May 1, 2002, we purchased a corporate-wide "first-dollar" workers' compensation insurance policy, under which we have no obligation to pay any deductible amounts on claims occurring during the policy period. This policy covers all workers' compensation claims made by our employees. Accordingly, provisions for workers' compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers' compensation policies included a deductible obligation of $250,000 per claim, which was increased in recent years to $500,000 per claim, with no aggregate limit. Claims relating to these prior policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal claim reviews. We also periodically engage actuaries to assist us in the determination of our workers' compensation claims reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for workers' compensation claims could be overstated or understated. Reserves related to workers' compensation claims totaled $14.3 million and $15.9 million at September 30, 2002 and June 30, 2002, respectively.

GENERAL LIABILITY RESERVES -- We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. Internally and throughout this report, we refer to these three types of policies collectively as "general liability" policies. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. In general, our deductible obligation for policies issued in fiscal years prior to 2001 ranges from $100,000 to $250,000 per claim (with no aggregate limit), depending on the policy year and line of coverage. Beginning in fiscal 2001, our deductible amount increased to $1,000,000 per claim; however, we also purchased a liability ceiling for each of those policy years, which permanently caps our maximum deductible obligation. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal reviews. We also periodically engage actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.4 million and $15.4 million at September 30, 2002 and June 30, 2002, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

We have certain cash contractual obligations related to our debt instruments that come due at various times. In addition, we have other commitments in the form of standby letters of credit and surety bonds. As reported in our Form 10-K, as amended, we have contractual obligations related to our credit facility of $152.4 million and Senior Notes of $150.0 million, as well as other commitments related to standby letters of credit of $3.5 million and preferred stock redemption amounts totaling $15.0 million. Other contractual obligations for capital leases and notes payable and operating leases as well as commitments related to surety bonds have not changed substantially since year-end.

SEASONALITY

We have historically experienced, and expect to continue to experience, seasonality in quarterly operating results. This seasonality has resulted from a number of factors, including relatively higher fiscal second and third quarter demand for transport services in our Arizona and Florida regions resulting from the greater winter populations in those regions.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

Net revenue increased approximately $9.1 million, or 7.8%, from $116.5 million for the three months ended September 30, 2001 to $125.6 million for the three months ended September 30, 2002.

MEDICAL TRANSPORTATION AND RELATED SERVICES -- Medical transportation and related service revenue increased $6.0 million, or 6.1%, from $97.8 million for the three months ended September 30, 2001 to $103.8 million for the three months ended September 30, 2002. This increase is comprised of an $8.5 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $0.7 million increase in revenue related to a new 911 contract that went into effect during the three months ended September 30, 2002 offset by a $2.0 million decrease related to the loss of the 911 contract in Arlington, Texas and a $1.2 million decrease related to the closure of service areas in fiscal 2001.

Total transports, including alternative transportation, decreased 16,000, or 5.3%, from approximately 304,000 (approximately 265,000 ambulance and approximately 39,000 alternative transportation) for the three months ended September 30, 2001 to approximately 288,000 (approximately 263,000 ambulance and approximately 25,000 alternative transportation) for the three months ended September 30, 2002. The loss of the 911 contract in Arlington, Texas accounted for a decrease of approximately 4,000 transports. Service areas identified for closure in fiscal 2001 accounted for a decrease of approximately 4,000 transports. Transports in areas that we served in both the three months ended September 30, 2002 and 2001 decreased by approximately 8,000 transports. These decreases were offset by an increase of approximately 1,000 transports related to a new 911 contract that went into effect during the three months ended September 30, 2002.

FIRE AND OTHER -- Fire protection services revenue increased by approximately $2.3 million, or 14.7%, from approximately $15.6 million for the three months ended September 30, 2001 to approximately $17.9 million for the three months ended September 30, 2002. Fire protection services revenue increased primarily due to increases in forestry revenue of $0.9 million due to a particularly active wildfire season and to rate and utilization increases in our subscription fire programs of $0.8 million. We do not expect the increases in forestry revenue to continue into the remainder of fiscal 2003.

Other revenue increased by $0.8 million, or 25.8%, from $3.1 million for the three months ended September 30, 2001 to $3.9 million for the three months ended September 30, 2002. Other revenue increases are primarily related to increased revenue related to our equity in the earnings of the public/private alliance with the City of San Diego of $0.5 million.

OPERATING EXPENSES

PAYROLL AND EMPLOYEE BENEFITS -- Payroll and employee benefit expenses increased approximately $2.8 million, or 4.1%, from approximately $68.3 million for the three months ended September 30, 2001 to $71.1 million for the three months ended September 30, 2002. The increase is primarily related to general wage increases offset by decreases in payroll in closure areas ($1.4 million). Payroll and employee benefits as a percentage of net revenue was 56.6% for the three months ended September 30, 2002 compared to 61.0% for the three months ended September 30, 2001. Payroll and employee benefits as a percentage of net revenue benefited from increased rates on medical transportation revenue.

PROVISION FOR DOUBTFUL ACCOUNTS -- The provision for doubtful accounts increased $2.0 million, or 12.0%, from $16.7 million, or 14.4% of total revenue, for the three months ended September 30, 2001 to $18.7 million, or 14.9% of total revenue, for the three months ended September 30, 2002.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 18.7% for the three months ended September 30, 2002 and 17.8% for the three months ended September 30, 2001. The increase primarily reflects the mix between ambulance and alternative transportation services as well as slightly increased bad debt rates on ambulance services. The bad debt rate on alternative transportation services is significantly lower than that on ambulance services. Revenue relating to alternative transportation services is becoming a smaller percentage of our overall medical transportation revenue. Ambulance services bad debt as a percentage of ambulance service revenue was 19.0% for the three months ended September 30, 2002 and 18.1% for the three months ended September 30, 2001.

DEPRECIATION - Depreciation decreased $0.6 million, or 15.0%, from $4.0 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002. The decrease is primarily due to decreased capital expenditures. Depreciation was 3.4% and 2.7% of net revenue for the three months ended September 30, 2001 and 2002, respectively.

OTHER OPERATING EXPENSES -- Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $1.0 million, or 4.7%, from $21.5 million for the three months ended September 30, 2001 to $22.5 million for the three months ended September 30, 2002. The increase in other operating expenses is primarily due to increases in general liability expenses of $0.8 million due to increased premium rates in the new policy year. Other operating expenses decreased from 18.5% of net revenue for the three months ended September 30, 2001 to 17.9% of net revenue for the three months ended September 30, 2002.

INTEREST EXPENSE -- Interest expense decreased by approximately $0.9 million, or 13.2%, from $6.8 million for the three months ended September 30, 2001 to $5.9 million for the three months ended September 30, 2002. This decrease was primarily caused by lower rates on the revolving credit facility. Interest expense is expected to increase in the next quarter due to new rates to be incurred under the amended credit facility. See further discussion on the amended credit facility, which became effective September 30, 2002, in "Liquidity and Capital Resources."

INCOME TAXES -- We recorded income taxes of $55,000 for the three months ended September 30, 2002 as compared to $20,000 for the three months ended September 30, 2001 primarily related to provisions for state income taxes.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. The gain on the disposal of our Latin American operations totaled $12.5 million and is included in the income from discontinued operations for the three months ended September 30, 2002. The loss from our Latin American operations totaled $156,000 and $200,000 for the three months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2002, we recorded net income of $16.1 million compared with a net loss of $50.7 million for the three months ended September 30, 2001. Net income for the three months ended September 30, 2002 includes a gain on the disposal of our Latin American operations of $12.5 million while the net loss for the three months ended September 30, 2001 includes a charge of $49.5 million relating to the adoption effective July 1, 2001 of the new goodwill standard. Cash used in operating activities totaled $3.0 million for the three months ended September 30, 2002 and $5.3 million for the three months ended September 30, 2001. Cash flow used in operating activities in each of the three month periods ended September 30, 2002 and 2001 included the cash flow effect of our semi-annual interest payment of $5.9 million related to our Senior Notes.

At September 30, 2002, we had cash of $4.4 million, total debt of $307.8 million and a stockholders' deficit of $159.2 million. Our total debt at September 30, 2002 included $149.9 million of our 7 7/8% senior notes due 2008, $152.4 million outstanding under our revolving credit facility, $4.4 million payable to a former joint venture partner and $1.1 million of capital lease obligations.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 30, 2003. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, issuance of senior notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

During the three months ended September 30, 2002, cash flow used in operations was approximately $3.0 million resulting primarily from net income of $16.1 million, offset by the non-cash effect of the disposal of our Latin American operations of $13.7 million, non-cash depreciation and amortization expense of $3.4 million and provision for doubtful accounts of $18.7 million. Additionally, cash flow from operating activities was negatively impacted by a decrease in accrued liabilities of $8.3 million and an increase in accounts receivable of $17.9 million. Cash flow used in operations was $5.3 million for the three months ended September 30, 2001.

Cash used in investing activities was approximately $1.8 million for the three months ended September 30, 2002 due primarily to capital expenditures of approximately $2.0 million offset by proceeds from the sale of property and equipment of approximately $0.2 million. Cash used in investing activities was approximately $1.2 million for the three months ended September 30, 2001, due to capital expenditures of approximately $1.5 million net of proceeds from the sale of property and equipment of $0.3 million.

Cash used in financing activities was approximately $0.6 million for the three months ended September 30, 2002, primarily due to repayments on capital lease obligations and other debt and cash paid for debt issuance costs. Cash used in financing activities was approximately $0.3 million for the three months ended September 30, 2001.

Our accounts receivable, net of the allowance for Medicare, Medicaid and contractual discounts and doubtful accounts, were $97.7 million and $99.1 million as of September 30, 2002 and June 30, 2002, respectively. The decrease in net accounts receivable is due to many factors, including the disposal of the Latin American operations, collection of outstanding receivables related to closed service areas and overall improvement in collections on existing operations.

The allowance for Medicare, Medicaid, contractual discounts and doubtful accounts was $32.7 million at June 30, 2002 compared to $32.6 million at September 30, 2002. The change in the allowance for Medicare, Medicaid, contractual discounts and doubtful accounts is due to the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs. See Risk Factors -- "We depend on reimbursements by third-party payers and individuals."

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

During fiscal years 1992 through 2001, we purchased certain portions of our workers' compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased the coverage, Reliance was an "A" rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral (e.g., letters of credit, surety bonds and cash deposits) to secure our performance under the respective policies as was customary and required in the workers' compensation marketplace at the time. As of September 30, 2002, Reliance held $3.0 million of cash collateral under this coverage.

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

For fiscal 2002, we purchased certain portions of our workers' compensation coverage from Legion Insurance Company (Legion). At the time we purchased the coverage, Legion was an "A" rated insurance carrier. In connection with the Legion policy, we deposited $6.2 million into a captive insurance program managed by Mutual Risk Management (MRM), an affiliate of Legion. This deposit approximated the amount of claims within our level of retention for the policy year May 1, 2001 through April 30, 2002. In contrast to the deposits placed with Reliance, this deposit is not collateral to secure our performance under the policy but rather represents funds to be used by MRM to pay claims within our level of retention on our behalf. As of September 30, 2002, MRM held $4.3 million of cash under this program.

On April 1, 2002, the Department placed Legion under rehabilitation. MRM has continued to utilize the cash on deposit to make claim payments on our behalf. Additionally, it is our understanding that these funds represent our assets and are not general assets of Legion or MRM.

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

We had working capital of $41.3 million at September 30, 2002, including cash of $4.4 million compared with working capital of $27.5 million, including cash of $9.8 million at June 30, 2002. The increase in working capital is primarily due to the $19.8 million decrease in accrued liabilities which is related to a decrease in accrued interest due to the conversion of accrued interest to principal in the amended credit facility as well as the assumption of the Argentine liabilities by the buyer in the disposition of our Latin American operations.

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

Pursuant to the waivers, as LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, we also were required to accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. We recorded approximately $7.4 million related to this additional interest expense through September 30, 2002. In connection with the waivers, we also made principal payments in an aggregate amount of $5.2 million.

Effective September 30, 2002, we entered into an amended credit facility pursuant to which, among other things, the maturity date of the credit facility was extended to December 31, 2004 and our prior noncompliance was permanently waived.

     The principal terms of the amended and restated credit agreement are as follows:

     * WAIVER. Prior noncompliance was permanently waived with respect to the covenant violations described above and with respect to certain other noncompliance items, including non-reimbursement of approximately $2.6 million drawn by beneficiaries under letters of credit issued under the original facility.

     * MATURITY DATE. The maturity date of the facility was extended to December 31, 2004.

     * PRINCIPAL BALANCE. Accrued interest (approximately $6.9 million), non-reimbursed letters of credit and various fees and expenses associated with the amended credit facility (approximately $1.2 million) were added to the principal amount of the loan, resulting in an outstanding principal balance as of the effective date of the amendment equal to $152.4 million.

     * NO REQUIRED AMORTIZATION. No principal payments are required until the maturity date of the facility.

     * INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.8% as of the effective date of the amendment), payable monthly. By comparison, the effective interest rate (including the 2.0% accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.

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

     * OTHER COVENANTS. The amended credit facility includes various non-financial covenants equivalent in scope to those included in the original facility. The covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales, and other matters. The amended credit facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contracts in any fiscal quarter with EBITDA contribution of $5 million or more (net of anticipated contributions from new contracts).

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

     * EQUITY INTEREST. As additional consideration for entering into the amended credit facility, we issued shares of our Series B convertible preferred stock to the participants in the amended credit facility. The preferred stock is convertible into 2,115,490 common shares (10% of the post-conversion common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if we issue common stock or securities convertible into our common stock for consideration less than fair market value of such securities at the time of such transaction. Because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon approval by our stockholders of sufficient common shares to permit conversion. Should our stockholders fail to approve such a proposal by December 31, 2004, we will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should our stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of our company, a sale of our assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $10 million, $12.5 million or $15 million depending on whether the triggering event occurs prior to January 31, 2003, December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit us from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

We recorded approximately $6.8 million of deferred debt issuance costs related to the amended credit facility ($4.2 million related to the fair value of the preferred stock, $1.2 million of lender fees which were added to the principal balance of the facility and $1.4 million of related professional fees). These costs are included in other assets in the accompanying consolidated balance sheet as of September 30, 2002. These costs will be amortized to interest expense over the life of the agreement. The fair value of the preferred stock was estimated to be the market value of the common stock to be acquired upon conversion of the preferred stock, measured at the date of the amendment. The preferred stock balance will be accreted to the greater of $15.0 million or the value of the common shares into which the preferred shares would otherwise be converted over the life of the agreement or until the preferred shares are converted to common shares. Due to the higher interest rate associated with the amended credit facility, we anticipate that our cash interest expense will increase approximately $5.6 million annually.

In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities
Act). Interest under the Notes is payable semi-annually on September 15 and March 15, and the Notes are not callable until March 2003 subject to the terms of the Indenture. We incurred expenses related to the offering of approximately $5.3 million and are amortizing these costs to interest expense over the life of the Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Notes. The registration became effective on May 14, 1998. The Notes are general unsecured obligations of our company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. The Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Since March 2000, we have satisfied all of our cash needs through cash flow from operations and our cash reserves. Similarly, we expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our planned operating and capital needs for the 12 months subsequent to September 30, 2002. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of our revenue and have experienced an upward trend in daily cash collections.

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

EFFECTS OF FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

As a result of the sale of our Latin American operations in September 2002, it is not anticipated that future fluctuations in the currency exchange rates will have an adverse effect on us.

RISK FACTORS

The following risk factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating us and our business.

WE HAVE SIGNIFICANT INDEBTEDNESS.

We have significant indebtedness. As of September 30, 2002, we have approximately $307.8 million of consolidated indebtedness, consisting primarily of $150.0 million of 7 7/8% senior notes due in 2008 and approximately $152.4 million outstanding under our credit facility.

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

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we will need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. Failure to maintain adequate operating cash flow will have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE FACE SIGNIFICANT DILUTION OF OUR COMMON STOCK

In conjunction with amended credit facility we issued shares of our Series B convertible preferred stock to the participants in the amended credit facility. The preferred stock is convertible into 2,115,490 common shares. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Conversion of the preferred stock to common shares will result in dilution of approximately 12%. Until such time as the additional common shares are authorized, the fair value of the redeemable preferred stock will be accreted to the greater of $150 million or the value of which the preferred stock would have otherwise been convertible to. This accretion will be a reduction in income available to common stockholders.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYERS AND INDIVIDUALS.

We receive a substantial portion of our payments for ambulance services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 89.8% of our ambulance fee collections from such third-party payers during the three months ended September 30, 2002, including approximately 25.7% from Medicare. In the three months ended September 30, 2001, we also received approximately 86.7% of ambulance fee collections from these third parties, including approximately 24.9% from Medicare.

The reimbursement process is complex and can involve lengthy delays. From time to time, we experience these delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide ambulance services; however, there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are subject to governmental audits of our Medicare and Medicaid reimbursement claims and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of noncompliance. Delays and uncertainties in the reimbursement process adversely affect the level of accounts receivable, increase the overall costs of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs.

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

OUR RESERVES MAY PROVE INADEQUATE.

Under our general liability and employee medical insurance programs, and under our workers' compensation programs prior to May 1, 2002, we are responsible for deductibles in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding reduction, which may be material, to our operating results in the period in which the deficiency is identified. We periodically have engaged actuaries in recent years in order to verify the reasonableness of our reserve estimates.

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

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 18.9% of net revenue for the three months ended September 30, 2002 and approximately 16.4% of net revenue for the three months ended September 30, 2001. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

We depend to a great extent on certain contracts with municipalities or fire districts to provide 911 emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 19.3% of net revenue for the three months ended September 30, 2002 and approximately 19.5% of net revenue for the three months ended September 30, 2001. One of these contracts accounted for approximately 4.3% of net revenue for the three months ended September 30, 2002 and approximately 4.5% of net revenue for the three months ended September 30, 2001. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONDITION.

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. We face the possibility of increased interest expense in connection with our amended credit facility which bears interest at LIBOR plus 7.0%. A 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.5 million. The remainder of our debt is primarily at fixed interest rates. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swap agreements, to mitigate the exposure to interest rate fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Vice President of Finance concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

RURAL/METRO CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION.

ITEM 1 -- LEGAL PROCEEDINGS.

From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolutions of currently pending claims or legal proceedings will not have a material adverse effect on our business, financial condition, cash flows and results of operations. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, our insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, due to the nature of our business, Center for Medicare and Medicaid Services (CMS) and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company's compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We recently became aware that, we, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe
Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between July 1, 1996 through June 30, 2001. The primary allegations of the complaint include violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Company's 401(k) plan, Employee Stock Purchase Plan and Employee Stock Ownership Plan. The Plaintiffs seek unspecified compensatory and punitive damages. On October 30, 2002, Defendant Arthur Andersen LLP removed the action to the United States District Court of Arizona, CIV-02-2183-PHX-JWS. We have not yet been served with this complaint.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In consideration of entering into the amended credit facility, the Company issued shares of its Series B Convertible Preferred Stock on September 30, 2002 to the participants in the credit facility. The shares were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. The preferred stock is convertible into 2,115,490 common shares (10% of the sum of the common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if we issue common stock or securities convertible into our common stock for consideration less than the fair market value of such securities at the time of such transaction. Because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon approval by the Company's stockholders of sufficient common shares to permit conversion. Should the Company's stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should the Company's stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $10 million, $12.5 million or $15 million depending on whether the triggering event occurs prior to January 31, 2003, December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock (including the Company's Common Stock).

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RURAL/METRO CORPORATION


Dated: November 14, 2002                By: /s/ Jack E. Brucker
                                            ------------------------------------
                                            Jack E. Brucker, President & Chief
                                            Executive Officer (Principal
                                            Executive Officer)


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

                                  CERTIFICATION

I, Jack E. Brucker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rural/Metro Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Jack E. Brucker
                                        ----------------------------------------
                                        President and Chief Executive Officer
                                        Rural/Metro Corporation

                                  CERTIFICATION

I, Randall L. Harmsen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rural/Metro Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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