Form 10-Q
period 2002-12-30
RURAL METRO CORP /DE/
filed 2003-02-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At February 11, 2003, there were 16,270,399 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 2002

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements:

               Consolidated Balance Sheet                                      3

               Consolidated Statement of Operations and Comprehensive
               Income (Loss)                                                   4

               Consolidated Statement of Cash Flows                            6

Notes to Consolidated Financial Statements                                     7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        32

     Item 3. Quantitative and Qualitative Disclosures About Market Risk
             Conditions                                                       52

     Item 4. Controls and Procedures                                          52

Part II. Other Information

     Item 1. Legal Proceedings                                                52

     Item 6. Exhibits and Reports on Form 8-K                                 54

     Signatures                                                               55

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       DECEMBER 31, 2002 AND JUNE 30, 2002
                                 (IN THOUSANDS)

                                                       DECEMBER 31,    JUNE 30,
                                                           2002          2002
                                                        ---------     ---------
                                                       (UNAUDITED)
                        ASSETS

CURRENT ASSETS
Cash ...............................................    $   8,963     $   9,828
Accounts receivable, net ...........................       95,777        99,115
Inventories ........................................       12,074        12,220
Prepaid expenses and other .........................        8,708         9,015
                                                        ---------     ---------
          Total current assets .....................      125,522       130,178
PROPERTY AND EQUIPMENT, net ........................       45,873        48,532
GOODWILL ...........................................       41,167        41,244
OTHER ASSETS .......................................       23,359        17,484
                                                        ---------     ---------
                                                        $ 235,921     $ 237,438
                                                        =========     =========
    LIABILITIES, REDEEMABLE PREFERRED STOCK AND
           STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable ...................................    $   8,830     $  11,961
Accrued liabilities ................................       57,870        73,719
Deferred subscription fees .........................       15,234        15,409
Current portion of long-term debt ..................        1,406         1,633
                                                        ---------     ---------
          Total current liabilities ................       83,340       102,722
LONG-TERM DEBT, net of current portion .............      306,040       298,529
OTHER LIABILITIES ..................................          339           477
DEFERRED INCOME TAXES ..............................          650           650
                                                        ---------     ---------
          Total liabilities ........................      390,369       402,378
                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST ..................................          379           379
                                                        ---------     ---------
REDEEMABLE PREFERRED STOCK .........................        5,390            --
                                                        ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock .......................................          164           159
Additional paid-in capital .........................      138,791       138,470
Accumulated deficit ................................     (297,933)     (313,025)
Accumulated other comprehensive income (loss) ......           --        10,316
Treasury stock .....................................       (1,239)       (1,239)
                                                        ---------     ---------
          Total stockholders' equity (deficit) .....     (160,217)     (165,319)
                                                        ---------     ---------
                                                        $ 235,921     $ 237,438
                                                        =========     =========

                             See accompanying notes

                             RURAL/METRO CORPORATION
      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                  ----------------------    ----------------------
                                                                    2002         2001         2002         2001
                                                                  ---------    ---------    ---------    ---------
NET REVENUE ...................................................   $ 123,464    $ 114,333    $ 249,029    $ 230,807
                                                                  ---------    ---------    ---------    ---------
OPERATING EXPENSES
  Payroll and employee benefits ...............................      70,233       65,905      141,345      134,226
  Provision for doubtful accounts .............................      19,017       16,633       37,742       33,371
  Depreciation and amortization ...............................       3,309        3,911        6,749        7,942
  Other operating expenses ....................................      23,211       22,358       45,745       43,888
                                                                  ---------    ---------    ---------    ---------
        Total operating expenses ..............................     115,770      108,807      231,581      219,427
                                                                  ---------    ---------    ---------    ---------
OPERATING INCOME ..............................................       7,694        5,526       17,448       11,380
Interest expense, net .........................................      (7,491)      (5,651)     (13,377)     (12,475)
Other income (expense), net ...................................          --            9           --            9
                                                                  ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE ...................................................         203         (116)       4,071       (1,086)
INCOME TAX (PROVISION) BENEFIT ................................         (55)       1,625         (110)       1,605
                                                                  ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE ...........................         148        1,509        3,961          519
INCOME FROM DISCONTINUED OPERATIONS (Including gain on the
  disposition of Latin American operations of $12,488 in
  the six months ended December 31, 2002) .....................          --        1,661       12,332        1,461
                                                                  ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE ...................................................         148        3,170       16,293        1,980
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...........          --           --           --      (49,513)
                                                                  ---------    ---------    ---------    ---------
NET INCOME (LOSS) .............................................         148        3,170       16,293      (47,533)
Less: Accretion of redeemable preferred stock .................      (1,201)          --       (1,201)          --
                                                                  ---------    ---------    ---------    ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..................      (1,053)       3,170       15,092      (47,533)

Cumulative translation adjustments ............................          --        4,244         (242)       4,204
Recognition of cumulative translation adjustments in
  conjunction with the disposition of Latin American
  operations ..................................................          --           --      (10,074)          --
                                                                  ---------    ---------    ---------    ---------
COMPREHENSIVE  INCOME (LOSS) ..................................   $  (1,053)   $   7,414    $   4,776    $ (43,329)
                                                                  =========    =========    =========    =========

                             RURAL/METRO CORPORATION
      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      DECEMBER 31,               DECEMBER 31
                                                                ------------------------   -----------------------
                                                                   2002          2001         2002         2001
                                                                ----------    ----------   ----------   ----------
INCOME (LOSS) PER SHARE
  Basic --
    Income (loss) from continuing operations before
     cumulative effect of change in accounting principle
     less accretion of redeemable preferred stock ...........   $    (0.07)   $     0.10   $     0.17   $     0.03
    Income (loss) from discontinued operations ..............           --          0.11         0.77         0.10
                                                                ----------    ----------   ----------   ----------
    Income (loss) before cumulative effect of change in
      accounting principle less accretion of redeemable
      preferred stock .......................................        (0.07)         0.21         0.94         0.13
    Cumulative effect of change in accounting principle .....           --            --           --        (3.29)
                                                                ----------    ----------   ----------   ----------
      Net income (loss) applicable to each common share .....   $    (0.07)   $     0.21   $     0.94   $    (3.16)
                                                                ==========    ==========   ==========   ==========
 Diluted --
    Income (loss) from continuing operations before
     cumulative effect of change in accounting principle
     less accretion of redeemable preferred stock ...........   $    (0.07)   $     0.10   $     0.15   $     0.03
    Income (loss) from discontinued operations ..............           --          0.11         0.69         0.10
                                                                ----------    ----------   ----------   ----------
    Income (loss) before cumulative effect of change in
      accounting principle less accretion of redeemable
      preferred stock .......................................        (0.07)         0.21         0.84         0.13
    Cumulative effect of change in accounting principle .....           --            --           --        (3.26)
                                                                ----------    ----------   ----------   ----------
      Net income (loss) applicable to each common share .....   $    (0.07)   $     0.21   $     0.84   $    (3.13)
                                                                ==========    ==========   ==========   ==========
AVERAGE NUMBER OF SHARES OUTSTANDING -- BASIC ...............       16,142        15,100       16,068       15,065
                                                                ==========    ==========   ==========   ==========
AVERAGE NUMBER OF SHARES OUTSTANDING -- DILUTED .............       16,142        15,336       17,898       15,183
                                                                ==========    ==========   ==========   ==========

                             See accompanying notes

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 2002        2001
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................   $ 16,293    $(47,533)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities --
  Non-cash portion of gain on disposition of Latin
    American operations ....................................    (13,732)         --
  Cumulative effect of change in accounting principle ......         --      49,513
  Depreciation and amortization ............................      6,773       8,324
  Gain on sale of property and equipment ...................       (359)       (311)
  Provision for doubtful accounts ..........................     37,742      33,515
  Undistributed losses of minority shareholder .............         --          (9)
  Equity earnings net of distributions received ............     (1,121)       (393)
  Amortization of deferred financing costs .................      1,049         455
  Amortization of debt discount ............................         13          13
Change in assets and liabilities --
  Increase in accounts receivable ..........................    (34,983)    (29,980)
  (Increase) decrease in inventories .......................         85         (77)
  (Increase) decrease in prepaid expenses and other ........        112         (16)
 (Increase) decrease in other assets .......................        204      (2,055)
  Decrease in accounts payable .............................     (2,515)     (1,331)
  Decrease in accrued liabilities and other liabilities ....     (4,456)     (3,609)
  Increase (decrease) in deferred subscription fees ........       (174)        135
                                                               --------    --------
      Net cash provided by operating activities ............      4,931       6,641
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .......................................     (4,716)     (2,864)
Proceeds from the sale of property and equipment ...........        474         965
                                                               --------    --------
      Net cash used in investing activities ................     (4,242)     (1,899)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on revolving credit facility ....................         --      (1,263)
Repayment of debt and capital lease obligations ............       (748)       (702)
Cash paid for debt issuance costs ..........................       (971)         --
Issuance of common stock ...................................        186         153
                                                               --------    --------
      Net cash used in financing activities ................     (1,533)     (1,812)
                                                               --------    --------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH ...........        (21)       (310)
                                                               --------    --------
INCREASE (DECREASE) IN CASH ................................       (865)      2,620
CASH, beginning of period ..................................      9,828       8,699
                                                               --------    --------
CASH, end of period ........................................   $  8,963    $ 11,319
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

(1)  INTERIM RESULTS

     In the opinion of management, the consolidated financial statements for the three and six month periods ended December 31, 2002 and 2001 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2002 but does not include all of the disclosures required by generally accepted accounting principles.

(2)  LIQUIDITY

     During the six months ended December 31, 2002, the Company had net income before the accretion of redeemable preferred stock of $16.3 million compared with a net loss of $47.5 million in the six months ended December 31, 2001. Net income in the six months ended December 31, 2002 included a $12.5 million gain related to the disposition of the Company's Latin American operations while the six months ended December 31, 2001 included a charge of $49.5 million relating to the adoption effective July 1, 2001 of the new goodwill accounting standard as discussed in Note 7. During the three months ended December 31, 2002, the Company had net income before the accretion of redeemable preferred stock of $148,000 compared with net income of $3.2 million for the three months ended December 31, 2001. The Company's operating activities provided cash totaling $4.9 million in the six months ended December 31, 2002 and $6.6 million in the six months ended December 31, 2001.

     At December 31, 2002, the Company had cash of $9.0 million, debt of $307.4 million and a stockholders' deficit of $160.2 million. The Company's debt includes $149.9 million of 7 7/8% senior notes due 2008, $152.4 million outstanding under its credit facility, $4.2 million payable to a former joint venture partner and $900,000 of capital lease obligations.

     As discussed in Note 4, the Company was not in compliance with certain of the covenants contained in its revolving credit facility. On September 30, 2002, the Company entered into an amended credit facility with its lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company's Series B redeemable preferred stock.

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

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

     If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company's operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2003. To the extent that actual results or events differ from the Company's financial projections or business plans, its liquidity may be adversely impacted.

(3)  ACCOUNTING FOR STOCK BASED COMPENSATION

     At December 31, 2002, the Company had two stock compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of operations and comprehensive income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, Accounting for Stock-Based Compensation.

                                      Three Months Ended          Six Months Ended
                                          December 31,               December 31,
                                    ------------------------   -----------------------
                                       2002          2001         2002         2001
                                    ----------    ----------   ----------   ----------
     Net income (loss)
       applicable to common
       stock                        $   (1,053)   $    3,170   $   15,092   $  (47,533)
     Deduct: Stock based
       employee compensation
       determined under the
       fair value method for
       all awards, net of
       related tax effects                (865)         (154)        (951)        (329)
                                    ----------    ----------   ----------   ----------
     Pro forma net income
       (loss) applicable to
       common stock                 $   (1,918)   $    3,016   $   14,141   $  (47,862)
                                    ==========    ==========   ==========   ==========
     Earnings per share:
       Basic - as reported          $    (0.07)   $     0.21   $     0.94   $    (3.16)
                                    ==========    ==========   ==========   ==========
       Basic - pro forma            $    (0.12)   $     0.20   $     0.88   $    (3.18)
                                    ==========    ==========   ==========   ==========
       Diluted - as reported        $    (0.07)   $     0.21   $     0.84   $    (3.13)
                                    ==========    ==========   ==========   ==========
       Diluted - pro forma          $    (0.12)   $     0.20   $     0.79   $    (3.15)
                                    ==========    ==========   ==========   ==========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4)  LONG-TERM DEBT

     The Company's long-term debt consists of the following at December 31, 2002 and June 30, 2002 (in thousands):

                                                        DECEMBER 31,   JUNE 30,
                                                           2002         2002
                                                         ---------    ---------
     7 7/8% senior notes due 2008 ....................   $ 149,865    $ 149,852
     Credit facility due December 2004 ...............     152,420      144,369
     Note payable to former joint venture
       partner, monthly payments through June 2006 ...       4,202        4,622
     Capital lease and other obligations, at varying
       rates from 3.5% to 12.75%, due through 2013 ...         959        1,319
                                                         ---------    ---------
                                                           307,446      300,162
     Less: Current maturities ........................      (1,406)      (1,633)
                                                         ---------    ---------
                                                         $ 306,040    $ 298,529
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

     In December 1999, primarily as a result of additional provisions for doubtful accounts, the Company was not in compliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. The Company received a series of compliance waivers regarding these covenant violations covering the periods from December 31, 1999 through April 1, 2002. The waivers provided for, among other things, enhanced reporting and other requirements and that no additional borrowings would be available under the facility.

     Pursuant to the waivers, as LIBOR contracts expired in March 2000, all related borrowings were priced at prime plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, the Company was required to accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance. The Company recorded approximately $7.4 million of additional interest expense through September 30, 2002. In connection with the waivers, the Company also made unscheduled principal payments totaling $5.2 million.

     Effective September 30, 2002, the Company entered into an amended credit facility pursuant to which, among other things, the maturity date of the credit facility was extended to December 31, 2004 and any prior noncompliance was permanently waived.

     The principal terms of the amended credit facility are as follows:

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     * INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.4% as of December 31, 2002), payable monthly. By comparison, the effective interest rate (including the 2.0% of additional accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.

     * FINANCIAL COVENANTS. The amended facility includes financial covenants similar to the ones included in the original credit facility, with compliance levels under such covenants adjusted to levels consistent with the Company's current business levels and outlook. The covenants include (i) total debt leverage ratio (initially set at 7.48), (ii) minimum tangible net worth (initially set at a $230.1 million deficit), (iii) fixed charge coverage ratio (initially set at 0.99),
          (iv) limitation on capital expenditures of $11 million per fiscal year; and (v) limitation on operating leases during any period of four fiscal quarters to 3.10% of consolidated net revenues. The compliance levels for covenants (i) through (iii) above are set at varying levels on a quarterly basis. Compliance is tested quarterly based on annualized or year-to-date results as applicable.

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

     * EXISTING LETTERS OF CREDIT. Pursuant to the amended facility, letters of credit issued pursuant to the original credit agreement were reissued or extended, to a maximum of $3.5 million, for letter of credit fees aggregating 1 7/8% per annum. A third letter of credit, in the amount of $2.6 million which was previously drawn by its beneficiary, will be reissued subject to application of the funds originally drawn in reduction of the principal balance of the facility and payment of a letter of credit fee equal to 7% per annum.

     * EQUITY INTEREST. In consideration of the amended facility, the Company issued shares of its Series B redeemable preferred stock to the participants in the credit facility. See discussion of the redeemable preferred stock in Note 5.

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Company recorded approximately $7.0 million of deferred debt issuance costs related to the amended credit facility ($4.2 million related to the fair value of the redeemable preferred stock, $1.2 million of lender fees which were added to the balance of the amended facility and $1.6 million of related professional fees). The unamortized portion of these costs is included in other assets in the accompanying consolidated balance sheet as of December 31, 2002. These costs will be amortized to interest expense over the life of the agreement. The fair value of the redeemable preferred stock was estimated to be equivalent to the market value of the common stock to be issued upon conversion of the redeemable preferred stock, measured at the date of the amendment. The redeemable preferred stock balance will be accreted to the greater of $15.0 million or the value of the common shares into which the preferred shares would otherwise be converted, over the life of the agreement or until the preferred shares are converted to common shares.

     In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15, and the Senior Notes are not callable until March 2003 subject to the terms of the Indenture. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration statement became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

     The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company's remaining subsidiaries (the Non-Guarantors) is as follows:

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                      PARENT       GUARANTORS    NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                     ---------     ----------    --------------   ------------    ---------
ASSETS
CURRENT ASSETS
   Cash .......................................      $      --      $   8,964       $      (1)      $      --     $   8,963
   Accounts receivable, net ...................             --         90,920           4,857              --        95,777
   Inventories ................................             --         12,074              --              --        12,074
   Prepaid expenses and other .................             --          8,688              20              --         8,708
                                                     ---------      ---------       ---------       ---------     ---------
      Total current assets ....................             --        120,646           4,876              --       125,522

PROPERTY AND EQUIPMENT, net ...................             --         45,681             192              --        45,873

GOODWILL ......................................             --         41,167              --              --        41,167

DUE FROM (TO) AFFILIATES ......................        269,255       (240,518)        (28,737)             --            --

OTHER ASSETS ..................................          9,073         13,837             449              --        23,359

INVESTMENT IN SUBSIDIARIES ....................       (127,407)            --              --         127,407            --
                                                     ---------      ---------       ---------       ---------     ---------

                                                     $ 150,921      $ (19,187)      $ (23,220)      $ 127,407     $ 235,921
                                                     =========      =========       =========       =========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable ...........................      $      --      $   8,751       $      79       $      --     $   8,830
   Accrued liabilities ........................          3,463         56,821          (2,414)             --        57,870
   Deferred subscription fees .................             --         15,234              --              --        15,234
   Current portion of long-term debt ..........             --          1,403               3              --         1,406
                                                     ---------      ---------       ---------       ---------     ---------
      Total current liabilities ...............          3,463         82,209          (2,332)             --        83,340

LONG-TERM DEBT, net of current portion ........        302,285          3,755              --              --       306,040

OTHER LIABILITIES .............................             --            339              --              --           339

DEFERRED INCOME TAXES .........................             --          1,814          (1,164)             --           650
                                                     ---------      ---------       ---------       ---------     ---------
      Total liabilities .......................        305,748         88,117          (3,496)             --       390,369
                                                     ---------      ---------       ---------       ---------     ---------
MINORITY INTEREST .............................             --             --              --             379           379
                                                     ---------      ---------       ---------       ---------     ---------
REDEEMABLE PREFERRED STOCK ....................          5,390             --              --              --         5,390
                                                     ---------      ---------       ---------       ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock ...............................            164             82               8             (90)          164
   Additional paid-in capital .................        138,791         54,622          20,148         (74,770)      138,791
   Retained earnings (accumulated deficit) ....       (297,933)      (162,008)        (39,880)        201,888      (297,933)
   Treasury stock .............................         (1,239)            --              --              --        (1,239)
                                                     ---------      ---------       ---------       ---------     ---------
      Total stockholders' equity (deficit) ....       (160,217)      (107,304)        (19,724)        127,028      (160,217)
                                                     ---------      ---------       ---------       ---------     ---------

                                                     $ 150,921      $ (19,187)      $ (23,220)      $ 127,407     $ 235,921
                                                     =========      =========       =========       =========     =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2002
                                 (IN THOUSANDS)

                                                           PARENT       GUARANTORS    NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                          ---------     ----------    --------------   ------------    ---------
ASSETS
CURRENT ASSETS
   Cash .............................................     $      --      $   9,424       $     404       $      --     $   9,828
   Accounts receivable, net .........................            --         93,579           5,536              --        99,115
   Inventories ......................................            --         12,178              42              --        12,220
   Prepaid expenses and other .......................            --          8,864             151              --         9,015
                                                          ---------      ---------       ---------       ---------     ---------
      Total current assets ..........................            --        124,045           6,133              --       130,178

PROPERTY AND EQUIPMENT, net .........................            --         47,972             560              --        48,532

GOODWILL ............................................            --         41,167              77              --        41,244

DUE FROM (TO) AFFILIATES ............................       267,612       (215,197)        (52,415)             --            --

OTHER ASSETS ........................................         3,031         12,163           2,290              --        17,484

INVESTMENT IN SUBSIDIARIES ..........................      (131,570)            --              --         131,570            --
                                                          ---------      ---------       ---------       ---------     ---------

                                                          $ 139,073      $  10,150       $ (43,355)      $ 131,570     $ 237,438
                                                          =========      =========       =========       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable .................................     $      --      $  11,049       $     912       $      --     $  11,961
   Accrued liabilities ..............................        10,171         61,280           2,268              --        73,719
   Deferred subscription fees .......................            --         15,409              --              --        15,409
   Current portion of long-term debt ................            --          1,620              13              --         1,633
                                                          ---------      ---------       ---------       ---------     ---------
      Total current liabilities .....................        10,171         89,358           3,193              --       102,722

LONG-TERM DEBT, net of current portion ..............       294,221          4,275              33              --       298,529

OTHER LIABILITIES ...................................            --            477              --              --           477

DEFERRED INCOME TAXES ...............................            --          1,814          (1,164)             --           650
                                                          ---------      ---------       ---------       ---------     ---------
      Total liabilities .............................       304,392         95,924           2,062              --       402,378
                                                          ---------      ---------       ---------       ---------     ---------
MINORITY INTEREST ...................................            --             --              --             379           379
                                                          ---------      ---------       ---------       ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock .....................................           159             82              17             (99)          159
   Additional paid-in capital .......................       138,470         54,622          34,942         (89,564)      138,470
   Retained earnings (accumulated deficit) ..........      (313,025)      (140,478)        (90,692)        231,170      (313,025)
   Accumulated other comprehensive income (loss) ....        10,316             --          10,316         (10,316)       10,316
   Treasury stock ...................................        (1,239)            --              --              --        (1,239)
                                                          ---------      ---------       ---------       ---------     ---------
      Total stockholders' equity (deficit) ..........      (165,319)       (85,774)        (45,417)        131,191      (165,319)
                                                          ---------      ---------       ---------       ---------     ---------

                                                          $ 139,073      $  10,150       $ (43,355)      $ 131,570       $ 237,438
                                                          =========      =========       =========       =========       =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                     PARENT      GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                    ---------    ----------   --------------  ------------    ---------
NET REVENUE ...................................     $      --     $ 120,884      $   2,580      $      --     $ 123,464
                                                    ---------     ---------      ---------      ---------     ---------
OPERATING EXPENSES
Payroll and employee benefits .................            --        68,700          1,533             --        70,233
Provision for doubtful accounts ...............            --        18,810            207             --        19,017
Depreciation and amortization .................            --         3,266             43             --         3,309
Other operating expenses ......................            --        22,614            597             --        23,211
                                                    ---------     ---------      ---------      ---------     ---------
      Total expenses ..........................            --       113,390          2,380             --       115,770
                                                    ---------     ---------      ---------      ---------     ---------

OPERATING INCOME ..............................            --         7,494            200             --         7,694
Income from wholly-owned subsidiaries .........         7,415            --             --         (7,415)           --
Interest expense, net .........................        (7,267)          (62)          (162)            --        (7,491)
                                                    ---------     ---------      ---------      ---------     ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES ...............................           148         7,432             38         (7,415)          203

INCOME TAX PROVISION ..........................            --           (55)            --             --           (55)
                                                    ---------     ---------      ---------      ---------     ---------

INCOME FROM CONTINUING OPERATIONS .............           148         7,377             38         (7,415)          148

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ....            --            --             --             --            --
                                                    ---------     ---------      ---------      ---------     ---------

NET INCOME ....................................     $     148     $   7,377      $      38      $  (7,415)    $     148
                                                    =========     =========      =========      =========     =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                   PARENT      GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                  ---------    ----------   --------------  ------------    ---------
NET REVENUE .................................     $      --     $ 111,417      $   2,916      $      --     $ 114,333
                                                  ---------     ---------      ---------      ---------     ---------
OPERATING EXPENSES
Payroll and employee benefits ...............            --        64,025          1,880             --        65,905
Provision for doubtful accounts .............            --        16,382            251             --        16,633
Depreciation and amortization ...............            --         3,862             49             --         3,911
Other operating expenses ....................            --        21,956            402             --        22,358
                                                  ---------     ---------      ---------      ---------     ---------
      Total expenses ........................            --       106,225          2,582             --       108,807
                                                  ---------     ---------      ---------      ---------     ---------

OPERATING INCOME ............................            --         5,192            334             --         5,526
Income from wholly-owned subsidiaries .......         6,901            --             --         (6,901)           --
Interest expense, net .......................        (5,392)          (15)          (244)            --        (5,651)
Other income (expense), net .................            --            --             --              9             9
                                                  ---------     ---------      ---------      ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .......................         1,509         5,177             90         (6,892)         (116)

INCOME TAX BENEFIT ..........................            --         1,625             --             --         1,625
                                                  ---------     ---------      ---------      ---------     ---------

INCOME FROM CONTINUING OPERATIONS ...........         1,509         6,802             90         (6,892)        1,509

INCOME FROM DISCONTINUED OPERATIONS .........         1,661            --          1,661         (1,661)        1,661
                                                  ---------     ---------      ---------      ---------     ---------

NET INCOME ..................................     $   3,170     $   6,802      $   1,751      $  (8,553)    $   3,170
                                                  =========     =========      =========      =========     =========

                            RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                    PARENT      GUARANTORS   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                                   ---------    ----------   --------------  ------------    ---------
NET REVENUE ...................................    $      --     $ 243,838      $   5,191      $      --     $ 249,029
                                                   ---------     ---------      ---------      ---------     ---------
OPERATING EXPENSES
Payroll and employee benefits .................           --       138,157          3,188             --       141,345
Provision for doubtful accounts ...............           --        37,310            432             --        37,742
Depreciation and amortization .................           --         6,662             87             --         6,749
Other operating expenses ......................           --        44,580          1,165             --        45,745
                                                   ---------     ---------      ---------      ---------     ---------
      Total expenses ..........................           --       226,709          4,872             --       231,581
                                                   ---------     ---------      ---------      ---------     ---------

OPERATING INCOME ..............................           --        17,129            319             --        17,448
Income from wholly-owned subsidiaries .........       16,949            --             --        (16,949)           --
Interest expense, net .........................      (12,988)          (48)          (341)            --       (13,377)
                                                   ---------     ---------      ---------      ---------     ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .........................        3,961        17,081            (22)       (16,949)        4,071

INCOME TAX PROVISION ..........................           --          (110)            --             --          (110)
                                                   ---------     ---------      ---------      ---------     ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ......        3,961        16,971            (22)       (16,949)        3,961

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ....       12,332        12,488           (156)       (12,332)       12,332
                                                   ---------     ---------      ---------      ---------     ---------

NET INCOME (LOSS) .............................    $  16,293     $  29,459      $    (178)     $ (29,281)    $  16,293
                                                   =========     =========      =========      =========     =========

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                 PARENT      GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                               ----------    ----------  --------------  ------------   ----------
NET REVENUE ................................................   $       --    $  225,010    $    5,797     $       --    $  230,807
                                                               ----------    ----------    ----------     ----------    ----------
OPERATING EXPENSES
Payroll and employee benefits ..............................           --       130,293         3,933             --       134,226
Provision for doubtful accounts ............................           --        32,843           528             --        33,371
Depreciation and amortization ..............................           --         7,802           140             --         7,942
Other operating expenses ...................................           --        43,049           839             --        43,888
                                                               ----------    ----------    ----------     ----------    ----------
      Total expenses .......................................           --       213,987         5,440             --       219,427
                                                               ----------    ----------    ----------     ----------    ----------

OPERATING INCOME ...........................................           --        11,023           357             --        11,380
Income from wholly-owned subsidiaries ......................       12,384            --            --        (12,384)           --
Interest expense, net ......................................      (11,865)          (78)         (532)            --       (12,475)
Other income (expense), net ................................           --            --            --              9             9
                                                               ----------    ----------    ----------     ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES, AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE ....................................          519        10,945          (175)       (12,375)       (1,086)

INCOME TAX BENEFIT .........................................           --         1,605            --             --         1,605
                                                               ----------    ----------    ----------     ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ..................................          519        12,550          (175)       (12,375)          519

INCOME FROM DISCONTINUED OPERATIONS ........................        1,461            --         1,461         (1,461)        1,461
                                                               ----------    ----------    ----------     ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ..................................        1,980        12,550         1,286        (13,836)        1,980
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ........      (49,513)      (49,513)           --         49,513       (49,513)
                                                               ----------    ----------    ----------     ----------    ----------

NET INCOME (LOSS) ..........................................   $  (47,533)   $  (36,963)   $    1,286     $   35,677    $  (47,533)
                                                               ==========    ==========    ==========     ==========    ==========

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                            PARENT      GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                          ----------    ----------  --------------  ------------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss) ...................................   $   16,293    $   29,459    $     (178)    $  (29,281)   $   16,293
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operations--
   Non-cash portion of gain on disposition of Latin
     American operations ..............................          139            --       (13,871)            --       (13,732)
    Depreciation and amortization .....................           --         6,658           115             --         6,773
    Gain on sale of property and equipment ............           --          (224)         (135)            --          (359)
    Provision for doubtful accounts ...................           --        37,310           432             --        37,742
    Equity earnings net of distributions received .....           --        (1,121)           --             --        (1,121)
    Amortization of deferred financing costs ..........        1,049            --            --             --         1,049
    Amortization of discount on Senior Notes ..........           13            --            --             --            13
  Change in assets and liabilities--
    Increase in accounts receivable ...................           --       (34,650)         (333)            --       (34,983)
    (Increase) decrease in inventories ................           --           103           (18)            --            85
    (Increase) decrease in prepaid expenses and other .           --           176           (64)            --           112
    (Increase) decrease in other assets ...............         (263)         (573)        1,040             --           204
    (Increase) decrease in due to/from affiliates .....      (16,575)      (25,192)       12,507         29,260            --
    Increase (decrease) in accounts payable ...........           --        (2,772)          257             --        (2,515)
    Increase (decrease) in accrued liabilities and
     other liabilities ................................          150        (4,597)           (9)            --        (4,456)

    Decrease in deferred subscription fees ............           --          (174)           --             --          (174)
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash provided by (used in) operating
          activities ..................................          806         4,403          (257)           (21)        4,931
                                                          ----------    ----------    ----------     ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ................................           --        (4,562)         (154)            --        (4,716)
  Proceeds from the sale of property and equipment ....           --           436            38             --           474
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash used in investing
          activities ..................................           --        (4,126)         (116)            --        (4,242)
                                                          ----------    ----------    ----------     ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayment of debt and capital lease obligations .....           --          (737)          (11)            --          (748)
  Cash paid for debt issuance costs ...................         (971)           --            --             --          (971)
  Issuance of common stock ............................          186            --            --             --           186
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash used in financing activities ........         (785)         (737)          (11)            --        (1,533)
                                                          ----------    ----------    ----------     ----------    ----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...............          (21)           --           (21)            21           (21)
                                                          ----------    ----------    ----------     ----------    ----------

DECREASE IN CASH ......................................           --          (460)         (405)            --          (865)

CASH, beginning of period .............................           --         9,424           404             --         9,828
                                                          ----------    ----------    ----------     ----------    ----------

CASH, end of period ...................................   $       --    $    8,964    $       (1)    $       --    $    8,963
                                                          ==========    ==========    ==========     ==========    ==========

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                            PARENT      GUARANTORS  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                          ----------    ----------  --------------  ------------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ............................................   $  (47,533)   $  (36,963)   $    1,286     $   35,677    $  (47,533)
  Adjustments to reconcile net loss to cash provided
   by (used in) operations--
    Cumulative effect of a change in accounting
      principle .......................................           --        49,513            --             --        49,513
    Depreciation and amortization .....................           --         7,802           522             --         8,324
    (Gain) loss on sale of property and equipment .....           --           122          (433)            --          (311)
    Provision for doubtful accounts ...................           --        32,843           672             --        33,515
    Undistributed losses of minority shareholders .....           --            --            --             (9)           (9)
    Equity earnings net of distributions received .....           --          (393)           --             --          (393)
    Amortization of deferred financing costs ..........          455            --            --             --           455
    Amortization of discount on Senior Notes ..........           13            --            --             --            13
  Change in assets and liabilities--
    Increase in accounts receivable ...................           --       (29,797)         (183)            --       (29,980)
    (Increase) decrease in inventories ................           --           (99)           22             --           (77)
    (Increase) decrease in prepaid expenses and other .          (51)          244          (209)            --           (16)
    (Increase) decrease in other assets ...............         (910)        1,184        (2,329)            --        (2,055)
    (Increase) decrease in due to/from affiliates .....       48,224       (11,960)         (286)       (35,978)           --
    Increase (decrease) in accounts payable ...........           --        (2,423)        1,092             --        (1,331)
    Increase (decrease) in accrued liabilities and
     other liabilities ................................        1,222        (3,518)       (1,313)            --        (3,609)

    Increase in deferred subscription fees ............           --           108            27             --           135
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash provided by (used in) operating
          activities ..................................        1,420         6,663        (1,132)          (310)        6,641
                                                          ----------    ----------    ----------     ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures ................................           --        (2,498)         (366)            --        (2,864)
  Proceeds from the sale of property and equipment ....           --           365           600             --           965
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash provided by (used in) investing
          activities ..................................           --        (2,133)          234             --        (1,899)
                                                          ----------    ----------    ----------     ----------    ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Repayments on revolving credit facility, net ........       (1,263)           --            --             --        (1,263)
  Repayment of debt and capital lease obligations .....           --          (684)          (18)            --          (702)
  Issuance of common stock ............................          153            --            --             --           153
                                                          ----------    ----------    ----------     ----------    ----------
         Net cash used in financing activities ........       (1,110)         (684)          (18)            --        (1,812)
                                                          ----------    ----------    ----------     ----------    ----------

EFFECT OF CURRENCY EXCHANGE RATE CHANGE ...............         (310)           --          (310)           310          (310)
                                                          ----------    ----------    ----------     ----------    ----------

INCREASE (DECREASE) IN CASH ...........................           --         3,846        (1,226)            --         2,620

CASH, beginning of period .............................           --         6,763         1,936             --         8,699
                                                          ----------    ----------    ----------     ----------    ----------

CASH, end of period ...................................   $       --    $   10,609    $      710     $       --    $   11,319
                                                          ==========    ==========    ==========     ==========    ==========

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)  REDEEMABLE PREFERRED STOCK

     In consideration of the amended facility, the Company issued shares of its Series B redeemable preferred stock to the participants in the credit facility. The redeemable preferred stock is convertible into 2,115,490 common shares (10% of the sum of the common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if the Company issues common stock or securities convertible into the Company's common stock for consideration less than the fair market value of such securities at the time of such transaction. Because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon notice from the Company, assuming approval by the Company's stockholders of sufficient common shares to permit conversion. Should the Company's stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should the Company's stockholders fail to approve such a proposal, the redeemable preferred stock enjoys a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of
     (i) the value of the common shares into which the redeemable preferred stock would otherwise have been convertible or (ii) $12.5 million or $15 million depending on whether the triggering event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock. The Company has recorded accretion of the redeemable preferred stock totaling $1.2 million during the three and six months ended December 31, 2002.

(6)  DISPOSITION OF LATIN AMERICAN OPERATIONS

     Due to the deteriorating economic conditions and continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that the Company would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management for the assumption of net liabilities. The gain resulting from the disposition of the Latin American operations totaled $12.5 million and is included in the income from discontinued operations for the six months ended December 31, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

     Revenue related to the Company's Latin American operations totaled $2.4 million and $18.6 million for the six months ended December 31, 2002 and 2001, respectively. Revenue related to Company's Latin American operations totaled $9.4 million for the three months ended December 31, 2001. The Company's Latin American operations generated losses of $156,000 for the six months ended December 31, 2002 and income of $1.5 million for the six months ended December 2001.The Company's Latin American operations generated income of $1.7 million for the three months ended December 31, 2001. The Argentine operations and Bolivian medical transportation operations  were  included  in the  Company's  medical  transportation  and

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     related service segment. The Bolivian fire operations were included in the Company's Fire and Other segment.

(7)  RESTRUCTURING CHARGE AND OTHER

     During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges in accordance with Emerging Issues Task Force 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3) as well as other related charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, all of whom were expected to leave by the end of fiscal 2002, lease termination and other exit costs of $2.4 million, and asset impairment charges for goodwill and property and equipment of $4.1 million and $1.1 million, respectively, related to the impacted service areas. Approximately 109 of the impacted employees have been terminated, as of December 31, 2002.

     The previously mentioned charge included accrued severance, lease termination and other costs totaling $1.5 million relating to an under performing service area that the Company had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area has improved and the Company was recently awarded a new multi-year contract. The contract related to this award was finalized during the quarter ended December 31, 2002 and as a result, the remaining reserve of $1.3 million was released to income. This reversal was reflected in the accompanying consolidated statement of operations in other operating expenses.

     A summary of activity in the Company's restructuring reserves is as follows (in thousands):

                                                          LEASE
                                           SEVERANCE   TERMINATION   OTHER EXIT
                                             COSTS        COSTS        COSTS       TOTAL
                                            -------      -------      -------     -------
     Balance at June 30, 2002 ...........   $   757      $ 1,514      $    32     $ 2,303

       Fiscal 2003 Usage ................       (24)        (137)         (76)       (237)
       Adjustments ......................      (314)         145          169          --
       Restructuring charge reversals ...      (414)        (873)        (114)     (1,401)
                                            -------      -------      -------     -------

     Balance at December 31, 2002 .......   $     5      $   649      $    11     $   665
                                            =======      =======      =======     =======

(8)  GOODWILL

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective July 1, 2001 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2002, the Company identified its various reporting units which consist of the individual cost centers within its medical transportation and fire and other operating segments for which separately identifiable cash flow information is available. During the second quarter of fiscal 2002, the Company completed the first step impairment test as of July 1, 2001at which time potential impairments were identified in certain reporting units. During the fourth quarter of fiscal 2002, the Company completed the second step test and determined that all or a portion of the goodwill applicable to certain of its reporting units was impaired as of July 1, 2001 resulting in an aggregate charge of $49.5 million. The fair value of the reporting units was determined using the discounted cash flow method and a discount rate of 15.0%. This charge has been reflected in the accompanying consolidated statement of operations as the cumulative effect of change in accounting

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     principle. Additionally, the Company's results for the first quarter of fiscal 2002 have been restated to reflect this charge in that period as required by SFAS 142. The Company has selected June 30 as the date on which it will perform its annual goodwill impairment test.

(9)  NET INCOME (LOSS) PER SHARE

     A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three and six-month periods ended December 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

                                                             Three Months Ended      Six Months Ended
                                                                 December 31,          December 31,
                                                            --------------------   --------------------
                                                              2002        2001       2002        2001
                                                            --------    --------   --------    --------
     Income (loss) from continuing operations before
         cumulative effect of change in accounting
         principle                                          $    148    $  1,500   $  3,961    $    519
     Less: Accretion of redeemable preferred stock            (1,201)         --     (1,201)         --
                                                            --------    --------   --------    --------
     Income (loss) from continuing operations before
         cumulative effect of change in accounting
         principle less accretion of redeemable preferred
         stock                                              $ (1,053)   $  1,500   $  2,760    $    519
                                                            ========    ========   ========    ========

     Average number of shares outstanding - Basic             16,142      15,100     16,068      15,065
     Add: Incremental shares for:
         Dilutive effect of stock options                         --         236      1,830         118
                                                            --------    --------   --------    --------
     Average number of shares outstanding - Diluted           16,142      15,336     17,898      15,183
                                                            ========    ========   ========    ========
     Income (loss) per share - Basic
         Income (loss) from continuing operations before
           cumulative effect of change in accounting
           principle                                        $   0.00    $   0.10   $   0.24    $   0.03
         Less: Accretion of redeemable preferred stock         (0.07)         --      (0.07)         --
                                                            --------    --------   --------    --------
         Income (loss) from continuing operations before
           cumulative effect of change in accounting
           principle less accretion of redeemable
           preferred stock                                  $  (0.07)   $   0.10   $   0.17    $   0.03
                                                            ========    ========   ========    ========
     Income (loss) per share - Diluted
         Income (loss) from continuing operations before
           cumulative effect of change in accounting
           principle                                        $   0.00    $   0.10   $   0.22    $   0.03
         Less: Accretion of redeemable preferred stock         (0.07)         --      (0.07)         --
                                                            --------    --------   --------    --------
         Income (loss) from continuing operations before
           cumulative effect of change in accounting
           principle less accretion of redeemable
           preferred stock                                  $  (0.07)   $   0.10   $   0.15    $   0.03
                                                            ========    ========   ========    ========

     Stock options with exercise prices above the applicable market prices have been excluded from the calculation of diluted earnings per share. Such options totaled 4.5 million and 5.4 million at December 31, 2002 and 2001,

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     respectively. As a result of anti-dilutive effects, approximately 1.9 million option shares which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share for the three months ended December 31, 2002.

     Earnings per share is affected by the accretion of the redeemable preferred stock of approximately $1.2 million per quarter. Additionally, upon approval of the stockholders of additional common shares and notice from the Company to holders of the redeemable preferred stock, 2,115,490 common shares will be included in the denominator of the earnings per share calculation.

(10) SEGMENT REPORTING

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

     The Medical Transportation and Related Services Segment includes emergency ambulance services provided to individuals pursuant to contracts with counties, fire districts, and municipalities, as well as non-emergency ambulance services provided to individuals requiring either advanced or basic levels of medical supervision during transport. The Segment also includes alternative transportation services, operational and administrative support services related to the Company's public/private alliance with the City of San Diego.

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

     The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of and for the three and six months ended December 31, 2002 and 2001. The Company has revised certain of the information presented below as of and for the three and six months ended December 31, 2001. Such revisions consist of:

     * The inclusion of alternative transportation services ($2.6 million in the three months ended December 31, 2001 and $5.4 million in the six months ended December 31, 2001) as well as operational and administrative support services related to the Company's public/private alliance with the City of San Diego ($3.7 million in the three months ended December 31, 2001 and $7.3 million in the six months ended December 31, 2001) within the Medical Transportation and Related Services Segment (such services were previously included in the Fire and Other Segment);

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     * The clarification of the measure of segment profitability as well as the definition of segment assets to correspond with the manner in which the Company has historically managed its operations; and

     *    The addition of a reconciliation of the segment financial  information
     to  corresponding   amounts   contained  in  the   Consolidated   Financial
     Statements.

     These revisions had no impact on the Company's consolidated financial position, results of operations or cash flows.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    Information by reporting segment is set forth below:

                                             MEDICAL
                                          TRANSPORTATION
                                           AND RELATED     FIRE AND
                                             SERVICES       OTHER       CORPORATE       TOTAL
                                            ----------    ----------    ----------    ----------
                                                               (IN THOUSANDS)
THREE MONTHS ENDED DECEMBER 31, 2002
  Net revenues from external customers ..   $  102,895    $   20,569    $       --    $  123,464
  Segment profit (loss) .................       11,818         2,740        (3,555)       11,003
  Segment assets ........................       94,691         1,086            --        95,777

THREE MONTHS ENDED DECEMBER 31, 2001
  Net revenues from external customers ..   $   96,059    $   18,274    $       --    $  114,333
  Segment profit (loss) .................       11,630         2,106        (4,299)        9,437
  Segment assets ........................       96,867         1,590            --        98,457

SIX MONTHS ENDED DECEMBER 31, 2002
  Net revenues from external customers ..   $  206,689    $   42,340    $       --    $  249,029
  Segment profit (loss) .................       24,515         6,751        (7,069)       24,197
  Segment assets ........................       94,691         1,086            --        95,777

SIX MONTHS ENDED DECEMBER 31, 2001
  Net revenues from external customers ..   $  193,874    $   36,933    $       --    $  230,807
  Segment profit (loss) .................       21,923         5,095        (7,696)       19,322
  Segment assets ........................       96,867         1,590            --        98,457

     A reconciliation  of segment profit (loss) to income (loss) from continuing
     operations   before  income  taxes  and  cumulative  effect  of  change  in accounting principle is as follows:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                      ------------------------    ------------------------
                                                         2002          2001          2002          2001
                                                      ----------    ----------    ----------    ----------
Segment profit (loss) .............................   $   11,003    $    9,437    $   24,197    $   19,322
Depreciation and amortization .....................       (3,309)       (3,911)       (6,749)       (7,942)
Interest expense, net .............................       (7,491)       (5,651)      (13,377)      (12,475)
Other expense, net ................................           --             9            --             9
                                                      ----------    ----------    ----------    ----------
Income (loss) from continuing operations before
    income taxes, and cumulative effect of change
    in accounting principle .......................   $      203    $     (116)   $    4,071    $   (1,086)
                                                      ==========    ==========    ==========    ==========

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of segment assets to total assets is as follows:

                                                       AS OF DECEMBER 31,
                                                    -----------------------
                                                       2002         2001
                                                    ----------   ----------
     Segment assets .............................   $   95,777   $   98,457
     Cash .......................................        8,963       11,319
     Inventories ................................       12,074       13,241
     Prepaid expenses and other .................        8,708        5,027
     Property and equipment, net ................       45,905       51,989
     Goodwill ...................................       41,167       92,345
     Other assets ...............................       23,327       14,365
                                                    ----------   ----------
                                                    $  235,921   $  286,743
                                                    ==========   ==========

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company has complied with the disclosure requirements of SFAS No. 148 and does not anticipate voluntarily changing to the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the application of FIN 45 to have a material impact on its financial condition or results of operations.

(12) COMMITMENTS AND CONTINGENCIES

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

     The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. Changes in reimbursement policies or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company's cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     LEGAL PROCEEDINGS

     From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, cash flows or results of operations. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some cases, insurance coverage may not be adequate to cover all liabilities arising out of such claims. In addition, due to the nature of the Company's business, Center for Medicare and Medicaid Services (CMS) and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company's compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

     The parties have commenced discovery in the Ruble v. Rural/Metro case. During discovery, the parties conduct investigation through formal processes such as depositions, subpoenas and requests for production of documents. This phase is currently expected to run through November 2003. In addition, Plaintiffs have moved to certify the class in the Ruble v. Rural/Metro case. Defendants, without waiving the right to object in the future, at this juncture expect to stipulate to the certification of the class.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Company and the individual defendants are insured by primary and excess insurance policies, which were in effect at the time the lawsuits were filed (the "D&O Policies"). The Company's primary carrier had been funding the costs of the litigation and attorney's fees over approximately the last four years. Recently, however, the Company's primary carrier notified all defendants that it is taking the position that there is no coverage. The primary carrier purports to base this decision on the actions of one of the Company's former officers, whom the primary carrier claims assisted the Plaintiffs in the Ruble v. Rural/Metro case in such a way as to trigger an exclusion under the policy. The Company and the carrier have agreed in principle to an interim funding agreement, subject to final documentation under which the carrier would advance defense costs in the underlying litigations pending a court determination of the coverage dispute. While the Company intends to vigorously pursue its rights under the D&O Policies, the Company is unable to predict with certainty the outcome of these matters. A final and binding adverse judgment on the coverage dispute could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Based on the information currently available, the Company does not have the ability to estimate it's potential liability, if any, related to this matter.

     The Company, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall
     L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of a class of persons who purchased our publicly traded securities including our common stock from July 1, 1996 through June 30, 2001. The primary allegations of the complaint include violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Company's 401(k) plan, Employee Stock Purchase Plan and Employee Stock Ownership Plan. The Plaintiffs seek unspecified compensatory and punitive damages. The Plaintiffs amended the Complaint on October 17, 2002 adding Barry Landon and Jane Doe Landon as defendents and making certain additional allegations and claims. On October 30, 2002, Defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. The Company and the individual defendants have consented to this removal. The Company and the individual defendants have been served with the summons and complaint and are in the process of responding to the Amended Complaint. Based on the information currently available, the Company does not have the ability to estimate it's potential liability, if any, related to this matter.

     As previously reported, LaSalle Ambulance, Inc., a New York corporation which is a subsidiary of Rural/Metro Corporation, was sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, in the Supreme Court of the State of New York, Erie County. In January 2003, the parties reached an agreement in principle to settle the matter. The agreement in principle, which does not result in the Company recording any additional claims expense, provides for a full release of LaSalle Ambulance in April 2003 subject to completion of final settlement documentation and plaintiff's receipt of agreed consideration.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     GENERAL LIABILITY AND WORKERS' COMPENSATION POLICIES

     With respect to the Company's liability insurance policies (including it's general liability, auto liability and professional liability policies) for the policy years commencing in June 2000, 2001 and 2002, the Company is required by each policy to set aside $100,000 per month into a designated "loss fund" account which cash is restricted to the payment of our retention obligations as required under such policies. The Company expects to fund these deposits on a monthly basis in subsequent years until such time as the total loss fund deposits equal the contractual ceiling on our aggregate retention obligation under these policies. The loss fund balances vary during the course of the year depending upon the frequency and severity of claims payments; however, the Company typically maintains a minimum balance in each loss fund of at least $250,000. If claims payments within the Company's retention layer exceed the applicable loss fund balance required for that policy year, the current monthly funding obligation will be accelerated to the extent of such excess. Such accelerated payments could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     The Company's liability insurance policies for the policy years commencing in June 2000 and June 2001 were issued by Legion Insurance Company (Legion) as fronting carrier and are 100% reinsured by an "A++" rated insurance carrier unrelated to Legion. At the time the coverage was purchased, Legion was an "A" rated insurance carrier. Under these policies, the obligation of the reinsurer to pay covered losses effectively commences once the Company satisfies it's self-insured retention obligations on a per occurrence or aggregate basis. As of December 31, 2002, all closed liability claims under these policies have been resolved within the retention layer. However, as remaining claims develop, the Company anticipates that the retention layer will be exhausted, at which point the reinsurer will be obligated to fund all losses and expenses related to such claims. On April 1, 2002, the Pennsylvania Insurance Department (the "Department") placed Legion under rehabilitation. The Department is conducting the rehabilitation process, subject to judicial review by the Commonwealth Court of Pennsylvania. Based upon the information currently available, the Company believes that it's reinsurance proceeds will be available to pay claims in excess of the retention as originally contracted notwithstanding the rehabilitation process. However, if the Court deems the Company's reinsurance to be a general asset of Legion, then reinsurance proceeds to fund covered liability losses in excess of the retention may be substantially reduced, delayed or unrecoverable. In such an event, the Company may be required to fund liability losses for these policy years in excess of the retention to the extent that such losses are not covered by state guaranty funds (whether due to liability coverage caps or other circumstances applicable to such guaranty funds).

     For the policy year commencing May 1, 2001 through May 1, 2002, the Company purchased a workers' compensation policy issued by Legion, which included a deductible to be paid by the Company for each occurrence (subject to an aggregate maximum limit). The Company also concurrently purchased a deductible reimbursement policy issued by Mutual Indemnity (Bermuda) Ltd. (Mutual Indemnity), an affiliate of Legion. The deductible reimbursement policy requires Mutual Indemnity to fully cover the Company's deductible obligations under the workers compensation policy. Under the deductible reimbursement policy, the Company pre-paid all of it's anticipated deductible obligations for the policy year by making contributions of approximately $6.5 million into a loss fund account held by Mutual Indemnity.

     As noted above, the Department placed Legion into rehabilitation in April 2002. In January 2003, the Commonwealth Court of Pennsylvania ordered the Legion rehabilitator and Mutual Indemnity to establish a trust account, to be funded by deposits held by Mutual Indemnity (including deposits in our loss fund account), for the benefit of the insureds which had placed the

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     deposits with Mutual Indemnity. It is the Company's understanding that the Legion rehabilitator intends to appeal the decision of the court to enforce this trust mechanism and that the rehabilitator has asserted, on behalf of Legion, that funds held by Mutual Indemnity (including deposits in our loss fund account) are assets of Legion that should be available to its general creditors. Pending resolution of this matter, Mutual Indemnity has suspended funding workers compensation claims from the amounts we previously deposited with it and some claims are being handled by state guaranty funds or paid directly by the Company. The Company believes the rehabilitator's appeal lacks merit based upon the facts and circumstances. The Company is actively participating in the court proceedings to cause such a trust account mechanism to be created and to operate so as to fully cover all it's deductible obligations as originally intended and to return to the Company any remaining deposit balance once all claims are closed. However, if the funds on deposit with Mutual Indemnity are determined to be general assets of Legion, then use of the Company's loss fund deposits to pay workers compensation claims within it's deductible may be substantially reduced, delayed or unrecoverable. In such an event, the Company may be required to fund the deductible portion of workers compensation claims arising in this policy year, without access to existing deposits in the loss fund account held by Mutual Indemnity. To the extent that workers' compensation claims exceed our deductible portion, the Company currently anticipates that the applicable state guaranty funds will provide coverage for such excess at no additional cost to the Company.

     During fiscal years 1992 through 2001, the Company purchased certain portions of it's workers' compensation coverage from Reliance Insurance Company ("Reliance"). At the time coverage was purchased, Reliance was an "A" rated insurance company. In connection with this coverage, the Company provided Reliance with various amounts and forms of collateral (e.g., letters of credit, surety bonds and cash deposits) to secure it's performance under the respective policies as was customary and required in the workers' compensation marketplace at the time. As of December 31, 2002, Reliance held $3.0 million of cash collateral under this coverage. On May 29, 2001, Reliance was placed under rehabilitation by the Department and on October 3, 2001 was placed into liquidation. It is the Company's understanding that the collateral held by the Reliance liquidator will be returned to it once all related claims have been satisfied so long as we have satisfied the claim payment obligations under the related policies. To the extent that certain of the Company's workers' compensation claims have exceeded the deductible under the Reliance policies, the applicable state guaranty funds have provided such excess coverage at no additional cost to the Company. We currently anticipate that the state guaranty funds will continue to provide such excess coverage.

     Based upon the information currently available, the Company believes that the amounts on deposit with Reliance and Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on our behalf as originally intended, and that state guaranty funds will provide coverage for claims in excess of the deductible. The Company further believe that reinsurance proceeds for it's liability policies for policy years commencing in June 2000 and June 2001 will be available to cover claims in excess of the retention as originally intended or that state guaranty funds will provide coverage for such excess subject to applicable limitations. The Company's inability to access the funds on deposit with Reliance or Mutual Indemnity or to access our liability reinsurance proceeds, or claims in excess of the deductible or retention limitations that are not covered by state guaranty funds, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

                             RURAL/METRO CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     FIRE CONTRACT

     The Company was recently notified that an initiative to form a municipal fire department in one of the municipalities to which it provides fire protection services, would be voted on in May 2003. Should the initiative pass, the Company's contract will be terminated. This contract represented $4.2 million and $8.4 million of net revenue for the three and six months ended December 31, 2002, respectively.

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

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2002, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

MEDICAL TRANSPORTATION AND RELATED FEE REVENUE RECOGNITION -- Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of a provision for Medicare, Medicaid, and other contractual reimbursement limitations. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these reimbursement limitations at the time revenue is recognized. Estimates of amounts uncollectible due to such reimbursement limitations are based on historical collection data, historical write-off activity and current relationships with payers, and are computed separately for each service area. The estimated uncollectibility is translated into a percentage of total revenue which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the collectibility of the current revenue stream, revenue could be overstated or understated. Provisions made for reimbursement limitations on ambulance and alternative transportation service fees are included in the calculation of medical transportation and related service revenue and totaled $32.9 million and $32.3 million for the three months ended December 31, 2002 and 2001, respectively and $66.5 and $66.3 for the six months ended December 31, 2002 and 2001, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS FOR MEDICAL TRANSPORTATION AND RELATED FEES -- Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, provisions for uncollectibility due to Medicare, Medicaid and contractual reimbursement limitations are recorded as provisions against revenue. We estimate additional provisions related to the potential uncollectibility of other payers based on historical collection data and historical write-off activity. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less provision percentages applied for Medicare, Medicaid and contractual reimbursement limitations. If historical data used to calculate these estimates does not properly reflect the collectibility of the current net revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $19.0 million and $16.5 million for the three months ended December 31, 2002 and 2001, respectively and $37.7 million and $33.2 million for the six months ended December 31, 2002 and 2001, respectively.

WORKERS' COMPENSATION RESERVES -- Beginning May 1, 2002, we purchased a corporate-wide "first-dollar" workers' compensation insurance policy, under which we have no obligation to pay any deductible amounts on claims occurring during the policy period. This policy covers all workers' compensation claims made by our employees. Accordingly, provisions for workers' compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers' compensation policies included a deductible obligation of $250,000 per claim, which was increased in recent years to $500,000 per claim, with no aggregate limit. Claims relating to these prior policy years remain outstanding. Claim reserves were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal claim reviews. We also periodically engage actuaries to assist us in the determination of the adequacy of our workers' compensation claim reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for workers' compensation claims could be overstated or understated. Reserves related to workers' compensation claims totaled $13.0 million and $15.9 million at December 31, 2002 and June 30, 2002, respectively.

GENERAL LIABILITY RESERVES -- We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability claims. Internally and throughout this report, we refer to these three types of policies collectively as "general liability" policies. The coverage provided by these policies currently is, and historically has been, subject to a retention or deductible. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. In general, our retention obligation for policies issued in fiscal years prior to 2001 ranges from $100,000 to $250,000 per claim (with no aggregate limit), depending on the policy year and line of coverage. Beginning in fiscal 2001, our deductible amount increased to $1,000,000 per claim; however, we also purchased a liability ceiling for each of those policy years, which permanently caps our maximum aggregate retention obligation. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. In fiscal 2002, we engaged an outside insurance expert to review the estimates set by our third-party administrator on certain claims and to participate in our periodic internal reviews. We also periodically engage actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.8 million and $15.4 million at December 31, 2002 and June 30, 2002, respectively.

Two  of  the  Company's   insurers  under  its  general  liability  and  workers
compensation programs for various policy years have entered rehabilitation or liquidation proceedings in Pennsylvania. See "Liquidity and Capital Resources."

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

We have certain cash contractual obligations related to our debt instruments that come due at various times. In addition, we have other commitments in the form of standby letters of credit and surety bonds. As reported in our 2002 Annual Report on Form 10-K, as amended, we have contractual obligations related to our credit facility of $152.4 million and Senior Notes of $150.0 million, as well as other commitments related to standby letters of credit of $3.5 million and preferred stock redemption amounts totaling $15.0 million. Other contractual obligations for capital leases and notes payable and operating leases as well as commitments related to surety bonds have not changed substantially since year-end.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REVENUE

Net revenue increased approximately $9.2 million, or 8.0%, from $114.3 million for the three months ended December 31, 2001 to $123.5 million for the three months ended December 31, 2002.

MEDICAL TRANSPORTATION AND RELATED SERVICES -- Medical transportation and related service revenue increased $6.8 million, or 7.1%, from $96.1 million for the three months ended December 31, 2001 to $102.9 million for the three months ended December 31, 2002. This increase is comprised of a $7.7 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $700,000 increase in revenue related to a new 911 contract that went into effect during the first quarter of fiscal 2003 offset by a $1.5 million decrease related to service areas identified for closure in fiscal 2001.

Total transports, including alternative transportation, decreased 14,000, or 4.8%, from approximately 294,000 (approximately 256,000 ambulance and approximately 38,000 alternative transportation) for the three months ended December 31, 2001 to approximately 280,000 (approximately 257,000 ambulance and approximately 23,000 alternative transportation) for the three months ended December 31, 2002. Service areas identified for closure in fiscal 2001 accounted for a decrease of approximately 4,000 transports. Transports in areas that we served in both the three months ended December 31, 2002 and 2001 decreased by approximately 11,000 transports. These decreases were offset by an increase of approximately 1,000 transports related to a new 911 contract that went into effect during the first quarter of fiscal 2003.

FIRE AND OTHER -- Fire protection services revenue increased by $1.8 million, or 11.8%, from $15.3 million for the three months ended December 31, 2001 to $17.1 million for the three months ended December 31, 2002. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $759,000 and rate increases on existing contracts and additional fire contracts of $718,000. We were notified that an initiative to form a municipal fire department in one of the municipalities to which we provide fire protection services would be voted on in May 2003. Should the initiative pass, our contract with the municipality would be terminated. This contract represented $4.2 million of fire protection services revenue for the three months ended December 31, 2002.

Other revenue increased by $600,000, or 20.7%, from $2.9 million for the three months ended December 31, 2001 to $3.5 million for the three months ended December 31, 2002. Other revenue increases are primarily related to increased revenue related to the public/private alliance with the City of San Diego of $311,000.

OPERATING EXPENSES

PAYROLL AND EMPLOYEE BENEFITS -- Payroll and employee benefit expenses increased approximately $4.3 million, or 6.5%, from approximately $65.9 million for the three months ended December 31, 2001 to $70.2 million for the three months ended December 31, 2002. The increase is primarily related to increased workers compensation expense of $1.1 million due to increased insurance rates as well as general wage increases. Payroll and employee benefits as a percentage of net revenue was 56.8% for the three months ended December 31, 2002 compared to 57.7% for the three months ended December 31, 2001 with the decrease attributable to increased rates on medical transportation revenue.

PROVISION FOR DOUBTFUL ACCOUNTS -- The provision for doubtful accounts increased $2.4 million, or 14.5%, from $16.6 million, or 14.5% of total revenue, for the three months ended December 31, 2001 to $19.0 million, or 15.4% of total revenue, for the three months ended December 31, 2002.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 19.2% for the three months ended December 31, 2002 and 17.9% for the three months ended December 31, 2001. The increase primarily reflects the mix between ambulance and alternative transportation services as well as slightly increased bad debt rates on ambulance services. The bad debt rate on alternative transportation services is significantly lower than that on ambulance services. Due to the Company's restructuring efforts, revenue relating to alternative transportation services is becoming a smaller percentage of our overall medical transportation revenue. Ambulance services bad debt as a percentage of ambulance service revenue was 19.4% for the three months ended December 31, 2002 and 18.2% for the three months ended December 31, 2001.

DEPRECIATION - Depreciation decreased $0.6 million, or 15.4%, from $3.9 million for the three months ended December 31, 2001 to $3.3 million for the three months ended December 31, 2002. The decrease is primarily due to decreased capital expenditures in recent years. Depreciation was 3.4% and 2.9% of net revenue for the three months ended December 31, 2001 and 2002, respectively.

OTHER OPERATING EXPENSES -- Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $800,000, or 3.6%, from $22.4 million for the three months ended December 31, 2001 to $23.2 million for the three months ended December 31, 2002. The increase in other operating expenses is primarily due to increases in general liability expenses of $1.0 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories. These increases were offset by the reversal of a portion of the fiscal 2001 restructuring charge. A charge was recorded in fiscal 2001 relating to an underperforming service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area has improved and we were awarded a new multi-year contract. The contract related to this award was finalized during the three months ended December 31, 2002 and as a result, the remaining reserve of $1.3 million was released to income. Other operating expenses decreased from 19.6% of net revenue for the three months ended December 31, 2001 to 18.8% of net revenue for the three months ended December 31, 2002 (19.9% excluding the reversal of the fiscal 2001 restructuring charge described above).

INTEREST EXPENSE -- Interest expense increased by $1.8 million, or 31.6%, from $5.7 million for the three months ended December 31, 2001 to $7.5 million for the three months ended December 31, 2002. This increase was primarily caused by increased effective rates due to the renegotiation of the credit facility. Amortization of deferred financing costs totaled $913,000 in the three months ended December 31, 2002. In addition, the average rate charged on the credit facility increased from 7.75% for the three months ended December 31, 2001 to 8.71% for the three months ended December 31, 2002. The principal balance on the credit facility was $141.8 million at December 31, 2001 compared to $152.4 million at December 31, 2002. See further discussion on the amended credit facility, which became effective September 30, 2002, in "Liquidity and Capital Resources."

INCOME TAXES -- We recorded an income tax provision of $55,000 for the three months ended December 31, 2002 as compared to an income tax benefit of $1.6 million for the three months ended December 31, 2001. The provision for the three months ended December 31, 2002 is primarily related to provisions for state income taxes. The benefit recorded in the three months ended December 31, 2001 is primarily related to a $1.6 million income tax refund received during the period.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin

America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. Our Latin American operations generated $1.7 million of income for the three months ended December 31, 2001.

SIX MONTHS  ENDED  DECEMBER 31, 2002  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2001

REVENUE

Net revenue increased approximately $18.2 million, or 7.9%, from $230.8 million for the six months ended December 31, 2001 to $249.0 million for the six months ended December 31, 2002.

MEDICAL TRANSPORTATION AND RELATED SERVICES -- Medical transportation and related service revenue increased $12.8 million, or 6.6%, from $193.9 million for the six months ended December 31, 2001 to $206.7 million for the six months ended December 31, 2002. This increase is comprised of a $15.7 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $1.3 million increase in revenue related to a new 911 contract that went into effect during the first quarter of fiscal 2003 offset by a $2.0 million decrease related to the loss of the 911 contract in Arlington, Texas and a $2.2 million decrease related to service areas identified for closure in fiscal 2001.

Total transports, including alternative transportation, decreased 30,000, or 5.0%, from approximately 598,000 (approximately 521,000 ambulance and approximately 77,000 alternative transportation) for the six months ended December 31, 2001 to approximately 568,000 (approximately 520,000 ambulance and approximately 48,000 alternative transportation) for the six months ended December 31, 2002. The loss of the 911 contract in Arlington, Texas accounted for a decrease of approximately 4,000 transports. Service areas identified for closure in fiscal 2001 accounted for a decrease of approximately 8,000 transports. Transports in areas that we served in both the six months ended December 31, 2002 and 2001 decreased by approximately 20,000 transports. These decreases were offset by an increase of approximately 2,000 transports related to a new 911 contract that went into effect during the first quarter of fiscal 2003.

FIRE AND OTHER -- Fire protection services revenue increased by approximately $4.1 million, or 13.3%, from approximately $30.9 million for the six months ended December 31, 2001 to approximately $35.0 million for the six months ended December 31, 2002. Fire protection services revenue increased primarily due to increases in forestry revenue of $1.0 million due to a particularly active wildfire season and to rate and utilization increases in our subscription fire programs of $1.5 million and rate increases on existing contracts and additional fire contracts of $1.3 million. We were notified that an initiative to form a municipal fire department in one of the municipalities to which we provide fire protection services would be voted on in May 2003. Should the initiative pass, our contract with the municipality would be terminated. This contract represented $8.4 million of fire protection services revenue for the six months ended December 31, 2002.

Other revenue increased by $1.4 million, or 23.3%, from $6.0 million for the six months ended December 31, 2001 to $7.4 million for the six months ended December 31, 2002. Other revenue increases are primarily related to increased revenue related to the public/private alliance with the City of San Diego of $834,000.

OPERATING EXPENSES

PAYROLL AND EMPLOYEE BENEFITS -- Payroll and employee benefit expenses increased approximately $7.1 million, or 5.3%, from approximately $134.2 million for the six months ended December 31, 2001 to $141.3 million for the six months ended December 31, 2002. The increase is primarily related to increased workers compensation expense of $588,000 due to increased insurance rates as well as general wage increases. Additionally, there was an increase of $814,000 in management incentives which is primarily reflective of a $500,000 reversal made in the six months ended December 31, 2001 for unused accrued amounts. Payroll and employee benefits as a percentage of net revenue was 56.7% for the six months ended December 31, 2002 compared to 58.1% for the six months ended December 31, 2001 with the decrease attributable to increased rates on medical transportation revenue.

PROVISION FOR DOUBTFUL ACCOUNTS -- The provision for doubtful accounts increased $4.3 million, or 12.9%, from $33.4 million, or 14.5% of total revenue, for the six months ended December 31, 2001 to $37.7 million, or 15.1% of total revenue, for the six months ended December 31, 2002.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 18.9% for the six months ended December 31, 2002 and 17.8% for the six months ended December 31, 2001. The increase primarily reflects the mix between ambulance and alternative transportation services as well as slightly increased bad debt rates on ambulance services. The bad debt rate on alternative transportation services is significantly lower than that on ambulance services. Due to the Company's restructuring efforts, revenue relating to alternative transportation services is becoming a smaller percentage of our overall medical transportation revenue. Ambulance services bad debt as a percentage of ambulance service revenue was 19.2% for the six months ended December 31, 2002 and 18.0% for the six months ended December 31, 2001.

DEPRECIATION - Depreciation decreased $1.2 million, or 15.2%, from $7.9 million for the six months ended December 31, 2001 to $6.7 million for the six months ended December 31, 2002. The decrease is primarily due to decreased capital expenditures in recent years. Depreciation was 3.4% and 2.7% of net revenue for the six months ended December 31, 2001 and 2002, respectively.

OTHER OPERATING EXPENSES -- Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $1.8 million, or 4.1%, from $43.9 million for the six months ended December 31, 2001 to $45.7 million for the six months ended December 31, 2002. The increase in other operating expenses is primarily due to increases in general liability expenses of $1.8 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories. This increase was offset by the reversal of a portion of the fiscal 2001 restructuring charge. A charge was recorded in fiscal 2001 relating to an underperforming service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area has improved and we were awarded a new multi-year contract. The contract related to this award was finalized during the six months ended December 31, 2002 and as a result, the remaining reserve of $1.3 million was released to income. Other operating expenses decreased from 19.0% of net revenue for the six months ended December 31, 2001 to 18.4% of net revenue for the six months ended December 31, 2002 (18.9% excluding the reversal of the fiscal 2001 restructuring charge described above).

INTEREST EXPENSE -- Interest expense increased by approximately $900,000, or 7.2%, from $12.5 million for the six months ended December 31, 2001 to $13.4 million for the six months ended December 31, 2002. This increase was primarily due to increased effective interest rates related to the renegotiation of the credit facility. Amortization of deferred financing costs totaled $1.0 million in the six months ended December 31, 2002 See further discussion on the amended credit facility, which became effective September 30, 2002, in "Liquidity and Capital Resources."

INCOME TAXES -- We recorded an income tax provision of $110,000 for the six months ended December 31, 2002 as compared to an income tax benefit of $1.6 million for the six months ended December 31, 2001. The provision for the six months ended December 31, 2002 is primarily related to provisions for state income taxes. The benefit recorded in the six months ended December 31, 2001 is primarily related to a $1.6 million income tax refund received during that period.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the six months ended December 31, 2002. Our Latin American operations generated a loss of $156,000 and income of $1.5 million for the six months ended December 31, 2002 and 2001, respectively.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts, using a valuation date of July 1, 2001, and determined that a transitional goodwill impairment charge of $49.5 million, net of $0 income taxes, was required. This impairment primarily relates to our medical transportation and related services segment. The impairment charge is non-cash and non-operational in nature and is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations, retroactively applied to the quarter ended September 30, 2001, in accordance with the provisions of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2002, we recorded net income before the accretion of redeemable preferred stock of $16.3 million compared with a net loss of $47.5 million for the six months ended December 31, 2001. Net income for the six months ended December 31, 2002 includes a gain on the disposal of our Latin American operations of $12.5 million while the net loss for the six months ended December 31, 2001 includes a charge of $49.5 million relating to the adoption effective July 1, 2001 of the new goodwill standard. Cash provided by operating activities totaled $4.9 million for the six months ended December 31, 2002 and $6.6 million for the six months ended December 31, 2001.

At December 31, 2002, we had cash of $9.0 million, total debt of $307.4 million and a stockholders' deficit of $160.2 million. Our total debt at December 31, 2002 included $149.9 million of our 7 7/8% senior notes due 2008, $152.4 million outstanding under our revolving credit facility, $4.2 million payable to a former joint venture partner and $900,000 of capital lease obligations.

On September 30, 2002, we entered into an amended credit facility with our lenders which, among other things, extended the maturity date of the facility from March 16, 2003 through December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable preferred stock.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2003. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the six months ended December 31, 2002, cash flow provided by operations was $5.0 million resulting primarily from net income of $16.3 million, offset by the non-cash effect of the disposal of our Latin American operations of $13.7 million, non-cash depreciation and amortization expense of $6.8 million and provision for doubtful accounts of $37.7 million. Additionally, cash flow from operating activities was negatively impacted by a decrease in accrued liabilities of $4.5 million and an increase in accounts receivable of $35.0 million. Cash flow provided by operations was $6.6 million for the six months ended December 31, 2001.

Cash used in investing activities was $4.2 million for the six months ended December 31, 2002 due primarily to capital expenditures of approximately $4.8 million offset by proceeds from the sale of property and equipment of $500,000. Cash used in investing activities was $1.9 million for the six months ended December 31, 2001, due to capital expenditures of $2.9 million net of proceeds from the sale of property and equipment of $1.0 million.

Cash used in financing activities was approximately $1.5 million for the six months ended December 31, 2002, primarily due to repayments on capital lease obligations and other debt and cash paid for debt issuance costs. Cash used in financing activities was approximately $1.8 million for the six months ended December 31, 2001.

Our accounts receivable, net of the allowance for Medicare, Medicaid and contractual discounts and doubtful accounts, were $95.8 million and $99.1 million as of December 31, 2002 and June 30, 2002, respectively. The decrease in net accounts receivable is due to many factors, including the disposal of the Latin American operations, collection of outstanding receivables related to closed service areas and overall improvement in collections on existing operations.

The allowance for Medicare, Medicaid, contractual discounts and doubtful accounts was $32.7 million at June 30, 2002 compared to $30.6 million at December 31, 2002. The change in the allowance for Medicare, Medicaid, contractual discounts and doubtful accounts is due to the write-off of uncollectible receivables offset by the current period provision for doubtful accounts. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs. See Risk Factors -- "We depend on reimbursements by third-party payers and individuals."

With respect to our liability insurance policies (including our general liability, auto liability and professional liability policies) for the policy years commencing in June 2000, 2001 and 2002, we are required by each policy to set aside $100,000 per month into a designated "loss fund" account which cash is restricted to the payment of our retention obligations as required under such policies. We expect to fund these deposits on a monthly basis in subsequent years until such time as our total loss fund deposits equal the contractual ceiling on our aggregate retention obligation under these policies. The loss fund balances vary during the course of the year depending upon the frequency and severity of claims payments; however, we typically maintain a minimum balance in each loss fund of at least $250,000. If claims payments within our retention layer exceed the applicable loss fund balance required for that policy year, our current monthly funding obligation will be accelerated to the extent of such excess. Such accelerated payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our liability insurance policies for the policy years commencing in June 2000 and June 2001 were issued by Legion Insurance Company (Legion) as fronting carrier and are 100% reinsured by an "A++" rated insurance carrier unrelated to Legion. At the time we purchased coverage, Legion was an "A" rated insurance carrier. Under these policies, the obligation of our reinsurer to pay covered losses effectively commences once we satisfy our self-insured retention obligations on a per occurrence or aggregate basis. As of December 31, 2002, all closed liability claims under these policies have been resolved within our retention layer. However, as remaining claims develop, we anticipate that our retention layer will be exhausted, at which point our reinsurer will be obligated to fund all losses and expenses related to such claims. On April 1, 2002, the Pennsylvania Insurance Department (the "Department") placed Legion under rehabilitation. The Department is conducting the rehabilitation process, subject to judicial review by the Commonwealth Court of Pennsylvania. Based upon the information currently available, we believe that our reinsurance proceeds will be available to pay claims in excess of our retention as originally contracted notwithstanding the rehabilitation process. However, if the Court deems our reinsurance to be a general asset of Legion, then reinsurance proceeds to fund covered liability losses in excess of our retention may be substantially reduced, delayed or unrecoverable. In such an event, we may be required to fund liability losses for these policy years in excess of our retention to the extent that such losses are not covered by state guaranty funds (whether due to liability coverage caps or other circumstances applicable to such guaranty funds).

For the policy year commencing May 1, 2001 through May 1, 2002, we purchased a workers' compensation policy issued by Legion, which included a deductible to be paid by us for each occurrence (subject to an aggregate maximum limit). We also concurrently purchased a deductible reimbursement policy issued by Mutual Indemnity (Bermuda) Ltd. (Mutual Indemnity), an affiliate of Legion. The deductible reimbursement policy requires Mutual Indemnity to fully cover our deductible obligations under the workers compensation policy. Under the deductible reimbursement policy, we pre-paid all of our anticipated deductible obligations for the policy year by making contributions of approximately $6.5 million into a loss fund account held by Mutual Indemnity.

As noted above, the Department placed Legion into rehabilitation in April 2002. In January 2003, the Commonwealth Court of Pennsylvania ordered the Legion rehabilitator and Mutual Indemnity to establish a trust account, to be funded by deposits held by Mutual Indemnity (including deposits in our loss fund account), for the benefit of the insureds which had placed the deposits with Mutual Indemnity. It is our understanding that the Legion rehabilitator intends to appeal the decision of the court to enforce this trust mechanism and that the rehabilitator has asserted, on behalf of Legion, that funds held by Mutual Indemnity (including deposits in our loss fund account) are assets of Legion that should be available to its general creditors. Pending resolution of this matter, Mutual Indemnity has suspended funding workers compensation claims from the amounts we previously deposited with it and some claims are being handled by state guaranty funds or paid directly by us. We believe the rehabilitator's appeal lacks merit based upon the facts and circumstances. We are actively participating in the court proceedings to cause such a trust account mechanism to be created and to operate so as to fully cover all our deductible obligations as originally intended and to return to us any remaining deposit balance once all claims are closed. However, if our funds on deposit with Mutual Indemnity are determined to be general assets of Legion, then use of our loss fund deposits to pay workers compensation claims within our deductible may be substantially reduced, delayed or unrecoverable. In such an event, we may be required to fund the deductible portion of workers compensation claims arising in this policy year, without access to existing deposits in the loss fund account held by Mutual Indemnity. To the extent that workers' compensation claims exceed our deductible portion, we currently anticipate that the applicable state guaranty funds will provide coverage for such excess at no additional cost to us.

During fiscal years 1992 through 2001, we purchased certain portions of our workers' compensation coverage from Reliance Insurance Company ("Reliance"). At the time we purchased the coverage, Reliance was an "A" rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral (e.g., letters of credit, surety bonds and cash deposits) to secure our performance under the respective policies as was customary and required in the workers' compensation marketplace at the time. As of December 31, 2002, Reliance held $3.0 million of cash collateral under this coverage. On May 29, 2001, Reliance was placed under rehabilitation by the Department and on October 3, 2001 was placed into liquidation. It is our understanding that the collateral held by the Reliance liquidator will be returned to us once all related claims have been satisfied so long as we have satisfied our claim payment obligations under the related policies. To the extent that certain of our workers' compensation claims have exceeded our deductible under the Reliance policies, the applicable state guaranty funds have provided such excess coverage at no additional cost to us. We currently anticipate that the state guaranty funds will continue to provide such excess coverage.

Based upon the information currently available, we believe that the amounts on deposit with Reliance and Mutual Indemnity are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended, and that state guaranty funds will provide coverage for claims in excess of our deductible. We further believe that reinsurance proceeds for our liability policies for policy years commencing in June 2000 and June 2001 will be available to cover claims in excess of our retention as originally intended or that state guaranty funds will provide coverage for such excess subject to applicable limitations. Our inability to access the funds on deposit with Reliance or Mutual Indemnity or to access our liability reinsurance proceeds, or claims in excess of our deductible or retention limitations that are not covered by state guaranty funds, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We had working capital of $42.2 million at December 31, 2002, including cash of $9.0 million compared with working capital of $27.5 million, including cash of $9.8 million at June 30, 2002. The increase in working capital is primarily due to the $15.8 million decrease in accrued liabilities which is related to a decrease in accrued interest due to the conversion of accrued interest to principal in the amended credit facility as well as the assumption of the Argentine liabilities by the buyer in the disposition of our Latin American operations.

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

In December 1999, primarily as a result of additional provisions for doubtful accounts, we were not in compliance with three financial covenants under the revolving credit facility: total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio. We received a series of compliance waivers regarding the financial covenants covering the periods from December 31, 1999 through April 1, 2002. The waivers provided among other things, for enhanced reporting and other requirements and that no additional borrowings would be available to us.

Pursuant to the waivers, as LIBOR contracts expired in March 2000, all borrowings were priced at prime rate plus 0.25 percentage points and interest became payable monthly. Pursuant to the waivers, we also were required to accrue additional interest expense at a rate of 2.0% per annum on the outstanding balance on the revolving credit facility. We recorded approximately $7.4 million of additional interest expense through September 30, 2002. In connection with the waivers, we also made principal payments in an aggregate amount of $5.2 million.

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

* INTEREST RATE. The interest rate was increased to LIBOR plus 7.0% (8.4% as of December 31, 2002), payable monthly. By comparison, the effective interest rate (including the 2.0% of additional accrued interest described above) applicable to the original facility immediately prior to the effective date of the amendment was 7.0%.

* FINANCIAL COVENANTS. The amended facility includes financial covenants similar to the ones included in the original credit facility, with compliance levels under such covenants adjusted to levels consistent with current business levels and outlook. The covenants include (i) total debt leverage ratio (initially set at 7.48), (ii) minimum tangible net worth (initially set at a $230.1 million deficit), (iii) fixed charge coverage ratio (initially set at 0.99), (iv) limitation on capital expenditures of $11 million per fiscal year; and (v) limitation on operating leases during any period of four fiscal quarters to 3.10% of consolidated net revenues. The compliance levels for covenants (i) through (iii) above are set at varying levels on a quarterly basis. Compliance is tested quarterly based on annualized or year-to-date results as applicable.

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

* EXISTING LETTERS OF CREDIT. Pursuant to the amended facility, letters of credit issued pursuant to the original credit agreement were reissued or extended, to a maximum of $3.5 million, for letter of credit fees aggregating 1 7/8% per annum. A third letter of credit, in the amount of $2.6 million which was previously drawn by its beneficiary, will be reissued subject to application of the funds originally drawn in reduction of the principal balance of the facility and payment of a letter of credit fee equal to 7% per annum.

* EQUITY INTEREST. As additional consideration for entering into the amended credit facility, we issued shares of our Series B redeemable preferred stock to the participants in the amended credit facility. The redeemable preferred stock is convertible into 2,115,490 common shares (10% of the post-conversion common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if we issue common stock or securities convertible into our common stock for consideration less than the fair market value of such securities at the time of such transaction. Because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. Conversion of the preferred shares occurs automatically upon notice from the Company, assuming approval by our stockholders of sufficient common shares to permit conversion. Should our stockholders fail to approve such a proposal by December 31, 2004, we will be required to redeem the preferred stock for a price equal to the greater of $15 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should our stockholders fail to approve such a proposal, the redeemable preferred stock enjoys a preference upon a sale of our company, a sale of our assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the redeemable preferred stock would otherwise have been convertible or (ii) $12.5 million or $15 million depending on whether the triggering event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit us from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

We recorded approximately $7.0 million of deferred debt issuance costs related to the amended credit facility ($4.2 million related to the fair value of the redeemable preferred stock, $1.2 million of lender fees which were added to the principal balance of the facility and $1.6 million of related professional fees). These costs are included in other assets in the accompanying consolidated balance sheet as of December 31, 2002. These costs will be amortized to interest expense over the life of the agreement. The fair value of the redeemable preferred stock was estimated to be the market value of the common stock to be acquired upon conversion of the redeemable preferred stock, measured at the date of the amendment. The redeemable preferred stock balance will be accreted to the greater of $15.0 million or the value of the common shares into which the preferred shares would otherwise be converted over the life of the agreement or until the preferred shares are converted to common shares. Due to the higher interest rate associated with the amended credit facility, we anticipate that our cash interest expense will increase approximately $5.6 million annually.

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

Since March 2000, we have satisfied all of our cash needs through cash flow from operations and our cash reserves. Similarly, we expect that cash flow from operations and our existing cash reserves will be sufficient to meet our regularly scheduled debt service and our planned operating and capital needs for the 12 months subsequent to December 31, 2002. Through our restructuring program we have closed or downsized several locations that were negatively impacting our cash flow. In addition, we have significantly reduced our corporate overhead. We have improved the quality of our revenue and have experienced an upward trend in daily cash collections.

There can be no assurance that we will meet our targeted levels of operating cash flow or that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operations and our existing cash resources prove to be inadequate. As discussed above, though we have successfully negotiated an amendment and extension of our credit facility, we will not have access to additional borrowings under such facility. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, among other things, issuance of equity securities or the conversion of all or a portion of our existing debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, cash flows and results of operations may be materially adversely affected.

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

WE HAVE SIGNIFICANT INDEBTEDNESS.

We have significant indebtedness. As of December 31, 2002, we have approximately $307.4 million of consolidated indebtedness, consisting primarily of $150.0 million of 7 7/8% senior notes due in 2008 and approximately $152.4 million outstanding under our credit facility.

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

OUR  LOAN  AGREEMENTS   REQUIRE  US  TO  COMPLY  WITH  NUMEROUS   COVENANTS  AND
RESTRICTIONS.

The agreement governing the terms of the senior notes contains certain covenants limiting our ability to:

     *    incur certain additional debt   *    create certain liens
     *    pay dividends                   *    issue guarantees
     *    redeem capital stock            *    enter into transactions with
     *    make certain investments             affiliates
     *    issue capital stock of          *    sell assets
          subsidiaries                    *    complete certain mergers and
                                               consolidations

The amended credit facility contains other more restrictive covenants and requires us to satisfy certain financial tests, including a total debt leverage ratio, a minimum tangible net worth amount, and a fixed charge ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

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

WE FACE SIGNIFICANT DILUTION OF OUR COMMON STOCK

In conjunction with the amended credit facility we issued shares of our Series B redeemable preferred stock to the participants in the amended credit facility. The redeemable preferred stock is convertible into 2,115,490 common shares. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Conversion of the redeemable preferred stock to common shares will result in dilution of approximately 12%. Until such time as the additional common shares are authorized, the fair value of the redeemable preferred stock will be accreted to the greater of $15.0 million or the value of which the redeemable preferred stock would have otherwise been converted. This accretion will be a reduction in income available to common stockholders.

WE DEPEND ON REIMBURSEMENTS BY THIRD-PARTY PAYERS AND INDIVIDUALS.

We receive a substantial portion of our payments for ambulance services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 90.0% of our ambulance fee collections from such third party payers during the three months ended December 31, 2002, including approximately 27.3% from Medicare. In the three months ended December 31, 2001 we received 87.8% of ambulance fee collections from these third parties, including 25.1% from Medicare. We received approximately 90.0% of our ambulance fee collections from such third-party payers during the six months ended December 31, 2002, including approximately 26.5% from Medicare. In the six months ended December 31, 2001, we also received approximately 87.2% of ambulance fee collections from these third parties, including approximately 25.0% from Medicare.

The reimbursement process is complex and can involve lengthy delays. From time to time, we experience these delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide ambulance services; however, there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews or investigations by governmental agencies of matters such as compliance with billing regulations. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of noncompliance. Delays and uncertainties in the reimbursement process adversely affect the level of accounts receivable, increase the overall costs of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

CLAIMS AGAINST US COULD EXCEED OUR INSURANCE COVERAGE.

We are subject to a significant number of accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. The coverage limits of our policies may not be adequate. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

OUR RESERVES MAY PROVE INADEQUATE.

Under our general liability and employee medical insurance programs, and under our workers' compensation programs prior to May 1, 2002, we are responsible for deductibles in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on industry data and historical experience, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of highly variable and difficult to predict circumstances. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding reduction, which may be material, to our operating results in the period in which the deficiency is identified. We periodically engage actuaries in order to verify the reasonableness of our reserve estimates. However, our reserves may prove inadequate and may have a material adverse effect on our business, financial condition, cash flows and results of operations.

TWO INSURANCE COMPANIES WITH WHICH WE HAVE PREVIOUSLY DONE BUSINESS ARE IN FINANCIAL DISTRESS.

Two previous insurers (Reliance Insurance Company and Legion Insurance Company) under our workers' compensation and general liability programs are currently in liquidation and rehabilitation proceedings, respectively, in Pennsylvania. With respect to the affected policy years, these proceedings may result in the loss of all or part of the collateral and/or funds deposited by us for payment of claims within our deductible or self-insured retention relating to our workers' compensation programs, and may result in restricted access to reinsurance proceeds relating to our general liability program. Based upon the information currently available, we believe that the amounts on deposit are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended. We further believe that reinsurance proceeds for our liability policies will be available to cover claims in excess of our retention as originally intended. Our inability to access the funds on deposit or to access our liability reinsurance proceeds could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that claims exceed our deductible limits and our insurers do no satisfy their coverage obligations, we may be forced to satisfy a portion of those claims directly, which could have a material adverse effect on our business, financial condition, result of operations and cash flows.

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

CERTAIN STATE AND LOCAL GOVERNMENTS REGULATE RATE STRUCTURES AND LIMIT RATES OF RETURN.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes a rate of return on sales we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 19.7% and 15.4% of net revenue for the three months ended December 31, 2002 and

2001, respectively. Ambulance services revenue generated in Arizona accounted for approximately 19.3% and approximately 15.8% of net revenue for the six months ended December 31, 2002 and 2001, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

NUMEROUS GOVERNMENTAL ENTITIES REGULATE OUR BUSINESS.

Numerous federal, state, local, and foreign laws, rules and regulations govern various aspects of the business of ambulance service and fire fighting service providers, covering matters such as licensing, rates, employee certification, environmental matters, radio communications and other factors. Certificates of necessity may be required from state or local governments to operate ambulance services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state, local, or foreign governments could:

     *    change existing laws, rules or regulations,
     * adopt new laws, rules or regulations that increase our cost of doing business,
     *    lower reimbursement levels,
     *    choose to provide services for themselves, or
     * otherwise adversely affect our business, financial condition, cash flows, and results of operations.

We could encounter difficulty in complying with all applicable laws, rules and regulations.

HEALTH CARE REFORMS AND COST CONTAINMENT MAY AFFECT OUR BUSINESS.

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which protects the privacy of patients' health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, requires covered entities to comply with the final rule's provisions by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. Our HIPAA Subcommittee of the Corporate Compliance Committee is addressing the impact of HIPAA and considering changes to or enactment of policies, training and/or procedures which may need to be implemented to comply under the final rule. Because the impact of HIPAA on the health care industry is not known at this time, we may incur significant costs associated with implementation and continued compliance with HIPAA or further legislation which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In addition, managed care providers are focusing on cost containment measures while seeking to provide the most appropriate level of service at the most appropriate treatment facility. Changing industry practices could have an adverse effect on our business, financial condition, cash flows, and results of operations.

WE DEPEND ON CERTAIN BUSINESS RELATIONSHIPS.

We depend to a great extent on certain contracts with municipalities or fire districts to provide 911 emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 18.4% and 16.3% of net revenue for the three months ended December 31, 2002 and 2001, respectively. Our six largest contracts accounted for approximately 18.4% and approximately 17.2% of net revenue for the six months ended December 31, 2002 and 2001, respectively. One of these contracts accounted for approximately 4.3% and 3.7% of net revenue for the three months ended December 31, 2002 and 2001, respectively. One of these contracts accounted for approximately 4.3% and approximately 3.8% of net revenue for the six months ended December 31, 2002 and 2001, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONDITIONS.

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

As previously reported, the Company, Arthur Andersen LLP and certain of the Company's current and former officers and directors and their spouses were named as defendants in a purported class action lawsuit: Steven A. Springborn v. Rural/Metro Corporation, et al., filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The Plaintiffs amended the Complaint on October 17, 2002 adding Barry Landon and Jane Doe Landon as defendents and making certain additional allegations and claims. On October 30, 2002, Defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona. The Company and the individual defendants have consented to this removal. The Company and the individual defendants have been served with the summons and complaint and are in the process of responding to the Amended Complaint.

As previously reported, LaSalle Ambulance, Inc., a New York corporation which is a subsidiary of Rural/Metro Corporation, was sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, in the Supreme Court of the State of New York, Erie County. In January 2003, the parties reached an agreement in principle, which does not result in any additional claims expense, to settle the matter. The agreement in principle provides for a full release of LaSalle Ambulance in April 2003 subject to completion of final settlement documentation and plaintiff's receipt of agreed consideration.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          3.1 (c) Amendment No. 1 to the Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities Transfer, Inc., the Rights Agent. *

          10.16 (o) Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002; and (ii) John S. Banas III, dated September 27, 2002. *

     (b)  Reports on Form 8-K

          Form 8-K filed October 15, 2002 relating to the sale of Latin American operations (via the sale of the stock of applicable subsidiaries) to local management for assumption of net liabilities. An amendment to this Form 8-K filed December 10, 2002 included a pro forma condensed balance sheet as of June 30, 2002 and pro forma condensed statements of operations for each of the years in the three year period ended June 30, 2002 reflecting such sale.

          Form 8-K filed October 16, 2002 relating to the amended credit facility with our bank lenders which among other provisions, extended the maturity date of the facility from March 16, 2003 through December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable preferred stock.

          Form 8-K filed October 22, 2002 relating to the notice from the Nasdaq Listing Qualifications Panel indicating we evidenced compliance with the requirements necessary for continued listing on the Nasdaq SmallCap Market.

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RURAL/METRO CORPORATION

Dated: February 14, 2003
                                        By: /s/ Jack E. Brucker
                                            ------------------------------------
                                            Jack E. Brucker, President & Chief
                                            Executive Officer (Principal
                                            Executive Officer)


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

Date: February 14, 2003

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

Date: February 14, 2003

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