Form 10-Q
period 2003-03-31
RURAL METRO CORP /DE/
filed 2003-10-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-22056

RURAL/METRO CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	86-0746929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 EAST INDIAN SCHOOL ROAD SCOTTSDALE, ARIZONA	85251
(Address of principal executive offices)	(Zip Code)

(480) 606-3886

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

At October 3, 2003, there were 16,500,090 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2003

Part I. Financial Information

Restatement of Consolidated Financial Statements

We identified certain accounting matters relating to our consolidated financial statements for years prior to 2003 that required restatement. The matters subject to the restatement, which are summarized below and discussed in Note 1 to the consolidated financial statements, increased our accumulated deficit by $37.9 million at June 30, 2001 after consideration of the related income tax effects. The restatement adjustments were necessary to (i) adjust the provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in prior years and to reduce our accounts receivable balance through March 31, 2003, and (ii) to defer enrollment fees charged to new subscribers under our fire protection service contracts and to recognize such fees over the estimated customer relationship period.

We adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders’ deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

March 31, 2003 and June 30, 2002

(In thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)	As Restated *

ASSETS
Current assets
Cash	$6,403	$10,677
Accounts receivable, net	61,851	64,461
Inventories	11,849	12,220
Prepaid expenses and other	5,186	7,231

Total current assets	85,289	94,589
Property and equipment, net	44,328	48,532
Goodwill	41,167	41,244
Insurance deposits	9,144	8,228
Other assets	12,092	8,115

	$192,020	$200,708

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,323	$13,262
Accrued liabilities	50,700	73,694
Deferred revenue	17,151	16,695
Current portion of long-term debt	1,315	1,633

Total current liabilities	80,489	105,284
Long-term debt, net of current portion	305,632	298,529
Other liabilities	400	477
Deferred income taxes	650	650

Total liabilities	387,171	404,940

Minority interests	3,160	1,520

Series B redeemable preferred stock	6,593	—

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock	166	159
Additional paid-in capital	136,591	138,470
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(340,422)	(353,458)
Accumulated other comprehensive income (loss)	—	10,316

Total stockholders’ equity (deficit)	(204,904)	(205,752)

	$192,020	$200,708

* Refer to Note 1, Restatement of Quarterly Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
		(As Restated *)		(As Restated *)
Net revenue	$130,064	$124,818	$389,108	$363,869

Operating expenses:
Payroll and employee benefits	70,789	65,392	212,139	199,618
Provision for doubtful accounts	20,580	20,385	63,532	57,516
Depreciation and amortization	3,332	3,773	10,081	11,715
Other operating expenses	26,993	25,481	81,455	74,565
Restructuring and other	—	—	(1,421)	(225)

Total operating expenses	121,694	115,031	365,786	343,189

Operating income	8,370	9,787	23,322	20,680
Interest expense	(7,208)	(6,277)	(20,452)	(19,318)
Interest income	32	38	81	619

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	1,194	3,548	2,951	1,981
Income tax (provision) benefit	(136)	164	(246)	1,769
Minority interest	(523)	(225)	(2,001)	(862)

Income from continuing operations before cumulative effect of change in accounting principle	535	3,487	704	2,888
Income (loss) from discontinued operations (including gain on the disposition of Latin American operations of $12,488 in the nine months ended March 31, 2003)	—	(131)	12,332	1,330

Income before cumulative effect of change in accounting principle	535	3,356	13,036	4,218
Cumulative effect of change in accounting principle	—	—	—	(49,513)

Net income (loss)	535	3,356	13,036	(45,295)
Less: Accretion of redeemable preferred stock	(1,202)	—	(2,403)	—

Net income (loss) applicable to common stock	$(667)	$3,356	$10,633	$(45,295)

* Refer to Note 1, Restatement of Quarterly Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
		(As Restated *)		(As Restated *)
Income (loss) per share
Basic —
Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.04)	$0.23	$(0.11)	$0.19
Income from discontinued operations	—	(0.01)	0.77	0.09

Income (loss) before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	(0.04)	0.22	0.66	0.28
Cumulative effect of change in accounting principle	—	—	—	(3.28)

Net income (loss) applicable to each common share	$(0.04)	$0.22	$0.66	$(3.00)

Diluted —
Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.04)	$0.22	$(0.11)	$0.19
Income from discontinued operations	—	(0.01)	0.77	0.09

Income (loss) before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	(0.04)	0.21	0.66	0.28
Cumulative effect of change in accounting principle	—	—	—	(3.23)

Net income (loss)	$(0.04)	$0.21	$0.66	$(2.95)

Average number of shares outstanding — Basic	16,163	15,120	16,100	15,084

Average number of shares outstanding — Diluted	16,163	15,626	16,100	15,331

* Refer to Note 1, Restatement of Quarterly Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended March 31, 2003 and 2002

(Unaudited)

(In Thousands)

	2003	2002
		(As Restated *)
Cash flows from operating activities
Net income (loss)	$13,036	$(45,295)
Adjustments to reconcile net income (loss) to cash provided by operating activities —
Non-cash portion of gain on disposition of Latin American operations	(13,732)	—
Non-cash reversal of restructuring and other	(1,421)	(225)
Cumulative effect of change in accounting principle	—	49,513
Depreciation and amortization	10,105	12,250
Gain on sale of property and equipment	(162)	(294)
Provision for doubtful accounts	63,530	57,660
Earnings of minority shareholder	2,001	862
Amortization of deferred financing costs	1,608	591
Amortization of debt discount	19	19
Other	—	4
Change in assets and liabilities —
Increase in accounts receivable	(61,500)	(55,298)
Decrease in inventories	310	106
Decrease in prepaid expenses and other	1,848	179
Increase in insurance deposits	(916)	(2,495)
Increase in other assets	545	(1,187)
Decrease in accounts payable	(1,052)	(2,143)
Decrease in accrued liabilities and other liabilities	(10,119)	(10,907)
Increase in deferred revenue	457	303

Net cash provided by operating activities	4,557	3,643

Cash flows from investing activities
Capital expenditures	(6,706)	(4,462)
Proceeds from the sale of property and equipment	559	986

Net cash used in investing activities	(6,147)	(3,476)

Cash flows from financing activities
Repayments on credit facility	—	(1,263)
Repayment of debt and capital lease obligations	(1,253)	(1,470)
Cash paid for debt modification costs	(1,440)	—
Distributions to minority shareholders	(361)	(254)
Issuance of common stock	391	269

Net cash used in financing activities	(2,663)	(2,718)

Effect of currency exchange rate changes on cash	(21)	(406)

Decrease in cash	(4,274)	(2,957)
Cash, beginning of period	10,677	9,743

Cash, end of period	$6,403	$6,786

* Refer to Note 1, Restatement of Quarterly Financial Statements.

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

(1)	Restatement of Quarterly Financial Statements

The Company has restated its quarterly financial statements for the three and nine months ended March 31, 2002 for the following:

Accounts Receivable: The Company determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the related provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused the Company’s period-end allowance for doubtful accounts through March 31, 2003 to be understated and its accounts receivable overstated. The Company determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers is reflected as a reduction of net revenue while the portion relating to uncollectible accounts is reflected as an adjustment to the provision for doubtful accounts. The after-tax effect of the related restatement adjustments increased the Company’s accumulated deficit as of June 30, 2001 by $37.9 million.

Enrollment Fees: The Company charges an enrollment fee for new subscribers under its fire protection service contracts. The Company previously recognized these enrollment fees at the time of billing but has subsequently determined that such fees should be deferred and recognized over the estimated customer relationship period of nine years.

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased the Company’s deferred revenue and accumulated deficit as of June 30, 2001 by $1.3 million. The effect of the restatement adjustments on the Company’s operating income (loss) in fiscal 2002 was immaterial.

San Diego Medical Services Enterprise LLC: During fiscal 1998, the Company entered into an agreement with the City of San Diego to provide all emergency and non-emergency medical transport services and in connection therewith, San Diego Medical Services Enterprise LLC (“SDMSE”) was formed. The Company owns 50% of SDMSE and appoints two of SDMSE’s five directors. The City owns the remaining 50% and appoints the remaining three directors. A wholly owned subsidiary of the Company contracts with SDMSE to provide operational and administrative support as well as billing and collection services.

The Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. The Company determined that its investment in SDMSE meets the definition of a VIE and that it is the primary beneficiary. Accordingly, the Company’s investment in SDMSE should be consolidated under FIN 46. The Company had previously accounted for its investment in SDMSE using the equity method. While the consolidation of SDMSE did not impact the Company’s previously reported net income (loss) or stockholders deficit, the consolidated financial statements of prior years have been restated for comparative purposes as allowed by FIN 46.

A summary of the fiscal 2002 financial statement amounts impacted by the restatement adjustments is as follows. Net cash provided by operating activities as previously reported for fiscal 2002 was not impacted by the restatement adjustments.

	As Previously Reported	Restatement Adjustments		As Restated	Accounting Change (C)	Less Latin American Operations	As Reported
		A	B
Three months ended March 31, 2002
Net revenue	$124,661	$(663)	$—	$123,998	$4,973	$(4,153)	$124,818
Provision for doubtful accounts	18,147	345	—	18,492	1,894	(1)	20,385
Operating income	10,837	(1,008)	—	9,829	223	(265)	9,787
Net income	4,364	(1,008)	—	3,356	—	—	3,356
Diluted income per share	$0.28	$(0.07)	$—	$0.21	$—	$—	$0.21
Nine months ended March 31, 2002
Net revenue	$374,087	$(1,397)	$—	$372,690	$13,951	$(22,772)	$363,869
Provision for doubtful accounts	51,662	729	—	52,391	5,270	(145)	57,516
Operating income	23,754	(2,126)	—	21,628	854	(1,802)	20,680
Net loss	(43,169)	(2,126)	—	(45,295)	—	—	(45,295)
Diluted loss per share	$(2.82)	$(0.13)	$—	$(2.95)	$—	$—	$(2.95)
At June 30, 2002:
Total assets	$237,438	$(39,147)	$—	$198,291	$2,417	$—	$200,708
Deferred revenue	15,409	—	1,286	16,695			16,695
Accumulated deficit	(313,025)	(39,147)	(1,286)	(353,458)	—	—	(353,458)

Restatement Adjustments:

A	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B	To defer enrollment fees relating to new fire protection service contracts.

C	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services

The restatement adjustments relating to medical transportation accounts receivable outlined above caused the Company to violate the minimum tangible net worth covenant contained in its 2002 Amended Credit Facility. This situation also resulted in a delay in the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused the Company to not be in compliance with the financial reporting covenants contained in the 2002 Amended Credit Facility as well as the indenture relating to the Senior Notes described in Note 5. As also described in Note 5, the Company negotiated a further amendment to its credit

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

facility effective September 30, 2003. As a result of such amendment, all previous instances of identified non-compliance with respect to the credit facility were permanently waived.

(2)	Interim Results

In the opinion of management, the consolidated financial statements for the three and nine-month periods ended March 31, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and nine-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended June 30, 2003. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2002 has been derived from the restated consolidated balance sheet of the Company but does not include all of the disclosures required by generally accepted accounting principles.

(3)	Liquidity

During the nine months ended March 31, 2003, the Company had net income of $13.0 million compared with a net loss of $45.3 million in the nine months ended March 31, 2002. Net income in the nine months ended March 31, 2003 included a $12.5 million gain related to the disposition of the Company’s Latin American operations while the nine months ended March 31, 2002 included a charge of $49.5 million relating to the adoption effective July 1, 2001, of the new goodwill accounting standard as discussed in Note 9. During the three months ended March 31, 2003, the Company had net income before the accretion of redeemable preferred stock of $0.5 million compared with net income of $3.4 million for the three months ended March 31, 2002. The Company’s operating activities provided cash totaling $4.6 million in the nine months ended March 31, 2003 and $3.6 million in the nine months ended March 31, 2002.

At March 31, 2003, the Company had cash of $6.4 million, debt of $306.9 million and a stockholders’ deficit of $203.6 million. The Company’s long-term debt includes $149.9 million of 7 7/8% Senior Notes due 2008, $152.4 million outstanding under its credit facility due December 31, 2004, $4.0 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 5, the Company was not in compliance with certain of the covenants contained in its revolving credit facility at June 30, 2002. On September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company’s Series B redeemable preferred stock.

As also discussed in Note 5, the Company violated certain financial covenants as a result of the restatement of its financial statements. Additionally, the restatement resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes. On September 26, 2003, the Company entered into the 2003 Amended Credit Facility with its lenders which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of the Company’s Series C redeemable preferred stock.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2004. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(4)	Accounting for Stock Based Compensation

At March 31, 2003, the Company had two stock compensation plans. One of those plans expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of operations and comprehensive income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
		(As Restated *)		(As Restated *)
Net income (loss) applicable to common stock	$(667)	$3,356	$10,633	$(45,295)
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect	(361)	(116)	(1,313)	(446)

Pro forma net income (loss) applicable to common stock	$(1,028)	$3,240	$9,320	$(45,741)

Income (loss) per share:
Basic – as reported	$(0.04)	$0.22	$0.66	$(3.00)

Basic – pro forma	$(0.06)	$0.21	$0.58	$(3.03)

Diluted – as reported	$(0.04)	$0.21	$0.66	$(2.95)

Diluted – pro forma	$(0.06)	$0.21	$0.58	$(2.98)

* Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)	Long-term Debt

The Company’s long-term debt consists of the following at March 31, 2003 and June 30, 2002 (in thousands):

	March 31, 2003	June 30, 2002
7 7/8% senior notes due 2008	$149,872	$149,852
Credit facility due December 2004	152,420	144,369
Note payable to former joint venture partner, monthly payments through June 2006	3,962	4,622
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	693	1,319

	306,947	300,162
Less: Current maturities	(1,315)	(1,633)

	$305,632	$298,529

Credit Facility

In March 1998, the Company entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of the Company’s domestic wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on the Company’s meeting certain financial covenants.

In December 1999, the Company was not in compliance with certain of the covenants contained in the original credit facility. The Company received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required the Company to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required the Company to make unscheduled principal payments totaling $5.2 million.

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7% (8.8% at the date of the amendment), and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable preferred stock described in Note 5.

The 2002 Amended Credit Facility was not considered to represent a significant modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $4.2 million at March 31, 2003.

As a result of the restatement discussed in Note 1 and the related increase in the Company’s stockholders’ deficit, the Company was not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

The Company entered into the 2003 Amended Credit Facility dated September 26, 2003 with its lenders pursuant to which, among other things, all prior identified covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 30, 2002 amendment were revised to levels consistent with the Company’s current business levels and outlook. The revised financial covenants include: total debt leverage ratio (initially set at 6.88); minimum tangible net worth (initially set at $280.0 million deficit); fixed charge coverage ratio (initially set at 1.10); a limitation on annual capital expenditures (initially set at $11.0 million per fiscal year); and, a limitation on annual operating lease expense equivalent to 3.10% of consolidated net revenue. The compliance levels for the first four covenants outlined above are set at varying levels as specified in the related agreement. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, the Company paid certain of the lenders amendment fees totaling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable preferred stock described in Note 6. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 Amended Credit Facility.

The 2003 Amended Credit Facility is not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares will be capitalized as debt issue costs and amortized to interest expense over the term of the amended agreement. Professional fees and other related costs incurred in connection with the amendment will be expensed.

At March 31, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.4%. At March 31, 2003 there was $152.4 million outstanding on the credit facility as well as $3.5 million in letters of credit issued under the credit facility at that date.

7 7/8% Senior Notes Due 2008

In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration statement became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company’s remaining subsidiaries (the Non-Guarantors) is as follows:

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$5,160	$1,243	$—	$6,403
Accounts receivable, net	—	50,615	11,236	—	61,851
Inventories	—	11,849	—	—	11,849
Prepaid expenses and other	—	5,175	11	—	5,186

Total current assets	—	72,799	12,490	—	85,289

Property and equipment, net	—	44,156	172	—	44,328

Goodwill	—	41,167	—	—	41,167

Due from (to) affiliates	260,882	(231,040)	(29,842)	—	—

Insurance deposits	—	9,144	—	—	9,144

Other assets	7,827	3,831	434	—	12,092

Investment in subsidiaries	(159,979)	—	—	159,979	—

	$108,730	$(59,943)	$(16,746)	$159,979	$192,020

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$10,186	$1,137	$—	$11,323
Accrued liabilities	3,463	49,798	(2,561)	—	50,700
Deferred revenue	—	17,151	—	—	17,151
Current portion of long-term debt	—	1,315		—	1,315

Total current liabilities	3,463	78,450	(1,424)	—	80,489
Long-term debt, net of current portion	302,292	3,340	—	—	305,632

Other liabilities	—	269	131	—	400

Deferred income taxes	—	1,814	(1,164)	—	650

Total liabilities	305,755	83,873	(2,457)	—	387,171

Minority interests	—	—	—	3,160	3,160

Series B redeemable preferred stock	6,593	—	—	—	6,593

Stockholders’ equity (deficit)
Common stock	166	82	8	(90)	166
Additional paid-in capital	136,591	54,622	20,168	(74,790)	136,591
Treasury stock	(1,239)	—	—	—	(1,239)
Retained earnings (accumulated deficit)	(339,136)	(198,520)	(34,465)	231,699	(340,422)

Total stockholders’ equity (deficit)	(203,618)	(143,816)	(14,289)	156,819	(204,904)

	$108,730	$(59,943)	$(16,746)	$159,979	$192,020

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of June 30, 2002

(in thousands)

(As Restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$9,424	$1,253	$—	$10,677
Accounts receivable, net	—	54,432	10,029	—	64,461
Inventories	—	12,178	42	—	12,220
Prepaid expenses and other	—	7,077	154	—	7,231

Total current assets	—	83,111	11,478	—	94,589
Property and equipment, net	—	47,972	560	—	48,532

Goodwill	—	41,167	77	—	41,244

Due from (to) affiliates	266,471	(212,236)	(54,235)	—	—

Insurance deposits	—	8,228	—	—	8,228

Other assets	3,031	2,794	2,290	—	8,115

Investment in subsidiaries	(170,862)	—	—	170,862	—

	$98,640	$(28,964)	$(39,830)	$170,862	$200,708

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$11,049	$2,213	$—	$13,262
Accrued liabilities	10,171	61,280	2,243	—	73,694
Deferred revenue	—	16,695	—	—	16,695
Current portion of long-term debt	—	1,620	13	—	1,633

Total current liabilities	10,171	90,644	4,469	—	105,284
Long-term debt, net of current portion	294,221	4,308	—	—	298,529

Other liabilities	—	477	—	—	477

Deferred income taxes	—	1,814	(1,164)	—	650

Total liabilities	304,392	97,243	3,305	—	404,940

Minority interests	—	—	—	1,520	1,520

Stockholders’ equity (deficit)
Common stock	159	82	17	(99)	159
Additional paid-in capital	138,470	54,622	34,962	(89,584)	138,470
Treasury stock	(1,239)	—	—	—	(1,239)
Retained earnings (accumulated deficit)	(353,458)	(180,911)	(88,430)	269,341	(353,458)
Accumulated other comprehensive income (loss)	10,316	—	10,316	(10,316)	10,316

Total stockholders’ equity (deficit)	(205,752)	(126,207)	(43,135)	169,342	(205,752)

	$98,640	$(28,964)	$(39,830)	$170,862	$200,708

* Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$120,999	$13,526	$(4,461)	$130,064

Operating expenses
Payroll and employee benefits	—	69,115	1,674	—	70,789
Provision for doubtful accounts	—	17,770	2,810	—	20,580
Depreciation and amortization	—	3,289	43	—	3,332
Other operating expenses	—	23,549	7,905	(4,461)	26,993

Total operating expenses	—	113,723	12,432	(4,461)	121,694

Operating income	—	7,276	1,094	—	8,370
Income from wholly-owned subsidiaries	7,583	—	—	(7,583)	—
Interest expense	(7,048)	20	(180)	—	(7,208)
Interest income	—	31	1	—	32

Income (loss) from continuing operations before income taxes	535	7,327	915	(7,583)	1,194
Income tax provision	—	(136)	—	—	(136)
Minority interests	—	—	—	(523)	(523)

Net income	$535	$7,191	$915	$(8,106)	$535

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2002

(in thousands)

(As restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$116,941	$11,937	$(4,059)	$124,818

Operating expenses
Payroll and employee benefits	—	63,557	1,835	—	65,392
Provision for doubtful accounts	—	18,316	2,070	—	20,385
Depreciation and amortization	—	3,731	42	—	3,773
Other operating expenses	—	22,059	7,481	(4,059)	25,481

Total operating expenses	—	107,663	11,428	(4,059)	115,031

Operating income	—	9,278	509	—	9,787
Income from wholly-owned subsidiaries	8,461	—	—	(8,461)	—
Interest expense, net	(5,105)	(940)	(232)	—	(6,277)
Interest income	—	36	2	—	38

Income from continuing operations before income taxes and minority interest	3,356	8,374	279	(8,461)	3,548
Income tax provision	—	164	—	—	164
Minority interests	—	—	—	(225)	(225)

Income from continuing operations	3,356	8,538	279	(8,686)	3,487

Income from discontinued operations	—	—	(131)	—	(131)

Net income	$3,356	$8,538	$148	$(8,686)	$3,356

* Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$361,807	$40,227	$(12,926)	$389,108

Operating expenses
Payroll and employee benefits	—	207,272	4,867	—	212,139
Provision for doubtful accounts	—	55,894	7,638	—	63,532
Depreciation and amortization	—	9,951	130	—	10,081
Other operating expenses	1,603	69,530	23,248	(12,926)	81,455
Restructuring and other	—	(1,401)	(20)	—	(1,421)

Total operating expenses	1,603	341,246	35,863	(12,926)	365,786

Operating income (loss)	(1,603)	20,561	4,364	—	23,322
Income from wholly-owned subsidiaries	34,319	—	—	(34,319)	—
Interest expense	(19,680)	(251)	(521)	—	(20,452)
Interest income	—	76	5	—	81

Income from continuing operations before income taxes and minority interest	13,036	29,386	3,848	(34,319)	2,951
Income tax provision	—	(246)	—	—	(246)
Minority interests	—	—	—	(2,001)	(2,001)

Income from continuing operations	13,036	29,140	3,848	(36,320)	704

Income (loss) from discontinued operations	—	—	12,332	—	12,332

Net income	$13,036	$20,140	$16,180	$(36,320)	$13,036

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended March 31, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$340,573	$35,275	$(11,979)	$363,869

Operating expenses
Payroll and employee benefits	—	193,850	5,768	—	199,618
Provision for doubtful accounts	—	51,542	5,974	—	57,516
Depreciation and amortization	—	11,533	182	—	11,715
Other operating expenses	—	65,333	21,211	(11,979)	74,565
Restructuring and other	—	(225)	—	—	(225)

Total operating expenses	—	322,033	33,135	(11,979)	343,189

Operating income	—	18,540	2,140	—	20,680
Income from wholly-owned subsidiaries	21,188	—	—	(21,188)	—
Interest expense	(16,970)	(1,584)	(764)	—	(19,318)
Interest income	—	602	17	—	619

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	4,218	17,558	1,393	(21,188)	1,981
Income tax benefit	—	1,769	—	—	1,769
Minority interests	—	—	—	(862)	(862)

Income from continuing operations before cumulative effect of change in accounting principle	4,218	19,327	1,393	(22,050)	2,888

Income from discontinued operations	—	—	1,330	—	1,330

Income before cumulative effect of change in accounting principle	4,218	19,327	2,723	(22,050)	4,218
Cumulative effect of change in accounting principle	(49,513)	(49,513)	—	49,513	(49,513)

Net income (loss)	$(45,295)	$(30,186)	$2,723	$27,463	$(45,295)

* Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities
Net income	$13,036	$20,140	$16,180	$(36,320)	$13,036
Adjustments to reconcile net income to cash provided by (used in) operations —
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)	—	(13,732)
Non-cash reversal of restructuring charge and other	—	(1,421)	—	—	(1,421)
Depreciation and amortization	—	9,947	158	—	10,105
Gain on sale of property and equipment	—	(27)	(135)	—	(162)
Provision for doubtful accounts	—	55,892	7,638	—	63,530
Earnings of minority shareholder	—	—	—	2,001	2,001
Amortization of deferred financing costs	1,608	—	—	—	1,608
Amortization of debt discount	19	—	—	—	19
Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(51,354)	(10,146)	—	(61,500)
(Increase) decrease in inventories	—	328	(18)	—	310
(Increase) decrease in prepaid expenses and other	—	1,833	15	—	1,848
Increase in insurance deposits	—	(916)	—	—	(916)
(Increase) decrease in other assets	621	(1,116)	1,040	—	545
(Increase) decrease in due to/from affiliates	(14,503)	(19,430)	(365)	34,298	—
Increase (decrease) in accounts payable	—	(1,066)	14	—	(1,052)
Increase (decrease) in accrued liabilities and other liabilities	150	(10,269)	—	—	(10,119)
Increase in deferred revenue	—	457	—	—	457

Net cash provided by (used in) operating activities	1,070	2,998	510	(21)	4,557

Cash flow from investing activities
Capital expenditures	—	(6,544)	(162)	—	(6,706)
Proceeds from the sale of property and equipment	—	521	38	—	559

Net cash used in investing activities	—	(6,023)	(124)	—	(6,147)

Cash flow from financing activities
Repayment of debt and capital lease obligations	—	(1,239)	(14)	—	(1,253)
Cash paid for debt issuance costs	(1,440)	—	—	—	(1,440)
Distributions to minority shareholders	—	—	(361)	—	(361)
Issuance of common stock	391	—	—	—	391

Net cash used in financing activities	(1,049)	(1,239)	(375)	—	(2,663)

Effect of currency exchange rate change	(21)	—	(21)	21	(21)

Decrease in cash	—	(4,264)	(10)	—	(4,274)

Cash, beginning of period	—	9,424	1,253	—	10,677

Cash, end of period	$—	$5,160	$1,243	$—	$6,403

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities
Net income (loss)	$(45,295)	$(30,186)	$2,723	$27,463	$(45,295)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations —
Cumulative effect of a change in accounting principle	—	49,513	—	—	49,513
Non-cash reversal of restructuring charge and other	—	(225)	—	—	(225)
Depreciation and amortization	—	11,533	717	—	12,250
(Gain) loss on sale of property and equipment	—	141	(435)	—	(294)
Provision for doubtful accounts	—	51,541	6,119	—	57,660
Earnings of minority shareholders	—	—	—	862	862
Amortization of deferred financing costs	591	—	—	—	591
Amortization of discount on Senior Notes	19	—	—	—	19
Other	—	4	—	—	4
Change in assets and liabilities —
Increase in accounts receivable	—	(48,590)	(6,708)	—	(55,298)
(Increase) decrease in inventories	—	77	29	—	106
(Increase) decrease in prepaid expenses and other	—	285	(106)	—	179
Increase in insurance deposits	—	(2,495)	—	—	(2,495)
(Increase) decrease in other assets	—	(1,029)	(158)	—	(1,187)
(Increase) decrease in due to/from affiliates	47,136	(15,967)	(2,438)	(28,731)	—
Increase (decrease) in accounts payable	—	(3,299)	1,156	—	(2,143)
Increase (decrease) in accrued liabilities and other liabilities	(1,051)	(7,748)	(2,108)	—	(10,907)
Increase in deferred revenue	—	286	17	—	303

Net cash provided by (used in) operating activities	1,400	3,841	(1,192)	(406)	3,643

Cash flow from investing activities
Capital expenditures	—	(4,192)	(270)	—	(4,462)
Proceeds from the sale of property and equipment	—	386	600	—	986

Net cash provided by (used in) investing activities	—	(3,806)	330	—	(3,476)

Cash flow from financing activities
Repayments on revolving credit facility, net	(1,263)	—	—	—	(1,263)
Repayment of debt and capital lease obligations	—	(1,346)	(124)	—	(1,470)
Distributions to minority shareholders	—	—	(254)	—	(254)
Issuance of common stock	269	—	—	—	269

Net cash used in financing activities	(994)	(1,346)	(378)	—	(2,718)

Effect of currency exchange rate change	(406)	—	(406)	406	(406)

Increase (decrease) in cash	—	(1,311)	(1,646)	—	(2,957)
Cash, beginning of period	—	6,763	2,980	—	9,743

Cash, end of period	$—	$5,452	$1,334	$—	$6,786

* - Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(6)	Redeemable Preferred Stock

The Company’s restated certificate of incorporation includes authorization to issue 2,000,000 shares of the Company’s $.01 par value preferred stock. The preferred stock may be issued in one or more series as determined by the Company’s Board of Directors.

Series B Redeemable Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B Redeemable Preferred Stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are convertible into 2,115,490 common shares which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $12.5 million or $15.0 million depending on whether such sale or liquidation event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend but such shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series B Shares at their estimated fair value at the date of issuance ($4.2 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series B Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B Shares is being accreted to its redemption value through December 31, 2004 with an offsetting charge to additional paid-in capital. Such accretion totaled $2.4 million through March 31, 2003.

Series C Redeemable Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C Redeemable Preferred Stock (the “Series C Shares”) to the lenders in the credit facility. The Series C Shares are convertible into 2,839,787 common shares which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

at the time of such transaction. Conversion of the Series C Shares occurs automatically upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $11.0 million, $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs prior to January 31, 2004, between January 31, 2004 and December 31, 2004 or after December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend but such shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company will record the Series C Shares at their estimated fair value at the date of issuance with an offsetting increase in debt issue costs. As the Company may be required to redeem the Series C Shares for cash as outlined above, such shares will be classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series C Shares will be accreted to its redemption value through December 31, 2006 with an offsetting charge to additional paid-in capital.

(7)	Disposition of Latin American Operations

Due to the deteriorating economic conditions and the continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that it would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of the Company’s Latin American operations totaled $12.5 million and is included in income from discontinued operations for the nine months ended March 31, 2003. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $2.1 million and $21.5 million for the nine months ended March 31, 2003 and 2002, respectively. Fire and other revenue for these operations totaled $0.3 million and $1.3 million for the nine months ended March 31, 2003 and 2002, respectively. The Company’s Latin American operations generated a loss of $156,000 and income of $1.3 million for the nine months ended March 31, 2003 and 2002, respectively. Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $3.9 million for the three months ended March 31, 2002. Fire and other revenue for these operations totaled $0.3 million for the three months ended March 31, 2002. The Company’s Latin American operations generated a loss of $131,000 for the three months ended March 31, 2002. The results of operations of the Company’s former Latin American operations have been classified as discontinued operations in the accompanying consolidated statement of operations for the nine months ended March 31, 2003 and the three and nine months ended March 31, 2002.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(8)	Restructuring Charge and Other

During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges as well as other related charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, lease termination costs of $2.4 million, asset impairment charges for goodwill of $4.1 million and other exit costs of $1.1 million, respectively, related to the impacted service areas. The service areas selected for closure or downsizing generated revenue of $11.8 million, operating income of $1.0 million and cash flow of $2.5 million in fiscal 2002. and revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million in fiscal 2001.

The previously mentioned charge included accrued severance, lease termination and other costs totaling $1.5 million relating to an under performing service area that the Company had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, the Company released $0.2 million of previously accrued lease termination costs relating to the extension period to income. The operating environment in this service area improved and in November 2002, the Company was awarded a new multi-year contract. As a result, the remaining reserve of $1.3 million originally recorded in 2001 was released to income during fiscal 2003. In addition to this reversal, other individually insignificant adjustments were made to the restructuring charges of prior years.

A summary of activity in the Company’s restructuring reserves is as follows (in thousands):

	Severance Costs	Lease Termination Costs	Other Exit Costs	Total
Balance at June 30, 2002	$757	$1,514	$32	$2,303
Fiscal 2003 Usage	(24)	(160)	(74)	(258)
Adjustments	(733)	(730)	42	(1,421)

Balance at March 31, 2003	$—	$623	$—	$623

The restructuring reserve as of March 31, 2003 relates to lease termination costs for which payments will be made through December 2006.

(9)	Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective July 1, 2001 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2002, the Company identified its various reporting units, which consist of the individual cost centers within its medical transportation and fire and other operating segments for which separately identifiable cash flow information is available. During the second quarter of fiscal 2002, the Company completed the first step impairment test as of July 1, 2001 at which time potential impairments were identified in certain reporting units. During the fourth quarter of fiscal 2002, the Company completed the second step test and determined that all or a portion of the goodwill applicable to certain of its reporting units was impaired as of July 1, 2001 resulting in an aggregate charge of $49.5 million. The fair value of the reporting units was determined using the

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

discounted cash flow method and a discount rate of 15.0%. This charge has been reflected in the accompanying consolidated statement of operations as the cumulative effect of change in accounting principle. Additionally, the Company’s results for the first quarter of fiscal 2002 have been restated to reflect this charge in that period as required by SFAS 142. The Company has selected June 30 as the date on which it will perform its annual goodwill impairment test.

(10)	Net Income (Loss) Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three and nine-month periods ended March 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
		(As Restated *)		(As Restated *)
Income from continuing operations before cumulative effect of change in accounting principle	$535	$3,487	$704	$2,888
Less: Accretion of redeemable preferred stock	(1,202)	—	(2,403)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(667)	$3,487	$(1,699)	$2,888

Average number of shares outstanding – Basic	16,163	15,120	16,100	15,084
Add: Incremental shares for:
Dilutive effect of stock options	—	506	—	247

Average number of shares outstanding - Diluted	16,163	15,626	16,100	15,331

Income (loss) per share - Basic
Income from continuing operations before cumulative effect of change in accounting principle	$0.03	$0.23	$0.04	$0.19
Less: Accretion of redeemable preferred stock	(0.07)	—	(0.15)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.04)	$0.23	$(0.11)	$0.19

Income (loss) per share - Diluted
Income from continuing operations before cumulative effect of change in accounting principle	$0.03	$0.22	$0.04	$0.19
Less: Accretion of redeemable preferred stock	(0.07)	—	(0.15)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.04)	$0.22	$(0.11)	$0.19

* Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of anti-dilutive effects approximately 1.1 million and 1.6 million option shares, for the three months and nine months ended March 31, 2003, respectively, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have been excluded from the calculation of diluted earnings per share. Such options totaled 5.2 million and 4.6 million for the three and nine months ended March 31, 2003, respectively, and 5.1 million and 5.2 million for the three and nine months ended March 31, 2002, respectively.

Effective October 1, 2002, the loss per share has been impacted by the accretion of the Series B redeemable preferred stock to its redemption value as described in Note 6. Additionally, upon approval of the stockholders of an increase in authorized common shares and notice from the Company of its intention to convert the Series B redeemable preferred stock, 2,115,490 common shares will be included in the denominator of the diluted earnings per share calculation.

(11)	Segment Reporting

For financial reporting purposes, the Company has classified its operations into two reporting segments that correspond with the manner in which such operations are managed: the Medical Transportation and Related Services Segment and the Fire and Other Segment. Each reporting segment consists of cost centers (operating segments) representing the Company’s various service areas that have been aggregated on the basis of the type of services provided, customer type and methods of service delivery.

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

The accounting policies used in the preparation of the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company’s measure of segment profitability is defined as income (loss) before interest, income taxes, depreciation and amortization. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (in thousands):

	Medical Transportation and Related Services	Fire and Other	Total
THREE MONTHS ENDED MARCH 31, 2003
Net revenues form external customers	$111,256	$18,808	$130,064
Segment profit	13,468	2,044	15,512
Segment assets	60,941	910	61,851

THREE MONTHS ENDED MARCH 31, 2002 (As Restated *)
Net revenues from external customers	$107,053	$17,765	$124,818
Segment profit	12,403	3,912	16,315
Segment assets	66,420	315	66,735
NINE MONTHS ENDED MARCH 31, 2003
Net revenues from external customers	$330,197	$58,911	$389,108
Segment profit	37,943	6,550	44,493
Segment assets	60,941	910	61,851

NINE MONTHS ENDED MARCH 31, 2002 (As Restated *)
Net revenues from external customers	$310,452	$53,417	$363,869
Segment profit	34,224	7,175	41,399
Segment assets	66,420	315	66,735

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of segment profit to income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
		As Restated *		As Restated *
Segment profit	$15,512	$16,315	$44,493	$41,399
Unallocated corporate overhead	(3,810)	(2,755)	(11,090)	(9,004)
Depreciation and amortization	(3,332)	(3,773)	(10,081)	(11,715)
Interest expense, net	(7,208)	(6,277)	(20,452)	(19,318)
Interest income	32	38	81	619

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$1,194	$3,548	$2,951	$1,981

A reconciliation of segment assets to total assets is as follows:

	As of March 31,
	2003	2002
		(As Restated *)
Segment assets	$61,851	$65,727
Cash	6,403	6,786
Inventories	11,849	13,058
Prepaid expenses and other	5,186	3,223
Property and equipment, net	44,328	49,787
Goodwill	41,167	90,769
Insurance deposits	9,144	6,231
Other assets	12,092	10,798

	$192,020	$318,892

* Refer to Note 1, Restatement of Quarterly Financial Statements.

(12)	Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

issuance of certain types of guarantees. FIN 45 is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations. Note 13, Commitments and Contingencies, contains additional information with respect to the Company’s guarantees and indemnifications.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46) to clarify when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity or VIE. FIN 46 provides general guidance as to the definition of a VIE and requires that such VIEs be consolidated if a company absorbs the majority of the VIEs expected losses, or is entitled to receive a majority of the VIEs residual returns, or both. FIN 46 is effective immediately for all new VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the consolidation provisions of FIN 46 must be applied for the first interim or annual reporting period beginning after June 15, 2003 on either a retroactive or prospective basis. The Company determined that its investment in San Diego Medical Services Enterprise, LLC, (SDMSE), the entity formed with respect to its public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, its investment in SDMSE should be consolidated under FIN 46. The Company had previously accounted for its investment in SDMSE using the equity method. While consolidation of SDMSE did not impact the Company’s previously reported net income (loss) or stockholders deficit, its consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46. The Company does not believe that it has any other investments or contractual obligations that would require consolidation under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include certain mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective July 1, 2003. The Company is in the process of evaluating the impact of SFAS No. 150 on its consolidated financial statements.

(13)	Commitments and Contingencies

Medicare Fee Schedule

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI – 1%) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental actions, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company’s cost structure relative to increases in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

Indemnifications

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants.

Additionally, some of the Company’s agreements with customers require the Company to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate the Company to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default. With respect to such surety bonds, the Company is also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance which should enable it to recover a portion of any future amounts paid.

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with sales of its securities and the engagement of financial advisors and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by the Company.

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, and cash flows or results of operations. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, cash flows or results of operations.

Legal Proceedings

From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities in excess of its deductible or self insured retention arising out of such claims. In addition, due to the nature of the Company’s business, CMS and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to the Company’s compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Haskell v. Rural/Metro Corporation, et al. and Ruble v. Rural/Metro Corporation: The Company, Warren S. Rustand, the former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, the former Vice Chairman of the Board, and Robert E. Ramsey, Jr., its former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contained virtually identical allegations, were brought on behalf of a class of persons who purchased the Company’s publicly traded securities including its common stock between April 24, 1997 and June 11, 1998. Haskell v. Rural/Metro sought unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also sought punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro sought unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions alleged that between April 24, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of the Company’s financial status and that these statements allegedly caused the Company’s common stock to be traded at artificially inflated prices. The complaints also alleged that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

On April 17, 2003, Rural/Metro and the individual defendants agreed to settle the Ruble v. Rural/Metro and Haskell v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Rural/Metro’s primary and excess carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. On

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 20, 2003, the plaintiffs submitted an application for preliminary approval of the class action settlement. On September 3, 2003, the court signed an order granting preliminary approval of the stipulated settlement and set forth a schedule for the events required for final settlement approval, including notice to the class, requests for exclusion, written objections and responses. The hearing for consideration of the final settlement agreement is scheduled for December 9, 2003.

In the settlement agreement, the Company and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times they acted in good faith and in a manner they reasonably believed to be in the best interests of the Company and its stockholders.

Springborn, et al. v. Rural/Metro Corporation, et al.: The Company, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in the Company’s Employee Stock Ownership Plan (“ESOP”), Employee Stock Purchase Plan (“ESPP”) and/or Retirement Savings Value Plan (“401(k) Plan”) 401(k) plan. Collectively, the “Plans.”. The action purports to cover a class period of July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002 adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Plans. The plaintiffs sought unspecified compensatory and punitive damages.

On October 30, 2002, defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. The Company and the individual defendants consented to this removal. On February 21, 2003, the Company and its current directors and officers moved to dismiss the amended complaint, and its former directors and officers subsequently joined in this motion.

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against the Company and its current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The court has yet to consider and rule upon defendant Arthur Andersen’s motion to dismiss.

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

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has been subject to investigations in the past relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperated fully with the government agencies that conducted these investigations. Those reviews cover periods prior to the Company’s acquisition of certain operations as well as periods subsequent to acquisition. Management believes that the remedies existing under specific purchase agreements along with reserves established in the consolidated financial statements are sufficient so that the ultimate outcome of these matters would not have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company became aware of, and has taken corrective action with respect to, various issues arising primarily from the transition to the Company from various acquired operations of Federal Communications Commission (FCC) licenses for public safety and private wireless radio frequencies used in the ordinary course of its business. While the Company does not currently anticipate that action with respect to these issues by the FCC’s enforcement bureau will result in material monetary fines or license forfeitures, there can be no assurance that this will be the case.

Nasdaq Listing

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified the Company that it was not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that the Company file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed the Company’s announcement on May 14, 2003 that it would delay filing its Form 10-Q for the third quarter ended March 31, 2003 due to the need to restate its consolidated financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. The Company announced that it would file the applicable Form 10-Q upon finalization of the related restatement adjustments.

The Company subsequently submitted its request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider its continued listing. The hearing was held June 19, 2003, where the Company presented its basis for a temporary exception to the filing requirement in order to complete its related analysis.

On July 17, 2003, Nasdaq informed the Company that the Panel had made a determination. In its decision to grant an exception, the Panel determined that the Company’s securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing its Form 10-Q for the third quarter ended March 31, 2003 and its Form 10-K for the fiscal year ended June 30, 2003.

In addition to granting the filing exception through September 30, 2003, the Panel specifically required the Company to timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before March 31, 2004. Should the Company miss a filing deadline in accordance with the exception, it will not be entitled to a

RURAL/METRO CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

new hearing on the matter and its securities may be delisted from The Nasdaq SmallCap Market. In the event the Company fails to comply with any continued listing requirement during the exception period, it will be provided with written notice of the deficiency and an opportunity to present a definitive plan to address the issue prior to the Panel’s decision as to whether continued listing is appropriate.

The Panel reserved the right to terminate or modify the terms of this exception upon a review of the Company’s reported financial results for the quarter ended March 31, 2003 and the fiscal year ended June 30, 2003. There can be no assurance the Company will evidence compliance with the requirements as set forth by Nasdaq or that it will return to continued listing on The Nasdaq SmallCap Market.

On September 29, 2003, the Company issued a press release indicating that the filing of its Form 10-K for fiscal 2003 would be delayed. The Company also filed a Form 12b-25 request with the SEC for an extension to file its Form 10-K on or before October 14, 2003. Due to such delayed filing, the Company formally requested, on September 30, 2003, that the Panel permit it to comply with their July 17, 2003 decision by filing both the Form 10-K for fiscal 2003 and the Form 10-Q for the period ended March 31, 2003 on or before October 14, 2003. On October 7, 2003 the Panel informed the Company that its requested modification to their July 17, 2003 decision was granted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Results

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used under the securities laws. We caution readers that such “forward-looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward looking-statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations, and management functions are provided through its subsidiaries and affiliated entities.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Restatement of Quarterly Financial Statements

We have restated our quarterly financial statements for the three and nine months ended March 31, 2002.

Accounts Receivable

As described in Note 1 to our consolidated financial statement, we determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the aggregate amount of provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable to be overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers has been reflected as a reduction of net revenue in the respective periods while the portion relating to uncollectible accounts has been reflected as an adjustment to the provision for doubtful accounts in the respective periods. The after-tax effect of the related restatement adjustments increased our accumulated deficit as of June 30, 2001 by $36.6 million.

The restatement adjustments relating to medical transportation accounts receivable outlined above caused us to violate the minimum tangible net worth covenant contained in our 2002 Amended Credit Facility. This situation also resulted in a delay in the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused us to not be in compliance with the financial reporting covenants contained in our 2002 Amended Credit Facility as well as the indenture relating to the Senior Notes. As described in Note 5 to our consolidated financial statements, we negotiated a further amendment to our credit facility effective September 30, 2003. As a result of that amendment, all previous instances of non-compliance were permanently waived. See “Liquidity and Capital Resources”.

Enrollment Fees

We charge an enrollment fee for new subscribers under our fire protection service contracts. We previously recognized these fees at the time of billing but have subsequently determined that such fees should be deferred and recognized over the estimated customer relationship period of nine years.

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased our deferred revenue and accumulated deficit as of June 30, 2000 by $1.3 million. The effect of the restatement adjustments on our operating income (loss) in fiscal 2002 and 2001 was immaterial.

San Diego Medical Services Enterprise LLC

We adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC, (SDMSE) the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

Disposal of Latin American Operations

Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the nine months ended March 31, 2003. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Introduction

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (emergency ambulance services) and non-emergency transport services (general transport services) to patients on both a fee-for-service and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

Because of the nature of our ambulance services, it is necessary to respond to a number of calls, primarily emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and emergency ambulance service calls in individual markets and is generally higher in service areas in which the calls are primarily emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports.

Critical Accounting Estimates and Judgments

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of our financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, general liability and workers’ compensation claim reserves. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies.

Medical Transportation and Revenue Recognition —Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. Discounts are estimated based on historical collection data, historical write-off activity and current relationships with payers, within each service area. Estimated discounts are translated into a percentage of gross revenue, which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $41.1 million and $38.0 million for the three months ended March 31, 2003 and 2002, respectively. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $117.3 million and $110.7 million for the nine months ended March 31, 2003 and 2002, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue — Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $20.6 million and $20.2 million for the three months ended March 31, 2003 and 2002, respectively. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $63.5 million and $57.2 million for the nine months ended March 31, 2003 and 2002, respectively.

Workers’ Compensation Reserves — Beginning May 1, 2002, we purchased corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be adjusted upward or downward at certain intervals based upon a retrospective review of incurred losses. Each of these annual policies covers all workers’ compensation claims made by employees of our domestic subsidiaries. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claims relating to these policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $11.9 million and $15.9 million at March 31, 2003 and June 30, 2002, respectively.

General Liability Reserves — We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.7 million and $15.4 million at March 31, 2003 and June 30, 2002, respectively.

Asset Impairment — We review our property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, by comparing the carrying amount of such assets to the estimated undiscounted future cash flows associated with them. In cases where the estimated undiscounted cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Our goodwill balances are reviewed annually (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired). Goodwill impairment is reviewed using a two step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Contractual Obligations and Other Commitments

We have certain cash contractual obligations related to our debt instruments that come due at various times. In addition, we have other commitments in the form of standby letters of credit and surety bonds. We have contractual obligations related to our credit facility after the September 30, 2003 amendment of $152.6 million and Senior Notes of $150.0 million, as well as other commitments related to standby letters of credit of $3.5 million and preferred stock redemption amounts totaling $25.0 million. Other contractual obligations for capital leases and notes payable and operating leases as well as commitments related to surety bonds are consistent with those reported on our 2002 Form 10-K, as amended.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

Net revenue increased approximately $5.3 million, or 4.2%, from $124.8 million for the three months ended March 31, 2002 to $130.1 million for the three months ended March 31, 2003.

Medical Transportation and Related Services — Medical transportation and related service revenue increased $4.2 million, or 3.9%, from $107.1 million for the three months ended March 31, 2002 to $111.3 million for the three months ended March 31, 2003. This increase is primarily comprised of a $4.1 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $1.0 million increase in revenue related to a new 911 contract that went into effect during the first quarter of fiscal 2003 offset by a $0.9 million decrease related to service areas identified for closure in fiscal 2001 and closed in fiscal 2002.

Total transports, including alternative transportation, decreased 15,000, or 4.7%, from approximately 321,000 (approximately 285,000 ambulance and approximately 36,000 alternative transportation) for the three months ended March 31, 2002 to approximately 306,000 (approximately 282,000 ambulance and approximately 24,000 alternative transportation) for the three months ended March 31, 2003. Transports in areas that we served in both the three months ended March 31, 2003 and 2002 decreased by approximately 16,000 transports. These decreases were offset by an increase of approximately 1,000 transports related to a new 911 contract that went into effect during the first quarter of fiscal 2003.

Fire and Other — Fire protection services revenue increased by $715,000, or 4.4%, from $15.8 million for the three months ended March 31, 2002 to $16.5 million for the three months ended March 31, 2003. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $415,000 and rate increases on existing contracts and additional fire contracts of $205,000.

Other revenue increased by $0.4 million or 21.1%, from $1.9 million for the three months ended March 31, 2002 to $2.3 million for the three months ended March 31, 2003. Other revenue changes relate to changes in the composition of revenue from dispatch, fleet, billing, training and home health care services.

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefit expenses increased approximately $5.4 million, or 8.3%, from approximately $65.4 million for the three months ended March 31, 2002 to $70.8 million for the three months ended March 31, 2003. The three months ended March 31, 2002 includes the reversal of $1.7 million of accrued, discretionary employee benefits. The remaining increase is primarily related to increased health insurance costs of $852,000 primarily due to increased health insurance claims, increased workers compensation expense of $401,000 due to increased insurance rates and general wage increases. Payroll and employee benefits, as a percentage of net revenue was 54.4% for the three months ended March 31, 2003 compared to 52.4% for the three months ended March 31, 2002. We expect we will continue to experience increasing expenses related to health insurance and workers compensation costs due to increasing healthcare costs and insurance premiums.

Provision for Doubtful Accounts — The provision for doubtful accounts increased $0.2 million, or 1.0%, from $20.4 million, or 16.3% of net revenue, for the three months ended March 31, 2002 to $20.6 million, or 15.8% of net revenue, for the three months ended March 31, 2003.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 18.5% for the three months ended March 31, 2003 and 18.9% for the three months ended March 31, 2002. During fiscal 2003, we continued to focus on improving the quality of our revenue by reducing the amount of un-reimbursed non-emergency ambulance and alternative transportation transports in selected service areas as well as on previously implemented initiatives to maximize the collection of our accounts receivable.

Depreciation and Amortization — Depreciation and amortization decreased $0.5 million, or 13.2%, from $3.8 million for the three months ended March 31, 2002 to $3.3 million for the three months ended March 31, 2003. The decrease is primarily due to decreased capital expenditures in recent years. Depreciation was 3.0% and 2.5% of net revenue for the three months ended March 31, 2002 and 2003, respectively.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $1.5 million, or 5.9%, from $25.5 million for the three months ended March 31, 2002 to $27.0 million for the three months ended March 31, 2003. The increase in other operating expenses is primarily due to increases in general liability expenses of $1.0 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories. Other operating expenses increased from 20.4% of net revenue for the three months ended March 31, 2002 to 20.7% of net revenue for the three months ended March 31, 2003.

Interest Expense — Interest expense increased by $0.9 million, or 14.3%, from $6.3 million for the three months ended March 31, 2002 to $7.2 million for the three months ended March 31, 2003. This increase was primarily caused by increased effective rates due to the renegotiation of the credit facility. Amortization of deferred financing costs totaled $0.7 milllion in the three months ended March 31, 2003. In addition, the average rate charged on the credit facility increased from 7.0% for the three months ended March 31, 2002 to 8.4% for the three months ended March 31, 2003. The principal balance on the credit facility was $141.8 million at March 31, 2002 compared to $152.4 million at March 31, 2003. See further discussion of the 2002 Amended Credit Facility in “Liquidity and Capital Resources.”

Income Taxes — We recorded an income tax provision of $136,000 for the three months ended March 31, 2003 and a benefit of $164,000 for the three months ended March 31, 2002. The provisions for the three months ended March 31, 2003 are primarily related to provisions for state income taxes.

Income (loss) from discontinued operations — Due to deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily in Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. Our Latin American operations generated a loss of $131,000 for the three months ended March 31, 2002.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Revenue

Net revenue increased approximately $25.2 million, or 6.9%, from $363.9 million for the nine months ended March 31, 2002 to $389.1 million for the nine months ended March 31, 2003.

Medical Transportation and Related Services — Medical transportation and related service revenue increased $19.7 million, or 6.3%, from $310.5 million for the nine months ended March 31, 2002 to $330.2 million for the nine months ended March 31, 2003. This increase is comprised of a $22.7 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $2.3 million increase in revenue related to two new 911 contracts that went into effect during the fiscal 2003 offset by a $2.0 million decrease related to the loss of the 911 contract in Arlington, Texas and a $3.3 million decrease related to service areas identified for closure in fiscal 2001 and closed in fiscal 2002.

Total transports, including alternative transportation, decreased 41,000, or 4.3%, from approximately 958,000 (approximately 838,000 ambulance and approximately 114,000 alternative transportation) for the nine months ended March 31, 2002 to approximately 917,000 (approximately 842,000 ambulance and approximately 74,000 alternative transportation) for the nine months ended March 31, 2003. Service areas identified for closure in fiscal 2001 accounted for a decrease of approximately 6,000 transports. Transports in areas that we served in both the nine months ended March 31, 2003 and 2002 decreased by approximately 34,000 transports. The loss of the 911 contract in Arlington, Texas accounted for a decrease of approximately 4,000 transports. These decreases were offset by an increase of approximately 3,000 transports related to two new 911 contracts that went into effect during the fiscal 2003.

Fire and Other — Fire protection services revenue increased by approximately $4.7 million, or 10.0%, from approximately $46.7 million for the nine months ended March 31, 2002 to approximately $51.4 million for the nine months ended March 31, 2003. Fire protection services revenue increased primarily due to increases in forestry revenue of $1.1 million due to a particularly active wildfire season and to rate and utilization increases in our subscription fire programs of $2.0 million and rate increases on existing contracts and additional fire contracts of $1.5 million.

Other revenue increased by $0.8 million, or 11.9% from $6.7 million for the nine months ended March 31, 2002 to $7.5 million for the nine months ended March 31, 2003. The increase in other revenue results from changes in the composition of revenues from dispatch, fleet, billing, training and home health care services between the nine months.

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefit expenses increased approximately $12.5 million, or 6.2%, from approximately $199.6 million for the nine months ended March 31, 2002 to $212.1 million for the nine months ended March 31, 2003. The nine months ended March 31, 2003 includes the reversal of $1.7 million of accrued, discretionary employee benefits. The remaining increase is primarily related to increased health insurance costs of $1.3 million primarily due to increased health insurance claims, increased workers compensation expense of $1.0 million due to increased insurance rates and general wage increases. Payroll and employee benefits as a percentage of net revenue was 54.5% for the nine months ended March 31, 2003 compared to 54.9% for the nine months ended March 31, 2002 with the decrease attributable to increased rates on medical transportation revenue. We expect we will continue to experience increasing expenses related to health insurance and workers compensation costs due to increasing healthcare costs and insurance premiums.

Provision for Doubtful Accounts — The provision for doubtful accounts increased $6.0 million, or 10.4%, from $57.5 million, or 15.8% of net revenue, for the nine months ended March 31, 2002 to $63.5 million, or 16.3% of net revenue, for the nine months ended March 31, 2003.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 19.2% for the nine months ended March 31, 2003 and 18.4% for the nine months ended March 31, 2002. The increase reflects a change in the payer mix.

Depreciation and Amortization — Depreciation and amortization decreased $1.6 million, or 13.7%, from $11.7 million for the nine months ended March 31, 2002 to $10.1 million for the nine months ended March 31, 2003. The decrease is primarily due to decreased capital expenditures in recent years. Depreciation was 3.2% and 2.6% of net revenue for the nine months ended March 31, 2002 and 2003, respectively.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $6.9 million, or 9.2%, from $74.6 million for the nine months ended March 31, 2002 to $81.5 million for the nine months ended March 31, 2003. The increase in other operating expenses is primarily due to increases in general liability expenses of $2.8 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories. Other operating expenses decreased from 20.5% of net revenue for the nine months ended March 31, 2002 to 20.9% of net revenue for the nine months ended March 31, 2003.

Interest Expense — Interest expense increased by approximately $1.2 million, or 6.2%, from $19.3 million for the nine months ended March 31, 2002 to $20.5 million for the nine months ended March 31, 2003. This increase was primarily due to increased effective interest rates related to the renegotiation of the credit facility. Amortization of deferred financing costs totaled $1.6 million in the nine months ended March 31, 2003. See further discussion of the 2002 Amended Credit Facility.

Interest Income — Interest income decreased $0.5 million or 83.3% from $0.6 million for the nine months ended March 31, 2002 to $0.1 million for the nine months ended March 31, 2003. The nine months ended March 31, 2002 included $0.5 million of income received in conjunction with an income tax refund.

Income Taxes — We recorded an income tax provision of $246,000 for the nine months ended March 31, 2003 as compared to an income tax benefit of $1.8 million for the nine months ended March 31, 2002. The provision for the nine months ended March 31, 2003 is primarily related to provisions for state income taxes. The benefit recorded in the nine months ended March 31, 2002 is primarily related to a $1.6 million income tax refund received during that period.

Income (loss) from discontinued operations — Due to deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily in Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the nine months ended March 31, 2003. Our Latin American operations generated a loss of $156,000 and income of $1.3 million for the nine months ended March 31, 2003 and 2002, respectively.

Cumulative Effect of Change in Accounting Principle — We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts, using a valuation date of July 1, 2001, and determined that a transitional goodwill impairment charge of $49.5 million, net of $0 income taxes, was required. This impairment primarily relates to our medical transportation and related services segment. The non-cash impairment charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations, retroactively applied to the quarter ended September 30, 2001, in accordance with the provisions of SFAS No. 142.

Liquidity and Capital Resources

During the nine months ended March 31, 2003, we recorded net income of $13.0 million compared with a net loss of $45.3 million for the nine months ended March 31, 2002. Net income for the nine months ended March 31, 2003 includes a gain on the disposal of our Latin American operations of $12.5 million while the net loss for the nine months ended March 31, 2002 includes a charge of $49.5 million relating to the adoption effective July 1, 2001 of the new goodwill standard. Cash provided by operating activities totaled $4.6 million for the nine months ended March 31, 2003 and $3.6 million for the nine months ended March 31, 2002.

At March 31, 2003, we had cash of $6.4 million, total debt of $306.9 million and a stockholders’ deficit of $203.6 million. Our total debt at March 31, 2003 included $149.9 million of our 7 7/8% Senior Notes due 2008, $152.4 million outstanding under our credit facility, $4.0 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 5 to our consolidated financial statements, we were not in compliance with certain of the covenants contained in our credit facility at June 30, 2002. On September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable preferred stock.

As also discussed in Note 5 to our consolidated financial statements, we violated certain financial covenants as a result of the restatement of our financial statements. On September 26, 2003, we entered into the 2003 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of our Series C redeemable preferred stock.

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 30, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the issuance of Senior Notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

During the nine months ended March 31, 2003, cash flow provided by operating activities was $4.6 million and resulted primarily from net income of $13.0 million, the provision for doubtful accounts of $63.5 million and non-cash depreciation and amortization expense of $10.1 million offset by an increase in accounts receivable of $61.5 million, and a non-cash gain on the disposition of our Latin American operations of $13.7 million. Cash flow provided by operating activities was $3.6 million for the nine months ended March 31, 2002.

Cash used in investing activities was $6.1 million for the nine months ended March 31, 2003 due primarily to capital expenditures of $6.7 million offset by proceeds from the sale of property and equipment of $0.6 million. Cash used in investing activities was $3.5 million for the nine months ended March 31, 2002, due to capital expenditures of $4.5 million offset by proceeds from the sale of property and equipment of $1.0 million.

Cash used in financing activities was $2.7 million for the nine months ended March 31, 2003, primarily due to repayments of debt and capital lease obligations and cash paid for debt issuance costs. Cash used in financing activities was $2.7 million for the nine months ended March 31, 2002.

Accounts receivable, net of the allowance for doubtful accounts, was $61.9 million and $64.5 million as of March 31, 2003 and June 30, 2002, respectively with the decrease in net accounts receivable is primarily due to improved billing and collections processes.

The allowance for doubtful accounts increased from approximately $38.0 million at June 30, 2002 to approximately $42.9 million at March 31, 2003. The primary reason for this increase is the current period provision for doubtful accounts offset by the write-off of uncollectible receivables. The increase is also reflective of the mix of receivables outstanding at the end of the period. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

We had working capital of $6.1 million at March 31, 2003, including cash of $6.4 million compared to a working capital deficiency of $10.7 million, including cash of $10.7 million at June 30, 2002. The improvement in working capital is primarily due to the $16.0 million decrease in accrued liabilities which is related to a decrease in accrued interest due to the conversion of accrued interest to amounts outstanding under our credit facility as a result of the September 30, 2002 amendment described below as well as assumption of $6.0 million of liabilities by the buyer of our Latin American operations.

In March 1998, we entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on us meeting certain financial covenants.

In December 1999, we were not in compliance with certain of the covenants contained in the original credit facility. We received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required us to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required us to make unscheduled principal payments totaling $5.2 million.

Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million (the “2002 Amended Credit Facility”). Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time. In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of our Series B redeemable preferred stock. The Series B shares are convertible into common shares equivalent to 10% of the common shares outstanding at the date of the amendment on a fully diluted basis, as defined in the related agreement. Conversion of the Series B shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares.

The 2002 Amended Credit Facility was not considered to represent a significant modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.4 million at March 31, 2003.

As a result of the previously mentioned restatement of our consolidated financial statements and the related increase in our stockholders’ deficit, we were not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of our Form 10-Q for the quarter ended March 31, 2003, thereby causing us to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

We entered into an amended credit facility, dated September 26, 2003, with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with our current business levels and outlook (the “2003 Amended Credit Facility”). The revised financial covenants include: total debt leverage ratio (initially set at 6.88); minimum tangible net worth (initially set at $280.0 million deficit); fixed charge coverage ratio (initially set at 1.10); a limitation on annual capital expenditures (initially set at $11.0 million per fiscal year); and, a limitation on annual operating lease expense equivalent to 3.10% of consolidated net revenue. The compliance levels for the first four covenants outlined above are set at varying levels as specified in the related agreement. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of our Series C redeemable preferred stock. The Series C shares are convertible into common shares equivalent to 11% of the common shares outstanding on a fully diluted basis, as defined in the related agreement. Conversion of the Series C shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. We also made a $1.0 million principal payment related to asset sale proceeds as required under the September 30, 2002 amendment to the credit facility.

The 2003 Amended Credit Facility is not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares will be capitalized as debt issue costs and amortized to interest expense over the term of the amended agreement. Professional fees and other related costs incurred in connection with the amendment will be expensed.

At March 31, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.4%. At March 31, 2003, there was $152.4 million outstanding on the credit facility as well as $3.5 million in letters of credit issued under the credit facility.

In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. We incurred expenses related to the offering of approximately $5.3 million and are amortizing such costs over the term of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. The Senior Notes contain certain covenants that, among other items, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

If we fail to remain in compliance with financial and other covenants set forth in the 2003 Amended Credit Facility, we will also be in default under our Senior Notes. A default under the Senior Notes or our revolving credit facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There can be no assurance that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operations and our existing cash resources prove to be inadequate. As discussed above, although we have negotiated an amendment and extension of our credit facility, we will not have access to additional borrowings under such facility. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, among other things, issuance of equity securities or the conversion of all or a portion of our existing debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Insurance Programs

Many of our operational contracts as well as laws in certain of the areas where we operate, require that we carry specified amounts of insurance coverage. Additionally, in the ordinary course of our business, we are subject to accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. In order to minimize our risk of exposure, and to comply with such legal and contractual requirements, we carry a broad range of insurance policies, including comprehensive general liability, automobile, property damage, professional, workers’ compensation, and other lines of coverage. We typically renew each of these policies annually and purchase limits of coverage at levels we believe are appropriate, taking into account historical and projected claim trends, reasonable protection of our assets and operations, and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained by us may be achieved through a combination of primary policies, excess policies and self-insurance. See “Risk Factors — Claims against us could exceed our insurance coverage and we may not have coverage for certain claims.”

We retain certain levels of exposure with respect to our general liability and workers compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, within our level of retention based on currently available information as well as our historical claims experience. See “Risk Factors — Our reserves may prove inadequate.”

We engage third-party administrators, or TPAs, to manage claims resulting from our general liability and workers compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. We periodically review the claim reserves established by the TPAs and engage independent actuaries to assist with the evaluation of the adequacy of our reserves on an annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

Since fiscal year 2000, we have experienced a substantial rise in the costs associated with our insurance program, including total premium costs, fees for TPAs to process claims, brokerage costs, risk management expenses and costs related to assurances that we can satisfy our retention obligations. These increases have primarily resulted from the overall hardening of the insurance markets, our historical claim trends, and the general increase in costs of claims and related litigation. See “Risk Factors — We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.”

General Liability: We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.7 million and $15.4 million at March 31, 2003 and June 30, 2002 and 2001, respectively. See “Risk Factors — Our reserves may prove inadequate.”

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $3.1 million at March 31, 2003 which is included in insurance deposits. Cash deposits totaled $1.9 million at June 30, 2002 which is included in insurance deposits.

Our general liability policies corresponding with fiscal years 2001 and 2002 were issued by Legion Insurance Company (“Legion”). Legion’s obligations under such policies were reinsured by an unrelated insurance carrier that was identified and approved by us. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while the reinsurer was an A++ rated carrier. Under these policies, Legion’s obligation (as well as that of its reinsurer) to pay covered losses commences once we satisfy our aggregate retention limits for the respective policy years. As of June 30, 2003, we have met our aggregate retention limit with respect to the policies corresponding to fiscal 2001 and anticipate that we will meet our aggregate retention limit for the policies corresponding to fiscal 2002. Pursuant to these policies, Legion (and its reinsurer) is obligated to fund all claim-related payments in excess of our retention limits.

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). Legion’s liquidation could put our general liability insurance coverage for the previously mentioned policy years at risk; however, based upon information currently available, we believe that proceeds from Legion’s reinsurer will be directly available to pay claims in excess of our retention limits, notwithstanding the liquidation process. If the Court deems our reinsurance to be a general asset of Legion or if the reinsurer otherwise refuses to pay claims directly, then reinsurance proceeds to fund covered general liability losses in excess of our retention limits may be substantially reduced, delayed or unrecoverable. In such an event, we may be required to fund general liability losses applicable to these policy years in excess of our retention limits, to the extent that such losses are not covered by the applicable state guaranty funds. Our inability to timely obtain reinsurance or state guaranty bond coverage for general liability claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

Workers Compensation: We have historically maintained insurance policies for workers compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers compensation insurance. These policies are typically renewed annually. We also engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $11.9 million and $15.9 million at March 31, 2003 and June 30, 2002, respectively. See “Risk Factors — Our reserves may prove inadequate.”

Effective May 1, 2002, we began fully insuring our workers compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers compensation program totaled $7.1 million at March 31, 2003 of which $1.1 million is included in prepaid expenses and other and $6.0 million is included in insurance deposits. Cash deposits totaled $9.2 million at June 30, 2002 of which $2.9 million is included in prepaid expenses and other and $6.3 million is included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies as was customary at the time. As of March 31, 2003, we had $3.0 million of cash on deposit with Reliance which is included in insurance deposits. We also have provided Reliance with letters of credit and surety bonds totaling $6.4 million.

On October 3, 2003, the Department placed Reliance into liquidation. It is our understanding that cash on deposit with Reliance will be returned to us on or before the date that all related claims have been satisfied, so long as we have met our claim payment obligations within our retention limits under the related policies. Based on the information currently available, we believe that the cash on deposit with Reliance is fully recoverable and will either be returned to us or used by the liquidator, with our prior consent, to pay claims on our behalf. In the event that we are unable to access the funds on deposit with Reliance or the Reliance liquidator refuses to refund such deposits, such deposits may become impaired. Additionally, Reliance’s liquidation could put our workers compensation insurance coverage at risk for the related policy years; however, based upon information currently available, we believe that either Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, we may be required to fund the related workers compensation claims for the applicable policy years. Our inability to access the funds on deposit with Reliance or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

During fiscal 2002, we purchased certain portions of our workers compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of March 31, 2003, we had net deposits with respect to this coverage totaling $3.6 million of which $1.1 million is included in prepaid expenses and other and $2.5 million which is included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion rehabilitator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as us. It is our understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. We are actively participating in the Court proceedings to cause such a trust account or other mechanism to be created and to operate so as to fully cover all our deductible obligations as originally intended and to return to us any remaining deposit balance once all related claims have been closed. Based on the information currently available, we believe that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to us or used to pay claims on our behalf. In the event that we are unable to access the funds on deposit with Mutual Indemnity, we may be required to fund the related workers compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. Our inability to access the funds on deposit with Mutual Indemnity or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

Indemnifications

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct, or breach of representations and warranties and covenants.

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate us to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or transition to a new service provider. With respect to such surety bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

We provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance which should enable us to recover a portion of any future amounts paid.

In addition to the above, from time to time we provide standard representations and warranties to counterparties in contracts in connection with sales of its securities and the engagement of financial advisors and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, and cash flows or results of operations. Additionally, we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, cash flows or results of operations.

Nasdaq Listing

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified us that we were not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that we file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed our announcement on May 14, 2003 that we would delay filing our Form 10-Q for the third quarter ended March 31, 2003 due to the need to restate our consolidated financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. We announced that we would file the applicable form 10-Q upon finalization of the related restatement adjustments.

We subsequently submitted our request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider our continued listing. The hearing was held June 19, 2003, where we presented our basis for a temporary exception to the filing requirement in order to complete our related analysis.

On July 17, 2003, Nasdaq informed us that the Panel had made a determination. In its decision to grant an exception, the Panel determined that our securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing our Form 10-Q for the third quarter ended March 31, 2003 and our Form 10-K for the fiscal year ended June 30, 2003.

In addition to granting the filing exception through September 30, 2003, the Panel specifically required us to timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before March 31, 2004. Should we miss a filing deadline in accordance with the exception, we will not be entitled to a new hearing on the matter and our securities may be delisted from The Nasdaq SmallCap Market. In the event we fail to comply with any continued listing requirement during the exception period, we will be provided with written notice of the deficiency and an opportunity to present a definitive plan to address the issue prior to the Panel’s decision as to whether continued listing is appropriate.

The Panel reserves the right to terminate or modify the terms of this exception upon a review of the Company’s reported financial results for the quarter ended March 31, 2003 and the fiscal year ended June 30, 2003. There can be no assurance we will evidence compliance with the requirements as set forth by Nasdaq or that we will return to continued listing on The Nasdaq SmallCap Market.

On September 29, 2003, we issued a press release indicating that the filing of our Form 10-K for fiscal 2003 would be delayed. We also filed a Form 12b-25 request with the SEC for an extension to file our Form 10-K on or before October 14, 2003. Due to such delayed filing, we formally requested, on September 30, 2003, that the Panel permit us to comply with their July 17, 2003 decision by filing both our Form 10-K for fiscal 2003 and our Form 10-Q for the period ended March 31, 2003 on or before October 14, 2003. On October 7, 2003 the Panel informed us that our requested modification to their July 17, 2003 decision was granted.

Effects of Inflation and Foreign Currency Exchange Fluctuations

As a result of the sale of our Latin American operations in September 2002, we no longer have operations located outside the United States. Additionally, inflation has not had a significant impact on our business.

RISK FACTORS

The following risk factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating us and our business.

We have significant indebtedness.

We have significant indebtedness. As of March 31, 2003, we had approximately $306.9 million of consolidated indebtedness, consisting primarily of $149.9 million of 7 7/8% Senior Notes due in 2008 and $152.4 million outstanding under our credit facility. As a result of the September 30, 2003 amendment, we have $152.6 million outstanding under our 2003 Amended Credit Facility, which is now due December 31, 2006.

Our ability to service our indebtedness depends on our future operating performance, which is affected by various factors including regulatory, industry, economic, and competitive conditions, and other factors, many of which are beyond our control. We may not generate sufficient funds to enable us to service our indebtedness and failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our loan agreements require us to comply with numerous covenants and restrictions.

The agreement governing the terms of the Senior Notes contains certain covenants limiting our ability to:

•	incur certain additional debt
•	pay dividends
•	redeem capital stock
•	make certain investments
•	issue capital stock of subsidiaries
•	create certain liens
•	issue guarantees
•	enter into transactions with affiliates
•	sell assets
•	complete certain mergers and consolidations

Our 2003 Amended Credit Facility also contains restrictive covenants and requires us to meet certain financial tests, including a total debt leverage ratio, a minimum tangible net worth amount, and a fixed charge coverage ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

A breach of any of the covenants or other terms of our indebtedness could result in an event of default under our 2003 Amended Credit Facility or the Senior Notes or both, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to generate sufficient operating cash flow.

Despite significant net losses in fiscal 2002, 2001 and 2000, our restructuring efforts have enabled us to self-fund our operations since March 2000 from existing cash reserves and operating cash flow. However, we may be unable to sustain our targeted levels of operating cash flow. Our ability to generate operating cash flow will depend upon various factors, including regulatory, industry, economic, competitive and other factors, many of which are beyond our control. Because of our significant indebtedness, a substantial portion of our cash flow from operating activities is dedicated to debt service and is not available for other purposes. The terms of our 2003 Amended Credit Facility do not permit additional borrowings thereunder. In addition, the 2003 Amended Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender.

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we will need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders could be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. Failure to generate adequate operating cash flow will have a material adverse effect on our business, financial condition and results of operations.

We face significant dilution of our common stock.

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are convertible into 2,115,490 common shares which equates to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the commons shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B shares as of December 31, 2004. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable preferred stock (the “Series C Shares”) to participants in the 2003 Amended Credit Facility. The Series C Shares are convertible into 2,839,787 common shares which equates to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 90% of our medical transportation fee collections from such third party payers during the three months ended March 31, 2003, including approximately 27% from Medicare. In the three months ended March 31, 2002, we received 87% of medical transportation fee collections from these third parties, including 26% from Medicare. We received approximately 90% of our medical transportation fee collections from such third party payers during the nine months ended March 31, 2003, including approximately 27% from Medicare. In the nine months ended March 31, 2002, we received 88% of medical transportation fee collections from these third parties, including 25% from Medicare.

The reimbursement process is complex and can involve lengthy delays. From time to time, we experience these delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide medical transportation services; however, there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews or investigations by governmental agencies of matters such as compliance with billing regulations. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall costs of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also face the continuing risk of non-reimbursement to the extent that uninsured individuals require emergency ambulance service in service areas where an adequate subsidy is not provided by the related municipality or governing authority. Amounts not covered by third-party payers are the obligations of individual patients and, we may not receive reimbursement by the related municipality or governing authority or reimbursement from these uninsured individuals. We continually review the mix of activity between emergency and general medical transport in view of the reimbursement environment and evaluate methods of recovering these amounts through the collection process.

We establish an allowance for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

The risks associated with third-party payers and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our collection policies or our allowance for doubtful accounts may not be adequate.

We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.

We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. We have experienced significant increases both in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages. Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. A significant factor is the overall hardening of the insurance, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from insurers’ and sureties’ perception of our financial condition due to our current debt structure and cash position. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, cash flow and results of operations.

Claims against us could exceed our insurance coverage and we may not have coverage for certain claims.

We are subject to a significant number of accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. In order to minimize the risk of our exposure, we maintain certain levels of insurance coverage for workers compensation, comprehensive general liability, automobile liability, and professional liability claims. In certain limited instances we may not have coverage for certain claims. In those instances for which we do have coverage, the coverage limits of our policies may not be adequate. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

Our claim reserves may prove inadequate.

Under our general liability and employee medical insurance programs, and under our workers’ compensation programs prior to May 1, 2002, we are responsible for deductibles and self-insured retentions in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on our historical experience as well as industry data, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are difficult to predict. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves at any point. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding charge to operations in the period in which the deficiency is identified and such charge could be material. We periodically engage independent actuaries in order to verify the adequacy of our claim reserves.

Two insurance companies with which we have previously done business are in financial distress.

Two previous insurers (Reliance Insurance Company and Legion Insurance Company) under our workers’ compensation and general liability programs are currently in liquidation proceedings in Pennsylvania. With respect to the affected policy years, these proceedings may result in the loss of all or part of the collateral and/or funds deposited by us for payment of claims within our deductible or self-insured retention relating to our workers’ compensation programs, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. Based upon the information currently available, we believe that the amounts on deposit are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended. We further believe that reinsurance proceeds for our liability policies will be available to cover claims in excess of our retention as originally intended. It is also our understanding that state guaranty funds will provide coverage, subject to certain limitations, of such general liability and workers compensation. Our inability to access the funds on deposit, to access our liability reinsurance proceeds or to obtain coverage from state guaranty funds could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that claims exceed our deductible limits and our insurers or guaranty funds do not satisfy their coverage obligations, we may be required to satisfy a portion of those claims directly, which could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Recently enacted rules may adversely affect our reimbursement rates of coverage.

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI – 1%), plus separate mileage payment based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider, must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

We believe the Medicare Ambulance Fee Schedule will have a neutral net impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. However, changes in the related rules or regulations, or the interpretation or implementation thereof, could materially alter the impact of the fee schedule on our medical transportation revenue and, therefore could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental actions, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Certain state and local governments regulate rate structures and limit rates of return.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 20.2% and 19.4% of net revenue for the three months ended March 31, 2003 and 2002, respectively. Ambulance services revenue generated in Arizona accounted for approximately 19.2% and 17.5% of net revenue for the nine months ended March 31, 2003 and 2002, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

Numerous federal, state and local laws, rules and regulations govern various aspects of the ambulance and fire fighting service business covering matters such as licensing, rates, employee certification, environmental matters and radio communications. Certificates of necessity may be required from state or local governments to operate medical transportation services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state or local, governments could:

•	change existing laws, rules or regulations,
•	adopt new laws, rules or regulations that increase our cost of doing business,
•	lower reimbursement levels,
•	choose to provide services for themselves, or
•	otherwise adversely affect our business, financial condition, cash flows, and results of operations.

We could encounter difficulty in complying with all applicable laws, rules and regulations.

Health care reforms and cost containment may affect our business.

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and

Accountability Act of 1996 (HIPAA), which protects the privacy of patients’ health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, requires covered entities to comply with the final rule’s provisions pertaining to privacy standards by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. We have addressed the impact of HIPAA and developed policies, training and procedures to comply with the final rule prior to the April 14, 2003 deadline.

In addition to compliance with the privacy standards deadline, the HIPAA Electronic Transactions and Code Set Rule requires us, if we submit claims electronically, to use the approved HIPAA format by October 16, 2003. On September 23, 2003, CMS announced that it will issue a contingency plan to accept Medicare noncompliant electronic transactions after the October 16, 2003 compliance deadline. The contingency plan permits CMS to continue to accept and process Medicare claims in the electronic formats now in use, giving providers, like us, additional time to complete the testing process. Although CMS announced a contingency plan, as of this filing, a Medicaid contingency plan has not been announced. We submit Medicaid claims to the twenty-seven states, of which eleven states require electronic claim submissions and sixteen require paper claim submissions. As of September 24, 2003, we received confirmation of successful test filings for electronic claims from four of the eleven states which require electronic claim submissions. New York Medicaid has announced that it will not be ready to accept electronic claim submissions in the approved HIPAA format. Although we will submit our test filings to the remaining six states in advance of the October 16, 2003 deadline, those states may not have the resources and/or funding to meet the regulatory requirements for electronic claims submissions and may not be able to respond to all of the test submissions by us and other providers before the deadline. As a result, we may be required to submit our claims by paper (rather than electronically), which may extend the payment cycle an additional thirty days or more. In addition, we await announcements from the commercial insurers regarding compliance with the Rule. Thus, while we have worked diligently to both comply with HIPAA requirements and mitigate the impact of HIPAA on our business, we could experience a material adverse effect on our business, financial condition, cash flows or results of operations due to (i) significant costs associated with continued compliance under HIPAA or related legislative enactments, (ii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents, or (iii) impacts to the health care industry as a whole that may directly or indirectly cause an adverse affect on our business.

We may be delisted from the Nasdaq SmallCap Market.

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified us that we were not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that we file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed our announcement on May 14, 2003 that we would delay filing our Form 10-Q for the third quarter ended March 31, 2003 due to the need to restate our financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. We announced that we would file the applicable Form 10-Q upon finalization of the related restatement adjustments.

We subsequently submitted our request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider our continued listing. The hearing was held June 19, 2003, where we presented our basis for a temporary exception to the filing requirement in order to complete our accounts receivable analysis.

On July 17, 2003, Nasdaq informed us that the Panel had made a determination to grant us an exception. In its decision the Panel determined that our securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing our Form 10-Q for the third quarter ended March 31, 2003 and our Form 10-K for the fiscal year ended June 30, 2003.

In addition to granting the filing exception through September 30, 2003, the Panel specifically required us to timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before March 31, 2004. Should we miss a filing deadline in accordance with the exception, we will not be entitled to a new hearing on the matter and our securities may be delisted from The Nasdaq SmallCap Market. In the event we fail to comply with any continued listing requirement during the exception period, we will be provided with written notice of the deficiency and an opportunity to present a definitive plan to address the issue prior to the Panel’s decision as to whether continued listing is appropriate.

The Panel reserved the right to terminate or modify the terms of this exception upon a review of the Company’s reported financial results for the quarter ended March 31, 2003 and the fiscal year ended June 30, 2003. There is no assurance that we will evidence compliance with the requirements as set forth by Nasdaq or that we will return to continued listing on The Nasdaq SmallCap Market.

On September 29, 2003, we issued a press release indicating that the filing of our Form 10-K for fiscal 2003 would be delayed. We also filed a Form 12b-25 request with the SEC for an extension to file our Form 10-K on or before October 14, 2003. Due to such delayed filing, we formally requested, on September 30, 2003, that the Panel permit us to comply with their July 17, 2003 decision by filing both our Form 10-K for fiscal 2003 and our Form 10-Q for the period ended March 31, 2003 on or before October 14, 2003. On October 7, 2003, the Panel informed us that our requested modification to their July 17, 2003 decision was granted.

We depend on certain business relationships.

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for 22.8% and 21.8% of net revenue for the three months ended March 31, 2003 and 2002, respectively. One of these contracts accounted for 8.2% and 7.4% of net revenue for the three months ended March 31, 2003 and 2002, respectively. Our six largest contracts accounted for 22.8% and 21.9% of net revenue for the nine months ended March 31, 2003 and 2002, respectively. One of these contracts accounted for 8.3% and 7.4% of net revenue for the nine months ended March 31, 2003 and 2002, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

Our contracts with municipalities and fire districts and with managed care organizations and health care providers are short term or open-ended or for periods ranging on average from two years to five years. During such periods, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we may consider factors, such as weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. We face certain risks in attempting to terminate unfavorable contracts prior to their expiration because of the possibility of forfeiting performance bonds and the potential adverse political and public relations consequences. Our inability to terminate or amend unfavorable contracts as they occur, could, in the aggregate, have a material adverse effect on our business, financial condition, cash flows, and results of operations. We also face the risk that areas in which we provide fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities.

We face risks associated with our prior rapid growth, integration, and acquisitions.

We must integrate and successfully operate the ambulance service providers that we have acquired. The process of integrating management, operations, facilities, and accounting and billing and collection systems and other information systems requires continued investment of time and resources and can involve difficulties, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Unforeseen liabilities and other issues also could arise in connection with the operation of businesses that we have previously acquired or may acquire in the future. For example, we became aware of, and have taken corrective action with respect to, various issues arising primarily from the transition to us from various acquired operations of Federal Communications Commission (FCC) licenses for public safety and private wireless radio frequencies used in the ordinary course of our business. While we do not currently anticipate that action with respect to these issues by the FCC’s enforcement bureau will result in material monetary fines or license forfeitures, there can be no assurance that this will be the case. Our acquisition agreements contain purchase price adjustments, rights of set-off, indemnification, and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. However, these purchase price adjustments, rights of set-off, indemnification, and other remedies expire and may not be sufficient to compensate us in the event that any liabilities or other issues arise.

We face additional risks associated with our international operations.

Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia. We determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management. We believe that both the structure of our pre-sale operations and of the sale transaction itself shield us from liabilities associated with past or future activities of our former Latin American operations. However, due to the nature of local laws and regulatory requirements and the uncertain economic and political environment, particularly in Argentina, there can be no assurance that we will not be required to defend against future claims. Unanticipated claims successfully asserted against us could have an adverse effect on our business, financial condition, cash flows, and results of operations.

We are in a highly competitive industry.

The ambulance service industry is highly competitive. Ambulance and general medical transportation service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities and health/care institutions consider the following factors in awarding a contract:

•	quality of medical care,
•	historical response time performance,
•	customer service,
•	financial stability, and
•	personnel policies and practices.

We currently compete with the following entities to provide ambulance services:

•	governmental entities (including fire districts),
•	hospitals,
•	other national ambulance service providers,
•	large regional ambulance service providers, and
•	local and volunteer private providers.

Counties, municipalities, fire districts, and health care organizations that currently contract for ambulance services could choose to provide ambulance services directly in the future. We are experiencing increased competition from fire departments in providing emergency ambulance service. Some of our current competitors and certain potential competitors have or have access to greater capital and other resources than us.

Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. We cannot provide assurance that:

•	we will be able continue to maintain current contracts or subscriptions or to obtain additional fire protection business on a contractual or subscription basis;
•	fire districts or municipalities will not choose to provide fire protection services directly in the future; or
•	areas in which we provide services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities.

We depend on our management and other key personnel.

Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Medical personnel shortages in certain market areas currently makes the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. Our internal growth will further increase the demand on our resources and require the addition of new personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel. Failure to retain or replace our key personnel may have an adverse effect on our business, financial condition, cash flows and results of operations.

It may be difficult for a third party to acquire us.

Certain provisions of our certificate of incorporation, shareholders’ rights plan and Delaware law could make it more difficult for a third party to acquire control of our company, even if a change in control might be beneficial to stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk Conditions.

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Amounts outstanding under our 2003 Amended Credit Facility bear interest at LIBOR plus 7.0%. A 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.5 million. The remainder of our debt is primarily at fixed interest rates. We monitor this risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

During the third quarter of fiscal 2003, we determined that our accounts receivable balance was materially overstated and that our net revenue and provision for doubtful accounts applicable to prior periods also required adjustment. The fact that our internal controls did not identify the related financial statement errors prior to that time is considered to represent a material weakness as defined under standards established by the American Institute of Certified Public Accountants. As a result of these matters, we determined that our consolidated financial statements for years prior to fiscal 2003 required restatement. See Note 1 to our consolidated financial statements.

We have taken the steps necessary to strengthen our internal controls to address this situation. We have completed extensive analyses and have instituted new procedures relating to the evaluation of the adequacy of our allowance for doubtful accounts, including the enhanced utilization of historical collection experience within each of our service areas as well as the involvement of representatives of the accounting, finance and billing departments in the evaluation process. As of the date of this report, we believe the actions implemented have corrected the material weakness in the internal controls discussed in the preceding paragraph.

Within 90 days prior to the date of filing of this report, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are reasonably designed and operating effectively to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods. Other than the internal control matters discussed in the preceding paragraphs, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

RURAL/METRO CORPORATION AND ITS SUBSIDIARIES

Part II. Other Information.

Item 1 —	Legal Proceedings.

From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolution of currently pending litigation and regulatory investigations will not have a material adverse effect on our business, financial condition, results of operations and cash flows. However, we are unable to predict with certainty the outcome of such matters. In some pending cases, our insurance coverage may not be adequate to cover all liabilities in excess of our deductible or self-insured retention arising out of such claims. In addition, due to the nature of our business, CMS and other regulatory agencies are expected to continue their practice of performing periodic reviews and initiating investigations related to our compliance with billing regulations. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Haskell v. Rural/Metro Corporation, et al. and Ruble v. Rural/Metro Corporation

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contained virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between April 24, 1997 and June 11, 1998. Haskell v. Rural/Metro sought unspecified damages under the Arizona Securities Act, the Arizona Consumer Fraud Act, and under Arizona common law fraud, and also sought punitive damages, a constructive trust, and other injunctive relief. Ruble v. Rural/Metro sought unspecified damages under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaints in both actions alleged that between April 24, 1997 and June 11, 1998 the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also alleged that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

On April 17, 2003, we and the individual defendants agreed to settle the Ruble v. Rural/Metro and Haskell v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Our primary and excess directors and officers insurance carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. On August 20, 2003, the plaintiffs submitted an application for preliminary approval of the class action settlement. On September 3, 2003, the court signed an order granting preliminary approval of the stipulated settlement and set forth a schedule for the events required for final settlement approval, including notice to the class, requests for exclusion, written objections and responses. The hearing for consideration of the final settlement agreement is scheduled for December 9, 2003.

In the settlement agreement, we and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times we and the individual defendants acted in good faith and in a manner they reasonably believed to be in the best interests of us and our stockholders.

Springborn et al. v. Rural/Metro Corporation, et al.

We, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in our Employee Stock Ownership Plan (“ESOP”), Employee Stock Purchase Plan (“ESPP”) and/or Retirement Savings Value Plan (“401(k) Plan”), collectively, the “Plans.” The action purports to cover a class period of July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002 adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Plans. The plaintiffs sought unspecified compensatory and punitive damages.

On October 30, 2002, defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. We and the individual defendants consented to this removal. On February 21, 2003, we and our current directors and officers moved to dismiss the amended complaint, and our former directors and officers subsequently joined in this motion.

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against us and our current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The court has yet to consider and rule upon defendant Arthur Andersen’s motion to dismiss.

Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al.

As previously reported, LaSalle Ambulance, Inc., a New York corporation which is a subsidiary of Rural/Metro Corporation, was sued in the case of Ann Bogucki and Patrick Bogucki v. LaSalle Ambulance Service, et al., Index No. I 1995 2128, in the Supreme Court of the State of New York, Erie County. In January 2003, the parties reached an agreement in principle, which does not result in any additional claims expense, to settle the matter. The agreement in principle provides for a full release of LaSalle Ambulance in April 2003 subject to completion of final settlement documentation and plaintiff’s receipt of agreed consideration.

Legion Insurance Company and Reliance Insurance Company

With regard to certain issues relating to the liquidation of Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) that are being litigated before the Commonwealth Court of Pennsylvania, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Item 3 —	Defaults Upon Senior Securities.

A default occurred under the 2002 Amended Credit Facility due to the Company’s determination that collections of accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated, and as a result, the related provisions for Medicare, Medicaid and contractual discounts and doubtful accounts recognized were inadequate. The inadequacy of such provisions caused the Company’s period-end allowance for Medicare, Medicaid and contractual discounts and doubtful accounts through March 31, 2003 to be understated. The restatement resulted in a reduction of our accounts receivable of $39.1 million as of June 30, 2002 with a corresponding increase in our stockholders’ deficit which caused us to be out of compliance with the minimum tangible net worth covenant contained in our 2002 Amended Credit

Facility. The restatement also resulted in a delay in filing this Form 10-Q, thereby causing non-compliance with covenants set forth in our 2002 Amended Credit Facility and in the indenture relating to our Senior Notes. In order to address our non-compliance, we initiated discussions with our lenders and reached agreement on a newly amended credit facility dated September 26, 2003, which provides for, among other things, a permanent waiver of past non-compliance and an extended maturity date of December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4 —	Submission of Matters to a Vote of Security Holders.

The Company’s 2002 Annual Meeting of Stockholders was held on March 12, 2003. The following nominees were elected to the Company’s Board of Directors to serve as Class II directors for three-year terms or until their successors are elected and qualified:

Nominee	For	Withhold
Louis G. Jekel	11,755,585	789,415
William C. Turner	11,748,876	796,124

The following directors’ terms of office continued after the 2002 Annual Meeting of Stockholders:

Cor J. Clement, Sr.

Jack E. Brucker

Mary Anne Carpenter

Henry G. Walker

Louis A. Witzeman

Item 6 —	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(b)	Reports on Form 8-K

Form 8-K filed February 14, 2003 relating to the press release announcing the Company’s results for the second quarter-ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated:October 14, 2003

	By:	/s/ Jack E. Brucker

Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael S. Zarriello

Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)