Form 10-K
period 2003-06-30
RURAL METRO CORP /DE/
filed 2003-10-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission file number 0-22056

Rural/Metro Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0746929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 East Indian School Road, Scottsdale, Arizona 85251

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 606-3886

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of December 31, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market, was $33,247,400. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 3, 2003, there were 16,500,090 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Forward Looking Statements. Statements in this Report that are not historical facts are hereby identified as “forward looking statements” as that term is used under the securities laws. We caution readers that such “forward looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claims reserves, capital needs, operational results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements.” You should consider such “forward looking statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

These “forward looking statements” are found throughout this Report. Additionally, the discussions herein under the captions “Business — Introduction”, “Business — Market Reform and Changing Reimbursement Regulations”, “Business — Other Governmental Regulation”, “Business — Management Information Systems”, “Business — Billings and Collections”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed under the caption “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations — Risk Factors.” Moreover, we may from time to time make “forward looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward looking statements.”

All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, direct and indirect subsidiaries, and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com.

For a discussion of certain risks associated with our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report and, specifically, “Risk Factors” included in such Item 7.

PART I

Restatement of Consolidated Financial Statements

We identified certain accounting matters relating to our consolidated financial statements for years prior to 2003 that required restatement. The matters subject to the restatement, which are summarized below and discussed in Note 2 to the consolidated financial statements, increased our accumulated deficit by $59.3 million at June 30, 2000 after consideration of the related income tax effects. The restatement adjustments were necessary to (i) adjust the provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in prior years and to reduce our accounts receivable balance through March 31, 2003, and (ii) to defer enrollment fees charged to new subscribers under our fire protection service contracts and to recognize such fees over the estimated customer relationship period.

During the fourth quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

ITEM 1. Business

Introduction

Founded in 1948, we are a leading provider of medical transportation and related services, which include emergency and non-emergency ambulance and alternative transportation services to municipal, residential, commercial, and industrial customers. We also provide fire protection services and other safety and health care related services, which include dispatch, fleet services, and home health services. We believe we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank among the largest private-sector providers of ambulance and fire protection services in the world.

We currently serve approximately 400 communities in 24 states. Revenues for these services are primarily derived from fees charged for medical transportation and fire protection services. Our domestic operations generated net revenues of approximately $520.5 million, $489.0 million, and $479.4 million in fiscal years 2003, 2002 and 2001, respectively, and our Latin American operations generated revenues of approximately $2.4 million, $25.4 million and $43.1 million for the same respective periods. As discussed in “Business – Urgent Home Medical Care,” below as well as in Note 4 to the Consolidated Financial Statements, we disposed of our Latin American operations effective September 27, 2002.

We provide medical transportation services under contracts with governmental entities, hospitals, health care facilities and other health care organizations. We primarily derive our revenue under these contracts through reimbursements under private insurance programs and government programs such as Medicare and Medicaid and reimbursement from a variety of governmental entities, as well as through fees paid directly by the patients utilizing our services. Fire protection services are provided under contracts with municipalities, fire districts or other agencies or on a subscription fee basis to individual homeowners or commercial property owners. Medical transportation and related services and fire protection services accounted for approximately 85% and 13%, respectively, of our net revenue for the fiscal years ended June 30, 2003 and 2002.

We grew significantly from the late 1970s through the late 1990s through internal growth and acquisitions. This growth, consisting mainly of mergers and acquisitions in the 1990s as part of a consolidation of the domestic ambulance industry, provided us with significant market presence throughout the United States and parts of Latin

America. To manage this growth, we invested in the development of management and operating systems in order to achieve productivity gains. While we believe that our prior growth strategy has created a strong platform of core businesses, commencing in fiscal year 2000, we focused on strengthening those core businesses and improving economies of scale. This focus included: (i) sustaining and enhancing positive cash performance, (ii) improving the quality and collectibility of medical transportation service revenue, (iii) reducing bad debt expense, and (iv) growth through same-service area expansion and targeted new opportunities. Our current business strategy includes continued emphasis on these focal points and on delivering high-quality, efficient and effective services to our customers and patients.

Industry Overview

Medical Transportation Business

Based on generally available industry data, it is estimated that annual expenditures for ambulance services in the United States are between $7 billion and $10 billion. The medical transportation industry in the United States is segmented into two market types: emergency and non-emergency services. Public-sector entities, private companies, hospitals, and volunteer organizations provide ambulance services. Public-sector entities often serve as the first responder to requests for such emergency ambulance services and often provide emergency medical transportation. When public sector entities serve as first responder, private sector companies often serve as the second responder and support the first responder as needed. Private sector entities provide the majority of non-emergency ambulance services. It is estimated that the ambulance service industry includes approximately 12,000 service providers including approximately 1,500 private providers, 1,200 hospital-owned providers, 2,600 non-profit entities, 2,700 government-owned providers, and 4,000 providers operated by fire departments. Most commercial providers are small companies serving one or a limited number of markets. Several multi-state providers, including us, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

Fire Protection Business

Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the United States. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is the first to respond to a call for emergency medical services. Approximately 26,000 fire departments operate throughout the United States, of which approximately 19,000 are volunteer fire departments. Volunteer fire departments range from departments consisting entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to municipalities and tax-supported fire districts, we and other members of the private sector provide fire protection services to large industrial complexes, airports, petrochemical plants, power plants and other self-contained facilities. We also provide wild land fire fighting services on a seasonal basis generally under contracts and, as requested, by various forestry and governmental agencies.

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

Historical Growth in Medical Transportation Service Expenditures; Primary Demand Factors

Medical transportation service expenditures in the United States have grown as a result of an increase in the number of transports and an increase in the average expenditures per transport. Several primary factors are cited for the increase and continued demand of the emergency and non-emergency transportation services we provide:

•	The U.S. population is aging. People over the age of 65 years generally require more frequent hospital and ambulance services. The need for ambulance services is increasing with the aging of the Baby Boomer population; about 62 million Americans will be age 65 or older in 2025 compared to 35 million today. Such increase in demand affects all of our operations and is more pronounced in operations such as Arizona and Florida that serve higher concentrations of the elderly population.

•	Size, growth and geographic distribution of the population also impact the medical transportation industry. Local population increases and urban sprawl create added demand for medical transportation services and a steady, corresponding growth rate. Moreover, there is an increased incidence in the level of health and accident risks associated with a growing population. In most cases, we believe that the current assets and resources of our existing operations can service the demand created by this growth, without need for significant additional capital expenditures.

•	The increased availability of emergency service, the impact of educational programs on its use, and the frequency by which some members of the population utilize hospital emergency rooms for medical care also have increased the number of ambulance transports.

•	Increased patient travel between specialized treatment health care facilities has increased the demand for non-emergency medical transportation services.

•	The greater use of outpatient care facilities and home care in response to health care cost containment efforts also has increased medical transport usage.

•	The continuing demand for highly responsive emergency services, driven by regulatory and market forces, has further necessitated an increase in expenditures to maintain and enhance emergency medical systems. High-quality medical care and response time criteria require ambulance service providers to acquire sophisticated emergency medical, dispatch and related systems and equipment, recruit and retain highly trained personnel, and create advanced emergency management protocols. Average expenditures per transport have increased incrementally as a result of the additional costs to meet these criteria and maintain high-performance systems.

We believe that we are well situated to capitalize on the needs of the industry due to our emphasis on providing an effective, quality-care, service model, as enhanced by cost-efficiencies and centralized support functions from both local and national economies of scale.

Consolidation of the Medical Transportation Industry

During the 1990s, the fragmented nature of the medical transportation industry, combined with limited capital and management systems that typified many smaller providers, offered an opportunity to consolidate the industry with the goal of achieving improved productivity and enhanced levels of service. As a result, we and several other entities began consolidating the ambulance industry through mergers and acquisitions of smaller providers. Thereafter, as the industry became less fragmented and acquisition opportunities diminished, the number of acquisitions slowed. The larger consolidators, such as American Medical Response (AMR) and, to a lesser extent, Rural/Metro, incurred significant debt in order to compete for acquisition targets and subsequently fund integration. Accordingly, we are a highly leveraged company and face certain risk factors related to our debt structure. See Risk Factors — “We have significant indebtedness.” However, we believe that our timely participation in the consolidation of the industry has provided us with a strong domestic platform of core operations with a substantial revenue base and a marketable reputation for quality service, which enables us to capitalize on our position as a leader in the industry and build upon our business in existing service areas.

Competition

The medical transportation service industry continues to be highly competitive. Principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services may choose to provide ambulance services directly in the future. In addition, many of our contracts with governmental entities contain termination provisions for cause or without cause. We are experiencing increased competition from municipal fire departments in providing emergency ambulance service. However, we believe that the non-emergency transport services market currently is unattractive to municipal fire departments. Some of our competitors may have greater capital and other resources than we do and may not be subject to the same level of regulatory oversight as we are.

We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance, and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs, together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities, create barriers for entry into new markets other than through acquisition. We further believe that our status as an emergency ambulance service provider in a service area increases our visibility and stature, and enhances our ability to compete for non-emergency services within such areas. Because smaller ambulance providers typically do not have the infrastructure to provide emergency ambulance services, we believe we can compete favorably with such competitors for non-emergency service contracts in areas where we also provide emergency ambulance services.

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

Like other Medicare and Medicaid providers, we are subject to governmental audits of our Medicare and Medicaid reimbursement claims. We take our compliance responsibilities very seriously. We have a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel, and both the human resources and legal departments, as well as governmental agencies to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100% compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations, and the high volume of daily transports we provide nationwide. Failure to comply may lead to a significant penalty or lower levels of reimbursement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic, internal reviews of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, we have voluntarily self-disclosed billing issues identified at some of our operations. For example, we self-disclosed Medicare overpayments from 1997 and 1998 in our former Scranton, Pennsylvania, operation to the Office of Inspector General. The billing practices that resulted in the Medicare overpayments were instituted by the former owners of that operation. We discovered the inconsistencies after acquiring the operation and promptly instituted new billing practices. We also entered into, and are currently in compliance with, a corporate integrity agreement with the State of Ohio in connection with the State’s review of Medicaid billing procedures and records. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are routinely subject to regulatory reviews and/or inquiries by governmental agencies. We expect these regulatory agencies to continue their practice of performing periodic reviews related to our industry. We fully cooperate with such federal and state agencies to provide requested information and to incorporate any recommended modifications of our existing compliance programs.

Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially impact program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. In June 1997, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services (CMS), issued proposed rules that would revise Medicare policy on the coverage of ambulance services. The proposed rules were the result of a mandate under the Balanced Budget Act of 1997 to establish a national fee schedule for payment of ambulance services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance services that link payments to the type of services furnished, consider appropriate regional and operational differences, and consider adjustments to account for inflation, among other provisions.

Prior to April 1, 2002, when the national Fee Schedule began a five-year phase-in, Medicare used a charge-based reimbursement system for ambulance services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance, if we did not accept the assigned reimbursement, and Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI – 1%) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter. Reimbursement by Medicare accounted for 27%, 25%, and 25% of our domestic net ambulance fee collections for 2003, 2002, and 2001, respectively. We believe the Medicare Ambulance Fee Schedule will have a neutral impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate of increase in the Consumer Price Index (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Governmental Regulations

Our business is also subject to other governmental regulations at the federal, state, local, and foreign levels. At the federal level, we are subject to regulations under the Occupational Safety and Health Administration (OSHA) designed to protect our employees, and regulations under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which protects the privacy of patients’ health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curriculum, and designation of appropriate trauma facilities and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

Each state where we operate regulates various aspects of its ambulance and fire business. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles, and equipment. State or local government regulations or administrative policies regulate rate structures in most states in which we conduct ambulance operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources, and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract as well as establishes the rates for general ambulance services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors —Certain state and local governments regulate rate structures and limit rates of return,” “— Numerous governmental entities regulate our business,” and “— Health care reforms and cost containment may affect our business” contained in Item 7 of this Report.

Our Current Service Areas

We currently provide our services in approximately 400 communities in the following 24 states

Alabama	Kentucky	North Dakota	Texas
Arizona	Louisiana	Ohio	Washington
California	Mississippi	Oregon	Wisconsin
Colorado	Nebraska	Pennsylvania
Florida	New Jersey	South Carolina
Georgia	New Mexico	South Dakota
Indiana	New York	Tennessee

We provide ambulance services in each of these states primarily under the names Rural/Metro Ambulance or Rural/Metro Medical Services, and in New Mexico and certain areas of Arizona under the name Southwest Ambulance, except in Oregon, North Dakota and Wisconsin where we exclusively provide fire protection services. We also operate under other names depending upon local statutes or contractual agreements. We provide fire protection services under the name Rural/Metro Fire Department in 12 states, and also in Oregon under the name Valley Fire Services.

We generally provide our ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. We provide emergency ambulance services primarily pursuant to contracts or as a result of providing fire protection services. In certain service areas, we are the only provider of both emergency ambulance and non-emergency ambulance services. In other service areas, we compete for non-emergency ambulance contracts.

Medical Transportation Services

Emergency Ambulance Services

We generally provide emergency ambulance response and medical transportation services pursuant to contracts with counties, fire districts, and municipalities. These contracts typically appoint us as the exclusive provider of emergency ambulance services in designated service areas and require us to respond to every emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all calls with Advanced Life Support (ALS) ambulance units, unless otherwise specified by contract.

ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (EMT) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of cardiac arrhythmias, and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (BLS) services, which include cardiopulmonary resuscitation (CPR), basic airway management, and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

We also provide non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, long-term care centers, and other health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs and the proximity of available units. We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

We provide ambulance services, critical care transports, and non-medical transportation services pursuant to contracts with non-emergency governmental agencies, health care facilities, or at the request of a patient. Such services may be scheduled in advance or provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per-transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care trained professional nurses, respiratory therapists and/or neo-natal nurse specialists.

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

Disaster Response Teams

Aside from our day-to-day operations, we maintain disaster response teams that are occasionally called upon by the federal government, through the Federal Emergency Management Agency (FEMA), and by state, county and local governments to assist in responding to local or national fire and medical emergencies. For example, at the request of FEMA and the New York State Emergency Management Office, we provided assistance for the efforts in New York City following the September 11, 2001 terrorist attacks on the World Trade Center. In addition, following the September 11, 2001 terrorist attack on the Pentagon, we responded to requests to move patients from area hospitals to outlying facilities thereby clearing hospital beds for more seriously injured patients. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas.

Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state certified in order to transport patients and to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the United States Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to nationwide and area-wide shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other health care providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce.

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

We are members of a number of professional organizations, namely, the American Ambulance Association, National Emergency Number (911) Association, International Association of Fire Chiefs, and National Association of EMS Physicians. In those states where we provide service, we are involved in the state ambulance association, if one exists, and in many instances our involvement includes holding elected positions. In addition, we also are involved in the Commission on Accreditation of Ambulance Services (CAAS), the National Registry of Emergency Medical Technicians, the National Fire Protection Association, and the ASTM International. Also, many of our employees are members of the National Association of EMTs, National Association of EMS Educators and other EMS organizations. We were one of the first ambulance service providers to obtain accreditation for many of our larger ambulance operations from CAAS, a joint program between the American Ambulance Association and the American College of Emergency Physicians. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe municipalities and managed care providers may consider accreditation as one of the criteria in awarding contracts in the future.

Urgent Home Medical Care

Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily in Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management. The following describes the type of revenue that is included in the accompanying Consolidated Financial Statements related to our operations in Latin America prior to September 27, 2002.

In Argentina, individual and business customers paid monthly for urgent home medical care and ambulance services. Our personnel conducted telephone triage and prioritized the dispatch of services to subscribers. Mobile services included the dispatch of physicians to the patient in an ambulance for serious, life-threatening situations, or more frequently, in the physician’s car, thus covering a wider scope of services than the traditional U.S. ambulance service model. Doctors and nurses also performed urgent and primary care services for our business customers.

Fire Protection Services

Fire protection services consist primarily of fire prevention, fire suppression, and first responder medical care. We provide various levels of fire protection services, ranging from fire stations that are fully staffed 24 hours per day to reserve stations. We generally provide our services to municipalities and other governmental bodies pursuant to master contracts funded through the tax base and to residences, commercial establishments, airports and industrial complexes pursuant to subscription fee and other fee-for-service arrangements. Federal and state governments contract with us from time to time to suppress wild fires on government lands.

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

All full-time and reserve firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association (NFPA), and must qualify for state certification before being eligible for full-time employment by us. Because approximately 70% to 80% of our fire response activity consists of emergency medical response, all of our full-time firefighters are trained EMTs or paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

Each year we respond to an increasing number of specialty rescues. For this reason, in certain of our fire operations we operate a Special Operations Rescue Team (SORT) comprised of firefighters who have advanced training in hazardous materials, water rescue, high and low angle and rope rescue, and confined space rescue.

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

We believe that our long-standing public/private relationship with the City of Scottsdale provides an example of an effective, cost-efficient fire protection program. The Scottsdale program emphasizes our philosophy of fire prevention. With our cooperation and assistance, the City of Scottsdale has designed comprehensive fire prevention measures, including fire codes, inspections, and sprinkler and smoke detector ordinances. We believe that as a result of strict fire codes, the enactment of a sprinkler ordinance, and the effectiveness of the services we provide, Scottsdale’s per capita cost for fire protection is lower than for other cities of similar size.

Wild Land Fire Protection Services

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

Industrial Fire Protection Services

We provide fire protection services and, on a limited basis, unarmed security services to large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. We have contracts ranging up to three years in duration and expiring at various dates up to October 31, 2005 to provide firefighting and hazardous materials response services at locations in several states. We intend to pursue similar contracts in the future.

Aircraft, Rescue And Fire Fighting Services (ARFF)

We also provide aircraft rescue and firefighting services at a variety of airports throughout the United States, including the FedEx Express airport hub in Memphis, Tennessee, and the international airport in Port Columbus, Ohio. In addition to aircraft rescue and fire fighting services, we also provide structural firefighting and emergency medical response for airport terminals. Our ARFF firefighters, many of whom have extensive military and civilian ARFF experience, have completed comprehensive professional training programs. Our personnel are cross-trained as EMTs or paramedics, as well as in hazardous materials response. Our capabilities include value-added services such as first responder medical service in support of local fire departments for in-terminal medical emergencies, safety training for fuel handlers and other airport personnel, fire prevention activities, and testing and maintenance of fire suppression equipment.

Contracts

We enter into contracts with counties, municipalities, fire districts, and other governmental entities to provide emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for emergency ambulance services depends largely on patient mix; the nature of services rendered; the local political climate; and the amount of subsidy, if any, that will be considered by a governmental entity to cover costs of uncompensated care. Our four largest ambulance contracts accounted for approximately 17%, 16% and 15% of net revenue during fiscal years 2003 and 2002 and 2001.

We provide fire protection services pursuant to master contracts or on a subscription basis. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 47% of our fire protection service revenue from subscriptions in fiscal years 2003 and 2002 and 45% in fiscal year 2001. Fire subscription rates are not currently regulated by any governmental agency in our service areas.

Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. At any given time, we estimate that we have approximately 125 agreements with counties, fire districts, and municipalities for ambulance services and for fire protection services. The following table sets forth certain information regarding our six largest contracts, based on revenue, during fiscal 2003 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

	Term In Years	Expiration Date	Type of Service (1)
Ambulance
Orange County, Florida (2)	4	October 2006	Emergency/General
Rochester, New York (3)	4	September 2006	Emergency /General
Knox County, Tennessee (4)	5	July 2007	Emergency /General
Fort Worth, Texas (5)	6	August 2004	Emergency /General

Community Fire
Scottsdale, Arizona (6)	3	June 2005	Fire Protection

Public/Private Alliance
San Diego, California (7)	5	June 2005	Emergency /General

(1)	Type of service for ambulance contracts indicates whether emergency or general ambulance services or both are provided within the service area.
(2)	The contract was first entered into in 1962 by a provider that was acquired by us in July 1984.
(3)	The contract was first entered into in 1988 by a provider that was acquired by us in May 1994.
(4)	The contract was first entered into in July 1985.
(5)	The contract was first entered into in August 1999. The contract has six one-year renewal options.
(6)	The contract was first entered into in 1952.
(7)	The contract was first entered into in May 1997 and is effective through June 2005. The contract has a three-year renewal option exercisable by our customer.

In addition to the contracts listed above, we were awarded several other contracts under which we began or continued to provide service during fiscal 2003:

Ohio State University Medical Center – We announced a renewal contract on March 31, 2003 for a new, three-year agreement, with one two-year optional renewal, for a maximum term of five years. We have served OSU since 1997.

Loudon County, Tennessee – We were awarded a new contract to serve the emergency ambulance needs of Loudon County, Tennessee, a 229-square-mile community adjacent to Knox County, Tennessee. The one-year-agreement began January 1, 2003.

City of Chandler, Arizona – Our Southwest Ambulance division was awarded a renewal contract to extend our 15-year relationship with the City of Chandler. The three-year contract, which commenced January 1, 2003, includes a three-year optional extension.

Augusta, Georgia – The Augusta Commission unanimously awarded to us an exclusive five-year contract to continue providing emergency ambulance services, which began January 1, 2003.

Sikorsky Aircraft Corporation, West Palm Beach, Florida – Our industrial fire protection division was awarded a three-year contract to serve the industrial fire protection needs of Sikorsky’s helicopter testing facility in Florida. The contract began November 1, 2002.

McClellen-Palomar Airport, Carlsbad, California – Our aircraft rescue and firefighting division was awarded a five-year contract to serve the aircraft rescue and fire fighting needs of the municipal airport in Carlsbad, California. The contract, which began on October 1, 2002, was won in a competitive bidding process that included the incumbent provider.

Port Columbus International Airport, Columbus, Ohio – Our aircraft rescue and firefighting division was awarded a 17-month extension of its previous five-year contract with the airport for specialty fire and EMS services, which began August 1, 2002 and expires December 31, 2003.

Knox County, Tennessee – The Knox County Commission unanimously awarded to us the exclusive contract to continue providing emergency ambulance services in Knox County (Knoxville) Tennessee. The initial five-year contract includes two, three-year renewal terms, and the contract began August 1, 2002.

City of Rochester, New York – The Rochester City Council unanimously awarded to us an exclusive six-year agreement (four years plus two one-year optional renewal terms) to continue providing emergency ambulance services. The new contract began October 1, 2002.

CITGO Petroleum Corp. – Our specialty fire division was awarded a three-year contract to continue providing fire protection services to CITGO’s Lake Charles, Louisiana, petrochemical refinery. The contract began July 1, 2002

Additionally, we were awarded the following contracts during fiscal year 2003 under which we will begin to provide services or we will continue to provide services under a new contract in fiscal year 2004:

Morristown Municipal Airport, New Jersey – Our aircraft rescue and firefighting division was awarded a three-year contract to continue providing exclusive aircraft rescue and fire fighting services beginning July 1, 2003.

Shelby County (Memphis-area), Tennessee – We were awarded a one-year contract with four one-year renewal terms to continue to provide exclusive ambulance services to Shelby County, Tennessee. The contract began September 1, 2003.

City of Tucson, Arizona – Our Southwest Ambulance division was awarded a one-year contract renewal to continue providing exclusive Basic Life Support ambulance services in conjunction with the Tucson Fire Department which began July 1, 2003. The contract marks the sixth year that Southwest has been providing this service to the citizens of Tucson.

City of Aurora, Colorado – We were awarded an exclusive two-year renewal contract to continue as the emergency ambulance service provider for the City of Aurora. The new agreement was approved June 2, 2003 on a unanimous vote of the Aurora City Council and began July 1, 2003.

Fort Worth, Texas – On a unanimous vote of the Fort Worth Area Metropolitan Ambulance Authority, we were awarded a one-year contract with five one-year renewal terms to continue providing emergency and non-emergency ambulance service in Fort Worth and twelve surrounding communities. The new contract term begins August 1, 2004.

Doña Ana County (Las Cruces area), New Mexico – Our Southwest Ambulance division was awarded an exclusive, four-year contract to provide all emergency and non-emergency medical transportation services within Doña Ana County. The contract began July 1, 2003.

We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the preferred provider of non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We provide a reduced rate to facilities that assume the responsibility for payment of the charges to the persons receiving services. At any given time, we have approximately 1,000 agreements with counties, fire districts, municipalities, airports, hospitals, health care facilities, nursing homes, and other contracting entities for ambulance services or for fire protection services.

During fiscal years 2000 and 2001, in connection with our domestic EMS restructuring initiative, we renegotiated a number of contracts where the rates, services or market conditions were not conducive to operational profitability. Additionally, we exited certain contracts in connection with the closure or downsizing of financially under-performing service areas, the majority of which solely provided non-emergency services and which could not meet our financial performance criteria on a sustained basis. In each situation where we have closed a service area, our operational teams have endeavored to ensure that an orderly transition occurs with no service interruptions. In many areas, we worked closely with the community, local governmental entities and alternative providers until our departure date, which in some cases extended for a number of months so that the transition could be properly effectuated. We believe that our actions under these circumstances are consistent with our commitment and reputation as a dependable, high-quality service provider. See “Risk Factors — We depend on certain business relationships” contained in Item 7 of this Report.

Counties, fire districts, and municipalities generally award contracts to provide emergency ambulance services either through requests for competitive proposals or bidding processes. In some instances in which we are the existing provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business. For example, during fiscal year 2002, our alliance with the City of San Diego allowed the partnership to bid for and win multi-year contracts to provide emergency ambulance services throughout San Diego and Northern San Diego County.

We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as an emergency ambulance service provider in a designated service area increases our visibility and enhances our marketing efforts for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria (such as quality of care, customer service, response time, and cost) similar to those in contracts for emergency services.

We market our fire protection services to subscribers in rural and suburban areas, volunteer staffed fire departments, tax-supported fire districts, and large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. Contract and/or subscription fees are collected annually in advance. In the event that we provide service for a non-subscriber, we directly bill the property owner for the cost of services rendered. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner’s association assessment.

Management Information Systems

We utilize sophisticated management information systems, which we believe enhance the productivity of our existing operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, finance, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment.

Our centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources and risk management provide the capability to purchase related products and services on a national basis, identify and respond to national trends, and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all operations. We provide services and allocate costs for these centralized systems pursuant to administrative services agreements with each of our direct and indirect wholly-owned subsidiaries. Accordingly, each subsidiary’s operational management has the ultimate responsibility and decision-making authority for the utilization and direction of these corporate services, so as to best serve the needs of their individual markets.

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

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers (EMD) with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. In our larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns, in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition prior to arrival at the scene. Also, in various operations across the country, we use AVL (auto vehicle locator) technology in the vehicles to enhance our dispatch system.

In the delivery of emergency ambulance services, our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition, and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments that also may be responding to a call.

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

Billings and Collections

As described in Note 2 to our consolidated financial statements, we determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the aggregate amount of provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable to be overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers has been reflected as a reduction of net revenue in the respective periods while the portion relating to uncollectible accounts has been reflected as an increase or decrease in the provision for doubtful accounts in the respective periods. The after-tax effect of the related restatement adjustments increased our accumulated deficit as of June 30, 2000 by $58.0 million.

We currently maintain 12 domestic regional billing and payment processing centers and a centralized private-pay collection system at our headquarters in Scottsdale, Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Substantially all of our revenue is billed and collected through our integrated billing and collection system, except for our operations in Rochester, New York which bills and collects revenue through an independent billing and collections system.

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

	2003	2002	2001
Medicare	27%	25%	25%
Medicaid	14%	12%	10%
Private insurers	49%	51%	49%
Patients	10%	12%	16%

	100%	100%	100%

Our domestic net ambulance fee collections noted above have shifted away from patient payers to Medicare and Medicaid payers. We believe this shift is due, in part, to the following factors:

•	Medicare Ambulance Fee Schedule mandated assignment of Medicare claims. This factor has decreased full charge billings to patients.

•	Increased use of the Internet and other tools to verify patient demographics and insurance eligibility prior to submission of claims. This factor has translated into increased collections from Medicare, Medicaid, and other insurers.

•	Increased utilization of electronic claim submissions. This factor has allowed us to work more closely with insurance companies to resolve claims.

•	Aging of the population in the communities we serve.

Companies in the ambulance service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See “Risk Factors — We depend on reimbursements by third-party payers and individuals” contained in Item 7 of this Report.

We have substantial experience in processing claims to third-party payers and employ a billing staff specifically trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to specifically tailor the submission of claims to Medicare, Medicaid, and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of personnel resources to resolve workload distribution. When billing individuals, we sometimes use an automated dialer that pre-selects and dials accounts based on their status within the billing and collection cycle, which we believe enhances the efficiency of the collection staff. The practices and procedures utilized at our non-integrated billing center in Rochester, New York are generally consistent with those in use at our integrated billing centers.

State licensing requirements as well as contracts with counties, municipalities, and health care facilities typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid, or private insurance. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining a government-paid subsidy to provide for uncompensated care, if any, and permitted rates under contracts with a county or municipality.

Insurance and Surety Bonding

Many of our contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation, and other liability insurance policies that are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and professional claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to certain deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties that would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management and safety programs. One such safety program is our Driver Development Program (DDP). DDP uses the Coaching Emergency Vehicle Operator or CEVO program, which is sponsored by the National Safety Council (NSC) and is nationally recognized as drivers’ training for emergency services vehicle operators. The program consists of training in the classroom as well as field training, and the curriculum includes, among other topics, instruction related to staging, proper inspection of the vehicles and driving in emergency settings. We modified and enhanced CEVO based on our analysis of over ten years of vehicle incidents as well as drivers’ experiences. We began developing the program in December 2002 and began training in July 2003. We have also partnered with NSC to develop policies related to patient lifting and moving. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Counties, municipalities, and fire districts sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually.

Employees

At October 3, 2003, we employed approximately 5,700 full-time and 3,300 part-time employees, including approximately 5,300 involved in ambulance services, 1,000 in fire protection services, 300 in integrated ambulance and fire protection services, 150 in urgent home medical care, 500 in dispatch/communications, 200 in alternative transportation services (ATS), and 1,600 in management, administrative, clerical and billing activities. Of these employees, approximately 2,000 are paramedics and 3,100 are EMTs. We are party to collective bargaining agreements relating to certain of our paramedics and EMTs in Rochester, New York; Buffalo, New York; Corning, New York; Youngstown, Ohio; San Diego, California; Gadsden, Alabama; Knoxville, Tennessee; and Seattle,

Washington. We also have collective bargaining agreements in place for certain of our Maricopa County, Arizona, Integrated Fire employees; and certain of our ambulance services employees in Arizona. We consider our relations with employees to be good.

Strategy

Our strategy is to continue strengthening our existing core businesses and to continue building upon our economies of scale, while providing the most proficient levels of medical transportation and related services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have been primarily focused on (i) sustaining and enhancing positive cash performance, (ii) improving the quality and collection of medical transportation service revenue, (iii) reducing bad debt expense, and (iv) growth through same-service area expansion and targeted new opportunities. Throughout fiscal 2003, we also focused on the continuing implementation of programs designed to maximize and expedite reimbursement for our medical transportation services. Our business strategy for fiscal year 2004 includes continued emphasis on these focal points supplemented by our long-standing commitment to delivering high-quality, efficient and cost-effective services to our patients and customers.

Cash Performance

We focused extensively throughout fiscal 2003 on further enhancing cash performance. Initiatives undertaken related specifically to maximizing and accelerating reimbursement for our services, which drives positive cash-flow trending. New and ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards.

Revenue Quality and Collection

Our objective to improve the quality of our revenue is related directly to cash performance and effective collection efforts. Throughout fiscal year 2003, we have continued to devote significant effort to negotiating enhanced rates on continuing medical transportation contracts. We have also intensified and refined our systems in order to maximize collection percentages and minimize the number of days revenue is outstanding from the time we provide service to the time we are paid.

Reducing Bad Debt Expense

In fiscal 2003, we continued to streamline our overall ambulance billing processes and to improve our related performance. Improvements in fiscal 2003 included programs designed to expedite the timely filing of ambulance claims and to create added controls over the day-to-day flow of aging claims. Additionally, significant attention was placed during fiscal 2003 on improving our return on certain Medicare accounts that become difficult to collect. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

Growth

A key element of our internal growth strategy is to extend our reach in existing service areas. We believe a variety of opportunities are available in proven service areas with good payer mixes to create new growth. This type of growth is primarily targeted to non-emergency medical transportation services among hospitals, health-care centers, nursing homes, rehabilitation centers, and other related health-care entities. Additionally, we achieve same-service-area revenue growth through increases in rates and the addition of subsidies provided in locations where uncompensated care is on the rise. As a result of our efforts in fiscal year 2003, we achieved 5.9% improvement in same-service area growth over fiscal year 2002 levels. We are encouraged by these results and will remain focused on same-service-area opportunities in fiscal year 2004. We also seek to maximize return on our investments in EMS operations by increasing utilization of ambulances through a balanced growth of both emergency and non-emergency medical transportation services.

We also have pursued highly selective new growth opportunities in fiscal year 2003. We evaluate new growth opportunities based on a number of criteria, including geographic proximity to existing regional operations, payer mix, medical transportation demands, competitive profiles, and demographic trends. We believe that by targeting specific locations, we can identify and pursue profitable new growth. For example, our Southwest Ambulance division targeted an opportunity that emerged in the spring of 2003 in Doña Ana County, New Mexico, which includes the City of Las Cruces and its surrounding areas. Southwest Ambulance bid for and was awarded the contract to provide all emergency and non-emergency medical transportation services within Doña Ana County during the third quarter of fiscal 2003, unseating the incumbent provider. On a smaller scale, our Southeast EMS Group secured a new emergency ambulance service contract in Loudon County, Tennessee, which is adjacent to our large base of operations in Knox County. We will continue to evaluate selective opportunities for new growth in the future.

We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers, and fire districts. Based on our successful public/private alliance with the City of San Diego, our ambulance service contract in Aurora, Colorado, and contracts with numerous Arizona municipalities, we believe that contracting may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic public/private alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment, and enhanced levels of service, while saving taxpayer dollars. We will continue to seek such mutually beneficial public/private alliances and municipal contracts in existing and, to a limited extent, new service areas.

ITEM 2. Properties

Facilities and Equipment

We lease our principal executive offices in Scottsdale, Arizona. In those areas where we provide ambulance and fire services, we also lease facilities at which we base and maintain ambulances and fire apparatus. We also own 14 facilities within our service areas. Rental expense totaled $11.5 million, $11.5 million, and $12.1 million in fiscal 2003, 2002 and 2001, respectively. At October 3, 2003, our fleet included approximately 1,350 owned and 225 leased ambulances and alternative transportation vehicles, 120 owned and 30 leased fire vehicles, and 250 owned and 20 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq SmallCap Market pursuant to a conditional listing under the symbol RUREC. If we meet the requirements associated with our conditional listing upon filing of this Report on Form 10-K and meet the requirements for continued listing, then we will resume trading on the Nasdaq SmallCap Market under the symbol RURL. See “Risk Factors — We may be delisted from the Nasdaq SmallCap Market.”

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2002
First quarter	$0.97	$0.57
Second quarter	$0.74	$0.35
Third quarter	$1.13	$0.37
Fourth quarter	$4.75	$0.80

Year Ended June 30, 2003
First quarter	$3.85	$1.65
Second quarter	$3.40	$1.86
Third quarter	$2.33	$0.72
Fourth quarter	$1.50	$0.80

On October 3, 2003, the closing sale price of our common stock was $1.40 per share. On October 3, 2003, there were approximately 1,015 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently plan to retain earnings, if any, for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our Senior Notes, 2003 Amended Credit Facility, and Series B and Series C redeemable preferred stock contain restrictions on our ability to pay cash dividends, and future borrowings may contain similar restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this Report.

ITEM 6. Selected Financial Data

The following selected financial data for fiscal years 2003, 2002 and 2001 has been derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes appearing elsewhere in this Report. The selected financial data set forth for fiscal years 1999 and 2000 has been derived from our unaudited consolidated financial statements.

	Years Ended June 30,
	2003	2002	2001	2000	1999
		As Restated (1)
	(in thousands, except per share data)
Statement of Operations Data
Net revenue	$520,477	$488,980	$479,414	$509,057	$497,705

Operating expenses
Payroll and employee benefits	284,021	269,123	271,976	293,161	264,409
Provision for doubtful accounts	85,046	77,725	86,876	103,311	101,482
Depreciation and amortization	13,289	16,267	25,741	30,299	30,971
Other operating expenses	113,535	103,280	131,889	118,173	92,592
Asset impairment charges (2)	—	—	48,050	—	—
Contract termination costs and related asset impairment (2)	—	(107)	9,256	—	—
Restructuring charge and other (2)	(1,421)	(718)	9,091	32,864	2,500

Operating income (loss)	26,007	23,410	(103,465)	(68,751)	5,751
Interest expense	(28,012)	(25,462)	(30,624)	(25,938)	(21,054)
Interest income	197	644	642	596	92
Other income (expense), net	146	8	(4,053)	—	—

Loss from continuing operations before income taxes, minority interest, extraordinary loss and cumulative effect of change in accounting principle	(1,662)	(1,400)	(137,500)	(94,093)	(15,211)
Income tax (provision) benefit	(197)	2,520	(1,137)	33,756	(8,225)
Minority interests	(1,507)	(750)	705	1,907	(2,298)

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(3,366)	370	(137,932)	(58,430)	(25,734)
Income (loss) from discontinued operations (2) (3)	12,332	979	(67,358)	(2,066)	4,143

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	8,966	1,349	(205,290)	(60,496)	(21,591)
Extraordinary loss on expropriation of Canadian ambulance service licenses(4)	—	—	—	(1,200)	—
Cumulative effect of change in accounting principle (5)	—	(49,513)	—	(541)	—

Net income (loss)	8,966	(48,164)	(205,290)	(62,237)	(21,591)
Less: Accretion of redeemable preferred stock	(3,604)	—	—	—	—

Net income (loss) attributable to common stock	$5,362	$(48,164)	$(205,290)	$(62,237)	$(21,591)

	Years Ended June 30,
	2003	2002	2001	2000	1999
		As Restated (1)
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations after accretion of redeemable preferred stock but before extraordinary loss and cumulative effect of change in accounting principle	$(0.44)	$0.02	$(9.35)	$(4.00)	$(1.78)
Income (loss) from discontinued operations (3)	0.77	0.07	(4.57)	(0.15)	0.29

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.33	0.09	(13.92)	(4.15)	(1.49)
Extraordinary loss on expropriation of Canadian ambulance service licenses (4)	—	—	—	(0.08)	—
Cumulative effect of change in accounting principle (5)	—	(3.26)	—	(0.04)	—

Net income (loss)	$0.33	$(3.17)	$(13.92)	$(4.27)	$(1.49)

Diluted earnings per share:
Income (loss) from continuing operations after accretion of redeemable preferred stock but before extraordinary loss and cumulative effect of change in accounting principle	$(0.44)	$0.02	$(9.35)	$(4.00)	$(1.78)
Income (loss) from discontinued operations (3)	0.77	0.07	(4.57)	(0.15)	0.29

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.33	0.09	(13.92)	(4.15)	(1.49)
Extraordinary loss on expropriation of Canadian ambulance service licenses (4)	—	—	—	(0.08)	—
Cumulative effect of change in accounting principle (5)	—	(3.14)	—	(0.04)	—

Net income (loss)	$0.33	$(3.05)	$(13.92)	$(4.27)	$(1.49)

Weighted average number of common shares outstanding:
Basic	16,116	15,190	14,744	14,592	14,447

Diluted	16,116	15,773	14,744	14,592	14,447

	Years Ended June 30,
	2003	2002	2001	2000	1999
		As Restated (1)
	(in thousands)
Balance Sheet Data

Total assets	$196,166	$200,708	$264,006	$435,414	$485,847
Current portion of long-term debt (6)	1,329	1,633	294,439	299,104	5,765
Long-term debt, net of current portion (6)	305,310	298,529	1,286	2,850	268,560
Series B redeemable preferred stock	7,793	—	—	—	—
Stockholders’ equity (deficit)	(208,874)	(205,732)	(168,419)	36,257	98,469

Cash Flow Data
Cash flow provided by (used in) operating activities	13,146	9,634	6,710	(8,537)	18,670
Cash flow provided by (used in) investing activities	(7,582)	(5,832)	(3,805)	(13,640)	(36,647)
Cash flow provided by (used in) financing activities	(3,659)	(3,170)	(6,339)	25,996	20,807

(1)	We have restated our consolidated financial statements for the following:

Accounts Receivable: As described in Note 2 to our consolidated financial statements, we determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the aggregate amounts of provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable to be overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

We determined that our consolidated financial statements for years prior to 2003 required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers has been reflected as a reduction of net revenue in the respective periods while the portion relating to uncollectible accounts has been reflected as an adjustment to the provision for doubtful accounts in the respective periods. The after-tax effect of the related restatement adjustments increased our accumulated deficit as of June 30, 1998 by $60.0 million.

Enrollment Fees: We charge an enrollment fee for new subscribers under our fire protection service contracts. We previously recognized these enrollment fees at the time of billing but have subsequently determined that such fees should be deferred and recognized over the estimated customer relationship period of nine years.

We determined that our consolidated financial statements for years prior to 2003 required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased our deferred revenue and accumulated deficit as of June 30, 1998 by $1.3 million. The effect of the restatement adjustments on our operating income (loss) in fiscal 2002, 2001, 2000 and 1999 was immaterial.

San Diego Medical Services Enterprises, LLC: During the fourth quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

A summary of the statement of operations and balance sheet data impacted by the restatement adjustments is provided on the following page. Our historical cash flow data was not impacted by the restatements. See Note 2, Restatement of Consolidated Financial Statements in our consolidated financial statements included elsewhere in this report.

	As Previously Reported	Restatement Adjustments		As Restated	Accounting Change(C)	Less Latin American Operations	As Reported
		A	B
	(in thousands)
Year ended June 30, 2002:
Net revenue	$497,038	$(1,669)	$—	$495,369	$19,005	$(25,394)	$488,980
Provision for doubtful accounts	69,900	871	—	70,771	7,109	(155)	77,725
Operating income	26,806	(2,540)	—	24,266	732	(1,588)	23,410
Net loss	(45,624)	(2,540)	—	(48,164)	—	—	(48,164)
Diluted loss per share	$(2.89)	$(0.16)	$—	$(3.05)	$—	$—	$(3.05)

At June 30, 2002:
Total assets	$237,438	$(39,147)	$—	$198,291	$2,417	$—	$200,708
Accumulated deficit	(313,025)	(39,147)	(1,286)	(353,458)	—	—	(353,458)

Year ended June 30, 2001:
Net revenue	$504,316	$—	$—	$504,316	$18,187	$(43,089)	$479,414
Provision for doubtful accounts	102,470	(21,441)	—	81,029	7,274	(1,427)	86,876
Operating loss	(192,453)	21,441	—	(171,012)	840	66,707	(103,465)
Net loss	(226,731)	21,441	—	(205,290)	—	—	(205,290)
Diluted loss per share	$(15.38)	$1.46	$—	$(13.92)	$—	$—	$(13.92)

At June 30, 2001:
Total assets	$298,534	$(36,607)	$—	$261,927	$2,079	$—	$264,006
Accumulated deficit	(267,401)	(36,607)	(1,286)	(305,294)	—	—	(305,294)

Year ended June 30, 2000:
Net revenue	$570,074	$(22,621)	$—	$547,453	$14,211	$(52,607)	$509,057
Provision for doubtful accounts	160,623	(61,657)	—	98,966	6,942	(2,597)	103,311
Operating loss	(109,320)	39,036	—	(70,284)	922	611	(68,751)
Net loss	(101,273)	39,036	—	(62,237)	—	—	(62,237)
Diluted loss per share	$(6.94)	$2.67	$—	$(4.27)	$—	$—	$(4.27)

At June 30, 2000:
Total assets	$491,217	$(58,048)	$—	$433,169	$2,245	$—	$435,414
Accumulated deficit	(40,670)	(58,048)	(1,286)	(100,004)	—	—	(100,004)

Year ended June 30, 1999:
Net revenue	$561,366	$(23,336)	$—	$538,030	$14,164	$(63,018)	$489,176
Provision for doubtful accounts	81,227	13,719	—	94,946	7,001	(465)	101,482
Operating income	48,171	(37,055)	—	11,116	2,240	(7,595)	5,761
Net income (loss)	15,464	(37,055)	—	(21,591)	—	—	(21,591)
Diluted income (loss) per share	$1.07	$(2.56)	$—	$(1.49)	$—	$—	$(1.49)

At June 30, 1999:
Total assets	$579,907	$(97,084)	$—	$482,823	$3,024	$—	$485,847
Retained earnings (accumulated deficit)	60,603	(97,084)	(1,286)	(37,767)	—	—	(37,767)

Restatement Adjustments:

A—To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B—To defer enrollment fees relating to new fire protection service contracts.

C—Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(2)	During the year ended June 30, 2001, the Company recorded asset impairments, restructuring and other charges totaling $122.1 million, including $46.3 million relating to its Latin American operations which were disposed of in September 2002. See Note 5, Asset Impairments, Restructuring and Other Charges (Credits), in our consolidated financial statements. During the year ended June 30, 2000, the Company recorded restructuring charges totaling $32.9 million relating to its decision to exit certain underperforming service areas.

(3)	Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the Company’s former Latin American operations have been classified as discontinued operations. See Note 4, Disposition of Latin American Operations in our consolidated financial statements.

(4)	During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

(5)	Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142). In connection with the adoption of SFAS 142, the Company discontinued amortizing its goodwill effective July 1, 2001. Additionally, the Company recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002. See Note 7, Goodwill, in our consolidated financial statements.

Effective July 1, 1999, the Company changed its method of accounting for start-up costs, including organization costs. In connection with that change, the Company wrote-off $0.9 million of previously capitalized organization costs ($0.5 million after tax benefits) and classified such charge as the cumulative effect of change in accounting principle in 2000.

(6)	Our current liabilities exceeded our current assets at June 30, 2001 and 2000 as a result of the classification of amounts outstanding under our revolving credit facility and our 7 7/8% Senior Notes due 2008 (Senior Notes) as current liabilities. Such classification resulted from the fact that we were not in compliance with certain of the covenants contained in our revolving credit agreement and because of the related provisions contained in the agreement relating to our Senior Notes. Amounts outstanding under our revolving credit facility and our Senior Notes were classified as long-term liabilities as of June 30, 2003 and 2002 as a result of amendments to our credit facility the most recent of which became effective September 26, 2003. Such amendments waived previous covenant violations and extended the maturity date of the credit facility from March 16, 2003 to December 31, 2006. See Note 12, Long-Term Debt, in our consolidated financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Selected Financial Data and our Consolidated Financial Statements and notes appearing elsewhere in this Report.

Restatement of Consolidated Financial Statements

We have restated our consolidated financial statements for the following:

Accounts Receivable

As described in Note 2 to our consolidated financial statement, we determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the aggregate amount of provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable to be overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers has been reflected as a reduction of net revenue in the respective periods while the portion relating to uncollectible accounts has been reflected as an adjustment to the provision for doubtful accounts in the respective periods. The after-tax effect of the related restatement adjustments increased our accumulated deficit as of June 30, 2000 by $58.0 million.

The restatement adjustments relating to medical transportation accounts receivable outlined above caused us to violate the minimum tangible net worth covenant contained in our 2002 Amended Credit Facility. This situation also resulted in a delay in the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused us to not be in compliance with the financial reporting covenants contained in our 2002 Amended Credit Facility as well as the indenture relating to the Senior Notes. As described in Note 12 to our consolidated financial statements, we negotiated a further amendment to our credit facility effective September 30, 2003. As a result of that amendment, all previous instances of non-compliance were permanently waived. See “Liquidity and Capital Resources”.

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

San Diego Medical Services Enterprise LLC

During the fourth quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC, (SDMSE) the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

Disposal of Latin American Operations

Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the year ended June 30, 2003. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

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

We have identified the following accounting policies as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Medical Transportation and Revenue Recognition —Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. Discounts are estimated based on historical collection data, historical write-off activity and current relationships with payers, within each service area. Estimated discounts are translated into a percentage of gross revenue, which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $160.0 million, $148.2 million and $145.9 million for the years ended June 30, 2003, 2002 and 2001, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue — Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $84.9 million, $77.7 million and $82.1 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Workers’ Compensation Reserves — Beginning May 1, 2002, we purchased corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be adjusted upward or downward at certain intervals based upon a retrospective review of incurred losses. Each of these annual policies covers all workers’ compensation claims made by employees of our domestic subsidiaries. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claims relating to these policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $11.3 million and $15.9 million at June 30, 2003 and 2002, respectively.

General Liability Reserves — We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $13.9 million and $15.4 million at June 30, 2003 and 2002, respectively.

Asset Impairment - We review our property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, by comparing the carrying amount of such assets to the estimated undiscounted future cash flows associated with them. In cases where the estimated undiscounted cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Our goodwill balances are reviewed annually (and interim periods if events or circumstances indicate that the related carrying amount may be impaired). Goodwill impairment is reviewed using a two step process. The first step of the goodwill impairment test used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Results of Operations

The following table sets forth certain items from our consolidated statement of operations expressed as a percentage of net revenue for fiscal years 2003, 2002, and 2001:

	Years Ended June 30,
	2003	2002	2001
		(As Restated*)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Payroll and employee benefits	54.6	55.0	56.7
Provision for doubtful accounts	16.3	15.9	18.1
Depreciation and amortization	2.5	3.3	5.4
Other operating expenses	21.8	21.1	27.5
Asset impairment charges	—	—	10.0
Contract termination costs and related asset impairment charges	—	—	1.9
Restructuring and other	(0.2)	(0.1)	1.9

Operating income (loss)	5.0	4.8	(21.5)
Interest expense	(5.4)	(5.2)	(6.4)
Interest income	0.0	0.1	0.1
Other income (expense), net	0.0	0.0	(0.8)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(0.4)	(0.3)	(28.6)
Income tax (provision) benefit	0.0	0.5	(0.2)
Minority interest	(0.3)	(0,1)	(0.1)

Loss from continuing operations before cumulative effect of change in accounting principle	(0.7)	0.1	(28.7)
Income (loss) from discontinued operations	2.4	0.2	(14.1)

Income (loss) before cumulative effect of change in accounting principle	1.7	0.3	(42.8)
Cumulative effect of a change in accounting principle	—	(10.1)	—

Net income (loss)	1.7%	(9.8)%	(42.8)%

*	- Refer to Note 2 of our consolidated financial statements.

Year Ended June 30, 2003 Compared To Year Ended June 30, 2002

Net Revenue

Net revenue increased approximately $31.5 million, or 6.4%, from $489.0 million for the year ended June 30, 2002 to $520.5 million for the year ended June 30, 2003.

Medical Transportation and Related Services — Medical transportation and related service revenue increased $25.2 million, or 6.0% from $416.9 million for the year ended June 30, 2002 to $442.1 million for the year ended June 30, 2003. This increase is primarily comprised of a $28.0 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $3.3 million increase in revenue related to two new 911 contracts that began during fiscal 2003 offset by an $2.0 million decrease related to the loss of the 911 contract in Arlington, Texas and a $4.2 million decrease related to service areas which were closed in fiscal 2002.

Total transports, including alternative transportation, decreased 45,000 or 3.6% from 1,267,000 (1,122,000 ambulance and 145,000 alternative transportation) for the year ended June 30, 2002 to 1,222,000 (1,122,000 ambulance and 100,000 alternative transportation) for the year ended June 30, 2003. Transports in areas that we served in both fiscal 2003 and 2002 decreased by approximately 34,000 transports. Additionally, there was an increase of 6,000 transports related to two 911 contracts that began during the fiscal 2003 offset by a 4,000 transport decrease related to the loss of the 911 contract in Arlington and a 13,000 transport decrease related to service areas which were closed in fiscal 2002.

Fire and Other — Fire protection services revenue increased by $5.0 million, or 7.9%, from $63.4 million for the year ended June 30, 2002 to $68.4 million for the year ended June 30, 2003. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $2.6 million, rate increases on existing contracts and additional fire contracts of $1.5 million and a $0.7 million increase in wild land fire services revenue. We experienced a particularly active wildfire season in the fiscal year ended June 30, 2003.

Other revenue increased by $1.3 million, or 14.9%, from $8.7 million for the year ended June 30, 2002 to $10.0 million for the year ended June 30, 2003. Other revenue changes relate to changes in revenues from dispatch, fleet, billing, training and home health care services.

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefits expenses increased $14.9 million, or 5.2%, from $269.1 million for the year ended June 30, 2002 to $284.0 million for the year ended June 30, 2003 but remained consistent as a percentage of net revenue between years. The increase is primarily related to increased health insurance costs of $2.5 million primarily due to increased health insurance claims, increased workers compensation expense of $2.4 million related to increased insurance rates and general wage increases. We expect that our labor costs will continue to increase.

Provision for Doubtful Accounts — The provision for doubtful accounts includes provision for ambulance and alternative transportation service revenue as well as non-transport related revenue. The provision for doubtful accounts increased $7.3 million, or 9.4%, from $77.7 million, or 15.9% of net revenue, for the year ended June 30, 2002 to $85.0 million, or 16.3% of net revenue, for the year ended June 30, 2003.

The provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue has remained relatively consistent with the prior year. The provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue was 19.2% for the year ended June 30, 2003 and 18.6% for the year ended June 30, 2002. The increase in the provision for doubtful accounts as a percentage of ambulance and alternative transportation revenue relates to the changes in the mix of the relationship between Medicare, Medicaid and other third-party payer discounts and doubtful accounts.

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2003 and 2002 is as follows (in thousands):

	June 30,
	2003	2002
		(As Restated*)
Balance at beginning of year	$37,966	$60,812
Provision for doubtful accounts – Domestic	85,046	77,725
Provision for doubtful accounts - Latin America	—	155
Write-offs related to doubtful accounts	(74,590)	(106,726)

Balance at end of year	$48,422	$37,966

*	Refer to Note 2, of our consolidated financial statements.

Depreciation and Amortization — Depreciation and amortization decreased $3.0 million, or 18.4%, from $16.3 million for the year ended June 30, 2002 to $13.3 million for the year ended June 30, 2003, primarily due to assets becoming fully depreciated. Depreciation and amortization decreased from 3.3% of net revenue for the year ended June 30, 2002 to approximately 2.5% of total revenue for the year ended June 30, 2003.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased $10.2 million, or 9.9%, from $103.3 million for the year ended June 30, 2002 to $113.5 million for the year ended June 30, 2003. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $6.1 million due to increased premium rates, professional fees of $1.6 million related to the amendment of our credit facility on September 30, 2002 and general increases in other operating expense categories. Other operating expenses increased from 21.1% of total revenue for the year ended June 30, 2002 to 21.8% of total revenue for the year ended June 30, 2003.

Restructuring and Other — Fiscal 2003 includes the reversal of restructuring charges of $1.4 million originally recorded in fiscal 2001. The restructuring charge recorded in fiscal 2001 included $1.5 million for severance, lease termination and other costs relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, we reversed $0.2 million of previously accrued lease termination costs relating to the extension period, which was reflected as a credit to restructuring and other in the consolidated statement of operations for fiscal 2002. The operating environment in this service area improved, and in November 2002 we were awarded a new multi-year contract. As a result, the remaining reserve of $1.3 million was released to income during fiscal 2003. In addition to this reversal, several other individually insignificant adjustments were made to prior restructuring charges in fiscal 2003.

A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	Severance Costs	Lease Termination Costs	Other Exit Costs	Total
Balance at June 30, 2001	$1,834	$3,234	$1,101	$6,169
Fiscal 2002 usage	(1,025)	(1,172)	(951)	(3,148)
Adjustments	(52)	(548)	(118)	(718)

Balance at June 30, 2002	757	1,514	32	2,303
Fiscal 2003 usage	(29)	(207)	(71)	(307)
Adjustments	(718)	(732)	39	(1,421)

Balance at June 30, 2003	$—	$575	$—	$575

The restructuring reserve as of June 30, 2003 relates to lease termination costs for which payments will be made through December 2006.

Interest Expense — Interest expense increased by approximately $2.5 million, or 9.8%, from $25.5 million for the year ended June 30, 2002 to $28.0 million for the year ended June 30, 2003. This increase was primarily due to increased interest rates resulting from the renegotiation of our credit facility in September 2002. Amortization of deferred financing costs totaled $2.0 million for the year ended June 30, 2003 compared to $0.7 million for the year ended June 30, 2002. See further discussion of the 2002 Amended Credit Facility in “Liquidity and Capital Resources.”

Interest Income — Interest income decreased $0.4 million or 66.7% from $0.6 million for the year end June 30, 2002 to $0.2 million for the year ended June 30, 2003. The year ended June 30, 2002 included $0.5 million of income received in conjunction with an income tax refund.

Income Taxes — We recorded an income tax provision of $0.2 million in 2003 compared to an income tax benefit of $2.5 million in 2002. The income tax benefit in 2002 resulted from federal income tax refunds of $0.6 million resulting from legislation that allowed us to carry back a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition had been deferred until receipt. We did not recognize the future income tax benefits attributable to our domestic net operating losses in either 2003 or 2002 as it is more likely than not that the related benefits will not be realized.

Income (Loss) From Discontinued Operations — Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the year ended June 30, 2003. Medical transportation and related service revenue related to our Latin American operations totaled $2.1 million and $23.9 million for the years ended June 30, 2003 and 2002, respectively. Fire and Other revenue related to our Latin American operations totaled $0.3 million and $1.5 million for the years ended June 30, 2003, and 2002 respectively. Our Latin American operations generated a net loss of $156,000 through September 27, 2002 and net income of $1.0 million for the year ended June 30, 2002.

Cumulative Effect of Change in Accounting Principle — We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts and determined that a transitional goodwill impairment charge of $49.5 million, both before and after tax, was required. The impairment charge primarily related to our domestic medical transportation and related services segment. See Note 7 of our consolidated financial statements for further discussion of the effect of the adoption of this accounting principle.

Year Ended June 30, 2002 Compared To Year Ended June 30, 2001

Net Revenue

Net revenue increased $9.6 million, or 2.0%, from $479.4 million for the year ended June 30, 2001 to $489.0 million for the year ended June 30, 2002.

Medical Transportation and Related Services — Medical transportation and related service revenue increased $8.7 million, or 2.1%, from $408.2 million for the year ended June 30, 2001 to $416.9 million for the year ended June 30, 2002. This increase is comprised of a $23.5 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $2.6 million increase in revenue related to a 911 contract that began during the second quarter of fiscal 2001 offset by an $8.5 million decrease related to the loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska and a $9.6 million decrease related to the closure of service areas in fiscal 2000 and fiscal 2001.

Total domestic transports, including alternative transportation, decreased 66,000, or 5.0%, from 1,333,000 (1,172,000 ambulance and 161,000 alternative transportation) for the year ended June 30, 2001 to 1,267,000 (1,222,000 ambulance and 145,000 alternative transportation) for the year ended June 30, 2002. The loss of 911 contracts in Arlington, Texas and Lincoln, Nebraska accounted for a decrease of approximately 19,000 transports. The closure of service areas in fiscal 2000 and 2001 accounted for a decrease of approximately 32,000 transports. Transports in areas that we served in both the year ended June 30, 2002 and 2001 decreased by approximately 18,000 transports. These decreases were offset by an increase of approximately 3,000 transports related to a 911 contract that began during the second quarter of fiscal 2001.

Fire and Other — Fire protection services revenue increased by $3.0 million, or 5.0%, from $60.4 million for the year ended June 30, 2001 to $63.4 million for the year ended June 30, 2002. Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $2.1 million, increased contracting activity by our specialty fire protection group of $766,000 and a $620,000 increase in wild land fire services revenue. We experienced a particularly active wildfire season in the latter part of fiscal 2002.

Other Revenue — Other revenue decreased by $2.1 million, or 19.4%, from $10.8 million for the year ended June 30, 2001 to $8.7 million for the year ended June 30, 2002. The decrease in other revenue results from changes in the composition of revenues from dispatch, fleet, billing, training and home health care services between years.

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefits expenses decreased $2.9 million, or 1.1%, from $272.0 million for the year ended June 30, 2001 to $269.1 million for the year ended June 30, 2002. Payroll and employee benefits decreased from 56.7% of net revenue for the year ended June 30, 2001 to 55.0% of net revenue for the year ended June 30, 2002. This decrease is primarily attributable to the net impact of payroll and benefit increases resulting from contract renegotiations, service area expansions and wage rate increases ($19.5 million) offset by the impact of prior-year service area closures ($8.3 million), and the absence in 2002 of prior-year increases in health insurance reserves ($5.4 million) and accrued paid-time-off ($3.0 million).

Provision for Doubtful Accounts — The provision for doubtful accounts includes provision for ambulance and alternative transportation service revenue as well as non-transport related revenue. The provision for doubtful accounts decreased $9.2 million, or 10.6%, from $86.9 million, or 18.1% of net revenue, for the year ended June 30, 2001 to $77.7 million, or 15.9% of net revenue, for the year ended June 30, 2002. The provision for the year ended June 30, 2001 included an additional $4.8 million provision related to management’s decision to reserve all outstanding non-transport receivables in excess of 90 days.

The provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue was 18.6% for the year ended June 30, 2002 and 20.1% for the year ended June 30, 2001. The decrease is reflective of the closure of underperforming operations and increases in collection rates in the remaining service areas. During fiscal 2002, we continued to focus on improving the quality of our revenue by reducing the amount of un-reimbursed non-emergency ambulance and alternative transportation transports in selected service areas as well as on previously implemented initiatives to maximize the collection of our accounts receivable.

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2002 and 2001 is as follows (in thousands):

	June 30,
	2002	2001
	(As Restated*)
Balance at beginning of year	$60,812	$88,120
Provision for doubtful accounts - Domestic	77,725	86,876
Provision for doubtful accounts - Latin America	155	1,427
Write-offs related to doubtful accounts	(100,726)	(115,611)

Balance at end of year	$37,966	$60,812

*	Refer to Note 2, of our consolidated financial statements.

Depreciation and Amortization — Depreciation and amortization decreased $9.4 million, or 36.6%, from $25.7 million for the year ended June 30, 2001 to $16.3 million for the year ended June 30, 2002. We discontinued amortizing goodwill in accordance with our adoption of SFAS No. 142, effective July 1, 2001. As a result, amortization of intangibles decreased $4.6 million to $1.1 million for the year ended June 30, 2002. Approximately, $1.0 million of the amortization recorded in the year ended June 30, 2002 relates to an adjustment in the estimated lives of certain other intangible assets acquired in previous business combinations. Amortization is expected to decline as these assets reach the end of their estimated lives. See related discussion of the effect of the adoption of SFAS No. 142 below. In addition, there was a decrease in depreciation expense of $4.8 million primarily due to asset write-offs during the fourth quarter of fiscal 2001, the disposal of certain assets related to closed operations and a decrease in capital expenditures. Depreciation and amortization decreased from 5.4% of net revenue for the year ended June 30, 2001 to 3.3% of net revenue for the year ended June 30, 2002.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses decreased $28.6 million, or 21.7%, from $131.9 million for the year ended June 30, 2001 to $103.3 million for the year ended June 30, 2002. Approximately $13.8 million of the decrease relates to charges taken in the fourth quarter of fiscal 2001, including $8.4 million of inventory adjustments as described below, $1.3 million related to a Medicare audit settlement, $1.0 million related to the write-off of amounts owed to us by a former owner and $3.1 million for several adjustments to certain estimates for prepaid expenses, accrued liabilities and other items that were resolved in the fourth quarter of fiscal 2001. Additionally, the year ended June 30, 2001 included a charge of $15.0 million recorded for additional general liability reserves related to increases in reserves for reported claims as well as to establish reserves for claims incurred but not reported as described below. Closure of service areas in fiscal 2000 and 2001, as well as the loss of the 911 contracts in Arlington, Texas and Lincoln, Nebraska, account for $3.1 million of the decrease. Other operating expenses decreased from 27.5% of net revenue for the year ended June 30, 2001 to 21.1% for fiscal 2002.

Effective January 1, 2001, we refined our methodology for determining reserves related to general liability claims. The changing environment with respect to the rising cost of claims as well as the cost of litigation prompted a comprehensive review by management of detailed information from external advisors, historical settlement information and analysis of open claims. The new method more closely approximates the potential outcome of each open claim as well as costs related to the administration of these claims. Additionally, reserves were established for unreported claims based on historical occurrences of claims filed subsequent to the end of the policy year. For financial reporting purposes, this change was treated as a change in accounting estimate.

Medical, fleet, and fire supplies are maintained in a central warehouse, numerous regional warehouses, and multiple stations, lockers, and vehicles. A physical inventory of all locations at June 30, 2001 revealed a shortage from recorded levels. Shrinkage, obsolescence, and supplies lost due to closures accounted for most of the shortage. To reduce the recorded inventory to the actual physical count, an adjustment of approximately $8.4 million was recorded as a component of other operating expenses in fiscal 2001.

Asset Impairment Charges — In connection with the budgeting process for the fiscal year ended June 30, 2002, which was completed in the fourth quarter of fiscal 2001, we analyzed each cost center within our various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operating cash flows. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. We performed this analysis as a result of our expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to our ambulance operations. This analysis considered the results of operations over the past year as well as the Centers for Medicare and Medicaid Services’ (CMS) failure to implement the ambulance fee schedule as of January 1, 2001. The analysis with respect to our Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

In order to assess recoverability, we estimated the related net future cash flows for each cost center and then compared the resulting undiscounted amounts to the carrying value of each cost center’s long-lived assets (e.g., property and equipment and goodwill). It should be noted that property and equipment balances are specifically identified with each cost center. Additionally, goodwill is specifically identified with each cost center at the time of acquisition and, therefore, related allocations were not necessary for purposes of performing the impairment analysis.

For those cost centers where estimated future net cash flows on an undiscounted basis were less than the related carrying amounts of the long-lived assets, an asset impairment was considered to exist. We measured the amount of the asset impairment for each such cost center by discounting the estimated future net cash flows using a discount rate of 18.5% and comparing the resulting amount to the carrying value of its long-lived assets. Based upon this analysis, we determined that asset impairment charges approximating $94.4 million were required for cost centers within our domestic and Argentine ambulance operations. The asset impairments were charged directly against the related asset balances. A summary of the related charge is as follows:

	Goodwill	Property, Equipment and Other	Total
	(in thousands)
Domestic ambulance operations	$41,631	$6,419	$48,050
Argentine ambulance operations	44,327	1,976	46,303

Total	$85,958	$8,395	$94,353

As a result of the sale of our Latin American operations in September 2002, the asset impairment charge related to our Argentine ambulance operations is included in the loss from discontinued operations for the year ended June 30, 2001. Effective July 1, 2001 we changed our method of accounting for goodwill including the manner in which goodwill impairments are assessed. See discussion of Cumulative Effect of Change in Accounting Principle.

Contract Termination Costs and Related Asset Impairment — In November 2000, we learned that our exclusive 911 contract in Lincoln, Nebraska would not be renewed effective December 31, 2000 and in connection therewith, we recorded a contract termination charge of $5.2 million. This charge included asset impairments for related goodwill and equipment totaling $4.3 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal 1995), $0.8 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease terminations and other exit costs. The Lincoln contract generated net revenue of $4.7 million, operating income of $0.4 million and cash flow of $0.5 million in fiscal 2000, its last full year of operations.

In May 2001, we learned that our exclusive 911 contract in Arlington, Texas would not be renewed effective September 30, 2001 and in connection therewith, we recorded a contract termination charge of $4.1 million. This charge included asset impairments for related goodwill and equipment of $3.9 million (the exclusive 911 contract was acquired in a purchase business combination in fiscal 1997), $0.1 million to cover severance costs associated with terminated employees, and $0.1 million to cover lease termination and other exit costs. The Arlington contract generated revenue of $8.3 million, operating income of $0.1 million and cash flow of $0.5 million in fiscal 2001, its last full year of operations.

Restructuring and Other — During the fourth quarter of the fiscal year ended June 30, 2001, we decided to close or downsize nine service areas and in connection therewith, recorded restructuring and other charges totaling $9.1 million. These charges included $1.5 million to cover severance costs associated with the termination of approximately 250 employees, lease termination costs of $2.4 million, asset impairment charges for goodwill of $4.1 million and other exit costs of $1.1 million, respectively, related to the impacted service areas. The service areas selected for closure or downsizing generated net revenue of $17.7 million, operating losses of $4.0 million and negative cash flow of $3.2 million for the fiscal year ended June 30, 2001.

The previously mentioned charge included accrued severance, lease termination and other costs totaling $1.5 million relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, we reversed $0.2 million of previously accrued lease termination costs relating to the extension period to income in fiscal 2002. In addition to this reversal, several other individually insignificant adjustments were made to the restructuring charges of prior years.

A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheets, is as follows (in thousands):

	Severance Costs	Lease Termination Costs	Write-Off of Intangible Assets	Other Exit Costs	Total
Balance at June 30, 2000	$3,529	$3,247	$—	$1,356	$8,132
Fiscal 2001 charge	1,475	2,371	4,092	1,153	9,091
Fiscal 2001 usage	(4,531)	(1,071)	(4,092)	(1,360)	(11,054)
Adjustments	1,361	(1,313)	—	(48)	—

Balance at June 30, 2001	1,834	3,234	—	1,101	6,169
Fiscal 2002 usage	(1,025)	(1,172)	—	(951)	(3,148)
Adjustments	(52)	(548)	—	(118)	(718)

Balance at June 30, 2002	$757	$1,514	$—	$32	$2,303

Interest Expense — Interest expense decreased by $5.1 million, or 16.7%, from $30.6 million for the year ended June 30, 2001 to $25.5 million for the year ended June 30, 2002. This decrease was primarily caused by lower rates on the revolving credit facility as well as lower average debt balances.

Other Income (Expense), Net — Other income (expense), net increased $4.0 million from the year ended June 30, 2001 to the year ended June 30, 2002. Other expense in fiscal 2001 included a $4.0 million charge relating to the purchase of the minority interest of a joint venture partner in one of our ambulance operations. A description of this transaction is included in Note 8 to our consolidated financial statements.

Income Taxes — We recognized an income tax benefit of $2.5 million in 2002 compared with an income tax provision of $1.1 million in 2001. The income tax benefit in 2002 resulted from federal income tax refunds of $0.6 million resulting from recently enacted legislation that allowed us to carry back a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt. We did not recognize the future income tax benefits attributable to our domestic net operating losses in 2002 and 2001 as it is more likely than not that the related benefits will not be realized.

Income (Loss) From Discontinued Operations — Due to deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. Medical transportation and related service revenue related to our Latin American operations totaled $23.9 million and $41.9 million for the years ended June 30, 2002 and 2001, respectively. Fire and other revenue related to our Latin American operations totaled $1.5 million and $1.2 million for the years ended June 30, 2002 and 2001, respectively. Our Latin American operations generated net income of $1.0 million for the year ended June 30, 2002 and a net loss of $67.4 million for the year ended June 30, 2001. The net loss in 2001 included $46.3 million of asset impairment charges and $8.5 million of other operating expenses related to asset write-offs and reserve adjustments as a result of account reconciliations of our various Argentine subsidiaries. Additionally, we sold our Argentine clinic operations in fiscal 2001 in exchange for a $3.0 million in non-interest bearing note receivable. The note, which required monthly principal payments of $25,000 through April 2011, was included in the disposition of our Latin American operations effective September 27, 2002. The sale resulted in a loss on disposal of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million, and negative cash flow of $0.9 million during fiscal 2001.

Cumulative Effect of Change in Accounting Principle — We adopted new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts and determined that a transitional goodwill impairment charge of $49.5 million both before and after taxes, was required. The impairment charge primarily related to our medical transportation and related services segment. See Note 7 of our consolidated financial statements for further discussion of the effect of the adoption of this accounting principle.

Liquidity and Capital Resources

During fiscal 2003, we reported net income of $9.0 million compared with net losses of $48.2 million in fiscal 2002 and $205.3 million in 2001. Net income for the year ended June 30, 2003 included a $12.5 million gain on the disposal of our Latin American operations. The net loss in fiscal 2002 included a charge of $49.5 million relating to our adoption of SFAS 142 effective July 1, 2002. The net loss in fiscal 2001 included asset impairment, restructuring and other similar charges totaling $122.0 million. Cash provided by operating activities totaled $13.1 million in fiscal 2003, $9.6 million in 2002 and $6.7 million in fiscal 2001.

At June 30, 2003, we had cash of $12.6 million, total debt of $306.6 million and a stockholders’ deficit of $208.9 million. Our total debt at June 30, 2003 included $149.9 million of our 7 7/8% Senior Notes due 2008, $152.4 million outstanding under our 2002 Amended Credit Facility due December 31, 2004, $3.7 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 12 to our consolidated financial statements, we were not in compliance with certain of the covenants contained in our credit facility at June 30, 2002. On September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable preferred stock.

As also discussed in Note 12 to our consolidated financial statements, we violated certain financial and reporting covenants as a result of the restatement of our financial statements. On September 26, 2003, we entered into the 2003 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of our Series C redeemable preferred stock.

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

During the year ended June 30, 2003, cash flow provided by operating activities was $13.1 million and resulted primarily from net income of $9.0 million, the provision for doubtful accounts of $85.0 million and non-cash depreciation and amortization expense of $13.3 million offset by an increase in accounts receivable of $81.6 million, and a non-cash gain on the disposition of our Latin American operations of $13.7 million. Cash flow provided by operating activities was $9.6 million for the year ended June 30, 2002.

Cash used in investing activities was $7.6 million for the year ended June 30, 2003 due primarily to capital expenditures of $9.4 million offset by proceeds from the sale of property and equipment of $1.8 million. Cash used in investing activities was $5.8 million for the year ended June 30, 2002, due to capital expenditures of $6.9 million offset by proceeds from the sale of property and equipment of $1.0 million.

Cash used in financing activities was $3.7 million for the year ended June 30, 2003, primarily due to repayments of debt and capital lease obligations and cash paid for debt issuance costs. Cash used in financing activities was $3.2 million for the year ended June 30, 2002.

Accounts receivable, net of the allowance for doubtful accounts, was $60.4 million and $64.5 million as of June 30, 2003 and 2002, respectively with the decrease in net accounts receivable is primarily due to improved billing and collections processes.

The allowance for doubtful accounts increased from approximately $38.0 million at June 30, 2002 to approximately $48.4 million at June 30, 2003. The primary reason for this increase is the current period provision for doubtful accounts offset by the write-off of uncollectible receivables. The increase is also reflective of the mix of receivables outstanding at the end of the period. We have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

We had working capital of $2.6 million at June 30, 2003, including cash of $12.6 million compared to a working capital deficiency of $10.7 million, including cash of $10.7 million at June 30, 2002. The improvement in working capital is primarily due to the $16.0 million decrease in accrued liabilities which is related to a decrease in accrued interest due to the conversion of accrued interest to amounts outstanding under our credit facility as a result of the September 30, 2002 amendment described below as well as assumption of $6.0 million of liabilities by the buyer of our Latin American operations.

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

Effective September 30, 2002, we entered into an amended credit facility with our lenders pursuant to which, among other things, prior identified covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million (the “2002 Amended Credit Facility”). Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time. In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of our Series B redeemable preferred stock. The Series B shares are convertible into common shares equivalent to 10% of the common shares outstanding at the date of the amendment on a fully diluted basis, as defined in the related agreement. Conversion of the Series B shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares.

The 2002 Amended Credit Facility was not considered to represent a significant modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $3.6 million at June 30, 2003.

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

At June 30, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.4%. At June 30, 2003, there was $152.4 million outstanding on the credit facility as well as $3.5 million in letters of credit issued under the credit facility.

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

As noted above, we have amended our credit facility effective September 30, 2003 through December 31, 2006. If we fail to remain in compliance with financial and other covenants set forth in the agreement, we will be in default under our revolving credit facility or the agreement for the Senior Notes or both. A default under the Senior Notes or our revolving credit facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We retain certain levels of exposure with respect to our general liability and workers compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, within our level of retention based on currently available information as well as our historical claims experience. See “Risk Factors – Our reserves may prove inadequate.”

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

General Liability: We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $13.9 million, $15.4 million, and $19.7 million at June 30, 2003, 2002 and 2001, respectively. See “Risk Factors – Our reserves may prove inadequate.”

A summary of activity in our general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows:

	June 30,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$15,433	$19,715	$3,171
Provision charged to other operating expense	4,506	2,442	22,326
Claim payments charged Against the reserve	(6,004)	(6,724)	(5,782)

Balance at end of year	$13,935	$15,433	$19,715

We performed a comprehensive review of information related to our historical settlement information and open claims during the third quarter of fiscal 2001. As a result of this review, we recorded a charge of $15.0 million for increases in our reserves for reported claims as well as to establish reserves for claims incurred but not reported.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $2.9 million at June 30, 2003 of which $1.8 million is included in prepaid expenses and other and $1.1 million is included in insurance deposits. Cash deposits totaled $1.9 million at June 30, 2002 which is included in insurance deposits.

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

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). Legion’s liquidation could put our general liability insurance coverage for the previously mentioned policy years at risk; however, based upon information currently available, we believe that proceeds from Legion’s reinsurer will be directly available to pay claims in excess of our retention limits, notwithstanding the liquidation process. If the Court deems our reinsurance to be a general asset of Legion or if the reinsurer otherwise refuses to pay claims directly, then reinsurance proceeds to fund covered general liability losses in excess of our retention limits may be substantially reduced, delayed or unrecoverable. In such an event, we may be required to fund general liability losses applicable to these policy years in excess of our retention limits, to the extent that such losses are not covered by the applicable state guaranty funds. Our inability to timely obtain reinsurance or state guaranty fund coverage for general liability claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

Workers Compensation: We have historically maintained insurance policies for workers compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers compensation insurance. These policies are typically renewed annually. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $11.3 million, $15.9 million and $14.9 million at June 30, 2003, 2002 and 2001, respectively. See “Risk Factors – Our reserves may prove inadequate.”

A summary of activity in our workers’ compensation claim reserves, which are also included in accrued liabilities in the consolidated balance sheet, is as follows:

	June 30,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$15,924	$14,944	$11,315
Provision charged to payroll and employee benefits	—	7,318	11,832
Claim payments charged against the claim reserve	(4,669)	(6,338)	(8,203)

Balance at end of year	$11,255	$15,924	$14,944

Effective May 1, 2002, we began fully insuring our workers compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits. As a result of this change in coverage, we no longer establish reserves for claims incurred subsequent to May 1, 2002.

In connection with our restructuring activities, an increase in the volume of workers’ compensation claims was noted. Provisions charged to expense during fiscal 2002 included $2.0 million recorded in the fourth quarter to increase our claim reserves based on a review of claims experience. Provisions charged to expense during fiscal 2001 included $5.0 million in the third quarter for increases in reserves for unreported claims based on updated information received from our TPA.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers compensation program totaled $6.8 million at June 30, 2003 which is included in insurance deposits. Cash deposits totaled $9.2 million at June 30, 2002 of which $2.9 million is included in prepaid expenses and other and $6.3 million is included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies as was customary at the time. As of June 30, 2003, we had $3.0 million of cash on deposit with Reliance which is included in insurance deposits. We also have provided Reliance with letters of credit and surety bonds totaling $6.4 million.

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

During fiscal 2002, we purchased certain portions of our workers compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of June 30, 2003, we had net deposits with respect to this coverage totaling $3.3 million which are included in insurance deposits.

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

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default. With respect to such surety bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

We provide for indemnification of directors, officers and other persons in accordance with contracts, limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance which may enable us to recover a portion of any future amounts paid.

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2003 and 2002. Net revenue and operating income included in the table relate to our continuing operations and exclude amounts applicable to our Latin American operations that were disposed of in September 2002. Such unaudited quarterly operating information has been restated, as applicable, to reflect adjustments relating to provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts; the adoption of FIN 46 and the related consolidation on a retroactive basis our investment in San Diego Medical Services Enterprise LLC; and, to expense professional fees relating to the September 30, 2002 amendment to our credit facility that were previously capitalized and being amortized over the amended term of the facility.

	2003
	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenue	$130,178	$128,866	$130,064	$131,369
Operating income (2)	7,238	7,714	8,370	2,685
Income (loss) from continuing operations after accretion of redeemable preferred stock	421	(1,453)	(667)	(5,271)
Net income (loss) applicable to common stock(3)	12,753	(1,453)	(667)	(5,271)
Basic income (loss) from continuing operations after accretion of redeemable preferred stock per share	$0.03	$(0.09)	$(0.04)	$(0.33)
Basic income (loss) per share	$0.80	$(0.09)	$(0.04)	$(0.33)
Diluted income (loss) from continuing operations after accretion of redeemable preferred stock per share	$0.03	$(0.09)	$(0.04)	$(0.33)
Diluted income (loss) per share	$0.72	$(0.09)	$(0.04)	$(0.33)

	2002
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(in thousands, except per share data)
Net revenue	$120,390	$118,661	$124,818	$125,111
Operating income (4)	5,337	5,554	9,787	2,732
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,849)	1,250	3,485	(2,516)
Net income (loss) (5) (6)	(51,565)	2,911	3,356	(2,866)
Basic income (loss) from continuing operations	$(0.12)	$0.08	$0.21	$(0.16)
Basic income (loss) per share	$(3.43)	$0.19	$0.22	$(0.18)
Diluted income (loss) from continuing operations	$(0.12)	$0.08	$0.19	$(0.16)
Diluted income (loss) per share	$(3.43)	$0.19	$0.20	$(0.18)

(1)	We have restated our consolidated financial statements for the following:

Accounts Receivable: We determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the related provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

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

Professional Fees: We determined that professional fees incurred in the first quarter of fiscal 2003 in connection with the September 2002 modification to our credit facility should have been expensed rather than amortized over the term of the facility. Accordingly, the results for the first two quarters of fiscal 2003 have been restated for this matter.

San Diego Medical Services Enterprise LLC: During the fourth quarter of fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprise, LLC, (SDMSE) the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

A summary of our unaudited quarterly operating results impacted by the reclassification of our Latin American operations as discontinued operations as well as the restatement adjustments is as follows:

	As Previously Reported	Restatement Adjustments		As Restated	Accounting Change (C)	Less Latin American Operations	As Reported
		A	B
Quarter ended September 30, 2002:
Net revenue	$125,565	$(1,174)	$—	$124,391	$5,787	$—	$130,178
Operating income	9,754	(1,789)	(1,603)	6,362	876	—	7,238
Net income	16,145	(1,789)	(1,603)	12,753	—	—	12,753
Diluted income per share	$0.91	$(0.10)	$(0.09)	$0.72	$—	$—	$0.72

Quarter ended December 31, 2002:
Net revenue	$123,464	$(379)	$—	$123,085	$5,781	$—	$128,866
Operating income	7,694	(578)	—	7,116	598	—	7,714
Net loss	(1,053)	(578)	178	(1,453)	—	—	(1,453)
Diluted loss per share	$(0.07)	$(0.03)	$0.01	$(0.09)	$—	$—	$(0.09)

Quarter ended September 30, 2001:
Net revenue	$116,474	$(564)	$—	$115,910	$4,480	$—	$120,390
Operating loss	5,853	(860)	—	4,993	344		5,337
Net loss	(50,705)	(860)	—	(51,565)	—	—	(51,565)
Diluted loss per share	$(3.37)	$(0.06)	$—	$(3.43)	$—	$—	$(3.43)

Quarter ended December 31, 2001:
Net revenue	$114,333	$(170)	$—	$114,163	$4,498	$—	$118,661
Operating income	5,526	(259)	—	5,267	287		5,554
Net income	3,170	(259)	—	2,911	—	—	2,911
Diluted income per share	$0.21	$(0.02)	$—	$0.19	$—	$—	$0.19

Quarter ended March 31, 2002:
Net revenue	$124,661	$(663)	$—	$123,998	$4,973	$(4,153)	$124,818
Operating income	10,837	(1,008)	—	9,829	223	(265)	9,787
Net income	4,364	(1,008)	—	3,356	—	—	3,356
Diluted loss per share	$0.28	$(0.07)	$—	$0.21	$—	$—	$0.21

Quarter ended June 30, 2002:
Net revenue	$122,951	$(272)	$—	$122,679	$5,054	$(2,622)	$125,111
Operating income	3,052	(413)	—	2,639	(122)	215	2,732
Net loss	(2,453)	(413)	—	(2,866)	—	—	(2,866)
Diluted loss per share	$(0.16)	$(0.02)	$—	$(0.18)	$—	$—	$(0.18)

Restatement Adjustments:

A	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B	To expense professional fees incurred in connection with the September 2002 credit facility amendment which were being amortized over the term of the related agreement.

C	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(2)	In fiscal 2001, we recorded a $1.5 million restructuring charge relating to an under performing service area that we had planned to exit at the time of contract termination in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the related municipality to enable it to transition its medical transportation service to a new provider. In connection with the contract extension, we reversed $0.2 million of previously accrued lease termination costs relating to the extension period. The operating environment in the service area subsequently improved, and we were awarded a new multi-year contract during the second quarter of fiscal 2003. We reversed the remaining restructuring reserve of $1.3 million to income during the second quarter of 2003.

(3)	During the first quarter of fiscal 2003, we sold our Latin American operations to local management in exchange for the assumption of the related net liabilities resulting in a gain of $12.5 million. The sale of the Latin American operations has been treated as a discontinued operation for financial reporting purposes.

(4)	During the third quarter of fiscal 2002, we reversed $1.7 million of discretionary employee benefits previously accrued for the calendar year ended December 31, 2000. During the fourth quarter of fiscal 2002, we recorded a $2.0 million provision for additional workers’ compensation claims in connection with a review of existing reserve levels; reversed a $1.3 million reserve related to the settlement of an audit with a Medicare intermediary; and, reversed $1.3 million of our paid-time-off accrual as a result of changes to the related policies.

(5)	During the second quarter of fiscal 2002, we recorded a $1.6 million tax benefit for refunds applicable to prior years for which recognition was deferred until receipt. In the fourth quarter of fiscal 2002, we recognized an income tax benefit of $0.6 million as a result of recently enacted legislation that allowed us to carry a portion of our net operating losses back to prior years.

(6)	The net loss for the first quarter of fiscal 2002 included a $49.5 million cumulative effect charge, both before and after taxes, relating to the implementation of a new accounting standard relating to goodwill and other intangible assets.

Effects of Inflation and Foreign Currency Exchange Fluctuations

As a result of the sale of our Latin American operations in September 2002, we no longer have operations located outside the United States. Additionally, inflation has not had a significant impact on our business.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments including the effect of the 2003 amended credit facility (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years		4-5 Years	After 5 Years
Credit facility	$152,555	$—	$		$152,555	$—
Senior Notes	150,000	—		—	150,000	—
Capital leases and notes payable	4,368	1,329		2,901	50	88
Operating leases	35,344	7,760		12,084	6,667	8,833

Total contractual cash obligations	$342,267	$9,089		$14,985	$309,272	$8,921

Other Commitments	Amount of Commitment Expiration By Period
Standby letters of credit	$3,500	$3,500		$—	$—	$—

Surety bonds	$10,136	$10,129		$7	$—	$—

Preferred stock redemption	$25,000	$—		$15,000	$10,000	$—

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial condition or results of operations. Note 17, to our consolidated financial statements contains additional information with respect to our guarantees and indemnifications.

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

We determined that our investment in San Diego Medical Services Enterprise, LLC, (SDMSE) the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46. We do not believe that we have any other investments or contractual obligations that would require consolidation under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include certain mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective July 1, 2003. We are in the process of evaluating the impact of FAS No. 150 on our consolidated financial statements.

RISK FACTORS

The following risk factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating us and our business.

We have significant indebtedness.

We have significant indebtedness. As of June 30, 2003, we had approximately $306.6 million of consolidated indebtedness, consisting primarily of $149.9 million of 7 7/8% Senior Notes due in 2008 and $152.4 million outstanding under our credit facility. As a result of the September 30, 2003 amendment, we have $152.6 million outstanding under our 2003 Amended Credit Facility, which is now due December 31, 2006.

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

Our loan agreements require us to comply with numerous covenants and restrictions.

The agreement governing the terms of the Senior Notes contains certain covenants limiting our ability to:

• incur certain additional debt	• create certain liens

• pay dividends	• issue guarantees

• redeem capital stock	• enter into transactions with affiliates

• make certain investments	• sell assets

• issue capital stock of subsidiaries	• complete certain mergers and consolidations

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

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are convertible into 2,115,490 common shares which equates to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have agreed to use our best efforts to obtain stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the commons shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B shares as of December 31, 2004. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable preferred stock (the “Series C Shares”) to participants in the 2003 Amended Credit Facility. The Series C Shares are convertible into 2,839,787 common shares which equates to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have agreed to use our best efforts to obtain stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 90% of our medical transportation fee collections from such third party payers during the year ended June 30, 2003, including approximately 27% from Medicare. In the year ended June 30, 2002, we received 88% of medical transportation fee collections from these third parties, including 25% from Medicare.

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

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 19.0% and 17.9% of net revenue for the year ended June 30, 2003 and 2002, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which protects the privacy of patients’ health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, requires covered entities to comply with the final rule’s provisions pertaining to privacy standards by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. We have addressed the impact of HIPAA and developed policies, training and procedures to comply with the final rule.

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

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 22.9% and 21.9% of net revenue for the year ended June 30, 2003 and 2002, respectively. One of these contracts accounted for approximately 8.2% and 7.3% of net revenue for the years ended June 30, 2003 and 2002, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, cash flow, and results of operations. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

Due to the deteriorating economic conditions and continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily in Argentina. We determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management. We believe that both the structure of our pre-sale operations and of the sale transaction itself shield us from liabilities associated with past or future activities of our former Latin American operations. However, due to the nature of local laws and regulatory requirements and the uncertain economic and political environment, particularly in Argentina, there can be no assurance that we will not be required to defend against future claims. Unanticipated claims successfully asserted against us could have an adverse effect on our business, financial condition, cash flows, and results of operations.

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

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for the fiscal year ended June 30, 2001 and the related report of Singer Lewak Greenbaum and Goldstein LLP and our Consolidated Financial Statements as of June 30, 2003 and 2002 and for each of the fiscal years then ended together with related notes and the report of PricewaterhouseCoopers LLP are set forth herein.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries (the “Company”) at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company restated its consolidated financial statements as of and for the year ended June 30, 2002, to adjust its accounts receivable and the related provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts as well as to defer enrolment fees relating to its fire protection service contracts.

As discussed in Note 2, the Company changed its method of accounting for variable interest entities. Additionally, as discussed in Note 7, the Company changed its method of accounting for goodwill effective July 1, 2001.

PricewaterhouseCoopers LLP

Phoenix, Arizona

October 13, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Rural/Metro Corporation

Scottsdale, Arizona

We have audited the accompanying restated, consolidated statements of operations, changes in stockholders’ equity (deficit) stockholders’ deficit, and cash flows of Rural/Metro Corporation and subsidiaries for the year ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the restated, consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rural/Metro Corporation and subsidiaries for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements to reflect the consolidation of its investments in San Diego Medical Services Enterprises LLC upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51.

As described in Note 2 to the consolidated financial statements, the June 30, 2001 consolidated financial statements have been restated due to the understatement of Medicare, Medicaid and contractual discounts and doubtful accounts related to the Company’s accounts receivables allowances.

As described in Note 7, the Company changed its method of accounting for goodwill effective July 1, 2001.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

October 13, 2003

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

June 30, 2003 and 2002

	2003	2002
	(in thousands)
		(As Restated *)
ASSETS
Current assets:
Cash	$12,561	$10,677
Accounts receivable, net of allowance for doubtful accounts of $48,422 million and $37,966 million respectively	60,428	64,461
Inventories	11,504	12,220
Prepaid expenses and other	7,511	7,231

Total current assets	92,004	94,589
Property and equipment, net	43,010	48,532
Goodwill	41,167	41,244
Insurance deposits	7,937	8,228
Other assets	12,048	8,115

	$196,166	$200,708

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,778	$13,262
Accrued liabilities	57,698	73,694
Deferred revenue	17,603	16,695
Current portion of long-term debt	1,329	1,633

Total current liabilities	90,408	105,284
Long-term debt, net of current portion	305,310	298,529
Other liabilities	181	477
Deferred income taxes	650	650

Total liabilities	396,549	404,940

Minority interests	1,984	1,520

Series B Redeemable preferred stock, $.01 par value 634,647 shares authorized, 211,549 shares issued and outstanding at June 30, 2003; including accumulated accretion of $3,604 (redemption value of $15.0 million)	7,793	—

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 23,000,000 shares authorized, 16,207,830 and 15,651,095 shares issued and outstanding at June 30, 2003 and 2002, respectively	166	159
Additional paid-in capital	135,405	138,470
Treasury stock, at cost, 149,456 shares at June 30, 2003 and 2002	(1,239)	(1,239)
Accumulated deficit	(344,492)	(353,458)
Accumulated other comprehensive income	—	10,316

Total stockholders’ equity (deficit)	(210,160)	(205,752)

	$196,166	$200,708

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands except per share amounts)
		(As Restated *)
Net revenue	$520,477	$488,980	$479,414

Operating expenses:
Payroll and employee benefits	284,021	269,123	271,976
Provision for doubtful accounts	85,046	77,725	86,876
Depreciation and amortization	13,289	16,267	25,741
Other operating expenses	113,535	103,280	131,889
Asset impairment charges	—	—	48,050
Contract termination costs and related asset impairment charges	—	(107)	9,256
Restructuring and other	(1,421)	(718)	9,091

Total operating expenses	494,470	465,570	582,879

Operating income (loss)	26,007	23,410	(103,465)
Interest expense	(28,012)	(25,462)	(30,624)
Interest income	197	644	642
Other income (expense) net	146	8	(4,053)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(1,662)	(1,400)	(137,500)
Income tax (provision) benefit	(197)	2,520	(1,137)
Minority interest	(1,507)	(750)	705

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(3,366)	370	(137,932)
Income (loss) from discontinued Latin American operations (including gain on disposal of $12,488 in fiscal 2003 and loss on disposition of clinic operations of $9,374 for fiscal 2001), net of tax of $0 in 2003, $101 in 2002 and $364 in 2001	12,332	979	(67,358)

Income (loss) before cumulative effect of change in accounting principle	8,966	1,349	(205,290)
Cumulative effect of change in accounting principle, net of tax of $0	—	(49,513)	—

Net income (loss)	8,966	(48,164)	(205,290)
Less: Accretion of redeemable preferred stock	(3,604)	—	—

Net income (loss) applicable to common stock	$5,362	$(48,164)	$(205,290)

Income (loss) per share
Basic —
Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.44)	$0.02	$(9.35)
Income (loss) from discontinued operations	0.77	0.07	(4.57)

Income (loss) before cumulative effect of change in accounting principle	0.33	$0.09	(13.92)
Cumulative effect of change in accounting principle	—	(3.26)	—

Net income (loss)	$0.33	$(3.17)	$(13.92)

Diluted —
Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.44)	$0.02	$(9.35)
Income (loss) from discontinued operations	0.77	0.07	(4.57)

Income (loss) before cumulative effect of change in accounting principle	0.33	0.09	(13.92)
Cumulative effect of change in accounting principle	—	(3.14)	—

Net income (loss)	$0.33	$(3.05)	$(13.92)

Average number of common shares outstanding — Basic	16,116	15,190	14,744

Average number of common shares outstanding — Diluted	16,116	15,773	14,744

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended June 30, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
			(in thousands)
Balance, June 30, 2000 (As Restated *)	$149	$137,603	$(1,239)	$(100,004)	$(252)	$36,257
Issuance of 273,584 shares of common stock	3	345	—	—	—	348
Comprehensive loss, net of tax:
Net loss (As Restated *)	—	—	—	(205,290)	—	(205,290)
Foreign currency translation adjustments	—	—	—	—	266	266

Comprehensive loss (As Restated*)						(205,024)

Balance, June 30, 2001(As Restated *)	152	137,948	(1,239)	(305,294)	14	(168,419)
Issuance of 751,175 shares of common stock	7	449	—	—	—	456
Fair value of options issued to non-employee	—	73	—	—	—	73
Comprehensive loss, net of tax:
Net loss (As Restated *)	—	—	—	(48,164)	—	(48,164)
Foreign currency translation adjustments					10,302	10,302

Comprehensive loss (As Restated*)	—	—	—	—		(37,862)

Balance, June 30, 2002 (As restated *)	159	138,470	(1,239)	(353,458)	10,316	(205,752)
Issuance of 664,272 shares of common stock	7	400	—	—	—	407
Non-cash stock compensation expense relating to stock option modification	—	139	—	—	—	139
Accretion of redeemable preferred stock	—	(3,604)	—	—	—	(3,604)
Comprehensive income, net of tax:
Net income	—	—	—	8,966	—	8,966
Foreign currency translation adjustments	—	—	—	—	(242)	(242)
Recognition of foreign currency translation adjustments in conjunction with the disposition of Latin American operations					(10,074)	(10,074)

Comprehensive loss						(1,350)

Balance at June 30, 2003	$166	$135,405	$(1,239)	$(344,492)	$—	$(210,160)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
		(As Restated *)
Cash flows from operating activities:
Net income (loss)	$8,966	$(48,164)	$(205,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Non-cash portion of restructuring and other	(1,421)	(718)	4,092
Non-cash portion of contract termination charges	—	(107)	8,086
Non-cash asset impairment charges	—	—	94,353
Non-cash portion of gain on disposal of Latin American operations	(13,732)	—	—
Non-cash portion of loss on disposition of clinic operations	—	—	9,374
Cumulative effect of change in accounting principle	—	49,513	—
Depreciation and amortization	13,313	16,210	29,161
Gain on sale of property and equipment	(540)	(285)	(427)
Provision for doubtful accounts	85,046	77,880	88,303
Deferred income taxes	—	(300)	950
Earnings (losses) of minority shareholders	1,507	750	(705)
Amortization of deferred financing costs	2,038	726	946
Amortization of debt discount	26	26	26
Non-cash charge related to joint venture	—	—	4,045
Non-cash stock compensation expense	—	73	—
Other	(176)	(8)	7
Change in assets and liabilities —
Increase in accounts receivable	(81,589)	(73,771)	(70,707)
Decrease in inventories	656	948	5,811
(Increase) decrease in prepaid expenses and other	(476)	(2,792)	1,505
(Increase) decrease in insurance deposits	291	(4,492)	(2,966)
Decrease in other assets	126	1,871	4,080
Increase (decrease) in accounts payable	1,545	1,453	(2,714)
Increase (decrease) in accrued liabilities and other liabilities	(3,342)	(9,881)	39,062
Increase (decrease) in deferred revenue	908	702	(282)

Net cash provided by operating activities	13,146	9,634	6,710

Cash flows from investing activities:
Capital expenditures	(9,400)	(6,854)	(5,774)
Proceeds from the sale of property and equipment	1,818	1,022	1,969

Net cash used in investing activities	(7,582)	(5,832)	(3,805)

Cash flows from financing activities:
Repayments on credit facility	—	(1,263)	(3,765)
Repayment of debt and capital lease obligations	(1,569)	(1,862)	(2,773)
Cash paid for debt modification costs	(1,583)	—	—
Borrowings under capital lease obligations	—	—	283
Distributions to minority shareholders	(914)	(501)	(432)
Issuance of common stock	407	456	348

Net cash used in financing activities	(3,659)	(3,170)	(6,339)

Effect of currency exchange rate changes on cash	(21)	302	265

Increase (decrease) in cash	1,884	934	(3,169)
Cash, beginning of year	10,677	9,743	12,912

Cash, end of year	$12,561	$10,677	$9,743

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

(1) The Company and its Significant Accounting Policies

Nature of Business and Operations

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the Company) is a diversified emergency services company providing medical transportation, fire protection and other related services in 26 states. In the United States, the Company provides emergency and non-emergency ambulance services to patients on both a fee-for-service basis and a non-refundable subscription fee basis. Fire protection services are provided either under contracts with municipalities or fire districts, or on a subscription fee basis to individual homeowners or commercial property owners. Through September 27, 2002, the Company provided urgent home medical care and ambulance services under capitated service arrangements in Latin America.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of discounts applicable to Medicare, Medicaid and other third-party payers, the allowance for doubtful accounts, the valuation allowance for deferred tax assets, workers’ compensation and general liability claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned subsidiary which it controls. All material intercompany accounts and transactions have been eliminated. Investments in companies that represent less than 20% of the related voting stock are accounted for on the cost basis.

Revenue Recognition

Medical transportation and related services revenue includes emergency and non-emergency ambulance and alternative transportation service fees as well as municipal subsidies and subscription fees. Domestic ambulance and alternative transportation service fees are recognized as services are provided and are recorded net of estimated discounts applicable to Medicare, Medicaid and other third-party payers. Such discounts, which totaled $160.0 million in fiscal 2003, $148.2 million in fiscal 2002 and $145.9 million in fiscal 2001, are reflected as a reduction of gross revenues in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

The Company charges an enrollment fee for new subscribers under its fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years. Other revenue primarily consists of dispatch, fleet, billing, training and home health care service fees which are recognized when the services are provided.

An allowance for doubtful accounts is based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company’s allowance for doubtful accounts during the fiscal years ended June 30, 2003, 2002 and 2001 is as follows (in thousands):

	June 30,
	2003	2002	2001
		(As Restated *)
Balance at beginning of year	37,966	$60,812	$88,120
Provision for doubtful accounts - Domestic	85,046	77,725	86,876
Provision for doubtful accounts -
Latin America	—	155	1,427
Write-offs related to doubtful accounts	(74,590)	(100,726)	(115,611)

Balance at end of year	$48,422	$37,966	$60,812

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

Inventories

Inventories, consisting primarily of ambulance and fleet supplies, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation, and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over fifteen to thirty years. Property and equipment held under capital leases is stated at the present value of minimum lease payments, net of accumulated amortization. These assets are amortized over the shorter of the lease term or the estimated useful life of the underlying assets using the straight-line method. Major additions and improvements are capitalized; maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized.

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

Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for employee stock options or similar equity instruments but also allows an entity to continue to measure compensation cost related to stock options issued to employees using the method of accounting prescribed by APB 25. Entities who elected to continue following APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

The Company has elected to continue to account for its stock-based compensation plans under APB 25. As exercise prices have equaled the market price of the Company’s common stock on the date of grant, stock compensation expense has not been reflected in the accompanying consolidated statement of operations at the date of grant. Stock compensation expense has been recognized for certain modifications made to existing stock options at the time of such modifications. The Company has computed, for pro forma disclosure purposes, the value of all option shares and Employee Stock Purchase Program (ESPP) discounts granted during fiscal years 2003, 2002 and 2001, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2003		2002		2001
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	1.61%	1.38%	2.27%	1.89%	3.74%	2.55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected lives in years (after vesting for options)	1.21	.50	2.72	0.50	1.35	0.50
Expected volatility	143.51%	100.00%	80.33%	119.3%	72.66%	96.75%

The total value of options granted and the ESPP share discount were estimated to be the following amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

	Options	ESPP
For the year ended June 30, 2003	$2,554	$102
For the year ended June 30, 2002	$409	$77
For the year ended June 30, 2001	$1,134	$188

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company’s pro forma net income (loss) and diluted earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended June 30,
	2003	2002	2001
		(As Restated *)
Net income (loss) applicable to common stock	$5,362	$(48,164)	$(205,290)
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax	(1,764)	(585)	(875)

Proforma net income (loss) applicable to common stock	$3,598	$(48,749)	$(206,165)

Income (loss) per share:
Basic – As reported	$0.33	$(3.17)	$(13.92)

Basic – pro forma	$0.22	$(3.19)	$(13.98)

Diluted – As reported	$0.33	$(3.17)	$(13.92)

Diluted – pro forma	$0.22	$(3.19)	$(13.98)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

The effects of applying SFAS 123 for providing pro forma disclosures for fiscal years 2003, 2002 and 2001 are not likely to be representative of the effects on reported net income (loss) and diluted income (loss) per share for future years, because options vest over several years and additional awards are made each year.

Earnings Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the years ended June 30, 2003, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Year ended June 30,
	2003	2002	2001
		(As Restated *)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(3,366)	$370	$(137,932)
Less: Accretion of redeemable preferred stock	(3,604)	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(6,970)	$370	$(137,932)

Average number of common shares outstanding – Basic	16,116	15,190	14,744
Add: Incremental common shares for stock options	—	583	—

Average number of common shares outstanding - Diluted	16,116	15,773	14,744

Income (loss) per share – Basic
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.02	$(9.35)
Less: Accretion of redeemable preferred stock	(0.23)	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle after accretion of redeemable preferred stock	$(0.44)	$0.02	$(9.35)

Income (loss) per share – Diluted
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.02	$(9.35)
Less: Accretion of redeemable preferred stock	(0.23)	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle less accretion of redeemable preferred stock	$(0.44)	$0.02	$(9.35)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

As a result of anti-dilutive effects, approximately 1.4 million and 0.2 million option shares for the years ended June 30, 2003 and 2001, respectively, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have also been excluded from the calculation of diluted loss per share. Such options totaled 4.8 million, 4.4 million and 4.4 million for the the years ended June 30, 2003, 2002 and 2001, respectively.

Effective October 1, 2002, the loss per share has been impacted by the accretion of the Series B redeemable preferred stock to its redemption value as described in Note 14. Additionally, upon approval of the stockholders of an increase in authorized common shares and notice from the Company of its intention to convert the Series B redeemable preferred stock, 2,115,490 common shares will be included in the denominator of the diluted earnings per share calculation.

Foreign Currency Translation

Prior to the disposition on September 27, 2002, the Company’s Argentine subsidiaries utilized the peso as their functional currency as their business was primarily transacted in pesos. Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

In order to prepare the accompanying financial statements as of and for the year ended June 30, 2002, the Company translated the balance sheet of its Argentine subsidiaries using an exchange rate of 3.9 pesos to 1 US dollar, the closing rate on June 30, 2002, while their statements of operations and cash flows through September 27, 2002 were translated using the weighted average rate in effect during the respective period. As the liabilities of the Argentine subsidiaries exceeded their assets, the change in exchange rates resulted in a credit to accumulated other comprehensive income (loss) in the consolidated balance sheet as of June 30, 2002.

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

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations. Note 17, Commitments and Contingencies, contains additional information with respect to the Company’s guarantees and indemnifications.

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

The Company determined that its investment in San Diego Medical Services Enterprise, LLC, (SDMSE), the entity formed with respect to its public/private alliance with the City of San Diego, meets the definition of a VIE as its economic interest in SDMSE is proportionately greater than its ownership interest and therefore, its investment in SDMSE should be consolidated under FIN 46. The Company had previously accounted for its investment in SDMSE using the equity method. While consolidation of SDMSE did not impact the Company’s previously reported net income (loss) or stockholders deficit, its consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46. The Company does not believe that it has any other investments or contractual obligations that would require consolidation under FIN 46.

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

Reclassifications of 2001 and 2000 Financial Information

Certain financial information relating to fiscal 2002 and 2001 has been reclassified to conform with the 2003 presentation. The results of the Company’s Latin American operations for the years ended June 30, 2002 and 2001 have been reclassified and are included in income (loss) from discontinued operations.

(2) Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements for the following:

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

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers is reflected as a reduction of net revenue while the portion relating to uncollectible accounts is reflected as an adjustment to the provision for doubtful accounts. The after-tax effect of the related restatement adjustments increased the Company’s accumulated deficit as of June 30, 2000 by $58.0 million.

Enrollment Fees: The Company charges an enrollment fee for new subscribers under its fire protection service contracts. The Company previously recognized these enrollment fees at the time of billing but has subsequently determined that such fees should be deferred and recognized over the estimated customer relationship period of nine years.

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased the Company’s deferred revenue and accumulated deficit as of June 30, 2000 by $1.3 million. The effect of the restatement adjustments on the Company’s operating income (loss) in fiscal 2002 and 2001 was immaterial.

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

During the fourth quarter of fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. The Company determined that its investment in SDMSE meets the definition of a VIE as its economic interest in SDMSE is proportionately greater than its ownership interest and therefore, its investment in SDMSE should be consolidated under FIN 46. The Company had previously accounted for its investment in SDMSE using the equity method. While the consolidation of SDMSE did not impact the Company’s previously reported net income (loss) or stockholders deficit, the consolidated financial statements of prior years have been restated for comparative purposes as allowed by FIN 46.

A summary of the fiscal 2002 and 2001 financial statement amounts impacted by the restatement adjustments is as follows. Net cash provided by operating activities as previously reported for fiscal years 2002 and 2001 was not impacted by the restatement adjustments.

	As Previously Reported	Restatement Adjustments		As Restated	Accounting Change (C)	Less Latin American Operations	As Reported
		A	B
	(in thousands)
Year ended June 30, 2002:
Net revenue	$497,038	$(1,669)	$—	$495,369	$19,005	$(25,394)	$488,980
Provision for doubtful accounts	69,900	871	—	70,771	7,109	(155)	77,725
Operating income	26,806	(2,540)	—	24,226	732	(1,588)	23,410
Net loss	(45,624)	(2,540)	—	(48,164)	—	—	(48,164)
Diluted loss per share	$(2.89)	$(0.16)	$—	$(3.05)	$—	$—	$(3.05)

At June 30, 2002:
Total assets	$237,438	$(39,147)	$—	$198,291	$2,417	$—	$200,708
Deferred revenue	15,409	—	1,286	16,695			16,695
Accumulated deficit	(313,025)	(39,147)	(1,286)	(353,458)	—	—	(353,458)

Year ended June 30, 2001:
Net revenue	$504,316	$—	$—	$504,316	$18,187	$(43,089)	$479,414
Provision for doubtful accounts	102,470	(21,441)	—	81,029	7,274	(1,427)	86,876
Operating loss	(192,453)	21,441	—	(171,012)	840	66,707	(103,465)
Net loss	(226,731)	21,441	—	(205,290)	—	—	(205,290)
Diluted loss per share	$(15.38)	$1.46	$—	$(13.92)	$—	$—	$(13.92)

At June 30, 2001:
Total assets	$298,534	$(36,607)	$—	$261,927	$2,079	$—	$264,006
Deferred revenue	14,707	—	1,286	15,993			15,993
Accumulated deficit	(267,401)	(36,607)	(1,286)	(305,294)	—	—	(305,294)

At June 30, 2000:
Accumulated deficit	$(40,670)	$(58,048)	$(1,286)	$(100,004)	$—	$—	$(100,004)

Restatement Adjustments:

A	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B	To defer enrollment fees relating to new fire protection service contracts.

C	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

The restatement adjustments relating to medical transportation accounts receivable outlined above caused the Company to violate the minimum tangible net worth covenant contained in its 2002 Amended Credit Facility. This situation also resulted in a delay in the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused the Company to not be in compliance with the financial reporting covenants contained in the 2002 Amended Credit Facility as well as the indenture relating to the Senior Notes described in Note 12. As also described in Note 12, the Company negotiated a further amendment to its credit facility effective September 30, 2003. As a result of such amendment, all previous instances of identified non-compliance with respect to the credit facility were permanently waived.

(3) Liquidity

During fiscal 2003, the Company generated net income of $9.0 million compared with net losses of $48.2 million in fiscal 2002 and $205.3 million in fiscal 2001. The net income for the year ended June 30, 2003 included a gain of $12.5 million relating to the disposal of the Company’s Latin American operations as discussed in Note 4. The net loss in 2002 included a charge of $49.5 million relating to the adoption effective July 1, 2002 of SFAS 142 as discussed in Note 7. The net loss in fiscal 2001 included asset impairment, restructuring and other similar charges totaling $122.0 million. The Company’s operating activities provided cash totaling $13.1 million in 2003, $9.6 million in 2002 and $6.7 million in 2001.

At June 30, 2003, the Company had cash of $12.6 million, debt of $306.6 million and a stockholders’ deficit of $208.9 million. The Company’s long-term debt includes $149.9 million of 7 7/8% Senior Notes due 2008, $152.4 million outstanding under its credit facility due December 31, 2004, $3.7 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 12, the Company was not in compliance with certain of the covenants contained in its revolving credit facility at June 30, 2002. On September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company’s Series B redeemable preferred stock.

As also discussed in Note 12, the Company violated certain financial covenants as a result of the restatement of its financial statements. Additionally, the restatement resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes. On September 26, 2003, the Company entered into the 2003 Amended Credit Facility with its lenders which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of the Company’s Series C redeemable preferred stock.

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

(4) Disposition of Latin American Operations

Due to the deteriorating economic conditions and the continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that it would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of the Company’s Latin American operations totaled $12.5 million and is included in income from discontinued operations for the year ended June 30, 2003. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $2.1 million, $23.9 million and $41.9 million for fiscal years 2003, 2002 and 2001, respectively. Fire and other revenue for these operations totaled $0.3 million, $1.5 million and $1.2 million for fiscal years 2003, 2002 and 2001, respectively. The Company’s Latin American operations generated a loss of $156,000, income of $1.0 million and a loss of $67.4 million for fiscal years 2003, 2002, and 2001 respectively. The loss in fiscal 2001 included $46.3 million of asset impairment charges and $9.4 million related to the loss on disposition of clinic operations described in Note 5. The results of operations of the Company’s former Latin American operations have been classified as discontinued operation in the accompanying consolidated statement of operations for fiscal years ended 2003, 2002 and 2001.

(5) Asset Impairments, Restructuring and Other Charges (Credits)

Asset Impairments

In connection with the budgeting process for fiscal 2002, which was completed in the fourth quarter of fiscal 2001, the Company analyzed each cost center within its various service areas not identified for closure or downsizing to determine whether the associated long-lived assets (e.g., property, equipment and goodwill) would be recoverable from future operating cash flow. Cost centers represent individual operating units within a given service area for which separately identifiable cash flow information is available. The Company performed this analysis as a result of its expectations of a challenging health care reimbursement environment as well as anticipated increases in labor and insurance costs with respect to its domestic ambulance operations. The analysis with respect to the Company’s Argentine operations included the impact of the deteriorating economic and political environment as well as information developed by a third party concerning the marketability of these operations during fiscal 2001.

In order to assess recoverability, the Company estimated the net future cash flows for each cost center and then compared the resulting undiscounted amounts to the carrying value of each cost center’s long-lived assets. It should be noted that property and equipment balances are specifically identified with each cost center. Additionally, goodwill is specifically identified with each cost center at the time of acquisition and, therefore, related allocations were not necessary for purposes of performing the impairment analysis.

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

	Goodwill	Property, Equipment and Other	Total
	(in thousands)
Domestic ambulance operations	$41,631	$6,419	$48,050
Argentine ambulance operations	44,327	1,976	46,303

Total	$85,958	$8,395	$94,353

As a result of the sale of the Company’s Latin American operations in September 2002, the asset impairment charge with respect to the Company’s Argentine ambulance operations is included in the loss from discontinued operations for the year ended June 30, 2001.

As discussed in Note 7, the Company changed its method of accounting for goodwill effective July 1, 2001 including the manner in which goodwill impairments are assessed.

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

A summary of activity in the Company’s restructuring reserves is (in thousands):

	Severance Costs	Lease Termination Costs	Write-off of Intangible Assets	Other Exit Costs	Total
Balance at June 30, 2000	$3,529	$3,247	$—	$1,356	$8,132

Fiscal 2001 charges	1,475	2,371	4,092	1,153	9,091
Fiscal 2001 usage	(4,531)	(1,071)	(4,092)	(1,360)	(11,054)
Adjustments	1,361	(1,313)	—	(48)	—

Balance at June 30, 2001	$1,834	$3,234	$—	$1,101	$6,169

Fiscal 2002 usage	(1,025)	(1,172)	—	(951)	(3,148)
Adjustments	(52)	(548)	—	(118)	(718)

Balance at June 30, 2002	757	1,514	—	32	2,303

Fiscal 2003 usage	(29)	(207)	—	(71)	(307)
Adjustments	(728)	(732)	—	39	(1,421)

Balance at June 30, 2003	$—	$575	$—	$—	$575

The restructuring reserve as of June 30, 2003 relates to lease termination costs for which payments will be made through December 2006.

Loss on Disposition of Clinic Operations

During fiscal 2001, the Company sold its Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which required monthly principal payments of $25,000 through April 2011, was included in the disposition of the Latin American operations in September 2002. The sale resulted in a loss on disposition of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million in fiscal 2001. Results relating to the clinic operations are included in income (loss) from discontinued Latin American operations for the year ended June 30, 2001.

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

(6) Property And Equipment

Property and equipment, including equipment held under capital leases, consisted of the following:

	June 30,
	2003	2002
	(in thousands)
Equipment	$55,641	$55,739
Vehicles	74,715	73,908
Land and buildings	16,715	16,788
Leasehold improvements	6,632	7,270

	153,703	153,705
Less: Accumulated depreciation	(110,693)	(105,173)

	$43,010	$48,532

The Company had vehicles and equipment with a gross carrying value of approximately $12.9 and $14.2 million at June 30, 2003 and 2002, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled approximately $11.5 and $12.3 million at June 30, 2003 and 2002, respectively.

The Company has pledged land, a building, leasehold improvements and equipment with a net book value of approximately $10.7 million, to secure certain of its obligations under its insurance and surety bonding programs. A summary of activity in the Company’s property and equipment balance is as follows:

	June 30,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$48,532	$57,999	$85,919
Depreciation expense	(13,110)	(15,155)	(21,809)
Additions	9,400	6,854	5,774
Asset impairments	—	—	(8,502)
Asset disposals	(1,278)	(737)	(1,643)
Effect of Argentine peso devaluation	—	(429)	—
Disposition of Latin American operations	(534)	—	—
Disposition of Argentine clinic operations	—	—	(1,740)

Balance at end of year	$43,010	$48,532	$57,999

(7) Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142.) SFAS 141 superseded APB Opinion No. 16, “Business Combinations.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

The following table summarizes the Company’s reported results along with adjusted amounts as if the Company had adopted SFAS 142, and discontinued goodwill amortization, as of July 1, 2000 (in thousands, except per share amounts):

	For the Year Ended June 30,
	2003	2002	2001
		As Restated *
Reported net income (loss) applicable to common stock before cumulative effect of change in accounting principle	$5,362	$1,349	$(205,290)
Add back: Goodwill amortization	—	—	7,161

Adjusted net income (loss) applicable to common stock before the cumulative effect of change in accounting principle	5,362	1,349	(198,129)
Cumulative effect of change in accounting principle	—	(49,513)	—

Adjusted net income (loss) applicable to common stock	$5,362	$(48,164)	$(198,129)

Basic income (loss) per share:
Reported income (loss) before the cumulative effect of change in accounting principle	$0.33	$0.09	$(13.92)
Goodwill amortization	—	—	0.49

Adjusted income (loss) before the cumulative effect of change in accounting principle	$0.33	0.09	(13.43)
Cumulative effect of change in accounting principle	—	(3.26)	—

Adjusted net income (loss)	$0.33	$(3.17)	$(13.43)

	For the Year Ended June 30,
	2003	2002	2001
		As Restated *
Diluted income (loss) per share:
Reported income (loss) before the cumulative effect of change in accounting principle	$0.33	$0.09	$(13.92)
Goodwill amortization	—	—	0.49

Adjusted income (loss) before the cumulative effect of change in accounting principle	0.33	0.09	(13.43)
Cumulative effect of change in accounting principle	—	(3.26)	—

Adjusted net income (loss)	$0.33	$(3.17)	$(13.43)

*	Refer to Note 2, Restatement of Consolidated Financial Statements for Fiscal 2002 and 2001.

The changes in the carrying amount of goodwill for the year ended June 30, 2003 is as follows (in thousands):

	Medical Transportation Segment	Fire and Other Segment	Total
Balance at June 30, 2001	$89,598	$1,159	$90,757
Adoption of SFAS No., 142	(49,513)	—	(49,513)

Balance at June 30, 2002	40,085	1,159	41,244
Disposition of Latin American operations	(77)	—	(77)

Balance at June 30, 2003	$40,008	$1,159	$41,167

The changes in the carrying amount of other intangible assets, primarily non-compete agreements relating to prior business combinations which are included in other assets on the consolidated balance sheet, during fiscal 2003 and 2002 are as follows (in thousands):

	June 30,
	2003	2002
Balance at beginning of year	$600	$1,654
Additions	1,065	—
Amortization	(203)	(1,054)

Balance at end of year	$1,462	$600

Amortization of other intangible assets for each of the fiscal years ending June 30, are as follows (in thousands):

2004	$310
2005	302
2006	277
2007	277
2008	168
Thereafter	128

$1,462

(8) Joint Venture

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

The joint venture agreement allowed the minority partner to put his interest in the joint venture to the Company. The agreement also allowed the Company the option to delay the purchase of the minority partner’s interest for a period of one year. During fiscal 2001, the minority partner elected to exercise the put option and the Company exercised its right to delay purchasing the minority partner’s interest for one year. Based on the provisions of the joint venture agreement, the purchase price for the minority partner’s interest approximated $5.1 million. The Company recorded a charge of approximately $4.0 million to other income (expense), net during fiscal 2001 relating to this agreement.

During the year ended June 30, 2002, the Company completed the purchase of the minority partner’s interest in exchange for a note payable of approximately $5.1 million. The note bears interest at prime plus 2.25% (subject to a cap of 7.75%) and requires monthly principal and interest payments ranging from $70,000 to $125,000 through December 2006. Additionally, any outstanding accrued interest is due at maturity. The Company reflected this transaction as an increase in long-term debt of $5.1 million offset by reductions in minority interest of $8.0 million and other assets of $2.9 million.

(9) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	At June 30,
	2003	2002
Workers’ compensation claim reserves	$11,255	$15,924
General liability claim reserves	13,935	15,433
Accrued salaries, wages and related payroll	11,433	10,678
Accrued interest	4,370	10,512
Other accrued liabilities	16,705	21,147

Total accrued liabilities	$57,698	$73,694

The decrease in other accrued liabilities between 2003 and 2002 is primarily due to the disposal of the Company’s Latin American operations. Additionally, the decrease in accrued interest is primarily related to approximately $6.8 million in accrued interest being added to the balance of the credit facility in conjunction with the September 30, 2002 amendment to the credit facility described in Note 12.

(10) General Liability and Workers’ Compensation Programs

The Company retains certain levels of exposure with respect to its general liability and workers compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, within its level of retention based on currently available information as well as its historical claims experience.

The Company engages third-party administrators or TPAs to manage claims resulting from its general liability and workers compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. The Company periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on an annual basis. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

General Liability: A summary of activity in the Company’s general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows:

	June 30,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$15,433	$19,715	$3,171
Provision charged to other operating expense	4,506	2,442	22,326
Claim payments charged Against the reserve	(6,004)	(6,724)	(5,782)

Balance at end of year	$13,935	$15,433	$19,715

The Company performed a comprehensive review of information related to its historical settlement information and open claims during the third quarter of fiscal 2001. As a result of this review, the Company recorded a charge of $15.0 million for increases in its reserves for reported claims as well as to establish reserves for claims incurred but not reported.

Certain insurers require the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Cash deposits relating to the Company’s general liability program totaled $2.9 million at June 30, 2003 of which $1.7 million is included in prepaid expenses and other and $1.2 million is included in insurance deposits. Cash deposits totaled $1.9 million at June 30, 2002 which are included in insurance deposits.

The Company’s general liability policies corresponding with fiscal years 2001 and 2002 were issued by Legion Insurance Company (“Legion”). Legion’s obligations under such policies were reinsured by an unrelated insurance carrier that was identified and approved by the Company. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while the reinsurer was an A++ rated carrier. Under these policies, Legion’s obligation (as well as that of its reinsurer) to pay covered losses commences once the Company satisfies its aggregate retention limits for the respective policy years. As of June 30, 2003, the Company had met its aggregate retention limit with respect to the policies corresponding to fiscal 2001 and anticipates that it will meet its aggregate retention limit for the policies corresponding to fiscal 2002. Pursuant to these policies, Legion (and its reinsurer) is obligated to fund all claim related payments in excess of the Company’s retention limits.

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). Legion’s liquidation could put the Company’s general liability insurance coverage for the previously mentioned policy years at risk; however, based upon information currently available, the Company believes that proceeds from Legion’s reinsurer will be directly available to pay claims in excess of the Company’s retention limits, notwithstanding the liquidation process. If the Court deems the Company’s reinsurance to be a general asset of Legion or if the reinsurer otherwise refuses to pay claims directly, then reinsurance proceeds to fund covered general liability losses in excess of the Company’s retention limits may be substantially reduced, delayed or unrecoverable. In such an event, the Company may be required to fund general liability losses applicable to these policy years in excess of its retention limits, to the extent that such losses are not covered by the applicable state guaranty funds.

Workers Compensation: A summary of activity in the Company’s workers’ compensation claim reserves, which are also included in accrued liabilities in the consolidated balance sheet, is as follows:

	June 30,
	2003	2002	2001
	(in thousands)
Balance at beginning of year	$15,924	$14,944	$11,315
Provision charged to payroll and employee benefits	—	7,318	11,832
Claim payments charged against the claim reserve	(4,669)	(6,338)	(8,203)

Balance at end of year	$11,255	$15,924	$14,944

Effective May 1, 2002, the Company began fully insuring its workers compensation coverage and no longer retains any of the related obligations. The Company is, however, subject to retrospective premium adjustments should losses exceed previously established limits. As a result of this change in coverage, the Company no longer establishes reserves for claims incurred subsequent to May 1, 2003.

In connection with the Company’s restructuring activities, an increase in the volume of workers’ compensation claims was noted. Provisions charged to expense during fiscal 2002 included $2.0 million recorded in the fourth quarter to increase its claim reserves based on a review of claims experience. Provisions charged to expense during fiscal 2001 included $5.0 million in the third quarter for increases in reserves for unreported claims based on updated information received from the Company’s TPA.

Certain insurers require the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Additionally, the Company has also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to the Company’s workers compensation program totaled $6.8 million at June 30, 2003 which are included in insurance deposits. Cash deposits totaled $9.2 million at June 30, 2002 of which $2.9 million is included in prepaid expenses and other and $6.3 million is included in insurance deposits.

During fiscal years 1992 through 2001, the Company purchased certain portions of its workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time the Company purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, the Company provided Reliance with various amounts and forms of collateral to secure its performance under the respective policies as was customary at the time. As of June 30, 2003, the Company had $3.0 million of cash on deposit with Reliance which is included in insurance deposits. The Company has also provided Reliance with letters of credit and surety bonds totaling $6.4 million.

On October 3, 2003, the Department placed Reliance into liquidation. It is the Company’s understanding that cash on deposit with Reliance will be returned to the Company on or before the date that all related claims have been satisfied, so long as the Company has met its claim payment obligations within its retention limits under the related policies. Based on the information currently available, the Company believes that the cash on deposit with Reliance is fully recoverable and will either be returned to the Company or used by the liquidator, with the Company’s prior consent, to pay claims on its behalf. In the event that the Company is unable to access the funds on deposit with Reliance or the Reliance liquidator refuses to refund such deposits, such deposits may become impaired. Additionally, Reliance’s liquidation could put the Company’s workers compensation insurance coverage at risk for the related policy years; however, based upon information currently available, the Company believes that either Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, the Company may be required to fund the related workers compensation claims for the applicable policy years.

During fiscal 2002, the Company purchased certain portions of its workers compensation coverage from Legion. Legion required assurances that the Company would be able to fund its related retention obligations, which were estimated by Legion to approximate $6.2 million. The Company provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required the Company to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the Company’s retention obligations under the Legion policy. The Company funded these deposits on a monthly basis during the policy term. As of June 30, 2003, the Company had net deposits with respect to this coverage totaling $3.3 million which are included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion rehabilitator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. The Company is actively participating in the Court proceedings to cause such a trust account mechanism to be created and to operate so as to fully cover all its deductible obligations as originally intended and to return to the Company any remaining deposit balance once all related claims have been closed. Based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on the Company’s behalf. In the event that the Company is unable to access the funds on deposit with Mutual Indemnity, it may be required to fund the related workers compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds.

(11) Other Charges and Credits

During the fiscal 2002 and 2001 the Company recorded the following other charges or credits (in thousands):

	Fiscal Year Ended June 30,
	2002	2001
Argentine Operations	$—	$8,512
Supply Inventory	—	8,442
Other Charges and Credits	(1,712)	3,079
Paid Time Off for Field Personnel	(1,300)	3,010
Employee Medical Benefits	—	5,429
Amount Due from Former Owner	—	962
Medicare/Medicaid Audits	(1,298)	1,300

Argentine Operations

The Company recorded charges totaling $8.5 million related to asset write-offs and reserve adjustments. The Company’s Argentine subsidiaries had been effected by escalating political and economic instability as well as changes in local management during fiscal 2001. The charge was recorded in other operating expenses in the consolidated statement of operations.

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

Other Charges and Credits

During the third quarter of fiscal 2002, the Company recorded the reversal of $1.7 million of discretionary employee benefits accrued in calendar 2000 as a result of the Company’s decision not to pay such benefits. The original charge, as well as the current year reversal, were reflected in payroll and employee benefits in the consolidated statement of operations.

The Company recorded charges totaling $3.1 million in fiscal 2001 for a number of items related to its domestic operations, the largest of which was a $0.7 million charge relating to administrative costs paid on behalf of the

Company’s employee benefit plans. These charges were a result of adjustments to certain estimates for prepaid expenses, accrued liabilities and other items that were resolved in the fourth quarter of fiscal 2001.

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

Medicare/Medicaid Audits

The Company recorded a charge of $1.3 million during the fourth quarter of fiscal 2001 for the expected settlement of a Medicare audit of an acquired company for periods prior to the acquisition. This charge, which was reflected in other operating expenses in the consolidated statement of operations, was taken based upon information obtained during the fourth quarter of fiscal 2001, which included correspondence with the Medicare intermediary. The $1.3 million charge was reversed in the fourth quarter of fiscal 2002 after the Company settled the audit for approximately $2,000.

(12)	Long-Term Debt

Notes payable and capital lease obligations consisted of the following:

	June 30,
	2003	2002
	(in thousands)
Credit facility due December 2004	$152,420	$144,369
7 7/8% Senior Notes due 2008, net of discount of $122 and $148, respectively	149,877	149,852
Note payable to former joint venture partner (See Note 8)	3,722	4,622
Capital lease obligations and other notes payable, at varying rates, from 6.0% to 12.75%, due through 2013	620	1,319

	306,639	300,162
Less: Current maturities	(1,329)	(1,633)

	$305,310	$298,529

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

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7% (8.8% at the date of the amendment), and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable preferred stock described in Note 14.

The 2002 Amended Credit Facility was not considered to represent a significant modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $3.6 million at June 30, 2003.

As a result of the restatement discussed in Note 2 and the related increase in the Company’s stockholders’ deficit, the Company was not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

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

In consideration for the amendment, the Company paid certain of the lenders amendment fees totaling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable preferred stock described in Note 14. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the September 2002 amendment to the credit facility.

The 2003 Amended Credit Facility is not considered to represent a substantial modification for financial reporting purposes as a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares will be capitalized as debt issue costs and amortized to interest expense over the term of the amended agreement. Professional fees and other related costs incurred in connection with the amendment will be expensed.

At June 30, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.4%. At June 30, 2003 there was $152.4 million outstanding on the credit facility as well as $3.5 million in letters of credit issued under the credit facility at that date.

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

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

As of June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations		Total
ASSETS
Current assets:
Cash	$—	$11,362	$1,199	$		$12,561
Accounts receivable, net	—	49,502	10,926		—	60,428
Inventories	—	11,504	—		—	11,504
Prepaid expenses and other		7,467	44		—	7,511

Total current assets	—	79,835	12,169		—	92,004
Property and equipment, net	—	42,862	148		—	43,010
Goodwill	—	41,167	—		—	41,167
Insurance deposits	—	7,937	—		—	7,937
Due from (to) affiliates	255,078	(228,366)	(26,712)		—	—
Other assets	6,177	5,453	418		—	12,048
Investment in subsidiaries	(157,533)	—	—		157,533	—

Total assets	$103,722	$(51,112)	$(13,977)		$157,533	$196,166

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,087	$1,691		$—	$13,778
Accrued liabilities	3,791	53,643	264		—	57,698
Deferred revenue	—	17,603	—		—	17,603
Current portion of long-term debt	—	1,329			—	1,329

Total current liabilities	3,791	84,662	1,955		—	90,408
Long-term debt, net of current portion	302,298	3,012	—		—	305,310
Other liabilities	—	181	—		—	181
Deferred income taxes	—	650			—	650

Total liabilities	306,089	88,505	1,955		—	396,549

Minority interests	—	—			1,984	1,984

Series B Redeemable preferred stock	7,793	—	—		—	7,793

Stockholders’ equity (deficit):
Common stock	166	82	8		(90)	166
Additional paid-in capital	135,405	54,622	20,168		(74,790)	135,405
Treasury stock	(1,239)	—	—		—	(1,239)
Accumulated deficit	(344,492)	(194,321)	(36,108)		230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)		155,549	(210,160)

	$103,722	$(51,112)	$(13,977)		$157,533	$196,166

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

As of June 30, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$9,424	$1,253	$—	$10,677
Accounts receivable, net	—	54,432	10,029	—	64,461
Inventories	—	12,178	42	—	12,220
Prepaid expenses and other	—	7,077	154	—	7,231

Total current assets	—	83,111	11,478	—	94,589

Property and equipment, net	—	47,972	560	—	48,532
Goodwill	—	41,167	77	—	41,244
Insurance deposits	—	8,228	—	—	8,228
Due from (to) affiliates	266,471	(212,236)	(54,235)	—	—
Other assets	3,031	2,794	2,290	—	8,115

Investment in subsidiaries	(170,862)	—	—	170,862	—

	$98,640	$(28,964)	$(39,830)	$170,862	$200,708

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$11,049	$2,213	—	$13,262
Accrued liabilities	10,171	61,280	2,243	—	73,694
Deferred revenue	—	16,695	—	—	16,695
Current portion of long-term debt	—	1,620	13	—	1,633

Total current liabilities	10,171	90,644	4,469	—	105,284

Long-term debt, net of current portion	294,221	4,308	—	—	298,529
Other liabilities	—	477	—	—	477
Deferred income taxes	—	1,814	(1,164)	—	650

Total liabilities	304,392	97,243	3,305	—	404,940

Minority interests	—	—	—	1,520	1,520

Stockholders’ equity (deficit):
Common stock	159	82	17	(99)	159
Additional paid-in capital	138,470	54,622	34,962	(89,584)	138,470
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(353,458)	(180,911)	(88,430)	269,341	(353,458)
Accumulated other comprehensive income (loss)	10,316	—	10,316	(10,316)	10,316

Total stockholders’ equity (deficit)	(205,752)	(126,207)	(43,135)	169,342	(205,752)

	$98,640	$(28,964)	$(39,830)	$170,862	$200,708

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$485,052	$54,070	$(18,645)	$520,477

Operating expenses:
Payroll and employee benefits	—	277,458	6,563	—	284,021
Provision for doubtful accounts	—	74,320	10,726	—	85,046
Depreciation and amortization	—	13,121	168	—	13,289
Other operating expenses	1,603	97,301	33,276	(18,645)	113,535
Restructuring and other	—	(1,401)	(20)	—	(1,421)

Total operating expenses	1,603	460,799	50,713	(18,645)	494,470

Operating income (loss)	(1,603)	24,253	3,357	—	26,007
Income from wholly-owned subsidiaries	37,224	12,488	—	(49,712)	—
Interest expense	(26,655)	(690)	(667)	—	(28,012)
Interest income	—	192	5	—	197
Other income (expense), net	—	24	122	—	146

Income (loss) from continuing operations before income taxes and minority interest	8,966	36,267	2,817	(49,712)	(1,662)
Income tax provision	—	(197)	—	—	(197)
Minority interests	—	—	—	(1,507)	(1,507)

Income (loss) from continuing operations	8,966	36,070	2,817	(51,219)	(3,366)
Income (loss) from discontinued operations	—	—	(156)	12,488	12,332

Net income (loss)	$8,966	$36,070	$2,661	$(38,731)	$8,966

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$458,281	$46,672	$(15,973)	$488,980

Operating expenses:
Payroll and employee benefits	—	261,686	7,437	—	269,123
Provision for doubtful accounts	—	69,964	7,761	—	77,725
Depreciation and amortization	—	15,128	1,139	—	16,267
Other operating expenses	—	90,167	29,086	(15,973)	103,280
Contract termination costs and related asset impairment		(7)	(100)		(107)
Restructuring and other	—	(718)	—	—	(718)

Total operating expenses	—	436,220	45,323	(15,973)	465,570

Operating income	—	22,061	1,349	—	23,410
Income from wholly-owned subsidiaries	24,812	—	—	(24,812)	—
Interest expense	(23,463)	(1,029)	(970)	—	(25,462)
Interest income	—	625	19	—	644
Other income (expense), net	—	8	—	—	8

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	1,349	21,665	398	(24,812)	(1,400)
Income tax benefit	—	2,520	—	—	2,520
Minority interests	—	—	—	(750)	(750)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,349	24,185	398	(25,562)	370
Income from discontinued operations	—	—	979	—	979

Net income before cumulative effect of change in accounting principle	1,349	24,185	1,377	(25,562)	1,349
Cumulative effect of change in accounting principle	(49,513)	(49,513)	—	49,513	(49,513)

Net income (loss)	$(48,164)	$(25,328)	$1,377	$23,951	$(48,164)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2001

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$444,960	$47,825	$(13,371)	$479,414

Operating expenses:
Payroll and employee benefits	—	261,179	10,797	—	271,976
Provision for doubtful accounts	—	74,812	12,064	—	86,876
Depreciation and amortization	—	24,116	1,625	—	25,741
Other operating expenses	—	117,644	27,616	(13,371)	131,889
Asset impairment charges	—	32,338	15,712	—	48,050
Contract termination costs and related asset Impairment charges	—	9,256	—	—	9,256
Restructuring and other	—	9,091	—	—	9,091

Total operating expenses	—	528,436	67,814	(13,371)	582,879

Operating loss	—	(83,476)	(19,989)	—	(103,465)
Loss from wholly-owned subsidiaries	(176,328)	—	—	176,328	—
Interest expense	(28,962)	(535)	(1,127)	—	(30,624)
Interest income	—	518	124	—	642
Other income (expense), net	—	(4,053)	—	—	(4,053)

Loss from continuing operations before income taxes	(205,290)	(87,546)	(20,992)	176,328	(137,500)
Income tax provision	—	(1,136)	(1)	—	(1,137)
Minority interests	—	—	—	705	705

Income (loss) from continuing operations	(205,290)	(88,682)	(30,367)	177,033	(137,932)
Loss from discontinued operations	—	—	(67,358)	—	(67,358)

Net loss	$(205,290)	$(88,682)	$(88,351)	$177,033	$(205,290)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net income	$8,966	$36,070	$2,661	$(38,731)	$8,966
Adjustments to reconcile net income to cash provided by operations —
Non-cash portion of restructuring and other	—	(1,401)	(20)	—	(1,421)
Depreciation and amortization	—	13,131	182	—	13,313
Gain on sale of property and equipment	—	(406)	(134)	—	(540)
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)		(13,732)
Provision for doubtful accounts	—	74,320	10,726	—	85,046
Deferred income taxes	—	(1,164)	1,164	—	—
Earnings of minority shareholder	—	—	—	1,507	1,507
Amortization of deferred financing costs	2,038		—	—	2,038
Amortization of debt discount	26	—	—	—	26
Other	—	(176)	—	—	(176)
Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(69,386)	(12,203)	—	(81,589)
(Increase) decrease in inventories	—	674	(18)	—	656
Increase in prepaid expenses and other	—	(391)	(85)	—	(476)
Decrease in insurance deposits	—	291	—	—	291
(Increase) decrease in other assets	1,842	(2,757)	1,041	—	126
(Increase) decrease in due to/from affiliates	(12,290)	(33,194)	8,281	37,203	—
Increase in accounts payable	—	977	568	—	1,545
Increase (decrease) in accrued liabilities and other liabilities	476	(6,532)	2,714	—	(3,342)
Increase in deferred revenue	—	908	—	—	908

Net cash provided by operating activities	1,197	10,964	1,006	(21)	13,146

Cash flows from investing activities:
Capital expenditures	—	(9,251)	(149)	—	(9,400)
Proceeds from the sale of property and equipment	—	1,780	38	—	1,818

Net cash used in investing activities	—	(7,471)	(111)	—	(7,582)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(1,555)	(14)	—	(1,569)
Cash paid for debt issuance costs	(1,583)	—	—	—	(1,583)
Distributions to minority shareholders	—	—	(914)	—	(914)
Issuance of common stock	407	—	—	—	407

Net cash used in financing activities	(1,176)	(1,555)	(928)	—	(3,659)

Effect of currency exchange rate changes on cash	(21)	—	(21)	21	(21)

Increase (decrease) in cash	—	1,938	(54)	—	1,884
Cash, beginning of year	—	9,424	1,253	—	10,677

Cash, end of year	$—	$11,362	$1,199	$—	$12,561

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(48,164)	$(25,338)	$1,377	$23,961	$(48,164)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations —
Non-cash portion of restructuring and other	—	(725)	(100)	—	(825)
Cumulative effect of change in accounting principle	—	49,513	—	—	49,513
Depreciation and amortization	—	15,128	1,082	—	16,210
(Gain) loss on sale of property and equipment	—	152	(437)	—	(285)
Provision for doubtful accounts	—	69,964	7,916	—	77,880
Deferred income taxes	—	(300)	—	—	(300)
Earnings of minority shareholder	—	—	—	750	750
Amortization of deferred financing costs	726	—	—	—	726
Amortization of discount on Senior Notes	26	—	—	—	26
Non-cash stock compensation expense	73	—	—	—	73
Other	—	(8)	—	—	(8)
Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(67,533)	(6,238)	—	(73,771)
Decrease in inventories	—	915	33	—	948
(Increase) decrease in prepaid expenses and other	(51)	(2,756)	15	—	(2,792)
Increase in insurance deposits	—	(4,492)	—	—	(4,492)
Increase in other assets	(819)	3,861	(1,171)	—	1,871
(Increase) decrease in due to/from affiliates	46,114	(19,723)	(1,982)	(24,409)	—
Increase (decrease) in accounts payable	—	1,571	(118)	—	1,453
Increase (decrease) in accrued liabilities and other liabilities	2,600	(10,632)	(1,849)	—	(9,881)
Increase in deferred revenue	—	702	—	—	702

Net cash provided by (used in) operating activities	505	10,299	(1,472)	302	9,634

Cash flows from investing activities:
Capital expenditures	—	(6,360)	(494)	—	(6,854)
Proceeds from the sale of property and equipment	—	422	600	—	1,022

Net cash provided by (used in) investing activities	—	(5,938)	106	—	(5,832)

Cash flows from financing activities:
Repayments on credit facility	(1,263)	—	—	—	(1,263)
Repayment of debt and capital lease obligations	—	(1,700)	(162)	—	(1,862)
Distributions to minority shareholders	—	—	(501)	—	(501)
Issuance of common stock	456	—	—	—	456

Net cash used in financing activities	(807)	(1,700)	(663)	—	(3,170)

Effect of currency exchange rate changes on cash	302	—	302	(302)	302

Increase (decrease) in cash	—	2,661	(1,727)	—	934
Cash, beginning of year	—	6,763	2,980	—	9,743

Cash, end of year	$—	$9,424	$1,253	$—	$10,677

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2001

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net loss	$(205,290)	$(88,682)	$(88,351)	$177,033	$(205,290)
Adjustments to reconcile net loss to cash provided by (used in) operations —
Non-cash portion of restructuring and other	—	4,092	—	—	4,092
Non-cash portion of contract termination charges	—	8,086	—	—	8,086
Non-cash asset impairment charge	—	32,339	62,014	—	94,353
Non-cash portion of loss on disposition of clinic operations	—	—	9,374	—	9,374
Depreciation and amortization	—	24,116	5,045	—	29,161
Gain on sale of property and equipment	—	(406)	(21)	—	(427)
Provision for doubtful accounts	—	74,812	13,491	—	88,303
Deferred income taxes	—	2,839	(1,889)	—	950
Losses of minority shareholder	—	—	—	(705)	(705)
Amortization of deferred financing costs	946	—	—	—	946
Amortization of debt discount	26	—	—	—	26
Non-cash charge related to joint venture	—	—	—	4,045	4,045
Other	—	7	—	—	7
Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(62,936)	(7,771)	—	(70,707)
Decrease in inventories	—	4,925	886	—	5,811
Decrease in prepaid expenses and other	403	782	320	—	1,505
(Increase) decrease in other assets	(319)	2,240	2,159	—	4,080
Increase in insurance deposits	—	(2,966)	—	—	(2,966)
(Increase) decrease in due to/from affiliates	205,744	(21,356)	(4,280)	(180,108)	—
Decrease in accounts payable	—	(2,445)	(269)	—	(2,714)
Increase in accrued liabilities and other liabilities	1,642	29,368	8,052	—	39,062
Decrease in deferred revenue	—	(264)	(18)	—	(282)

Net cash provided by (used in) operating activities	3,152	4,551	(1,258)	265	6,710

Cash flows from investing activities
Capital expenditures	—	(6,771)	997	—	(5,774)
Proceeds from the sale of property and equipment	—	1,909	60	—	1,969

Net cash provided by (used in) investing activities	—	(4,862)	1,057	—	(3,805)

Cash flows from financing activities
Repayments on credit facility, net	(3,765)	—	—	—	(3,765)
Repayment of debt and capital lease obligations	—	(2,244)	(529)	—	(2,773)
Borrowings under capital lease obligations	—	283	—	—	283
Distributions to minority shareholders	—	—	(432)	—	(432)
Issuance of common stock	348	—	—	—	348

Net cash used in financing activities	(3,417)	(1,961)	(961)	—	(6,339)

Effect of currency exchange rate changes on cash	265	—	265	(265)	265

Increase (decrease) in cash	—	(2,272)	(897)	—	(3,169)
Cash, beginning of year	—	9,035	3,877	—	12,912

Cash, end of year	$—	$6,763	$2,980	$—	$9,743

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

Debt Maturities

Aggregate maturities on long-term debt for each of the fiscal years ending June 30, including the effect of the 2003 amendment to the credit facility discussed above, are as follows (in thousands):

2004	$1,329
2005	1,428
2006	1,473
2007	152,566
2008	149,891
Thereafter	87

$306,774

The Company incurred interest expense of approximately $28.1 million, $25.5 million and $30.6 million and paid interest of approximately $25.4 million, $21.9 million and $29.0 million in the years ended June 30, 2003, 2002 and 2001, respectively.

The Company had outstanding letters of credit totaling approximately $3.5 million at June 30, 2003 and 2002 for insurance and guarantees under contracts.

(13) Income Taxes

The components of the income tax (provision) benefit applicable to continuing operations were as follows (in thousands):

	Year ended June 30,
	2003	2002	2001
Current
State	$(340)	$(130)	$(637)
Total current (provision) benefit	(340)	(130)	(637)

Deferred
Federal	—	2,650	(500)
State	143	—

Total deferred (provision) benefit	143	2,650	(500)

Total (provision) benefit	$(197)	$2,520	$(1,137)

The income tax benefit in 2002 included federal income tax refunds of $0.6 million resulting from legislation that allowed the Company to carry back a portion of its net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt.

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle as follows (in thousands):

	Year ended June 30,
	2003	2002	2001
	(in thousands)
Federal income tax (provision) benefit at statutory rate	$1,109	$753	$48,276
State taxes, net of federal benefit	(221)	(85)	(414)
Amortization of nondeductible goodwill	—	—	(698)
Change in valuation allowance	(994)	(1,951)	(47,321)
Other, net	(91)	(99)	(980)

(Provision for) benefit from income taxes	$(197)	$2,520	$(1,137)

The following table summarizes the components of the Company’s net deferred tax liability as of June 30, 2003 and 2002.

	June 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$77,389	$57,326
Capital loss carryforwards	21,045	—
Accounts receivable valuation	9,463	12,849
Restructuring and other reserves	770	31,372
Insurance claim reserves	9,692	12,639
Other	1,013	4,277
Compensation and benefits	2,395	2,480

Gross deferred tax assets	121,767	120,943

Deferred tax liabilities:
Partnership losses	(25,623)	(23,978)
Accelerated depreciation and amortization	(12,983)	(8,191)
Other	(921)	(1,441)

Gross deferred tax liabilities	(39,527)	(33,610)

Net deferred tax assets before valuation allowance	82,240	87,333
Less: Valuation allowance	(82,890)	(87,983)

Net deferred liability	$(650)	$(650)

As of June 30, 2003, the Company had net operating loss carry forwards for federal income tax purposes of approximately $200 million which begin to expire in 2008. The Company also had capital loss carryforwards for federal income tax purposes of approximately $54 million, which begin to expire in 2006. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

The Company maintains a valuation allowance for the portion of its net deferred tax assets for which it is more likely than not that the related benefits will not be realized. The valuation allowance, which totaled $82.9 million at June 30, 2003 and $88.0 at June 30, 2002, was based upon management’s analysis of available information including the net operating losses experienced in recent years. The Company will begin to release the valuation allowance when it is more likely than not that the deferred tax asset will be realized.

Cash payments (refunds) for income taxes were $0.3 million, $(2.2) million and $1.9 million during the years ended June 30, 2003, 2002 and 2001, respectively.

(14) Redeemable Preferred Stock

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

The Company recorded the Series B Shares at their estimated fair value at the date of issuance ($4.2 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series B Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B Shares is being accreted to its redemption value through December 31, 2004 with an offsetting charge to additional paid-in capital. Such accretion totaled $3.6 million during the fiscal 2003.

Series C Redeemable Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C Redeemable Preferred Stock (the “Series C Shares”) to the lenders in the credit facility. The Series C Shares are convertible into 2,839,787 common shares which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs automatically upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $11.0 million, $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs prior to January 31, 2004, between January 31, 2004 and December 31, 2004 or

December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend but such shares (and the common shares issuable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

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

(15) Stockholders’ Equity

In August 1995, the Company adopted a shareholders’ rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. In connection with the 2003 Amended Credit Facility, the Company adopted an amendment providing that ownership solely of Series B Shares or Series C Shares (or common stock issued or issuable upon conversion thereof) does not constitute a triggering event under the plan.

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

(16) Employee Benefit Plans

Employee Stock Purchase Plan

The Company established the Employee Stock Purchase Plan (the “ESPP”) through which eligible employees may purchase shares of the Company’s common stock, at semi-annual intervals, through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company has reserved 2,150,000 shares of stock for issuance under the ESPP. The purchase price per share is the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred on the Nasdaq SmallCap Market. Employees purchased 570,801, 559,668, and 273,584 shares of the Company’s common stock under the ESPP during fiscal years 2003, 2002 and 2001, respectively, at average per share prices of $0.60, $0.48 and $1.27.

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of options to acquire common stock of the Company, direct granting of the common stock of the Company (“Stock Awards”), the granting of stock appreciation rights (“SARs”), or the granting of other cash awards (“Cash Awards”) (Stock Awards, SARs and Cash Awards are collectively referred to herein as “Awards”). At June 30, 2003, the maximum number of shares of common stock issuable under the 1992 Plan was 6.0 million of which approximately 875,000 options had been exercised. Approximately 4.6 million options remain outstanding under the 1992 Plan at June 30, 2003. Options were granted as incentive stock options or non-qualified stock options.

Options and Awards were granted only to persons who at the time of grant are either key personnel of the Company or consultants and independent contractors who provide valuable services to the Company. Options that are incentive stock options may be granted only to key personnel of the Company.

The 1992 Plan, as amended, provided for the automatic grant of options whereby each non-employee member of the Board of Directors was granted an option to acquire 2,500 shares of common stock annually. Each non-employee member of the Board of Directors also received an annual automatic grant of options to acquire an additional 1,000 shares for each $0.05 increase in the Company’s earnings per share, subject to a maximum of 5,000 additional options. New non-employee members of the Board of Directors received options to acquire 10,000 shares of common stock on the date of their first appointment or election to the Board of Directors.

The terms of each Award wereestablished by the Board of Directors at the time of grant. Options granted under the 1992 Plan vest over periods not exceeding five years.

Awards granted in the form of SARs entitled the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date first exercised or surrendered. The Board of Directors determined such terms, conditions, restrictions and/or limitations, if any, on any SARs.

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million of which approximately 180,000 options have been exercised. Approximately 1.6 million of options remain outstanding under the 2002 Plan as of June 30, 2003.

Options may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company.

The terms of each Award were established by the Board of Directors at the time of grant. Options granted to date vest over periods not exceeding three years.

The following summarizes stock option activity in the 1992 Plan and the 2000 Plan:

	Year ended June 30, 2003
	Number of Shares	Exercise Price Per share	Weighted Average Exercise price
Options outstanding at beginning of year	5,198,978	$0.39 - $36.00	$ 7.79
Granted	1,697,000	$2.00 - $ 2.24	$ 2.00
Canceled	(672,216)	$0.39 - $32.88	$15.60
Exercised	(93,471)	$0.39 - $ 1.50	$ 0.69

Options outstanding at end of year	6,130,291	$0.39 - $36.00	$ 5.25

Options exercisable at end of year	4,173,976	$0.39 - $36.00	$ 7.00
Options available for grant at end of year	265,246
Weighted average fair value per share of options granted			$ 1.43

	Year ended June 30, 2002
	Number of Shares	Exercise Price Per share	Weighted Average Exercise price
Options outstanding at beginning of year	4,441,668	$1.25 - $36.00	$11.77
Granted	1,818,000	$0.39 - $ 0.86	$ 0.56
Canceled	(869,183)	$0.39 - $33.38	$14.48
Exercised	(191,507)	$0.39 - $ 1.50	$ 0.98

Options outstanding at end of year	5,198,978	$0.39 - $36.00	$ 7.79

Options exercisable at end of year	3,654,817	$0.39 - $36.00	$10.48
Options available for grant at end of year	1,750,294
Weighted average fair value per share of options granted			$0.26

	Year ended June 30, 2001
	Number of Shares	Exercise Price Per share	Weighted Average Exercise price
Options outstanding at beginning of year	3,581,992	$1.25 - $36.00	$17.35
Granted	1,582,750	$1.50 - $ 2.00	$ 1.57
Canceled	(723,074)	$1.25 - $32.25	$17.10
Exercised	—	—	—

Options outstanding at end of year	4,441,668	$1.25 - $36.00	$11.77

Options exercisable at end of year	3,190,462	$1.25 - $36.00	$14.79
Options available for grant at end of year	2,788,361
Weighted average fair value per share of options granted			$ 0.72

The following table summarizes options outstanding and exercisable at June 30, 2003 for options issued under the 1992 Plan and the 2000 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Options Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise price	Options Exercisable	Weighted Average Exercise price
$0.39 – $ 0.39	884,193	8.47	$0.39	559,045	$0.39
$0.44 - $ 0.86	694,000	8.29	$0.84	394,000	$0.83
$1.25 - $ 1.38	10,560	6.25	$1.34	10,560	$1.34
$1.50 – $ 1.50	899,082	7.14	$1.50	774,082	$1.50
$1.56 - $ 1.63	37,500	7.00	$1.60	37,500	$1.60
$2.00 - $ 2.00	1,869,965	9.01	$2.00	693,798	$2.00
$2.24 - $ 7.81	840,000	5.73	$7.01	810,000	$7.18
$8.00 - $29.00	620,648	4.42	$18,09	620,648	$18.09
$32.25 - $34.50	251,843	3.46	$32.56	251,843	$32.56
$36.00 - $36.00	22,500	3.39	$36.00	22,500	$36.00

$0.39 $36.00	6,130,291	7.39	$5.25	4,173,976	$7.00

During fiscal 2003, the Company recorded non-cash stock compensation expense totaling $139,000 relating to the modification of stock options for certain executives of the Company’s former Latin American operations. The related charges are included in income (loss) from discontinued operations in the accompanying consolidated statement of operations. During 2002, the Company recorded a non-cash charge of $73,000 in other operating expenses relating to stock options issued to non-employees in exchange for services rendered.

401(k) Plan

The Company has a contributory retirement plan (the “401(k) Plan”) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may contribute up to 17% of his or her respective salary, not to exceed the annual statutory limit. The Company, at its discretion, may elect to make matching contributions in the form of cash or the Company’s common stock to each participant’s account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds.

The Company accrued a matching contribution of approximately $1.7 million for the 401(k) Plan year ended December 31, 2000. During fiscal 2002, the Company made the decision not to make this discretionary contribution and reversed the accrual of $1.7 million to income.

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan (the ”ESOP”) in 1979 and makes related contributions at the discretion of the Board of Directors. No discretionary contributions were made during fiscal 2003, 2002 and 2001. The ESOP held approximately 4.5% and 5.0% of the outstanding common stock of the Company for the benefit of all participants, as of June 30, 2003 and 2002, respectively. The ESOP is administered by the ESOP’s Advisory Committee, consisting of certain officers of the Company.

In July 1999, the Company’s Board of Directors approved an amendment to “freeze” the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants’ accounts were fully vested as of June 30, 1999. The Company does not intend to make any contributions to the ESOP in the future.

(17) Commitments And Contingencies

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

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has a portfolio of surety bonds that is renewed annually. The Company has $10.1 million of surety bonds outstanding as of June 30, 2003.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases (including leases with terms of less than one year) was approximately $11.5 million in fiscal 2003 and 2002 and $12.1 million in fiscal 2001.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2004	$7,760
2005	6,638
2006	5,446
2007	3,835
2008	2,832
Thereafter	8,833

Total	$35,344

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

Additionally, some of the Company’s agreements with customers require the Company to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate the Company to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of material defaults or other certain circumstances, or (iii) provide surety bonds issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or letters of credit. With respect to such surety bonds, the Company is also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

In addition to granting the filing exception through September 30, 2003, the Panel specifically required the Company to timely file all periodic reports with the Securities and Exchange Commission and Nasdaq for all reporting periods ending on or before March 31, 2004. Should the Company miss a filing deadline in accordance with the exception, it will not be entitled to a new hearing on the matter and its securities may be delisted from The Nasdaq SmallCap Market. In the event the Company fails to comply with any continued listing requirement during the exception period, it will be provided with written notice of the deficiency and an opportunity to present a definitive plan to address the issue prior to the Panel’s decision as to whether continued listing is appropriate.

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

(18) Financial Instruments

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximates the related fair values due to the short-term maturities of these instruments. The carrying value of notes payable and capital lease obligations approximate the related fair values as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities. The fair value of the Senior Notes was determined by the market price as of June 30, 2003. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the 2002 Amended Credit Facility to arrive at its estimated fair value. The fair value of the Company’s Series B Redeemable Preferred Stock was determined by reference to the market price for the Company’s common stock at June 30, 2003. A comparison of the fair value and carrying value of the Senior Notes and 2002 Amended Credit Facility is as follows (in thousands):

	As of June 30,
	2003		2002
	Fair value	Recorded value	Fair value	Recorded value
Credit Facility	$121,936	$152,420	$93,840	$144,369
Senior Notes	$119,902	$149,878	$97,404	$149,852
Series B Redeemable Preferred Stock	$2,433	$7,793	N/A	N/A

(19) Segment Reporting

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

	Medical Transportation and Related Services	Fire and Other	Total
Year ended June 30, 2003
Net revenues from external customers	$442,076	$78,401	$520,477
Segment profit (loss)	$48,723	$8,206	$56,929
Segment assets	$58,782	$1,646	$60,428

	Medical Transportation And related Services	Fire and Other	Total
Year ended June 30, 2002
Net revenues from external customers	$416,313	$72,667	$488,980
Segment profit (loss)	$50,828	$6,633	$57,461
Segment assets	$62,867	$1,594	$64,461

	Medical Transportation and Related Services	Fire and Other	Total
Year ended June 30, 2001
Net revenues from external customers	$404,045	$75,369	$479,414
Segment profit (loss)	$(71,099)	9,224	$(61,875)
Segment assets	$69,013	1,124	70,137

A reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	2003	2002	2001
		(As Restated*)
Segment profit (loss)	$56,929	$57,461	$(61,875)
Unallocated corporate overhead	(17,487)	(17,776)	(19,902)
Depreciation and amortization	(13,289)	(16,267)	(25,741)
Interest expense	(28,012)	(25,462)	(30,624)
Interest income	197	644	642

Income (loss) from continuing operations before income taxes, minority interest, and cumulative effect of change in accounting principle	$(1,662)	$(1,400)	$(137,500)

A reconciliation of segment assets to total assets is as follows (in thousands):

	2003	2002	2001
		(As Restated*)
Segment assets	$60,428	$64,461	$70,137
Cash	12,561	10,677	9,743
Inventories	11,504	12,220	13,173
Prepaid expenses and other	8,498	7,231	4,430
Property and equipment, net	43,010	48,532	57,999
Goodwill	41,167	41,244	90,757
Other assets	12,048	8,115	14,031
Insurance deposits	6,950	8,228	3,736

	$196,166	$200,708	$264,006

*	Refer to Note 2 Restatement of Consolidated Financial Statements.

(19) Related Party Transactions

The Company incurred legal fees of approximately $16,000, $138,000 and $130,000 in fiscal 2003, 2002 and 2001, respectively, with a law firm in which a member of the Board of Directors is a partner.

The Company incurred rental expense of approximately $69,000 in fiscal 2003, 2002 and 2001 related to leases of fire and ambulance facilities with a director of the Company.

The Company incurred consulting fees of approximately $89,000, $89,000 and $99,000 in fiscal 2003, 2002 and 2001, respectively, with a director of the Company.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

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

During the third quarter of fiscal 2003, we determined that our accounts receivable balance was materially overstated and that our net revenue and provision for doubtful accounts applicable to prior periods also required adjustment. The fact that our internal controls did not identify the related financial statement errors prior to that time is considered to represent a material weakness as defined under standards established by the American Institute of Certified Public Accountants. As a result of these matters, we determined that our consolidated financial statements for years prior to fiscal 2003 required restatement. See Note 2 to our Consolidated Financial Statements.

We have taken the steps necessary to strengthen our internal controls to address this situation. We have completed extensive analyses and have instituted new procedures relating to the evaluation of the adequacy of our allowance for doubtful accounts, including the enhanced utilization of historical collection experience within each of our service areas as well as the involvement of representatives of the accounting, finance and billing departments in the evaluation process. As of the date of this report, we believe the actions implemented have corrected the material weakness in the internal controls discussed in the preceding paragraphs.

We carried out an evaluation as of June 30, 2003, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are reasonably designed and operating effectively to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods. Other than the internal control matters discussed in the preceding paragraphs, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Proposal to Elect Directors - Nominees” as set forth in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation

The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading “Director Compensation and Other Information” and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Principal Stockholders, Directors and Officers” as set forth in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services – Not applicable.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

		Page
(i)	Financial Statements

	(1) Report of Independent Auditors	59
	Report of Independent Auditors	60
	(2) Consolidated Financial Statements
	Consolidated Balance Sheet at June 30, 2003 and 2002	61
	Consolidated Statement of Operations for the Years Ended June 30, 2003, 2002, and 2001	62
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended June 30, 2003, 2002, and 2001	63
	Consolidated Statement of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001	64
	Notes to Consolidated Financial Statements	65

(ii)	Financial Statement Schedules
	All schedules have been omitted on the basis that the required information is included in the Notes to Consolidated Financial Statements or because such schedules are not otherwise applicable.

(iii)	Exhibits

	See index to exhibits below.

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended June 30, 2003:

Report on Form 8-K filed with the Commission on May 15, 2003 relating to a press release issued by the Company states that it needed to increase its allowance for discounts and doubtful accounts, and that there would be a delay in filing its quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Report on Form 8-K filed with the Commission on May 21, 2003 relating to a press release issued by the Company states that it postponed its fiscal 2003 third-quarter announcement scheduled for May 21, 2003, and that it determined the charge related to its allowance for Medicare, Medicaid and contractual discounts and doubtful accounts in the range of $35 to $45 million would require a restatement of its financial statements of prior years.

Report on Form 8-K filed with the Commission on May 23, 2003 relating to a notice received from the Nasdaq Listing Qualifications Department states that it had not filed its Form 10-Q for the quarter ended March 31, 2003 as required by the Nasdaq SmallCap Market Rule 4310(c)(14) and that the Company intended to request a hearing to appeal the Nasdaq staff determination to delist the Company’s common stock from the Nasdaq SmallCap Market.

(c) Exhibits

Exhibit No.	Description of Exhibit

2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993 (1)

3.1(a)	Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 23, 1995; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003 (28)

3.1(b)	Rights Agreement dated as of October 30, 2002 between the Registrant and American Securities Transfer, Inc., the Rights Agent (6)

3.1(c)	Amendment No. 1 to the Rights Agreement dated as of August 23, 1995 between the Registrant and American Securities Transfer, Inc., the Rights Agent (27)

3.1(d)	Amendment No. 2 dated as of September 26, 2003 to the Rights Agreement dated as of August 23, 1995 between the Company and Computershare Trust Company, Inc. (successor to American Securities Transfer, Inc.), the Rights Agent (28)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share (1)

4.2	Indenture dated as of March 16, 1998, by and among the Company, the subsidiaries acting as Guarantors thereto, and the First National Bank of Chicago, as Trustee (9)

4.3	Form of Global Note (included in Exhibit 4.2) (9)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors (9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP (26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP (28)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended (1) **

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994 (2) **

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994 (3) **

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant (1) *

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998 (12) *

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant (12)

10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000 (16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997 (1)

10.16(l)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective July 1, 2001 (23) **

10.16(n)	Employment Agreement by and between the Registrant and John S. Banas III, effective April 23, 2001 (20) **

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) John S. Banas III, dated September 27, 2002 (27) **

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998 (1) **

10.18(a)	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (12) **

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1) **

10.22	Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990 (1)

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997 (21) **

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement (3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral (11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement (10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001 (22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001 (24)

10.64	Stock Purchase Agreement for the sale of Argentine and related Latin American subsidiaries, effective as of September 27, 2002 (25)

10.65	Stock Purchase Agreement for the sale of our Bolivian subsidiaries, effective as of September 27, 2002 (25)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement (26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent (28)

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of Singer Lewak Greenbaum and Goldstein, LLP *

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.

(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

	By:	/s/ JACK E. BRUCKER
Jack E. Brucker
President and Chief Executive Officer
October 14, 2003

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ COR J. CLEMENT	Chairman of the Board of Directors	October 14, 2003
Cor J. Clement

/s/ LOUIS G. JEKEL	Vice Chairman of the Board of Directors	October 14, 2003
Louis G. Jekel

/s/ JACK E. BRUCKER	President, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2003
Jack E. Brucker

/s/ MICHAEL S. ZARRIELLO Michael S. Zarriello	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2003

/s/ MARY ANNE CARPENTER	Director	October 14, 2003
Mary Anne Carpenter

/s/ WILLIAM C. TURNER	Director	October 14, 2003
William C. Turner

/s/ HENRY G. WALKER	Director	October 14, 2003
Henry G. Walker

/s/ LOUIS A. WITZEMAN	Director	October 14, 2003
Louis A. Witzeman