Form 10-K/A
period 2003-06-30
RURAL METRO CORP /DE/
filed 2003-10-28
CIK 906326

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

As of October 3, 2003, there were 16,500,090 shares of the registrant’s Common Stock outstanding.

Rural/Metro Corporation hereby adds Part III to its Annual Report on Form 10-K for the year ended June 30, 2003.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Name	Age	Positions with the Company

Cor J. Clement, Sr.	55	Chairman of the Board and Director (3)

Jack E. Brucker	51	President, Chief Executive Officer and Director

John S. Banas III	41	Senior Vice President and General Counsel

Michael S. Zarriello	53	Senior Vice President and Chief Financial Officer

Barry D. Landon	56	President of Southwest Ambulance and Senior Vice President of National Billing and Collections

Randall L. Harmsen	52	Vice President of Finance

Mary Anne Carpenter	58	Director (1) (2) (4)

Louis G. Jekel	62	Vice Chairman of the Board, Secretary and Director

William C. Turner	74	Director (1) (2) (3) (4)

Henry G. Walker	56	Director (1) (2) (3) (4)

Louis A. Witzeman	78	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Corporate Governance Committee.

(3)	Member of the Executive Committee.

(4)	Member of the Audit Committee.

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

Michael S. Zarriello was appointed Senior Vice President and Chief Financial Officer effective July 24, 2003. Prior to joining the Company, Mr. Zarriello was a Senior Managing Director of Jesup & Lamont Securities Corporation, and President of Jesup & Lamont Merchant Partners LLC from 1998 to 2003, both of which are investment banking firms. From 1989 to 1997, Mr. Zarriello was a Managing Director-Principal of Bear Stearns & Co., Inc., and from 1989 to 1991 he served as Chief Financial Officer of the Principal Activities Group that invested Bear Stearns’ capital in middle market companies. Mr. Zarriello serves as a member of the boards of directors of Digital Angel Corp. and Good Samaritan Hospital in Suffern, NY. He also serves on the Board of Directors and Audit Committee for Bon Secoures Charity Health System in New York.

Barry D. Landon has served as Senior Vice President of National Billing and Collections since May 2002, and Vice President of National Billing and Collections from May 2000 to May 2002. Mr. Landon also has served as the President of Southwest Ambulance since November 1999. Mr. Landon served as Director of National Billing from February 1998 to May 2000. Prior to joining the Company, Mr. Landon served as Chief Financial Officer of SW General, Inc., d/b/a Southwest Ambulance, from 1987 through February 1998, which was acquired by the Company on June 30, 1997.

Randall L. Harmsen has served as Vice President of Finance since July 2000. Mr. Harmsen served as Vice President of Network Management and Chief Financial Officer for United Healthcare of Arizona Inc. in Phoenix, Arizona, from 1997 until the time he joined our Company. From 1994 to 1997, he was Vice President of Finance for Carondelet Health Care Corporation in Tucson, Arizona. From 1989 to 1994, Mr. Harmsen served as Chief Financial Officer for Presbyterian Healthcare Services in Albuquerque, New Mexico; and from 1977 to 1989, he was Chief Financial Officer for St. Luke’s Hospital in Davenport, Iowa.

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

Henry G. Walker has been a member of our Board of Directors since September 1997. Since April 1997, he has served as President and Chief Executive Officer of the Sisters of Providence Health System, comprised of hospitals, long-term care facilities, physician practices, managed care plans, and other health and social services. From 1996 to March 1997, Mr. Walker served as President and Chief Executive Officer of Health Partners of Arizona, a state-wide managed care company. From 1992 to 1996, he served as President and Chief Executive Officer of Health Partners of Southern Arizona, a healthcare delivery system. Mr. Walker is a member of the National Advisory Council of the Healthcare Forum, and also serves as a director of Consolidated Catholic Healthcare, a private non-profit company.

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

Summary of Cash and Other Compensation

The following table sets forth the total compensation received for services rendered to us in all capacities for the fiscal years ended June 30, 2001, 2002, and 2003 by our Chief Executive Officer and our three most highly compensated executive officers who were in office at June 30, 2003.

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position at Year-end	Year	Salary ($) (1)		Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)(2)
Jack E. Brucker Chief Executive Officer and President	2003 2002 2001	$ $ $	600,000 594,615 447,077	$ $ $	430,000 307,000 43,600	— 125,000 200,000	$ $	— 3,400 3,200

John S. Banas III Senior Vice President and General Counsel	2003 2002 2001	$ $ $	305,538 267,692 207,800	$ $ $	135,000 84,000 18,020	100,000 80,000 150,000	$	— 2,400 —

Barry D. Landon Senior Vice President of National Billing and Collections	2003 2002 2001	$ $ $	232,523 209,231 199,039	$ $ $	100,000 87,500 87,500	— 70,000 30,000		— — —

Randall L. Harmsen Vice President of Finance	2003 2002 2001	$ $ $	191,877 200,000 182,577	$ $	83,250 64,750 —	70,000 60,000 20,000	$	— 3,373 —

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.
(2)	Consists of company-matching contributions to our 401(k) plan paid in cash.

Option Grants

The following table represents the options granted to the listed officers in the last fiscal year and the value of the options.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date	Grant Date Present Value ($)(2)
Jack E. Brucker	—	0.0%	—	—	$0
John S. Banas III	100,000	5.6%	$2.00	10/24/2012	$139,986
Barry D. Landon	—	0.0%	—	—	$0
Randall L. Harmsen	70,000	3.9%	$2.00	10/24/2012	$97,990

(1)	Except as otherwise indicated, all of the options vest and become exercisable as follows: 33% at grant date in October 2002, 33% in October 2003 and 34% in October 2004.

(2)	The hypothetical present value of the options at the date of grant was determined using the Black-Scholes option pricing model. The Black-Scholes model estimates the present value of an option by considering a number of factors, including the exercise price of the option, the volatility of our common stock, the dividend rate, the term of the option, the time it is expected to be outstanding, and interest rates. The Black-Scholes values were calculated using the following assumptions: (a) risk-free interest rate of 1.61%; (b) a dividend yield of 0.00%; (c) an expected life of the option after vesting of 1.21 years; and (d) an expected volatility of 143.51%.

Option Holdings

The following table represents certain information with respect to the options held by the listed officers as of June 30, 2003.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Options Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the- Money Options at Fiscal Year- End (2)
	Shares Acquired on Exercise of Stock Options(#)	Value Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack E. Brucker	—	—	406,000	0	$38,750	$0
John S. Banas III	—	—	254,168	93,332	$40,534	$20,266
Barry D. Landon	—	—	120,767	23,333	$35,467	$17,733
Randall L. Harmsen	—	—	83,334	66,666	$30,400	$15,200

(1)	Calculated based on the market price at exercise multiplied by the number of options exercised less the total exercise price of the options exercised.

(2)	Calculated based on $1.15, which was the closing sales price of our common stock as quoted on the Nasdaq Small Cap Market on June 30, 2003, multiplied by the number of applicable shares in-the-money less the total exercise price.

Employment Agreements

Jack E. Brucker: Effective July 1, 2001, we entered into an employment agreement with Jack E. Brucker, our President and Chief Executive Officer, for a five-year term expiring July 1, 2006, which automatically renews for one-year periods thereafter. As of July 1, 2003, Mr. Brucker receives a base salary of $650,000, and participates in our stock option plans and other generally available benefit programs. In addition, Mr. Brucker participates in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Brucker’s employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment agreement for good reason, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period equal to the greater of (i) two years, or (ii) five years minus the number of days between July 1, 2001, and the effective date of termination of employment. If Mr. Brucker terminates his employment agreement without good reason (and for reasons other than health considerations), he will not receive any severance benefits and will pay us a sum equal to the net base salary received by him during the period equal to the greater of (i) two years preceding termination of employment, or (ii) five years minus the number of days between July 1, 2001 and the effective date of the termination of employment.

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

John S. Banas III: In April 2001, we entered into an employment agreement with Mr. John S. Banas III to become our Senior Vice President and General Counsel for a two-year term expiring April 23, 2003, which automatically renews for one-year periods thereafter. As of January 1, 2003, Mr. Banas receives a base salary of $312,000, and is entitled to participate in our stock option plans and our other generally available benefit programs. Mr. Banas is also entitled to participate in our management incentive program that provides bonuses to executive officers and other members of management based upon our achieving certain financial and operating goals as well as the achievement of individual objectives established for each participant. Mr. Banas’ employment agreement provides that should we terminate his employment agreement without cause, should he terminate his employment agreement for good reason, should we not renew his employment agreement without cause, should he not renew his employment agreement for good reason, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period of 24 months. If Mr. Banas terminates his employment agreement without good reason, he will not receive any severance benefits.

Under the employment agreement, Mr. Banas has agreed not to compete against us after the termination of the employment agreement for a period of 24 months after the effective date of the termination of employment. Mr. Banas may elect to shorten such non-compete period to 12 months. Upon such election we will no longer be required to pay Mr. Banas any severance benefits. In addition, if Mr. Banas is receiving severance benefits under the employment agreement and he elects to solicit clients, employees, or otherwise competes with us at any time after his termination of employment or discloses confidential information, we will no longer be obligated to pay Mr. Banas any severance benefits.

Michael S. Zarriello: Michael S. Zarriello was appointed Senior Vice President and Chief Financial Officer effective July 24, 2003. The Company has verbally agreed with Mr. Zarriello that he will have an employment agreement substantially similar to the form of Mr. Banas’ employment agreement, with an initial base salary of $300,000 and an initial term of two years.

Randall L. Harmsen: In June 2000, we entered into an employment agreement with Mr. Harmsen for a term expiring December 31, 2000, which agreement automatically renews for one-year periods thereafter. Mr. Harmsen receives a base salary of $192,400, and he is entitled to participate in our management incentive program, stock option plans and other generally available benefit programs. Mr. Harmsen’s employment agreement provides that should his employment agreement terminate or fail to be renewed without cause or for good reason, as defined, or should we propose to modify his employment agreement in a manner which gives him good reason to terminate the employment agreement, he will receive his base salary and other benefits for 12 months. If Mr. Harmsen terminates his employment agreement without good reason, he will not receive any severance benefits. Mr. Harmsen has agreed not to compete against us for 24 months after the effective date of termination.

Change of Control Agreements

Change of control agreements entered into by Messrs. Brucker, Banas and Harmsen provide that in the event of a change of control and the surviving entity or individuals in control do not offer such persons employment, terminate their employment without cause, or such persons terminate their employment for good reason, such persons will receive a sum equal to (A) 200% (150% in the case of Mr. Harmsen) of (i) their applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to them during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under such employee’s employment agreement. In addition, each executive would be entitled to receive certain benefits, including the acceleration of exercisability of their stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. Pursuant to the terms of the change of control agreements, the health and other benefits received under the change of control agreement by such executive will be reduced or eliminated to the extent such benefits are received under the executive’s employment agreement. In addition, the change of control agreements place a ceiling on the aggregate amount of benefits any executive may receive under the agreement. Each executive will receive an amount equal to 2.99 times the amount of annualized includable compensation received by the executive as determined under the Internal Revenue Code. Any payments received under the change of control agreement may be reduced by amounts we pay such executive under their respective employment agreements. The Company verbally agreed with Mr. Zarriello that he will become a party to a change of control agreement substantially similar to Mr. Banas’ change of control agreement.

For purposes of the change of control agreements, “good reason” includes a reduction of their respective duties and/or salary or the surviving entity’s failure to assume their respective employment and change of control agreements. For purposes of the change of control agreements, a “change of control” includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of our then outstanding voting securities; (ii) during any two-year period, our Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who were directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by our stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets.

Director Compensation and Other Information

Officers who serve on the Board of Directors receive no additional compensation. We paid a director’s fee in fiscal 2003 to Mr. Clement, our Chairman of the Board of Directors, of $45,000 plus reimbursement for expenses for each Board or committee meeting he attended. We also pay a director’s fee in fiscal 2003 to Mr. Jekel, our Vice-Chairman of the Board of Directors, of $30,000. We pay all other non-employee Board members, with the exception of Mr. Witzeman, an annual retainer of $15,000. Mr. Witzeman receives compensation for consulting services, which includes serving on the Board of Directors. Non-employee directors, with the exception of Messrs. Clement, Jekel and Witzeman, also receive $1,000 for each Board meeting attended, $500 for each Board meeting participated in telephonically, $500 for each committee meeting attended, and $250 for each committee meeting participated in telephonically. We also pay $2,500 annually to any non-employee chairman of each of the committees of the Board of Directors. Under the terms of our 1992 Stock Option Plan, which expired in November 2002, non-employee directors received (i) stock options to purchase 10,000 shares upon their first election to the Board of Directors and options to purchase 2,500 shares at the meeting of the Board of Directors held immediately after the annual meeting of stockholders (except that the Chairman of the Board receives stock options to acquire 5,000 shares), and (ii) each year each non-employee Board member received stock options to acquire a number of shares equal to 1,000 shares for each $0.05 increase in our earnings per share over the previous fiscal year, subject to a maximum of 5,000 shares of stock per non-employee Board member. See “Certain Relationships and Related Transactions.” In fiscal 2003, we granted to the following individuals options to purchase the following shares of common stock in connection with our earnings per share over the previous fiscal year: 5,000 to Messrs. Clement, Jekel, Turner, Walker, Witzeman, and Ms. Carpenter. The options have an exercise price of $2.24 per share.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2003, our Compensation Committee consisted of Messrs. Walker, and Turner and Ms. Carpenter, currently directors of the Company.

ITEM 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock Ownership Table

The following table sets forth certain information with respect to beneficial ownership of our common stock on October 20, 2003 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled “Executive Compensation;” (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.

Name of Beneficial Owner	Amount Beneficially Owned (1)(2)(3)		Percent (2)
Jack E. Brucker	431,000	(4)	2.5%
John S. Banas, III	328,646	(4)	2.0%
Mary Anne Carpenter	30,000	(4)	*
Cor J. Clement, Sr.	42,000	(4)	*
Randall L. Harmsen	195,053	(4)	*
Louis G. Jekel	133,463	(5)	*
Barry D. Landon	144,100	(4)	*
William C. Turner	45,500	(4)	*
Henry G. Walker	32,500	(4)	*
Louis A. Witzeman	153,606	(6)	*
Michael S. Zarriello	0		0
Executive officers and directors as a group (10 persons)	1,535,868		8.7%
5% Stockholders:
Banque Carnegie Luxembourg S.A. (7) 5, Place de la Gare L-1616 Luxembourg Grand-Duchy of Luxembourg	2,409,950		14.9%

* Less than 1%

(1)	Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The percentages shown are calculated based upon 16,506,756 shares of common stock outstanding on October 20, 2003. The number and percentages shown include the shares of common stock actually owned as of October 20, 2003 and the shares of common stock that the identified person or group had a right to acquire within 60 days after October 20, 2003. In calculating the percentage ownership, shares that the identified person or group had the right to acquire within 60 days after October 20, 2003 are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.
(3)	Excludes 2,303 fully vested shares of common stock held by the ESOP for the benefit of Mr. Landon, who has sole voting power with respect to such shares.
(4)	Includes shares of common stock issuable upon exercise of stock options with respect to the following persons: Mr. Brucker, 406,000 shares; Mr. Banas, 314,167 shares; Ms. Carpenter, 30,000 shares; Mr. Clement, 30,000 shares; Mr. Harmsen, 126,667 shares; Mr. Landon, 144,100 shares; Mr. Turner, 37,500 shares; and Mr. Walker, 32,500 shares.
(5)	Includes 85,963 shares of common stock, of which 74,299 are held by the Louis G. Jekel Trust dated July 25, 1996. Also includes 51,250 shares of common stock issuable upon exercise of stock options.
(6)	Includes 106,106 shares, of which 36,062 shares are held by the Louis Witzeman, Jr. Family Investments Limited Partnership, and 70,044 shares are held by the Witzeman Family Trust. Also includes 51,250 shares of common stock issuable upon exercise of stock options.
(7)	Information is based solely on a Schedule 13G, filed December 3, 2002, that was filed jointly by Banque Carnegie Luxembourg S.A., Carnegie Global Healthcare Fund Management Company S.A., Carnegie Bank A/S, D Carnegie & Co. AB and Carnegie Kapitalforvaltning AB, reporting their beneficial ownership as a group.

Preferred Stock Ownership Table

The following table sets forth certain information known to us with respect to beneficial ownership of our Series B Redeemable Preferred Stock (the “Series B Shares”) and Series C Redeemable Preferred Stock (the “Series C Shares”) on October 20, 2003.

Name and Address of Beneficial Owner	Number of Series B Shares Owned	Percentage of Series B Shares Owned	Number of Shares of Series C Shares Owned	Percentage of Series C Shares Owned	Common Shares Issuable upon Conversion of Series B and Series C Shares(1)	Percentage of Common Stock Owned Upon Conversion of Series B and Series C Shares(2)
Tennenbaum Capital Partners, LLC, SVIM/MSM II, LLC and Tennenbaum & Co., LLC, Michael E. Tennenbaum (3) 11100 Santa Monica Bldg. Suite 210 Los Angeles, CA 90025	91,950.352	43.4%	169,124	59.6%	2,610,743	12.2%
Stephen Feinberg (4) c/o Cerberus Partners, L.P. 299 Park Avenue Floor 21-23 New York, NY 10171	62,445.135	29.5%	114,855	40.4%	1,773,001	8.3%
GE Capital CFE, Inc. 6 High Ridge Park Bldg 6C Stamford, CT 06927	34,609.794	16.4%	0	0.0%	346,097	1.6%
Pam Capital Ltd. 13455 Noel Road Suite 1300 Dallas, TX 75240	22,543.719	10.7%	0	0.0%	225,437	1.1%

(1)	At our election, each of the Series B and C Shares is convertible into 10 common shares. Because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. If such approval is obtained, we intend to cause conversion of the Series B and C Shares into common shares promptly following receipt of such approval. The Series B and C Shares carry voting rights as if such shares were converted into common stock. The conversion ratio is subject to adjustment if we issue common stock or securities convertible into common stock for consideration less than the fair market value of such securities at the time of such transaction. For additional information regarding the Series B and C Shares, see note 14 to our consolidated financial statements.
(2)	Post-conversion ownership percentages assume simultaneous conversion of all outstanding Series B and Series C Shares. Subject to stockholder approval of an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock (as discussed in note 1), we anticipate that all outstanding Series B and Series C Shares will be converted into common shares simultaneously upon notice from us to the holders thereof. While the actual date of conversion, if any, is not known, the percentages shown are calculated based upon the 16,506,756 shares of common stock outstanding on October 20, 2003.

(3)	Information is based solely on a Schedule 13G filed jointly on October 3, 2003 by Michael E. Tennenbaum, SVIM/MSMII, LLC and Tennenbaum & Co., LLC, reporting their beneficial ownership as a group.
(4)	The securities reported are held by Cerberus Partners, L.P., a Delaware limited partnership (“Cerberus”). Based solely on information provided to us by Cerberus, Stephen Feinberg possesses sole power to vote and direct the disposition of all securities of the company held by Cerberus. Thus, for the purposes of Reg. Section 240.13d-3, Stephen Feinberg is deemed to beneficially own the securities of the company held by Cerberus.

Equity Compensation Plan Information

The following table represents securities authorized for issuance under our equity compensation plans at June 30, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by stockholders:	4,575,516	(1)	$8.67	238,344	(2)
Equity compensation plan not approved by stockholders (3):	1,554,775		$1.06	265,246

Total	6,130,291		$6.99	503,590

(1)	Excludes purchase rights accruing under the Employee Stock Purchase Plan (“ESPP”) under which we have issued 1,911,656 shares of our common stock to our employees. Under the ESPP, the sales price of the shares of our common stock is equal to 85% of the closing price of the stock on the first day or last day of the offering period or the nearest prior day on which trading occurred on the Nasdaq SmallCap Market.
(2)	Includes 238,344 shares of our common stock available for future issuance under the ESPP.
(3)	Consistent with applicable law and Nasdaq listing requirements, our 2000 Non-Qualified Stock Option Plan has not been submitted for approval by our stockholders. For a description of the 2000 Non-Qualified Stock Option Plan, refer to note 16 to our consolidated financial statements.

ITEM 13.	Certain Relationships and Related Transactions

We paid approximately $16,000 during the year ended June 30, 2003 for legal services to Jekel & Howard, of which Lou Jekel, a member of our Board of Directors, is a principal.

Louis A. Witzeman, a member of our Board of Directors, is our founder and served as our Chief Executive Officer until 1980. Mr. Witzeman was paid approximately $69,000 during the year ended June 30, 2003 under four leases for fire and ambulance stations. These leases may be cancelled by us at any time. Mr. Witzeman received $89,000 during the fiscal year ended June 30, 2003 for fire protection and EMS advisory and consulting services and for serving on the Board of Directors. We also provide Mr. Witzeman with an automobile for personal use.

We were not in compliance with certain of the covenants contained in our credit facility at June 30, 2002. Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 Series B Shares. We further violated certain financial and reporting covenants as a result of the restatement of our financial statements during fiscal 2003. Effective September 26, 2003, we entered into the 2003 Amended Credit Facility with our lenders which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 Series C Shares. For additional information regarding these transactions, see note 12 to our consolidated financial statements and Item 7 – Management’s Discussion and Analysis.

ITEM 15.	Exhibits

(a) Exhibits

31.1	Certification Pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

*	Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER

Jack E. Brucker President and Chief Executive Officer

October 28, 2003