Form 10-Q
period 2003-09-30
RURAL METRO CORP /DE/
filed 2003-11-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At November 6, 2003, there were 16,506,756 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2003

Part I. Financial Information

Restatement of Consolidated Financial Statements

We identified certain accounting matters relating to our consolidated financial statements for years prior to 2003 that required restatement. The matters subject to the restatement, which are summarized below and discussed in Note 1 to the consolidated financial statements, increased our accumulated deficit by $37.9 million at June 30, 2002 after consideration of the related income tax effects. The restatement adjustments were necessary to (i) adjust the provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in prior years and to reduce our accounts receivable balance through March 31, 2003, (ii) defer enrollment fees charged to new subscribers under our fire protection service contracts and to recognize such fees over the estimated customer relationship period and (iii) expense professional fees incurred in the first quarter of fiscal 2003 in connection with the 2002 Amended Credit Facility rather than amortizing them over the term of the facility. These restatements resulted in a reduction of net income of $3.4 million for the three months ended September 30, 2002.

We adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprises, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders’ deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46. The consolidation of SDMSE resulted in an increase in revenue of $5.8 million for the three months ended September 30, 2002.

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	September 30 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets
Cash	$4,279	$12,561
Accounts receivable, net of allowance for doubtful accounts of $54,307 and $48,422 at September 30, 2003 and June 30, 2003, respectively	64,521	60,428
Inventories	11,696	11,504
Prepaid expenses and other	6,968	7,511

Total current assets	87,464	92,004
Property and equipment, net	41,310	43,010
Goodwill	41,167	41,167
Insurance deposits	8,274	7,937
Other assets	14,632	12,048

	$192,847	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,658	$13,778
Accrued liabilities	52,274	57,698
Deferred revenue	18,552	17,603
Current portion of long-term debt	1,384	1,329

Total current liabilities	82,868	90,408
Long-term debt, net of current portion	305,122	305,310
Other liabilities	105	181
Deferred income taxes	650	650

Total liabilities	388,745	396,549

Minority interest	2,258	1,984

Series B redeemable preferred stock	8,994	7,793

Series C redeemable preferred stock	3,436	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Common stock	168	166
Additional paid-in capital	134,371	135,405
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(343,886)	(344,492)

Total stockholders’ equity (deficit)	(210,586)	(210,160)

	$192,847	$196,166

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2003 and 2002

(Unaudited)

(In thousands, except per share amounts)

	2003	2002
		(As Restated*)
Net revenue	$133,838	$126,256

Operating expenses:
Payroll and employee benefits	71,874	69,343
Provision for doubtful accounts	21,498	20,815
Depreciation and amortization	2,932	3,394
Other operating expenses	27,903	26,144

Total operating expenses	124,207	119,696

Operating income	9,631	6,560
Interest expense	(8,014)	(5,911)
Interest income	29	27

Income from continuing operations before income taxes and minority interest	1,646	676
Income tax provision	(90)	(55)
Minority interest	(274)	(878)

Income (loss) from continuing operations	1,282	(257)
Income (loss) from discontinued operations (including gain on the disposition of Latin American operations of $12,488 in 2002)	(676)	13,010

Net income	606	12,753
Less: Accretion of redeemable preferred stock	(1,201)	—

Net income (loss) applicable to common stock	$(595)	$12,753

Income (loss) per share
Basic -
Income (loss) from continuing operations after accretion of redeemable preferred stock	$0.00	$(0.02)
Income (loss) from discontinued operations	(0.04)	0.81

Net income (loss)	$(0.04)	$0.79

Diluted -
Income (loss) from continuing operations after accretion of redeemable preferred stock	$0.00	$(0.02)
Income (loss) from discontinued operations	$(0.03)	0.81

Net income (loss)	$(0.03)	$0.79

Average number of shares outstanding - Basic	16,399	15,994

Average number of shares outstanding - Diluted	17,286	15,994

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Three Months Ended September 30, 2003 and 2002

(Unaudited)

(In Thousands)

	2003	2002
		(As Restated*)
Cash flows from operating activities:
Net income	$606	$12,753
Adjustments to reconcile net income to cash used in operating activities -
Non-cash portion of gain on disposition of Latin American operations	—	(13,732)
Depreciation and amortization	3,363	3,448
(Gain) loss on sale of property and equipment	22	(172)
Provision for doubtful accounts	21,852	21,538
Earnings of minority shareholder	274	878
Amortization of deferred financing costs	735	446
Amortization of debt discount	6	6
Change in assets and liabilities -
Increase in accounts receivable	(25,945)	(19,844)
(Increase) decrease in inventories	(192)	493
Decrease in prepaid expenses and other	542	37
Increase in insurance deposits	(337)	(154)
Decrease in other assets	156	2,019
Decrease in accounts payable	(3,120)	(1,918)
Decrease in accrued liabilities and other liabilities	(4,365)	(8,318)
Increase in deferred revenue	949	711

Net cash used in operating activities	(5,454)	(1,809)

Cash flows from investing activities:
Capital expenditures	(1,241)	(2,011)
Proceeds from the sale of property and equipment	33	214

Net cash used in investing activities	(1,208)	(1,797)

Cash flows from financing activities:
Repayments on credit facility	(1,000)	—
Repayment of debt and capital lease obligations	(274)	(356)
Cash paid for debt modification costs	(515)	(391)
Issuance of common stock	169	156

Net cash used in financing activities	(1,620)	(591)

Effect of currency exchange rate changes on cash	—	(21)

Decrease in cash	(8,282)	(4,218)
Cash, beginning of period	12,561	10,677

Cash, end of period	$4,279	$6,459

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

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

(1)	Restatement of Quarterly Financial Statements

The Company has restated its quarterly financial statements for the three months ended September 30, 2002 for the following:

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

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers is reflected as a reduction of net revenue while the portion relating to uncollectible accounts is reflected as an adjustment to the provision for doubtful accounts. The after-tax effect of the related restatement adjustments increased the Company’s accumulated deficit as of June 30, 2002 by $36.6 million.

Enrollment Fees: The Company charges an enrollment fee for new subscribers under its fire protection service contracts. The Company previously recognized these enrollment fees at the time of billing but has subsequently determined that such fees should be deferred and recognized over the estimated customer relationship period of nine years.

The Company determined that its consolidated financial statements of prior years required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased the Company’s deferred revenue and accumulated deficit as of June 30, 2002 by $1.3 million. The effect of the restatement adjustments on the Company’s operating income in fiscal 2003 was immaterial.

Professional Fees: The Company determined that professional fees incurred in the first quarter of fiscal 2003 in connection with the September 2002 modification to its credit facility should have been expensed rather than amortized over the term of the facility. Accordingly, the results for the first quarter of fiscal 2003 have been restated for this matter.

San Diego Medical Services Enterprise LLC: During fiscal 1998, the Company entered into an agreement with the City of San Diego to provide all emergency and non-emergency medical transport services and in connection therewith, San Diego Medical Services Enterprises LLC (“SDMSE”) was formed. The Company owns 50% of SDMSE and appoints two of SDMSE’s five directors. The City owns the remaining 50% and appoints the remaining three directors. A

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

wholly owned subsidiary of the Company contracts with SDMSE to provide operational and administrative support as well as billing and collection services.

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

The Company ceased operating in certain of its medical transportation and related service areas. The results of those service areas have been included in discontinued operations for the three months ended September 30, 2003 and 2002. Included in the reconciliation below is the effect of the reclassification of the discontinued operations on the results of amounts previously reported for the three months ended September 30, 2002.

A summary of the financial statement amounts for the three-months ended September 30, 2002 impacted by the restatement adjustments and the reclassification of discontinued operations is as follows. Net cash provided by operating activities as previously reported for fiscal 2003 was not impacted by the restatement adjustments.

	As Previously Reported	Restatement Adjustments		As Restated	Accounting Change (C)	Less Discontinued Operations (D)	As Reported
		(A)	(B)
Three months ended September 30, 2002
Net revenue	$125,565	$(1,174)	$—	$124,391	$5,787	$(3,922)	$126,256
Provision for doubtful accounts	18,725	615	—	19,340	2,198	(723)	20,815
Operating income	9,754	(1,789)	(1,603)	6,362	876	(678)	6,560
Net income	16,145	(1,789)	(1,603)	12,753	—	—	12,753
Diluted income per share	$1.01	$(0.12)	$(0.10)	$0.79	$—	$—	$0.79

Restatement Adjustments:

(A)	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

(B)	To expense professional fees incurred in connection with the September 2002 credit facility amendment which were being amortized over the term of the related agreement.

(C)	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(D)	Represents reclassification of results from reporting units that ceased operations in the first quarter of fiscal 2004.

The restatement adjustments relating to medical transportation accounts receivable outlined above caused the Company to violate the minimum tangible net worth covenant contained in its 2002 Amended Credit Facility. This situation also resulted in a delay in the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused the Company to not be in compliance with the financial reporting covenants contained in its

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit facility as amended on September 30, 2002 (2002 Amended Credit Facility) as well as the indenture relating to the Senior Notes described in Note 5. As described in Note 5, the Company negotiated a further amendment to its credit facility effective September 30, 2003 (2003 Amended Credit Facility). As a result of such amendment, all previous instances of identified non-compliance with respect to the credit facility were permanently waived.

(2)	Interim Results

In the opinion of management, the unaudited consolidated financial statements for the three-month periods ended September 30, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2003 has been derived from the consolidated balance sheet of the Company but does not include all of the disclosures required by generally accepted accounting principles.

(3)	Liquidity

During the three months ended September 30, 2003, the Company had net income of $0.6 million compared with net income of $12.8 million in the three months ended September 30, 2002. Net income in the three months ended September 30, 2002 included a $12.5 million gain related to the disposition of the Company’s Latin American operations. The Company’s operating activities used cash totaling $5.5 million in the three months ended September 30, 2003 and $1.8 million in the three months ended September 30, 2002. Cash used in operating activities was affected in each of the three months ended September 30, 2003 and 2002 by the semi–annual interest payment of $5.9 million related to the Senior Notes.

At September 30, 2003, the Company had cash of $4.3 million, debt of $306.5 million and a stockholders’ deficit of $210.6 million. The Company’s long-term debt includes $149.9 million of 7 7/8% Senior Notes due 2008, $152.6 million outstanding under its credit facility due December 31, 2006, $3.5 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 5, the Company was not in compliance with certain of the covenants contained in its revolving credit facility at June 30, 2002. On September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company’s Series B redeemable preferred stock.

As also discussed in Note 5, the Company violated certain financial covenants as a result of the restatement of its financial statements. Additionally, the restatement resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes. Effective September 30, 2003, the Company entered into the 2003 Amended Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from December 31, 2004 to

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of the Company’s Series C redeemable preferred stock.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2004. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(4)	Accounting for Stock Based Compensation

At September 30, 2003, the Company had two stock compensation plans. One of those plans expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,
	2003	2002
		(As Restated*)
Net income (loss) applicable to common stock	$(595)	$12,753
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect effect	(323)	(87)

Pro forma net income (loss) applicable to common stock	$(918)	$12,666

Income (loss) per share:
Basic - as reported	$(0.04)	$0.79

Basic - pro forma	$(0.06)	$0.79

Diluted - as reported	$(0.03)	$0.79

Diluted - pro forma	$(0.05)	$0.79

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Long-term Debt

The Company’s long-term debt consists of the following at September 30, 2003 and June 30, 2003 (in thousands):

	September 30, 2003	June 30, 2003
7 7/8% senior notes due 2008	$149,885	$149,877
Credit facility due December 2006	152,555	152,420
Note payable to former joint venture partner, monthly payments through June 2006	3,481	3,722
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	585	620

	306,506	306,639
Less: Current maturities	(1,384)	(1,329)

	$305,122	$305,310

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

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable preferred stock described in Note 6.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $3.0 million at September 30, 2003.

As a result of the restatement discussed in Note 1 and the related increase in the Company’s stockholders’ deficit, the Company was not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q for the quarter ended March 31, 2003.

The Company entered into the 2003 Amended Credit Facility effective September 30, 2003 with its lenders pursuant to which, among other things, all prior identified covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 30, 2002 amendment were revised to levels consistent with the Company’s current business levels and outlook. The revised financial covenants include: total debt leverage ratio (set at 6.88 at September 30, 2003); minimum tangible net worth (set at a $280.0 million deficit at September 30, 2003); fixed charge coverage ratio (set at 1.10 at September 30, 2003); a limitation on annual capital expenditures (set at $11.0 million for fiscal year 2004); and, a limitation on annual operating lease expense equivalent to 3.10% of consolidated net revenue for the last twelve months. The compliance levels for the first four covenants outlined above are set at varying levels as specified in the related agreement. At September 30, 2003, the Company had a debt leverage ratio of 6.20, a deficit of $252.9 million, a fixed charge coverage ratio of 1.16, capital expenditures of $5.0 million and an operating lease expense equivalent of 2.2% of consolidated net revenue, as defined in the credit facility agreement. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, the Company paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable preferred stock described in Note 6. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 Amended Credit Facility.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs totaling $0.3 million incurred in connection with the amendment were expensed.

At September 30, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.1%. At September 30, 2003 there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility at that date.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of September 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$3,459	$820	$—	$4,279
Accounts receivable, net	—	53,887	10,634	—	64,521
Inventories	—	11,696	—	—	11,696
Prepaid expenses and other	—	6,967	1	—	6,968

Total current assets	—	76,009	11,455	—	87,464

Property and equipment, net	—	41,150	160	—	41,310
Goodwill	—	41,167	—	—	41,167
Due from (to) affiliates	245,410	(218,583)	(26,827)	—	—
Insurance deposits	—	8,274	—	—	8,274
Other assets	9,393	5,035	204	—	14,632
Investment in subsidiaries	(149,036)	—	—	149,036	—

	$105,767	$(46,948)	$(15,008)	$149,036	$192,847

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$9,566	$1,092	$—	$10,658
Accrued liabilities	1,484	50,758	32	—	52,274
Deferred revenue	—	18,064	488	—	18,552
Current portion of long-term debt	—	1,384	—	—	1,384

Total current liabilities	1,484	79,772	1,612	—	82,868

Long-term debt, net of current portion	302,439	2,683	—	—	305,122
Other liabilities	—	105	—	—	105
Deferred income taxes	—	650	—	—	650

Total liabilities	303,923	83,210	1,612	—	388,745

Minority interest	—	—	—	2,258	2,258

Series B redeemable preferred stock	8,994	—	—	—	8,994

Series C redeemable preferred stock	3,436	—	—	—	3,436

Stockholders’ equity (deficit)
Common stock	168	82	8	(90)	168
Additional paid-in capital	134,371	54,622	20,168	(74,790)	134,371
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(343,886)	(184,862)	(36,796)	221,658	(343,886)

Total stockholders’ equity (deficit)	(210,586)	(130,158)	(16,620)	146,778	(210,586)

	$105,767	$(46,948)	$(15,008)	$149,036	$192,847

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$11,362	$1,199	$—	$12,561
Accounts receivable, net	—	49,502	10,926	—	60,428
Inventories	—	11,504	—	—	11,504
Prepaid expenses and other	—	7,467	44	—	7,511

Total current assets	—	79,835	12,169	—	92,004
Property and equipment, net	—	42,862	148	—	43,010
Goodwill	—	41,167	—	—	41,167
Due from (to) affiliates	255,078	(228,366)	(26,712)	—	—
Insurance deposits	—	7,937	—	—	7,937
Other assets	6,177	5,453	418	—	12,048
Investment in subsidiaries	(157,533)	—	—	157,533	—

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$12,087	$1,691	$—	$13,778
Accrued liabilities	3,791	53,643	264	—	57,698
Deferred revenue	—	17,603	—	—	17,603
Current portion of long-term debt	—	1,329	—	—	1,329

Total current liabilities	3,791	84,662	1,955	—	90,408
Long-term debt, net of current portion	302,298	3,012	—	—	305,310
Other liabilities	—	181	—	—	181
Deferred income taxes	—	650	—	—	650

Total liabilities	306,089	88,505	1,955	—	396,549

Minority interest	—	—	—	1,984	1,984

Series B redeemable preferred stock	7,793	—	—	—	7,793

Stockholders’ equity (deficit)
Common stock	166	82	8	(90)	166
Additional paid-in capital	135,405	54,622	20,168	(74,790)	135,405
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated Deficit	(344,492)	(194,321)	(36,108)	230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)	155,549	(210,160)

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$127,248	$11,803	$(5,213)	$133,838

Operating expenses
Payroll and employee benefits	—	71,293	581	—	71,874
Provision for doubtful accounts	—	18,935	2,563	—	21,498
Depreciation and amortization	—	2,913	19	—	2,932
Other operating expenses	252	24,581	8,283	(5,213)	27,903

Total operating expenses	252	117,722	11,446	(5,213)	124,207

Operating income (loss)	(252)	9,526	357	—	9,631
Equity in earnings of subsidiaries	8,771	—	—	(8,771)	—
Interest expense	(7,913)	89	(190)	—	(8,014)
Interest income	—	28	1	—	29

Income from continuing operations before income taxes and minority interest	606	9,643	168	(8,771)	1,646
Income tax provision	—	(90)	—	—	(90)
Minority interest	—	—	(274)	—	(274)

Income (loss) from continuing operations	606	9,553	(106)	(8,771)	1,282
Loss from discontinued operations	—	(94)	(582)	—	(676)

Net income (loss)	$606	$9,459	$(688)	$(8,771)	$606

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2002

(in thousands)

(As Restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$119,367	$11,026	$(4,137)	$126,256

Operating expenses
Payroll and employee benefits	—	68,949	394	—	69,343
Provision for doubtful accounts	—	18,585	2,230	—	20,815
Depreciation and amortization	—	3,367	27	—	3,394
Other operating expenses	1,603	21,723	6,955	(4,137)	26,144

Total operating expenses	1,603	112,624	9,606	(4,137)	119,696

Operating income (loss)	(1,603)	6,743	1,420	—	6,560
Equity in earnings of subsidiaries	20,077	—	—	(20,077)	—
Interest expense, net	(5,721)	(11)	(179)	—	(5,911)
Interest income	—	25	2	—	27

Income from continuing operations before income taxes and minority interest	12,753	6,757	1,243	(20,077)	676
Income tax provision	—	(55)	—	—	(55)
Minority interest	—	—	—	(878)	(878)

Income from continuing operations	12,753	6,702	1,243	(20,955)	(257)
Income from discontinued operations	—	226	296	12,488	13,010

Net income	$12,753	$6,928	$1,539	$(8,467)	$12,753

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended September 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities:
Net income (loss)	$606	$9,459	$(688)	$(8,771)	$606
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities -
Depreciation and amortization	—	2,927	436	—	3,363
Loss on sale of property and equipment	—	22	—	—	22
Provision for doubtful accounts	—	19,110	2,742	—	21,852
Earnings of minority shareholder	—	—	—	274	274
Amortization of deferred financing costs	735	—	—	—	735
Amortization of debt discount	6	—	—	—	6
Change in assets and liabilities -
Increase in accounts receivable	—	(23,495)	(2,450)	—	(25,945)
Increase in inventories	—	(192)	—	—	(192)
Decrease in prepaid expenses and other	—	499	43	—	542
Increase in insurance deposits	—	(337)	—	—	(337)
(Increase) decrease in other assets	—	357	(201)	—	156
(Increase) decrease in due to/from affiliates	1,171	(9,783)	115	8,497	—
Decrease in accounts payable	—	(2,521)	(599)	—	(3,120)
Decrease in accrued liabilities and other liabilities	(1,172)	(2,961)	(232)	—	(4,365)
Increase in deferred revenue	—	461	488	—	949

Net cash provided by (used in) operating activities	1,346	(6,454)	(346)	—	(5,454)

Cash flow from investing activities:
Capital expenditures	—	(1,207)	(34)	—	(1,241)
Proceeds from the sale of property and equipment	—	32	1	—	33

Net cash used in investing activities	—	(1,175)	(33)	—	(1,208)

Cash flow from financing activities:
Repayments on credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(274)	—	—	(274)
Cash paid for debt issuance costs	(515)	—	—	—	(515)
Issuance of common stock	169	—	—	—	169

Net cash used in financing activities	(1,346)	(274)	—	—	(1,620)

Decrease in cash	—	(7,903)	(379)	—	(8,282)
Cash, beginning of period	—	11,362	1,199	—	12,561

Cash, end of period	$—	$3,459	$820	$—	$4,279

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended September 30, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow operating activities:
Net income	$12,753	$6,928	$1,539	$(8,467)	$12,753
Adjustments to reconcile net income to cash provided by (used in) operations -
Depreciation and amortization	—	3,396	52	—	3,448
Gain on sale of property and equipment	—	(36)	(136)	—	(172)
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)	—	(13,732)
Provision for doubtful accounts	—	19,115	2,423	—	21,538
Earnings of minority shareholder	—	—	—	878	878
Amortization of deferred financing costs	446	—	—	—	446
Amortization of discount on Senior Notes	6	—	—	—	6
Change in assets and liabilities -
Increase in accounts receivable	—	(16,930)	(2,914)	—	(19,844)
(Increase) decrease in inventories	—	512	(19)	—	493
(Increase) decrease in prepaid expenses and other	—	140	(103)	—	37
Increase in insurance deposits	—	(154)	—	—	(154)
(Increase) decrease in other assets	1,203	(241)	1,057	—	2,019
(Increase) decrease in due to/from affiliates	(11,463)	(8,565)	12,460	7,568	—
Increase (decrease) in accounts payable	—	(2,079)	161	—	(1,918)
Decrease in accrued liabilities and other liabilities	(2,828)	(5,250)	(240)	—	(8,318)
Increase in deferred revenue	—	224	487	—	711

Net cash provided by (used in) operating activities	256	(2,940)	896	(21)	(1,809)

Cash flow from investing activities:
Capital expenditures	—	(1,866)	(145)	—	(2,011)
Proceeds from the sale of property and equipment	—	176	38	—	214

Net cash used in investing activities	—	(1,690)	(107)	—	(1,797)

Cash flow from financing activities:
Repayment of debt and capital lease obligations	—	(384)	28	—	(356)
Cash paid for debt modification costs	(391)	—	—	—	(391)
Issuance of common stock	156	—	—	—	156

Net cash used in financing activities	(235)	(384)	28	—	(591)

Effect of currency exchange rate changes on cash	(21)	—	(21)	21	(21)

Increase (decrease) in cash	—	(5,014)	796	—	(4,218)
Cash, beginning of period	—	9,424	1,253	—	10,677

Cash, end of period	$—	$4,410	$2,049	$—	$6,459

*	Refer to Note, 1 Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Redeemable Preferred Stock

The Company’s restated certificate of incorporation includes authorization to issue 2,000,000 shares of the Company’s $.01 par value preferred stock. The preferred stock may be issued in one or more series as determined by the Company’s Board of Directors.

Series B Redeemable Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B Redeemable Preferred Stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are convertible into 2,115,490 common shares, which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $12.5 million or $15.0 million depending on whether such sale or liquidation event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend but such shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series B Shares at their estimated fair value at the date of issuance ($4.2 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series B Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B Shares is being accreted to its redemption value through December 31, 2004 with an offsetting charge to additional paid-in capital. Such accretion totaled $1.2 million for the three months ended September 30, 2003.

Series C Redeemable Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C Redeemable Preferred Stock (the “Series C Shares”) to the lenders in the credit facility. The Series C Shares are convertible into 2,839,787 common shares, which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs automatically upon notice from the Company; however, because a sufficient number of common shares are not

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $11.0 million, $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs prior to January 31, 2004, between January 31, 2004 and December 31, 2004 or after December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend but such shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series C Shares at their estimated fair value at the date of issuance ($3.4 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series C Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series C Shares will be accreted to its redemption value through December 31, 2006 with an offsetting charge to additional paid-in capital, which will approximate $0.5 million per quarter.

(7)	Discontinued Operations

Due to deteriorating economic conditions and the continued devaluation of the local currency, the Company reviewed its strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that it would benefit from focusing on its domestic operations. Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of the Company’s Latin American operations totaled $12.5 million and is included in income from discontinued operations for the three months ended September 30, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $2.1 million for the three months ended September 30, 2002. Fire and other revenue for these operations totaled $0.3 million for the three months ended September 30, 2002. The Company’s Latin American operations generated a loss of $156,000 for the three months ended September 30, 2002. The results of operations of the Company’s former Latin American operations have been classified as discontinued operations in the accompanying consolidated statement of operations for the three months ended September 30, 2002.

In addition to the disposal of the Company’s Latin American operations discussed above, during the first quarter of fiscal 2004, the Company ceased operating in certain of its medical transportation and related service areas. The results of those service areas have been included in discontinued operations for the three months ended September 30, 2003 and 2002. Net revenue for these service areas totaled $1.7 million and $3.9 million for the three months ended

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002, respectively. These service areas generated a loss of $0.7 million in the three months ended September 30, 2003 and net income of $0.7 million in the three months ended September 30, 2002.

(8)	Restructuring Charge and Other

During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges as well as other related charges totaling $9.1 million. The remaining restructuring reserve related to the 2001 restructuring charge totaled $0.5 million and $0.6 million of lease termination costs as of September 30, 2003 and June 30, 2003, respectively. The change in the reserve relates to lease payments made during the quarter. Such payments will be made through December 2006.

(9)	Net Income (Loss) Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three-month periods ended September 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2003	2002
		(As Restated*)
Income (loss) from continuing operations	$1,282	$(257)
Less: Accretion of redeemable preferred stock	(1,201)	—

Income (loss) from continuing operations after accretion of redeemable preferred stock	$81	$(257)

Average number of shares outstanding - Basic	16,399	15,994
Add: Incremental shares for:
Dilutive effect of stock options	887	—

Average number of shares outstanding - Diluted	17,286	15,994

Income (loss) per share - Basic
Income (loss) from continuing operations after accretion of redeemable preferred stock	$0.00	$(0.02)

Income (loss) per share - Diluted
Income (loss) from continuing operations after accretion of redeemable preferred stock	$0.00	$(0.02)

*	Refer to Note, 1 Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the loss from continuing operations in the three months ended September 30, 2002, the anti-dilutive effects of approximately 1.8 million option shares, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have been excluded from the calculation of diluted earnings per share. Such options totaled 5.0 million and 3.0 million for the three months ended September 30, 2003 and 2002, respectively.

Effective October 1, 2002, the loss per share has been impacted by the accretion of the Series B redeemable preferred stock to its redemption value as described in Note 6. Effective October 1, 2003 the loss per share will also be impacted by the accretion of the Series C redeemable preferred stock to its redemption value as described in Note 6. Additionally, upon approval of the stockholders of an increase in authorized common shares and notice from the Company of its intention to convert the Series B and Series C redeemable preferred stock, 4,955,277 common shares will be included in the denominator of the diluted earnings per share calculation.

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

The accounting policies used in the preparation of the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company’s measure of segment profitability is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization and minority interest. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the information required to be presented by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (in thousands):

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Medical Transportation and Related Services	Fire and Other	Total
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net revenues from external customers	$113,783	$20,055	$133,838
Segment profit	13,859	2,623	16,482
Segment assets	63,126	1,395	64,521

THREE MONTHS ENDED SEPTEMBER 30, 2002 (As Restated*)
Net revenues from external customers	$105,701	$20,555	$126,256
Segment profit	9,913	1,731	11,644
Segment assets	60,433	1,754	62,187

A reconciliation of segment profit to income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
		(As Restated*)
Segment profit	$16,482	$11,644
Unallocated corporate overhead	(3,919)	(1,690)
Depreciation and amortization	(2,932)	(3,394)
Interest expense	(8,014)	(5,911)
Interest income	29	27

Income from continuing operations before income taxes and minority interest	$1,646	$676

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of September 30,
	2003	2002
		(As Restated*)
Segment assets	$64,521	$62,187
Cash	4,279	6,459
Inventories	11,696	11,666
Prepaid expenses and other	6,968	7,000
Property and equipment, net	41,310	46,524
Goodwill	41,167	41,167
Insurance deposits	8,274	8,381
Other assets	14,632	11,701

	$192,847	$195,085

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

(11)	Recently Issued Accounting Pronouncements

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument, and thus require reclassification as liabilities and measurement at the amount of cash that would be paid under the conditions in the applicable entity organization agreement if settlement of the respective minority interests occurred at the reporting date. The Company’s consolidated financial statements includes a minority interest that meets the standard’s definition of mandatorily redeemable financial instruments. This mandatorily redeemable minority interest represents an interest held by a third party in a consolidated limited liability company (LLC), where the terms of the underlying LLC agreement provides for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and the Company on a pro rata basis in accordance with the LLC agreement. The termination date of the Company’s mandatorily redeemable minority interest is currently June 30, 2005.

On November 7, 2003, the FASB issued FASB Staff Position (FSP) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite lived subsidiaries, but retained the related disclosure provisions. The settlement value of the Company’s mandatorily redeemable minority interest is estimated to be $2.3 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle the minority interest assuming an orderly liquidation of the finite-lived consolidated LLC on September 30, 2003, net of estimated liquidation costs. The corresponding carrying value of

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the minority interest in SDMSE at September 30, 2003 is $2.3 million, and is included in the balance sheet caption ‘Minority interest’.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of our mandatorily redeemable minority interest at its settlement value at a later date.

(12)	Commitments and Contingencies

Medicare Fee Schedule

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI — 1%) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

The Company currently believes that the Medicare Ambulance Fee Schedule will have a neutral net impact on its medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its operations. These rules could, however, result in contract renegotiations or other actions to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, cash flows, and results of operations. Changes in reimbursement policies, or other governmental actions, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company’s cost structure relative to increases in the Consumer Price Index (CPI), or costs incurred to implement any further mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has a portfolio of surety bonds that is renewed annually. The Company has $11.1 million of surety bonds outstanding as of September 30, 2003.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, and cash flows or results of operations. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities in excess of its deductible or self-

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insured retention arising out of such claims. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against the Company and its current and former officers and directors. The appeal was dismissed as premature on October 27, 2003. The court has yet to consider and rule upon defendant Arthur Andersen’s motion to dismiss.

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

The Company has been subject to investigations in the past relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperated fully with the government agencies that conducted these investigations. Those reviews cover periods prior to the Company’s acquisition of certain operations as well as periods subsequent to acquisition. Management believes that the remedies existing under specific purchase agreements along with reserves established for specific contingencies are sufficient so that the ultimate outcome of these matters would not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Nasdaq Listing

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified the Company that it was not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed the Company’s announcement on May 14, 2003 that it would delay filing its Form 10-Q for the quarter ended March 31, 2003 due to the need to restate its consolidated financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. The Company announced that it would file the applicable Form 10-Q upon finalization of the related restatement adjustments.

The Company subsequently submitted its request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider its continued listing. The hearing was held June 19, 2003, where the Company presented its basis for a temporary exception to the filing requirement in order to complete its related analysis.

On July 17, 2003, Nasdaq informed the Company that the Panel had made a determination. In its decision to grant an exception, the Panel determined that the Company’s securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing its Form 10-Q for the quarter ended March 31, 2003 and its Form 10-K for the fiscal year ended June 30, 2003.

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

On September 29, 2003, the Company issued a press release indicating that the filing of its Form 10-K for fiscal 2003 would be delayed. The Company also filed a Form 12b-25 request with the SEC for an extension to file its Form 10-K on or before October 14, 2003. Due to such delayed filing, the Company formally requested, on September 30, 2003, that the Panel permit it to comply with their July 17, 2003 decision by filing both the Form 10-K for fiscal 2003 and the Form 10-Q for the quarter ended March 31, 2003 on or before October 14, 2003. On October 7, 2003 the Panel informed the Company that its requested modification to their July 17, 2003 decision was granted.

On October 20, 2003, Nasdaq informed the Company that it had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that the Company does not meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. The Company has submitted a plan for compliance and is currently awaiting a response from Nasdaq.

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

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as amended.

Restatement of Quarterly Financial Statements

We have restated our quarterly financial statements for the three-month period ended September 30, 2002.

Accounts Receivable

As described in Note 1 to our consolidated financial statements, we determined that collections on accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated and the aggregate amount of provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in such prior years were inadequate. The inadequacy of such provisions caused our period-end allowance for doubtful accounts through March 31, 2003 to be understated and our accounts receivable to be overstated. We determined that this situation was primarily attributable to inaccurate assumptions utilized in the provision estimation process in use prior to fiscal 2001 as well as in the process utilized to assess the adequacy of the allowance for doubtful accounts through March 31, 2003.

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The portion of the restatement adjustments relating to discounts applicable to Medicare, Medicaid and other third-party payers has been reflected as a reduction of net revenue in the respective periods while the portion relating to uncollectible accounts has been reflected as an adjustment to the provision for doubtful accounts in the respective periods. The after-tax effect of the related restatement adjustments increased our accumulated deficit as of June 30, 2002 by $36.6 million.

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

We determined that our consolidated financial statements of prior years required restatement as a result of this matter. The after-tax effect of the related restatement adjustments increased our deferred revenue and accumulated deficit as of June 30, 2002 by $1.3 million. The effect of the restatement adjustments on our operating income (loss) in fiscal 2003 was immaterial.

Professional Fees

We determined that professional fees incurred in the first quarter of fiscal 2003 in connection with the September 2002 modification to our credit facility should have been expensed rather than amortized over the term of the facility. Accordingly, the results for the first quarter of fiscal 2003 have been restated for this matter.

San Diego Medical Services Enterprise LLC

We adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprises, LLC, (SDMSE) the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46.

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

Medical Transportation Revenue Recognition — Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. Discounts are estimated based on historical collection data, historical write-off activity and current relationships with payers, within each service area. Estimated discounts are translated into a percentage of gross revenue, which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $43.0 million and $38.7 million for the three months ended September 30, 2003 and 2002, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue — Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected uncollectible percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $21.8 million and $21.5 million for the three months ended September 30, 2003 and 2002, respectively.

Workers’ Compensation Reserves — Beginning May 1, 2002, we began purchasing corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be adjusted upward or downward at certain intervals based upon a retrospective review of incurred losses. Each of these annual policies covers all workers’ compensation claims made by employees of our domestic subsidiaries. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claims relating to these policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $10.3 million and $11.3 million at September 30, 2003 and June 30, 2003, respectively.

General Liability Reserves — We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.5 million and $13.9 million at September 30, 2003 and June 30, 2003, respectively.

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

Our goodwill balances are reviewed annually (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired). Goodwill impairment is reviewed using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Contractual Obligations and Other Commitments

We have certain cash contractual obligations related to our debt instruments that come due at various times. In addition, we have other commitments in the form of standby letters of credit and surety bonds. We have contractual obligations related to our credit facility after the September 30, 2003 amendment of $152.6 million and Senior Notes of $150.0 million, as well as other commitments related to standby letters of credit of $2.5 million and preferred stock redemption amounts totaling the greater of $25.0 million or the value of the common shares into which the Series B and Series C shares would otherwise have been convertible at their respective redemption dates. Other contractual obligations for capital leases and notes payable and operating leases as well as commitments related to surety bonds are consistent with those reported on our 2003 Form 10-K, as amended.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

Net revenue increased approximately $7.5 million, or 5.9%, from $126.3 million for the three months ended September 30, 2002 to $133.8 million for the three months ended September 30, 2003.

Medical Transportation and Related Services — Medical transportation and related service revenue from continuing operations increased $8.1 million, or 7.7%, from $105.7 million for the three months ended September 30, 2002 to $113.8 million for the three months ended September 30, 2003. This increase is primarily comprised of a $7.4 million increase in same service area revenue attributable to rate increases, call screening and other factors. Additionally, there was a $1.7 million increase in revenue related to new contracts offset by a $1.0 million decrease related to service areas identified for closure in fiscal 2001 and closed in fiscal 2003.

Total transports from continuing operations, including alternative transportation, increased 5,000, or 1.7%, from approximately 300,000 (approximately 275,000 ambulance and approximately 25,000 alternative transportation) for the three months ended September 30, 2002 to approximately 305,000 (approximately 280,000 ambulance and approximately 25,000 alternative transportation) for the three months ended September 30, 2003. Transports in areas that we served in both the three months ended September 30, 2003 and 2002 increased by approximately 2,000 transports. Additionally there was an increase of approximately 4,000 transports related to new contracts.

Fire and Other — Fire protection services revenue decreased by $0.2 million, or 0.6%, from $17.9 million for the three months ended September 30, 2002 to $17.7 million for the three months ended September 30, 2003. Fire protection services revenue activity included an increase of $0.6 million related to rate and utilization increases in our subscription fire programs offset by a decrease in forestry revenue of $0.6 million. We experienced a particularly active wildfire season in the first quarter of fiscal 2003.

Other revenue increased by $0.1 million or 4.5%, from $2.2 million for the three months ended September 30, 2002 to $2.3 million for the three months ended September 30, 2003. Other revenue changes relate to changes in the composition of revenue from dispatch, fleet, billing, training and home health care services.

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefit expenses increased approximately $2.6 million, or 3.8%, from approximately $69.3 million for the three months ended September 30, 2002 to $71.9 million for the three months ended September 30, 2003. The increase is primarily related to increased health insurance costs of $0.6 million primarily due to increased health insurance claims, increased workers’ compensation expense of $0.6 million due to increased insurance rates and general wage increases. Payroll and employee benefits, as a percentage of net revenue was 53.6% for the three months ended September 30, 2003 compared to 54.9% for the three months ended September 30, 2002. We expect we will continue to experience increasing expenses related to health insurance and workers’ compensation costs due to increasing healthcare costs and insurance premiums.

Provision for Doubtful Accounts — The provision for doubtful accounts increased $0.7 million, or 3.4%, from $20.8 million, or 16.5% of net revenue, for the three months ended September 30, 2002 to $21.5 million, or 16.1% of net revenue, for the three months ended September 30, 2003. The increase in the provision for doubtful accounts is related to the increase in medical transportation and related service revenue.

The provision for doubtful accounts on ambulance and alternative transportation service revenue was 18.9% for the three months ended September 30, 2003 and 19.3% for the three months ended September 30, 2002. The decrease in the provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue relates to the changes in the mix of the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts.

Depreciation and Amortization—Depreciation and amortization decreased $0.5 million, or 14.7%, from $3.4 million for the three months ended September 30, 2002 to $2.9 million for the three months ended September 30, 2003. The decrease is primarily due to assets becoming fully depreciated. Depreciation was 2.7% and 2.2% of net revenue for the three months ended September 30, 2002 and 2003, respectively.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. Other operating expenses increased approximately $1.8 million, or 6.9%, from $26.1 million for the three months ended September 30, 2002 to $27.9 million for the three months ended September 30, 2003. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $1.4 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories. Other operating expenses increased slightly from 20.7% of net revenue for the three months ended September 30, 2002 to 20.8% of net revenue for the three months ended September 30, 2003.

Interest Expense — Interest expense increased by $2.1 million, or 35.6%, from $5.9 million for the three months ended September 30, 2002 to $8.0 million for the three months ended September 30, 2003. This increase was primarily caused by increased effective rates due to the renegotiation of the credit facility on September 30, 2002. Amortization of deferred financing costs totaled $0.7 million in the three months ended September 30, 2003. In addition, the average rate charged on the credit facility, including additional amounts accrued due to noncompliance with covenants, increased from 7.0% for the three months ended September 30, 2002 to 10.2% for the three months ended September 30, 2003. The principal balance on the credit facility was $152.4 million at September 30, 2002 compared to $152.6 million at September 30, 2003. See further discussion of the 2003 Amended Credit Facility in “Liquidity and Capital Resources.”

Income Taxes — We recorded income tax provisions of $90,000 and $55,000 for the three months ended September 30, 2003 and 2002, respectively. The provisions for the three months ended September 30, 2003 and 2002 are primarily related to provisions for state income taxes.

Income (loss) from discontinued operations — Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million for the three months ended September 30, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to our Latin American operations totaled $2.1 million for the three months ended September 30, 2002. Fire and other revenue for these operations totaled $0.3 million for the three months ended September 30, 2002. Our Latin American operations generated a loss of $156,000 for the three months ended September 30, 2002. The results of operations of our former

In addition to the disposal of our Latin American operations discussed above, in the first quarter of fiscal 2004, we ceased operating in certain of its medical transportation and related service areas. Net revenue for these service areas totaled $1.7 million and $3.9 million for the three months ended September 30, 2003 and 2002, respectively. These service areas generated a loss of $0.7 million in the three months ended September 30, 2003 and net income of $0.7 million in the three months ended September 30, 2002.

Liquidity and Capital Resources

During the three months ended September 30, 2003, we recorded net income of $0.6 million compared with net income of $12.8 million for the three months ended September 30, 2002. Net income for the three months ended September 30, 2002 included a gain on the disposal of our Latin American operations of $12.5 million. Cash used in operating activities totaled $5.5 million for the three months ended September 30, 2003 and $1.8 million for the three months ended September 30, 2002. Cash used in operating activities was affected in each of the three months ended September 30, 2003 and 2002 by the semi-annual interest payment of $5.9 million related to the Senior Notes.

At September 30, 2003, we had cash of $4.3 million, total debt of $306.5 million and a stockholders’ deficit of $210.6 million. Our total debt at September 30, 2003 included $149.9 million of our 7 7/8% Senior Notes due 2008, $152.6 million outstanding under our credit facility, $3.5 million payable to a former joint venture partner and $0.6 million of capital lease obligations.

As discussed in Note 5 to our consolidated financial statements, we were not in compliance with certain of the covenants contained in our credit facility at June 30, 2002. On September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable preferred stock.

As also discussed in Note 5 to our consolidated financial statements, we violated certain financial covenants as a result of the restatement of our financial statements. Effective September 30, 2003, we entered into the 2003 Amended Credit Facility with our lenders, which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of our Series C redeemable preferred stock.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 30, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the issuance of Senior Notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

During the three months ended September 30, 2003, cash flow used in operating activities was $5.5 million and resulted primarily from net income of $0.6 million, the provision for doubtful accounts of $21.9 million and non-cash depreciation and amortization expense of $3.4 million offset by an increase in accounts receivable of $26.0 million, a decrease in accounts payable of $3.1 million and a decrease in accrued liabilities of $4.4 million. Cash flow used in operating activities was $1.8 million for the three months ended September 30, 2002. Cash used in operating activities was affected in each of the three months ended September 30, 2003 and 2002 by the semi–annual interest payment of $5.9 million of interest on the Senior Notes.

Cash used in investing activities was $1.2 million for the three months ended September 30, 2003 due primarily to capital expenditures. Cash used in investing activities was $1.8 million for the three months ended September 30, 2002, due to capital expenditures of $2.0 million offset by proceeds from the sale of property and equipment of $0.2 million.

Cash used in financing activities was $1.6 million for the three months ended September 30, 2003, primarily due to a $1.0 million repayment on the credit facility, repayments of debt and capital lease obligations and cash paid for debt issuance costs. Cash used in financing activities was $0.6 million for the nine months ended September 30, 2002.

Accounts receivable, net of the allowance for doubtful accounts, was $64.5 million and $60.4 million as of September 30, 2003 and June 30, 2003, respectively. The increase in net accounts receivable is primarily due to billings on new contracts and the timing of billings and collections.

The allowance for doubtful accounts increased from approximately $48.4 million at June 30, 2003 to approximately $54.3 million at September 30, 2003. The primary reason for this increase is the current period provision for doubtful accounts offset by the write-off of uncollectible receivables. The increase is also reflective of the mix of receivables outstanding at the end of the period. Over the last several years we have instituted several initiatives to improve our collection procedures. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

We had working capital of $4.6 million at September 30, 2003, including cash of $4.3 million compared to working capital of $1.6 million, including cash of $12.6 million at June 30, 2003.

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

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $3.0 million at September 30, 2003.

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

We entered into an amended credit facility, effective September 30, 2003, with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with our current business levels and outlook (the “2003 Amended Credit Facility”). The revised financial covenants include: total debt leverage ratio (set at 6.88 at September 30, 2003); minimum tangible net worth (set at a $280.0 million deficit at September 30, 2003); fixed charge coverage ratio (set at 1.10 at September 30, 2003); a limitation on annual capital expenditures (set at $11.0 million for fiscal year 2004); and, a limitation on annual operating lease expense equivalent to 3.10% of consolidated net revenue for the last twelve months. The compliance levels for the first four covenants outlined above are set at varying levels as specified in the related agreement. At September 30, 2003 we had a debt leverage ratio of 6.20, a deficit of $252.9 million, a fixed charge coverage ratio of 1.16, capital expenditures of $5.0 million and an operating lease expense equivalent of 2.2% of consolidated net revenue, as defined in the credit facility agreement. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of our Series C redeemable preferred stock. The Series C shares are convertible into common shares equivalent to 11% of the common shares outstanding on a fully diluted basis, as defined in the related agreement. Conversion of the Series C shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. We also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment to the credit facility.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee plus the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs of $0.3 million incurred in connection with the amendment were expensed.

At September 30, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.1%. At September 30, 2003, there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility.

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

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, within our level of retention based on currently available information as well as our historical claims experience. See “Risk Factors — Our reserves may prove inadequate.”

We engage third-party administrators, or TPAs, to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. We periodically review the claim reserves established by the TPAs and engage independent actuaries to assist with the evaluation of the adequacy of our reserves on an annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

Since fiscal year 2000, we have experienced a substantial rise in the costs associated with our insurance program, including total premium costs, fees for TPAs to process claims, brokerage costs and other risk management expenses. These increases have primarily resulted from the overall hardening of the insurance markets, our historical claim trends, and the general increase in costs of claims and related litigation. See “Risk Factors — We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.”

General Liability: We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $14.5 million and $13.9 million at September 30, 2003 and June 30, 2003, respectively. See “Risk Factors — Our reserves may prove inadequate.”

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $3.5 million at September 30, 2003 of which $1.8 million is included in prepaid expenses and other and $1.7 million is included in insurance deposits. Cash deposits totaled $2.9 million at June 30, 2003 of which $1.7 million is included in prepaid expenses and other and $1.2 million is included in insurance deposits.

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

Workers’ Compensation: We have historically maintained insurance policies for workers’ compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. We also engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $10.3 million and $11.3 million at September 30, 2003 and June 30, 2003, respectively. See “Risk Factors — Our reserves may prove inadequate.”

Effective May 1, 2002, we began fully insuring our workers’ compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers’ compensation program totaled $6.6 million at September 30, 2003 which is included in insurance deposits. Cash deposits totaled $6.8 million at June 30, 2003 which are included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies as was customary at the time. As of September 30, 2003, we had $3.0 million of cash on deposit with Reliance which is included in insurance deposits. We also have provided Reliance with letters of credit and surety bonds totaling $6.4 million.

On October 3, 2003, the Department placed Reliance into liquidation. It is our understanding that cash on deposit with Reliance will be returned to us on or before the date that all related claims have been satisfied, so long as we have met our claim payment obligations within our retention limits under the related policies. Based on the information currently available, we believe that the cash on deposit with Reliance is fully recoverable and will either be returned to us or used by the liquidator, with our prior consent, to pay claims on our behalf. In the event that we are unable to access the funds on deposit with Reliance or the Reliance liquidator refuses to refund such deposits, such deposits may become impaired. Additionally, Reliance’s liquidation could put our workers’ compensation insurance coverage at risk for the related policy years; however, based upon information currently available, we believe that either

Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, we may be required to fund the related workers’ compensation claims for the applicable policy years. Our inability to access the funds on deposit with Reliance or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

During fiscal 2002, we purchased certain portions of our workers’ compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of September 30, 2003, we had net deposits with respect to this coverage totaling $3.0 million which is included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion rehabilitator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as us. It is our understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. We are actively participating in the Court proceedings to cause such a trust account or other mechanism to be created and to operate so as to fully cover all our deductible obligations as originally intended and to return to us any remaining deposit balance once all related claims have been closed. Based on the information currently available, we believe that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to us or used to pay claims on our behalf. In the event that we are unable to access the funds on deposit with Mutual Indemnity, we may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. Our inability to access the funds on deposit with Mutual Indemnity or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

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

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide surety bonds or letter of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or transition to a new service provider. With respect to such surety bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, results of operations or cash flows. Additionally, we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, results of operations or cash flows.

Nasdaq Listing

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified us that we were not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that we file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed our announcement on May 14, 2003 that we would delay filing our Form 10-Q for the quarter ended March 31, 2003 due to the need to restate our consolidated financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. We announced that we would file the applicable form 10-Q upon finalization of the related restatement adjustments.

We subsequently submitted our request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider our continued listing. The hearing was held June 19, 2003, where we presented our basis for a temporary exception to the filing requirement in order to complete our related analysis.

On July 17, 2003, Nasdaq informed us that the Panel had made a determination. In its decision to grant an exception, the Panel determined that our securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing our Form 10-Q for the quarter ended March 31, 2003 and our Form 10-K for the fiscal year ended June 30, 2003.

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

On September 29, 2003, we issued a press release indicating that the filing of our Form 10-K for fiscal 2003 would be delayed. We also filed a Form 12b-25 request with the SEC for an extension to file our Form 10-K on or before October 14, 2003. Due to such delayed filing, we formally requested, on September 30, 2003, that the Panel permit us to comply with their July 17, 2003 decision by filing both our Form 10-K for fiscal 2003 and our Form 10-Q for the quarter ended March 31, 2003 on or before October 14, 2003. On October 7, 2003 the Panel informed us that our requested modification to their July 17, 2003 decision was granted.

On October 20, 2003, Nasdaq informed us that we had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that we do not currently meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. We have submitted a plan for compliance and are currently awaiting a response from Nasdaq.

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

We have significant indebtedness.

We have significant indebtedness. As of September 30, 2003, we had approximately $306.5 million of consolidated indebtedness, consisting primarily of $149.9 million of 7 7/8% Senior Notes due in 2008 and $152.6 million outstanding under our 2003 Amended Credit Facility, which is due December 31, 2006.

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

If we fail to generate sufficient cash from operations, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters), we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 30, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

We face significant dilution of our common stock.

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are convertible into 2,115,490 common shares, which equated to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the common shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B shares as of December 31, 2004. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable preferred stock (the “Series C Shares”) to participants in the 2003 Amended Credit Facility. The Series C Shares are convertible into 2,839,787 common shares, which equated to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. This accretion will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received 89% of our medical transportation fee collections from such third party payers during the three months ended September 30, 2003, including 27% from Medicare. In the three months ended September 30, 2002, we received 90% of medical transportation fee collections from these third parties, including 26% from Medicare.

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

The risks associated with third-party payers and uninsured individuals and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our collection policies or our allowance for doubtful accounts may not be adequate.

We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.

We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. We have experienced significant increases both in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages. Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. A significant factor is the overall hardening of the insurance, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from insurers’ and sureties’ perception of our financial condition due to our current debt structure and cash position. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, results of operations and cash flow.

Claims against us could exceed our insurance coverage and we may not have coverage for certain claims.

We are subject to a significant number of accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. In order to minimize the risk of our exposure, we maintain certain levels of insurance coverage for workers’ compensation, comprehensive general liability, automobile liability, and professional liability claims. In certain limited instances we may not have coverage for certain claims. In those instances for which we do have coverage, the coverage limits of our policies may not be adequate. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

Our claim reserves may prove inadequate.

Under our general liability and employee medical insurance programs, and under our workers’ compensation programs prior to May 1, 2002, we are responsible for deductibles and self-insured retentions in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on our historical experience as well as industry data, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are difficult to predict. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves at any point. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding charge to operations in the period in which the deficiency is identified and such charge could be material. We periodically engage independent actuaries in order to verify the adequacy of our claims reserves.

Two insurance companies with which we have previously done business are in financial distress.

Two previous insurers (Reliance Insurance Company and Legion Insurance Company) under our workers’ compensation and general liability programs are currently in liquidation proceedings in Pennsylvania. With respect to the affected policy years, these proceedings may result in the loss of all or part of the collateral and/or funds deposited by us for payment of claims within our deductible or self-insured retention relating to our workers’ compensation programs, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. Based upon the information currently available, we believe that the amounts on deposit are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended. We further believe that reinsurance proceeds for our liability policies will be available to cover claims in excess of our retention as originally intended. It is also our understanding that state guaranty funds will provide coverage, subject to certain limitations, of such general liability and workers’ compensation claims. Our inability to access the funds on deposit, to access our liability reinsurance proceeds or to obtain coverage from state guaranty funds could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that claims exceed our deductible limits and our insurers or guaranty funds do not satisfy their coverage obligations, we may be required to satisfy a portion of those claims directly, which could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Recently enacted rules may adversely affect our reimbursement rates of coverage.

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI — 1%), plus separate mileage payment based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider, must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

We believe the Medicare Ambulance Fee Schedule will have a neutral net impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. However, changes in the related rules or regulations, or the interpretation or implementation thereof, could materially alter the impact of the fee schedule on our medical transportation revenue and, therefore could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental actions, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate increase in the Consumer Price Index (CPI), or costs incurred to implement any further mandates of the fee schedule could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain state and local governments regulate rate structures and limit rates of return.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for 19.6% and 18.8% of net revenue for the three months ended September 30, 2003 and 2002, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

In addition to compliance with the privacy standards deadline, the HIPAA Electronic Transactions and Code Set Rule requires us, if we submit claims electronically, to use the approved HIPAA format by October 16, 2003. On September 23, 2003, CMS announced that it would issue a contingency plan to accept Medicare noncompliant electronic transactions after the October 16, 2003 compliance deadline. The contingency plan permits CMS to continue to accept and process Medicare claims in the electronic formats now in use, giving providers, like us, additional time to complete the testing process. Although CMS announced a contingency plan, as of this filing, a Medicaid contingency plan has not been announced. We submit Medicaid claims to the twenty-seven states, of which eleven states require electronic claim submissions and sixteen accept paper claim submissions. As of November 5, 2003, we received confirmation of successful test filings for electronic claims from eight of the eleven states, which accept electronic claim submissions. New York Medicaid has announced that it will not be ready to accept electronic claim submissions in the approved HIPAA format. Additionally, we have not received claim submission instructions for Ohio or Indiana Medicaid. In the interim, these states have agreed to accept claim submissions in legacy formats. These states may not have the resources and/or funding to meet the regulatory requirements for HIPAA electronic claims submissions and may not be able to respond to all of the test submissions by us and other providers. As a result, we may be required to submit our claims by paper (rather than electronically), which may extend the payment cycle an additional thirty days or more. In addition, we await announcements from the commercial insurers regarding compliance with the Rule. Thus, while we have worked diligently to both comply with HIPAA requirements and mitigate the impact of HIPAA on our business, we could experience a material adverse effect on our business, financial condition, cash flows or results of operations due to (i) significant costs associated with continued compliance under HIPAA or related legislative enactments, (ii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents, or (iii) impacts to the health care industry as a whole that may directly or indirectly cause an adverse affect on our business.

We may be delisted from the Nasdaq SmallCap Market.

On May 22, 2003, the Nasdaq Stock Market (Nasdaq) notified us that we were not in compliance with a Nasdaq SmallCap Market maintenance standard. This standard requires that we file with Nasdaq copies of all reports and other documents filed or required to be filed with the Securities and Exchange Commission on a timely basis.

The notification followed our announcement on May 14, 2003 that we would delay filing our Form 10-Q for the quarter ended March 31, 2003 due to the need to restate our financial statements for inadequate provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recorded in prior years. We announced that we would file the applicable Form 10-Q upon finalization of the related restatement adjustments.

We subsequently submitted our request for a Nasdaq Listing Qualifications Panel (the “Panel”) hearing to consider our continued listing. The hearing was held June 19, 2003, where we presented our basis for a temporary exception to the filing requirement in order to complete our accounts receivable analysis.

On July 17, 2003, Nasdaq informed us that the Panel had made a determination to grant us an exception. In its decision the Panel determined that our securities would continue to be listed on the Nasdaq SmallCap Market subject to satisfying a September 30, 2003 deadline for filing our Form 10-Q for the quarter ended March 31, 2003 and our Form 10-K for the fiscal year ended June 30, 2003.

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

On September 29, 2003, we issued a press release indicating that the filing of our Form 10-K for fiscal 2003 would be delayed. We also filed a Form 12b-25 request with the SEC for an extension to file our Form 10-K on or before October 14, 2003. Due to such delayed filing, we formally requested, on September 30, 2003, that the Panel permit us to comply with their July 17, 2003 decision by filing both our Form 10-K for fiscal 2003 and our Form 10-Q for the quarter ended March 31, 2003 on or before October 14, 2003. On October 7, 2003, the Panel informed us that our requested modification to their July 17, 2003 decision was granted.

On October 20, 2003, Nasdaq informed us that we had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that we do not currently meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. We have submitted a plan for compliance and are currently awaiting a response from Nasdaq. There is no assurance that we will evidence compliance with the requirements as set forth by Nasdaq or that we will return to continued listing on The Nasdaq SmallCap Market.

We depend on certain business relationships.

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for 23.2% and 23.6% of net revenue for the three months ended September 30, 2003 and 2002, respectively. One of these contracts accounted for 8.2% and 8.5% of net revenue for the three months ended September 30, 2003 and 2002, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

Tax-supported fire districts, municipal fire departments, and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private providers represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. We cannot provide assurance that:

•	we will be able to continue to maintain current contracts or subscriptions or to obtain additional fire protection business on a contractual or subscription basis;

•	fire districts or municipalities will not choose to provide fire protection services directly in the future; or

•	areas in which we provide services through subscriptions will not be converted to tax-supported fire districts or annexed by municipalities.

We depend on our management and other key personnel.

Our success depends upon our ability to recruit and retain key personnel. We could experience difficulty in retaining our current key personnel or in attracting and retaining necessary additional key personnel. Medical personnel shortages in certain market areas currently make the recruiting, training, and retention of full-time and part-time personnel more difficult and costly, including the cost of overtime wages. Our internal growth will further increase the demand on our resources and require the addition of new personnel. We have entered into employment agreements with certain of our executive officers and certain other key personnel. Failure to retain or replace our key personnel may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are reasonably designed and operating effectively to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RURAL/METRO CORPORATION AND ITS SUBSIDIARIES

Part II. Other Information.

Item 2 – Changes in Securities and Use of Proceeds.

(b) - (c) In consideration of entering into the 2003 Amended Credit Facility, we issued shares of our Series C Convertible Preferred Stock on September 26, 2003 to the participants in the credit facility. The shares were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. The preferred stock is convertible into 2,839,790 common shares (approximately 11% of the common shares outstanding on a diluted basis, as defined). The conversion ratio is subject to upward adjustment if we issue common stock or securities convertible into our common stock for consideration less than the fair market value of such securities at the time of such transaction. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. If sufficient common shares are authorized, conversion of the preferred shares occurs automatically upon notice from us to the holders of the preferred shares. Should the stockholders fail to approve such a proposal by December 31, 2006, we will be required to redeem the preferred stock for a price equal to the greater of $10 million or the value of the common shares into which the preferred shares would otherwise have been convertible. In addition, should the stockholders fail to approve such a proposal, the preferred stock enjoys a preference upon a sale of the company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the preferred stock would otherwise have been convertible or (ii) $11 million, $13.75 million or $16.5 million depending on whether the triggering event occurs prior to January 31, 2004, December 31, 2004 or thereafter, respectively. The preferred shares carry voting rights as if such shares were converted into common shares. The preferred shares do not bear a dividend. The preferred shares (and common shares issuable upon conversion of the preferred shares) are entitled to certain registration rights. The terms of the preferred shares limit us from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock (including our common stock).

Item 3 – Defaults Upon Senior Securities.

A default occurred under the 2002 Amended Credit Facility due to the Company’s determination that collections of accounts receivable relating to medical transportation revenue, primarily revenue recognized prior to fiscal 2001, were substantially less than originally anticipated, and as a result, the related provisions for Medicare, Medicaid and contractual discounts and doubtful accounts recognized were inadequate. The inadequacy of such provisions caused the Company’s period-end allowance for Medicare, Medicaid and contractual discounts and doubtful accounts through March 31, 2003 to be understated. The restatement resulted in a reduction of our accounts receivable of $39.1 million as of June 30, 2002 with a corresponding increase in our stockholders’ deficit which caused us to be out of compliance with the minimum tangible net worth covenant contained in our 2002 Amended Credit Facility. The restatement also resulted in a delay in filing this Form 10-Q, thereby causing non-compliance with covenants set forth in our 2002 Amended Credit Facility and in the indenture relating to our Senior Notes. In order to address our non-compliance, we initiated discussions with our lenders and reached agreement on a newly amended credit facility effective September 30, 2003, which provides for, among other things, a permanent waiver of past non-compliance and an extended maturity date of December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(b)	Reports on Form 8-K

Form 8-K filed July 18, 2003 relating to the Company’s receipt of a written determination from the Nasdaq Listing Qualifications Panel to continue the listing of the Company’s common stock, $.01 par value per share, on The Nasdaq SmallCap Market.

Form 8-K filed September 29, 2003 relating to the Company’s press release announcing the extension of its bank agreement through December 31, 2006, as well as preliminary, unaudited results for the year ended June 30, 2003 and restatement adjustments on prior financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION
Dated: November 14, 2003

	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL S. ZARRIELLO
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)