Form 10-Q
period 2003-12-31
RURAL METRO CORP /DE/
filed 2004-02-17
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

At February 6, 2004, there were 16,739,330 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2003

Part I. Financial Information

Restatement and Reclassification of Consolidated Financial Statements

We identified certain accounting matters relating to our consolidated financial statements for fiscal years prior to 2003 that required restatement. The matters subject to the restatement, which are summarized below and discussed in Note 1 to the consolidated financial statements, increased our accumulated deficit by $37.9 million at June 30, 2002 after consideration of the related income tax effects. The restatement adjustments were necessary to (i) adjust the provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in prior years and to reduce our accounts receivable balance through March 31, 2003, (ii) defer enrollment fees charged to new subscribers under our fire protection service contracts and to recognize such fees over the estimated customer relationship period and (iii) expense professional fees incurred in the first quarter of fiscal 2003 in connection with the 2002 Amended Credit Facility rather than amortizing them over the term of the facility. These restatements resulted in a reduction of net income of $0.4 million and $3.8 million for the three and six months ended December 31, 2002, respectively.

We adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires that variable interest entities or VIEs be consolidated by the primary beneficiary, as that term is defined in FIN 46. We determined that our investment in San Diego Medical Services Enterprises, LLC (SDMSE), the entity formed with respect to our public/private alliance with the City of San Diego, meets the definition of a VIE and that we are the primary beneficiary. Accordingly, our investment in SDMSE should be consolidated under FIN 46. We had previously accounted for our investment in SDMSE using the equity method. While consolidation of SDMSE did not impact our previously reported net income (loss) or stockholders’ deficit, our consolidated financial statements of prior periods have been restated for comparative purposes as allowed by FIN 46. The consolidation of SDMSE resulted in an increase in revenue of $5.8 million and $11.6 million for the three and six-months ended December 31, 2002, respectively.

In addition to the above, we ceased operating in certain of our medical transportation and related service areas in the first and second quarters of fiscal 2004. One medical transportation and related service area was also held for sale in the second quarter of fiscal 2004. The results of those service areas have been included in discontinued operations for the three and six-months ended December 31, 2003 and 2002.

As described in Note 1 to our consolidated financial statements, we have restated our earnings per share calculations for the six months ended December 31, 2002 to reflect earnings per share using the two-class method. The application of the two-class method had no impact on our earnings per share calculations for the three months ended December 31, 2002. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

Informal SEC Inquiry

The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements described above in the first paragraph of this “Part I. Financial Information”. We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands)

	December 31, 2003	June 30, 2003
ASSETS
Current assets
Cash	$10,506	$12,561
Accounts receivable, net of allowance for doubtful accounts of $53,306 and $48,422 at December 31, 2003 and June 30, 2003, respectively	67,515	60,428
Inventories	11,998	11,504
Prepaid expenses and other	6,567	7,511

Total current assets	96,586	92,004
Property and equipment, net	40,646	43,010
Goodwill	41,167	41,167
Insurance deposits	8,495	7,937
Other assets	13,321	12,048

	$200,215	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,586	$13,778
Accrued liabilities	58,010	57,698
Deferred revenue	18,198	17,603
Current portion of long-term debt	1,440	1,329

Total current liabilities	88,234	90,408
Long-term debt, net of current portion	304,800	305,310
Other liabilities	28	181
Deferred income taxes	650	650

Total liabilities	393,712	396,549

Minority interest	2,447	1,984

Series B redeemable nonconvertible participating preferred stock, $.01 par value, 634,647 shares authorized, 211,549 shares issued and outstanding at December 31, 2003 and June 30, 2003; including accretion of $6,006 and $3,604, respectively (redemption value of $15.0 million)	10,195	7,793

Series C redeemable nonconvertible participating preferred stock, $.01 par value, 283,979 shares authorized, 283,979 shares issued and outstanding at December 31, 2003; including accretion of $505 (redemption value of $10.0 million)	3,941	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Common stock, $.01 par value 23,000,000 shares authorized, 16,540,590 and 16,207,830 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	168	166
Additional paid-in capital	132,702	135,405
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(341,711)	(344,492)

Total stockholders’ equity (deficit)	(210,080)	(210,160)

	$200,215	$196,166

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three and Six Months Ended December 31, 2003 and 2002

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(As Restated*)		(As Restated*)
Net revenue	$134,124	$122,695	$265,862	$246,435

Operating expenses:
Payroll and employee benefits	70,052	67,483	141,052	135,778
Provision for doubtful accounts	21,849	19,862	42,627	39,786
Depreciation and amortization	2,835	3,186	5,734	6,512
Other operating expenses	29,581	26,619	57,246	52,449
Restructuring and other	—	(1,421)	—	(1,421)

Total operating expenses	124,317	115,729	246,659	233,104

Operating income	9,807	6,966	19,203	13,331
Interest expense	(7,194)	(7,330)	(15,208)	(13,241)
Interest income	22	22	51	49

Income (loss) from continuing operations before income taxes and minority interest	2,635	(342)	4,046	139
Income tax provision	(105)	(55)	(195)	(110)
Minority interest	(189)	(600)	(463)	(1,478)

Income (loss) from continuing operations	2,341	(997)	3,388	(1,449)
Income (loss) from discontinued operations (including gain on the disposition of Latin American operations of $12,488 in the six months ended December 31, 2002)	(166)	745	(607)	13,950

Net income (loss)	2,175	(252)	2,781	12,501
Less: Net (income) loss allocated to redeemable nonconvertible participating preferred stock under the two-class method	(502)	29	(498)	(772)
Less: Accretion of redeemable nonconvertible participating preferred stock	(1,706)	(1,201)	(2,907)	(1,201)

Net income (loss) applicable to common stock	$(33)	$(1,424)	$(624)	$10,528

Income (loss) per share
Basic -
Income (loss) from continuing operations after accretion of redeemable nonconvertible participating preferred stock	$0.01	$(0.13)	$(0.01)	$(0.16)
Income (loss) from discontinued operations	(0.01)	$0.04	(0.03)	0.82

Net income (loss)	$(0.00)	$(0.09)	$(0.04)	$0.66

Diluted -
Income (loss) from continuing operations after accretion of redeemable nonconvertible participating preferred stock	$0.01	$(0.13)	$(0.01)	$(0.16)
Income (loss) from discontinued operations	(0.01)	0.04	(0.03)	0.82

Net income (loss)	$(0.00)	$(0.09)	$(0.04)	$0.66

Average number of shares outstanding - Basic	16,521	16,142	16,460	16,068

Average number of shares outstanding - Diluted	17,617	16,142	16,460	16,068

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Six Months Ended December 31, 2003 and 2002

(Unaudited)

(In thousands)

	2003	2002
		(As Restated*)
Cash flows from operating activities:
Net income	$2,781	$12,501
Adjustments to reconcile net income to cash provided by operating activities -
Non-cash portion of gain on disposition of Latin American operations	—	(13,732)
Depreciation and amortization	6,223	6,773
(Gain) loss on sale of property and equipment	10	(359)
Provision for doubtful accounts	44,556	42,952
Earnings of minority shareholder	463	1,478
Amortization of deferred financing costs	1,414	871
Amortization of debt discount	13	13
Change in assets and liabilities -
Increase in accounts receivable	(51,643)	(40,098)
(Increase) decrease in inventories	(494)	85
Decrease in prepaid expenses and other	944	146
Increase in insurance deposits	(558)	(12)
Decrease in other assets	724	1,819
Decrease in accounts payable	(3,192)	(2,545)
Increase (decrease) in accrued liabilities and other liabilities	1,294	(4,425)
Increase in deferred revenue	595	126

Net cash provided by operating activities	3,130	5,593

Cash flows from investing activities:
Capital expenditures	(3,410)	(4,716)
Proceeds from the sale of property and equipment	81	474

Net cash used in investing activities	(3,329)	(4,242)

Cash flows from financing activities:
Repayments on credit facility	(1,000)	—
Repayment of debt and capital lease obligations	(547)	(748)
Distributions to minority shareholders	—	(357)
Cash paid for debt modification costs	(515)	(971)
Issuance of common stock	206	186

Net cash used in financing activities	(1,856)	(1,890)

Effect of currency exchange rate changes on cash	—	(21)

Decrease in cash	(2,055)	(560)
Cash, beginning of period	12,561	10,677

Cash, end of period	$10,506	$10,117

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

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

(1)	Restatement and Reclassification of Quarterly Financial Statements

The Company has restated its quarterly financial statements for the three and six-months ended December 31, 2002 for the following:

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations

In the first and second quarters of fiscal 2004, the Company ceased operating in certain of its medical transportation and related service areas. Additionally, one medical transportation and related service area was held for sale in the second quarter of fiscal 2004. The results of those service areas have been included in discontinued operations for the three and six-months ended December 31, 2003 and 2002. Included in the reconciliation below is the effect of the reclassification of the discontinued operations on the results of amounts previously reported for the three and six-months ended December 31, 2002.

Earnings Per Share

The Company has restated its earnings per share calculations for the six months ended December 31, 2002 to reflect earnings per share using the two-class method. The application of the two-class method had no effect on the Company’s earnings per share calculations for the three months ended December 31, 2002. The two-class method is required as a result of the Company’s issuance in September 2002 of its Series B redeemable nonconvertible participating preferred stock. The Series B shares, which the Company may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

A summary of the financial statement amounts for the three and six-months ended December 31, 2002 impacted by the restatement adjustments and the reclassifications relating to the adoption of FIN 46 and of discontinued operations is as follows. Net cash provided by operating activities as previously reported for fiscal 2003 was not impacted by the restatement adjustments.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Restatement Adjustments				As Restated	Accounting Change (E)	Discontinued Operations (F)	As Reported
		(A)	(B)	(C)	(D)
Three months ended December 31, 2002
Net revenue	$123,464	(379)	—	—	—	$123,085	5,781	(6,171)	$122,695
Provision for doubtful accounts	19,017	199	—	—	—	19,216	2,198	(1,552)	19,862
Operating income	7,694	(578)	—	—	—	7,116	598	(748)	6,966
Income (loss) from continuing operations	148	(578)	178	—	—	(252)	—	(745)	(997)
Net income (loss)	148	(578)	178	—	—	(252)	—	—	(252)
Basic income (loss) per share from continuing operations after the accretion of redeemable nonconvertible participating preferred stock	$(0.07)	(0.03)	0.01	—	—	$(0.09)	—	(0.04)	$(0.13)
Basic loss per share	$(0.07)	(0.03)	0.01	—	—	$(0.09)	—	—	$(0.09)
Diluted income (loss) per share from continuing operations after the accretion of redeemable nonconvertible participating preferred stock	$(0.07)	(0.03)	0.01	—	—	$(0.09)	—	(0.04)	$(0.13)
Diluted loss per share	$(0.07)	(0.03)	0.01	—	—	$(0.09)	—	—	$(0.09)

Six months ended December 31, 2002
Net revenue	$249,029	(1,553)	—	—	—	$247,476	11,568	(12,609)	$246,435
Provision for doubtful accounts	37,742	814	—	—	—	38,556	4,396	(3,166)	39,786
Operating income	17,448	(2,367)	(1,603)	—	—	13,478	1,472	(1,619)	13,331
Income (loss) from continuing operations	3,961	(2,367)	(1,425)	—	—	169	—	(1,618)	(1,449)
Net income	16,293	(2,367)	(1,425)	—	—	12,501	—	—	12,501
Basic income (loss) per share from continuing operations after the accretion of redeemable nonconvertible participating preferred stock	$0.17	(0.15)	(0.09)	—	0.01	$(0.06)	—	(0.10)	$(0.16)
Basic income (loss) per share	$0.94	(0.15)	(0.09)	—	(0.04)	$0.66	—	—	$0.66
Diluted income (loss) per share from continuing operations after the accretion of redeemable nonconvertible participating preferred stock	$0.15	(0.13)	(0.08)	—	—	$(0.06)	—	(0.10)	$(0.16)
Diluted income per share	$0.84	(0.13)	(0.08)	0.07	(0.04)	$0.66	—	—	$0.66

Restatement Adjustments:

(A)	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

(B)	To expense professional fees incurred in connection with the September 2002 credit facility amendment which were being amortized over the term of the related agreement.

(C)	As a result of the restatement adjustments described at (A) and (B) above, income from continuing operations has been restated to a loss from continuing operations. Potential common shares are not included in the computation of diluted per share amounts when a loss from continuing operations exists. As such, previously reported diluted income per share required further adjustment as a result of the restatements.

(D)	To calculate income (loss) per share using the two-class method.

(E)	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(F)	Represents reclassification of results from reporting units that ceased operations in the first and second quarters of fiscal 2004.

The restatement adjustments relating to medical transportation accounts receivable outlined above caused the Company to violate the minimum tangible net worth covenant contained in its 2002 Amended Credit Facility. This situation also resulted in a delay in the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2003. Such delay caused the Company to not be in compliance with the financial reporting covenants contained in its credit facility as amended on September 30, 2002 (2002 Amended Credit Facility) as well as the indenture relating to the Senior Notes described in Note 5. As described in Note 5, the Company negotiated a further amendment to its credit facility effective September 30, 2003 (2003 Amended Credit Facility). As a result of such amendment, all previous instances of identified non-compliance with respect to the credit facility were permanently waived.

(2)	Interim Results

In the opinion of management, the unaudited consolidated financial statements for the three and six-months ended December 31, 2003 and 2002 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six-months ended December 31, 2003 and 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2003 has been derived from the consolidated balance sheet of the Company but does not include all of the disclosures required by generally accepted accounting principles.

(3)	Liquidity

During the three months ended December 31, 2003, the Company had net income of $2.2 million compared with a net loss of $0.3 million in the three months ended December 31, 2002. During the six months ended December 31, 2003, the Company had net income of $2.8 million compared with net income of $12.5 million in the six months ended December 31, 2002. Net income in the six months ended December 31, 2002 included a $12.5 million gain related to the disposition of the Company’s Latin American operations. The Company’s operating activities provided cash totaling $3.1 million in the six months ended December 31, 2003 and $ 5.6 million in the six months ended December 31, 2002.

At December 31, 2003, the Company had cash of $10.5 million, debt of $306.2 million and a stockholders’ deficit of $210.1 million. The Company’s long-term debt includes $149.9 million of 7 7/8% Senior Notes due March 15, 2008, $152.6 million outstanding under its credit facility due December 31, 2006, $3.2 million payable to a former joint venture partner and $0.5 million of capital lease obligations.

As discussed in Note 5, the Company was not in compliance with certain of the covenants contained in its revolving credit facility at June 30, 2002. On September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company’s Series B redeemable nonconvertible participating preferred stock. The Series B redeemable nonconvertible participating preferred stock includes a provision that the Company must redeem the shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B shares would be converted, if the Series B shares are not converted by the Company to common shares by December 31, 2004. See further discussion on the Series B shares at Note 6.

As also discussed in Note 5, the Company violated certain financial covenants as a result of the restatement of its financial statements. Additionally, the restatement resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes. Effective September 30, 2003, the Company entered into the 2003 Amended Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of the Company’s Series C redeemable nonconvertible participating preferred stock. The Series C redeemable nonconvertible participating preferred stock includes a provision that the Company must redeem the shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C shares would be converted, if the Series C shares are not converted by the Company to common shares by December 31, 2006. See further discussion on the Series C shares at Note 6.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. The Company currently has no common stock available with which to raise capital. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2004. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(4)	Accounting for Stock Based Compensation

At December 31, 2003, the Company had two stock compensation plans. One of those plans expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The plan that expired November 5, 2002 was the only plan with which the Company could provide stock compensation to its executive officers and Board of Directors. The other plan had 294,495 shares available for issuance at December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, Accounting for Stock-Based Compensation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(As Restated*)		(As Restated*)
Net income (loss) applicable to common stock	$(33)	$(1,424)	$(624)	$10,528
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax effect	(127)	(765)	(401)	(893)

Pro forma net income (loss) applicable to common stock	$(160)	$(2,189)	$(1,025)	$9,635

Income (loss) per share:
Basic - as reported	$(0.00)	$(0.09)	$(0.04)	$0.66

Basic - pro forma	$(0.01)	$(0.14)	$(0.06)	$0.60

Diluted - as reported	$(0.00)	$(0.09)	$(0.04)	$0.66

Diluted - pro forma	$(0.01)	$(0.14)	$(0.06)	$0.60

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Long-term Debt

The Company’s long-term debt consists of the following at December 31, 2003 and June 30, 2003 (in thousands):

	December 31, 2003	June 30, 2003
7 7/8% senior notes due 2008	$149,891	$149,877
Credit facility due December 2006 (LIBOR +7%)	152,555	152,420
Note payable to former joint venture partner, monthly payments through June 2006	3,242	3,722
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	552	620

	306,240	306,639
Less: Current maturities	(1,440)	(1,329)

	$304,800	$305,310

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

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable nonconvertible participating preferred stock described in Note 6.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized through the amended agreement maturity date while professional

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.8 million at December 31, 2003.

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

The Company entered into the 2003 Amended Credit Facility effective September 30, 2003 with its lenders pursuant to which, among other things, all prior identified covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 30, 2002 amendment were revised to levels consistent with the Company’s current business levels and outlook. The revised financial covenants and levels achieved by the Company as of December 31, 2003 are presented below. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

Financial Covenant (A)	Period Covered By Covenant	Level Specified in Agreement (A)	Level Achieved for Specified Period (A)
Debt leverage ratio	Six months ended December 31, 2003	< 7.61	6.34
Minimum tangible net worth	At December 31, 2003	< $280.0 million deficit	$250.5 million deficit
Fixed charge coverage ratio	Six months ended December 31, 2003	> 1.01	1.21
Limitation on capital expenditures	Cumulative for fiscal year 2004	< $11.0 million	$3.4 million
Annual operating lease expense to consolidated net revenue	Last twelve months	< 3.1%	2.2%

(A) - As defined in the credit facility agreement.

The Company must achieve the following levels of compliance at March 31, 2004: a total debt leverage ratio of less than 7.49; a minimum tangible net deficit of less than $280.0 million; a fixed charge coverage ratio of at least 1.04; annual capital expenditures less than $11.0 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

In consideration for the amendment, the Company paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable preferred stock described in Note 6. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 Amended Credit Facility.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs totaling $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.6 million at December 31, 2003.

At December 31, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.1%. At December 31, 2003 there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility at that date.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 7/8% Senior Notes Due March 15, 2008

In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due March 15, 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration statement became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company’s remaining subsidiaries (the Non-Guarantors) is as follows:

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$9,875	$631	$—	$10,506
Accounts receivable, net	—	56,646	10,869	—	67,515
Inventories	—	11,901	97	—	11,998
Prepaid expenses and other	—	6,565	2	—	6,567

Total current assets	—	84,987	11,599	—	96,586

Property and equipment, net	—	40,523	123	—	40,646

Goodwill	—	41,167	—	—	41,167

Due from (to) affiliates	242,117	(215,232)	(26,885)	—	—

Insurance deposits	—	8,495	—	—	8,495

Other assets	8,714	4,398	209	—	13,321

Investment in subsidiaries	(139,799)	—	—	139,799	—

	$111,032	$(35,662)	$(14,954)	$139,799	$200,215

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$9,582	$1,004	$—	$10,586
Accrued liabilities	4,530	53,255	225	—	58,010
Deferred revenue	—	17,861	337	—	18,198
Current portion of long-term debt	—	1,440	—	—	1,440

Total current liabilities	4,530	82,138	1,566	—	88,234

Long-term debt, net of current portion	302,446	2,354	—	—	304,800

Other liabilities	—	28	—	—	28

Deferred income taxes	—	650	—	—	650

Total liabilities	306,976	85,170	1,566	—	393,712

Minority interest	—	—	—	2,447	2,447

Series B redeemable nonconvertible participating preferred stock	10,195	—	—	—	10,195

Series C redeemable nonconvertible participating preferred stock	3,941	—	—	—	3,941

Stockholders’ equity (deficit)
Common stock	168	82	8	(90)	168
Additional paid-in capital	132,702	54,622	20,168	(74,790)	132,702
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(341,711)	(175,536)	(36,696)	212,232	(341,711)

Total stockholders’ equity (deficit)	(210,080)	(120,832)	(16,520)	137,352	(210,080)

	$111,032	$(35,662)	$(14,954)	$139,799	$200,215

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$11,362	$1,199	$—	$12,561
Accounts receivable, net	—	49,502	10,926	—	60,428
Inventories	—	11,504	—	—	11,504
Prepaid expenses and other	—	7,467	44	—	7,511

Total current assets	—	79,835	12,169	—	92,004
Property and equipment, net	—	42,862	148	—	43,010
Goodwill	—	41,167	—	—	41,167
Due from (to) affiliates	255,078	(228,366)	(26,712)	—	—
Insurance deposits	—	7,937	—	—	7,937
Other assets	6,177	5,453	418	—	12,048
Investment in subsidiaries	(157,533)	—	—	157,533	—

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$12,087	$1,691	$—	$13,778
Accrued liabilities	3,791	53,643	264	—	57,698
Deferred revenue	—	17,603	—	—	17,603
Current portion of long-term debt	—	1,329	—	—	1,329

Total current liabilities	3,791	84,662	1,955	—	90,408
Long-term debt, net of current portion	302,298	3,012	—	—	305,310
Other liabilities	—	181	—	—	181
Deferred income taxes	—	650	—	—	650

Total liabilities	306,089	88,505	1,955	—	396,549

Minority interest	—	—	—	1,984	1,984

Series B redeemable nonconvertible participating preferred stock	7,793	—	—	—	7,793

Stockholders’ equity (deficit)
Common stock	166	82	8	(90)	166
Additional paid-in capital	135,405	54,622	20,168	(74,790)	135,405
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated Deficit	(344,492)	(194,321)	(36,108)	230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)	155,549	(210,160)

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended December 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$127,108	$12,382	$(5,366)	$134,124

Operating expenses:
Payroll and employee benefits	—	69,491	561	—	70,052
Provision for doubtful accounts	—	19,374	2,475	—	21,849
Depreciation and amortization	—	2,816	19	—	2,835
Other operating expenses	—	25,911	9,036	(5,366)	29,581

Total operating expenses	—	117,592	12,091	(5,366)	124,317

Operating income	—	9,516	291	—	9,807
Equity in earnings of subsidiaries	8,963	—	—	(8,963)	—
Interest expense	(6,788)	(267)	(139)	—	(7,194)
Interest income	—	22	—	—	22

Income from continuing operations before income taxes and minority interest	2,175	9,271	152	(8,963)	2,635
Income tax (provision) benefit	—	(110)	5	—	(105)
Minority interest	—	—	—	(189)	(189)

Income (loss) from continuing operations	2,175	9,161	157	(9,152)	2,341
Income (loss) from discontinued operations	—	165	(331)	—	(166)

Net income (loss)	$2,175	$9,326	$(174)	$(9,152)	$2,175

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended December 31, 2002

(in thousands)

(As Restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$116,074	$10,949	$(4,328)	$122,695

Operating expenses:
Payroll and employee benefits	—	67,169	314	—	67,483
Provision for doubtful accounts	—	17,627	2,235	—	19,862
Depreciation and amortization	—	3,162	24	—	3,186
Other operating expenses	—	23,473	7,474	(4,328)	26,619
Restructuring and other	—	(1,421)	—	—	(1,421)

Total operating expenses	—	110,010	10,047	(4,328)	115,729

Operating income	—	6,064	902	—	6,966
Equity in earnings of subsidiaries	6,834	—	—	(6,834)	—
Interest expense	(7,086)	(82)	(162)	—	(7,330)
Interest income	—	20	2	—	22

Income (loss) from continuing operations before income taxes and minority interest	(252)	6,002	742	(6,834)	(342)
Income tax provision	—	(55)	—	—	(55)
Minority interest	—	—	—	(600)	(600)

Income (loss) from continuing operations	(252)	5,947	742	(7,434)	(997)
Income from discontinued operations	—	248	497	—	745

Net income (loss)	$(252)	$6,195	$1,239	$(7,434)	$(252)

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended December 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$252,256	$24,185	$(10,579)	$265,862

Operating expenses:
Payroll and employee benefits	—	139,910	1,142	—	141,052
Provision for doubtful accounts	—	37,589	5,038	—	42,627
Depreciation and amortization	—	5,696	38	—	5,734
Other operating expenses	252	50,254	17,319	(10,579)	57,246
Restructuring and other	—	—	—	—	—

Total operating expenses	252	233,449	23,537	(10,579)	246,659

Operating income (loss)	(252)	18,807	648	—	19,203
Equity in earnings of subsidiaries	17,734	—	—	(17,734)	—
Interest expense	(14,701)	(178)	(329)	—	(15,208)
Interest income	—	50	1	—	51

Income from continuing operations before income taxes and minority interest	2,781	18,679	320	(17,734)	4,046
Income tax (provision) benefit	—	(200)	5	—	(195)
Minority interests	—	—	—	(463)	(463)

Income (loss) from continuing operations	2,781	18,479	325	(18,197)	3,388
Income (loss) from discontinued operations	—	306	(913)	—	(607)

Net income (loss)	$2,781	$18,785	$(588)	$(18,197)	$2,781

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended December 31, 2002

(in thousands)

(As Restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$232,926	$21,974	$(8,465)	$246,435

Operating expenses:
Payroll and employee benefits	—	135,070	708	—	135,778
Provision for doubtful accounts	—	35,321	4,465	—	39,786
Depreciation and amortization	—	6,460	52	—	6,512
Other operating expenses	1,603	44,883	14,428	(8,465)	52,449
Restructuring and other	—	(1,421)	—	—	(1,421)

Total operating expenses	1,603	220,313	19,653	(8,465)	233,104

Operating income (loss)	(1,603)	12,613	2,321	—	13,331
Equity in earnings of subsidiaries	26,910	—	—	(26,910)	—
Interest expense	(12,806)	(94)	(341)	—	(13,241)
Interest income	—	46	3	—	49

Income from continuing operations before income taxes, minority interest	12,501	12,565	1,983	(26,910)	139
Income tax provision	—	(110)	—	—	(110)
Minority interest	—	—	—	(1,478)	(1,478)

Income (loss) from continuing operations	12,501	12,455	1,983	(28,388)	(1,449)
Income from discontinued operations	—	667	795	12,488	13,950

Net income	$12,501	$13,122	$2,778	$(15,900)	$12,501

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended December 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities:
Net income (loss)	$2,781	$18,785	$(588)	$(18,197)	$2,781
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities -
Depreciation and amortization	—	5,766	457	—	6,223
Loss on sale of property and equipment	—	4	6	—	10
Provision for doubtful accounts	—	39,340	5,216	—	44,556
Earnings of minority shareholder	—	—	—	463	463
Amortization of deferred financing costs	1,414	—	—	—	1,414
Amortization of debt discount	13	—	—	—	13
Change in assets and liabilities -
Increase in accounts receivable	—	(46,484)	(5,159)	—	(51,643)
Increase in inventories	—	(397)	(97)	—	(494)
Decrease in prepaid expenses and other	—	902	42	—	944
Increase in insurance deposits	—	(558)	—	—	(558)
(Increase) decrease in other assets	—	930	(206)	—	724
(Increase) decrease in due to/from affiliates	(4,773)	(13,134)	173	17,734	—
Decrease in accounts payable	—	(2,505)	(687)	—	(3,192)
Increase (decrease) in accrued liabilities and other liabilities	1,874	(541)	(39)	—	1,294
Increase in deferred revenue	—	258	337	—	595

Net cash provided by (used in) operating activities	1,309	2,366	(545)	—	3,130

Cash flow from investing activities:
Capital expenditures	—	(3,386)	(24)	—	(3,410)
Proceeds from the sale of property and equipment	—	80	1	—	81

Net cash used in investing activities	—	(3,306)	(23)	—	(3,329)

Cash flow from financing activities:
Repayments on credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(547)	—	—	(547)
Cash paid for debt issuance costs	(515)	—	—	—	(515)
Issuance of common stock	206	—	—	—	206

Net cash used in financing activities	(1,309)	(547)	—	—	(1,856)

Decrease in cash	—	(1,487)	(568)	—	(2,055)
Cash, beginning of period	—	11,362	1,199	—	12,561

Cash, end of period	$—	$9,875	$631	$—	$10,506

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended December 31, 2002

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow operating activities:
Net income	$12,501	$13,122	$2,778	$(15,900)	$12,501
Adjustments to reconcile net income to cash provided by operations -
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)	—	(13,732)
Depreciation and amortization	—	6,658	115	—	6,773
Gain on sale of property and equipment	—	(224)	(135)	—	(359)
Provision for doubtful accounts	—	38,124	4,828	—	42,952
Earnings of minority shareholder	—	—	—	1,478	1,478
Amortization of deferred financing costs	871	—	—	—	871
Amortization of discount on Senior Notes	13	—	—	—	13
Change in assets and liabilities -
Increase in accounts receivable	—	(33,097)	(7,001)	—	(40,098)
(Increase) decrease in inventories	—	103	(18)	—	85
(Increase) decrease in prepaid expenses and other	—	176	(30)	—	146
Increase in insurance deposits	—	(12)	—	—	(12)
(Increase) decrease in other assets	1,340	(561)	1,040	—	1,819
(Increase) decrease in due to/from affiliates	(14,208)	(12,343)	12,507	14,044	—
Increase (decrease) in accounts payable	—	(2,772)	227	—	(2,545)
Increase (decrease) in accrued liabilities and other liabilities	150	(4,597)	22	—	(4,425)
Increase (decrease) in deferred revenue	—	(174)	300	—	126

Net cash provided by operating activities	806	4,403	762	(378)	5,593

Cash flow from investing activities:
Capital expenditures	—	(4,562)	(154)	—	(4,716)
Proceeds from the sale of property and equipment	—	436	38	—	474

Net cash used in investing activities	—	(4,126)	(116)	—	(4,242)

Cash flow from financing activities:
Repayment of debt and capital lease obligations	—	(737)	(11)	—	(748)
Distributions to minority shareholders	—	—	—	(357)	(357)
Cash paid for debt modification costs	(971)	—	—	—	(971)
Issuance of common stock	186	—	—	—	186

Net cash used in financing activities	(785)	(737)	(11)	(357)	(1,890)

Effect of currency exchange rate changes on cash	(21)	—	(21)	21	(21)

Increase (decrease) in cash	—	(460)	614	(714)	(560)

Cash, beginning of period	—	9,424	1,253	—	10,677

Cash, end of period	$—	$8,964	$1,867	$(714)	$10,117

*	Refer to Note, 1 Restatement and Reclassification of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Redeemable Nonconvertible Participating Preferred Stock

The Company’s restated certificate of incorporation includes authorization to issue 2,000,000 shares of the Company’s $.01 par value preferred stock. The preferred stock may be issued in one or more series as determined by the Company’s Board of Directors.

Series B Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are not convertible by the holder but the Company may elect to settle the Series B Shares by issuance of 2,115,490 common shares, which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $15.0 million. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series B shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series B shares been converted to common stock. The Series B shares (and the common shares issuable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series B Shares at their estimated fair value at the date of issuance ($4.2 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series B Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B Shares is being accreted to its redemption value through December 31, 2004 with an offsetting charge to additional paid-in capital. Such accretion totaled $1.2 million for the three months ended December 31, 2003 and 2002, respectively. Accretion of the Series B shares totaled $2.4 million and $1.2 million for the six months ended December 31, 2003 and 2002, respectively.

Series C Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to the lenders in the credit facility. The Series C Shares are not convertible by the holder but the Company may elect to settle the Series C Shares by issuance of 2,839,787 common shares, which was equivalent to 11%

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs between January 31, 2004 and December 31, 2004 or after December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series C shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series C shares been converted to common stock. The Series C shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series C Shares at their estimated fair value at the date of issuance ($3.4 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series C Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series C Shares will be accreted to its redemption value through December 31, 2006 with an offsetting charge to additional paid-in capital. Such accretion totaled $0.5 million for the three and six-months ended December 31, 2003.

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

Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $2.1 million for the six months ended December 31, 2002. Fire and other revenue for these operations totaled $0.3 million for the six months ended December 31, 2002. The Company’s Latin American operations generated a loss of $156,000 for the six months ended December 31, 2002. The results of operations of the Company’s former Latin American operations have been classified as discontinued operations in the accompanying consolidated statement of operations for the six months ended December 31, 2002.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the disposal of the Company’s Latin American operations discussed above, during the first and second quarters of fiscal 2004, the Company ceased operating in certain of its medical transportation and related service areas. One service area was also held for sale during the second quarter of fiscal 2004. The results of those service areas have been included in discontinued operations for the three and six-months ended December 31, 2003 and 2002. Net revenue for these service areas totaled $2.2 million and $6.2 million for the three months ended December 31, 2003 and 2002, respectively. These service areas generated losses of $0.2 million in the three months ended December 31, 2003 and net income of $0.7 million in the three months ended December 31, 2002. Net revenue for these service areas totaled $6.0 million and $12.6 million for the six months ended December 31, 2003 and 2002, respectively. These service areas generated losses of $0.6 million in the six months ended December 31, 2003 and income of $1.6 million in the six months ended December 31, 2002.

(8)	Restructuring Charge and Other

During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges as well as other related charges totaling $9.1 million. The remaining restructuring reserve decreased from $0.6 million at June 30, 2003 to $0.5 million at December 31, 2003 as a result of lease payments. Such payments will be made through December 2006.

(9)	Net Income (Loss) Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three and six-months ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(As Restated*)		(As Restated*)
Income (loss) from continuing operations	$2,341	$(997)	$3,388	$(1,449)
Less: (Income) loss from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	(540)	116	(607)	89
Less: Accretion of redeemable nonconvertible participating preferred stock	(1,706)	(1,201)	(2,907)	(1,201)

Income (loss) from continuing operations applicable to common stock	$95	$(2,082)	$(126)	$(2,561)

Average number of shares outstanding - Basic	16,521	16,142	16,460	16,068
Add: Incremental common shares for stock options	1,096	—	—	—

Average number of shares outstanding - Diluted	17,617	16,142	16,460	16,068

Basic income (loss) per share

Income (loss) from continuing operations applicable to common stock	$0.01	$(0.13)	$(0.01)	$(0.16)

Diluted income (loss) per share

Income (loss) from continuing operations applicable to common stock	$0.01	$(0.13)	$(0.01)	$(0.16)

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

The Company calculates income (loss) per share using the two-class method. Under the two-class method, net income or loss for the period is allocated between common stock and the Company’s Series B and Series C redeemable nonconvertible participating preferred stock on the basis of the weighted average number of common shares and common share equivalents outstanding during the period. The per share amounts are also impacted by the accretion of the Series B and Series C shares to their respective redemption values as described in Note 6. Upon approval of the stockholders of an increase in authorized common shares and notice from the Company that results in the settlement of the Series B and Series C shares in exchange for a total of 4,955,277 common shares, accretion will cease and use of the two-class method will no longer be required. Should the Company settle the Series B and Series C shares with common stock, it will need to include a charge or credit to income applicable to common stock in the period of settlement for the difference between the carrying value of the Series B and Series C shares and the fair value of the common shares issued in settlement.

As a result of the losses from continuing operations in the three and six-months ended December 31, 2002, the anti-dilutive effects of approximately 1.9 million and 1.8 million option shares,

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have been excluded from the calculation of diluted earnings per share. Such options totaled 4.8 million and 4.5 million for the three months ended December 31, 2003 and 2002, respectively. Such options totaled 4.9 million and 4.4 million for the six months ended December 31, 2003 and 2002, respectively.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Medical Transportation and Related Services	Fire and Other	Total
THREE MONTHS ENDED DECEMBER 31, 2003
Net revenues from external customers	$114,555	$19,569	$134,124
Segment profit	14,914	2,749	17,663
Segment assets	66,815	700	67,515

THREE MONTHS ENDED DECEMBER 31, 2002 (As Restated*)
Net revenues from external customers	$103,067	$19,628	$122,695
Segment profit	10,963	1,762	12,725
Segment assets	59,942	1,086	61,028

SIX MONTHS ENDED DECEMBER 31, 2003
Net revenues from external customers	$226,239	$39,623	$265,862
Segment profit	28,996	5,372	34,368
Segment assets	66,815	700	67,515

SIX MONTHS ENDED DECEMBER 31, 2002 (As Restated*)
Net revenue from external customers	$206,252	$40,183	$246,435
Segment profit	24,993	4,515	29,508
Segment assets	59,942	1,086	61,028

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of segment profit to income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
		(As Restated*)		(As Restated*)
Segment profit	$17,663	$12,725	$34,368	$29,508
Unallocated corporate overhead	(5,021)	(2,573)	(9,431)	(9,665)
Depreciation and amortization	(2,835)	(3,186)	(5,734)	(6,512)
Interest expense	(7,194)	(7,330)	(15,208)	(13,241)
Interest income	22	22	51	49

Income from continuing operations before income taxes and minority interest	$2,635	$(342)	$4,046	$139

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of December 31,
	2003	2002
		(As Restated*)
Segment assets	$67,515	$61,028
Cash	10,506	10,117
Inventories	11,998	12,074
Prepaid expenses and other	6,567	6,890
Property and equipment, net	40,646	45,873
Goodwill	41,167	41,167
Insurance deposits	8,495	8,240
Other assets	13,321	11,254

	$200,215	$196,643

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements.

(11)	Recently Issued Accounting Pronouncements

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument, and thus require reclassification as liabilities and measurement at the amount of cash that would be paid under the conditions in the applicable entity organization agreement if settlement of the respective minority interests occurred at the reporting date. The Company’s consolidated financial statements include a minority interest that meets the standard’s definition of a mandatorily redeemable financial instrument. This mandatorily redeemable minority interest represents an interest held by a third party in San Diego Medical Services Enterprises, LLC (SDMSE), where the terms of the underlying agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be distributed to the minority interest holder and the Company on a pro rata basis in accordance with the underlying agreement. The termination date of the Company’s mandatorily redeemable minority interest is currently June 30, 2005.

On November 7, 2003, the FASB issued FASB Staff Position (FSP) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite lived subsidiaries, but retained the related disclosure provisions. The settlement value of the Company’s mandatorily redeemable minority interest in SDMSE is estimated to be $2.4 million at December 31, 2003. This represents the estimated amount of cash that would be due and payable to settle the minority interest assuming an orderly liquidation of SDMSE on December 31, 2003, net of estimated liquidation costs. The corresponding carrying value of the minority interest in SDMSE at December 31, 2003 is $2.4 million, and is included in the balance sheet caption ‘Minority interest’.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reduction in coverage or reimbursement rates by third-party payers, or an increase in the Company’s cost structure relative to increases in the Consumer Price Index (CPI), or costs incurred to implement any further mandates of the fee schedule could have a material adverse effect on its business, financial condition, cash flows, and results of operations.

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide surety bonds or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has a portfolio of surety bonds that is renewed annually. The Company has $10.8 million of surety bonds outstanding as of December 31, 2003.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these indemnities have not had a material effect on the Company’s business, financial condition, and cash flows or results of operations. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities in excess of its deductible or self-insured retention arising out of such claims. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Haskell v. Rural/Metro Corporation, et al. and Ruble v. Rural/Metro Corporation: The Company, Warren S. Rustand, the former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, the former Vice Chairman of the Board, and Robert E. Ramsey, Jr., its former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contained virtually identical allegations, were brought on behalf of a class of persons who purchased the Company’s publicly traded securities including its common stock between April 24, 1997 and June 11, 1998. The complaints alleged that the defendants issued certain false and misleading statements regarding certain aspects of the Company’s financial status and that these statements allegedly caused the Company’s common stock to be traded at artificially inflated prices. The complaints also alleged that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

On April 17, 2003, Rural/Metro and the individual defendants agreed to settle the Ruble v. Rural/Metro and Haskell v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Rural/Metro’s primary and excess carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. After a hearing on the final settlement agreement, the court entered an order approving the settlement and dismissing the Ruble action with prejudice on December 10, 2003. The Haskell case was dismissed with prejudice on January 13, 2004.

In the settlement agreement, the Company and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times they acted in good faith and in a manner they reasonably believed to be in the best interests of the Company and its stockholders.

Springborn, et al. v. Rural/Metro Corporation, et al.: The Company, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in the Company’s Employee Stock Ownership Plan (“ESOP”), Employee Stock Purchase Plan (“ESPP”), and/or Retirement Savings Value Plan (“401(k) Plan”) (collectively, the “Plans”) from July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002, adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Plans.

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

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against the Company and its current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The appeal was dismissed as premature on October 27, 2003. The court dismissed plaintiffs’ remaining claims against Arthur Andersen on January 27, 2004, and entered final judgment.

Regulatory Compliance

Numerous federal, state, and local laws and regulations govern the healthcare industry. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes including their applicable government review and interpretation as well as regulatory actions unknown or unasserted at this time.

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

Executive Summary

The results of our fiscal 2004 second quarter reflected our continued focus on growing and strengthening our base of core operations throughout the country. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, sought targeted new-contract opportunities, and continued to implement new programs designed to improve billing efficiencies.

In evaluating our business, we monitor a number of key operating and financial statistics. They include average patient charge, average daily deposits, days sales outstanding, and transport volume, among others. The results and trends indicated by these statistics provide us with important data that we use to analyze our performance and guide the business going forward.

An important component of our strategic plan is to reduce bad debt expenses through billing-oriented initiatives. We have assembled a team of internal billing and collections specialists to address this important issue. During the quarter ended December 31, 2003, we continued to work toward maximizing the percentage of medical transportation claims that we submit electronically.

In addition, contracting activities during the quarter included the award of new and renewal contracts among key customers in a variety of regional service areas. For example, renewal contracts included exclusive agreements to provide emergency ambulance transportation in Mesa and Gilbert, Arizona, as well as Loudon and Franklin counties in Tennessee.

During the period, we also initiated the planned exit in June 2005 from our exclusive contract to provide fire protection services in the City of Scottsdale, Arizona. As we regularly review our operations to assure they are aligned with our current business strategy, we determined that the subscription-service model is the preferred platform for our community fire protection efforts.

Industry trends for the medical transportation segment of our business remained consistent during the quarter, with one notable development stemming from Congressional passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Included in this legislation was a provision for additional reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the phase-in of the national ambulance fee schedule, which will be complete in 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Introduction

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (emergency ambulance services) and non-emergency transport requests (general transport services) to patients on both a fee-for-service and nonrefundable subscription fee basis. Per transport revenue depends on various factors, including the mix of rates between existing markets and new markets and the mix of activity between emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

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

Restatement of Quarterly Financial Statements

See Note 1 to our consolidated financial statements included above for a discussion of the restatement of our financial statements for the three and six-months ended December 31, 2002.

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

Medical Transportation Revenue Recognition —Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. Discounts are estimated based on historical collection data, historical write-off activity and current relationships with payers, within each service area. In addition, depending on the demographics of each service area, the mix between Medicare, Medicaid and other third-party payers can vary significantly. Estimated discounts are translated into a percentage of gross revenue, which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $45.3 million and $37.4 million for the three months ended December 31, 2003 and 2002, respectively, and $88.3 million and $76.1 million for the six months ended December 31, 2003 and 2002, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue — Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected uncollectible percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $22.5 million and $21.4 million for the three months ended December 31, 2003 and 2002, respectively, and $44.3 million and $42.9 million for the six months ended December 31, 2003 and 2002, respectively.

Workers’ Compensation Reserves — Beginning May 1, 2002, we began purchasing corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be adjusted upward or downward at certain intervals based upon a retrospective review of incurred losses. A retrospective review of the policy year that began May 1, 2002 resulted in a refund of premiums of approximately $1.2 million. We do not currently expect any adverse findings on any subsequent policy year reviews. Each of these annual policies covers all workers’ compensation claims made by employees of our domestic subsidiaries. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claims relating to these policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $10.0 million and $11.3 million at December 31, 2003 and June 30, 2003, respectively.

General Liability Reserves — We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $15.4 million and $13.9 million at December 31, 2003 and June 30, 2003, respectively.

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

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

The following table sets forth a comparison of certain items from our statements of operations for the three months ended December 31, 2003 and 2002. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item. Additionally, a comparison of transport activity from continuing operations has been presented for the three months ended December 31, 2003 and 2002.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended December 31, 2003 and 2002

(In thousands)

	Three Months Ended December 31,
	2003	% of Net Revenue	2002	% of Net Revenue	$ Change	% Change
			(As Restated*)
Net revenue	$134,124	100.0%	$122,695	100.0%	$11,429	9.3%

Operating expenses:
Payroll and employee benefits	70,052	52.2%	67,483	55.0%	2,569	3.8%
Provision for doubtful accounts	21,849	16.3%	19,862	16.2%	1,987	10.0%
Depreciation and amortization	2,835	2.1%	3,186	2.6%	(351)	-11.0%
Other operating expenses	29,581	22.1%	26,619	21.7%	2,962	11.1%
Restructuring and other	—	0.0%	(1,421)	-1.2%	1,421	-100.0%

Total operating expenses	124,317	92.7%	115,729	94.3%	8,588	7.4%

Operating income	9,807	7.3%	6,966	5.7%	2,841	40.8%
Interest expense	(7,194)	-5.4%	(7,330)	-6.0%	136	-1.9%
Interest income	22	0.0%	22	0.0%	—	0.0%

Income (loss) from continuing operations before income taxes and minority interest	2,635	1.9%	(342)	-0.3%	2,977
Income tax provision	(105)	-0.1%	(55)	0.0%	(50)
Minority interest	(189)	-0.1%	(600)	-0.5%	411

Income (loss) from continuing operations	2,341	1.7%	(997)	-0.8%	3,338
Income (loss) from discontinued operations	(166)	-0.1%	745	0.6%	(911)

Net income (loss)	$2,175	1.6%	$(252)	-0.2%	2,427

	Three Months Ended December 31,		Transport Change	% Change
	2003	2002
Transports from continuing operations
Ambulance transports	281,212	262,571	18,641	7.1%
Alternative transportation transports	26,484	24,500	1,984	8.1%

Total transports from continuing operations	307,696	287,071	20,625	7.2%

Net Revenue

A comparison of net revenue by segment is included in the table below.

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Medical transportation and related services	$114,555	$103,067	$11,488	11.1%
Fire and other	19,569	19,628	(59)	-0.3%

Total net revenue	$134,124	$122,695	$11,429	9.3%

Medical Transportation and Related Services — Medical transportation and related service revenue increased $11.5 million, or 11.2%, from $103.1 million for the three months ended December 31, 2002 to $114.6 million for the three months ended December 31, 2003. This increase is primarily comprised of a $9.8 million increase in same service area revenue attributable to transport increases, rate increases, call screening and other factors. Additionally, there was a $1.6 million increase in revenue related to new contracts.

Transports in areas that we served in both the three months ended December 31, 2003 and 2002 increased by approximately 16,000 transports. Additionally there was an increase of approximately 4,000 transports related to new contracts. The net average patient charge for ambulance transports made in the three months ended December 31, 2003 was $390.18 compared to $370.92 for the three months ended December 31, 2002.

Fire and Other — Fire subscription revenue totaled $8.7 million for the three months ended December 31, 2003 as compared to $8.0 million for the three months ended December 31, 2002. The increase in fire subscription revenue is primarily due to rate increases. Forestry and fire fee revenue totaled $0.1 million for the three months ended December 31, 2003 as compared to $0.6 million for the three months ended December 31, 2002. The decrease in forestry and fire fee revenue is primarily related to the particularly active wildfire season in fiscal 2003 compared to fiscal 2004.

Operating Expenses

Payroll and Employee Benefits —The increase in payroll and employee benefits is primarily related to increased transport activity, general wage rate increases and increased health insurance costs offset by a $1.2 million refund received for premiums paid on a prior year workers compensation policy. Payroll and employee benefits as a percentage of net revenue, excluding the effect of the $1.2 million noted above, was 53.1% for the three months ended December 31, 2003. The decrease in the percentage of payroll and employee benefits to net revenue is primarily due to the disproportionate increase in net revenue as compared to payroll and employee benefits.

Provision for Doubtful Accounts —The increase in the provision for doubtful accounts is primarily related to the increase in medical transportation and related service revenue.

The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service revenue was 19.2% for the three months ended December 31, 2003 and 20.0% for the three months ended December 31, 2002. The decrease in the provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue relates to the changes in the mix of the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts. Provisions for Medicare, Medicaid and other third party payer discounts combined with provisions for doubtful accounts represented 44.6% (including 14.8% for doubtful accounts) of gross ambulance and alternative transportation transport revenue for the three months ended December 31, 2003 as compared to 43.4% (including 15.8% for doubtful accounts) for the three months ended December 31, 2002.

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

Restructuring charge and other — Fiscal 2003 includes the reversal of restructuring charges of $1.4 million originally recorded in fiscal 2001. The restructuring charge recorded in fiscal 2001 included $1.5 million for severance, lease termination and other costs relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area improved, and in November 2002 we were awarded a new multi-year contract. As a result, the remaining reserve, related to this service area, of $1.3 million was released to income during fiscal 2003. In addition to this reversal, several other individually insignificant adjustments were made to prior restructuring charges in fiscal 2003.

Interest Expense — The balance on our credit facility was $152.6 million at December 31, 2003 as compared to $152.4 million at December 31, 2002. The average rate charged on the credit facility was 8.3% for the three months ended December 31, 2003 compared to 8.9% for the three months ended December 31, 2002. The change in interest rate accounts for a decrease of approximately $0.2 million in interest expense. Amortization of deferred financing costs totaled $0.7 million for the three months ended December 31, 2003 as compared to $0.4 million for the three months ended December 31, 2002. Amortization of deferred financing costs in the three months ended December 31, 2003 includes amortization of costs incurred relating to both the 2002 and 2003 Amended Credit Facilities. Additionally, upon negotiation of the 2003 Amended Credit Facility, the amortization period of the costs associated with the 2002 Amended Credit Facility was extended through December 31, 2006. See further discussion of the 2003 Amended Credit Facility in “Liquidity and Capital Resources.”

Discontinued operations — In the first and second quarters of fiscal 2004, we ceased operating in certain of our medical transportation and related service areas. Additionally, we held one medical transportation and related service area for sale in the second quarter of fiscal 2004, the sale of which is expected to close in the third or fourth quarter of fiscal 2004. The results of operations for those service areas have been included in income (loss) from discontinued operations for the three months ended December 31, 2003 and 2002. Net revenue for these service areas totaled $6.0 million and $6.2 million for the three months ended December 31, 2003 and 2002, respectively. These service areas generated a loss of $0.2 million in the three months ended December 31, 2003 and net income of $0.7 million in the three months ended December 31, 2002.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

The following table sets forth a comparison of certain items from our statements of operations for the six months ended December 31, 2003 and 2002. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item. Additionally, a comparison of transport activity from continuing operations has been presented for the six months ended December 31, 2003 and 2002.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Six Months Ended December 31, 2003 and 2002

(In thousands)

	Six Months Ended December 31,
	2003	% of Net Revenue	2002	% of Net Revenue	$ Change	% Change
			(As Restated*)
Net revenue	$265,862	100.0%	$246,435	100.0%	$19,427	7.9%

Operating expenses:
Payroll and employee benefits	141,052	53.1%	135,778	55.1%	5,274	3.9%
Provision for doubtful accounts	42,627	16.0%	39,786	16.1%	2,841	7.1%
Depreciation and amortization	5,734	2.2%	6,512	2.6%	(778)	-11.9%
Other operating expenses	57,246	21.5%	52,449	21.3%	4,797	9.1%
Restructuring and other	—	0.0%	(1,421)	-0.6%	1,421	-100.0%

Total operating expenses	246,659	92.8%	233,104	94.5%	13,555	5.8%

Operating income	19,203	7.2%	13,331	5.5%	5,872	44.0%
Interest expense	(15,208)	-5.7%	(13,241)	-5.4%	(1,967)	14.9%
Interest income	51	0.0%	49	0.0%	2	4.1%

Income (loss) from continuing operations before income taxes and minority interest	4,046	1.5%	139	0.1%	3,907
Income tax provision	(195)	-0.1%	(110)	0.0%	(85)
Minority interest	(463)	-0.2%	(1,478)	-0.6%	1,015

Income (loss) from continuing operations	3,388	1.2%	(1,449)	-0.5%	4,837
Income (loss) from discontinued operations	(607)	-0.2%	13,950	5.7%	(14,557)

Net income (loss)	$2,781	1.0%	$12,501	5.2%	(9,720)

	Six Months Ended December 31,		Transport Change	% Change
	2003	2002
Transports from continuing operations
Ambulance transports	556,288	530,559	25,729	4.8%
Alternative transportation transports	50,262	50,175	87	0.2%

Total transports from continuing operations	606,550	580,734	25,816	4.4%

Net Revenue

A comparison of net revenue by segment is included in the table below.

	Six Months Ended December 31,		$ Change	% Change
	2003	2002
Medical transportation and related services	$226,239	$206,252	$19,987	9.7%
Fire and other	39,623	40,183	(560)	-1.4%

Total net revenue	$265,862	$246,435	$19,427	7.9%

Medical Transportation and Related Services — Medical transportation and related service revenue increased $20.0 million, or 9.7%, from $206.3 million for the six months ended December 31, 2002 to $226.2 million for the six months ended December 31, 2003. This increase is primarily comprised of a $17.7 million increase in same service area revenue attributable to transport increases, rate increases, call screening and other factors. Additionally, there was a $3.4 million increase in revenue related to new contracts offset by a $1.1 million decrease related to service areas that were closed in fiscal 2003.

Transports in areas that we served in both the six months ended December 31, 2003 and 2002 increased by approximately 19,000 transports. Additionally there was an increase of approximately 9,000 transports related to new contracts as well as a decrease of 2,000 transports in a service area closed in fiscal 2003. The net average patient charge for ambulance transports made in the six months ended December 31, 2003 was $387.74 compared to $366.11 for the six months ended December 31, 2002.

Fire and Other — Fire subscription revenue totaled $17.1 million for the six months ended December 31, 2003 as compared to $15.8 million for the six months ended December 31, 2002 with the increase primarily due to rate increases. Forestry and fire fee revenue totaled $1.0 million for the six months ended December 31, 2003 as compared to $2.1 million for the six months ended December 31, 2002 with the decrease primarily related to the particularly active wildfire season in fiscal 2003 compared to fiscal 2004.

Operating Expenses

Payroll and Employee Benefits —The increase in payroll and employee benefits is primarily related to increased transport activity, increased health insurance costs and general wage rate increases offset by a $1.2 million refund received for premiums paid on a prior year workers compensation policy. Payroll and employee benefits as a percentage of net revenue, excluding the effect of the $1.2 million noted above, was 53.5% for the six months ended December 31, 2003. The decrease in the percentage of payroll and employee benefits to net revenue is primarily due to the disproportionate increase in net revenue as compared to payroll and employee benefits.

Provision for Doubtful Accounts —The increase in the provision for doubtful accounts is related to the increase in medical transportation and related service revenue.

The provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue was 19.1% for the six months ended December 31, 2003 and 19.6% for the six months ended December 31, 2002. The decrease in the provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue relates to the changes in the mix of the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts. Provisions for Medicare, Medicaid and other third party payer discounts combined with provisions for doubtful accounts represented 44.3% (including 14.8% for doubtful accounts) of gross ambulance and alternative transportation transport revenue for the six months ended December 31, 2003 as compared to 43.8% (including 15.8% for doubtful accounts) for the six months ended December 31, 2002.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $2.9 million due to increased premium rates in the new policy year as well as general increases in other operating expense categories.

Restructuring charge and other — Fiscal 2003 includes the reversal of restructuring charges of $1.4 million originally recorded in fiscal 2001. The restructuring charge recorded in fiscal 2001 included $1.5 million for severance, lease termination and other costs relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area improved, and in November 2002 we were awarded a new multi-year contract. As a result, the remaining reserve, related to this service area, of $1.3 million was released to income during fiscal 2003. In addition to this reversal, several other individually insignificant adjustments were made to prior restructuring charges in fiscal 2003.

Interest Expense — The balance on our credit facility was $152.6 million at December 31, 2003 as compared to $152.4 million at December 31, 2002. The average rate charged on the credit facility, including additional amounts accrued due to noncompliance with covenants, was 9.4% for the six months ended December 31, 2003 compared to 7.6% for the three months ended December 31, 2002. The change in interest rate accounts for an increase of approximately $1.4 million in interest expense. Amortization of deferred financing costs totaled $1.4 million for the six months ended December 31, 2003 as compared to $0.8 million for the three months ended December 31, 2002. Amortization of deferred financing costs in the six months ended December 31, 2003 includes amortization of costs incurred relating to both the 2002 and 2003 Amended Credit Facilities. Additionally, upon negotiation of the 2003 Amended Credit Facility, the amortization period of the costs associated with the 2002 Amended Credit Facility was extended through December 31, 2006.

See further discussion of the 2003 Amended Credit Facility in “Liquidity and Capital Resources.”

Income (loss) from discontinued operations — Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million for the six months ended December 31, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to our Latin American operations totaled $2.1 million for the six months ended December 31, 2002. Fire and other revenue for these operations totaled $0.3 million for the six months ended December 31, 2002. Our Latin American operations generated a loss of $156,000 for the six months ended December 31, 2002.

In addition to the disposal of our Latin American operations discussed above, in the first and second quarters of fiscal 2004, we ceased operating in certain of our medical transportation and related service areas. We also held one medical transportation and related service area for sale in the second quarter of fiscal 2004, the sale of which is expected to close in the third or fourth quarter of fiscal 2004. The results of these service areas for the six months ended December 31, 2003 and 2002 are included in income (loss) from discontinued operations. Net revenue for these service areas totaled $6.0 million and $12.6 million for the six months ended December 31, 2003 and 2002, respectively. These service areas generated a loss of $0.5 million in the six months ended December 31, 2003 and net income of $1.6 million in the six months ended December 31, 2002.

Liquidity and Capital Resources

During the three months ended December 31, 2003, we recorded net income of $2.2 million compared with a net loss of $0.3 million for the three months ended December 31, 2002. During the six months ended December 31, 2003, we recorded net income of $2.8 million compared with net income of $12.5 million for the six months ended December 31, 2002. Net income for the six months ended December 31, 2002 included a gain on the disposal of our Latin American operations of $12.5 million and the $1.4 million non-cash reversal of restructuring charges. Cash provided by operating activities totaled $3.1 million for the six months ended December 31, 2003 and $5.6 million for the six months ended December 31, 2002. At December 31, 2003, we had cash of $10.5 million, total debt of $306.2 million and a stockholders’ deficit of $210.1 million. Our total debt at December 31, 2003 included $149.9 million of our 7 7/8% Senior Notes due March 15, 2008, $152.6 million outstanding under our credit facility, $3.2 million payable to a former joint venture partner and $0.5 million of capital lease obligations.

As discussed in Note 5 to our consolidated financial statements, we were not in compliance with certain of the covenants contained in our credit facility at June 30, 2002. On September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of our Series B redeemable nonconvertible participating preferred stock. The Series B redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B shares would be converted, if the Series B shares are not converted by us into common shares by December 31, 2004. See further discussion on the Series B shares at Note 6.

As also discussed in Note 5 to our consolidated financial statements, we violated certain financial covenants as a result of the restatement of our financial statements. Effective September 30, 2003, we entered into the 2003 Amended Credit Facility with our lenders, which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to the lenders of 283,979 shares of our Series C redeemable nonconvertible participating preferred stock. The Series C redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C shares would be converted, if the Series C shares are not converted by us into common shares by December 31, 2006. See further discussion on the Series C shares at Note 6.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We currently have no common stock available with which to raise capital. Throughout the year, we experience periodic significant outflows of cash. These outflows include our $5.9 million, semi-annual interest payment on our Senior Notes, these payments are due March 15th and September 15th through March 2008, as well as interest on our credit facility of approximately $1.1 million per month. In addition, annual workers’ compensation and general liability insurance premium deposits are paid in the fourth quarter of the fiscal year. These deposits totaled $5.4 million in fiscal 2003. Historically we have also paid a discretionary employer 401(k) matching contribution and management incentive bonuses, generally in the second quarter of the fiscal year. These payments totaled $3.4 million in the second quarter of fiscal 2004. We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Historically, we have financed our cash requirements principally through cash flow from operating activities, term and revolving indebtedness, capital equipment lease financing, the issuance of Senior Notes, the sale of common stock through an initial public offering in July 1993 and subsequent public stock offerings in May 1994 and April 1996, and the exercise of stock options.

The table below summarizes cash flow information for the six months ended December 31, 2003 and 2002.

	Six Months Ended December 31,
	2003	2002
	(in thousands)
Net cash provided by operating activities	$3,130	$5,593
Net cash used in investing activities	(3,329)	(4,242)
Net cash used in financing activities	(1,856)	(1,890)

Operating activities - The decrease in cash provided by operating activities primarily relates to the growth in accounts receivable in the first six months of fiscal 2004 offset by an increase in accrued liabilities. The growth in receivables is primarily related to new service areas and transport growth in the second quarter of fiscal 2004 as compared to fiscal 2003. The increase in accrued liabilities in comparison to fiscal 2003 is related to the timing of payments on several accruals including the usage of general liability and workers compensation claims reserves. The volume of claims being settled has decreased as compared to fiscal 2003.

Investing activities – Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $3.4 million in the six months ended December 31, 2003 as compared to $4.7 million for the six months ended December 31, 2002. We expect capital expenditures to total approximately $8.0 million for the fiscal year ending June 30, 2004.

Financing activities – Cash used in financing activities primarily relates to repayments on debt and capital lease obligations as well as cash paid for debt modification costs and distributions to minority shareholders. Cash used in financing activities for the six months ended December 31, 2003 includes a $1.0 million payment on our credit facility related to asset sale proceeds as required under the 2002 amendment to the credit facility. As the 2003 Amended Credit Facility does not require principal reduction, cash used in financing activities for the remainder of fiscal 2004 is expected to be comprised primarily of repayments on other debt and capital lease obligations.

Accounts receivable, net of the allowance for doubtful accounts, was $67.5 million and $60.4 million as of December 31, 2003 and June 30, 2003, respectively. The increase in net accounts receivable is primarily due to increased volume, billings on new contracts and the timing of billings and collections. Days sales outstanding, calculated on a year to date basis was 43 days at December 31, 2003 as compared to 44 days at June 30, 2003. The allowance for doubtful accounts increased from approximately $48.4 million at June 30, 2003 to approximately $53.3 million at December 31, 2003, primarily as a result of the increase in accounts receivable.

Average daily cash deposits totaled $1.8 million for each of the three and six months ended December 31, 2003 and 2002. We experience several variables regarding the timing and amount of cash collected during any period. See further discussion of those variables in “Risk Factors – We depend on reimbursement by third-party payers and individuals.” While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

We had working capital of $8.4 million at December 31, 2003, including cash of $10.5 million compared to working capital of $1.6 million, including cash of $12.6 million at June 30, 2003. The increase in working capital is primarily related to the increase in accounts receivable.

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

Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million (the “2002 Amended Credit Facility”). Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time. In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock. The Series B shares are not convertible by the holder but we may elect to settle the Series B shares by issuance of common shares equivalent to 10% of the common shares outstanding at the date of the amendment on a fully diluted basis, as defined in the related agreement. Conversion of the Series B shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. The Series B redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B shares would be converted, if the Series B shares are not converted by us to common shares by December 31, 2004. See further discussion on the Series B shares at Note 6.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.8 million at December 31, 2003.

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

We entered into an amended credit facility, effective September 30, 2003, with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with our current business levels and outlook (the “2003 Amended Credit Facility”). The revised financial covenants and levels achieved by us as of December 31, 2004, are presented below. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

Financial Covenant (A)	Period Covered By Covenant	Level Specified in Agreement (A)	Level Achieved for Specified Period (A)
Debt leverage ratio	Six months ended December 31, 2003	< 7.61	6.34
Minimum tangible net worth	At December 31, 2003	< $280.0 million deficit	$250.5 million deficit
Fixed charge coverage ratio	Six months ended December 31, 2003	> 1.01	1.21
Limitation on capital expenditures	Cumulative for fiscal year 2004	< $11.0 million	$3.4 million
Annual operating lease expense to consolidated net revenue	Last twelve months	< 3.1%	2.2%

(A) - As defined in the credit facility agreement.

We must achieve the following levels of compliance at March 31, 2004: a total debt leverage ratio of less than 7.49; a minimum tangible net deficit of less than a $280.0 million; a fixed charge coverage ratio of at least 1.04; annual capital expenditures less than $11.0 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

In consideration for the amendment, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of our Series C redeemable nonconvertible participating preferred stock. The Series C shares are not convertible by the holder but we may elect to settle the Series C Shares by issuance of common shares equivalent to 11% of the common shares outstanding on a fully diluted basis, as defined in the related agreement. Conversion of the Series C shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. We also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment to the credit facility. The Series C redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C shares would be converted, if the Series C shares are not converted by us to common shares by December 31, 2006. See further discussion on the Series C shares at Note 6.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee plus the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs of $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.6 million at December 31, 2003.

At December 31, 2003, the weighted average interest rate on credit facility borrowings was approximately 8.1%. At December 31, 2003, there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility.

In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due March 15, 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. We incurred expenses related to the offering of approximately $5.3 million and are amortizing such costs over the term of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. The Senior Notes contain certain covenants that, among other items, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

If we fail to remain in compliance with financial and other covenants set forth in the 2003 Amended Credit Facility, we will also be in default under our Senior Notes. A default under the Senior Notes or

Amended Credit Facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

General Liability: We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $15.4 million and $13.9 million at December 31, 2003 and June 30, 2003, respectively. See “Risk Factors – Our reserves may prove inadequate.”

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $3.9 million at December 31, 2003 of which $2.0 million is included in prepaid expenses and other and $1.9 million is included in insurance deposits. Cash deposits totaled $2.9 million at June 30, 2003 of which $1.7 million is included in prepaid expenses and other and $1.2 million is included in insurance deposits.

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

Workers’ Compensation: We have historically maintained insurance policies for workers’ compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. We also engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $10.0 million and $11.3 million at December 31, 2003 and June 30, 2003, respectively. See “Risk Factors — Our reserves may prove inadequate.”

Effective May 1, 2002, we began fully insuring our workers’ compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers’ compensation program totaled $6.6 million at December 31, 2003, which is included in insurance deposits. Cash deposits totaled $6.8 million at June 30, 2003, which are included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies as was customary at the time. As of December 31, 2003, we had $3.0 million of cash on deposit with Reliance which is included in insurance deposits. We also have provided Reliance with letters of credit and surety bonds totaling $6.4 million.

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

During fiscal 2002, we purchased certain portions of our workers’ compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of December 31, 2003, we had net deposits with respect to this coverage totaling $3.0 million which is included in insurance deposits.

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

We have significant indebtedness.

We have significant indebtedness. As of December 31, 2003, we had approximately $306.2 million of consolidated indebtedness, consisting primarily of $149.9 million of 7 7/8% Senior Notes due in 2008 and $152.6 million outstanding under our 2003 Amended Credit Facility, which is due December 31, 2006.

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

Our stockholders face significant dilution of our common stock.

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are not convertible by the holder but we may elect to settle the Series B Shares by issuance of 2,115,490 common shares, which equated to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the common shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B shares as of December 31, 2004. The accretion and allocation of earnings to the Series B Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to participants in the 2003 Amended Credit Facility. The Series C Shares are not convertible by the holder but we may elect to settle the Series C Shares by issuance of 2,839,787 common shares, which equated to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. The accretion and allocation of earnings to the Series C Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received 90% of our medical transportation fee collections from such third party payers during the three months ended December 31, 2003 and 2002, including 27% from Medicare. We received 90% of our medical transportation fee collections from such third party payers during the six months ended December 31, 2003, including 27% from Medicare. In the six months ended December 31, 2002, we received 90% of medical transportation fee collections from these third parties, including 26% from Medicare.

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

In addition to the above, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Included in this legislation was a provision for additional reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the phase-in of the national ambulance fee schedule, which will be complete in 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Certain state and local governments regulate rate structures and limit rates of return.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for 22.2% and 18.0% of net revenue for the three months ended December 31, 2003 and 2002, respectively. Ambulance services revenue generated in Arizona accounted for 21.1% and 18.6% of net revenue for the six months ended December 31, 2003 and 2002, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which protects the privacy of patients’ health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, required covered entities to comply with the final rule’s provisions pertaining to privacy standards by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. We have developed and implemented policies, training and procedures to comply with the final rule.

In addition to compliance with the privacy standards deadline, the HIPAA Electronic Transactions and Code Set Rule required us, if we submit claims electronically, to use the approved HIPAA format by October 16, 2003. On September 23, 2003, CMS announced that it would issue a contingency plan to accept Medicare noncompliant electronic transactions after the October 16, 2003 compliance deadline. The contingency plan permits CMS to continue to accept and process Medicare claims in legacy formats giving providers, like us, additional time to complete the testing process. We are filing in the approved HIPAA format with all of our Medicare plans except Nebraska, due to the carrier’s inability to accept ambulance claims in the approved HIPAA format. We submit Medicaid claims to twenty-seven states, of which eleven states allow electronic claim submissions and sixteen accept paper claim submissions. As of February 11, 2004, we received confirmation of at least one successful test filing from ten of the eleven states that accept electronic claim submissions. We have completed the testing process in nine states and are continuing to test our submissions in two states. These two states, New York and Pennsylvania, will allow legacy formats until testing is complete. In addition, we await announcements from the commercial insurers regarding compliance with the final rule. Thus, while we have worked diligently to both comply with HIPAA requirements and mitigate the impact of HIPAA on our business, we could experience a material adverse effect on our business, financial condition, cash flows or results of operations due to (i) significant costs associated with continued compliance under HIPAA or related legislative enactments, (ii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents, or (iii) impacts to the health care industry as a whole that may directly or indirectly cause an adverse affect on our business.

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

On October 20, 2003, Nasdaq informed us that we had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that we do not meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. We submitted a plan for compliance and on November 25, 2003, Nasdaq granted an exception to the listing requirements contingent on our filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2004 on a timely basis. Additionally, Nasdaq indicated that should we fail to demonstrate year to date income from continuing operations of at least $500,000, measured at the end of each quarter of fiscal 2004, and fail to satisfy either the $2.5 million shareholders’ equity or $35.0 million market value of listed securities standard, our securities would be delisted from The Nasdaq Stock Market. For the six months ended December 31, 2003 we had income from continuing operations of $3.4 million.

On January 12, 2004, we received a letter from Nasdaq indicating that the Nasdaq Listing and Hearing Review Council (the “Council”) had called for a review of the Panel decision received by us on November 25, 2003. The letter indicated that the review will focus on the Panel’s decision to allow us to demonstrate compliance with the net income requirement on a prospective basis. The Council may affirm, modify, reverse, dismiss or remand the decision of the Panel.

We depend on certain business relationships.

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for 18.5% and 18.2% of net revenue for the three months ended December 31, 2003 and 2002, respectively. One of these contracts accounted for 8.5% and 8.7% of net revenue for the six months ended December 31, 2003 and 2002, respectively. Our six largest contracts accounted for 18.2% of net revenue for both the six months ended December 31, 2003 and 2002. One of these contracts accounted for 8.4% and 8.7% of net revenue for the six months ended December 31, 2003 and 2002, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

During the second quarter of fiscal 2004, certain items relating to prior periods were called to our attention and evaluated by us for further reporting under the Exchange Act. As a result of this process, we have filed (or will file in the near future)

(i)	Current Reports on Form 8-K reporting under Item 4 the engagement in July 2003 of Singer Lewak Greenbaum and Goldstein LLP (“SLGG”) as the Company’s independent accountants to re-audit the Company’s financial statements for fiscal 2001, and the completion of such engagement in October 2003. The Company’s financial statements for fiscal 2001 were previously audited by the Company’s prior independent accountants, Arthur Andersen LLP, who have ceased operations, and therefore, were unable to perform any procedures with respect to those financial statements. SLGG’s report and consent were included in our Annual Report on Form 10-K for fiscal 2003.

(ii)	A Current Report on Form 8-K reporting under Item 2 the cessation of operations in certain of the Company’s medical transportation and related service areas effective September 30, 2003. The results of the closed service areas referred to above were classified as discontinued operations in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 and 2002.

(iii)	An amendment to our Annual Report on Form 10-K for fiscal 2003 restating our earnings per share calculations for fiscal 2003. The Company initially concluded that it had calculated its earnings per share amounts for fiscal 2003 in the appropriate manner. However, the Company subsequently determined that such calculations should have been made using the two-class method whereby net income or loss for each period is allocated between common stock and the Company’s Series B redeemable nonconvertible participating preferred stock on the basis of the weighted average number of common shares and share equivalents outstanding during the period. The need to restate our fiscal 2003 earnings per share calculations is considered to represent a material weakness under standards established by the American Institute of Certified Public Accountants. The Company has added resources in the accounting and reporting area to prevent this type of situation from recurring.

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, except for the items outlined in the preceding paragraphs which have been addressed as set forth above. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RURAL/METRO CORPORATION AND ITS SUBSIDIARIES

Part II. Other Information.

Item 1 — Legal Proceedings.

From time to time, we are subject to litigation and regulatory investigations arising in the ordinary course of business. We believe that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, we are unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities in excess of our deductible or self-insured retention arising out of such claims. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Haskell v. Rural/Metro Corporation, et al. and Ruble v. Rural/Metro Corporation

We, Warren S. Rustand, our former Chairman of the Board and Chief Executive Officer, James H. Bolin, our former Vice Chairman of the Board, and Robert E. Ramsey, Jr., our former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contained virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between April 24, 1997 and June 11, 1998. The complaints alleged that the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also alleged that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

On April 17, 2003, Rural/Metro and the individual defendants agreed to settle the Ruble v. Rural/Metro and Haskell v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Rural/Metro’s primary and excess carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. After a hearing on the final settlement agreement, the court entered an order approving the settlement and dismissing the Ruble action with prejudice on December 10, 2003. The Haskell case was dismissed with prejudice on January 13, 2004.

In the settlement agreement, we and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times we and the individual defendants acted in good faith and in a manner we and the individual defendants reasonably believed to be in the best interests of us and our stockholders.

Springborn et al. v. Rural/Metro Corporation, et al.

We, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in our Employee Stock Ownership Plan (“ESOP”), Employee Stock Purchase

Plan (“ESPP”), and/or Retirement Savings Value Plan (“401(k) Plan”) 401(k) plan (collectively, the “Plans”) from July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002, adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Plans.

On October 30, 2002, defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. We and the individual defendants consented to this removal. On February 21, 2003, we and our current directors and officers moved to dismiss the amended complaint, and our former directors and officers subsequently joined in this motion.

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against us and our current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The appeal was dismissed as premature on October 27, 2003. The court dismissed plaintiffs’ remaining claims against Arthur Andersen on January 27, 2004, and entered final judgment.

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

Securities and Exchange Commission Inquiry

The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements described in the first paragraph of “Part I. Financial Information” of this report. We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

Item 5 — Other Information.

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

On September 29, 2003, the Company issued a press release indicating that the filing of its Form 10-K for fiscal 2003 would be delayed. The Company also filed a Form 12b-25 request with the SEC for an extension to file its Form 10-K on or before October 14, 2003. Due to such delayed filing, the Company formally requested, on September 30, 2003, that the Panel permit it to comply with their July 17, 2003 decision by filing both the Form 10-K for fiscal 2003 and the Form 10-Q for the quarter ended March 31, 2003 on or before October 14, 2003. On October 7, 2003, the Panel informed the Company that its requested modification to their July 17, 2003 decision was granted.

On October 20, 2003, Nasdaq informed the Company that it had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that the Company does not meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. The Company submitted a plan for compliance and on November 25, 2003, Nasdaq granted an exception to the filing requirements pursuant to the Company filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2004 on a timely basis. Additionally, Nasdaq indicated that should the Company fail to demonstrate $500,000 in net income from continuing operations (on a cumulative basis) for any quarter end and fail to satisfy either the $2.5 million shareholders’ equity or $35.0 million market value of listed securities standard, its securities would be delisted from The Nasdaq Stock Market. For the six months ended December 31, 2003 the Company had income from continuing operations of $3.4 million.

On January 12, 2004, we received a letter from Nasdaq indicating that the Nasdaq Listing and Hearing Review Council (the “Council”) had called for a review of the Panel decision received by us on November 25, 2003. The letter indicated that the review will focus on the Panel’s decision to allow us to demonstrate compliance with the net income requirement on a prospective basis. The Council may affirm, modify, reverse, dismiss or remand the decision of the Panel.

Item 6	— Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

*	Filed herewith.

(b) Reports on Form 8-K

Form 8-K filed October 3, 2003 relating to the Company entering into a Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 with its bank lenders which, among other provisions, extended the maturity date of the facility from December 31, 2004 through December 31, 2006; required no principal payments until maturity; waived all previous non-compliance, and required the issuance to the lenders an 11% equity stake in the Company through a grant of 283,979 shares of Series C preferred that are convertible into the Company’s common shares, pending stockholder approval of an increase in the number of authorized common shares.

Form 8-K filed October 15, 2003 relating to the Company’s press release announcing the filing of its Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and the filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

Form 8-K filed October 27, 2003 relating to the Company’s receipt of written notice from the Nasdaq Listing Qualifications Panel stating that although the Company filed its Form 10-Q for the third quarter ended March 31, 2003, and its Form 10-K for the fiscal year ended June 30, 2003, the Company no longer satisfies the $500,000 net income from continuing operations standard, or the alternative standards, for continued listing of the Company’s Common Stock on the Nasdaq SmallCap Market.

Form 8-K filed November 14, 2003 relating to the Company’s press release announcing its results for the three months ended September 30, 2003.

Form 8-K filed December 2, 2003 announcing the Company’s listing exception on the Nasdaq SmallCap Market had been modified and its trading symbol returned to RURL with the opening of the market on Friday, November 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 13, 2004

By:	/s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael S. Zarriello
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)