Form 10-K/A
period 2003-06-30
RURAL METRO CORP /DE/
filed 2004-03-05
CIK 906326

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

As of February 6, 2004, there were 16,739,330 shares of the registrant’s Common Stock outstanding.

Rural/Metro Corporation hereby amends Items 6-8 of Part II to its Annual Report on Form 10-K for the year ended June 30, 2003. In addition to amending Items 6-8 in regard to the earnings per share calculation matter described below under the heading “Restatement of Consolidated Financial Statements,” this Report on Form 10-K/A (this “amendment”) also amends Items 9 and 9A. This amendment does not provide updating information with respect to Items 6-8 except as to the earnings per share calculation matter described below. We provide regular updating information through our normal periodic reporting process under the Securities Exchange Act of 1934, as amended.

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

In addition to the above, effective September 27, 2002 we sold our Latin American operations to local management. The results of our Latin American operations have been included in discontinued operations for the periods presented.

As described in Note 2 to our consolidated financial statements, we have restated our earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

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

	Years Ended June 30,
	2003	2002	2001	2000	1999
	As Restated (1)
	(in thousands, except per share data)
Statement of Operations Data
Net revenue	$520,477	$488,980	$479,414	$509,057	$497,705

Operating expenses
Payroll and employee benefits	284,021	269,123	271,976	293,161	264,409
Provision for doubtful accounts	85,046	77,725	86,876	103,311	101,482
Depreciation and amortization	13,289	16,267	25,741	30,299	30,971
Other operating expenses	113,535	103,280	131,889	118,173	92,592
Asset impairment charges (2)	—	—	48,050	—	—
Contract termination costs and related asset impairment (2)	—	(107)	9,256	—	—
Restructuring charge and other (2)	(1,421)	(718)	9,091	32,864	2,500

Operating income (loss)	26,007	23,410	(103,465)	(68,751)	5,751
Interest expense	(28,012)	(25,462)	(30,624)	(25,938)	(21,054)
Interest income	197	644	642	596	92
Other income (expense), net	146	8	(4,053)	—	—

Loss from continuing operations before income taxes, minority interest, extraordinary loss and cumulative effect of change in accounting principle	(1,662)	(1,400)	(137,500)	(94,093)	(15,211)
Income tax (provision) benefit	(197)	2,520	(1,137)	33,756	(8,225)
Minority interest	(1,507)	(750)	705	1,907	(2,298)

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	(3,366)	370	(137,932)	(58,430)	(25,734)
Income (loss) from discontinued operations (2) (3)	12,332	979	(67,358)	(2,066)	4,143

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	8,966	1,349	(205,290)	(60,496)	(21,591)
Extraordinary loss on expropriation of Canadian ambulance service licenses(4)	—	—	—	(1,200)	—
Cumulative effect of change in accounting principle (5)	—	(49,513)	—	(541)	—

Net income (loss)	8,966	(48,164)	(205,290)	(62,237)	(21,591)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method (6)	(804)	—	—	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(3,604)	—	—	—	—

Net income (loss) applicable to common stock	$4,558	$(48,164)	$(205,290)	$(62,237)	$(21,591)

	Years Ended June 30,
	2003	2002	2001	2000	1999
	As Restated (1)
	(in thousands, except per share data)
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock before extraordinary loss and cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)	$(4.00)	$(1.78)
Income (loss) from discontinued operations applicable to common stock (3)	0.70	0.07	(4.57)	(0.15)	0.29

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.28	0.09	(13.92)	(4.15)	(1.49)
Extraordinary loss on expropriation of Canadian ambulance service licenses (4)	—	—	—	(0.08)	—
Cumulative effect of change in accounting principle (5)	—	(3.26)	—	(0.04)	—

Net income (loss)	$0.28	$(3.17)	$(13.92)	$(4.27)	$(1.49)

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock before extraordinary loss and cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)	$(4.00)	$(1.78)
Income (loss) from discontinued operations applicable to common stock (3)	0.70	0.07	(4.57)	(0.15)	0.29

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.28	0.09	(13.92)	(4.15)	(1.49)
Extraordinary loss on expropriation of Canadian ambulance service licenses (4)	—	—	—	(0.08)	—
Cumulative effect of change in accounting principle (5)	—	(3.14)	—	(0.04)	—

Net income (loss)	$0.28	$(3.05)	$(13.92)	$(4.27)	$(1.49)

Weighted average number of common shares outstanding:
Basic	16,116	15,190	14,744	14,592	14,447

Diluted	16,116	15,773	14,744	14,592	14,447

	Years Ended June 30,
	2003	2002	2001	2000	1999
	As Restated (1)
	(in thousands)
Balance Sheet Data
Total assets	$196,166	$200,708	$264,006	$435,414	$485,847
Current portion of long-term debt (7)	1,329	1,633	294,439	299,104	5,765
Long-term debt, net of current portion (7)	305,310	298,529	1,286	2,850	268,560
Series B redeemable nonconvertible participating preferred stock	7,793	—	—	—	—
Stockholders’ equity (deficit)	(208,874)	(205,752)	(168,419)	36,257	98,469
Cash Flow Data
Cash flow provided by (used in) operating activities	13,146	9,634	6,710	(8,537)	18,670
Cash flow provided by (used in) investing activities	(7,582)	(5,832)	(3,805)	(13,640)	(36,647)
Cash flow provided by (used in) financing activities	(3,659)	(3,170)	(6,339)	25,996	20,807

(1)	We have restated our consolidated financial statements for the following:

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

Earnings Per Share: As described in Note 2 to our consolidated financial statements, we have restated our earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

A summary of the statement of operations and balance sheet data impacted by the restatement adjustments, the accounting change and the reclassification of discontinued operations is provided on the following page. Our historical cash flow data was not impacted by the restatements. See Note 2, Restatement of consolidated financial statements in our Consolidated Financial Statements included elsewhere in this report.

	As Previously Reported	Restatement Adjustments			As Restated	Accounting Change (D)	Less Latin American Operations	As Reported
		A	B	C
Year ended June 30, 2003:	(in thousands, except per share amounts)
Loss from continuing operations	$(3,366)	$—	$—	$—	$(3,366)	$—	$—	$(3,366)
Net income	8,966	—	—	—	8,966	—	—	8,966
Basic loss from continuing operations applicable to common stock per share	$(0.44)	—	—	$0.02	$(0.42)	—	—	$(0.42)
Basic income per share	$0.33	—	—	$(0.05)	$0.28	—	—	$0.28
Diluted loss from continuing operations applicable to common stock per share	$(0.44)	—	—	$0.02	$(0.42)	—	—	$(0.42)
Diluted income per share	$0.33	—	—	$(0.05)	$0.28	—	—	$0.28
Year ended June 30, 2002:
Net revenue	$497,038	$(1,669)	$—	$—	$495,369	$19,005	$(25,394)	$488,980
Provision for doubtful accounts	69,900	871	—	—	70,771	7,109	(155)	77,725
Operating income	26,806	(2,540)	—	—	24,266	732	(1,588)	23,410
Income from continuing operations before cumulative effect of change in accounting principle	3,889	(2,540)	—	—	1,349	—	(979)	370
Net loss	(45,624)	(2,540)	—	—	(48,164)	—	—	(48,164)
Basic income from continuing operations applicable to common stock before cumulative effect of change in accounting principle per share	$0.26	$(0.17)	$—	$—	$0.09	$—	$(0.07)	$0.02
Basic loss per share	$(3.00)	$(0.17)	$—	$—	$(3.17)	$—	$—	$(3.17)
Diluted income from continuing operations applicable to common stock before cumulative effect of change in accounting principle per share	$0.25	$(0.17)	$—	$—	$0.08	$—	$(0.06)	$0.02
Diluted loss per share	$(2.89)	$(0.16)	$—	$—	$(3.05)	$—	$—	$(3.05)
At June 30, 2002:
Total assets	$237,438	$(39,147)	$—	$—	$198,291	$2,417	$—	$200,708
Deferred revenue	15,409	—	1,286	—	16,695	—	—	16,695
Accumulated deficit	(313,025)	(39,147)	(1,286)	—	(353,458)	—	—	(353,458)
Year ended June 30, 2001:
Net revenue	$504,316	$—	$—	$—	$504,316	$18,187	$(43,089)	$479,414
Provision for doubtful accounts	102,470	(21,441)	—	—	81,029	7,274	(1,427)	86,876
Operating loss	(192,453)	21,441	—	—	(171,012)	840	66,707	(103,465)
Loss from continuing operations	(226,731)	21,441	—	—	(205,290)	—	67,358	(137,932)
Net loss	(226,731)	21,441	—	—	(205,290)	—	—	(205,290)
Basic loss from continuing operations applicable to common stock per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$4.57	$(9.35)
Basic loss per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$—	$(13.92)
Diluted loss from continuing operations applicable to common stock per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$4.57	$(9.35)
Diluted loss per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$—	$(13.92)
At June 30, 2001:
Total assets	$298,534	$(36,607)	$—	$—	$261,927	$2,079	$—	$264,006
Deferred revenue	14,707	—	1,286	—	15,993	—	—	15,993
Accumulated deficit	(267,401)	(36,607)	(1,286)	—	(305,294)	—	—	(305,294)
Year ended June 30, 2000:
Net revenue	$570,074	$(22,621)	$—	$—	$547,453	$14,211	$(52,607)	$509,057
Provision for doubtful accounts	160,623	(61,657)	—	—	98,966	6,942	(2,597)	103,311
Operating loss	(109,320)	39,036	—	—	(70,284)	922	611	(68,751)
Loss from continuing operations	(99,532)	39,036	—	—	(60,496)	—	2,066	(58,430)
Net loss	(101,273)	39,036	—	—	(62,237)	—	—	(62,237)
Basic loss from continuing operations applicable to common stock per share	$(6.82)	$2.67	$—	$—	$(4.15)	$—	$0.15	$(4.00)
Basic loss per share	$(6.94)	$2.67	$—	$—	$(4.27)	$—	$—	$(4.27)
Diluted loss from continuing operations applicable to common stock per share	$(6.94)	$2.67	$—	$—	$(4.27)	$—	$0.15	$(4.00)
Diluted loss per share	$(6.94)	$2.67	$—	$—	$(4.27)	$—	$—	$(4.27)
At June 30, 2000:
Total assets	$491,217	$(58,048)	$—	$—	$433,169	$2,245	$—	$435,414
Deferred revenue	14,989	—	1,286	—	16,275	—	—	16,275
Accumulated deficit	(40,670)	(58,048)	(1,286)	—	(100,004)	—	—	(100,004)
Year ended June 30, 1999:
Net revenue	$561,366	$(23,336)	$—	$—	$538,030	$14,164	$(63,018)	$489,176
Provision for doubtful accounts	81,227	13,719	—	—	94,946	7,001	(465)	101,482
Operating income	48,171	(37,055)	—	—	11,116	2,240	(7,595)	5,761
Income (loss) from continuing operations	15,464	(37,055)	—	—	(21,591)	—	(4,143)	(25,734)
Net income (loss)	15,464	(37,055)	—	—	(21,591)	—	—	(21,591)
Basic income (loss) from continuing operations applicable to common stock per share	$1.07	$(2.56)	$—	$—	$(1.49)	$—	$(0.29)	$(1.78)
Basic income (loss) per share	$1.07	$(2.56)	$—	$—	$(1.49)	$—	$—	$(1.49)
Diluted income (loss) from continuing operations applicable to common stock per share	$1.07	$(2.56)	$—	$—	$(1.49)	$—	$(0.29)	$(1.78)
Diluted income (loss) per share	$1.07	$(2.56)	$—	$—	$(1.49)	$—	$—	$(1.49)
At June 30, 1999:
Total assets	$579,907	$(97,084)	$—	$—	$482,823	$3,024	$—	$485,847
Deferred revenue	14,909	—	1,286	—	16,195	—	—	16,195
Retained earnings (accumulated deficit)	60,603	(97,084)	(1,286)	—	(37,767)	—	—	(37,767)

Restatement Adjustments:

A	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B	To defer enrollment fees relating to new fire protection service contracts.

C	To calculate earnings per share using the two-class method.

D	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(2)	During the year ended June 30, 2001, the Company recorded asset impairments, restructuring and other charges totaling $122.1 million, including $46.3 million relating to its Latin American operations which were disposed of in September 2002. See Note 5, Asset Impairments, Restructuring and Other Charges (Credits), in our consolidated financial statements. During the year ended June 30, 2000, the Company recorded restructuring charges totaling $32.9 million relating to its decision to exit certain underperforming service areas.

(3)	Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the Company’s former Latin American operations have been classified as discontinued operations. See Note 4, Disposition of Latin American Operations in our consolidated financial statements.

(4)	During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of license and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

(5)	Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142). In connection with the adoption of SFAS 142, the Company discontinued amortizing its goodwill effective July 1, 2001. Additionally, the Company recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002. See Note 7, Goodwill, in our consolidated financial statements.

Effective July 1, 1999, the Company changed its method of accounting for start-up costs, including organization costs. In connection with that change, the Company wrote-off $0.9 million of previously capitalized organization costs ($0.5 million after tax benefits) and classified such charge as the cumulative effect of change in accounting principle in 2000.

(6)	As described in Note 2 to our consolidated financial statements, we have restated our earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

(7)	Our current liabilities exceeded our current assets at June 30, 2001 and 2000 as a result of the classification of amounts outstanding under our revolving credit facility and our 7 7/8% Senior Notes due 2008 (Senior Notes) as current liabilities. Such classification resulted from the fact that we were not in compliance with certain of the covenants contained in our revolving credit agreement and because of the related provisions contained in the agreement relating to our Senior Notes. Amounts outstanding under our revolving credit facility and our Senior Notes were classified as long-term liabilities as of June 30, 2003 and 2002 as a result of amendments to our credit facility the most recent of which became effective September 26, 2003. Such amendments waived previous covenant violations and extended the maturity date of the credit facility from March 16, 2003 to December 31, 2006. See Note 12, Long-Term Debt, in our consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings Per Share

As described in Note 2 to our consolidated financial statements, we have restated our earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

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

Medical Transportation and Revenue Recognition — Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. Discounts are estimated based on historical collection data, historical write-off activity and current relationships with payers, within each service area. Estimated discounts are translated into a percentage of gross revenue, which is applied to calculate the provision. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $160.0 million, $148.2 million and $145.9 million for the years ended June 30, 2003, 2002 and 2001, respectively.

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

Results of Operations

The following table sets forth certain items from our consolidated statement of operations expressed as a percentage of net revenue for fiscal years 2003, 2002, and 2001:

	Years Ended June 30,
	2003	2002	2001
		(As Restated*)
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Payroll and employee benefits	54.6	55.0	56.7
Provision for doubtful accounts	16.3	15.9	18.1
Depreciation and amortization	2.5	3.3	5.4
Other operating expenses	21.8	21.1	27.5
Asset impairment charges	—	—	10.0
Contract termination costs and related asset impairment charges	—	—	1.9
Restructuring and other	(0.2)	(0.1)	1.9

Operating income (loss)	5.0	4.8	(21.5)
Interest expense	(5.4)	(5.2)	(6.4)
Interest income	0.0	0.1	0.1
Other income (expense), net	0.0	0.0	(0.8)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(0.4)	(0.3)	(28.6)
Income tax (provision) benefit	0.0	0.5	(0.2)
Minority interest	(0.3)	(0.1)	(0.1)

Loss from continuing operations before cumulative effect of change in accounting principle	(0.7)	0.1	(28.7)
Income (loss) from discontinued operations	2.4	0.2	(14.1)

Income (loss) before cumulative effect of change in accounting principle	1.7	0.3	(42.8)
Cumulative effect of a change in accounting principle	—	(10.1)	—

Net income (loss)	1.7%	(9.8)%	(42.8)%

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

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2003 and 2002 is as follows (in thousands):

	June 30,
	2003	2002
		(As Restated*)
Balance at beginning of year	$37,966	$60,812
Provision for doubtful accounts – Domestic	85,046	77,725
Provision for doubtful accounts - Latin America	—	155
Write-offs related to doubtful accounts	(74,590)	(100,726)

Balance at end of year	$48,422	$37,966

*	Refer to Note 2, of our consolidated financial statements.

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

A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheet, is as follows:

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2003 and 2002. Net revenue and operating income included in the table relate to our continuing operations and exclude amounts applicable to our Latin American operations that were disposed of in September 2002. Such unaudited quarterly operating information has been restated, as applicable, to reflect adjustments relating to provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts; the adoption of FIN 46 and the related consolidation on a retroactive basis our investment in San Diego Medical Services Enterprise LLC; to expense professional fees relating to the September 30, 2002 amendment to our credit facility that were previously capitalized and being amortized over the amended term of the facility; and to apply the two-class method of computing basic and diluted earnings per share subsequent to the issuance of our Series B redeemable nonconvertible participating preferred stock on September 30, 2002.

	2003
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(in thousands, except per share data)
Net revenue	$130,178	$128,866	$130,064	$131,369
Operating income (2)	7,238	7,714	8,370	2,685
Income (loss) from continuing operations	421	(252)	535	(4,070)
Net income (loss) (3)	12,753	(252)	535	(4,070)
Basic income (loss) from continuing operations applicable to common stock per share	$0.03	$(0.09)	$(0.05)	$(0.30)
Basic income (loss) per share	$0.80	$(0.09)	$(0.05)	$(0.30)
Diluted income (loss) from continuing operations applicable to common stock per share	$0.03	$(0.09)	$(0.05)	$(0.30)
Diluted income (loss) per share	$0.72	$(0.09)	$(0.05)	$(0.30)

	2002
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(in thousands, except per share data)
Net revenue	$120,390	$118,661	$124,818	$125,111
Operating income (4)	5,337	5,554	9,787	2,732
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,849)	1,250	3,485	(2,516)
Net income (loss) (5) (6)	(51,565)	2,911	3,356	(2,866)
Basic income (loss) from continuing operations per share	$(0.12)	$0.08	$0.23	$(0.16)
Basic income (loss) per share	$(3.43)	$0.19	$0.22	$(0.18)
Diluted income (loss) from continuing operations per share	$(0.12)	$0.08	$0.22	$(0.16)
Diluted income (loss) per share	$(3.43)	$0.19	$0.21	$(0.18)

(1)	We have restated our consolidated financial statements for the following:

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

Earnings Per Share: As described in Note 2 to our consolidated financial statements, we have restated our earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

A summary of our unaudited quarterly operating results impacted by the restatement adjustments, accounting change and discontinued operations reclassifications is as follows:

	As Previously Reported	Restatement Adjustments			As Restated	Accounting Change (D)	Less Latin American Operations	As Reported
		A	B	C
Quarter ended September 30, 2002:
Net revenue	$125,565	$(1,174)	$—	$—	$124,391	$5,787	$—	$130,178
Operating income	9,754	(1,789)	(1,603)	—	6,362	876	—	7,238
Income from continuing operations	3,813	(1,789)	(1,603)	—	421	—	—	421
Net income	16,145	(1,789)	(1,603)	—	12,753	—	—	12,753
Basic income from continuing operations applicable to common stock per share	$0.24	$(0.11)	$(0.10)	$—	$0.03	$—	$—	$0.03
Basic income per share	$1.01	$(0.11)	$(0.10)	$—	$0.80	$—	$—	$0.80
Diluted income from continuing operations applicable to common stock per share	$0.21	$(0.09)	$(0.09)	$—	$0.03	$—	$—	$0.03
Diluted income per share	$0.91	$(0.10)	$(0.09)	$—	$0.72	$—	$—	$0.72
Quarter ended December 31, 2002:
Net revenue	$123,464	$(379)	$—	$—	$123,085	$5,781	$—	$128,866
Operating income	7,694	(578)	—	—	7,116	598	—	7,714
Income (loss) from continuing operations	148	(578)	178	—	(252)	—	—	(252)
Net income (loss)	148	(578)	178	—	(252)	—	—	(252)
Basic loss from continuing operations applicable to common stock per share	$(0.07)	$(0.03)	$0.01	$—	$(0.09)	$—	$—	$(0.09)
Basic loss per share	$(0.07)	$(0.03)	$0.01	$—	$(0.09)	$—	$—	$(0.09)
Diluted loss from continuing operations applicable to common stock per share	$(0.07)	$(0.03)	$0.01	$—	$(0.09)	$—	$—	$(0.09)
Diluted loss per share	$(0.07)	$(0.03)	$0.01	$—	$(0.09)	$—	$—	$(0.09)
Quarter ended March 31, 2003:
Income from continuing operations	$535	—	—	—	$535	—	—	$535
Net income	535	—	—	—	535	—	—	535
Basic loss from continuing operations applicable to common stock per share	$(0.04)	—	—	$(0.01)	$(0.05)	—	—	$(0.05)
Basic loss per share	$(0.04)	—	—	$(0.01)	$(0.05)	—	—	$(0.05)
Diluted loss from continuing operations applicable to common stock per share	$(0.04)	—	—	$(0.01)	$(0.05)	—	—	$(0.05)
Diluted loss per share	$(0.04)	—	—	$(0.01)	$(0.05)	—	—	$(0.05)
Quarter ended June 30, 2003:
Loss from continuing operations	$(4,070)	—	—	—	$(4,070)	—	—	$(4,070)
Net loss	(4,070)	—	—	—	(4,070)	—	—	(4,070)
Basic loss from continuing operations applicable to common stock per share	$(0.33)	—	—	$0.03	$(0.30)	—	—	$(0.30)
Basic loss per share	$(0.33)	—	—	$0.03	$(0.30)	—	—	$(0.30)
Diluted loss from continuing operations applicable to common stock per share	$(0.33)	—	—	$0.03	$(0.30)	—	—	$(0.30)
Diluted loss per share	$(0.33)	—	—	$0.03	$(0.30)	—	—	$(0.30)
Quarter ended September 30, 2001:
Net revenue	$116,474	$(564)	$—	$—	$115,910	$4,480	$—	$120,390
Operating loss	5,853	(860)	—	—	4,993	344	—	5,337
Loss from continuing operations	(989)	(860)	—	—	(1,849)	—	—	(1,849)
Net loss	(50,705)	(860)	—	—	(51,565)	—	—	(51,565)
Basic loss from continuing operations applicable to common stock per share	$(0.06)	$(0.06)	$—	$—	$(0.12)	$—	$—	$(0.12)
Basic loss per share	$(3.37)	$(0.06)	$—	$—	$(3.43)	$—	$—	$(3.43)
Diluted loss from continuing operations applicable to common stock per share	$(0.06)	$(0.06)	$—	$—	$(0.12)	$—	$—	$(0.12)
Diluted loss per share before	$(3.37)	$(0.06)	$—	$—	$(3.43)	$—	$—	$(3.43)
Quarter ended December 31, 2001:
Net revenue	$114,333	$(170)	$—	$—	$114,163	$4,498	$—	$118,661
Operating income	5,526	(259)	—	—	5,267	287		5,554
Income from continuing operations	1,509	(259)	—	—	1,250	—	—	1,250
Net income	3,170	(259)	—	—	2,911	—	—	2,911
Basic income from continuing operations applicable to common stock per share	$0.10	$(0.02)	$—	$—	$0.08	$—	$—	$0.08
Basic income per share	$0.21	$(0.02)	$—	$—	$0.19	$—	$—	$0.19
Diluted income from continuing operations applicable to common stock per share	$0.10	$(0.02)	$—	$—	$0.08	$—	$—	$0.08
Diluted income per share	$0.21	$(0.02)	$—	$—	$0.19	$—	$—	$0.19
Quarter ended March 31, 2002:
Net revenue	$124,661	$(663)	$—	$—	$123,998	$4,973	$(4,153)	$124,818
Operating income	10,837	(1,008)	—	—	9,829	223	(265)	9,787
Income from continuing operations	4,363	(1,008)	—	—	3,355	—	130	3,485
Net income	4,364	(1,008)	—	—	3,356	—	—	3,356
Basic income from continuing operations applicable to common stock per share	$0.29	$(0.07)	$—	$—	$0.22	$—	$0.01	$0.23
Basic income per share	$0.29	$(0.07)	$—	$—	$0.22	$—	$—	$0.22
Diluted income from continuing operations applicable to common stock per share	$0.28	$(0.07)	$—	$—	$0.21	$—	$0.01	$0.22
Diluted income per share	$0.28	$(0.07)	$—	$—	$0.21	$—	$—	$0.21
Quarter ended June 30, 2002:
Net revenue	$122,951	$(272)	$—	$—	$122,679	$5,054	$(2,622)	$125,111
Operating income	3,052	(413)	$—	$—	2,639	(122)	215	2,732
Loss from continuing operations	(2,452)	(413)	—	—	(2,865)	—	349	(2,516)
Net loss	(2,453)	(413)	—	—	(2,866)	—	—	(2,866)
Basic loss from continuing operations applicable to common stock per share	$(0.16)	$(0.02)	$—	$—	$(0.18)	$—	$0.02	$(0.16)
Basic loss per share	$(0.16)	$(0.02)	$—	$—	$(0.18)	$—	$—	$(0.18)
Diluted loss from continuing operations applicable to common stock per share	$(0.16)	$(0.02)	$—	$—	$(0.18)	$—	$0.02	$(0.16)
Diluted loss per share	$(0.16)	$(0.02)	$—	$—	$(0.18)	$—	$—	$(0.18)

Restatement Adjustments

(A)	– To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

(B)	– To expense professional fees incurred in connection with the September 2002 credit facility amendment which were being amortized over the term of the related agreement.

(C)	– To calculate income (loss) per share using the two-class method.

(D)	– Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(2)	In fiscal 2001, we recorded a $1.5 million restructuring charge relating to an under performing service area that we had planned to exit at the time of contract termination in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the related municipality to enable it to transition its medical transportation service to a new provider. In connection with the contract extension, we reversed $0.2 million of previously accrued lease termination costs relating to the extension period. The operating environment in the service area subsequently improved, and we were awarded a new multi-year contract during the second quarter of fiscal 2003. We reversed the remaining restructuring reserve of $1.3 million to income during the second quarter of 2003.

(3)	During the first quarter of fiscal 2003, we sold our Latin American operations to local management in exchange for the assumption of the related net liabilities resulting in a gain of $12.5 million. The sale of the Latin American operations has been treated as a discontinued operation for financial reporting purposes.

(4)	During the third quarter of fiscal 2002, we reversed $1.7 million of discretionary employee benefits previously accrued for the calendar year ended December 31, 2000. During the fourth quarter of fiscal 2002, we recorded a $2.0 million provision for additional workers’ compensation claims in connection with a review of existing reserve levels; reversed a $1.3 million reserve related to the settlement of an audit with a Medicare intermediary; and, reversed $1.3 million of our paid-time-off accrual as a result of changes to the related policies.

(5)	During the second quarter of fiscal 2002, we recorded a $1.6 million tax benefit for refunds applicable to prior years for which recognition was deferred until receipt. In the fourth quarter of fiscal 2002, we recognized an income tax benefit of $0.6 million as a result of recently enacted legislation that allowed us to carry a portion of our net operating losses back to prior years.

(6)	The net loss for the first quarter of fiscal 2002 included a $49.5 million cumulative effect charge, both before and after taxes, relating to the implementation of a new accounting standard relating to goodwill and other intangible assets.

Effects of Inflation and Foreign Currency Exchange Fluctuations

As a result of the sale of our Latin American operations in September 2002, we no longer have operations located outside the United States. Additionally, inflation has not had a significant impact on our business.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments including the effect of the 2003 amended credit facility:

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

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares) to settle the Series B Shares by issuance of 2,115,490 common shares which equates to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have agreed to use our best efforts to obtain stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the commons shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B shares as of December 31, 2004. Additionally, holders of the Series B Shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. The accretion and allocation of earnings to the Series B Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to certain of the participants in the 2003 Amended Credit Facility. The Series C Shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares) to settle the Series C Shares by issuance of 2,839,787 common shares which equates to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have agreed to use our best efforts to obtain stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. Additionally, holders of the Series C Shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series C holders had been issued common stock. The accretion and allocation of earnings to the Series C Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

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

As discussed in Note 2, the Company restated its consolidated financial statements as of and for the year ended June 30, 2002, to adjust its accounts receivable and the related provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts as well as to defer enrollment fees relating to its fire protection service contracts.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended June 30, 2003 to reflect earnings per share using the two-class method.

As discussed in Note 2, the Company changed its method of accounting for variable interest entities. Additionally, as discussed in Note 7, the Company changed its method of accounting for goodwill effective July 1, 2001.

PricewaterhouseCoopers LLP

Phoenix, Arizona

October 13, 2003, except as to the matter referred to

in the section of Note 2 entitled “Earnings Per Share”

as to which the date is February 17, 2004

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
	(in thousands)
		(As Restated *)
ASSETS
Current assets:
Cash	$12,561	$10,677
Accounts receivable, net of allowance for doubtful accounts of $48,422 million and $37,966 million respectively	60,428	64,461
Inventories	11,504	12,220
Prepaid expenses and other	7,511	7,231

Total current assets	92,004	94,589
Property and equipment, net	43,010	48,532
Goodwill	41,167	41,244
Insurance deposits	7,937	8,228
Other assets	12,048	8,115

	$196,166	$200,708

LIABILITIES, MINORITY INTERESTS, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,778	$13,262
Accrued liabilities	57,698	73,694
Deferred revenue	17,603	16,695
Current portion of long-term debt	1,329	1,633

Total current liabilities	90,408	105,284
Long-term debt, net of current portion	305,310	298,529
Other liabilities	181	477
Deferred income taxes	650	650

Total liabilities	396,549	404,940

Minority interests	1,984	1,520

Series B redeemable nonconvertible participating preferred stock, $.01 par value 634,647 shares authorized, 211,549 shares issued and outstanding at June 30, 2003; including accumulated accretion of $3,604 (redemption value of $15.0 million)	7,793	—

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $.01 par value, 23,000,000 shares authorized, 16,207,830 and 15,651,095 shares issued and outstanding at June 30, 2003 and 2002, respectively	166	159
Additional paid-in capital	135,405	138,470
Treasury stock, at cost, 149,456 shares at June 30, 2003 and 2002	(1,239)	(1,239)
Accumulated deficit	(344,492)	(353,458)
Accumulated other comprehensive income	—	10,316

Total stockholders’ equity (deficit)	(210,160)	(205,752)

	$196,166	$200,708

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands except per share amounts)
		(As Restated *)
Net revenue	$520,477	$488,980	$479,414

Operating expenses:
Payroll and employee benefits	284,021	269,123	271,976
Provision for doubtful accounts	85,046	77,725	86,876
Depreciation and amortization	13,289	16,267	25,741
Other operating expenses	113,535	103,280	131,889
Asset impairment charges	—	—	48,050
Contract termination costs and related asset impairment charges	—	(107)	9,256
Restructuring and other	(1,421)	(718)	9,091

Total operating expenses	494,470	465,570	582,879

Operating income (loss)	26,007	23,410	(103,465)
Interest expense	(28,012)	(25,462)	(30,624)
Interest income	197	644	642
Other income (expense) net	146	8	(4,053)

Loss from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(1,662)	(1,400)	(137,500)
Income tax (provision) benefit	(197)	2,520	(1,137)
Minority interest	(1,507)	(750)	705

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(3,366)	370	(137,932)
Income (loss) from discontinued Latin American operations (including gain on disposal of $12,488 in fiscal 2003 and loss on disposition of clinic operations of $9,374 in fiscal 2001), net of tax of $0 in 2003, $101 in 2002 and $364 in 2001	12,332	979	(67,358)

Income (loss) before cumulative effect of change in accounting principle	8,966	1,349	(205,290)
Cumulative effect of change in accounting principle, net of tax of $0	—	(49,513)	—

Net income (loss)	8,966	(48,164)	(205,290)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	(804)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(3,604)	—	—

Net income (loss) applicable to common stock	$4,558	$(48,164)	$(205,290)

Income (loss) per share
Basic —
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)
Income (loss) from discontinued operations applicable to common stock	0.70	0.07	(4.57)

Income (loss) before cumulative effect of change in accounting principle	0.28	$0.09	(13.92)
Cumulative effect of change in accounting principle	—	(3.26)	—

Net income (loss)	$0.28	$(3.17)	$(13.92)

Diluted —
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)
Income (loss) from discontinued operations applicable to common stock	0.70	0.07	(4.57)

Income (loss) before cumulative effect of change in accounting principle	0.28	0.09	(13.92)
Cumulative effect of change in accounting principle	—	(3.14)	—

Net income (loss)	$0.28	$(3.05)	$(13.92)

Average number of common shares outstanding — Basic	16,116	15,190	14,744

Average number of common shares outstanding — Diluted	16,116	15,773	14,744

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended June 30, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	(in thousands)
Balance, June 30, 2000 (As Restated *)	$149	$137,603	$(1,239)	$(100,004)	$(252)	$36,257
Issuance of 273,584 shares of common stock	3	345	—	—	—	348
Comprehensive loss, net of tax:
Net loss (As Restated *)	—	—	—	(205,290)	—	(205,290)
Foreign currency translation adjustments	—	—	—	—	266	266

Comprehensive loss (As Restated*)						(205,024)

Balance, June 30, 2001 (As Restated *)	152	137,948	(1,239)	(305,294)	14	(168,419)
Issuance of 751,175 shares of common stock	7	449	—	—	—	456
Fair value of options issued to non-employee	—	73	—	—	—	73
Comprehensive loss, net of tax:
Net loss (As Restated *)	—	—	—	(48,164)	—	(48,164)
Foreign currency translation adjustments					10,302	10,302

Comprehensive loss (As Restated*)	—	—	—	—		(37,862)

Balance, June 30, 2002 (As restated *)	159	138,470	(1,239)	(353,458)	10,316	(205,752)
Issuance of 664,272 shares of common stock	7	400	—	—	—	407
Non-cash stock compensation expense relating to stock option modification	—	139	—	—	—	139
Accretion of redeemable nonconvertible participating preferred stock	—	(3,604)	—	—	—	(3,604)
Comprehensive income, net of tax:
Net income	—	—	—	8,966	—	8,966
Foreign currency translation adjustments	—	—	—	—	(242)	(242)
Recognition of foreign currency translation adjustments in conjunction with the disposition of Latin American operations					(10,074)	(10,074)

Comprehensive loss						(1,350)

Balance at June 30, 2003	$166	$135,405	$(1,239)	$(344,492)	$—	$(210,160)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

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

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company’s pro forma net income (loss) and diluted earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Year ended June 30,
	2003	2002	2001
	(As Restated *)
Net income (loss) applicable to common stock	$4,558	$(48,164)	$(205,290)
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax	(1,605)	(585)	(875)

Pro forma net income (loss) applicable to common stock	$2,953	$(48,749)	$(206,165)

Income (loss) per share:
Basic – As reported	$0.28	$(3.17)	$(13.92)

Basic – pro forma	$0.18	$(3.19)	$(13.98)

Diluted – As reported	$0.28	$(3.17)	$(13.92)

Diluted – pro forma	$0.18	$(3.19)	$(13.98)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

The effects of applying SFAS 123 for providing pro forma disclosures for fiscal years 2003, 2002 and 2001 are not likely to be representative of the effects on reported net income (loss) and diluted income (loss) per share for future years, because options vest over several years and additional awards are made each year.

Earnings Per Share

The Company calculates income (loss) per share using the two-class method. Under the two-class method, net income or loss for the period is allocated between common stock and the Company’s Series B redeemable nonconvertible participating preferred stock on the basis of the weighted average number of common shares and common share equivalents outstanding during the period. The per share amounts are also impacted by the accretion of the Series B shares to their redemption value as described in Note 14. Upon approval of the stockholders of an increase in authorized common shares and notice from the Company that results in the settlement of the Series B shares in exchange for a total of 2,115,490 common shares, accretion will cease and use of the two-class method will no longer be required. Should the Company settle the Series B shares with common stock, it will need to include a charge or a credit to income applicable to common stock in the period of settlement for the difference between the carrying value of the Series B shares and the fair value of the common shares issued in settlement.

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the years ended June 30, 2003, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Year ended June 30,
	2003	2002	2001
	(As Restated *)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(3,366)	$370	$(137,932)
Less: (Income) loss from continuing operations before cumulative effect of change in accounting principle allocated to redeemable nonconvertible participating preferred stock under the two-class method	302	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(3,604)	—	—

Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$(6,668)	$370	$(137,932)

Average number of common shares outstanding – Basic	16,116	15,190	14,744
Add: Incremental common shares for stock options	—	583	—

Average number of common shares outstanding - Diluted	16,116	15,773	14,744

Income (loss) per share – Basic
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)

Income (loss) per share – Diluted
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$(0.42)	$0.02	$(9.35)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

As a result of losses from continuing operations, approximately 1.4 million and 0.2 million option shares for the years ended June 30, 2003 and 2001, respectively, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have also been excluded from the calculation of diluted loss per share. Such options totaled 4.8 million, 4.4 million and 4.4 million for the years ended June 30, 2003, 2002 and 2001, respectively.

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

Earnings Per Share: The Company has restated its earnings per share calculations for fiscal 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of the Company’s Series B redeemable nonconvertible participating preferred stock. The Series B shares, which the Company may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by its shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

A summary of the financial statement amounts impacted by the restatement adjustments, accounting change and reclassification of discontinued operations is as follows. Net cash provided by operating activities as previously reported was not impacted by the restatement adjustments.

	As Previously Reported	Restatement Adjustments			As Restated	Accounting Change (D)	Less Latin American Operations	As Reported
		A	B	C
	(in thousands)
Year ended June 30, 2003:
Loss from continuing operations	$(3,366)	$—	$—	$—	$(3,366)	$—	$—	$(3,366)
Net income	8,966	—	—	—	8,966	—	—	8,966
Basic loss from continuing operations applicable to common stock per share	$(0.44)	—	—	$0.02	$(0.42)	—	—	$(0.42)
Basic income per share	$0.33	—	—	$(0.05)	$0.28	—	—	$0.28
Diluted loss from continuing operations applicable to common stock per share	$(0.44)	—	—	$0.02	$(0.42)	—	—	$(0.42)
Diluted income per share	$0.33	—	—	$(0.05)	$0.28	—	—	$0.28

Year ended June 30, 2002:
Net revenue	$497,038	$(1,669)	$—	$—	$495,369	$19,005	$(25,394)	$488,980
Provision for doubtful accounts	69,900	871	—	—	70,771	7,109	(155)	77,725
Operating income	26,806	(2,540)	—	—	24,266	732	(1,588)	23,410
Income from continuing operations before cumulative effect of change in accounting principle	3,889	(2,540)	—	—	1,349	—	(979)	370
Net loss	(45,624)	(2,540)	—	—	(48,164)	—	—	(48,164)
Basic income from continuing operations applicable to common stock before cumulative effect of change in accounting principle per share	$0.26	$(0.17)	$—	$—	$0.09	$—	$(0.07)	$0.02
Basic loss per share	$(3.00)	$(0.17)	$—	$—	$(3.17)	$—	$—	$(3.17)
Diluted income from continuing operations applicable to common stock before cumulative effect of change in accounting principle per share	$0.25	$(0.17)	$—	$—	$0.08	$—	$(0.06)	$0.02
Diluted loss per share	$(2.89)	$(0.16)	$—	$—	$(3.05)	$—	$—	$(3.05)

At June 30, 2002:
Total assets	$237,438	$(39,147)	$—	$—	$198,291	$2,417	$—	$200,708
Deferred revenue	15,409	—	1,286	—	16,695	—	—	16,695
Accumulated deficit	(313,025)	(39,147)	(1,286)	—	(353,458)	—	—	(353,458)

Year ended June 30, 2001:
Net revenue	$504,316	$—	$—	$—	$504,316	$18,187	$(43,089)	$479,414
Provision for doubtful accounts	102,470	(21,441)	—	—	81,029	7,274	(1,427)	86,876
Operating loss	(192,453)	21,441	—	—	(171,012)	840	66,707	(103,465)
Loss from continuing operations	(226,731)	21,441	—	—	(205,290)	—	67,358	(137,932)
Net loss	(226,731)	21,441	—	—	(205,290)	—	—	(205,290)
Basic loss from continuing operations applicable to common stock per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$4.57	$(9.35)
Basic loss per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$—	$(13.92)
Diluted loss from continuing operations applicable to common stock per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$4.57	(9.35)
Diluted loss per share	$(15.38)	$1.46	$—	$—	$(13.92)	$—	$—	$(13.92)

At June 30, 2001:
Total assets	$298,534	$(36,607)	$—	$—	$261,927	$2,079	$—	$264,006
Deferred revenue	14,707	—	1,286	—	15,993	—	—	15,993
Accumulated deficit	(267,401)	(36,607)	(1,286)	—	(305,294)	—	—	(305,294)

At June 30, 2000:
Accumulated deficit	$(40,670)	$(58,048)	$(1,286)	$—	$(100,004)	$—	$—	$(100,004)

Restatement Adjustments:

A	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

B	To defer enrollment fees relating to new fire protection service contracts.

C	To calculate income (loss) per share using the two-class method.

D	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

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

Loss on Disposition of Clinic Operations

During fiscal 2001, the Company sold its Argentine clinic operations in exchange for a $3.0 million non-interest bearing note receivable. The note, which required monthly principal payments of $25,000 through April 2011, was included in the disposition of the Latin American operations in September 2002. The sale resulted in a loss on disposition of $9.4 million, including the write-off of $9.3 million of related goodwill. The clinic operations generated revenue of $4.0 million, operating losses of $1.5 million and negative cash flow of $0.9 million in fiscal 2001. Results relating to the clinic operations are included in income ((loss) from discontinued Latin American operations for the year ended June 30, 2001.

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

The following table summarizes the Company’s reported results along with adjusted amounts as if the Company had adopted SFAS 142, and discontinued goodwill amortization, as of July 1, 2000 (in thousands, except per share amounts):

	For the Year Ended June 30,
	2003	2002	2001
	As Restated *
Reported net income (loss) applicable to common stock before cumulative effect of change in accounting principle	$4,558	$1,349	$(205,290)
Add back: Goodwill amortization	—	—	7,161

Adjusted net income (loss) applicable to common stock before the cumulative effect of change in accounting principle	4,558	1,349	(198,129)
Cumulative effect of change in accounting principle	—	(49,513)	—

Adjusted net income (loss) applicable to common stock	$4,558	$(48,164)	$(198,129)

Basic income (loss) per share:
Reported income (loss) before the cumulative effect of change in accounting principle	$0.28	$0.09	$(13.92)
Goodwill amortization	—	—	0.49

Adjusted income (loss) before the cumulative effect of change in accounting principle	$0.28	0.09	(13.43)
Cumulative effect of change in accounting principle	—	(3.26)	—

Adjusted net income (loss)	$0.28	$(3.17)	$(13.43)

Diluted income (loss) per share:
Reported income (loss) before the cumulative effect of change in accounting principle	$0.28	$0.09	$(13.92)
Goodwill amortization	—	—	0.49

Adjusted income (loss) before the cumulative effect of change in accounting principle	0.28	0.09	(13.43)
Cumulative effect of change in accounting principle	—	(3.26)	—

Adjusted net income (loss)	$0.28	$(3.17)	$(13.43)

*	Refer to Note 2, Restatement of Consolidated Financial Statements.

The changes in the carrying amount of goodwill for the year ended June 30, 2003 is as follows (in thousands):

	Medical Transportation Segment	Fire and Other Segment	Total
Balance at June 30, 2001	$89,598	$1,159	$90,757
Adoption of SFAS No. 142	(49,513)	—	(49,513)

Balance at June 30, 2002	40,085	1,159	41,244
Disposition of Latin American operations	(77)	—	(77)

Balance at June 30, 2003	$40,008	$1,159	$41,167

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

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7% (8.8% at the date of the amendment), and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable nonconvertible participating preferred stock described in Note 14.

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

In consideration for the amendment, the Company paid certain of the lenders amendment fees totaling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable nonconvertible participating preferred stock described in Note 14. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the September 2002 amendment to the credit facility.

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

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2001

(in thousands)

(As Restated *)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$444,960	$47,825	$(13,371)	$479,414

Operating expenses:
Payroll and employee benefits	—	261,179	10,797	—	271,976
Provision for doubtful accounts	—	74,812	12,064	—	86,876
Depreciation and amortization	—	24,116	1,625	—	25,741
Other operating expenses	—	117,644	27,616	(13,371)	131,889
Asset impairment charges	—	32,338	15,712	—	48,050
Contract termination costs and related asset Impairment charges	—	9,256	—	—	9,256
Restructuring and other	—	9,091	—	—	9,091

Total operating expenses	—	528,436	67,814	(13,371)	582,879

Operating loss	—	(83,476)	(19,989)	—	(103,465)
Loss from wholly-owned subsidiaries	(176,328)	—	—	176,328	—
Interest expense	(28,962)	(535)	(1,127)	—	(30,624)
Interest income	—	518	124	—	642
Other income (expense), net	—	(4,053)	—	—	(4,053)

Loss from continuing operations before income taxes	(205,290)	(87,546)	(20,992)	176,328	(137,500)
Income tax provision	—	(1,136)	(1)	—	(1,137)
Minority interests	—	—	—	705	705

Income (loss) from continuing operations	(205,290)	(88,682)	(20,993)	177,033	(137,932)
Loss from discontinued operations	—	—	(67,358)	—	(67,358)

Net loss	$(205,290)	$(88,682)	$(88,351)	$177,033	$(205,290)

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

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

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2002

(in thousands)

(As Restated*)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(48,164)	$(25,338)	$1,377	$23,961	$(48,164)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations —
Non-cash portion of restructuring and other	—	(725)	(100)	—	(825)
Cumulative effect of change in accounting principle	—	49,513	—	—	49,513
Depreciation and amortization	—	15,128	1,082	—	16,210
(Gain) loss on sale of property and equipment	—	152	(437)	—	(285)
Provision for doubtful accounts	—	69,964	7,916	—	77,880
Deferred income taxes	—	(300)	—	—	(300)
Equity earnings net of distributions received	—	1	—	—	1
Earnings of minority shareholder	—	—	—	750	750
Amortization of deferred financing costs	726	—	—	—	726
Amortization of discount on Senior Notes	26	—	—	—	26
Non-cash stock compensation expense	73	—	—	—	73
Other	—	(8)	—	—	(8)
Change in assets and liabilities —
(Increase) decrease in accounts receivable	—	(67,533)	(6,238)	—	(73,771)
Decrease in inventories	—	915	33	—	948
(Increase) decrease in prepaid expenses and other	(51)	(2,756)	15	—	(2,792)
Increase in insurance deposits	—	(4,492)	—	—	(4,492)
Increase in other assets	(819)	3,861	(1,171)	—	1,871
(Increase) decrease in due to/from affiliates	46,114	(19,723)	(1,982)	(24,409)	—
Increase (decrease) in accounts payable	—	1,571	(118)	—	1,453
Increase (decrease) in accrued liabilities and other liabilities	2,600	(10,632)	(1,849)	—	(9,881)
Increase in deferred revenue	—	702	—	—	702

Net cash provided by (used in) operating activities	505	10,299	(1,472)	302	9,634

Cash flows from investing activities:
Capital expenditures	—	(6,360)	(494)	—	(6,854)
Proceeds from the sale of property and equipment	—	422	600	—	1,022

Net cash provided by (used in) investing activities	—	(5,938)	106	—	(5,832)

Cash flows from financing activities:
Repayments on credit facility	(1,263)	—	—	—	(1,263)
Repayment of debt and capital lease obligations	—	(1,700)	(162)	—	(1,862)
Distributions to minority shareholders	—	—	(501)	—	(501)

Issuance of common stock	456	—	—	—	456

Net cash used in financing activities	(807)	(1,700)	(663)	—	(3,170)

Effect of currency exchange rate changes on cash	302	—	302	(302)	302

Increase (decrease) in cash	—	2,661	(1,727)	—	934
Cash, beginning of year	—	6,763	2,980	—	9,743

Cash, end of year	$—	$9,424	$1,253	$—	$10,677

*	- Refer to Note 2, Restatement of Consolidated Financial Statements.

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

(14)	Redeemable Nonconvertible Participating Preferred Stock

The Company’s restated certificate of incorporation includes authorization to issue 2,000,000 shares of the Company’s $.01 par value preferred stock. The preferred stock may be issued in one or more series as determined by the Company’s Board of Directors.

Series B Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B Redeemable Nonconvertible Participating Preferred Stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are not convertible by the holder but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series B Shares by issuance of 2,115,490 common shares which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $12.5 million or $15.0 million depending on whether such sale or liquidation event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series B shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series B shares been converted to common stock. The Series B shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

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

Series C Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C Redeemable Nonconvertible Participating Preferred Stock (the “Series C Shares”) to certain of the lenders in the credit facility. The Series C Shares are not convertible by the holder but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series C Shares by issuance of 2,839,787 common shares which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs automatically upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $11.0 million, $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs prior to January 31, 2004, between January 31, 2004 and December 31, 2004 or December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series C shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series C shares been converted to common stock. The Series C shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

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

The following summarizes stock option activity in the 1992 Plan and the 2000 Plan:

	Year ended June 30, 2003
	Number of Shares	Exercise Price Per share			Weighted Average Exercise price
Options outstanding at beginning of year	5,198,978	$0.39	-	$36.00	$7.79
Granted	1,697,000	$2.00	-	$2.24	$2.00
Canceled	(672,216)	$0.39	-	$32.88	$15.60
Exercised	(93,471)	$0.39	-	$1.50	$0.69

Options outstanding at end of year	6,130,291	$0.39	-	$36.00	$5.25

Options exercisable at end of year	4,173,976	$0.39	-	$36.00	$7.00
Options available for grant at end of year	265,246
Weighted average fair value per share of options granted					$1.43

	Year ended June 30, 2002
	Number of Shares	Exercise Price Per share			Weighted Average Exercise price
Options outstanding at beginning of year	4,441,668	$1.25	-	$36.00	$11.77
Granted	1,818,000	$0.39	-	$0.86	$0.56
Canceled	(869,183)	$0.39	-	$33.38	$14.48
Exercised	(191,507)	$0.39	-	$1.50	$0.98

Options outstanding at end of year	5,198,978	$0.39	-	$36.00	$7.79

Options exercisable at end of year	3,654,817	$0.39	-	$36.00	$10.48
Options available for grant at end of year	1,750,294
Weighted average fair value per share of options granted					$0.26

	Year ended June 30, 2001
	Number of Shares	Exercise Price Per share			Weighted Average Exercise price
Options outstanding at beginning of year	3,581,992	$1.25	-	$36.00	$17.35
Granted	1,582,750	$1.50	-	$2.00	$1.57
Canceled	(723,074)	$1.25	-	$32.25	$17.10
Exercised	—			—	—

Options outstanding at end of year	4,441,668	$1.25	-	$36.00	$11.77

Options exercisable at end of year	3,190,462	$1.25	-	$36.00	$14.79
Options available for grant at end of year	2,788,361
Weighted average fair value per share of options granted					$0.72

The following table summarizes options outstanding and exercisable at June 30, 2003 for options issued under the 1992 Plan and the 2000 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Options Outstanding	Weighted Average Remaining Contractual life	Weighted Average Exercise price	Options Exercisable	Weighted Average Exercise price
$0.39 – $0.39	884,193	8.47	$0.39	559,045	$0.39
$0.44 – $ 0.86	694,000	8.29	$0.84	394,000	$0.83
$1.25 – $ 1.38	10,560	6.25	$1.34	10,560	$1.34
$1.50 – $1.50	899,082	7.14	$1.50	774,082	$1.50
$1.56 – $ 1.63	37,500	7.00	$1.60	37,500	$1.60
$2.00 – $ 2.00	1,869,965	9.01	$2.00	693,798	$2.00
$2.24 – $ 7.81	840,000	5.73	$7.01	810,000	$7.18
$8.00 – $29.00	620,648	4.42	$18.09	620,648	$18.09
$32.25 – $34.50	251,843	3.46	$32.56	251,843	$32.56
$36.00 – $36.00	22,500	3.39	$36.00	22,500	$36.00

$ 0.39 – $36.00	6,130,291	7.39	$5.25	4,173,976	$7.00

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

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan (the “ESOP”) in 1979 and makes related contributions at the discretion of the Board of Directors. No discretionary contributions were made during fiscal 2003, 2002 and 2001. The ESOP held approximately 4.5% and 5.0% of the outstanding common stock of the Company for the benefit of all participants, as of June 30, 2003 and 2002, respectively. The ESOP is administered by the ESOP’s Advisory Committee, consisting of certain officers of the Company.

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

Additionally, some of the Company’s agreements with customers require the Company to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate the Company to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default . With respect to such surety bonds, the Company is also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximates the related fair values due to the short-term maturities of these instruments. The carrying value of notes payable and capital lease obligations approximate the related fair values as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities. The fair value of the Senior Notes was determined by the market price as of June 30, 2003. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the 2002 Amended Credit Facility to arrive at its estimated fair value. The fair value of the Company’s Series B Redeemable Nonconvertible Participating Preferred Stock was determined by reference to the market price for the Company’s common stock at June 30, 2003. A comparison of the fair value and carrying value of the Senior Notes and 2002 Amended Credit Facility is as follows (in thousands):

	As of June 30,
	2003		2002
	Fair value	Recorded value	Fair value	Recorded value
Credit Facility	$121,936	$152,420	$93,840	$144,369
Senior Notes	$119,902	$149,878	$97,404	$149,852
Series B Redeemable Nonconvertible Participating Preferred Stock	$2,433	$7,793	N/A	N/A

(19)	Segment Reporting

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

	Medical Transportation and Related Services	Fire and Other	Total
Year ended June 30, 2003
Net revenues from external customers	$442,076	$78,401	$520,477
Segment profit (loss)	$48,723	$8,206	$56,929
Segment assets	$58,782	$1,646	$60,428

	Medical Transportation And related Services	Fire and Other	Total
Year ended June 30, 2002
Net revenues from external customers	$416,813	$72,167	$488,980
Segment profit (loss)	$50,828	$6,633	$57,651
Segment assets	$62,867	$1,594	$64,461

	Medical Transportation and Related Services	Fire and Other	Total
Year ended June 30, 2001
Net revenues from external customers	$408,205	$71,209	$479,414
Segment profit (loss)	$(71,099)	$9,224	$(61,875)
Segment assets	$69,013	$1,124	$70,137

A reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	2003	2002	2001
		(As Restated*)
Segment profit (loss)	$56,929	$57,461	$(61,875)
Unallocated corporate overhead	(17,487)	(17,776)	(19,902)
Depreciation and amortization	(13,289)	(16,267)	(25,741)
Interest expense	(28,012)	(25,462)	(30,624)
Interest income	197	644	642

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting	$(1,662)	$(1,400)	$(137,500)

A reconciliation of segment assets to total assets is as follows (in thousands):

	2003	2002	2001
		(As Restated*)
Segment assets	$60,428	$64,461	$70,137
Cash	12,561	10,677	9,743
Inventories	11,504	12,220	13,173
Prepaid expenses and other	8,498	7,231	4,430
Property and equipment, net	43,010	48,532	57,999
Goodwill	41,167	41,244	90,757
Other assets	12,048	8,115	14,031
Insurance deposits	6,950	8,228	3,736

	$196,166	$200,708	$264,006

*	Refer to Note 2 Restatement of Consolidated Financial Statements.

(20)	Related Party Transactions

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

On July 7, 2003, Rural/Metro Corporation, a Delaware corporation (the “Company”) engaged Singer Lewak Greenbaum and Goldstein LLP (“SLGG”) as its independent accountants solely to re-audit the Company’s financial statements for fiscal 2001. Those financial statements were previously audited by the Company’s prior independent accountants, Arthur Andersen LLP, who have ceased operations and were, therefore, unable to perform any procedures with respect to those financial statements. As reported in the Company’s Current Report on Form 8-K dated January 2, 2002, the Company’s relationship with Arthur Andersen LLP was terminated as of January 2, 2002. The Company’s financial statements for fiscal 2001 required re-audit as a result of restatement adjustments related to (i) the provisions for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts recognized in prior years, (ii) the deferral of enrollment fees charged to new subscribers under our fire protection service contracts and to recognize such fees over the estimated customer relationship period, (iii) the consolidation of the Company’s investment in San Diego Medical Services Enterprise, LLC in connection with the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and (iv) the disposal of the Company’s Latin American operations, the results of which were reclassified to discontinued operations for all periods presented. As Arthur Andersen LLP had ceased operations, the Company engaged SLGG to perform the re-audit of the fiscal 2001 financial statements. The engagement of SLGG for this project was approved by the Audit Committee of the Company’s Board of Directors.

The Company did not consult with SLGG during the fiscal years ended June 30, 2002 and 2001 or during the subsequent interim period from July 1, 2002 through and including the engagement date of July 7, 2003, on (i) either the application of accounting principles or the type of opinion SLGG might issue on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

The engagement of SLGG to perform the fiscal 2001 re-audit does not affect the Company’s ongoing engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent accountant. PwC has served as the Company’s independent accountants for the fiscal years ended June 30, 2002 and June 30, 2003.

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

We have taken the steps necessary to strengthen our internal controls to address this situation. We have completed extensive analyses and have instituted new procedures relating to the evaluation of the adequacy of our allowance for doubtful accounts, including the enhanced utilization of historical collection experience within each of our service areas, as well as the involvement of representatives of the accounting, finance and billing departments in the evaluation process. As of the date of this report, we believe the actions implemented have corrected the material weakness in the internal controls discussed in the preceding paragraphs.

During the second quarter of fiscal 2004, certain items relating to prior periods were called to our attention and evaluated by us for further reporting under the Exchange Act. As a result of this process, we have filed (or will file in the near future)

(i)	Current Reports on Form 8-K reporting under Item 4 the engagement in July 2003 of Singer Lewak Greenbaum and Goldstein LLP (“SLGG”) as the Company’s independent accountants to re-audit the Company’s financial statements for fiscal 2001, and the completion of such engagement in October 2003. The Company’s financial statements for fiscal 2001 were previously audited by the Company’s prior independent accountants, Arthur Andersen LLP, who have ceased operations, and therefore, were unable to perform any procedures with respect to those financial statements. SLGG’s report and consent were included in our Annual Report on Form 10-K for fiscal 2003.

(ii)	A Current Report on Form 8-K reporting under Item 2 the cessation of operations in certain of the Company’s medical transportation and related service areas effective September 30, 2003. The results of the closed service areas referred to above were classified as discontinued operations in the financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(iii)	This amendment to our Annual Report on Form 10-K for fiscal 2003 restating our earnings per share calculations and related disclosures for fiscal 2003. The Company initially concluded that it had calculated its earnings per share amounts for fiscal 2003 in the appropriate manner. However, the Company subsequently determined that such calculations should have been made using the two-class method whereby net income or loss for each period is allocated between common stock and the Company’s Series B redeemable nonconvertible participating preferred stock on the basis of the weighted average number of common shares and share equivalents outstanding during the period. The need to restate our fiscal 2003 earnings per share calculations and related disclosures is considered to represent a material weakness under standards established by the American Institute of Certified Public Accountants. The Company has added resources in the accounting and reporting area to prevent this type of situation from recurring.

We carried out an evaluation as of June 30, 2003, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, except for the items outlined in the preceding paragraphs which were subsequently identified and have been addressed as set forth above. Other than the internal control matters discussed in the preceding paragraphs, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 15.	Exhibits

(c)	Exhibits

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of Singer Lewak Greenbaum & Goldstein, LLP*

31.1	Certification Pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER

Jack E. Brucker President and Chief Executive Officer

March 4, 2004