Form 10-Q/A
period 2003-09-30
RURAL METRO CORP /DE/
filed 2004-03-05
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2003

Rural/Metro Corporation hereby amends Item 1 of Part I of its Form 10-Q for the quarterly period ended September 30, 2003. In addition to amending Item 1 in regard to the earnings per share calculation matter described below under the heading “Restatement of Consolidated Financial Statements,” this Report on Form 10-Q/A (this “amendment”) also amends Item 4. This amendment does not provide updating information with respect to Item 1 except as to the earnings per share calculation matter described below. We provide regular updating information through our normal periodic reporting process under the Securities and Exchange Act of 1934, as amended.

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

In addition to the above, we ceased operating in certain of our medical transportation and related service areas in the first quarter of 2004. The results of those service areas have been included in discontinued operations for the three months ended September 30, 2003 and 2002.

As described in Note 1 to our consolidated financial statements, we have restated our earnings per share calculations for the three months ended September 30, 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands)

	September 30, 2003	June 30, 2003

ASSETS
Current assets
Cash	$4,279	$12,561
Accounts receivable, net of allowance for doubtful accounts of $54,307 and $48,422 at September 30, 2003 and June 30, 2003, respectively	64,521	60,428
Inventories	11,696	11,504
Prepaid expenses and other	6,968	7,511

Total current assets	87,464	92,004
Property and equipment, net	41,310	43,010
Goodwill	41,167	41,167
Insurance deposits	8,274	7,937
Other assets	14,632	12,048

	$192,847	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,658	$13,778
Accrued liabilities	52,274	57,698
Deferred revenue	18,552	17,603
Current portion of long-term debt	1,384	1,329

Total current liabilities	82,868	90,408
Long-term debt, net of current portion	305,122	305,310
Other liabilities	105	181
Deferred income taxes	650	650

Total liabilities	388,745	396,549

Minority interest	2,258	1,984

Series B redeemable nonconvertible participating preferred stock	8,994	7,793

Series C redeemable nonconvertible participating preferred stock	3,436	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Common stock	168	166
Additional paid-in capital	134,371	135,405
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(343,886)	(344,492)

Total stockholders’ equity (deficit)	(210,586)	(210,160)

	$192,847	$196,166

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2003 and 2002

(Unaudited)

(In thousands, except per share amounts)

	2003	2002
	(As Restated*)	(As Restated*)
Net revenue	$133,838	$126,256

Operating expenses:
Payroll and employee benefits	71,874	69,343
Provision for doubtful accounts	21,498	20,815
Depreciation and amortization	2,932	3,394
Other operating expenses	27,903	26,144

Total operating expenses	124,207	119,696

Operating income	9,631	6,560
Interest expense	(8,014)	(5,911)
Interest income	29	27

Income from continuing operations before income taxes and minority interest	1,646	676
Income tax provision	(90)	(55)
Minority interest	(274)	(878)

Income (loss) from continuing operations	1,282	(257)
Income (loss) from discontinued operations (including gain on the disposition of Latin American operations of $12,488 in 2002)	(676)	13,010

Net income	606	12,753
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	(66)	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(1,201)	—

Net income (loss) applicable to common stock	$(661)	$12,753

Income (loss) per share
Basic -
Income (loss) from continuing operations applicable to common stock	$(0.00)	$(0.02)
Income (loss) from discontinued operations applicable to common stock	(0.04)	0.81

Net income (loss)	$(0.04)	$0.79

Diluted -
Income (loss) from continuing operations applicable to common stock	$(0.00)	$(0.02)
Income (loss) from discontinued operations applicable to common stock	(0.04)	0.81

Net income (loss)	$(0.04)	$0.79

Average number of shares outstanding - Basic	16,399	15,994

Average number of shares outstanding - Diluted	16,399	15,994

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

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

Discontinued Operations: The Company ceased operating in certain of its medical transportation and related service areas. The results of those service areas have been included in discontinued operations for the three months ended September 30, 2003 and 2002. Included in the reconciliation below is the effect of the reclassification of the discontinued operations on the results of amounts previously reported for the three months ended September 30, 2002.

Earnings Per Share: The Company has restated its earnings per share calculations for the three months ended September 30, 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the Company’s issuance in September 2002 of its Series B redeemable nonconvertible participating preferred stock. The Series B shares, which the Company may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the financial statement amounts impacted by the restatement adjustments, the accounting change and the reclassification of discontinued operations is as follows. Net cash provided by operating activities as previously reported was not impacted by the restatement adjustments.

	As Previously Reported	Restatement Adjustments			As Restated	Accounting Change (D)	Less Discontinued Operations (E)	As Reported
		(A)	(B)	(C)
Three months ended September 30, 2003
Income from continuing operations	$1,282	—	—	—	$1,282	—	—	$1,282
Net income	606	—	—	—	$606	—	—	606
Basic income (loss) from continuing operations applicable to common stock per share	$(0.00)	—	—	—	$(0.00)	—	—	$(0.00)
Basic loss per share	$(0.04)	—	—	—	$(0.04)	—	—	$(0.04)
Diluted income (loss) from continuing operations applicable to common stock per share	$(0.00)	—	—	—	$(0.00)	—	—	$(0.00)
Diluted loss per share	$(0.03)	—	—	(0.01)	$(0.04)	—	—	$(0.04)

Three months ended September 30, 2002
Net revenue	$125,565	(1,174)	—	—	$124,391	5,787	(3,922)	$126,256
Provision for doubtful accounts	18,725	615	—	—	$19,340	2,198	(723)	20,815
Operating income	9,754	(1,789)	(1,603)	—	$6,362	876	(678)	6,560
Income (loss) from continuing operations	3,813	(1,789)	(1,603)	—	$421	—	(678)	(257)
Net income	16,145	(1,789)	(1,603)	—	$12,753	—	—	12,753
Basic income (loss) from continuing operations applicable to common stock per share	$0.24	(0.12)	(0.10)	—	$0.02	—	(0.04)	$(0.02)
Basic income per share	$1.01	(0.12)	(0.10)	—	$0.79	—	—	$0.79
Diluted income (loss) from continuing operations applicable to common stock per share	$0.21	(0.10)	(0.09)	—	$0.02	—	(0.04)	$(0.02)
Diluted income per share	$0.91	(0.10)	(0.09)	—	$0.72	—	0.07	$0.79

Restatement Adjustments:

(A)	To adjust provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts.

(B)	To expense professional fees incurred in connection with the September 2002 credit facility amendment which were being amortized over the term of the related agreement.

(C)	To calculate income (loss) per share using the two-class method.

(D)	Adoption of FIN 46 and related consolidation of investment in San Diego Medical Services Enterprises LLC.

(E)	Represents reclassification of results from reporting units that ceased operations in the first quarter of fiscal 2004. As a result of discontinued operations, income from continuing operations has been restated to a loss from continuing operations. Potential common shares are not included in the computation of diluted per share amounts when a loss from continuing operations exists. As such, previously reported diluted income per share required further adjustment as a result of the restatements.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,
	2003	2002
	(As Restated*)
Net income (loss) applicable to
common stock	$(661)	$12,753
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax effect	(288)	(87)

Pro forma net income (loss) applicable to common stock	$(949)	$12,666

Income (loss) per share:
Basic - as reported	$(0.04)	$0.79

Basic - pro forma	$(0.06)	$0.79

Diluted - as reported	$(0.04)	$0.79

Diluted - pro forma	$(0.06)	$0.79

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Long-term Debt

The Company’s long-term debt consists of the following at September 30, 2003 and June 30, 2003 (in thousands):

	September 30, 2003	June 30, 2003
7 7/8% senior notes due 2008	$149,885	$149,877
Credit facility due December 2006	152,555	152,420
Note payable to former joint venture partner, monthly payments through June 2006	3,481	3,722
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	585	620

	306,506	306,639
Less: Current maturities	(1,384)	(1,329)

	$305,122	$305,310

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

In consideration for the amendment, the Company paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable nonconvertible participating preferred stock described in Note 6. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 Amended Credit Facility.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of September 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$3,459	$820	$—	$4,279
Accounts receivable, net	—	53,887	10,634	—	64,521
Inventories	—	11,696	—	—	11,696
Prepaid expenses and other	—	6,967	1	—	6,968

Total current assets	—	76,009	11,455	—	87,464

Property and equipment, net	—	41,150	160	—	41,310
Goodwill	—	41,167	—	—	41,167
Due from (to) affiliates	245,410	(218,583)	(26,827)	—	—
Insurance deposits	—	8,274	—	—	8,274
Other assets	9,393	5,035	204	—	14,632
Investment in subsidiaries	(149,036)	—	—	149,036	—

	$105,767	$(46,948)	$(15,008)	$149,036	$192,847

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$9,566	$1,092	$—	$10,658
Accrued liabilities	1,484	50,758	32	—	52,274
Deferred revenue	—	18,064	488	—	18,552
Current portion of long-term debt	—	1,384	—	—	1,384

Total current liabilities	1,484	79,772	1,612	—	82,868

Long-term debt, net of current portion	302,439	2,683	—	—	305,122
Other liabilities	—	105	—	—	105
Deferred income taxes	—	650	—	—	650

Total liabilities	303,923	83,210	1,612	—	388,745

Minority interest	—	—	—	2,258	2,258

Series B redeemable nonconvertible paritcipating preferred stock	8,994	—	—	—	8,994

Series C redeemable nonconvertible participating preferred stock	3,436	—	—	—	3,436

Stockholders’ equity (deficit)
Common stock	168	82	8	(90)	168
Additional paid-in capital	134,371	54,622	20,168	(74,790)	134,371
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(343,886)	(184,862)	(36,796)	221,658	(343,886)

Total stockholders’ equity (deficit)	(210,586)	(130,158)	(16,620)	146,778	(210,586)

	$105,767	$(46,948)	$(15,008)	$149,036	$192,847

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

As of June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$11,362	$1,199	$—	$12,561
Accounts receivable, net	—	49,502	10,926	—	60,428
Inventories	—	11,504	—	—	11,504
Prepaid expenses and other	—	7,467	44	—	7,511

Total current assets	—	79,835	12,169	—	92,004
Property and equipment, net	—	42,862	148	—	43,010
Goodwill	—	41,167	—	—	41,167
Due from (to) affiliates	255,078	(228,366)	(26,712)	—	—
Insurance deposits	—	7,937	—	—	7,937
Other assets	6,177	5,453	418	—	12,048
Investment in subsidiaries	(157,533)	—	—	157,533	—

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$12,087	$1,691	$—	$13,778
Accrued liabilities	3,791	53,643	264	—	57,698
Deferred revenue	—	17,603	—	—	17,603
Current portion of long-term debt	—	1,329	—	—	1,329

Total current liabilities	3,791	84,662	1,955	—	90,408
Long-term debt, net of current portion	302,298	3,012	—	—	305,310
Other liabilities	—	181	—	—	181
Deferred income taxes	—	650	—	—	650

Total liabilities	306,089	88,505	1,955	—	396,549

Minority interest	—	—	—	1,984	1,984

Series B redeemable nonconvertible paritcipating preferred stock	7,793	—	—	—	7,793

Stockholders’ equity (deficit)
Common stock	166	82	8	(90)	166
Additional paid-in capital	135,405	54,622	20,168	(74,790)	135,405
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(344,492)	(194,321)	(36,108)	230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)	155,549	(210,160)

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

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

Series B Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are not convertible by the holder but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series B Shares by issuance of 2,115,490 common shares, which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $12.5 million or $15.0 million depending on whether such sale or liquidation event occurs prior to December 31, 2003 or December 31, 2004, respectively. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series B Shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series B Shares been converted to common stock. The Series B Shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

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

Series C Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2003 Amended Credit Facility, the Company issued 283,979 shares of its Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to certain of the lenders in the credit facility. The Series C Shares are not convertible by the holder

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series C Shares by issuance of 2,839,787 common shares, which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs automatically upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $11.0 million, $13.75 million or $16.5 million depending on whether such sale or liquidation event occurs prior to January 31, 2004, between January 31, 2004 and December 31, 2004 or after December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series C Shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series C Shares been converted to common stock. The Series C Shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) of the basic and diluted income (loss) per share computations for the three-month periods ended September 30, 2003 and 2002 is as follows (in thousands, except per share amounts):

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2003	2002
	(As Restated*)
Income (loss) from continuing operations	$1,282	$(257)
Less: (Income) loss from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	(140)	—
Less: Accretion of redeemable nonconvertible pariticipating preferred stock	(1,201)	—

Income (loss) from continuing operations applicable to common stock	$(59)	$(257)

Average number of shares outstanding - Basic	16,399	15,994
Add: Incremental shares for: dilutive effect of stock options	—	—
Average number of shares outstanding - Diluted	16,399	15,994

Basic income (loss) from continuing operations applicable to common stock per share	$(0.00)	$(0.02)

Diluted income (loss) from continuing operations applicable to common stock per share	$(0.00)	$(0.02)

*	Refer to Note 1, Restatement of Quarterly Financial Statements.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(11)	Recently Issued Accounting Pronouncements

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument, and thus require reclassification as liabilities and measurement at the amount of cash that would be paid under the conditions in the applicable entity organization agreement if settlement of the respective minority interests occurred at the reporting date. The Company’s consolidated financial statements includes a minority interest that meets the standard’s definition of mandatorily redeemable financial instruments. This mandatorily redeemable minority interest represents an interest held by a third party in San Diego Medical Services Enterprises, LLC (SDMSE), where the terms of the underlying agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holder and the Company on a pro rata basis in accordance with the underlying agreement. The termination date of the Company’s mandatorily redeemable minority interest is currently June 30, 2005.

On November 7, 2003, the FASB issued FASB Staff Position (FSP) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite lived subsidiaries, but retained the related disclosure provisions. The settlement value of the Company’s mandatorily redeemable minority interest in SDMSE is estimated to be $2.3 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle the minority interest assuming an orderly liquidation of SDMSE on September 30, 2003, net of estimated liquidation costs. The corresponding carrying value of the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minority interest in SDMSE at September 30, 2003 is $2.3 million, and is included in the balance sheet caption ‘Minority interest’.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

As described in Note 1 to our consolidated financial statements, we have restated our earnings per share calculations for the three months ended September 30, 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses are allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed.

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

Operating Expenses

Payroll and Employee Benefits — Payroll and employee benefit expenses increased approximately $2.6 million, or 3.8%, from approximately $69.3 million for the three months ended September 30, 2002 to $71.9 million for the three months ended September 30, 2003. The increase is primarily related to increased health insurance costs of $0.6 million primarily due to increased health insurance claims, increased workers compensation expense of $0.6 million due to increased insurance rates and general wage increases. Payroll and employee benefits, as a percentage of net revenue was 53.6% for the three months ended September 30, 2003 compared to 54.9% for the three months ended September 30, 2002. We expect we will continue to experience increasing expenses related to health insurance and workers compensation costs due to increasing healthcare costs and insurance premiums.

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

Income (loss) from discontinued operations – Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million for the three months ended September 30, 2002. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

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

Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million (the “2002 Amended Credit Facility”). Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time. In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock. The Series B shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares discussed below) to settle the Series B shares by issuance of common shares equivalent to 10% of the common shares outstanding at the date of the amendment on a fully diluted basis, as defined in the related agreement. Conversion of the Series B shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares.

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

In consideration for the amendment, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of our Series C redeemable nonconvertible participating preferred stock. The Series C shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares discussed below) to settle the Series C shares by issuance of common shares equivalent to 11% of the common shares outstanding on a fully diluted basis, as defined in the related agreement. Conversion of the Series C shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our certificate of incorporation to authorize additional common shares. We also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment to the credit facility.

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

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers compensation program totaled $6.6 million at September 30, 2003 which is included in insurance deposits. Cash deposits totaled $6.8 million at June 30, 2003 which are included in insurance deposits.

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

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares discussed below) to settle the Series B Shares by issuance of 2,115,490 common shares, which equated to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the common shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B Shares as of December 31, 2004. Additionally, holders of the Series B Shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. The accretion and the allocation of earnings to the Series B Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Amended Credit Facility, we issued shares of our Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to certain of the participants in the 2003 Amended Credit Facility. The Series C Shares are not convertible by the holder but we may elect (subject to approval by our shareholders of an increase in the number of authorized common shares discussed below) to settle the Series C Shares by issuance of 2,839,787 common shares, which equated to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we intend to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C Shares as of December 31, 2006. Additionally, holders of the Series C Shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series C holders had been issued common stock. The accretion and the allocation of earnings to the Series C Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

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

Two previous insurers (Reliance Insurance Company and Legion Insurance Company) under our workers’ compensation and general liability programs are currently in liquidation proceedings in Pennsylvania. With respect to the affected policy years, these proceedings may result in the loss of all or part of the collateral and/or funds deposited by us for payment of claims within our deductible or self-insured retention relating to our workers’ compensation programs, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. Based upon the information currently available, we believe that the amounts on deposit are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended. We further believe that reinsurance proceeds for our liability policies will be available to cover claims in excess of our retention as originally intended. It is also our understanding that state guaranty funds will provide coverage, subject to certain limitations, of such general liability and workers compensation claims. Our inability to access the funds on deposit, to access our liability reinsurance proceeds or to obtain coverage from state guaranty funds could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that claims exceed our deductible limits and our insurers or guaranty funds do not satisfy their coverage obligations, we may be required to satisfy a portion of those claims directly, which could have a material adverse effect on our business, financial condition, result of operations and cash flows.

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

Numerous federal, state and local laws, rules and regulations govern various aspects of the ambulance and fire fighting service business covering matters such as licensing, rates, employee certification, environmental matters and radio communications. Certificates of necessity may be required from state or local governments to operate medical transportation services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state or local, governments could:

•	change existing laws, rules or regulations,

•	adopt new laws, rules or regulations that increase our cost of doing business,

•	lower reimbursement levels,

•	choose to provide services for themselves, or otherwise adversely affect our business, financial condition, cash flows, and results of operations.

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

(iii) An amendment to our Annual Report on Form 10-K for fiscal 2003 restating our earnings per share calculations for fiscal 2003. The Company initially concluded that it had calculated its earnings per share amounts for fiscal 2003 in the appropriate manner. However, the Company subsequently determined that such calculations should have been made using the two-class method whereby net income or loss for each period is allocated between common stock and the Company’s Series B redeemable nonconvertible participating nonconvertible participating preferred stock on the basis of the weighted average number of common shares and share equivalents outstanding during the period. The need to restate our fiscal 2003 earnings per share calculations is considered to represent a material weakness under standards established by the American Institute of Certified Public Accountants. The Company has added resources in the accounting and reporting area to prevent this type of situation from recurring.

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

Dated: March 4, 2004

By:	/s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael S. Zarriello
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)