Form 10-Q
period 2004-03-31
RURAL METRO CORP /DE/
filed 2004-05-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 12, 2004, there were 16,914,839 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2004

Part I. Financial Information

Restatement and Reclassification of Consolidated Financial Statements

Earnings Per Share

As described in Note 1 to our consolidated financial statements, we have restated our earnings per share calculations for the three and nine-months ended March 31, 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the issuance in September 2002 of our Series B redeemable nonconvertible participating preferred stock. The Series B shares, which we may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses were allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed. See Note 10 related to Emerging Issues Task Force (“EITF”) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.

Discontinued Operations

In addition to the above, we ceased operating in certain service areas in the first three quarters of fiscal 2004. The results of those service areas have been included in discontinued operations in the accompanying consolidated statement of operations.

Informal SEC Inquiry

The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements described above in the first paragraph of this “Part I. Financial Information.” We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash	$9,253	$12,561
Accounts receivable, net of allowance for doubtful accounts of $54,270 and $48,422 at March 31, 2004 and June 30, 2003, respectively	67,300	60,428
Inventories	11,283	11,504
Prepaid expenses and other assets	5,750	7,511

Total current assets	93,586	92,004
Property and equipment, net	40,564	43,010
Goodwill	41,167	41,167
Insurance deposits	8,299	7,937
Other assets	13,720	12,048

	$197,336	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,197	$13,778
Accrued liabilities	51,349	57,698
Deferred revenue	18,417	17,603
Current portion of long-term debt	1,465	1,329

Total current liabilities	83,428	90,408
Long-term debt, net of current portion	304,397	305,310
Other liabilities	—	181
Deferred income taxes	650	650

Total liabilities	388,475	396,549

Minority interest	2,382	1,984

Series B redeemable nonconvertible participating preferred stock, $.01 par value, 634,647 shares authorized, 211,549 shares issued and outstanding at March 31, 2004 and June 30, 2003; including accretion of $7,207 and $3,604, respectively (redemption value of $15.0 million)	11,396	7,793

Series C redeemable nonconvertible participating preferred stock, $.01 par value, 283,979 shares authorized, 283,979 shares issued and outstanding at March 31, 2004; including accretion of $1,010 (redemption value of $10.0 million)	4,446	—

Stockholders’ equity (deficit)
Common stock, $.01 par value 23,000,000 shares authorized, 16,876,196 and 16,207,830 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	172	166
Additional paid-in capital	131,248	135,405
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(339,544)	(344,492)

Total stockholders’ equity (deficit)	(209,363)	(210,160)

	$197,336	$196,166

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
		(As Restated*)		(As Restated*)
Net revenue	$136,755	$123,696	$400,993	$368,048

Operating expenses:
Payroll and employee benefits	71,178	67,508	211,217	201,853
Provision for doubtful accounts	23,533	19,245	66,142	59,030
Depreciation and amortization	3,179	3,197	8,874	9,671
Other operating expenses	29,774	25,994	86,930	78,348
Restructuring and other	—	—	—	(1,421)

Total operating expenses	127,664	115,944	373,163	347,481

Operating income	9,091	7,752	27,830	20,567
Interest expense	(6,898)	(7,211)	(22,106)	(20,452)
Interest income	16	32	67	81

Income from continuing operations before income taxes and minority interest	2,209	573	5,791	196
Income tax provision	(94)	(66)	(289)	(176)
Minority interest	65	(518)	(398)	(1,996)

Income (loss) from continuing operations	2,180	(11)	5,104	(1,976)
Income (loss) from discontinued operations (including gain on the disposition of Latin American operations of $12,488 in the nine months ended March 31, 2003)	(13)	546	(156)	15,012

Net income	2,167	535	4,948	13,036
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	(495)	(62)	(964)	(1,050)
Less: Accretion of redeemable nonconvertible participating preferred stock	(1,706)	(1,202)	(4,613)	(2,403)

Net income (loss) applicable to common stock	$(34)	$(729)	$(629)	$9,583

Income (loss) per share
Basic -
Loss from continuing operations applicable to common stock	$(0.00)	$(0.07)	$(0.03)	$(0.26)
Income (loss) from discontinued operations applicable to common stock	(0.00)	$0.03	(0.01)	0.86

Net income (loss) applicable to common stockholders	$(0.00)	$(0.04)	$(0.04)	$0.60

Diluted -
Loss from continuing operations applicable to common stock	$(0.00)	$(0.07)	$(0.03)	$(0.26)
Income (loss) from discontinued operations applicable to common stock	(0.00)	0.03	(0.01)	0.86

Net income (loss) applicable to common stockholders	$(0.00)	$(0.04)	$(0.04)	$0.60

Average number of common shares outstanding - Basic	16,750	16,163	16,557	16,100

Average number of common shares outstanding - Diluted	16,750	16,163	16,557	16,100

*Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended March 31, 2004 and 2003

(Unaudited)

(In thousands)

	2004	2003
Cash flows from operating activities:
Net income	$4,948	$13,036
Adjustments to reconcile net income to cash provided by operating activities -
Non-cash portion of gain on disposition of Latin American operations	—	(13,732)
Non-cash reversal of restructuring and other	—	(1,421)
Depreciation and amortization	9,423	10,105
(Gain) loss on sale of property and equipment	104	(162)
Provision for doubtful accounts	68,175	63,530
Earnings of minority shareholder	398	2,001
Amortization of deferred financing costs	2,083	1,608
Amortization of debt discount	19	19
Change in assets and liabilities -
Increase in accounts receivable	(75,047)	(61,500)
Decrease in inventories	221	310
Decrease in prepaid expenses and other assets	1,761	1,848
Increase in insurance deposits	(362)	(916)
(Increase) decrease in other assets	(797)	545
Decrease in accounts payable	(1,581)	(1,052)
Decrease in accrued liabilities and other liabilities	(5,394)	(10,119)
Increase in deferred revenue	815	457

Net cash provided by operating activities	4,766	4,557

Cash flows from investing activities:
Capital expenditures	(6,182)	(6,706)
Proceeds from the sale of property and equipment	92	559

Net cash used in investing activities	(6,090)	(6,147)

Cash flows from financing activities:
Repayments on credit facility	(1,000)	—
Repayment of debt and capital lease obligations	(931)	(1,253)
Distributions to minority shareholders	—	(361)
Cash paid for debt modification costs	(515)	(1,440)
Proceeds from the issuance of common stock from option exercises	462	391

Net cash used in financing activities	(1,984)	(2,663)

Effect of currency exchange rate changes on cash	—	(21)

Decrease in cash	(3,308)	(4,274)
Cash, beginning of period	12,561	10,677

Cash, end of period	$9,253	$6,403

Rural/Metro Corporation

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three and nine-months ended March 31, 2004 and 2003 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and nine-months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2003. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2003 has been derived from the consolidated balance sheet of the Company, but does not include all of the disclosures required by generally accepted accounting principles.

(1)	Restatement and Reclassification of Quarterly Financial Statements

Earnings Per Share

The Company has restated its earnings per share calculations for the three and nine months ended March 31, 2003 to reflect earnings per share using the two-class method. The two-class method is required as a result of the Company’s issuance in September 2002 of its Series B redeemable nonconvertible participating preferred stock. The Series B shares, which the Company may elect to settle by issuance of common shares before the December 31, 2004 mandatory redemption date, (subject to approval by our shareholders of an increase in the number of authorized common shares), are not convertible by the holder but are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. Under the two-class method, earnings or losses were allocated to common stock and participating securities to the extent that each security may share in earnings or losses as if such earnings or losses for the period had been distributed. See Note 10 related to Emerging Issues Task Force (“EITF”) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.

Discontinued Operations

In the first three quarters of fiscal 2004, the Company ceased operating in certain service areas. The results of those service areas have been included in discontinued operations for the three and nine-months ended March 31, 2004 and 2003.

A summary of the financial statement amounts for the three and nine-months ended March 31, 2003 impacted by the restatement and reclassification is as follows:

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

	As Previously Reported	Two-Class Method (A)	As Restated	Discontinued Operations (B)	As Reported
Three months ended March 31, 2003
Net revenue	$130,064	—	$130,064	$(6,368)	$123,696
Income (loss) from continuing operations	535	—	535	(546)	(11)
Income from discontinued operations	—	—	—	546	546

Income (loss) per share -
Basic:
Loss from continuing operations applicable to common stock	$(0.04)	(0.01)	$(0.05)	(0.02)	$(0.07)
Income from discontinued operations applicable to common stock	$—	—	$—	0.03	$0.03
Diluted:
Loss from continuing operations applicable to common stock	$(0.04)	(0.01)	$(0.05)	(0.02)	$(0.07)
Income from discontinued operations applicable to common stock	$—	—	$—	0.03	$0.03

Nine months ended March 31, 2003
Net revenue	$389,108	—	$389,108	$(21,060)	$368,048
Income (loss) from continuing operations	704	—	704	(2,680)	(1,976)
Income from discontinued operations	12,332	—	12,332	2,680	15,012

Income (loss) per share -
Basic:
Loss from continuing operations applicable to common stock	$(0.11)	—	$(0.11)	(0.15)	$(0.26)
Income (loss) from discontinued operations applicable to common stock	$0.77	(0.07)	$0.70	0.16	$0.86
Diluted:
Loss from continuing operations applicable to common stock	$(0.11)	—	$(0.11)	(0.15)	$(0.26)
Income (loss) from discontinued operations applicable to common stock	$0.77	(0.07)	$0.70	0.16	$0.86

Restatement Adjustments:

(A)	To calculate income (loss) per share using the two-class method.
(B)	Represents reclassification of results from service areas that ceased operations in the first three quarters of fiscal 2004.

(2)	Liquidity

During the three-months ended March 31, 2004, the Company had net income of $2.2 million compared with net income of $0.5 million in the three-months ended March 31, 2003. During the nine-months ended March 31, 2004, the Company had net income of $4.9 million compared with net income of $13.0 million in the nine months ended March 31, 2003. Net income in the nine-months ended March 31, 2003 included a $12.5 million gain related to the disposition of the Company’s Latin American operations. The Company’s operating activities provided cash totaling $4.8 million in the nine-months ended March 31, 2004 and $4.6 million in the nine-months ended March 31, 2003. At March 31, 2004, the Company had cash of $9.3 million, debt of $305.9 million and a stockholders’ deficit of $209.4 million. The Company’s long-term debt primarily consists of $149.9 million of 7 7/8% Senior Notes due March 15, 2008, $152.6 million outstanding under its credit facility due December 31, 2006 and $2.9 million payable to a former joint venture partner.

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

As discussed in Note 4, the Company was not in compliance with the total debt leverage ratio, total debt to capitalization ratio and the fixed charge coverage ratio covenants contained in its revolving credit facility at June 30, 2002. On September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from March 16, 2003 to December 31, 2004, waived previous non-compliance, and required the issuance to the lenders of 211,549 shares of the Company’s Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”). The Series B Shares includes a provision that the Company must redeem the stock for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Preferred Stock would be converted, if the Series B Shares are not converted by the Company to common shares by December 31, 2004. See further discussion on the Series B Shares at Note 5.

As also discussed in Note 4, the Company further violated the minimum tangible net worth covenant as a result of the restatement of its financial statements. Additionally, the restatement resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes. Effective September 30, 2003, the Company entered into the 2003 Second Amended and Restated Credit Facility with its lenders, which, among other things, extended the maturity date of the facility from December 31, 2004 to December 31, 2006, waived previous non-compliance, and required the issuance to certain of the lenders of 283,979 shares of the Company’s Series C redeemable nonconvertible participating preferred stock (“Series C Shares”). The Series C Shares includes a provision that the Company must redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would be converted, if the Series C Shares are not converted by the Company to common shares by December 31, 2006. See further discussion on the Series C Shares at Note 5.

If we do not settle the Series B and Series C Shares by the issuance of common stock, it is unlikely that we will possess the capital resources to fund the redemption obligations associated with the Series B and Series C Shares. Should we fail to redeem the Series B Shares by December 31, 2004, the holders of the Series B Shares may have a claim against us under the certification of designation of the Series B Shares. In addition, the failure to redeem the Series B and Series C Shares by December 31, 2006, will result in an event of default under our credit agreement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, we do not believe that cash flows from operations will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, we would seek to refinance the credit facility and redeem the Series B and Series C Shares, if necessary, with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We currently do not have a sufficient amount of shares of our common stock available with which to raise capital.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. The Company currently has no common stock available with which to raise capital. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through March 31, 2005. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(3)	Accounting for Stock Based Compensation

At March 31, 2004, the Company had two stock compensation plans. The Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan with which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Non-Qualified Stock Option Plan had 437,829 shares available for issuance at March 31, 2004. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
		(As Restated*)		(As Restated*)
Net income (loss) applicable to common stock	$(34)	$(729)	$(629)	$9,583
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax effect	10	(319)	(372)	(1,207)

Pro forma net income (loss) applicable to common stock	$(24)	$(1,048)	$(1,001)	$8,376

Income (loss) per share:
Basic - as reported	$(0.00)	$(0.04)	$(0.04)	$0.60

Basic - pro forma	$(0.00)	$(0.06)	$(0.06)	$0.52

Diluted - as reported	$(0.00)	$(0.04)	$(0.04)	$0.60

Diluted - pro forma	$(0.00)	$(0.06)	$(0.06)	$0.52

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

(4)	Long-term Debt

The Company’s long-term debt consists of the following at March 31, 2004 and June 30, 2003 (in thousands):

	March 31, 2004	June 30, 2003
7 7/8% senior notes due 2008	$149,897	$149,877
Credit facility due December 2006 (LIBOR +7%)	152,555	152,420
Note payable to former joint venture partner, monthly payments through June 2006	2,942	3,722
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	468	620

	305,862	306,639
Less: Current maturities	(1,465)	(1,329)

	$304,397	$305,310

Credit Facility

In March 1998, the Company entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of the Company’s domestic wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on the Company meeting certain financial covenants.

In December 1999, the Company was not in compliance with the total debt leverage ratio, total debt to capitalization ratio and the fixed charge coverage ratio covenants contained in the original credit facility. The Company received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required the Company to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required the Company to make unscheduled principal payments totaling $5.2 million.

Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time. In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of the Company’s Series B redeemable nonconvertible participating preferred stock described in Note 5.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized through the amended agreement maturity date while professional

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.5 million at March 31, 2004.

As a result of our identification of restatement discussed in Note 1 and the related increase in the Company’s stockholders’ deficit, the Company was not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q for the quarter ended March 31, 2003.

The Company further amended the 2002 Amended Credit Facility by entering into the 2003 Amended Credit Facility effective September 30, 2003 with its lenders pursuant to which, among other things, all prior identified covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 30, 2002 amendment were revised to levels consistent with the Company’s current business levels and outlook. The revised financial covenants and levels achieved by the Company as of March 31, 2004 are presented below. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

Financial Covenant (A)	Period Covered By Covenant	Level Specified in Agreement (A)	Level Achieved for Specified Period (A)
Debt leverage ratio	Nine months ended March 31, 2004	< 7.49	6.30
Minimum tangible net worth	At March 31, 2004	< $280.0 million deficit	$247.5 million deficit
Fixed charge coverage ratio	Nine months ended March 31, 2004	> 1.04	1.25
Limitation on capital expenditures	Cumulative for fiscal year 2004	< $11.0 million	$6.2 million
Annual operating lease expense to consolidated net revenue	Last twelve months	< 3.1%	2.1%

(A) - As defined in the credit facility agreement.

The Company must achieve the following levels of compliance at June 30, 2004: a total debt leverage ratio of less than 7.45; a minimum tangible net deficit of less than $280.0 million; a fixed charge coverage ratio of at least 1.05; annual capital expenditures less than $11.0 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

In consideration for the amendment, the Company paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of the Company’s Series C redeemable nonconvertible participating preferred stock described in Note 5. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 Amended Credit Facility.

The Second 2003 Amended and Restated Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee and the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs totaling $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.3 million at March 31, 2004.

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

At March 31, 2004, the weighted average interest rate on credit facility borrowings was approximately 9.03%. At March 31, 2004 there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility at that date. The 2003 Second Amended and Restated Credit Facility is not a revolving facility and there is no additional amount of credit available.

7 7/8% Senior Notes Due March 15, 2008

In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due March 15, 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (Securities Act). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. In April 1998, the Company filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration statement became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the Guarantors). The Senior Notes contain certain covenants that, among other things, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations. Unamortized debt issuance costs, which are included in other assets in the consolidated balance sheet, totaled $2.2 million at March 31, 2004.

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the Parent), the Guarantors and the Company’s remaining subsidiaries (the Non-Guarantors) is as follows:

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING BALANCE SHEET

As of March 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$9,130	$123	$—	$9,253
Accounts receivable, net	—	58,086	9,214	—	67,300
Inventories	—	11,186	97	—	11,283
Prepaid expenses and other assets	—	5,750	—	—	5,750

Total current assets	—	84,152	9,434	—	93,586
Property and equipment, net	—	40,384	180	—	40,564

Goodwill	—	41,167	—	—	41,167

Due from (to) affiliates	232,908	(207,985)	(24,923)	—	—

Insurance deposits	—	8,299	—	—	8,299

Other assets	8,045	5,470	205	—	13,720

Investment in subsidiaries	(130,453)	—	—	130,453	—

	$110,500	$(28,513)	$(15,104)	$130,453	$197,336

LIABILITIES, MINORITY INTEREST, REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$11,076	$1,121	$—	$12,197
Accrued liabilities	1,569	49,530	250	—	51,349
Deferred revenue	—	18,255	162	—	18,417
Current portion of long-term debt	—	1,465	—	—	1,465

Total current liabilities	1,569	80,326	1,533	—	83,428
Long-term debt, net of current portion	302,452	1,945	—	—	304,397
Other liabilities	—	—	—	—	—
Deferred income taxes	—	650	—	—	650

Total liabilities	304,021	82,921	1,533	—	388,475

Minority interest	—	—	—	2,382	2,382

Series B redeemable nonconvertible participating preferred stock	11,396	—	—	—	11,396

Series C redeemable nonconvertible participating preferred stock	4,446	—	—	—	4,446

Stockholders’ equity (deficit)
Common stock	172	82	8	(90)	172
Additional paid-in capital	131,248	54,622	20,168	(74,790)	131,248
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(339,544)	(166,138)	(36,813)	202,951	(339,544)

Total stockholders’ equity (deficit)	(209,363)	(111,434)	(16,637)	128,071	(209,363)

	$110,500	$(28,513)	$(15,104)	$130,453	$197,336

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING BALANCE SHEET

As of June 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets
Cash	$—	$11,362	$1,199	$—	$12,561
Accounts receivable, net	—	49,502	10,926	—	60,428
Inventories	—	11,504	—	—	11,504
Prepaid expenses and other assets	—	7,467	44	—	7,511

Total current assets	—	79,835	12,169	—	92,004

Property and equipment, net	—	42,862	148	—	43,010

Goodwill	—	41,167	—	—	41,167

Due from (to) affiliates	255,078	(228,366)	(26,712)	—	—

Insurance deposits	—	7,937	—	—	7,937

Other assets	6,177	5,453	418	—	12,048

Investment in subsidiaries	(157,533)	—	—	157,533	—

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$—	$12,087	$1,691	$—	$13,778
Accrued liabilities	3,791	53,643	264	—	57,698
Deferred revenue	—	17,603	—	—	17,603
Current portion of long-term debt	—	1,329	—	—	1,329

Total current liabilities	3,791	84,662	1,955	—	90,408

Long-term debt, net of current portion	302,298	3,012	—	—	305,310

Other liabilities	—	181	—	—	181

Deferred income taxes	—	650	—	—	650

Total liabilities	306,089	88,505	1,955	—	396,549

Minority interest	—	—	—	1,984	1,984

Series B redeemable nonconvertible participating preferred stock	7,793	—	—	—	7,793

Stockholders’ equity (deficit)
Common stock	166	82	8	(90)	166
Additional paid-in capital	135,405	54,622	20,168	(74,790)	135,405
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(344,492)	(194,321)	(36,108)	230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)	155,549	(210,160)

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$130,012	$12,376	$(5,633)	$136,755

Operating expenses:
Payroll and employee benefits	—	70,625	553	—	71,178
Provision for doubtful accounts	—	20,550	2,983	—	23,533
Depreciation and amortization	—	3,158	21	—	3,179
Other operating expenses	—	26,334	9,072	(5,633)	29,774

Total operating expenses	—	120,667	12,629	(5,633)	127,664

Operating income (loss)	—	9,345	(253)	—	9,091
Equity in earnings of subsidiaries	9,349	—	—	(9,349)	—
Interest expense	(7,182)	(45)	329	—	(6,898)
Interest income	—	16	—	—	16

Income (loss) from continuing operations before income taxes and minority interest	2,167	9,316	76	(9,349)	2,209
Income tax provision	—	(94)	—	—	(94)
Minority interest	—	—	—	64	65

Income (loss) from continuing operations	2,167	9,222	76	(9,285)	2,180
Income (loss) from discontinued operations	—	179	(192)	—	(13)

Net income (loss)	$2,167	$9,401	$(116)	$(9,285)	$2,167

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$116,817	$11,340	$(4,461)	$123,696

Operating expenses:
Payroll and employee benefits	—	66,992	516	—	67,508
Provision for doubtful accounts	—	16,650	2,595	—	19,245
Depreciation and amortization	—	3,172	25	—	3,197
Other operating expenses	—	22,931	7,524	(4,461)	25,994
Restructuring and other	—	20	(20)	—	—

Total operating expenses	—	109,765	10,640	(4,461)	115,944

Operating income	—	7,052	700	—	7,752
Equity in earnings of subsidiaries	7,409	—	—	(7,409)	—
Interest expense	(6,874)	(157)	(180)	—	(7,211)
Interest income	—	30	2	—	32

Income (loss) from continuing operations before income taxes and minority interest	535	6,925	522	(7,409)	573
Income tax provision	—	(66)	—	—	(66)
Minority interest	—	—	—	(518)	(518)

Income (loss) from continuing operations	535	6,859	522	(7,927)	(11)
Income from discontinued operations	—	679	383	(516)	546

Net income (loss)	$535	$7,538	$905	$(8,443)	$535

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended March 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$380,644	$36,561	$(16,212)	$400,993

Operating expenses:
Payroll and employee benefits	—	209,522	1,695	—	211,217
Provision for doubtful accounts	—	58,121	8,021	—	66,142
Depreciation and amortization	—	8,815	59	—	8,874
Other operating expenses	252	76,497	26,393	(16,212)	86,930

Total operating expenses	252	352,955	36,168	(16,212)	373,163

Operating income (loss)	(252)	27,689	393	—	27,830
Equity in earnings of subsidiaries	27,083	—	—	(27,083)	—
Interest expense	(21,883)	(223)	—	—	(22,106)
Interest income	—	66	1	—	67

Income from continuing operations before income taxes and minority interest	4,948	27,532	395	(27,083)	5,791
Income tax (provision) benefit	—	(294)	5	—	(289)
Minority interests	—	—	—	(398)	(398)

Income (loss) from continuing operations	4,948	27,238	400	(27,481)	5,104

Income (loss) from discontinued operations	—	949	(1,105)	—	(156)

Net income (loss)	$4,948	$28,187	$(705)	$(27,481)	$4,948

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$347,660	$33,314	$(12,926)	$368,048

Operating expenses:
Payroll and employee benefits	—	200,629	1,224	—	201,853
Provision for doubtful accounts	—	51,970	7,060	—	59,030
Depreciation and amortization	—	9,594	77	—	9,671
Other operating expenses	1,603	67,719	21,952	(12,926)	78,348
Restructuring and other	—	(1,401)	(20)	—	(1,421)

Total operating expenses	1,603	328,511	30,293	(12,926)	347,481

Operating income (loss)	(1,603)	19,149	3,021	—	20,567
Equity in earnings of subsidiaries	34,319	—	—	(34,319)	—
Interest expense	(19,680)	(251)	(521)	—	(20,452)
Interest income	—	76	5	—	81

Income (loss) from continuing operations before income taxes, minority interest	13,036	18,974	2,505	(34,319)	196
Income tax provision	—	(176)	—	—	(176)
Minority interest	—	—	—	(1,996)	(1,996)

Income (loss) from continuing operations	13,036	18,798	2,505	(36,315)	(1,976)

Income from discontinued operations	—	1,346	13,666	—	15,012

Net income (loss)	$13,036	$20,144	$16,171	$(36,315)	$13,036

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities:
Net income (loss)	$4,948	$28,187	$(705)	$(27,482)	$4,948
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities -
Depreciation and amortization	—	8,946	477	—	9,423
Loss on sale of property and equipment	—	98	6	—	104
Provision for doubtful accounts	—	60,329	7,846	—	68,175
Earnings of minority shareholder	—	—	—	398	398
Amortization of deferred financing costs	2,083	—	—	—	2,083
Amortization of debt discount	19	—	—	—	19
Change in assets and liabilities -
Increase in accounts receivable	—	(68,913)	(6,134)	—	(75,047)
(Increase) decrease in inventories	—	318	(97)	—	221
Decrease in prepaid expenses and other	—	1,717	44	—	1,761
Increase in insurance deposits	—	(362)	—	—	(362)
Increase in other assets	—	(595)	(202)	—	(797)
(Increase) decrease in due to/from affiliates	(4,910)	(20,385)	(1,789)	27,084	—
Decrease in accounts payable	—	(1,011)	(570)	—	(1,581)
Decrease in accrued liabilities and other liabilities	(1,087)	(4,293)	(14)	—	(5,394)
Increase in deferred revenue	—	653	162	—	815

Net cash provided by (used in) operating activities	1,053	4,689	(976)	—	4,766

Cash flow from investing activities:
Capital expenditures	—	(6,081)	(101)	—	(6,182)
Proceeds from the sale of property and equipment	—	91	1	—	92

Net cash used in investing activities	—	(5,990)	(100)	—	(6,090)

Cash flow from financing activities:
Repayments on credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(931)	—	—	(931)
Cash paid for debt issuance costs	(515)	—	—	—	(515)
Issuance of common stock	462	—	—	—	462

Net cash used in financing activities	(1,053)	(931)	—	—	(1,984)

Decrease in cash	—	(2,232)	(1,076)	—	(3,308)

Cash, beginning of period	—	11,362	1,199	—	12,561

Cash, end of period	$—	$9,130	$123	$—	$9,253

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended March 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow operating activities:
Net income	$13,036	$20,140	$16,180	$(36,320)	$13,036
Adjustments to reconcile net income to cash provided by operations -
Non-cash reversal of restructuring and other	—	(1,421)	—	—	(1,421)
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)	—	(13,732)
Depreciation and amortization	—	9,947	158	—	10,105
Gain on sale of property and equipment	—	(27)	(135)	—	(162)
Provision for doubtful accounts	—	55,892	7,638	—	63,530
Earnings of minority shareholder	—	—	—	2,001	2,001
Amortization of deferred financing costs	1,608	—	—	—	1,608
Amortization of discount on Senior Notes	19	—	—	—	19
Undistributed earnings of public private partnership	—	—	—	—	—
Change in assets and liabilities -
Increase in accounts receivable	—	(51,354)	(10,146)	—	(61,500)
(Increase) decrease in inventories	—	328	(18)	—	310
Decrease in prepaid expenses and other	—	1,833	15	—	1,848
Increase in insurance deposits	—	(916)	—	—	(916)
(Increase) decrease in other assets	621	(1,116)	1,040	—	545
(Increase) decrease in due to/from affiliates	(14,503)	(19,430)	(365)	34,298	0
Increase (decrease) in accounts payable	—	(1,066)	14	—	(1,052)
Increase (decrease) in accrued liabilities and other liabilities	150	(10,269)	—	—	(10,119)
Increase (decrease) in deferred revenue	—	457	—	—	457

Net cash provided by operating activities	1,070	2,998	510	(21)	4,557

Cash flow from investing activities:
Capital expenditures	—	(6,543)	(162)	—	(6,706)
Proceeds from the sale of property and equipment	—	521	38	—	559

Net cash used in investing activities	—	(6,022)	(124)	—	(6,147)

Cash flow from financing activities:
Repayment of debt and capital lease obligations	—	(1,239)	(14)	—	(1,253)
Distributions to minority shareholders	—	—	(361)	—	(361)
Cash paid for debt modification costs	(1,440)	—	—	—	(1,440)
Issuance of common stock	391	—	—	—	391

Net cash used in financing activities	(1,049)	(1,239)	(375)	—	(2,663)

Effect of currency exchange rate changes on cash	(21)	—	(21)	21	(21)

Decrease in cash	—	(4,263)	(10)	—	(4,274)

Cash, beginning of period	—	9,424	1,253	—	10,677

Cash, end of period	$—	$5,161	$1,243	$—	$6,403

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

(5)	Redeemable Nonconvertible Participating Preferred Stock

The Company’s restated certificate of incorporation includes authorization to issue 2,000,000 shares of the Company’s $.01 par value preferred stock. The preferred stock may be issued in one or more series as determined by the Company’s Board of Directors.

Series B Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2002 Amended Credit Facility, the Company issued 211,549 shares of its Series B Redeemable Nonconvertible Participating Preferred Stock (the “Series B Shares”) to the lenders in the credit facility. The Series B Shares are not convertible by the holder but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series B shares by issuance of 2,115,490 common shares, which was equivalent to 10% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series B Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion, the Company intends to seek stockholder approval to amend its certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2004, the Company will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series B Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series B Shares would otherwise have been convertible or (ii) $15.0 million depending on whether such sale or liquidation event occurs prior to December 31, 2004. At the election of the holder, the Series B Shares carry voting rights as if such shares were converted into common shares. The Series B Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series B shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series B shares been converted to common stock. The Series B shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series B Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series B Shares at their estimated fair value at the date of issuance ($4.2 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series B Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). As discussed in Note 2, it is unlikely the Company will generate sufficient cash flow from operations to satisfy the redemption of the Series B Shares with cash. Additionally, the original value of the Series B Shares is being accreted to its redemption value through December 31, 2004 with an offsetting charge to additional paid-in capital. Such accretion totaled $1.2 million for the three months ended March 31, 2004 and 2003, respectively. Accretion of the Series B shares totaled $3.6 million and $2.4 million for the nine-months ended March 31, 2004 and 2003, respectively.

Series C Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2003 Second Amended and Restated Credit Facility, the Company issued 283,979 shares of its Series C redeemable nonconvertible participating preferred stock (the

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

“Series C Shares”) to certain of the lenders in the credit facility. The Series C Shares are not convertible by the holder but the Company may elect (subject to approval by the Company’s shareholders of an increase in the number of authorized common shares discussed below) to settle the Series C Shares by issuance of 2,839,787 common shares, which was equivalent to 11% of the Company’s common shares then outstanding on a diluted basis, as defined. The conversion ratio is subject to adjustment if the Company issues common stock or securities convertible into the Company’s common stock for consideration less than the fair market value of such securities at the time of such transaction. Conversion of the Series C Shares occurs upon notice from the Company; however, because a sufficient number of common shares are not currently available to permit conversion as discussed below, the Company is currently seeking stockholder approval to amend its restated certificate of incorporation to authorize additional common shares. Should the Company’s stockholders fail to approve such a proposal by December 31, 2006, the Company will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible. In addition, should the Company’s stockholders fail to approve such a proposal, the Series C Shares enjoy a preference upon a sale of the Company, a sale of its assets and in certain other circumstances; this preference equals the greater of (i) the value of the common shares into which the Series C Shares would otherwise have been convertible or (ii) $13.8 million or $16.5 million depending on whether such sale or liquidation event occurs between January 31, 2004 and December 31, 2004 or after December 31, 2004, respectively. At the election of the holder, the Series C Shares carry voting rights as if such shares were converted into common shares. The Series C Shares are not entitled to a dividend except if declared by the Board. In the event a dividend is declared on the Company’s common stock, the holders of the Series C shares shall be entitled to receive at least the equivalent amount of dividends they would have received had their Series C shares been converted to common stock. The Series C shares (and the common shares issueable upon conversion) are entitled to certain registration rights. The terms of the Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

The Company recorded the Series C Shares at their estimated fair value at the date of issuance ($3.4 million) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. As the Company may be required to redeem the Series C Shares for cash as outlined above, such shares have been classified outside of stockholders’ equity (deficit). As discussed in Note 2, it is unlikely the Company will generate sufficient cash flow from operations to satisfy the redemption of the Series B Shares with cash. Additionally, the original value of the Series C Shares will be accreted to its redemption value through December 31, 2006 with an offsetting charge to additional paid-in capital. Such accretion totaled $0.5 million and $1.0 million for three and nine-months ended March 31, 2004, respectively.

On May 10, 2004, the Company filed a definitive proxy statement that among other things, included a proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized common shares from 23 million to 40 million. If the proposal is approved, the Company intends to issue approximately 5 million of those authorized shares to our credit facility lenders in exchange for their Series B and Series C Shares.

(6)	Discontinued Operations

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

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

Medical transportation and related service revenue relating to the Company’s Latin American operations totaled $2.1 million for the nine months ended March 31, 2003. Fire and other revenue for these operations totaled $0.3 million for the nine months ended March 31, 2003. The Company’s Latin American operations generated a loss of $156,000 for the nine months ended March 31, 2003. The results of operations of the Company’s former Latin American operations have been classified as discontinued operations in the accompanying consolidated statement of operations for the nine months ended March 31, 2003.

In addition to the disposal of the Company’s Latin American operations discussed above, during the first three quarters of fiscal 2004, the Company ceased operating in certain of its medical transportation and related service areas and certain of its fire and other areas. The results of those service areas have been included in discontinued operations for the three and nine-months ended March 31, 2004 and 2003. Net revenue for the medical transportation and related service areas totaled $0.5 million and $5.5 million for the three-months ended March 31, 2004 and 2003, respectively. The medical transportation and related service areas generated net income of approximately $35,000 and $0.4 million in the three-months ended March 31, 2004 and 2003, respectively. Net revenue for the medical transportation and related service areas totaled $6.8 million and $18.4 million for the nine-months ended March 31, 2004 and 2003, respectively. The medical transportation and related service areas generated a loss of $0.6 million in the nine-months ended March 31, 2004 and net income of $2.1 million in the nine-months ended March 31, 2003.

Net revenue for the fire and other service area totaled $0.1 million and $0.8 million for the three-months ended March 31, 2004 and 2003, respectively. This service area generated a loss of approximately $49,000 in the three-months ended March 31, 2004 and net income of $0.1 million in the three-months ended March 31, 2003. Net revenue for the fire and other service area totaled $1.5 million and $2.6 million for the nine-months ended March 31, 2004 and 2003, respectively. This service area generated net income of $0.4 and $0.6 million in the nine-months ended March 31, 2004 and 2003, respectively.

(7)	Restructuring Charge and Other

During fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges and other related charges totaling $9.1 million. The remaining restructuring reserve decreased from $0.6 million at June 30, 2003 to $0.4 million at March 31, 2004 as a result of lease payments. Such payments will be made through December 2006.

(8)	Net Income (Loss) Per Share

The Company calculates income (loss) per share using the two-class method. Under the two-class method, net income or loss for the period is allocated between common stock and the Company’s Series B and Series C Shares on the basis of the weighted average number of common shares and common share equivalents outstanding during the period. The per share amounts are also impacted by the accretion of the Series B and Series C Shares to their respective redemption values as described in Note 5. Upon approval of the stockholders of an increase in authorized common shares and notice from the Company that results in the settlement of the Series B and Series C Shares in exchange for a total of 4,955,277 common shares as described in Note 5, accretion will cease and use of the two-class method will no longer be required. Should the Company settle the Series B and Series C Shares with common stock, it will need to include a charge or credit to income applicable to common stock in the period of settlement for the difference between the carrying value of the Series B and Series C Shares and the fair value of the

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

common shares issued in settlement. See Note 10 related to Emerging Issues Task Force (“EITF”) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three and nine-months ended March 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
		(As Restated*)		(As Restated*)

Income (loss) from continuing operations	$2,180	$(11)	$5,104	$(1,976)
Less: (Income) loss from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	(500)	43	(905)	265
Less: Accretion of redeemable nonconvertible participating preferred stock	(1,706)	(1,202)	(4,613)	(2,403)

Loss from continuing operations applicable to common stock	$(26)	$(1,170)	$(414)	$(4,114)

Average number of shares outstanding - Basic	16,750	16,163	16,557	16,100
Add: Incremental shares for dilutive effect of stock options	—	—	—	—

Average number of shares outstanding - Diluted	16,750	16,163	16,557	16,100

Basic loss from continuing operations applicable to common stock per share	$(0.00)	$(0.07)	$(0.03)	$(0.26)

Diluted loss from continuing operations applicable to common stock per share	$(0.00)	$(0.07)	$(0.03)	$(0.26)

*	Refer to Note 1, Restatement and Reclassification of Quarterly Financial Statements

As a result of anti-dilutive effects, approximately 1.0 million and 1.1 million option shares for the three-months ended March 31, 2004 and 2003, respectively, and 1.0 million and 1.6 million option shares for the nine-months ended March 31, 2004 and 2003, respectively, which had exercise prices below the average market prices during the respective periods, were not included in the computation of diluted loss per share. Stock options with exercise prices above the average market prices during the respective periods have also been excluded from the calculation of diluted loss per share. Such options totaled 4.4 million and 5.2 million for the three-months ended March 31, 2004 and 2003, respectively. Such options totaled 4.5 million and 4.6 million for the nine-months ended March 31, 2004 and 2003, respectively.

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

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

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

	Medical Transportation and Related Services	Fire and Other	Total
THREE MONTHS ENDED MARCH 31, 2004
Net revenues	$117,787	$18,968	$136,755
Segment profit	15,354	2,373	17,727
Segment assets	66,108	1,192	67,300

THREE MONTHS ENDED MARCH 31, 2003
Net revenues	$105,652	$18,044	$123,696
Segment profit	12,918	1,843	14,761
Segment assets	60,941	910	61,851

NINE MONTHS ENDED MARCH 31, 2004
Net revenues	$343,778	$57,215	$400,993
Segment profit	44,328	7,265	51,593
Segment assets	66,108	1,192	67,300

NINE MONTHS ENDED MARCH 31, 2003
Net revenue	$311,632	$56,415	$368,048
Segment profit	35,440	5,893	41,333
Segment assets	60,941	910	61,851

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

A reconciliation of segment profit to income from continuing operations before interest, income taxes, depreciation and amortization and minority interest is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Segment profit	$17,727	$14,761	$51,593	$41,333
Unallocated corporate overhead	(5,457)	(3,812)	(14,889)	(11,095)
Depreciation and amortization	(3,179)	(3,197)	(8,874)	(9,671)
Interest expense	(6,898)	(7,211)	(22,106)	(20,452)
Interest income	16	32	67	81

Income from continuing operations before interest, income taxes, depreciation and amortization and minority interest	$2,209	$573	$5,791	$196

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of March 31,
	2004	2003
Segment assets	$67,300	$61,851
Cash	9,253	6,403
Inventories	11,283	11,849
Prepaid expenses and other	5,750	5,186
Property and equipment, net	40,564	44,328
Goodwill	41,167	41,167
Insurance deposits	8,299	9,144
Other assets	13,720	12,092

	$197,336	$192,020

(10)	Recently Issued Accounting Pronouncements

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

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

On November 7, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite lived subsidiaries, but retained the related disclosure provisions. The settlement value of the Company’s mandatorily redeemable minority interest in SDMSE is estimated to be $2.4 million at March 31, 2004. This represents the estimated amount of cash that would be due and payable to settle the minority interest assuming an orderly liquidation of SDMSE on March 31, 2004, net of estimated liquidation costs. The corresponding carrying value of the minority interest in SDMSE at March 31, 2004 is $2.4 million, and is included in the balance sheet caption ‘Minority interest’.

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

In March 2004, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (EITF 03-6). Under this guidance, which is effective for periods beginning after March 31, 2004, losses for a given period will not be allocated to participating securities unless the holder of such securities has a contractual obligation to fund losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred. As a result of the EITF 03-6 guidance, the Company will no longer allocate losses in any given interim or annual period to its Series B and Series C redeemable nonconvertible participating preferred stock for purposes of calculating earnings per share as the holders of such shares are neither required to fund its losses nor will the redemption amounts of such shares be reduced as a result of losses incurred by the Company. The Company is currently evaluating the impact of EITF 03-6 on its financial statements, including those of prior periods, which will require restatement in the period in which the EITF 03-6 guidance becomes effective.

(11)	Commitments and Contingencies

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

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

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

In addition to the above, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Included in this legislation was a provision for additional reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the phase-in of the national ambulance fee schedule, which will be phased in from July 2004 through December 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide surety bonds or other assurance of financial or operating performance. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has a portfolio of surety bonds that is renewed annually. The Company had $9.5 million of surety bonds outstanding as of March 31, 2004.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with partnership agreements, certificates of incorporation, by laws, articles of association, operating agreements or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance, which should enable it to recover a portion of any future amounts paid.

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

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

On March 5, 1999, we made a voluntary disclosure to the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by Rural/Metro and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices we self-disclosed to the OIG several months earlier. On April 6, 2004 we received notice of the lawsuit from the government and that it had elected to intervene in one count concerning the issue we self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Accrued liabilities at March 31, 2004, includes a $0.8 million reserve for this matter. An unfavorable resolution of this lawsuit could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Legion Insurance Company and Reliance Insurance Company

With regard to certain issues relating to the liquidation of Legion Insurance Company (Legion) and Reliance Insurance Company (Reliance) that are being litigated before the Commonwealth Court of Pennsylvania, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

Rural/Metro Corporation

Notes to Consolidated Financial Statements—(continued)

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

The Company is subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. These reviews cover periods prior to the Company’s acquisition of certain operations as well as periods subsequent to acquisition. Management believes that reserves established for specific contingencies are sufficient so that the ultimate outcome of these matters would not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Dating back to May 22, 2003, the Company has had periodic correspondence with The Nasdaq Stock Market (“Nasdaq”) regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. Most recently, on April 29, 2004, we were notified that Nasdaq determined to continue the listing of our common stock pursuant to a listing exception. We are required to demonstrate a market value of listed securities of at least $35,000,000 by June 30, 2004, and to maintain such value for 10 consecutive business days. The continued listing exception granted by Nasdaq on April 29, 2004 requires us to provide Nasdaq with a copy of our definitive proxy statement for the 2003 annual stockholder meeting by May 20, 2004. Similarly, the exception requires us to provide a definitive proxy statement relating to any applicable restricted stock program by June 18, 2004. Effective with the opening of business on Monday, May 3, 2004, our trading symbol changed from RURL to RURLC. For further discussion see Management Discussion and Analysis of Financial Condition and Results of Operations.

The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements described in the first paragraph of “Part I. Financial Information.” We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

(12)	Subsequent Event

In addition to the operations classified as discontinued operations in the first three quarters of fiscal 2004, we have exited a non-core service area by selling our medical answering business in New York. This business unit was sold in the fourth quarter of fiscal 2004 and is included in the fire and other service area. The Company recorded a gain of approximately $0.1 million on the sale which will be included in discontinued operations in the fourth quarter of fiscal 2004.

This service area generated net revenues of approximately $0.2 million and $0.2 million for the three-months ended March 31, 2004 and 2003, respectively. This service generated income of approximately $13,000 and $1,000 for the three-months ended March 31, 2004 and 2003, respectively. This service area generated net revenues of approximately $0.7 million and $0.4 million for the nine-months ended March 31, 2004 and 2003, respectively. This service generated income of approximately $47,000 and $32,000 for the nine-months ended March 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Results

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used under the securities laws. We caution readers that such “forward-looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results, potential settlement of our preferred shares and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting our best judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward looking-statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

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

Executive Summary

The results of our fiscal 2004 third quarter reflected our continued focus on growing and strengthening our base of core operations throughout the country. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, sought targeted new-contract opportunities, and continued to implement new programs designed to improve billing efficiencies.

In evaluating our business, we monitor a number of key operating and financial statistics. They include average patient charge, average daily deposits, days sales outstanding, and transport volume, among others. The results and trends indicated by these statistics provide us with important data that we use to analyze our performance and guide the business going forward.

An important component of our strategic plan is to reduce bad debt expense through billing-oriented initiatives. We have assembled a team of internal billing and collections specialists to address this important issue. This team has focused on several initiatives including maximizing electronic submissions, providing web-based payment alternatives, and expanding demographic data sources. The efforts were ongoing throughout the quarter. Contract activities during the quarter included the award of long-term, exclusive medical transportation renewal contracts in two Arizona communities and one aircraft rescue and fire fighting (ARFF) renewal contract at a municipal airport in North Dakota. The medical transportation contract renewals were awarded for continuing service to the Town of Gilbert, Arizona, and the City of Apache Junction, Arizona. Each contained terms of up to nine years. The ARFF contract provided for a two-year renewal to continue providing airport fire and safety services to the Bismarck Municipal Airport in North Dakota.

Industry trends for the medical transportation segment of our business remained consistent during the quarter, with one notable development stemming from Congressional passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Included in this legislation was a provision for additional reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the phase-in of the national ambulance fee schedule, which will phase in from July 2004 through December 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Introduction

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (emergency ambulance services) and non-emergency transport requests (general transport services) to patients on both a fee-for-service and nonrefundable subscription fee basis. Transport revenue depends on various factors, including the mix of rates within existing markets and the mix of activity between emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided either under contracts with municipalities, fire districts or other agencies or on a nonrefundable subscription fee basis to individual homeowners or commercial property owners.

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

Restatement of Quarterly Financial Statements

See Note 1 to our consolidated financial statements included above for a discussion of the restatement of our financial statements for the three and nine-months ended March 31, 2003.

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

Medical Transportation and Revenue Recognition — Ambulance and alternative medical transportation fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid, and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of ambulance and alternative transportation service fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance and alternative transportation service fees expected to be collected and record a provision for discounts and uncollectible accounts. The portion of the provision allocated to discounts applicable to Medicare, Medicaid and other third-party payers is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross ambulance and alternative transportation service fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers, which are reflected as a reduction of medical transportation revenue, totaled $47.3 million and $41.1 million for the three-months ended March 31, 2004 and 2003, respectively, and $135.6 million, and $117.3 million for the nine months ended March 31, 2004 and 2003, respectively.

The provisions for Medicare, Medicaid and other third-party payer discounts as a percentage of gross ambulance and alternative transportation service fees were as follows:

	Three - Months Ended March 31,		Nine - Months Ended March 31,
	2004	2003	2004	2003
Medicare	14.8%	13.4%	14.5%	12.2%
Medicaid	8.9%	7.6%	8.6%	8.1%
Other third-party	6.0%	7.8%	6.5%	7.9%

Total discounts	29.7%	28.7%	29.6%	28.2%

Based on the allocation of provisions between discounts and doubtful accounts, an increase/decrease of 1% in our estimated collection experience would result in an increase/decrease in net revenue of $1.0 million and $0.9 million for the three-months ended March 31, 2004 and 2003, respectively, and $3.0 million and $2.7 million for the nine-months ended March 31, 2004 and 2003, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue —Ambulance and alternative medical transportation fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to gross ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue totaled $23.6 million and $20.4 million for the three-months ended March 31, 2004 and 2003, respectively, and $67.5 million and $63.1 million for the nine months ended March 31, 2004 and 2003, respectively.

As discussed above, the provision for doubtful accounts as a percentage of gross ambulance and alternative transportation service fees were as follows:

	Three - Months Ended March 31,		Nine - Months Ended March 31,
	2004	2003	2004	2003
Doubtful accounts	15.2%	14.5%	14.9%	15.2%

Based on the allocation of provisions between discounts and doubtful accounts, an increase/decrease of 1% in our estimated collection experience would result in an increase/decrease in the provision for doubtful accounts of $0.5 million and $0.5 million for the three-months ended March 31, 2004 and 2003, respectively, and $1.5 million and $1.4 million for the nine-months ended March 31, 2004 and 2003, respectively.

Workers’ Compensation Reserves — Beginning May 1, 2002, we began purchasing corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be adjusted upward or downward at certain intervals based upon a retrospective review of incurred losses. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Each of these annual policies covers all workers’ compensation claims made by employees of our domestic subsidiaries. A premium payroll audit of the policy year that began May 1, 2002 resulted in a refund of premiums of approximately $1.2 million. We do not currently expect any adverse findings on any subsequent policy year reviews.

Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claims relating to these policy years remain outstanding. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $9.2 million and $11.3 million at March 31, 2004 and June 30, 2003, respectively.

General Liability Reserves — We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $16.3 million and $13.9 million at March 31, 2004 and June 30, 2003, respectively.

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

Contractual Obligations and Other Commitments

We have certain cash contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition, we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2003:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Credit facility	$152,555	$0	$0	$152,555	$0
Senior Notes	150,000			150,000
Capital leases and note payable	4,368	1,329	2,901	50	88
Operating leases	35,344	7,760	12,084	6,667	8,833

Total contractual cash obligations	$342,267	$9,089	$14,985	$309,272	$8,921

Other Commitments	Amount of Commitment Expiration By Period
Standby letters of credit	$3,500	$3,500	$0	$0	$0

Surety bonds	$10,136	$10,129	$7	$0	$0

Preferred stock redemption	$25,000	$0	$15,000	$10,000	$0

			(1)	(2)

(1)	Under the terms of the 2002 Amended Credit Facility, should we be unable to convert the Series B Shares to common stock by December 31, 2004, we will be required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible.
(2)	Under the terms of the 2002 Second Amended and Restated Credit Facility, should we be unable to convert the Series C Share to common stock by December 31, 2004, we will be required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth a comparison of certain items from our statements of operations for the three-months ended March 31, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item. Additionally, a comparison of transport activity from continuing operations has been presented for the three months ended March 31, 2004 and 2003.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2004 and 2003

(In thousands)

	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$136,755	100.0%	$123,696	100.0%	$13,059	10.6%

Operating expenses:
Payroll and employee benefits	71,178	52.0%	67,508	54.6%	3,670	5.4%
Provision for doubtful accounts	23,533	17.2%	19,245	15.6%	4,288	22.3%
Depreciation and amortization	3,179	2.3%	3,197	2.6%	(18)	-0.6%
Other operating expenses	29,774	21.8%	25,994	21.0%	3,780	14.5%

Total operating expenses	127,664	93.4%	115,944	93.7%	11,720	10.1%

Operating income	9,091	6.6%	7,752	6.3%	1,339	17.3%
Interest expense	(6,898)	-5.0%	(7,211)	-5.8%	313	-4.3%
Interest income	16	0.0%	32	0.0%	(16)	-50.0%

Income from continuing operations before income taxes and minority interest	2,209	1.6%	573	0.5%	1,636
Income tax provision	(94)	-0.1%	(66)	-0.1%	(28)
Minority interest	65	0.0%	(518)	-0.4%	583

Income (loss) from continuing operations	2,180	1.6%	(11)	0.0%	2,191
Income (loss) from discontinued operations	(13)	0.0%	546	0.4%	(559)

Net income	$2,167	1.6%	$535	0.4%	1,632

Results of Operations – For the three-months ended March 31, 2004, the Company’s income from continuing operations was $2.2 million or $0.00 per diluted share applicable to common stockholders, compared to net income from continuing operations of $0.6 million or a loss of $0.07 per diluted share applicable to common stockholders for the three-months ended March 31, 2003. The net loss per share is a result of the application of the two-class method as well as the accretion related to the Series B and C Shares. These overall results reflect the Company’s continued focus on growth, billing and collections and operational efficiencies as discussed below.

The increase in net revenues of $13.1 million is primarily the result of an increase in transports and the effect of an increase in rates. The increase in transports is primarily a result of new contracts for EMS services (Doña Ana County, New Mexico; Louden County, Tennessee; and Erath County, Texas); an aging population; an increase in population where we have significant operations; and increased travel between specialized treatment health care facilities. The increase in rate is primarily the result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services and the discontinuance of lower rate contracts.

Total operating expenses increased $11.7 million in the three-months ended March 31, 2004 compared to the same period in 2003, however, as a percentage of net revenue, operating expenses were 0.3 basis points lower for the three-months ended March 31, 2004 compared to the same period in 2003. The increase in operating expenses were primarily a result in higher wages and overtime due to the increase in the number of transports, an increase in the provision for doubtful accounts as a result of higher net revenue, and an increase in general liability insurance expense as a result of higher insurance premiums.

A comparison of net revenue by segment is included in the table below.

	Three Months Ended March 31,		$ Change	% Change
	2004	2003
Medical transportation and related services	$117,787	$105,652	$12,135	11.5%
Fire and other	18,968	18,044	924	5.1%

Total net revenue	$136,755	$123,696	$13,059	10.6%

Net Revenue

Medical Transportation and Related Services — Medical transportation and related service revenue increased $12.1 million, or 11.5%, from $105.7 million for the three-months ended March 31, 2003 to $117.8 million for the three months ended March 31, 2004. This increase is primarily comprised of a $9.7 million increase in same service area revenue attributable to an increase in transports and an increase in the average patient charge. Additionally, there was a $1.9 million increase in revenue related to new contracts.

	Three Months Ended March 31,		Transport Change	% Change
	2004	2003
Transports from continuing operations
Ambulance transports	284,847	267,747	17,100	6.4%
Alternative transportation transports	24,847	23,683	1,164	4.9%

Total transports from continuing operations	309,694	291,430	18,264	6.3%

Transports in areas that we served in both the three months ended March 31, 2004 and 2003 increased by approximately 13,900 transports. The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, there was an increase of approximately 4,400 transports related to new contracts. The net/net average patient charge (defined as gross ambulance transportation service fees revenue less provisions for Medicare, Medicaid, and other third-party payers and doubtful accounts divided by ambulance transports) for ambulance transports made in the three-months ended March 31, 2004 was $311 compared to $298 for the three-months ended March 31, 2003. The increase in average patient charge for ambulance transports is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services and the discontinuance of lower rate contracts.

Fire and Other — Fire and other revenue increased $1.0 million, or 5.6%, from $18.0 million for the three-months ended March 31, 2003 to $19.0 million for the three months ended March 31, 2004. The increase is primarily due to an increase in fire subscription revenue of $0.8 million primarily as a result of an increase in subscription rates.

Operating Expenses

Payroll and Employee Benefits —The increase in payroll and employee benefits is primarily related to an increase in transports, which resulted in an increase in regular, overtime and training wages of $3.6 million. Payroll and employee benefits as a percentage of net revenue, was 52.0% for the three months ended March 31, 2004 a decrease of 260 basis points compared to the same period in 2003. The decrease in the percentage of payroll and employee benefits to net revenue is primarily due to the operational efficiencies which resulted in less overtime and regular pay to service the increase in net revenue.

Provision for Doubtful Accounts —The increase in the provision for doubtful accounts is primarily related to the increase in medical transportation and related service revenue.

The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service revenue was 22.0% and 20.5% for the three-months ended March 31, 2004 and 2003, respectively. The increase in the provision for doubtful accounts as a percentage of ambulance and alternative transportation service revenue relates to the changes in the mix of the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts and an increase in medical transportation and related service revenue. Provisions for Medicare, Medicaid and other third party payer discounts combined with provisions for doubtful accounts represented 45.7% (including 15.3% for doubtful accounts) of gross ambulance and alternative transportation service fees for the three months ended March 31, 2004 as compared to 43.7% (including 14.5% for doubtful accounts) for the three months ended March 31, 2003. The increase of 200 basis points is primarily a result of an overall increase in rates, some of which we are unable to collect from our customers.

Other Operating Expenses — Other operating expenses increased $3.8 million or 14.5% from $26.0 million to $29.8 million and consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $1.4 million due to increased premium rates in the new policy year, an increase in vehicle expense of $0.5 million as a result of an aging fleet of ambulances as well as general increased in other operating expense categories.

Interest Expense — The balance on our credit facility was $152.6 million at March 31, 2004 as compared to $152.4 million at March 31, 2003. The average rate charged on the credit facility was 8.22% for the three months ended March 31, 2004 compared to 8.40% for the three months ended March 31, 2003. The change in interest rate accounts for a decrease of approximately $0.3 million in interest expense. Amortization of deferred financing costs totaled $0.7 million for the three-months ended March 31, 2004 and 2003, respectively. Amortization of deferred financing costs in the three months ended March 31, 2004 includes amortization of costs incurred relating to the 2002 Amended Credit Facility, 2003 Second Amended and Restated Credit Facility and the Senior Notes. Additionally, upon negotiation of the 2003 Second Amended and Restated Credit Facility, the amortization period of the costs associated with the 2002 Amended Credit Facility was extended through December 31, 2006. See further discussion of the 2003 Second Amended and Restated Credit Facility in “Liquidity and Capital Resources.”

Discontinued operations - In the first three quarters of fiscal 2004, we ceased operating in certain of our service areas. The results of operations for those service areas have been included in income (loss) from discontinued operations for the three-months ended March 31, 2004 and 2003. Net revenue for the medical transportation and related service areas totaled $0.5 million and $5.5 million for the three-months ended March 31, 2004 and 2003, respectively. These service areas generated net income of approximately $35,000 and $0.4 million in the three-months ended March 31, 2004 and 2003, respectively.

Net revenue for fire and other service areas totaled approximately $0.1 million and $0.8 million for the three-months ended March 31, 2004 and 2003, respectively. This service area generated a loss of approximately $49,000 in the three-months ended March 31, 2004 and net income of approximately $0.1 million in the three-months ended March 31, 2003.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

The following table sets forth a comparison of certain items from our statements of operations for the nine-months ended March 31, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item. Additionally, a comparison of transport activity from continuing operations has been presented for the nine-months ended March 31, 2004 and 2003.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Months Ended March 31, 2004 and 2003

(In thousands)

	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$400,993	100.0%	$368,048	100.0%	$32,945	9.0%

Operating expenses:
Payroll and employee benefits	211,217	52.7%	201,853	54.8%	9,364	4.6%
Provision for doubtful accounts	66,142	16.5%	59,030	16.0%	7,112	12.0%
Depreciation and amortization	8,874	2.2%	9,671	2.6%	(797)	-8.2%
Other operating expenses	86,930	21.7%	78,348	21.3%	8,582	11.0%
Restructuring and other	—	0.0%	(1,421)	-0.4%	1,421	-100.0%

Total operating expenses	373,163	93.1%	347,481	94.4%	25,682	7.4%

Operating income	27,830	6.9%	20,567	5.6%	7,263	35.3%
Interest expense	(22,106)	-5.5%	(20,452)	-5.6%	(1,654)	8.1%
Interest income	67	0.0%	81	0.0%	(14)	-17.3%

Income from continuing operations before income taxes and minority interest	5,791	1.4%	196	0.1%	5,595
Income tax provision	(289)	-0.1%	(176)	0.0%	(113)
Minority interest	(398)	-0.1%	(1,996)	-0.5%	1,598

Income (loss) from continuing operations	5,104	1.2%	(1,976)	-0.5%	7,080
Income (loss) from discontinued operations	(156)	0.0%	15,012	4.1%	(15,168)

Net income	$4,948	1.2%	$13,036	3.6%	(8,088)

Results of Operations – For the nine-months ended March 31, 2004, the Company’s income from continuing operations was $5.1 million or a loss of $0.03 per diluted share applicable to common stockholders, compared to a loss from continuing operations of $2.0 million or $0.26 per diluted per share applicable to common stockholders for the nine-months ended March 31, 2003. The net loss per share is a result of the application of the two-class method as well as the accretion related to the Series B and C Shares. These overall results reflect the Company’s continued focus on growth, billing and collections and operational efficiencies as discussed below.

The increase in net revenues of $32.9 million is primarily the result of an increase in transports and the effect of an increase in rates. The increase in transports is primarily a result of new contracts for EMS services (Doña Ana County, New Mexico; Louden County, Tennessee; and Erath County, Texas); an aging population; an increase in population density where we have significant operations; and increased travel between specialized treatment health care facilities. The increase in rate is primarily the result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services and the discontinuance of lower rate contracts.

Total operating expenses increased $25.7 million in the nine-months ended March 31, 2004 compared to the same period in 2003, however, as a percentage of net revenue, operating expenses were 1.3 basis points lower for the nine-months ended March 31, 2004 compared to the same period in 2003. The decrease in operating expenses as a percentage of net revenue is primarily a result of a decrease of 2.1% in payroll and employee benefits as a percentage of net revenue for the nine-months ended March 31, 2004 compared to the same period in 2003. This decrease in percentage of payroll and employee benefits to net revenue is primarily a result of an increase in operational efficiencies, which resulted in less overtime and regular pay to service the increase in net revenue.

A comparison of net revenue by segment is included in the table below.

	Nine Months Ended March 31,		$ Change	% Change
	2004	2003
Medical transportation and related services	$343,778	$311,632	$32,145	10.3%
Fire and other	57,215	56,415	800	1.4%

Total net revenue	$400,993	$368,048	$32,945	9.0%

Net Revenue

Medical Transportation and Related Services — Medical transportation and related service revenue increased $32.2 million, or 10.3%, from $311.6 million for the nine-months ended March 31, 2003 to $343.8 million for the nine-months ended March 31, 2004. This increase is primarily comprised of a $27.7 million increase in same service area revenue attributable to an increase in transports and an increase in the average patient charge. Additionally, there was a $5.5 million increase in revenue related to new contracts offset by a $1.1 million decrease related to service areas that were closed in fiscal 2003.

	Nine Months Ended March 31,		Transport Change	% Change
	2004	2003
Transports from continuing operations
Ambulance transports	841,135	798,306	42,829	5.4%
Alternative transportation transports	75,109	73,858	1,251	1.7%

Total transports from continuing operations	916,244	872,164	44,080	5.1%

Transports in areas that we served in both the nine-months ended March 31, 2004 and 2003 increased by approximately 32,800 transports. The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally there was an increase of approximately 13,000 transports related to new contracts as well as a decrease of 1,700 transports in a service area closed in fiscal 2003. The net/net average patient charge for ambulance transports made in the nine-months ended March 31, 2004 was $309 compared to $291 for the nine months ended March 31, 2003. The increase in average patient charge for ambulance transports is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services and the discontinuance of lower rate contracts.

Fire and Other — Fire and other revenue increased $0.8 million, or 1.4%, from $56.4 million for the nine-months ended March 31, 2003 to $57.2 million for the nine-months ended March 31, 2004. The increase is primarily due to an increase in fire subscription revenue of $3.0 million as a result of an increase in rates. Forestry and fire fee revenue totaled $2.4 million for the nine-months ended March 31, 2003 as compared to $1.2 million for the nine-months ended March 31, 2004 with the decrease primarily related to the particularly active wildfire season in fiscal 2003 compared to fiscal 2004.

Operating Expenses

Payroll and Employee Benefits —The increase in payroll and employee benefits is primarily related to an increase in transports, which resulted in an increase in regular, overtime and training wages of $7.4 million and other miscellaneous increases, offset by a $1.2 million refund received for premiums paid on a prior year workers compensation policy. Payroll and employee benefits as a percentage of net revenue was 52.7% for the nine months ended March 31, 2004 compared to 54.8% for the nine months ended March 31, 2003. The decrease in the percentage of payroll and employee benefits to net revenue is primarily a result of the $1.2 million refund as noted above and an increase in operational efficiencies, which resulted in less overtime and regular pay to service the increase in net revenues.

Provision for Doubtful Accounts —The increase in the provision for doubtful accounts is related to the increase in medical transportation and related service revenue.

The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service revenue was 21.3% for the nine months ended March 31, 2004 and 21.4% for the nine months ended March 31, 2004. Provisions for Medicare, Medicaid and other third party payer discounts combined with provisions for doubtful accounts represented 44.8% (including 14.9% for doubtful accounts) of gross ambulance and alternative transportation transport revenue for the nine months ended March 31, 2004 as compared to 43.7% (including 15.4% for doubtful accounts) for the nine months ended March 31, 2003. The increase of 110 basis points is primarily a result of an overall increase in rates, some of which we are unable to collect from our customers.

Other Operating Expenses — Other operating expenses increased $8.6 million or 11.0% from $78.3 million to $86.9 million and consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel, and professional fees. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $4.3 million due to increased premium rates in the new policy year, an increase in vehicle expense of $1.7 million due to an aging fleet of ambulances, as well as general increases in other operating expense categories.

Restructuring charge and other – Fiscal 2003 includes the reversal of restructuring charges of $1.4 million originally recorded in fiscal 2001. The restructuring charge recorded in fiscal 2001 included $1.5 million for severance, lease termination and other costs relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. The operating environment in this service area improved, and in November 2002 we were awarded a new multi-year contract. As a result, the remaining reserve, related to this service area, of $1.3 million was released to income during fiscal 2003. In addition to this reversal, several other individually insignificant adjustments were made to prior restructuring charges in fiscal 2003.

Interest Expense — The balance on our credit facility was $152.6 million at March 31, 2004 as compared to $152.4 million at March 31, 2003. The average rate charged on the credit facility, including additional amounts accrued due to noncompliance with covenants, was 9.03% for the nine-months ended March 31, 2004 compared to 7.89% for the nine-months ended March 31, 2003. The change in interest rate accounts for an increase of approximately $1.7 million in interest expense. Amortization of deferred financing costs totaled $2.1 million for the nine-months ended March 31, 2004 as compared to $1.6 million for the nine-months ended March 31, 2003. Amortization of deferred financing costs in the nine months ended March 31, 2004 includes amortization of costs incurred relating to the 2002 Amended Credit Facility, 2003 Second Amended and Restated Credit Facility and the Senior Notes. Additionally, upon negotiation of the 2003 Second Amended and Restated Credit Facility, the amortization period of the costs associated with the 2002 Amended Credit Facility was extended through December 31, 2006. See further discussion of the 2003 Second Amended and Restated Credit Facility in “Liquidity and Capital Resources.”

Income (loss) from discontinued operations – Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, primarily Argentina, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operation’s net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million for the nine months ended March 31, 2003. The gain includes the assumption by the buyer of net liabilities of $3.3 million (including, among other things, accounts receivable of $0.6 million and accrued liabilities of $4.8 million) as well as the recognition of related cumulative translation adjustments of $10.1 million.

Medical transportation and related service revenue relating to our Latin American operations totaled $2.1 million for the nine-months ended March 31, 2003. Fire and other revenue for these operations totaled $0.3 million for the nine-months ended March 31, 2003. Our Latin American operations generated a loss of $156,000 for the nine-months ended March 31, 2003.

In addition to the disposal of our Latin American operations discussed above, in the first three quarters of fiscal 2004, we ceased operating in certain of our service areas. The results of these service areas for the nine months ended March 31, 2004 and 2003 are included in income (loss) from discontinued operations. Net revenue for the medical transportation and related service areas totaled approximately $6.8 million and $18.4 million for the nine-months ended March 31, 2004 and 2003, respectively. These service areas generated a loss of approximately $0.6 million in the nine months ended March 31, 2004 and net income of approximately $2.1 million in the nine months ended March 31, 2003.

Net revenue for the fire and other service areas totaled approximately $1.5 million and $2.6 million for the nine-months ended March 31, 2004 and 2003, respectively. This service area generated net income of approximately $0.4 million and $0.6 million in the nine-months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operations as well as existing cash balances. At March 31, 2004, we had cash of $9.3 million. Our liquidity needs are primarily to service our long-term debt and fund our working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we do not settle the Series B and Series C redeemable nonconvertible participating preferred stock by the issuance of common stock, it is unlikely that we will possess the capital resources to fund the redemption obligations associated with the Series B and Series C Shares. Should we fail to redeem the Series B redeemable nonconvertible participating preferred stock at December 31, 2004, the holders of the Series B redeemable nonconvertible participating preferred stock may have a claim against us under the certificate of designation of the Series B preferred stock. In addition, the failure to redeem the Series B and Series C redeemable nonconvertible participating preferred stock by December 31, 2006, will result in an event of default under our credit agreement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Second Amended and Restated Credit Facility that will be due on December 31, 2006. Additionally, if we are unable to settle the Series B and Series C Shares by the issuance of common stock, we do not believe that we will have sufficient cash available to redeem the shares. Consequently we would seek to refinance the credit facility and redeem the Series B and Series C Shares, if necessary, with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We currently do not have a sufficient number of shares of our common stock available with which to raise capital.

In order to improve cash flow from operations to enable us to service our long-term debt, remain in compliance with the various restrictions and covenants in our debt agreements, fund working capital, capital expenditures and business development efforts we plan to target a variety of areas for growth and improvement, including:

•	Organic Growth:

We have targeted select, new 911 ambulance contracts in regions with an aging population and forecasted population growth. We continue to expand into existing local and regional service areas, including focusing on contract renewals, general rate increases, and overall efforts to maximize operational efficiencies.

•	Billing and Collections:

We have implemented new initiatives to enhance our cash flow performance and streamline the ambulance billing process, including the use of software designed to create added controls over the day-to-day flow of claims, placing significant attention on improving the return on difficult-to-collect accounts and a putting a higher priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

•	Operational Efficiencies:

We continue to emphasize the importance of creating operational and administrative efficiencies that will result in cost savings and improved margins.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We currently have no common stock available with which to raise capital.

We believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 31, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Historical

During the three-months ended March 31, 2004, we recorded net income of $2.2 million compared with net income of $0.5 million for the three-months ended March 31, 2003. During the nine-months ended March 31, 2004, we recorded net income of $4.9 million compared with net income of $13.0 million for the nine-months ended March 31, 2003. Net income for the nine-months ended March 31, 2003 included a gain on the disposal of our Latin American operations of $12.5 million and a $1.4 million non-cash reversal of restructuring charges. Cash provided by operating activities totaled $4.8 million for the nine-months ended March 31, 2004 and $4.6 million for the nine-months ended March 31, 2003. At March 31, 2004, we had cash of $9.3 million, total debt of $305.9 million and a stockholders’ deficit of $209.4 million. Our total debt at March 31, 2004 primarily consists of $149.9 million of our 7 7/8% Senior Notes due March 15, 2008, $152.6 million outstanding under our credit facility, and $2.9 million payable to a former joint venture partner.

Throughout the year, we experience periodic significant outflows of cash. These outflows include our $5.9 million, semi-annual interest payments on our Senior Notes (these payments are due March 15 and September 15 through March 2008), as well as interest payments on our credit facility of approximately $1.1 million per month. In addition, annual workers’ compensation and general liability insurance premium deposits are paid in the fourth quarter of the fiscal year. These deposits totaled $5.4 million in fiscal 2003. Historically we have also paid a discretionary employer 401(k) matching contribution and management incentive bonuses, generally in the second quarter of the fiscal year. These payments totaled $3.4 million in the second quarter of fiscal 2004.

The table below summarizes cash flow information for the nine months ended March 31, 2004 and 2003 (in thousands).

	2004	2003
Net cash provided by operating activities	$4,766	$4,557
Net cash used in investing activities	(6,090)	(6,147)
Net cash used in financing activities	(1,984)	(2,663)

Operating activities - Cash provided by operating activities for the nine-months ended March 31, 2004 primarily relates to net income of $4.9 million and depreciation and amortization of $9.4 million offset by the growth in accounts receivables of $6.9 million and a decrease in accrued and other liabilities of $5.4 million. The growth in receivables is primarily related to new service areas and transport growth in the first three quarters of fiscal 2004 as compared to fiscal 2003. The decrease in accrued and other liabilities is related to the timing of payments on several accruals including the usage of general liability and workers compensation claims reserves. The volume of claims being settled has decreased as compared to fiscal 2003.

Cash provided by operating activities for the nine-months ended March 31, 2003 primarily relates to net income of $13.0 million and depreciation and amortization of $10.1 million offset by the gain on disposition of Latin America of $13.7 million and a decrease in accrued and other liabilities of $10.1 million. The decrease in accrued and other liabilities is a result of timing on payments on several accruals where the Company is required to make large upfront deposits on general liability, workers compensation and health insurance reserves.

Accounts receivable, net of the allowance for doubtful accounts, was $67.3 million and $60.4 million as of March 31, 2004 and June 30, 2003, respectively. The increase in net accounts receivable is primarily due to increased volume, rate increases, billings on new contracts and the timing of billings and collections. Days sales outstanding, calculated on a year to date basis was 44 days at both March 31, 2004 and June 30, 2003. The allowance for doubtful accounts increased from approximately $48.4 million at June 30, 2003 to approximately $54.3 million at March 31, 2004, primarily as a result of the increase in accounts receivable.

Average daily cash deposits totaled $1.9 and 1.8 million for the three-months ended March 31, 2004 and 2003, respectively. Average daily cash deposits total $1.8 million for each of the nine-months ended March 31, 2004 and 2003. We experience several variables regarding the timing and amount of cash collected during any period. See further discussion of those variables in “Risk Factors – We depend on reimbursement by third-party payers and individuals.” While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

Investing activities – Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $6.2 million in the nine months ended March 31, 2004 as compared to $6.7 million for the nine months ended March 31, 2003. We expect capital expenditures to total approximately $8.0 million for the fiscal year ending June 30, 2004.

Financing activities – Cash used in financing activities primarily relates to repayments on debt and capital lease obligations as well as cash paid for debt modification costs and distributions to minority shareholders. Cash used in financing activities for the nine months ended March 31, 2004 includes a $1.0 million payment on our credit facility related to asset sale proceeds as required under the 2002 amendment to the credit facility. As the 2003 Second Amended and Restated Credit Facility does not require principal reduction, cash used in financing activities for the remainder of fiscal 2004 is expected to be comprised primarily of repayments on other debt and capital lease obligations.

We had working capital of $10.2 million at March 31, 2004, including cash of $9.3 million compared to working capital of $1.6 million, including cash of $12.6 million at June 30, 2003. The increase in working capital is primarily related to the decrease in accrued expenses offset by the increase in accounts receivable.

Long-Term Debt

Credit Facility:

1998 Revolving Facility – In March 1998, we entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on us meeting certain financial covenants.

Non-Compliance with Covenants under 1998 Revolving Facility – In December 1999, we were not in compliance with the total debt leverage ratio, total debt to capitalization ratio and fixed charge coverage ratio covenants contained in the original credit facility. We received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required us to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required us to make unscheduled principal payments totaling $5.2 million.

2002 Amended Credit Facility/Issuance of Series B Shares – We were not in compliance with total debt leverage ratio, total debt to total capitalization and fixed charge coverage ratio and covenant contained in our credit facility as of June 30, 2002. Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time. In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock. The Series B shares are not convertible by the holder but we may elect (subject to approval by our stockholders of an increase in the number of authorized common stock disclosed below) to settle the Series B shares by issuance of common shares equivalent to 10% of the common shares outstanding at the date of the amendment on a fully diluted basis, as defined in the related agreement. Conversion of the Series B shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion, we intend to seek stockholder approval to amend our restated certificate of incorporation to authorize additional common shares. The Series B redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B shares would be converted, if the Series B shares are not converted by us to common shares by December 31, 2004. See further discussion on the Series B shares at Note 5.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.5 million at March 31, 2004.

Non-Compliance with Covenants under the 2002 Amended Credit Facility – As a result of the previously mentioned restatement of our consolidated financial statements and the related increase in our stockholders’ deficit, we were not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of our Form 10-Q for the quarter ended March 31, 2003, thereby causing us to not be in compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

2003 Second Amended and Restated Credit Facility/Issuance of Series C Shares – We entered into an amended credit facility, effective September 30, 2003, with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with our current business levels. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%. In consideration for the 2003 Second Amended and Restated Credit Facility, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 shares of our Series C redeemable nonconvertible participating preferred stock. The Series C shares are not convertible by the holder but we may elect (subject to approval by our stockholders of an increase in the number of authorized common stock disclosed below) to settle the Series C shares by issuance of common shares equivalent to 11% of the common shares outstanding on a fully diluted basis, as defined in the related agreement. Conversion of the Series C shares occurs upon notice from us; however, because a sufficient number of common shares are not currently available to permit conversion as discussed below, we are seeking stockholder approval to amend our restated certificate of incorporation to authorize additional common shares. We also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment to the credit facility. The Series C redeemable nonconvertible participating preferred stock includes a provision that we must redeem the shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C shares would be converted, if the Series C shares are not converted by us to common shares by December 31, 2006. See further discussion on the Series C shares at Note 5.

The 2003 Second Amended and Restated Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee plus the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs of $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.3 million at March 31, 2004

For the nine months ended March 31, 2004, the weighted average interest rate on credit facility borrowings was approximately 9.03%. At March 31, 2004, there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility. The 2003 Second Amended and Restated Credit Facility is not a revolving facility and there is no additional amount of credit available.

Current Covenants – The financial covenants under which we operate are governed by the 2003 Second Amended and Restated Credit Facility. The 2003 Second Amended and Restated Credit Facility includes various non-financial covenants similar in scope to those included in the 1998 Revolving Credit Facility. These covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales, and other matters. The 2003 Amended Credit Facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contacts in any fiscal quarter with an aggregate EBITDA contribution of $5.0 million or more (net of anticipated contribution from new contracts). The revised financial covenants and levels achieved by us are presented below:

Financial Covenant (A)	Period Covered By Covenant	Level Specified in Agreement (A)	Level Achieved for Specified Period (A)
Debt leverage ratio	Nine months ended March 31, 2004	< 7.49	6.30
Minimum tangible net worth	At March 31, 2004	< $280.0 million deficit	$247.5 million deficit
Fixed charge coverage ratio	Nine months ended March 31, 2004	> 1.04	1.25
Limitation on capital expenditures	Cumulative for fiscal year 2004	< $11.0 million	$6.2 million
Annual operating lease expense to consolidated net revenue	Last twelve months	< 3.1%	2.1%

(A) - As defined in the credit facility agreement.

We must achieve the following levels of compliance at June 30, 2004: a total debt leverage ratio of less than 7.45; a minimum tangible net deficit of less than $280.0 million; a fixed charge coverage ratio of at least 1.05; annual capital expenditures less than $11.0 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

Senior Notes:

In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due March 15, 2008 (the Senior Notes) under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. We incurred expenses related to the offering of approximately $5.3 million and are amortizing such costs over the term of the Senior Notes. In April 1998, we filed a registration statement under the Securities Act relating to an exchange offer for the Senior Notes. The registration became effective on May 14, 1998. The Senior Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. The Senior Notes contain certain covenants that, among other items, limit our ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

Restrictions on Debt and Equity Financing –The terms of our 2003 Second Amended and Restated Credit Facility do not permit additional borrowing thereunder. In addition, the 2003 Second Amended and Restated Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender.

The terms of the Series B and Series C Shares limit the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock. We currently do not have a sufficient amount of common stock available with which to raise capital.

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we may be limited in our ability to pursue additional debt or equity financing. See “Risk Factors—We may not be able to generate sufficient operating cash flow.”

If we fail to remain in compliance with these financial and other covenants set forth in the 2003 Second Amended and Restated Credit Facility, we will also be in default under our Senior Notes. A default under the Senior Notes or the 2003 Second Amended and Restated Credit Facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Since fiscal year 2000, we have experienced a substantial rise in the costs associated with our insurance program, including total premium costs, fees for TPAs to process claims, brokerage costs and other risk management expenses. These increases have primarily resulted from an increase in insurance premiums, our historical claim trends, and the general increase in costs of claims and related litigation. See “Risk Factors — We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.”

General Liability: We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $16.3 million and $13.9 million at March 31, 2004 and June 30, 2003, respectively. See “Risk Factors – Our reserves may prove inadequate.”

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $3.9 million at March 31, 2004 of which $2.3 million is included in prepaid expenses and other assets and $1.6 million is included in insurance deposits. Cash deposits totaled $2.9 million at June 30, 2003 of which $1.7 million is included in prepaid expenses and other and $1.2 million is included in insurance deposits.

Our general liability policies corresponding with fiscal years 2001 and 2002, were issued by Legion Insurance Company (“Legion”). Legion’s obligations under such policies were reinsured by an unrelated insurance carrier, that was identified and approved by us. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while the reinsurer was an A++ rated carrier. Under these policies, Legion’s obligation (as well as that of its reinsurer) to pay covered losses commences once we satisfy our aggregate retention limits for the respective policy years. We have met our aggregate retention limit with respect to the policies corresponding to fiscal 2001 and anticipate that we will meet our aggregate retention limit for the policies corresponding to fiscal 2002. Pursuant to these policies, Legion (and its reinsurer) is obligated to fund all claim-related payments in excess of our retention limits.

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

Workers’ Compensation: We have historically maintained insurance policies for workers’ compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. We also engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $9.2 million and $11.3 million at March 31, 2004 and June 30, 2003, respectively. See “Risk Factors – Our reserves may prove inadequate.”

Effective May 1, 2002, we began fully insuring our workers’ compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers’ compensation program totaled $6.6 million at March 31, 2004, which are included in insurance deposits. Cash deposits totaled $6.8 million at June 30, 2003, which are included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company (Reliance). At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies was customary at the time. As of March 31, 2004, we had $3.0 million of cash on deposit with Reliance, which are included in insurance deposits. We also have provided Reliance with letters of credit and surety bonds totaling $6.4 million.

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

During fiscal 2002, we purchased certain portions of our workers’ compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (Mutual Indemnity), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of March 31, 2004, we had net deposits with respect to this coverage totaling $3.0 million, which are included in insurance deposits.

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

We provide for indemnification of directors, officers and other persons in accordance with, certificates of incorporation, bylaws, articles of organization, operating agreements, partnership agreements or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid.

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

Regulatory Compliance

Dating back to May 22, 2003, the Company has had periodic correspondence with The Nasdaq Stock Market (“Nasdaq”) regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. Most recently, on April 29, 2004, we were notified that Nasdaq determined to continue the listing of our common stock pursuant to a listing exception. We are required to demonstrate a market value of listed securities of at least $35,000,000 by June 30, 2004, and to maintain such value for 10 consecutive business days. The continued listing exception granted by Nasdaq on April 29, 2004 requires us to provide Nasdaq with a copy of our definitive proxy statement for the 2003 annual stockholder meeting by May 20, 2004. Similarly, the exception requires us to provide a definitive proxy statement relating to any applicable restricted stock program by June 18, 2004. Effective with the opening of business on Monday, May 3, 2004, our trading symbol changed from RURL to RURLC. For further discussion see Management Discussion and Analysis of Financial Condition and Results of Operations.

The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements described in the first paragraph of “Part I. Financial Information.” We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

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

We have significant indebtedness.

We have significant indebtedness. As of March 31, 2004, we had approximately $305.9 million of consolidated indebtedness, consisting primarily of $152.6 million of 7 7/8% Senior Notes due in 2008 and $149.9 million outstanding under our 2003 Second Amended and Restated Credit Facility, which is due December 31, 2006.

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

Our 2003 Second Amended and Restated Credit Facility also contains restrictive covenants and requires us to meet certain financial tests, including a total debt leverage ratio, a minimum tangible net worth amount, and a fixed charge coverage ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

A breach of any of the covenants or other terms of our indebtedness could result in an event of default under our 2003 Second Amended and Restated Credit Facility or the Senior Notes or both, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to generate sufficient operating cash flow.

Despite significant net losses in fiscal 2002, 2001 and 2000, our restructuring efforts have enabled us to self-fund our operations since March 2000 from existing cash reserves and operating cash flow. However, we may be unable to sustain our targeted levels of operating cash flow. Our ability to generate operating cash flow will depend upon various factors, including regulatory, industry, economic, competitive and other factors, many of which are beyond our control. Because of our significant indebtedness, a substantial portion of our cash flow from operating activities is dedicated to debt service and is not available for other purposes. The terms of our 2003 Second Amended and Restated Credit Facility do not permit additional borrowings thereunder. In addition, the 2003 Second Amended and Restated Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender.

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we may need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders could be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. Failure to generate adequate operating cash flow will have a material adverse effect on our business, financial condition and results of operations.

Our stockholders face significant dilution of our common stock.

In conjunction with the 2002 Amended Credit Facility, we issued shares of our Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) to the participants in the 2002 Amended Credit Facility. The Series B Shares are not convertible by the holder but we may elect (subject to approval by our stockholders of an increase in the number of authorized common stock disclosed below) to settle the Series B Shares by issuance of 2,115,490 common shares, which equated to 10% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have filed a proxy statement in order to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series B Shares will be accreted to the greater of $15.0 million or the value of the common shares into which the Series B Shares would have otherwise been converted which represents the redemption value of the Series B Shares as of December 31, 2004. Additionally, holders of the Series B shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series B holders had been issued common stock. The accretion and the allocation of earnings to the Series B Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

In conjunction with the 2003 Second Amended and Restated Credit Facility, we issued shares of our Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) to participants in the 2003 Amended Credit Facility. The Series C Shares are not convertible by the holder but we may elect (subject to approval by our stockholders of an increase in the number of authorized common stock disclosed below) to settle the Series C Shares by issuance of 2,839,787 common shares, which equated to 11% of our common shares then outstanding on a diluted basis, as defined. Because sufficient common shares are not currently available to permit conversion, we have filed a proxy statement in order to seek stockholder approval to authorize additional common shares. Until such time as the additional common shares are authorized, the carrying value of the Series C Shares will be accreted to the greater of $10.0 million or the value of common shares into which the Series C Shares would have otherwise been converted which represents the redemption value of the Series C shares as of December 31, 2006. Additionally, holders of the Series C Shares are entitled to participate in any common dividends declared by the Board of Directors as if the Series C holders had been issued common stock. The accretion and the allocation of earnings to the Series C Shares, to the extent that this participating security may share in earnings as if such earnings for the period had been distributed, will result in a reduction in income available to common stockholders for purposes of determining our earnings per share.

We may not be able to meet our obligations with respect to our Series B and Series C redeemable nonconvertible participating preferred stock.

If we do not settle the Series B and Series C Shares by the issuance of common stock, it is unlikely that we will possess the capital resources to fund the redemption obligations associated with the Series B and Series C Shares. Should we fail to redeem the Series B Shares by December 31, 2004, the holders of the Series B Shares may have a claim against us under the certificate of designation of the Series B preferred stock. In addition, the failure to redeem the Series B and Series C Shares by December 31, 2006, will result in an event of default under our credit agreement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Second Amended and Restated Credit Facility that will be due on December 31, 2006. Additionally, if we are unable to settle the Series B and Series C Shares by the issuance of common stock, we do not believe that we will have sufficient cash available to redeem the shares. Consequently we would seek to refinance the credit facility and redeem the Series B and Series C Shares, if necessary, with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We currently do not have a sufficient number of shares of our common stock available with which to raise capital.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received 90.4% of our medical transportation fee collections from such third party payers during the three-months ended March 31, 2004, including 28.4% from Medicare. We received 90.2% of our medical transportation for collections for such third party payors during the three-months ended March 31, 2003, including 26.9% from Medicare. We received 90.0% of our medical transportation fee collections from such third party payers during the nine-months ended March 31, 2004, including 27.7% from Medicare. In the nine-months ended March 31, 2003, we received 89.9% of medical transportation fee collections from these third parties, including 26.5% from Medicare.

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

We also face the continuing risk of non-reimbursement to the extent that uninsured individuals require emergency ambulance service in service areas where an adequate subsidy is not provided by the related municipality or governing authority. Amounts not covered by third-party payers are the obligations of individual patients and, we may not receive reimbursement by the related municipality or governing authority or reimbursement from these uninsured individuals. We continually review the mix of activity between emergency and general medical transports in view of the reimbursement environment and evaluate methods of recovering these amounts through the collection process.

We establish an allowance for discounts applicable to Medicare, Medicaid and other third-party payers and for doubtful accounts based on credit risk applicable to certain types of payers, historical trends, and other relevant information. We review such allowances on an ongoing basis and may increase or decrease such allowances from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

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

We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. We have experienced significant increases both in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages. Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. A significant factor is the overall rising rates of the insurance, surety and reinsurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from insurers’ and sureties’ perception of our financial condition due to our current debt structure and cash position. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI minus 1%), plus separate mileage payment based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider, must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. In addition, the Final Rule calls for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The fee schedule will be phased in at 20-percent increments each year, with payments being made at 100 percent of the fee schedule in 2006 and thereafter.

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

In addition to the above, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Included in this legislation was a provision for additional reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the phase-in of the national ambulance fee schedule, which will be phased in from July 2004 through December 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Certain state and local governments regulate rate structures and limit rates of return.

State or local government regulations or administrative policies regulate rate structures in most states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for 20.2% and 23.8% of net revenue for the three-months ended March 31, 2004 and 2003, respectively. Ambulance services revenue generated in Arizona accounted for 20.8% and 20.3% of net revenue for the nine-months ended March 31, 2004 and 2003, respectively. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

Numerous federal, state and local laws, rules and regulations govern various aspects of the ambulance and fire protection business covering matters such as licensing, rates, employee certification, environmental matters and radio communications. Certificates of necessity may be required from state or local governments to operate medical transportation services in a designated service area. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions that traditionally have applied only to governmental bodies. Federal, state or local, governments could:

•	change existing laws, rules or regulations,

•	adopt new laws, rules or regulations that increase our cost of doing business,

•	lower reimbursement levels,

•	choose to provide services for themselves, or

•	otherwise adversely affect our business, financial condition, cash flows, and results of operations.

Health care reforms and cost containment may affect our business.

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. The Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), which protects the privacy of patients’ health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The final rule, which took effect on April 14, 2001, required covered entities to comply with the final rule’s provisions pertaining to privacy standards by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. We have developed and implemented policies, training and procedures to comply with the final privacy rule.

In addition to compliance with the privacy standards deadline, the HIPAA Electronic Transactions and Code Set Rule required us, if we submit claims electronically, to use the approved HIPAA format by October 16, 2003. On September 23, 2003, CMS announced that it would issue a contingency plan to accept Medicare noncompliant electronic transactions after the October 16, 2003 compliance deadline. The contingency plan permits CMS to continue to accept and process Medicare claims in legacy formats giving providers, like us, additional time to complete the testing process. We are filing in the approved HIPAA format with all of our Medicare plans. We submit Medicaid claims to twenty-seven states, of which eleven states allow electronic claim submissions and sixteen accept paper claim submissions. As of April 20, 2004, we are submitting in the approved format in nine states and are continuing to test our submissions in two states. These two states, New York and Pennsylvania, will allow legacy formats until testing is complete. In addition, we await announcements from the commercial insurers regarding compliance with the final rule.

The final rule regarding HIPAA standards for the security of electronic health information specifies a series of administrative, technical, and physical security procedures for covered entities to use to assure the confidentiality of electronic protected health information. We are required to comply with this rule by April 21, 2005. Our HIPPA Subcommittee of the Corporate Compliance Committee is addressing the impact of the final rule and is considering changes to or enactment of policies, training and/or procedures, which may need to be implemented to comply under the final security rule.

While we have worked and continue to work diligently to both comply with HIPAA requirements and mitigate the impact of HIPAA on our business, we could experience a material adverse effect on our business, financial condition, cash flows or results of operations due to (i) significant costs associated with continued compliance under HIPAA or related legislative enactments (ii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents, or (iii) impacts to the health care industry as a whole that may directly or indirectly cause an adverse affect on our business.

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

On October 20, 2003, Nasdaq informed us that we had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that we do not meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. We submitted a plan for compliance and on November 25, 2003, Nasdaq granted an exception to the listing requirements contingent on our filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2004 on a timely basis. Additionally, Nasdaq indicated that should we fail to demonstrate year to date income from continuing operations of at least $500,000, measured at the end of each quarter of fiscal 2004, and fail to satisfy either the $2.5 million shareholders’ equity or $35.0 million market value of listed securities standard, our securities would be delisted from The Nasdaq Stock Market. For the nine-months ended March 31, 2004 we had income from continuing operations of $5.1 million.

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

On January 15, 2004, we submitted a letter to the Nasdaq Office of Appeals and Review providing further information for the Council to consider in its review of the Panel’s decision.

On February 20, 2004, we received notice from Nasdaq that we had evidenced compliance with the current requirement necessary for continued listing on The Nasdaq SmallCap Market, as set forth in the Panel’s decision dated November 25, 2003, and will continue to be listed on The Nasdaq SmallCap Market pending the expiration of the next term of exception on May 14, 2004.

On February 27, 2004, we received the Council’s decision, which affirmed the Panel’s decision to continue the listing of our securities on The Nasdaq SmallCap Market.

On March 5, 2004, we received notification from Nasdaq that it no longer satisfied the $35,000,000 market value of listed securities requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2).

On March 12, 2004, we received notification from Nasdaq that it was granted a 30-day period to remedy the market value of listed securities deficiency, through April 5, 2004, and that the Panel will otherwise consider our plan of compliance upon expiration of the 30-day compliance period.

On March 12, 2004, we submitted a letter to the Panel containing information for the Panel to consider in rendering its decision regarding continued listing of our common stock on the Nasdaq Small Cap Market,

On April 5, 2004, we received notification from Nasdaq that we had not yet filed a proxy statement or other information regarding its annual meeting for fiscal year ended June 30, 2003, as required by Nasdaq Marketplace Rules 4350(e) and 4350(g).

On April 12, 2004, Nasdaq notified us we failed for a 30 day period to meet the equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). As a result, such failure could serve as the basis for delisting from Nasdaq. We then submitted further information to the Panel for the Panel to consider in rendering its decision regarding continued listing of our common stock on The Nasdaq SmallCap Market.

On April 14, 2004, we submitted a letter to the Panel containing further information for the Panel to consider in rendering its decision regarding continued listing of the Company’s securities on The Nasdaq SmallCap Market.

On April 29, 2004, we were notified that Nasdaq determined to continue the listing of our common stock pursuant to a listing exception. We are required to demonstrate a market value of listed securities of at least $35,000,000 by June 30, 2004, and to maintain such value for 10 consecutive business days. The continued listing exception granted by Nasdaq on April 29, 2004 requires us to provide Nasdaq with a copy of our definitive proxy statement for the 2003 annual stockholder meeting by May 20, 2004. Similarly, the exception requires us to provide a definitive proxy statement relating to any applicable restricted stock program by June 18, 2004. Effective with the opening of business on Monday, May 3, 2004, our trading symbol changed from RURL to RURLC.

We depend on certain business relationships.

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for 25.5% and 24.7% of net revenue for the three-months ended March 31, 2004 and 2003, respectively. The largest of these contracts accounted for 8.5% and 8.7% of net revenue for the three-months ended March 31, 2004 and 2003, respectively. Our six largest contracts accounted for 25.2% and 25.1% of net revenue for the nine-months ended March 31, 2004 and 2003, respectively. The largest of these contracts accounted for 8.4% and 8.7% of net revenue for the nine-months ended March 31, 2004 and 2003, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services.

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

Certain provisions of our restated certificate of incorporation, shareholders’ rights plan and Delaware law could make it more difficult for a third party to acquire control of our company, even if a change in control might be beneficial to stockholders. This could discourage potential takeover attempts and could adversely affect the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Conditions.

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Amounts outstanding under our 2003 Second Amended and Restated Credit Facility bear interest at LIBOR plus 7.0%. A 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.5 million. The remainder of our debt is primarily at fixed interest rates. We monitor this risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

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

We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance regarding management’s central objectives. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 1999, we made a voluntary disclosure to the Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by Rural/Metro and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices we self-disclosed to the OIG several months earlier. On April 6, 2004 we received notice of the lawsuit from the government and that it had elected to intervene in one count concerning the issue we self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Accrued liabilities at March 31, 2004 includes a $0.8 million reserve for this matter. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

On October 20, 2003, Nasdaq informed the Company that it had demonstrated compliance with the terms of the exception granted on July 17, 2003. Additionally, Nasdaq further noted that the Company does not meet the listing standard relating to net income from continuing operations or the alternative standards of stockholders’ equity or market value. The Company submitted a plan for compliance and on November 25, 2003, Nasdaq granted an exception to the filing requirements pursuant to the Company filing all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before June 30, 2004 on a timely basis. Additionally, Nasdaq indicated that should the Company fail to demonstrate $500,000 in net income from continuing operations (on a cumulative basis) for any quarter end and fail to satisfy either the $2.5 million shareholders’ equity or $35.0 million market value of listed securities standard, its securities would be delisted from The Nasdaq Stock Market. For the six months ended December 31, 2003 the Company had income from continuing operations of $3.4 million. Additionally, as of the date of this filing, we had maintained a market value of our listed securities at an amount greater than $35.0 million.

On January 12, 2004, the Company received a letter from Nasdaq indicating that the Nasdaq Listing and Hearing Review Council (the “Council”) had called for a review of the Panel decision received by the Company on November 25, 2003. The letter indicated that the review will focus on the Panel’s decision to allow the Company to demonstrate compliance with the net income requirement on a prospective basis. The Council may affirm, modify, reverse, dismiss or remand the decision of the Panel.

On January 15, 2004, the Company submitted a letter to the Nasdaq Office of Appeals and Review providing further information for the Council to consider in its review of the Panel’s decision.

On February 20, 2004, the Company received notice from Nasdaq that the Company had evidenced compliance with the current requirement necessary for continued listing on The Nasdaq SmallCap Market, as set forth in the Panel’s decision dated November 25, 2003, and will continue to be listed on The Nasdaq SmallCap Market pending the expiration of the next term of exception on May 14, 2004.

On February 27, 2004, the Company received the Council’s decision, which affirmed the Panel’s decision to continue the listing of the Company’s securities on The Nasdaq SmallCap Market.

On March 5, 2004, the Company received notification from Nasdaq that it no longer satisfied the $35,000,000 market value of listed securities requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2).

On March 12, 2004, the Company received notification from Nasdaq that it was granted a 30-day period to remedy the market value of listed securities deficiency, through April 5, 2004, and that the Panel will otherwise consider the Company’s plan of compliance upon expiration of the 30-day compliance period.

On April 5, 2004, the Company received notification from Nasdaq that the Company had not yet filed a proxy statement or other information regarding its annual meeting for fiscal year ended June 30, 2003, as required by Nasdaq Marketplace Rules 4350(e) and 4350(g).

On April 12, 2004, Nasdaq notified the Company that it failed for a 30 day period to meet the equity/market value of listed securities/net income requirement, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). As a result, such failure could serve as the basis for delisting from Nasdaq. The Company then submitted further information to the Panel for the Panel to consider in rendering its decision regarding continued listing of our common stock on The Nasdaq SmallCap Market.

On April 14, 2004, the Company submitted a letter to the Panel containing further information for the Panel to consider in rendering its decision regarding continued listing of the Company’s securities on The Nasdaq SmallCap Market.

On April 29, 2004, the Company was notified that Nasdaq determined to continue the listing of its common stock pursuant to a listing exception. The Company is required to demonstrate a market value of listed securities of at least $35,000,000 by June 30, 2004, and to maintain such value for 10 consecutive business days. The continued listing exception granted by Nasdaq on April 29, 2004 requires the Company to provide Nasdaq with a copy of its definitive proxy statement for the 2003 annual stockholder meeting by May 20, 2004. Similarly, the exception requires the Company to provide a definitive proxy statement relating to any applicable restricted stock program by June 18, 2004. Effective with the opening of business on Monday, May 3, 2004, the Company’s trading symbol changed from RURL to RURLC.

Item 6 — Exhibits and Reports on Form 8-K.

(a) Exhibits

10.16(l)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2004*

31.1	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

*	Filed herewith.

(b) Reports on Form 8-K

Form 8-K filed February 13, 2004 relating to the Company’s press release announcing its results for the three months ended December 31, 2003.

Form 8-K filed February 17, 2004 announcing that the Company ceased providing services in one of its fire and other service areas in connection with the expiration of a contract.

Form 8-K filed March 5, 2004 relating to the engagement of Singer Lewak Greenbaum and Goldstein LLP as its independent accountants solely to re-audit the Company’s financial statements for fiscal 2001.

Form 8-K filed March 5, 2004 announcing that the Company ceased providing services in certain of its medical transportation and related services areas.

Form 8-K filed March 5, 2004 relating to the dismissal of Singer Lewak Greenbaum and Goldstein LLP as its independent accountants solely to re-audit the Company’s financial statements for fiscal 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 14, 2004

	By:	/s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael S. Zarriello
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)