Form 10-K
period 2004-06-30
RURAL METRO CORP /DE/
filed 2004-09-28
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

As of December 31, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock as of such date on the Nasdaq SmallCap Market was $32,585,000. Shares of Common Stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of September 15, 2004, there were 22,065,916 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

These “forward looking statements” are found throughout this Report. Additionally, the discussions herein under the captions “Business — Introduction”, “Business — Market Reform and Changing Reimbursement Regulations”, “Business — Other Governmental Regulations”, “Business — Shared Services”, “Business — Billings and Collections”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Moreover, we may from time to time make “forward looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward looking statements.”

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

PART I

ITEM 1. Business

Introduction

Founded in 1948, we are a leading provider of medical transportation and related services, which include emergency and non-emergency ambulance and alternative transportation services to municipal, residential, commercial and industrial customers. We also provide fire protection services and other safety and health care related services, which include dispatch, fleet services and home health services. We believe we are the only multi-state provider of both ambulance and fire protection services in the United States and that we rank among the largest private-sector providers of ambulance and fire protection services in the world. We currently serve approximately 400 communities in 23 states. Revenues for these services are primarily derived from fees charged for medical transportation and fire protection services.

We provide medical transportation services under contracts with governmental entities, hospitals, health care facilities and other health care organizations. We primarily derive our revenue under these contracts through reimbursements under private insurance programs and government programs such as Medicare and Medicaid and reimbursement from a variety of governmental entities, as well as through fees paid directly by patients utilizing our services. Fire protection services are provided on a subscription-fee basis to residential or commercial property owners or under contracts with municipalities, fire districts or other agencies.

We expanded our business significantly from the late 1970s through the late 1990s through internal growth and acquisitions. This growth, consisting primarily of mergers and acquisitions in the 1990s as part of a consolidation of the domestic ambulance industry, provided us with significant market presence throughout the United States (“U.S.”), as well as parts of Latin America and Canada. To manage this growth, we invested in the development of management and operating systems in order to achieve productivity gains. While we believe that our prior growth strategy has created a strong platform of core businesses, commencing in fiscal year 2000, we focused on strengthening those core businesses and improving economies of scale. This focus included: (i) sustaining and enhancing positive cash flow performance, (ii) improving the quality and collectibility of medical transportation service revenue, (iii) reducing bad debt expense, and (iv) growth through same-service area expansion and targeted new opportunities. Our current business strategy includes continued emphasis on these focal points and on delivering high-quality, efficient and effective services to our customers and patients.

Industry Overview

Medical Transportation Business

Based on generally available industry data, it is estimated that expenditures for ambulance services in the U.S. were between $7 billion and $9 billion in 2004. The medical transportation industry in the U.S. is segmented into two market types: emergency and non-emergency services. Public-sector entities, private companies, hospitals and volunteer organizations provide ambulance services. Public-sector entities also often serve as the co-responder to requests for emergency ambulance services and often provide initial patient stabilization in addition to emergency medical transportation. Private sector entities provide the majority of non-emergency ambulance services. According to the Journal of Emergency Medical Services annual survey, it is estimated that the emergency medical services industry includes approximately 15,300 service providers including approximately 6,800 fire department-based providers; 1,100 hospital-based providers; and 7,400 private, third-service or other type of non-fire/non-hospital based provider organization. Approximately 60 percent of 9-1-1 ambulance transports in the nation’s largest 200 cities are provided by non-government services. Most providers are small organizations serving one or a limited number of markets. Several multi-state providers, including us, have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

Fire Protection Business

Municipal fire departments, tax-supported fire districts, and volunteer fire departments constitute the principal providers of fire protection services in the U.S. In most of the communities served by municipal fire departments and tax-supported fire districts, the fire department is a co-responder to a call for emergency medical services. According to the U.S. Fire Administration, approximately 30,000 fire departments operate throughout the U.S., of which approximately 26,000 are volunteer fire departments. Volunteer fire departments range from departments consisting entirely of volunteer personnel to departments that utilize one or more paid personnel located at each station supplemented by volunteers who proceed directly to the fire scene. In addition to providing fire protection services to subscribing municipalities and tax-supported fire districts, we and other members of the private sector provide fire protection services to large industrial complexes, airports, petrochemical plants, power plants and other self-contained facilities. We also provide wild land fire fighting services on a seasonal basis generally under contracts and, as requested, by various forestry and governmental agencies.

Based on our experience, we believe that our ambulance and fire protection services are complementary and benefit us by providing diversification, shared resources, experience and competitive advantages in certain service areas.

Historical Growth in Medical Transportation Service Expenditures; Primary Demand Factors

Medical transportation service expenditures in the U.S. have grown as a result of an increase in the number of transports and an increase in the average expenditures per transport. Several primary factors are cited for the increase and continued demand of the emergency and non-emergency transportation services we provide:

•

The U.S. population is aging. People over the age of 65 years generally require more frequent hospital and ambulance services. The need for ambulance services is increasing with the aging of the Baby Boomer population; according to the U.S. Census Bureau, about 62 million Americans will be age 65 or older in 2025 compared to 35 million today. Such increase in demand affects all of our operations and is more pronounced in operations such as Arizona and Florida that serve higher concentrations of the elderly population.

•

Size, growth and geographic distribution of the population also affect the medical transportation industry. Local population increases and urban sprawl create added demand for medical transportation services and a steady, corresponding growth rate. Moreover, there is an increased incidence in the level of health and accident risks associated with a growing population. In most cases, we believe that the current assets and resources of our existing operations can service the demand created by this growth, without need for significant additional capital expenditures.

•

The increased availability of emergency service, the impact of educational programs on its use, and the frequency by which some members of the population utilize hospital emergency rooms for medical care also have increased the number of ambulance transports.

•	Increased patient travel between specialized treatment health care facilities has created a greater demand for non-emergency medical transportation services.

•	The greater use of outpatient care facilities and home care in response to health care cost containment efforts also has increased medical transport usage.

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

We believe that we are well situated to capitalize on the needs of the industry due to our emphasis on providing an effective, quality-care service model, as enhanced by cost efficiencies and centralized support functions derived from our local and national economies of scale.

Consolidation of the Medical Transportation Industry

During the 1990s, the fragmented nature of the U.S. medical transportation industry, combined with limited capital and management systems that typified many smaller providers, offered an opportunity to consolidate the industry with the goal of achieving improved productivity and enhanced levels of service. As a result, we and several other entities began consolidating the ambulance industry through mergers and acquisitions of smaller providers. Thereafter, as the industry became less fragmented and acquisition opportunities diminished, the number of acquisitions slowed. We incurred significant debt in order to compete for acquisition targets and subsequently fund integration. Accordingly, we are a highly leveraged company and face certain risk factors related to our debt structure. See Risk Factors — “We have significant indebtedness.” However, we believe that our timely participation in the consolidation of the industry has provided us with a strong domestic platform of core operations with a substantial revenue base and a marketable reputation for quality service. We believe this enables us to capitalize on our position as a leader in the industry and build upon our business in existing service areas.

Competition

The medical transportation service industry is highly competitive. Principal participants include governmental entities (including fire districts), other national ambulance service providers, large regional ambulance service providers, hospitals, and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals, or health care organizations that presently contract for ambulance services may choose to provide ambulance services directly in the future. In addition, many of our contracts with governmental entities contain termination provisions for cause or without cause. We experience continuing competition from municipal fire departments in providing emergency ambulance service. However, we believe that the non-emergency transport services market currently is unattractive to municipal fire departments. Some of our competitors may have greater capital and other resources than us and may not be subject to the same level of regulatory oversight.

We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability and personnel policies and practices, also may be considered. Although commercial providers often compete intensely for business within a particular community, it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within the service area. Moreover, significant start-up costs, together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities, create barriers for entry into new markets other than through acquisition. We further believe that our status as an emergency ambulance service provider in a service area increases our visibility and stature, and enhances our ability to compete for non-emergency services within such areas.

In the fire protection industry, services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments and volunteer departments. Private providers, such as us, represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In certain areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly, rather than through a master contract.

Market Reform and Changing Reimbursement Regulations

Market reform and the passage of the Balanced Budget Act of 1997, along with other regulatory changes, have impacted and reshaped the health care delivery system in the U.S. and, by extension, the medical transportation industry. As with all other health care providers, emergency medical service providers, like us, must comply with various requirements in order to participate in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which, among other things, pays for ambulance services when medically necessary.

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

Like other Medicare and Medicaid providers, we are subject to governmental audits of our Medicare and Medicaid reimbursement claims. We take our compliance responsibilities very seriously. We have a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel and both the human resources and legal departments, as well as governmental agencies to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100% compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations, and the high volume of daily transports we provide nationwide. Failure to comply may lead to a significant penalty or lower levels of reimbursement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic internal reviews of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, we have voluntarily self-disclosed billing issues identified at some of our operations. For example, we self-disclosed Medicare overpayments from 1997 and 1998 in our former Scranton, Pennsylvania operation to the Office of the Inspector General. The billing practices that resulted in the Medicare overpayments were instituted by the former owners of that operation. We discovered the inconsistencies after acquiring the operation and promptly instituted new billing practices. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are routinely subject to regulatory reviews and/or inquiries by governmental agencies. We expect these regulatory agencies to continue their practice of performing periodic reviews related to our industry. We fully cooperate with such federal and state agencies to provide requested information and to incorporate any recommended modifications of our existing compliance programs.

Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program reimbursements for ambulance services. In recent years, Congress has consistently attempted to curb federal spending on such programs. In June 1997, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued proposed rules that would revise Medicare policy on the coverage of ambulance services. The proposed rules were the result of a mandate under the Balanced Budget Act of 1997 to establish a national fee schedule for payment of ambulance services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

Prior to April 1, 2002, when the national fee schedule began a five-year phase-in, Medicare used a charge-based reimbursement system for ambulance services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance if we did not accept the assigned reimbursement, and Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services or the inflation-indexed charge limit.

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the Consumer Price Index, or “CPI”) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on

Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient.

Originally, the Final Rule called for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The national fee schedule was to be phased in at 20-percent increments each year, with payments being made at 100 percent of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, modifications were made to the phase in of the ambulance fee schedule. Effective July 1, 2004, a regional fee schedule component of reimbursement is being phased in with the original national fee schedule. In addition, the new legislation extended the phase-in period to 2010. Under the new rules, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule, or (b) a blend of the national fee schedule and the regional fee schedule. For 2004 that blended rate will be 20% of the national fee schedule and 80% of the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20% for the national fee schedule and decrease 20% for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 80% national and 20% regional. In addition to the fee schedule changes, a provision for additional reimbursement for ambulance services was provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, or through 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Reimbursement by Medicare accounted for 28%, 27% and 25% of our domestic net ambulance fee collections for 2004, 2003 and 2002, respectively.

We believe that the Medicare Ambulance Fee Schedule will have a neutral impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate of increase in the CPI, or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Governmental Regulations

Our business is also subject to other governmental regulations at the federal, state, local and foreign levels. At the federal level, we are subject to regulations under the Occupational Safety and Health Administration designed to protect our employees, and regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which protects the privacy of patients’ health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curriculum and designation of appropriate trauma facilities, and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

Each state where we operate regulates various aspects of its ambulance and fire business. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment. State or local government regulations or administrative policies regulate rate structures in certain states in which we conduct ambulance operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract as well as establishes the rates for general ambulance services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe that we currently are in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors — Certain state and local governments regulate rate structures and limit rates of return,” “— Numerous governmental entities regulate our business,” and “— Health care reforms and cost containment may affect our business”.

Our Current Service Areas

We currently provide our services in approximately 400 communities in the following 23 states:

Alabama	Kentucky	North Dakota	Washington
Arizona	Louisiana	Ohio	Wisconsin
California	Mississippi	Oregon
Colorado	Nebraska	Pennsylvania
Florida	New Jersey	South Dakota
Georgia	New Mexico	Tennessee
Indiana	New York	Texas

We provide ambulance services in each of these states primarily under the names Rural/Metro Ambulance or Rural/Metro Medical Services, and in New Mexico and certain areas of Arizona under the name Southwest Ambulance. In Oregon, North Dakota, Wisconsin and Louisiana we exclusively provide fire protection services. We also operate under other names depending upon local statutes or contractual agreements. We provide fire protection services under the name Rural/Metro Fire Department in 10 states, and also in Oregon under the name Valley Fire Services.

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

Medical Transportation Services

Emergency Ambulance Services

We generally provide emergency ambulance response and medical transportation services pursuant to contracts with counties, fire districts and municipalities. These contracts typically appoint us as the exclusive provider of emergency ambulance services in designated service areas and require us to respond to every emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all calls with Advanced Life Support (“ALS”) ambulance units, unless otherwise specified by contract.

ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (“EMT”) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (“BLS”) services, which include cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

We also provide non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, long-term care centers and other health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs. We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

We provide ambulance services, critical care transports and non-medical transportation services pursuant to contracts with non-emergency governmental agencies, health care facilities or at the request of a patient. Such services may be scheduled in advance or are provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per-transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care trained professional nurses, respiratory therapists, neo-natal nurse specialists and/or specially trained paramedics.

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

Disaster Response Teams

Aside from our day-to-day operations, we maintain disaster response teams that are occasionally called upon by state, county and local governments to assist in responding to local or national fire and medical emergencies. For example, at the request of the New York State Emergency Medical Services Bureau, we provided assistance for the efforts in New York City following the September 11, 2001 terrorist attacks on the World Trade Center. In addition, following the September 11, 2001 terrorist attack on the Pentagon, we responded to requests to move patients from area hospitals to outlying facilities, thereby clearing hospital beds for more seriously injured patients. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to market-specific shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other health care providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce, such as providing training programs, recruitment bonuses, moving allowances and various other retention strategies. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

We maintain a commitment to provide high quality pre-hospital emergency medical care. Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in a service area. Instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we conduct retrospective care audits with our employees to evaluate compliance with medical and performance standards

We are members of a number of professional organizations, namely, the American Ambulance Association, National Emergency Number (911) Association, International Association of Fire Chiefs and National Association of EMS Physicians. In those states where we provide service, we are involved in the state ambulance association, if one exists, and in many instances our involvement includes holding elected positions. In addition, we also are involved in the Commission on Accreditation of Ambulance Services (“CAAS”), the National Registry of Emergency Medical Technicians, the National Fire Protection Association, and the ASTM International. Also, many of our employees are members of the National Association of EMTs, National Association of EMS Educators and other EMS organizations. We were one of the first ambulance service providers to obtain accreditation for many of our larger ambulance operations from CAAS. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. Municipalities and managed care providers often consider accreditation as one of the criteria in awarding contracts.

Fire Protection Services

Fire protection services consist primarily of fire prevention, fire suppression, and first responder medical care. We provide various levels of fire protection services, ranging from fire stations that are fully staffed 24 hours per day to reserve stations. We generally provide subscription-based fire protection services to unincorporated areas. Additionally, we provide fire protection services by contract to airports and industrial complexes. Federal and state governments contract with us on a regular basis to suppress wild land fires.

We have placed fire prevention and education in the forefront of our fire protection services and have developed a comprehensive program to prevent and minimize fires. We believe that successful fire protection requires the intensive training of personnel, the effective utilization of fire equipment, the establishment of first-rate communication centers for the receipt of emergency calls and the dispatch of equipment and personnel, the establishment and enforcement of strict fire codes and community educational efforts.

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

All full-time and reserve firefighters undergo extensive training which exceeds the standards recommended by the National Fire Protection Association, and must qualify for state certification before being eligible for full-time employment by us. Because approximately 70% to 80% of our fire response activity consists of emergency medical response, all of our full-time firefighters are trained EMTs or paramedics. Ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as continual physical conditioning.

Each year we respond to an increasing number of specialty rescues. For this reason, in certain of our fire operations we operate a Special Operations Rescue Team comprised of firefighters who have advanced training in hazardous materials, water rescue, high and low angle and rope rescue, and confined space rescue.

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

Wild Land Fire Protection Services

We provide wild land fire protection services when requested by the federal government through federal and state agencies, and other governmental entities to assist in responding to fire emergencies. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically paid for and provided on a fee-for-service basis pursuant to contracts with the requesting agency or governmental entity.

Industrial Fire Protection Services

We provide fire protection services and, on a limited basis, unarmed security services to large industrial complexes, petrochemical plants, power plants, and other self-contained facilities. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. We have contracts ranging up to three years in duration and expiring at various dates up to October 31, 2007 to provide firefighting and hazardous materials response services at locations in several states. We intend to pursue similar contracts in the future.

Aircraft Rescue And Fire Fighting Services (“ARFF”)

We also provide aircraft rescue and firefighting services at a variety of airports throughout the U.S. In addition to aircraft rescue and fire fighting services, we also provide structural firefighting and emergency medical response for airport terminals. Our ARFF firefighters have completed comprehensive professional training programs. Our personnel are cross-trained as EMTs or paramedics, as well as in hazardous materials response. Our capabilities include value-added services such as co-responder medical service in support of local fire departments for in-terminal medical emergencies, safety training for fuel handlers and other airport personnel, fire prevention activities, security services and testing and maintenance of fire suppression equipment.

Contracts

We enter into contracts with counties, municipalities, fire districts and other governmental entities to provide emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for emergency ambulance services depends largely on patient mix; the nature of services rendered; the local political climate; and the amount of subsidy, if any, that will be considered by a governmental entity to cover costs of uncompensated care. We have no one contract that accounted for more than 10% of our annual net revenue during fiscal years 2004, 2003 or 2002. Our four largest ambulance contracts combined accounted for approximately 14%, 14% and 13% of net revenue during fiscal years 2004, 2003 and 2002, respectively.

We provide fire protection services on a subscription basis or pursuant to master contracts. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. We derived approximately 53%, 50% and 50% of our fire protection service revenue from subscriptions in fiscal years 2004, 2003 and 2002, respectively. Fire subscription rates are not currently regulated by any governmental agency in our service areas. Master contracts provide for negotiated rates with governmental entities. Certain contracts are performance-based and require us to meet certain dispatch and response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression.

Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. The following table sets forth certain information regarding our six largest contracts, based on revenue, during fiscal 2004 with counties, fire districts, and municipalities for ambulance services and for fire protection services.

	Term In Years	Expiration Date	Type of Service (1)
Ambulance
Orange County, Florida (2)	4	October 2006	Emergency/General
Rochester, New York (3)	4	September 2006	Emergency/General
Knox County, Tennessee (4)	5	July 2007	Emergency/General
Fort Worth, Texas (5)	6	August 2010	Emergency/General

Community Fire
Scottsdale, Arizona (6)	3	June 2005	Fire Protection

Public/Private Alliance
San Diego, California (7)	5	June 2005	Emergency/General

(1)	Type of service for ambulance contracts indicates whether emergency or general ambulance services or both are provided within the service area.

(2)	The contract was first entered into in 1962 by a provider that was acquired by us in July 1984.

(3)	The contract was first entered into in 1988 by a provider that was acquired by us in May 1994.

(4)	The contract was first entered into in July 1985.

(5)	The contract was first entered into in August 1999. The contract has six one-year renewal options.

(6)	The contract was first entered into in 1952. We have notified the City of Scottsdale that we elected not to renew the contract effective June 30, 2005.

(7)	The contract was first entered into in May 1997 and is effective through June 2005. The contract has a three-year renewal option exercisable by our customer.

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

Counties, fire districts, and municipalities generally award contracts to provide emergency ambulance services either through requests for competitive proposals or bidding processes. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business.

We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as an emergency medical transportation provider in a designated service area increases our visibility and enhances our marketing efforts as we compete for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria similar to those in contracts for emergency services, including quality of care, customer service, response time, and cost.

We market our fire protection services to subscribers in rural and suburban areas, volunteer staffed fire departments, tax-supported fire districts, and large industrial complexes, petrochemical plants, power plants, airports, and other self-contained facilities. Subscription fees are generally collected annually in advance. In the event that we provide service for a non-subscriber, we directly bill the property owner for the cost of services rendered. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner’s association assessment.

Shared Services

We utilize sophisticated management information systems, which we believe enhance the productivity of our existing operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, finance, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment.

Our centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources and risk management provide the capability to purchase related products and services on a national basis, identify and respond to national trends, and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all operations. We provide services and allocate costs for these centralized systems pursuant to administrative services agreements with each of our direct and indirect wholly owned subsidiaries. Accordingly, each subsidiary’s operational management has the ultimate responsibility and decision-making authority for the utilization and direction of these corporate services, so as to best serve the needs of their individual markets.

We believe our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

Dispatch and Communications

We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficient use of resources. We analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center that controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us. Most of our control centers utilize computer hardware, software and sophisticated communications equipment, and maintain responsibility for fleet deployment and utilization 24 hours a day, seven days a week.

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. In our larger control centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition prior to arrival at the scene. Also, in various operations across the country, we use automated vehicle locator technology in the vehicles to enhance our dispatch system.

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

Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We have developed extensive customer service models that enable our communications centers to meet these customer needs. We have established such procedures based on patient condition, specialized equipment needed and the level of care that will be required by the patient.

We utilize communication centers in our community fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for our ambulance services. Response time represents an important criteria in the effectiveness of fire suppression, which is dependent on the level of protection sought by our customers in terms of fire station spacing, the size of the service area covered and the amount of equipment and personnel dedicated to fire protection.

Billings and Collections

We currently maintain 10 regional billing and payment processing centers and a centralized private-pay collection system at our headquarters in Scottsdale, Arizona. Invoices are generated at the regional level, and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Customer service is directed from each of the regional centers. Throughout fiscal 2004, substantially all of our revenue was billed and collected through our integrated billing and collection system, except for our operations in Rochester, New York, which billed and collected revenue through an independent billing and collections system. Effective July 1, 2004, the Rochester regional billing and payment processing center converted to the integrated billing and collection system.

We derive a substantial portion of our ambulance fee collections from reimbursement by third-party payers, including payments under Medicare, Medicaid and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payers. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise. The composition of our net ambulance fee collections is as follows:

	2004	2003	2002
Medicare	28%	27%	25%
Medicaid	14%	14%	12%
Private insurers	48%	49%	51%
Patients	10%	10%	12%

	100%	100%	100%

Companies in the ambulance service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See “Risk Factors — We depend on reimbursements by third-party payers and individuals”.

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of personnel resources to resolve workload distribution. When billing individuals, we sometimes use an automated dialer that pre-selects and dials accounts based on their status within the billing and collection cycle, which we believe enhances the efficiency of the collection staff.

State licensing requirements as well as contracts with counties, municipalities and health care facilities typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining a government-paid subsidy to provide for uncompensated care, if any, and permitted rates under contracts with a county or municipality.

Insurance and Surety Bonding

Many of our contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation and other liability insurance policies that are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and professional claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to certain deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties that would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management and safety programs. One such safety program is our Driver Development Program (“DDP”). DDP uses the Coaching Emergency Vehicle Operator (“CEVO”) program, which is sponsored by the National Safety Council and is nationally recognized as drivers’

training for emergency services vehicle operators. The program consists of training in the classroom as well as field training, and the curriculum includes, among other topics, instruction related to staging, proper inspection of the vehicles and driving in emergency settings. We modified and enhanced CEVO based on our analysis of over ten years of vehicle incidents as well as drivers’ experiences. We began developing the program in December 2002 and began training in July 2003.

Counties, municipalities and fire districts sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Employees

At June 30, 2004, we employed approximately 8,400 full-time and part-time employees. From this total, the breakdown of the workforce is comprised of approximately 5,200 employees involved in medical transport services, 1,200 in fire protection services, 130 in urgent home medical care, 370 in dispatch/communications and 1,500 in management, administrative, clerical and billing activities. We are party to a total of eleven collective bargaining agreements in the following locations: Rochester, New York; Buffalo, New York; Corning, New York; Youngstown, Ohio; San Diego, California; Gadsden, Alabama; Knoxville, Tennessee; Seattle, Washington; and three agreements in Arizona. Five of these agreements, covering approximately 1,000 employees, are scheduled to expire at various times over the next two years. We consider our relations with our employees to be good.

Strategy

Our strategy is to continue strengthening our existing core businesses and to continue building upon our economies of scale, while providing the most proficient levels of medical transportation and related services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have been primarily focused on; (i) growing the core ambulance business in existing regional service areas, (ii) reducing bad debt expense through documentation and billing-oriented initiatives, (iii) managing payroll costs as a percentage of revenue through implementation of a technologically advanced work force scheduling system, and (iv) improving workplace safety to generate cost savings from reduced insurance claims.

Growth Strategies

A key element of our growth strategy focuses on expansion within existing service areas. We seek to maximize return on our investments in EMS operations by increasing utilization of ambulances through a balanced growth of both emergency and non-emergency medical transportation services. We evaluate new growth opportunities based on a number of criteria, including geographic proximity to existing regional operations, payer mix, medical transportation demands, competitive profiles, and demographic trends.

We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers and fire districts. Based on our successful public/private alliance with the City of San Diego, our ambulance service contract in Aurora, Colorado, and contracts with numerous Arizona municipalities, we believe that contracting may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment and enhanced levels of service while saving taxpayer dollars. We will continue to seek such mutually beneficial alliances and municipal contracts in existing and, to a limited extent, new service areas. Our non-emergency medical transportation marketing efforts are focused primarily on hospitals, health-care centers, nursing homes, rehabilitation centers and other related health-care entities.

Additionally, we strive to implement rate increases in order to meet escalating costs of delivering high-quality services. In locations where we experience a rise in levels of uncompensated care, we also seek subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. As a result of our efforts in fiscal year 2004, we achieved an 8.8% improvement in same-service area growth in the medical transportation and related service segment over fiscal year 2003 levels. We will continue to seek same-service-area growth opportunities in fiscal year 2005.

Reducing Bad Debt Expense

We continued to develop and implement initiatives to enhance billing and collections results. In fiscal 2004, we worked to further streamline our overall ambulance billing processes and to improve related performance. Improvements in fiscal 2004 included programs designed to expedite the timely filing of ambulance claims and to create added controls over the day-to-day flow of aging claims. Additionally, significant attention was placed on improving the return on certain Medicare accounts that become difficult to collect. Ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

Managing Payroll Costs Through Implementation of an Advanced Work Force Scheduling System

In an effort to minimize unnecessary overtime and eliminate duplicative scheduling among EMS and fire crews, we began the national phase-in of a new internet-based scheduling software designed to maximize efficiencies in this area. The software provides an electronic interface between our payroll system and scheduling specialists at each of our regional locations, allowing us to quickly and accurately track requests for vacation and sick time, for example, while producing schedules by shift, department or location. We believe the system will result in a reduction in labor costs.

Improving Work Place Safety to Generate Cost Savings from Reduced Insurance Claims

We have consistently placed workplace health and safety among our highest priorities, and that effort has been redoubled in recent years due, in part, to escalating insurance costs. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety. In fiscal 2004, we implemented a variety of safety initiatives that supported this commitment. New programs included enhanced facility audits, additional accident reporting guidelines, introduction of an employee/risk-management hotline, an enhanced patient care quality assurance program and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We will continue to search out and implement innovative ways to reduce our insurance claims and improve the overall safety of our work environment in fiscal 2005.

ITEM 2. Properties

Facilities and Equipment

We lease our principal executive offices in Scottsdale, Arizona. Our current lease will expire in 2005. On June 3, 2004, we entered into a new lease for the relocation of our corporate headquarters, which will continue to be located in Scottsdale, Arizona. In those areas where we provide ambulance and fire services, we also lease facilities at which we base and maintain ambulances and fire apparatus. We also own 14 facilities within our service areas. Rent expense totaled $11.0 million, $10.7 million and $10.5 million in fiscal 2004, 2003 and 2002, respectively. At June 30, 2004, our fleet included approximately 1,278 owned and 53 leased ambulances and alternative transportation vehicles, 123 owned and 65 leased fire vehicles, and 265 owned and 29 leased other vehicles. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

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

Haskell v. Rural/Metro Corporation, et al. and Ruble v. Rural/Metro Corporation: Rural/Metro, Warren S. Rustand, the former Chairman of the Board and Chief Executive Officer of the Company, James H. Bolin, the former Vice Chairman of the Board, and Robert E. Ramsey, Jr., its former Executive Vice President and former Director, were named as defendants in two purported class action lawsuits: HASKELL V. RURAL/METRO CORPORATION, ET AL., Civil Action No. C-328448 filed on August 25, 1998 in Pima County, Arizona Superior Court and RUBLE V. RURAL/METRO CORPORATION, ET AL., CIV 98-413-TUC-JMR filed on September 2, 1998 in United States District Court for the District of Arizona. The two lawsuits, which contained virtually identical allegations, were brought on behalf of a class of persons who purchased our publicly traded securities including our common stock between April 24, 1997 and June 11, 1998. The complaints alleged that the defendants issued certain false and misleading statements regarding certain aspects of our financial status and that these statements allegedly caused our common stock to be traded at artificially inflated prices. The complaints also alleged that Mr. Bolin and Mr. Ramsey sold stock during this period, allegedly taking advantage of inside information that the stock prices were artificially inflated.

On April 17, 2003, Rural/Metro and the individual defendants agreed to settle the Haskell v. Rural/Metro and Ruble v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Our primary and excess carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. After a hearing on the final settlement agreement, the court entered an order approving the settlement and dismissing the Ruble case with prejudice on December 10, 2003. The Haskell case was dismissed with prejudice on January 13, 2004.

In the settlement agreement, Rural/Metro and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times they acted in good faith and in a manner they reasonably believed to be in our best interests and that of our stockholders.

Springborn, et al. v. Rural/Metro Corporation, et al.: Rural/Metro, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in our Employee Stock Ownership Plan (“ESOP”), Employee Stock Purchase Plan (“ESPP”) and/or Retirement Savings Value Plan (“401(k) Plan”) from July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002, adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the plans.

On October 30, 2002, defendant Arthur Andersen LLP removed the action to the United States District Court, District of Arizona, CIV-02-2183-PHX-JWS. We and the individual defendants consented to this removal. On February 21, 2003, We and our current directors and officers moved to dismiss the amended complaint, and our former directors and officers subsequently joined in this motion.

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against us and our current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The appeal was dismissed as premature on October 27, 2003. The court dismissed the plaintiffs’ remaining claims against Arthur Andersen on January 27, 2004, and entered final judgment. On February 10, 2004, Rural/Metro and our current directors and officers filed a notion for attorneys’ fees. On February 26, 2004, the plaintiffs appealed the trial courts judgment to the Ninth Circuit. On March 9, 2004, the parties entered into a settlement agreement whereby the plaintiffs agreed to dismiss their appeal of the final judgment, and we agreed to withdraw all motions that were pending relating to the lawsuit.

On March 5, 1999, we made a voluntary disclosure to the Office of the Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by Rural/Metro and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices we self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue we self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Accrued liabilities at June 30, 2004 and 2003, respectively include a $1.0 million and $0.8 million reserve for this matter. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Legion Insurance Company and Reliance Insurance Company: With regard to certain issues relating to the liquidation of Legion Insurance Company (“Legion”) and Reliance Insurance Company (“Reliance”) that are being litigated before the Commonwealth Court of Pennsylvania, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

Securities and Exchange Commission Inquiry: The Staff of the Securities and Exchange Commission is conducting an informal fact-finding inquiry that we believe is focused on a restatement of our financial statements for years prior to 2003. We are voluntarily providing information requested by the Staff and intend to cooperate fully with the Staff. We are unable to predict the impact of any related outcome.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 10, 2004, we held our annual meeting of stockholders. The matters before the meeting were:

1. The election of two directors to serve a three-year term or until their successors are elected; and

2. To authorize an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 23,000,000 to 40,000,000.

All nominees for director were elected and the proposal to increase the authorized shares of common stock was approved. The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors

	For	Withheld
Cor J. Clement, Sr.	18,987,687	1,503,105
Henry G. Walker	19,102,264	1,388,528

(2) Proposal to Increase Authorized Common Stock

For	Against	Abstain	Broker Non-Votes
19,472,550	1,012,937	5,305	—

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on The Nasdaq SmallCap Market (“Nasdaq”) since August 4, 2000. Effective July 13, 2004, our common stock was quoted on the Over The Counter Bulletin Board (“OTCBB”). For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2004
First quarter	$1.90	$1.01
Second quarter	$2.07	$1.34
Third quarter	$2.40	$1.70
Fourth quarter	$1.89	$1.19

Year Ended June 30, 2003
First quarter	$3.85	$1.65
Second quarter	$3.40	$1.86
Third quarter	$2.33	$0.72
Fourth quarter	$1.50	$0.80

On September 15, 2004, the closing sale price of our common stock was $1.95 per share. On September 15, 2004, there were approximately 1,034 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently plan to retain earnings, if any, for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our Senior Notes and the 2003 Amended Credit Facility contain restrictions on our ability to pay cash dividends, and any future borrowings may contain similar restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

ITEM 6. Selected Financial Data

The following selected financial data are derived from our historical consolidated financial statements. Our consolidated financial statements as of June 30, 2004, 2003, 2002, and 2001, and for each of the years then ended have been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the year ended June 30, 2000 are unaudited. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes appearing elsewhere in this Report (in thousands except per share amounts):

	Years Ended June 30,
Statement of Operations Data	2004	2003	2002	2001	2000
Net Revenue	$526,603	$484,639	$453,151	$440,970	$458,890

Operating expenses:
Payroll and employee benefits	277,549	266,713	250,724	251,718	269,678
Provision for doubtful accounts	87,268	77,184	70,689	74,158	85,788
Depreciation and amortization	11,404	12,587	14,443	23,312	27,523
Other operating expenses	114,855	107,574	96,581	123,718	108,830
Asset impairment charges (1)	—	—	194	27,778	—
Contract termination costs and related asset impairment (1)	—	—	(107)	9,256	—
Restructuring charge and other (1)	—	(1,421)	(713)	9,034	32,730

Operating income (loss)	35,527	22,002	21,340	(78,004)	(65,659)
Interest expense	(29,243)	(28,012)	(25,462)	(30,624)	(25,938)
Interest income	97	197	644	642	596
Other income (expense), net	—	—	—	(4,053)	—

Income (loss) from continuing operations before income taxes, minority interest, extraordinary loss and cumulative effect of change in accounting principle	6,381	(5,813)	(3,478)	(112,039)	(91,001)
Income tax (provision) benefit	(300)	(118)	2,531	(1,112)	30,935
Minority interest	475	(1,507)	(750)	705	1,907

Income (loss) from continuing operations before extraordinary loss and cumulative effect of change in accounting principle	6,556	(7,438)	(1,697)	(112,446)	(58,159)
Income (loss) from discontinued operations (1) (2)	(345)	16,404	3,046	(92,844)	(2,337)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	6,211	8,966	1,349	(205,290)	(60,496)
Extraordinary loss on expropriation of Canadian ambulance service licenses (3)	—	—	—	—	(1,200)
Cumulative effect of change in accounting principle (4)	—	—	(49,513)	—	(541)

Net income (loss)	6,211	8,966	(48,164)	(205,290)	(62,237)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	(1,262)	—	—	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(6,320)	(3,604)	—	—	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	10,066	—	—	—	—

Net income (loss) applicable to common stock	$8,695	$5,362	$(48,164)	$(205,290)	$(62,237)

	Years Ended June 30,
EPS Data	2004	2003	2002	2001	2000
Basic earnings per share (5):
Income (loss) from continuing operations applicable to common stock before extraordinary loss and cumulative effect of change in accounting principle	$0.54	$(0.69)	$(0.11)	$(7.63)	$(3.99)
Income (loss) from discontinued operations applicable to common stock (2)	(0.02)	1.02	0.20	(6.30)	(0.16)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.52	0.33	0.09	(13.93)	(4.15)
Extraordinary loss on expropriation of Canadian ambulance service licenses (3)	—	—	—	—	(0.08)
Cumulative effect of change in accounting principle (4)	—	—	(3.26)	—	(0.04)

Net income (loss)	$0.52	$0.33	$(3.17)	$(13.93)	$(4.27)

Diluted earnings per share (5):
Income (loss) from continuing operations applicable to common stock before extraordinary loss and cumulative effect of change in accounting principle	$0.30	$(0.69)	$(0.11)	$(7.63)	$(3.99)
Income (loss) from discontinued operations applicable to common stock (2)	(0.02)	1.02	0.20	(6.30)	(0.16)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	0.28	0.33	0.09	(13.93)	(4.15)
Extraordinary loss on expropriation of Canadian ambulance service licenses (3)	—	—	—	—	(0.08)
Cumulative effect of change in accounting principle (4)	—	—	(3.26)	—	(0.04)

Net income (loss)	$0.28	$0.33	$(3.17)	$(13.93)	$(4.27)

Weighted average number of common shares outstanding:

Basic	16,645	16,116	15,190	14,744	14,592

Diluted	21,817	16,116	15,190	14,744	14,592

	As of June 30,
Balance Sheet Data	2004	2003	2002	2001	2000
Total assets	$205,241	$196,166	$200,708	$264,006	$435,414
Current portion of long-term debt (6)	1,495	1,329	1,633	294,439	299,104
Long-term debt, net of current portion (6)	304,057	305,310	298,529	1,286	2,850
Redeemable nonconvertible participating preferred stock (7)	—	7,793	—	—	—
Stockholders’ equity (deficit)	(192,226)	(210,160)	(205,752)	(168,419)	36,257

	Years Ended June 30,
Cash Flow Data	2004	2003	2002	2001	2000
Cash flow provided by (used in) operating activities	$14,501	$13,146	$9,634	$6,710	$(8,537)
Cash flow used in investing activities	(8,421)	(7,582)	(5,832)	(3,805)	(13,640)
Cash flow provided by (used in) financing activities	(2,269)	(3,659)	(3,170)	(6,339)	25,996

(1)

During the year ended June 30, 2001, the Company recorded asset impairments, restructuring and other charges totaling $122.1 million, including $46.3 million relating to its Latin American operations which were disposed of in September 2002 and $15.7 million relating to operations that have been classified as discontinued operations for financial reporting purposes. During the year ended June 30, 2000, the Company recorded restructuring charges totaling $32.9 million relating to its decision to exit certain underperforming service areas, of which $1.3 million has been classified as discontinued operations for financial reporting purposes.

(2)

During fiscal 2004 we ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold as we continue to dispose of non-core businesses and one of which was due to the city converting the service area to a fire district. The results of these service areas are included in income (loss) from discontinued operations. Effective September 27, 2002, the Company sold its Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the results of the aforementioned discontinued service areas and the Company’s former Latin American operations have been included in income (loss) from discontinued operations. See Note 4, Discontinued Operations, in our consolidated financial statements.

(3)

During the year ended June 30, 2000, we recorded an extraordinary loss on the expropriation of Canadian ambulance service licenses of approximately $1.2 million (net of $0 of income taxes). We received approximately $2.2 million from the Ontario Ministry of Health as compensation for the loss of the licenses and incurred costs and wrote-off assets, mainly goodwill, totaling $3.4 million.

(4)

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In connection with the adoption of SFAS 142, the Company discontinued amortizing its goodwill effective July 1, 2001. Additionally, the Company recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002. See Note 7, Goodwill and Other Intangible Assets, in our consolidated financial statements.

Effective July 1, 1999, the Company changed its method of accounting for start-up costs, including organization costs. In connection with that change, the Company wrote-off $0.9 million of previously capitalized organization costs ($0.5 million after tax benefits) and classified such charge as the cumulative effect of change in accounting principle in 2000.

(5)

As described in Note 2 to our consolidated financial statements, we restated our earnings per share amounts for the fiscal year ended June 30, 2003 as well as for certain interim periods in fiscal 2003 as a result of the issuance of Emerging Issues Task Force (“EITF”) No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”) in March 2004 which clarified the use of the “two-class” method. As a result of this guidance, our basic and diluted earnings per share amounts for fiscal 2003 were increased by $0.05 per share from the amounts previously reported.

(6)

Our current liabilities exceeded our current assets at June 30, 2001 and 2000 as a result of the classification of amounts outstanding under our revolving credit facility and our 7 7/8% Senior Notes due 2008 (Senior Notes) as current liabilities. Such classification resulted from the fact that we were not in compliance with certain of the covenants contained in our revolving credit agreement and because of the related provisions contained in the agreement relating to our Senior Notes. Amounts outstanding under our revolving credit facility and our Senior Notes were classified as long-term liabilities as of June 30, 2004, 2003 and 2002 as a result of amendments to our credit facility the most recent of which became effective September 30, 2003. Such amendments waived previous covenant violations and extended the maturity date of the credit facility from March 16, 2003 to December 31, 2006. See Note 11, Long-Term Debt, in our consolidated financial statements.

(7)	On June 30, 2004, the Company settled the Series B redeemable nonconvertible participating preferred stock (the “Series B Shares”) by the issuance of 2,115,490 common shares.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Introduction

Business Structure

Rural/Metro Corporation is a leading national provider of medical transportation and related services. We provide ambulance services in response to emergency medical calls (emergency ambulance services) and non-emergency transport services (general transport services) to municipal, residential, commercial and industrial customers. These services are provided under contracts with governmental entities, hospitals, health care facilities and other health care organizations. We primarily derive our revenue under these contracts through reimbursements from private insurance programs and government programs such as Medicare and Medicaid and reimbursement from a variety of governmental entities, as well as through fees paid directly by the patients utilizing our services.

We also provide fire protection services and other safety and health care related services, including dispatch, fleet services and home health services. These services are provided on a subscription fee basis to individual homeowners or commercial property owners and under contracts with municipalities, fire districts or other agencies.

Because of the nature of our ambulance services, it is necessary to respond to a number of calls that may not result in transports. Results of operations are discussed below on the basis of actual transports because transports are more closely identified with revenue. Expenses associated with calls that do not result in transports are included in operating expenses. The percentage of calls not resulting in transports varies substantially depending upon the mix of non-emergency ambulance and emergency ambulance service calls in individual markets and is generally higher in service areas in which the calls are primarily emergency ambulance service calls. Rates in our markets take into account the anticipated number of calls that may not result in transports. We do not separately account for expenses associated with calls that do not result in transports.

Managements’ Objectives

The results of fiscal 2004 reflect our continued focus on growing and strengthening our base of core operations throughout the country. We placed particular emphasis during the year on expanding service areas that we have identified for future long-term growth, sought targeted new-contract opportunities and continued to implement new programs that concentrate on added operating efficiencies.

In order to improve cash flow from operations to enable us to service our long-term debt, remain in compliance with various restrictions and covenants in our debt agreements and to fund working capital, capital expenditures and business development efforts, we will continue to target a variety of areas for growth and improvement, including:

•	Organic Growth:

We have targeted select, new 911 ambulance contracts in regions with acceptable payer mixes and forecasted population growth. Positive growth continues in existing local and regional service areas, including our focus on new contracts, general rate increases and overall efforts to maximize operational efficiencies. Contract activities during fiscal 2004 included the award of long-term, exclusive medical transportation renewal contracts in a variety of communities and health care systems throughout the nation, as well as a renewal for ARFF services at a municipal airport.

•	Billing and Collections:

We have implemented new initiatives to enhance our cash flow performance and streamline the ambulance billing process, including the use of software designed to create added controls over the day-to-day flow of claims, creating systems to improve the return on difficult-to-collect accounts and placing a higher priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems. We have also initiated a pilot study of handheld portable devices that will eventually be carried on board our ambulances and emergency vehicles. The devices are designed to enhance the speed, accuracy and effectiveness of patient information collected in the field. Another important component of our strategic plan focuses on reducing bad debt expense through billing-oriented initiatives. Our team of internal billing and collections specialists focused on several initiatives during 2004, including maximizing electronic submissions, providing web-based payment alternatives and expanding collection data sources.

•	Operational Efficiencies:

We continue to emphasize the importance of creating operations and administrative efficiencies that will result in cost savings and improved margins. One area of focus relates to improving the efficiency of work force scheduling in order to minimize unscheduled overtime among our EMS and fire personnel, who represent the majority of our work force. In fiscal 2004, we began implementing a customized software program that more fully automates the work scheduling process. Another area of focus is workplace health and safety. In fiscal 2004, our efforts included the introduction of facility audits, new EMS based driver development programs and enhanced driver safety criteria.

In evaluating our business, we further monitor a number of key operating and financial statistics, including average patient charge, average daily deposits, days sales outstanding and transport volume, among others. The results and trends indicated by these statistics provide us with important data that we use to analyze our performance and guide the business going forward.

Because a percentage of our medical transportation revenue is paid through the Medicare system, we note that Congressional passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included an increase in reimbursement for ambulance services provided to Medicare patients. Among other relief, the Act provided for a 1% increase in reimbursement for urban transports and a 2 % increase for rural transports, which took effect July 2004 and will remain in place for the balance of the phase-in of the national ambulance fee schedule. This phase-in period will be complete in December 2010. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will ultimately benefit the portion of Rural/Metro’s medical transportation revenue that is paid by Medicare, we are currently unable to determine the ultimate impact.

Critical Accounting Estimates and Judgments

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of our financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, general liability and workers’ compensation claim reserves. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to our business operations and the understanding of our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 – “The Company and its Significant Accounting Policies”, to our consolidated financial statements, which contains accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Medical Transportation and Revenue Recognition

Ambulance and alternative transportation service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers. Because of the length of the collection cycle with respect to ambulance and alternative transportation service fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of ambulance and alternative transportation service fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance and alternative transportation service fees that will not be collected and record a provision for discounts and doubtful accounts. The portion of the provision allocated to discounts applicable to Medicare, Medicaid and other third-party payers is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross ambulance and alternative transportation service fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $180.0 million, $147.9 million and $131.9 million for the years ended June 30, 2004, 2003 and 2002, respectively.

As discussed above, the provisions for Medicare, Medicaid and other third-party payer discounts as a percentage of gross ambulance and alternative transportation service fees are as follows:

	Years Ended June 30,
	2004	2003	2002
Medicare	14.7%	12.3%	11.3%
Medicaid	8.7%	8.2%	8.2%
Other third-party	6.8%	7.8%	7.8%

Total discounts	30.2%	28.3%	27.3%

The increase in discounts as a percentage of gross revenue is a result of rate increases, some of which we are unable to pass on to Medicare and Medicaid. Based on the allocation of provisions between discounts and doubtful accounts an increase/decrease of 1% in our estimated collection percentage would have resulted in an increase/decrease in net revenue of $4.0 million, $3.4 million and $3.2 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Provision for Doubtful Accounts for Medical Transportation Revenue

Ambulance and alternative transportation service fees are billed to various payer sources. As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts percentage that is applied to gross ambulance and alternative transportation service fee revenue is calculated as the difference between the total expected collection percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on ambulance and alternative transportation service revenue from continuing operations totaled $87.3 million, $77.2 million and $70.7 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

As discussed above, the provision for doubtful accounts as a percentage of gross ambulance and alternative transportation service fees is as follows:

	Years Ended June 30,
	2004	2003	2002
Doubtful accounts	14.6%	14.8%	14.6%

Based on the allocation of provisions between discounts and doubtful accounts, an increase/decrease of 1% in our estimated collections percentage would have resulted in an increase/decrease in the provision for doubtful accounts of $2.0 million, $1.8 million and $1.7 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Workers’ Compensation Reserves

Beginning May 1, 2002, we began purchasing corporate-wide workers’ compensation insurance policies, for which we pay premiums that can be increased or decreased at certain intervals based upon a retrospective review of incurred losses. Under such policies, we have no obligation to pay any deductible amounts on claims occurring during the policy period. Accordingly, provisions for workers’ compensation expense for claims arising on and after May 1, 2002 are reflective of premium costs only. Each of these annual policies covers all workers’ compensation claims made by employees of all of our domestic subsidiaries. A premium payroll audit of the policy year that began May 1, 2002 resulted in a refund of premiums of approximately $1.2 million. We do not currently expect any adverse findings on any subsequent policy year reviews.

Prior to May 1, 2002, our workers’ compensation policies included a deductible obligation with no aggregate limit. Claim provisions were estimated based on historical claims data and the ultimate projected value of those claims. For claims occurring prior to May 1, 2002, our third-party administrator established initial estimates at the time a claim was reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our workers’ compensation claims reserves. If the ultimate development of these claims is significantly different than has been estimated, the related reserves for workers’ compensation claims could be overstated or understated. Reserves related to workers’ compensation claims totaled $8.1 million and $11.3 million at June 30, 2004 and 2003, respectively.

General Liability Reserves

We are subject to litigation arising in the ordinary course of our business. In order to minimize the risk of our exposure, we maintain certain levels of coverage for comprehensive general liability, automobile liability, and professional liability. These policies currently are, and historically have been, underwritten on a deductible basis. Provisions are made to record the cost of premiums as well as that portion of the claims that is our responsibility. Our third-party administrator establishes initial estimates at the time a claim is reported and periodically reviews the development of the claim to confirm that the estimates are adequate. We engage independent actuaries to assist us in the determination of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. Reserves related to general liability claims totaled $15.7 million and $13.9 million at June 30, 2004 and 2003, respectively.

Asset Impairment

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable by comparing the carrying amount of such assets to the estimated undiscounted future cash flows associated with them. In cases where the estimated undiscounted cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Our goodwill balances are reviewed for impairment annually (and interim periods if events or changes in circumstances indicate that the related asset may be impaired) using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment test on June 30.

Results of Operations

Year Ended June 30, 2004 Compared To Year Ended June 30, 2003

Overview

The following table sets forth a comparison of certain items from our statements of operations for the years ended June 30, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands):

	Years Ended June 30,
	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$526,603	100.0%	$484,639	100.0%	$41,964	8.7%

Operating expenses:
Payroll and employee benefits	277,549	52.7%	266,713	55.0%	10,836	4.1%
Provision for doubtful accounts	87,268	16.6%	77,184	15.9%	10,084	13.1%
Depreciation and amortization	11,404	2.2%	12,587	2.6%	(1,183)	-9.4%
Other operating expenses	114,855	21.8%	107,574	22.2%	7,281	6.8%
Restructuring charge and other	—	—	(1,421)	-0.3%	1,421	100.0%

Total operating expenses	491,076	93.3%	462,637	95.5%	28,439	6.1%

Operating income	35,527	6.7%	22,002	4.5%	13,525	61.5%
Interest expense	(29,243)	-5.6%	(28,012)	-5.8%	(1,231)	4.4%
Interest income	97	0.0%	197	0.0%	(100)	-50.8%

Income (loss) from continuing operations before income taxes and minority interests	6,381	1.2%	(5,813)	-1.2%	12,194	209.8%
Income tax provision	(300)	-0.1%	(118)	0.0%	(182)	154.2%
Minority interest	475	0.1%	(1,507)	-0.3%	1,982	131.5%

Income (loss) from continuing operations	6,556	1.2%	(7,438)	-1.5%	13,994	188.1%
Income (loss) from discontinued operations	(345)	-0.1%	16,404	3.4%	(16,749)	-102.1%

Net income	$6,211	1.2%	$8,966	1.9%	$(2,755)	-30.7%

We generated net revenue of $526.6 million for the year ended June 30, 2004 compared to $484.6 million for the year ended June 30, 2003. Of the $42.0 million increase in net revenue, approximately $18.1 million is due to an increase in transports, and approximately $23.1 million is due to an increase in rates.

Total operating expenses increased $28.4 million for the year ended June 30, 2004 compared to the same period in 2003. However, as a percentage of net revenue, operating expenses were 220 basis points lower for the year ended June 30, 2004 compared to the same period in 2003. The decrease is primarily a result of a decrease of 230 basis points in payroll and employee benefits as a percentage of net revenue for the year ended June 30, 2004 compared to the same period in 2003 as a result of an increase in operational efficiencies, which resulted in less overtime and regular pay to service the increase in net revenue.

For the year ended June 30, 2004, our income from continuing operations was $6.6 million, or $0.30 per diluted share, compared to a loss from continuing operations of $7.4 million, or $0.69 per diluted share for the year ended June 30, 2003. These results reflect the increase in interest expense of $1.4 million primarily related to increased interest rates resulting from the renegotiation of our credit facility in fiscal 2003 and increased amortization of deferred financing costs related to the renegotiation as well as the additional items and factors discussed below.

Net Revenue

A comparison of net revenue by segment is included in the table below (in thousands):

	Years Ended June 30,		$ Change	% Change
	2004	2003
Medical transportation and related services	$452,254	$411,399	$40,855	9.9%
Fire and other	74,349	73,240	1,109	1.5%

Total net revenue	$526,603	$484,639	$41,964	8.7%

Medical Transportation and Related Services — Medical transportation and related service revenue increased $40.9 million, or 9.9%, from $411.4 million for the year ended June 30, 2003 to $452.3 million for the year ended June 30, 2004. This increase is primarily comprised of a $36.1 million increase in same service area revenue attributable to an increase in transports and an increase in rates. Additionally, there was a $5.8 million increase in revenue related to new contracts offset by a $1.1 million decrease related to service areas that were closed in fiscal 2003.

A comparison of transports is included in table below:

	Years Ended June 30,		Transport Change	% Change
	2004	2003
Ambulance transports	1,105,912	1,053,074	52,838	5.0%
Alternative transportation transports	99,351	97,388	1,963	2.0%

Total transports from continuing operations	1,205,263	1,150,462	54,801	4.8%

Transports in areas that we served in both fiscal 2004 and 2003 increased by approximately 42,200 transports. The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, there was an increase of approximately 14,300 transports related to new contracts as well as a decrease of approximately 1,700 transports in a service area closed in fiscal 2003. The net/net average patient charge, or “net/net APC” (defined as gross EMS transport revenue minus provisions for contractual allowances and doubtful accounts), for ambulance transports made in fiscal 2004 was $310 compared to $293 for fiscal 2003. The increase in net/net APC for ambulance transports is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the discontinuation of lower rate contracts and an increase in overall operating efficiencies associated with billing initiatives.

Fire and Other — Fire and other revenue increased $1.1 million, or 1.5%, from $73.2 million for the year ended June 30, 2003 to $74.3 million for the year ended June 30, 2004. The increase is primarily due to an increase in fire subscription revenue of $3.1 million, or 9.6%, as a result of an increase in rates. Forestry and fire fee revenue totaled $3.0 million for the year ended June 30, 2003 as compared to $1.6 million for the year ended June 30, 2004, with the decrease primarily related to the particularly active wildfire season in fiscal 2003 compared to fiscal 2004.

Operating Expenses

Payroll and Employee Benefits — The increase in payroll and employee benefits is primarily related to an increase in transports, which in turn resulted in an increase in regular, overtime and fill-in wages of $9.2 million. In addition, we received a worker’s compensation premium refund of approximately $1.2 million during the year ended June 30, 2003. Payroll and employee benefits’ as a percentage of net revenue was 52.7% and 55.0% for the years ended June 30, 2004 and 2003, respectively, with the decrease resulting primarily from operational efficiencies, which have yielded less overtime and regular pay to service the increase in net revenue.

Provision for Doubtful Accounts — The increase in the provision for doubtful accounts is related to the increase in medical transportation and related service revenue. The provision for doubtful accounts as a percentage of gross ambulance and alternative transportation service fees was 14.6% and 14.8% for the years ended June 30, 2004 and 2003, respectively. This percentage has remained consistent as the mix in the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts has remained stable year over year.

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2004 and 2003 is as follows (in thousands):

	As of June 30,
	2004	2003
Balance at beginning of year	$48,422	$37,966
Provision for doubful accounts - continuing operations	87,268	77,184
Provision for doubful accounts - discontinued operations	4,209	7,862
Write-offs of uncollectible accounts	(80,469)	(74,590)

Balance at end of year	$59,430	$48,422

Depreciation and Amortization — The decrease in depreciation and amortization is primarily due to reduced capital expenditures in recent years as well as certain assets becoming fully depreciated.

Other Operating Expenses — Other operating expenses increased $7.3 million or 6.8%, from $107.6 million to $114.9 million and consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $3.6 million due to increased premium rates in the new policy year, an increase in vehicle related expenses of $1.5 million due to an aging fleet of ambulances and an increase in fuel costs, as well as general increases in other operating expense categories.

Restructuring and Other — Fiscal 2003 included the reversal of restructuring charges of $1.4 million originally recorded in fiscal 2001. The restructuring charge recorded in fiscal 2001 included $1.5 million for severance, lease termination and other costs relating to an under performing service area that we had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, we reversed $0.2 million of previously accrued lease termination costs relating to the extension period, which was reflected as a credit to restructuring and other in the consolidated statement of operations for fiscal 2002. The operating environment in this service area improved, and in November 2002 we were awarded a new multi-year contract. As a result, the remaining reserve of $1.3 million was released to income during fiscal 2003. In addition to this reversal, several other individually insignificant adjustments were made to prior restructuring charges in fiscal 2003.

A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	Severance Costs	Lease Termination Costs	Other Exit Costs	Total
Balance at July 1, 2002	$757	$1,514	$32	$2,303
Fiscal 2003 usage	(29)	(207)	(71)	(307)
Adjustments	(728)	(732)	39	(1,421)

Balance at June 30, 2003	—	575	—	575
Fiscal 2004 usage	—	(212)	—	(212)

Balance at June 30, 2004	$—	$363	$—	$363

The restructuring reserve as of June 30, 2004 relates to lease termination costs for which payments will be made through December 2006.

Interest Expense — The balance on our credit facility was $152.6 million at June 30, 2004 as compared to $152.4 million at June 30, 2003. The average rate charged on the credit facility, including additional amounts accrued due to noncompliance with covenants, was 8.92% for the year ended June 30, 2004 compared to 8.25% for the year ended June 30, 2003. The change in interest rate accounts for an increase of approximately $1.0 million in interest expense. Amortization of deferred financing costs totaled $2.8 million for the year ended June 30, 2004 as compared to $2.0 million for the year ended June 30, 2003. Amortization of deferred financing costs in the year ended June 30, 2004 includes amortization of costs incurred relating to the 2002 Amended Credit Facility, the 2003 Second Amended and Restated Credit Facility and the Senior Notes. Additionally, upon negotiation of the 2003 Second Amended and Restated Credit Facility, the amortization period of the costs associated with the 2002 Amended Credit Facility was extended through December 31, 2006. See further discussion of the 2003 Second Amended and Restated Credit Facility in “Liquidity and Capital Resources.”

Minority Interest — The decrease in minority interest is a result of the net loss at our joint venture for the year ended June 30, 2004 as compared to net income generated for the year ended June 30, 2003. The loss in current year is primarily a result of an increase in general, auto and professional insurance expense of approximately $0.6 million and an increase in payroll and payroll related costs of approximately $1.3 million.

Income (Loss) From Discontinued Operations — During fiscal 2004 we ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold as we continue to dispose of non-core businesses and one of which was due to the city converting the service area to a fire district. The results of these service areas for the years ended June 30, 2004 and 2003 are included in income (loss) from discontinued operations. Net revenue for discontinued medical transportation and related service areas totaled approximately $13.1 million and $30.4 million for the years ended June 30, 2004 and 2003, respectively. These service areas generated a loss of approximately $1.1 million in the year ended June 30, 2004 and net income of approximately $3.1 million in the year ended June 30, 2003.

Net revenue for discontinued fire and other service areas totaled approximately $3.4 million and $5.1 million for the years ended June 30, 2004 and 2003, respectively. These service areas generated net income of approximately $0.6 million and $0.7 million in the years ended June 30, 2004 and 2003, respectively.

On June 18, 2004, we entered into an agreement to sell one of our fire and other service areas, which is included in discontinued operations as of June 30, 2004. Net revenue totaled approximately $0.3 million for both years ended June 30, 2004 and 2003. This service area generated net income of approximately $0.2 million for both years ended June 30, 2004 and 2003.

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

Medical transportation and related service revenue relating to our Latin American operations totaled $2.1 million for the year ended June 30, 2003. Fire and other revenue for these operations totaled $0.3 million for the year ended June 30, 2003. Our Latin American operations generated a loss of $0.2 million for the year ended June 30, 2003.

Year Ended June 30, 2003 Compared To Year Ended June 30, 2002

Overview

The following table sets forth a comparison of certain items from our statements of operations for the years ended June 30, 2003 and 2002. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands):

	Years Ended June 30,
	2003	% of Net Revenue	2002	% of Net Revenue	$ Change	% Change
Net revenue	$484,639	100.0%	$453,151	100.0%	$31,488	6.9%

Operating expenses:
Payroll and employee benefits	266,713	55.0%	250,724	55.3%	15,989	6.4%
Provision for doubtful accounts	77,184	15.9%	70,689	15.6%	6,495	9.2%
Depreciation and amortization	12,587	2.6%	14,443	3.2%	(1,856)	-12.9%
Other operating expenses	107,574	22.2%	96,581	21.3%	10,993	11.4%
Restructuring charge and other	(1,421)	-0.3%	(626)	-0.1%	(795)	127.0%

Total expenses	462,637	95.5%	431,811	95.3%	30,826	7.1%

Operating income	22,002	4.5%	21,340	4.7%	662	3.1%
Interest expense	(28,012)	-5.8%	(25,462)	-5.6%	(2,550)	10.0%
Interest income	197	0.0%	644	0.1%	(447)	-69.4%

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(5,813)	-1.2%	(3,478)	-0.8%	(2,335)	67.1%
Income tax (provision) benefit	(118)	0.0%	2,531	0.6%	(2,649)	-104.7%
Minority interest	(1,507)	-0.3%	(750)	-0.1%	(757)	100.9%

Loss from continuing operations before cumulative effect of change in accounting principle	(7,438)	-1.5%	(1,697)	-0.4%	(5,741)	338.3%
Income from discontinued operations	16,404	3.4%	3,046	0.7%	13,358	438.5%

Income before cumulative effect of change in accounting principle	8,966	1.9%	1,349	0.3%	7,617	564.6%
Cumulative effect of change in accounting principle	—	—	(49,513)	-11.0%	49,513	-100.0%

Net income (loss)	$8,966	1.9%	$(48,164)	-10.6%	$57,130	-118.6%

We generated net revenue of $484.6 million for the year ended June 30, 2003 compared to $453.2 million for the year ended June 30, 2002. The overall increase in revenue of $31.4 million for fiscal 2003 compared to fiscal 2002 was offset by an increase in total operating expenses of $31.0 million for fiscal 2003 compared to fiscal 2002. Of the $31.0 million increase in net revenue, approximately $4.5 million is due to an increase in transports, and approximately $21.9 million is due to an increase in rates. The increase in operating expenses was primarily a result of an increase in payroll expenditures of $15.9 million due to general wage increases and overtime costs, increased other operating costs of $11.0 million primarily resulting from increased general insurance costs due to increased claims and premium rates, and an increase in provision for doubtful accounts of $6.5 million as a result of the increase in medical transportation and related service revenue.

For the year ended June 30, 2003, our loss from continuing operations before cumulative effect of change in accounting principal was $7.4 million, or $0.69 per diluted share, compared to a loss from continuing operations of $1.7 million or $0.11 per diluted share for the year ended June 30, 2002. These results reflect the increase in interest expense of $2.6 million primarily related to increased interest rates resulting from the renegotiation of our credit facility in fiscal 2003 and increased amortization of deferred financing costs related to the renegotiation, as well as the additional items and factors discussed below.

In addition, we recorded an income tax benefit of $2.5 million in fiscal 2002 compared to an income tax expense of $0.2 million in fiscal 2003. The benefit recorded in fiscal 2002 was a result of federal income tax refunds of $0.6 million resulting from legislation enacted in 2002 that allowed us to carry back a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt.

Net Revenue

A comparison of net revenue by segment is included in the table below (in thousands):

	Years Ended June 30,		$ Change	% Change
	2003	2002
Medical transportation and related services	$411,399	$385,995	$25,404	6.6%
Fire and other	73,240	67,156	6,084	9.1%

Total net revenue	$484,639	$453,151	$31,488	6.9%

Medical Transportation and Related Services — The increase in medical transportation and related services is primarily comprised of a $28.3 million increase in same service area revenue attributable to overall rate increases, enhanced call screening procedures and other factors. Additionally, there was a $3.3 million increase in revenue related to two new 911 contracts that began during fiscal 2003 offset by a $2.0 million decrease related to the loss of the 911 contract in Arlington, Texas and a $4.2 million decrease related to service areas that were closed in fiscal 2002.

A comparison of transports is included in the table below:

	Years Ended June 30,		Transport Change	% Change
	2003	2002
Ambulance transports	1,053,074	1,037,103	15,971	1.5%
Alternative transportation transports	97,388	142,610	(45,222)	-31.7%

Total transports from continuing operations	1,150,462	1,179,713	(29,251)	-2.5%

Transports in areas that we served in both fiscal 2003 and 2002 decreased by approximately 18,000 transports. Additionally, there was an increase of 6,000 transports related to two 911 contracts that began during fiscal 2003 offset by a 4,000 transport decrease related to the loss of the 911 contract in Arlington and a 13,000 transport decrease related to service areas which were closed in fiscal 2002. The net/net APC for ambulance transports made in fiscal 2003 was $293 compared to $277 for fiscal 2002. The increase in net/net APC for ambulance transports is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the discontinuance of lower rate contracts and an increase in overall operating efficiencies associated with payroll and billing initiatives.

Fire and Other — Fire protection services revenue increased primarily due to rate and utilization increases in our subscription fire programs of $2.6 million, rate increases on existing and additional fire contracts of $1.5 million and a $0.7 million increase in wild land fire services revenue. We experienced a particularly active wildfire season in the fiscal year ended June 30, 2003. Additionally there was an increase of $1.3 million in other revenue relating to revenues from dispatch, fleet, billing, training and home health care services.

Operating Expenses

Payroll and Employee Benefits — The increase in payroll and employee benefit expenses is primarily related to an increase in regular, overtime and fill-in wages of $6.2 million, an increase in vacation expense of $2.0 million, an increase in 401(k) expense of $1.5 million as a result of the company not contributing to the 401(k) plan in fiscal 2002 and increased health insurance costs of $2.5 million primarily due to increased health insurance claims, partially offset by a worker’s compensation premium refund of approximately $1.2 million received during 2003.

Provision for Doubtful Accounts — The increase in the provision for doubtful accounts is primarily related to the increase in medical transportation and related service revenue. The provision for doubtful accounts as a percentage of gross ambulance and alternative transportation service fees was 14.8% and 14.6% for the years ended June 30, 2003 and 2002, respectively. This percentage has remained consistent as the mix in the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts has remained stable year over year.

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2003 and 2002 is as follows (in thousands):

	As of June 30,
	2003	2002
Balance at beginning of year	$37,966	$60,812
Provision for doubful accounts - continuing operations	77,184	70,689
Provision for doubful accounts - discontinued operations	7,862	7,191
Write-offs of uncollectible accounts	(74,590)	(100,726)

Balance at end of year	$48,422	$37,966

Depreciationand Amortization — The decrease in depreciation and amortization is primarily due to reduced capital spending in recent years as well as certain assets becoming fully depreciated.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees. The increase in other operating expenses is primarily due to increases in general liability insurance expenses of $5.1 million due to increased premium rates, professional fees of $1.3 million related to the amendment of our credit facility on September 30, 2002 and general increases in other operating expense categories.

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

A summary of activity in the restructuring reserve, which is included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	Severance Costs	L ease Termination Costs	Other Exit Costs	Total
Balance at July 1, 2001	$1,834	$3,234	$1,101	$6,169
Fiscal 2002 usage	(1,025)	(1,172)	(951)	(3,148)
Adjustments	(52)	(548)	(118)	(718)

Balance at June 30, 2002	757	1,514	32	2,303
Fiscal 2003 usage	(29)	(207)	(71)	(307)
Adjustments	(728)	(732)	39	(1,421)

Balance at June 30, 2003	$—	$575	$—	$575

The restructuring reserve as of June 30, 2003 relates to lease termination costs for which payments will be made through December 2006.

Interest Expense — The increase in interest expense was primarily due to increased interest rates resulting from the renegotiation of our credit facility in September 2002. Amortization of deferred financing costs totaled $2.0 million for the year ended June 30, 2003 compared to $0.7 million for the year ended June 30, 2002. See further discussion of the 2002 Amended Credit Facility in “Liquidity and Capital Resources.”

Interest Income — The decrease in interest income relates to $0.5 million of income received in conjunction with an income tax refund that was included in the results for the year ended June 30, 2002.

Income Taxes — The income tax benefit in 2002 resulted from federal income tax refunds of $0.6 million resulting from legislation that allowed us to carry back a portion of our net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition had been deferred until receipt. We did not recognize the future income tax benefits attributable to our domestic net operating losses in either 2003 or 2002 as it is more likely than not that the related benefits will not be realized.

Income From Discontinued Operations — During fiscal 2004, we ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold as we continue to dispose of non-core businesses and one of which was due to the city converting the service area to a fire district. The results of these service areas for the years ended June 30, 2003 and 2002 are included in income from discontinued operations. Net revenue for discontinued medical transportation and related service areas totaled approximately $30.4 million and $30.7 million for the years ended June 30, 2003 and 2002, respectively. These service areas generated income of approximately $3.1 million and $0.9 million for the years ended June 30, 2003 and 2002, respectively.

Net revenue for discontinued fire and other service areas totaled approximately $5.1 million and $4.8 million for the years ended June 30, 2003 and 2002, respectively. These service areas generated net income of approximately $0.7 for each of the years ended June 30, 2003 and 2002.

On June 18, 2004, we entered into an agreement to sell one of our fire and other service areas which is included in discontinued operations as of June 30, 2004. Net revenue totaled approximately $0.4 million for each of the years ended June 30, 2003 and 2002. This service area generated net income of approximately $0.2 for each of the years ended June 30, 2003 and 2002.

Due to deteriorating economic conditions and the continued devaluation of the local currency, we reviewed our strategic alternatives with respect to the continuation of operations in Latin America, including Argentina and Bolivia, and determined that we would benefit from focusing on our domestic operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of net liabilities. The gain on the disposition of our Latin American operations totaled $12.5 million and is included in income from discontinued operations for the year ended June 30, 2003. Medical transportation and related service revenue related to our Latin American operations totaled $2.1 million and $23.9 million for the years ended June 30, 2003 and 2002, respectively. Fire and Other revenue related to our Latin American operations totaled $0.3 million and $1.5 million for the years ended June 30, 2003 and 2002, respectively. Our Latin American operations generated a net loss of $0.2 million through September 27, 2002 and net income of $1.0 million for the year ended June 30, 2002.

Cumulative Effect of Change in Accounting Principle — We adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Under the transitional provisions of SFAS 142, we performed impairment tests on the net goodwill and other intangible assets associated with each of our reporting units with the assistance of independent valuation experts and determined that a transitional goodwill impairment charge of $49.5 million, both before and after tax, was required. The impairment charge primarily related to our domestic medical transportation and related services segment.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flow from operations as well as existing cash balances. At June 30, 2004, we had cash of $16.4 million. Our liquidity needs are primarily to service our long-term debt and fund our working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

We do not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, we will seek to refinance the credit facility with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In order to improve cash flow from operations, we plan to target a variety of areas for growth and cash flow improvement, including:

•	Organic Growth:

We have targeted select new 911 ambulance contracts in regions with aging populations and forecasted population growth. Positive growth continues in existing local and regional service areas, including our focus on contract renewals, general rate increases and overall efforts to maximize operational efficiencies.

•	Billing and Collections:

We have implemented new initiatives to enhance our cash flow performance and streamline the ambulance billing process, including the use of software designed to create added controls over the day-to-day flow of claims, creating systems to improve the return on difficult-to-collect accounts and placing a higher priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

•	Operational Efficiencies:

We continue to emphasize the importance of creating operations and administrative efficiencies that will result in cost savings and improved margins. One area of focus relates to improving the efficiency of work force scheduling in order to minimize unscheduled overtime among our EMS and fire personnel, who represent the majority of our work force. In fiscal 2004, we began implementing a customized software program that more fully automates the work scheduling process. Another area of focus is workplace health and safety. In fiscal 2004, our efforts included the introduction of facility audits, new EMS based driver development programs and enhanced driver safety criteria.

If we fail to generate sufficient cash flow from operations, we will need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

We believe that cash flow from operations coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through June 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

During the year ended June 30, 2004, we generated net income of $6.2 million compared with net income of $9.0 million for the year ended June 30, 2003. Net income for the year ended June 30, 2003 included a non-cash gain on the disposal of our Latin American operations of $12.5 million and a $1.4 million non-cash reversal of restructuring charges. Cash provided by operating activities totaled $14.5 million for the year ended June 30, 2004 and $13.1 million for the year ended June 30, 2003. At June 30, 2004, we had cash of $16.4 million, total debt of $305.6 million and a stockholders’ deficit of $192.2 million. Our total debt at June 30, 2004 primarily consists of $149.9 million of our 7 7/8% Senior Notes due March 15, 2008 and $152.6 million outstanding under our credit facility.

Throughout the year, we periodically experience significant outflows of cash. These outflows include our $5.9 million, semi-annual interest payments on our Senior Notes (these payments are due March 15 and September 15 through March 2008), as well as interest payments on our credit facility of approximately $1.1 million per month. In addition, annual workers’ compensation and general liability insurance premiums are paid in the fourth quarter of the fiscal year. These deposits totaled $7.2 million and $5.4 million in fiscal 2004 and 2003, respectively. Historically we have also paid a discretionary employer 401(k) matching contribution and management incentive bonuses, generally in the second quarter of the fiscal year. These payments totaled $3.9 million and $1.9 million in fiscal 2004 and 2003, respectively.

The table below summarizes cash flow information for the years ended June 30, 2004, 2003 and 2002 (in thousands):

	Years Ended June 30,
	2004	2003	2002
Net cash provided by operating activities	$14,501	$13,146	$9,634
Net cash used in investing activities	(8,421)	(7,582)	(5,832)
Net cash used in financing activities	(2,269)	(3,659)	(3,170)

Operating activities - Cash provided by operating activities for the year ended June 30, 2004 primarily relates to net income of $6.2 million and depreciation and amortization of $12.3 million offset by the growth in accounts receivables of $4.9 million. The growth in receivables is primarily related to new service areas and transport growth in fiscal 2004 as compared to fiscal 2003.

Cash provided by operating activities for the year ended June 30, 2003 primarily relates to net income of $9.0 million and depreciation and amortization of $13.3 million offset by the non-cash portion of the gain on disposition of our Latin American operations of $13.7 million and a decrease in accrued and other liabilities of $3.3 million. The decrease in accrued and other liabilities is a result of timing of payments on several accruals including the usage of general liability and workers’ compensation claim reserves.

Cash provided by operating activities for the year ended June 30, 2002 primarily relates to a net loss of $48.2 million which includes the cumulative effect of change in accounting principal of $49.5 million. Other significant components of cash provided by operating activities include depreciation and amortization of $16.2 million offset by a decrease in accrued and other liabilities of $9.9 million. The decrease in accrued and other liabilities is a result of timing of payments on several accruals including the usage of general liability and workers’ compensation claim reserves.

Accounts receivable, net of the allowance for doubtful accounts, was $65.3 million and $60.4 million as of June 30, 2004 and 2003, respectively. The increase in net accounts receivable is primarily due to increased ambulance transports, rate increases, billings on new contracts and the timing of billings and collections. Days sales outstanding, calculated on a year to date basis, was 42 days and 44 days at June 30, 2004 and 2003, respectively. The allowance for doubtful accounts increased from approximately $48.4 million at June 30, 2003 to approximately $59.4 million at June 30, 2004, primarily as a result of the increase in revenue.

Average daily cash deposits totaled $1.8 million for both years ended June 30, 2004 and 2003, respectively. We experience several variables regarding the timing and amount of cash collected during any period. See further discussion of those variables in “Risk Factors – We depend on reimbursements by third-party payers and individuals.” While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

Investing activities – Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $8.6 million and $9.4 million for the years ended June 30, 2004 and 2003, respectively.

Financing activities – Cash used in financing activities primarily relates to repayments on debt and capital lease obligations as well as cash paid for debt modification costs and distributions to minority shareholders. Cash used in financing activities for the year ended June 30, 2004 includes a $1.0 million payment on our credit facility related to asset sale proceeds as required under the 2002 amendment to the credit facility and $1.2 million of principal payments on other debt and capital lease obligations.

We had working capital of $10.3 million at June 30, 2004, including cash of $16.4 million, compared to working capital of $1.6 million, including cash of $12.6 million, at June 30, 2003. The increase in working capital is primarily related to the increase in receivables due to increased transports, rate increases, billings on new contracts and the timing of billings and collections.

On June 10, 2004, our stockholders voted to amend our certificate of incorporation to authorize 17.0 million new shares of common stock at our annual meeting. On June 30, 2004 we settled our Series B Shares and Series C redeemable nonconvertible participating preferred stock (the “Series C Shares”) by issuing 4,955,278 shares of common stock to our lenders.

Long Term Debt

Credit Facility:

1998 Revolving Credit Facility – In March 1998, we entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on us meeting certain financial covenants.

Non-Compliance with Covenants under the 1998 Revolving Credit Facility – In December 1999, we were not in compliance with the total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio covenants contained in the original credit facility. We received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required us to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required us to make unscheduled principal payments totaling $5.2 million.

2002 Amended Credit Facility/Issuance of Series B Shares – As discussed in Note 11 to our consolidated financial statements, we were not in compliance with the total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio covenants contained in our credit facility at June 30, 2002. Effective September 30, 2002, we entered into the 2002 Amended Credit Facility with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7% and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with our business levels and outlook at that time.

In consideration for the amendment, we paid the lenders an amendment fee of $1.2 million as well as issued 211,549 of our Series B Shares. On June 30, 2004, we settled the Series B Shares by the issuance of 2,115,490 common shares. See further discussion on the Series B Shares at Note 13.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totalled $2.3 million and $3.6 million as of June 30, 2004 and 2003, respectively.

Non-Compliance with Covenants under the 2002 Amended Credit Facility – As a result of a restatement to the consolidated financial statements for years prior to 2003, we were not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of our Form 10-Q for the quarter ended March 31, 2003, thereby causing us to fall out of compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

2003 Amended Credit Facility/Issuance of Series C Shares – We entered into an amended credit facility, effective September 30, 2003, with our lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with our current business levels. We also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, we paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 of our Series C Shares. On June 30, 2004, we settled the Series C Shares by the issuance of 2,839,788 common shares. See further discussion on the Series C Shares at Note 13.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee plus the estimated fair value of the Series C shares at the time of issuance of $3.4 million were capitalized as debt issue costs and will be amortized to interest expense over the term of the amended agreement. Professional fees and other related costs of $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.0 million at June 30, 2004.

For the year ended June 30, 2004, the weighted average interest rate on credit facility borrowings was approximately 8.92%. At June 30, 2004, there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility. The terms of the 2003 Amended Credit Facility do not permit additional borrowings thereunder.

Current Covenants – The 2003 Amended Credit Facility includes various non-financial covenants similar in scope to those included in the 1998 Revolving Credit Facility. These covenants include restrictions on additional indebtedness, liens, investments, mergers and acquisitions, asset sales and other matters. The 2003 Amended Credit Facility includes extensive financial reporting obligations and provides that an event of default occurs should we lose customer contacts in any fiscal quarter with an aggregate earnings before interest, taxes, depreciation and amortization (“EBITDA”) contribution of $5.0 million or more (net of anticipated EBITDA contribution from new contracts). The revised financial covenants and levels achieved by us are presented below:

Financial Covenant	Period Covered By Covenant	Level Specified in Agreement	Level Achieved for Specified Period

Debt leverage ratio	Nine months ended June 30, 2004, annualized	< 7.45	6.41
Minimum tangible net worth	At June 30, 2004	< $280.0 million deficit	$244.7 million deficit
Fixed charge coverage ratio	Nine months ended June 30, 2004, annualized	> 1.05	1.23
Limitation on capital expenditures	Cumulative for fiscal year 2004	< $11.0 million	$8.6 million
Annual operating lease expense to consolidated net revenue	Nine months ended June 30, 2004, annualized	< 3.1%	2.2%

We must achieve the following levels of compliance at September 30, 2004: a total debt leverage ratio of less than 7.53; a minimum tangible net deficit of less than $280.0 million; a fixed charge coverage ratio of at least 1.03; annual capital expenditures less than $11.5 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

Senior Notes:

In March 1998, we issued $150.0 million of 7 7/8% Senior Notes due March 15, 2008 (the “Senior Notes”). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. We incurred expenses related to the offering of approximately $5.3 million and are amortizing such costs over the term of the Senior Notes. The Senior Notes are general unsecured obligations of the Company and are unconditionally guaranteed on a joint and several basis by substantially all of our domestic wholly owned current and future subsidiaries. The Senior Notes contain certain covenants that, among other items, limit our ability to incur certain indebtedness, sell assets or enter into certain mergers or consolidations.

Restrictions on Debt and Equity Financing

The terms of our 2003 Amended Credit Facility do not permit additional borrowings there under. In addition, the 2003 Amended Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender.

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we may be limited in our ability to pursue additional debt or equity financing. See “Risk Factors — We may not be able to generate sufficient operating cash flow.”

If we fail to remain in compliance with financial and other covenants set forth in the 2003 Amended Credit Facility, we will also be in default under our Senior Notes. A default under the Senior Notes or 2003 Amended Credit Facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There can be no assurance that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operations and our existing cash resources prove to be inadequate. As discussed above, we will not have access to additional borrowings under such facility. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, among other things, issuance of equity securities or the conversion of all or a portion of our existing debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Insurance Programs

Many of our operational contracts, as well as laws in certain of the areas where we operate, require that we carry specified amounts of insurance coverage. Additionally, in the ordinary course of our business, we are subject to accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. In order to minimize our risk of exposure, and to comply with such legal and contractual requirements, we carry a broad range of insurance policies, including comprehensive general liability, automobile, property damage, professional, workers’ compensation and other lines of coverage. We typically renew each of these policies annually and purchase limits of coverage at levels we believe are appropriate, taking into account historical and projected claim trends, reasonable protection of our assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained by us may be achieved through a combination of primary policies, excess policies and self-insurance. See “Risk Factors — Claims against us could exceed our insurance coverage and we may not have coverage for certain claims.”

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, within our level of retention based on currently available information as well as our historical claims experience. See “Risk Factors – Our claim reserves may prove inadequate.”

We engage third-party administrators (“TPAs”), to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. We periodically review the claim reserves established by the TPAs and engage independent actuaries to assist with the evaluation of the adequacy of our reserves on an annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

Since fiscal year 2000, we have experienced a substantial rise in the costs associated with our insurance program, including total premium costs, fees for TPAs to process claims, brokerage costs and other risk management expenses. These increases have primarily resulted from an increase in insurance premiums, our historical claim trends and the general increase in costs of claims and related litigation. See “Risk Factors — We have experienced material increases in the cost of our insurance and surety programs and in related collateralization requirements.”

General Liability - We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies.” These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. See “Risk Factors – Our claim reserves may prove inadequate.”

A summary of activity in our general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$13,935	$15,433	$19,715
Provision charged to other operating expense	7,020	4,506	2,442
Claim payments charged against the reserve	(5,219)	(6,004)	(6,724)

Balance at end of year	$15,736	$13,935	$15,433

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Cash deposits relating to our general liability program totaled $5.1 million at June 30, 2004 of which $2.4 million is included in prepaid expenses and other and $2.7 million is included in insurance deposits. Cash deposits relating to our general liability program totaled $2.9 million at June 30, 2003 of which $1.8 million is included in prepaid expenses and other and $1.1 million is included in insurance deposits.

Our general liability policies corresponding with fiscal years 2001 and 2002 were issued by Legion. Legion’s obligations under such policies were reinsured by Transatlantic Reinsurance Company (“Transatlantic”), an unrelated insurance carrier that was identified and approved by us. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while Transatlantic was an A++ rated carrier. Under this policy, Legion’s obligation (as well as that of Transatlantic) to pay covered losses commences once we satisfy our aggregate retention limits for the respective policy years. We have met our aggregate retention limit with respect to the policy corresponding to fiscal 2001. Pursuant to this policy, Legion (and Transatlantic) is obligated to fund all claim-related payments in excess of our retention limits.

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). On May 19, 2004, the Department, on behalf of Legion, Transatlantic, and Rural/Metro executed an Assumption Reinsurance and Substitution Agreement (the “Agreement”), whereby Transatlantic agreed to assume Legion’s obligations on the policies and be substituted as the primary insurance carrier on such policies. The Court approved the Agreement on May 26, 2004. As a result of the Agreement, Transatlantic will pay 70% of all claims and we will pay the remaining 30%. Our portion of this liability, which has been based on an actuarial calculation, has been included in the reserve for general liability claims as of June 30, 2004.

Workers’ Compensation - We have historically maintained insurance policies for workers’ compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. We also engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated, See “Risk Factors – Our claim reserves may prove inadequate.”

A summary of activity in our workers’ compensation claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$11,255	$15,924	$14,944
Provision charged to payroll and employee benefits	—	—	7,318
Claim payments charged against the reserve	(3,165)	(4,669)	(6,338)

Balance at end of year	$8,090	$11,255	$15,924

Effective May 1, 2002, we began fully insuring our workers’ compensation coverage and no longer retain any of the related obligations. We are, however, subject to retrospective premium adjustments should losses exceed previously established limits. As a result of this change in coverage, we no longer establish reserves for claims incurred subsequent to April 30, 2002. We were subject to a premium payroll audit of the policy year that began May 1, 2002 which resulted in a refund of premiums of approximately $1.2 million.

Certain insurers require us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Additionally, we have also been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to our workers’ compensation program totaled $6.6 million at June 30, 2004 all of which is included in insurance deposits. Cash deposits relating to our workers’ compensation program totaled $6.8 million at June 30, 2003 all of which is included in insurance deposits.

During fiscal years 1992 through 2001, we purchased certain portions of our workers’ compensation coverage from Reliance. At the time we purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, we provided Reliance with various amounts and forms of collateral to secure our performance under the respective policies as was customary at the time. As of June 30, 2004 and 2003, we had $3.0 million of cash on deposit with Reliance, which is included in insurance deposits. We also have provided Reliance with letters of credit totaling $2.5 million and $3.5 million as of June 30, 2004 and 2003, respectively, which mature on December 31, 2004, and surety bonds totaling $2.6 million and $2.9 million as of June 30, 2004 and 2003, respectively.

On October 3, 2003, the Department placed Reliance into liquidation. Under a recently enacted Pennsylvania law (Act 46 of 2004, or “Act 46”), it is our understanding that cash on deposit with Reliance will be returned to us on or before the date that all related claims have been satisfied, so long as we have met our claim payment obligations within our retention limits under the related policies. Under Act 46, our cash cannot be used by the Reliance estate as a general asset but must be used in connection with our claims. Based on the information currently available, we believe that the cash on deposit with Reliance is fully recoverable and will either be returned to us or used by the liquidator, with our prior consent, to pay claims on our behalf. In the event that we are unable to access the funds on deposit with Reliance or the Reliance liquidator refuses to refund such deposits, such deposits may become impaired. Additionally, Reliance’s liquidation could put our workers’ compensation insurance coverage at risk for the related policy years; however, based upon information currently available, we believe that either Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, we may be required to fund the related workers’ compensation claims for the applicable policy years. Our inability to access the funds on deposit with Reliance or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

During fiscal 2002, we purchased certain portions of our workers’ compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (“Mutual Indemnity”), a Legion affiliate. That policy required us to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of June 30, 2004 and 2003, we had net deposits with respect to this coverage totaling $3.0 million and $3.3 million, respectively, which are included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as us. It is our understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. We are actively participating in the Court proceedings to cause such a trust account or other mechanism to be created and to operate so as to fully cover all our deductible obligations as originally intended and to return to us any remaining deposit balance once all related claims have been closed. Even assuming such trust accounts are not created, under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from us. Therefore, based on the information currently available, we believe that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to us or used to pay claims on our behalf. In the event that we, or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, we may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. Our inability to access the funds on deposit with Mutual Indemnity or obtain state guaranty fund coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows. In fiscal 2003 and 2004, the Legion liquidator ordered our TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds whom will be administering these claims. We have reserves in the amount of approximately $3.6 million and $4.4 million as of June 30, 2004 and 2003, respectively, relating to these claims as well as deposits in the amount of approximately $3.0 million and $3.3 million as of June 30, 2004 and 2003, respectively. Since these claims are not in our control, we may not be able to obtain current information as to the settlement of these claims and to the use of our deposits to satisfy these claims. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

Indemnifications

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct or breach of representations and warranties and covenants.

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to; (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or transition to a new service provider. With respect to such surety bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

We provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance which should enable us to recover a portion of any future amounts paid.

In addition to the above, from time to time we provide standard representations and warranties to counterparties in contracts in connection with sales of our securities and the engagement of financial advisors and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

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

Nasdaq Listing

Dating back to May 22, 2003, we have had periodic correspondence with the Nasdaq regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. Most recently, on July 12, 2004 we received notice from the Nasdaq Listing Qualifications Panel that we do not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the open of business on July 13, 2004, our common stock began trading on the OTCBB. On July 21, 2004, we requested the Listing Council to review the Listing Qualification Panel’s decision. We are currently awaiting a decision from the Listing Council.

Effects of Inflation and Foreign Currency Exchange Fluctuations

As a result of the sale of our Latin American operations in September 2002, we no longer have operations located outside the United States. Additionally, inflation has not had a significant impact on our business.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2004 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Credit facility	$152,555	$—	$152,555	$—	$—
Senior Notes	149,904	—	—	149,904	—
Capital leases and note payable	3,093	1,494	1,493	15	92
Operating leases	43,396	8,224	12,839	7,895	14,437

Total contractual cash obligations	$348,948	$9,718	$166,887	$157,814	$14,529

Other Commitments	Amount of Commitment Expiration By Period
Standby letters of credit	$2,500	$2,500	$—	$—	$—

Surety bonds	$9,091	$9,032	$59	$—	$—

Self-insurance retention obligations	$4,575	$3,575	$1,375	$—	$—

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2004 and 2003 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude amounts applicable to our Latin American operations that were disposed of in September 2002 and other service areas classified as discontinued operations.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$128,655	$130,904	$134,252	$132,792
Operating income	9,005	9,532	8,919	8,071
Income from continuing operations	660	2,068	2,014	1,814
Net income	606	2,175	2,167	1,263
Basic income (loss) from continuing operations applicable to common stock per share	$(0.04)	$(0.01)	$(0.01)	$0.60
Basic income (loss) per share	$(0.04)	$(0.01)	$(0.00)	$0.57
Diluted income (loss) from continuing operations applicable to common stock per share	$(0.04)	$(0.01)	$(0.01)	$0.08
Diluted income (loss) per share	$(0.04)	$(0.01)	$(0.00)	$0.06

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$120,621	$119,534	$121,636	$122,848
Operating income	5,934	6,551	7,598	1,919
Loss from continuing operations	(882)	(1,413)	(164)	(4,979)
Net income (loss)	12,753	(252)	535	(4,070)
Basic loss from continuing operations applicable to common stock per share (1)	$(0.06)	$(0.16)	$(0.08)	$(0.39)
Basic income (loss) per share (1)	$0.80	$(0.09)	$(0.05)	$(0.33)
Diluted loss from continuing operations applicable to common stock per share (1)	$(0.06)	$(0.16)	$(0.08)	$(0.39)
Diluted income (loss) per share (1)	$0.80	$(0.09)	$(0.05)	$(0.33)

(1)

As described in Note 2 to our consolidated financial statements, we restated our earnings per share amounts for the fiscal year ended June 30, 2003 as well as for certain interim periods in fiscal 2003 as a result of the issuance of EITF 03-6 in March 2004 which clarified the use of the “two-class” method. As a result, basic and diluted earnings per share for the quarter ended June 30, 2003 decreased by ($0.03) per share. On June 30, 2004, the Series B and Series C Shares were settled by the issuance of 4,955,278 common shares.

RISK FACTORS

The following risk factors, in addition to those discussed elsewhere herein should be carefully considered in evaluating us and our business.

We have significant indebtedness.

As of June 30, 2004, we had approximately $305.6 million of consolidated indebtedness, consisting primarily of $149.9 million of 7 7/8% Senior Notes due March 15, 2008 and $152.6 million outstanding under our 2003 Amended Credit Facility, which is due December 31, 2006.

Our ability to service our indebtedness depends on our future operating performance, which is affected by various factors including regulatory, industry, economic and competitive conditions, and other factors, many of which are beyond our control. We may not generate sufficient funds to enable us to service our indebtedness and failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our 2003 Amended Credit Facility also contains restrictive covenants and requires us to meet certain financial tests, including a total debt leverage ratio, a minimum tangible net worth amount and a fixed charge coverage ratio. Our ability to satisfy those covenants can be affected by events both within and beyond our control, and we may be unable to meet these covenants.

A breach of any of the covenants or other terms of our indebtedness could result in an event of default under our 2003 Amended Credit Facility or Senior Notes or both, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to generate sufficient operating cash flow.

Despite significant net losses in fiscal 2002, 2001 and 2000, our restructuring efforts have enabled us to self-fund our operations since March 2000 from existing cash reserves and operating cash flow. However, we may be unable to sustain our targeted levels of operating cash flow. Our ability to generate operating cash flow will depend upon various factors, including regulatory, industry, economic, competitive and other factors, many of which are beyond our control. Because of our significant indebtedness, a substantial portion of our cash flow from operating activities is dedicated to debt service and is not available for other purposes. The terms of our 2003 Amended Credit Facility do not permit additional borrowings there under. In addition, the 2003 Amended Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender.

If we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we will need to pursue additional debt or equity financing. Any such financing may not be available on terms acceptable to us, or at all. If we issue equity securities in connection with any such arrangement, the percentage ownership of our current stockholders could be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. Failure to generate adequate operating cash flow could have a material adverse effect on our business, financial condition and results of operations.

We depend on reimbursements by third-party payers and individuals.

We receive a substantial portion of payments for our medical transportation services from third-party payers, including Medicare, Medicaid, and private insurers. We received approximately 90% of our medical transportation fee collections from such third party payers during the year ended June 30, 2004, including approximately 28% from Medicare. In the year ended June 30, 2003, we received 90% of medical transportation fee collections from these third parties, including 27% from Medicare.

The reimbursement process is complex and can involve lengthy delays. From time to time, we experience these delays. Third-party payers are continuing their efforts to control expenditures for health care, including proposals to revise reimbursement policies. We recognize revenue when we provide medical transportation services; however, there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts are not reimbursable or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews or investigations by governmental agencies of matters such as compliance with billing regulations. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have experienced a substantial rise in the costs associated with both our insurance and surety bonding programs in comparison to prior years. We have experienced significant increases both in the premiums we have had to pay, and in the collateral or other advance funding required. We also have increased our deductible and self-insurance retentions under several coverages. Many counties, municipalities, and fire districts also require us to provide a surety bond or other assurance of financial and performance responsibility, and the cost and collateral requirements associated with obtaining such bonds have increased. A significant factor is the increase in insurance rates, surety and re-insurance markets, which has resulted in demands for larger premiums, collateralization of payment obligations and increasingly rigorous underwriting requirements. Our higher costs also result from our claims history and from insurers’ and sureties’ perception of our financial condition due to our current debt structure and cash position. Sustained and substantial annual increases in premiums and requirements for collateral or pre-funded deductible obligations may have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Under our general liability and employee medical insurance programs, and under our workers’ compensation programs prior to May 1, 2002, we are responsible for deductibles and self-insurance retentions in varying amounts. Our insurance coverages in prior years generally did not include an aggregate limitation on our liability. We have established reserves for losses and loss adjustment expenses under these policies. Our reserves are estimates based on our historical experience as well as industry data, and include judgments of the effects that future economic and social forces are likely to have on our experience with the type of risk involved, circumstances surrounding individual claims and trends that may affect the probable number and nature of claims arising from losses not yet reported. Consequently, loss reserves are inherently uncertain and are subject to a number of circumstances that are difficult to predict. For these reasons, there can be no assurance that our ultimate liability will not materially exceed our reserves at any point. If our reserves prove to be inadequate, we will be required to increase our reserves with a corresponding charge to operations in the period in which the deficiency is identified and such charge could be material. We periodically engage independent actuaries in order to verify the adequacy of our claims reserves.

Two insurance companies with which we have previously done business are in financial distress.

Two previous insurers (Reliance and Legion) under our workers’ compensation and general liability programs are currently in liquidation proceedings in Pennsylvania. With respect to the affected policy years, these proceedings may result in the loss of all or part of the collateral and/or funds deposited by us for payment of claims within our deductible or self-insured retention relating to our workers’ compensation programs, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. Based upon the information currently available, we believe that the amounts on deposit are fully recoverable and will either be returned to us or used to pay claims on our behalf as originally intended. We further believe that reinsurance proceeds for our liability policies will be available to cover claims in excess of our retention as originally intended. It is also our understanding that state guaranty funds will provide coverage, subject to certain limitations, of such general liability and workers’ compensation claims. Our inability to access the funds on deposit, to access our liability reinsurance proceeds or to obtain coverage from state guaranty funds could have a material adverse effect on our business, financial condition, results of operations and cash flows. To the extent that claims exceed our deductible limits and our insurers or guaranty funds do not satisfy their coverage obligations, we may be required to satisfy a portion of those claims directly, which could have a material adverse effect on our business, financial condition, result of operations and cash flows.

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

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient.

Originally, the Final Rule called for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The national fee schedule was to be phased in at 20-percent increments each year, with payments being made at 100 percent of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, modifications were made to the phase in of the ambulance fee schedule. Effective July 1, 2004, a regional fee schedule component of reimbursement is being phased in with the original national fee schedule. In addition, the new legislation extended the phase-in period to 2010. Under the new rules, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule, or (b) a blend of the national fee schedule and the regional fee schedule. For 2004 that blended rate will be 20% of the national fee schedule and 80% of the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20% for the national fee schedule and decrease 20% for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 20% regional and 80% national. In addition to the fee schedule changes, a provision for additional reimbursement for ambulance services was provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule or through 2006. Although we expect this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of our medical transportation revenue that is reimbursed through Medicare, we are currently unable to predict the total impact.

Reimbursement by Medicare accounted for 28%, 27%, and 25% of our domestic net ambulance fee collections for 2004, 2003, and 2002, respectively.

We believe that the Medicare Ambulance Fee Schedule will have a neutral impact on our medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of our U.S. operations. These rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate of increase in the (CPI), or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain state and local governments regulate rate structures and limit rates of return.

State or local government regulations or administrative policies regulate rate structures in some states in which we conduct medical transportation operations. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and establishes the rates for general ambulance services that we are permitted to charge. Rates in most service areas are set at the same amounts for emergency and general ambulance services. For example, the State of Arizona establishes the rate of return we are permitted to earn in determining the ambulance service rates we may charge in that state. Ambulance services revenue generated in Arizona accounted for approximately 21% of net revenue for both years ended June 30, 2004 and 2003. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

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

Numerous legislative proposals have been considered that would result in major reforms in the U.S. health care system. We cannot predict which, if any, health care reforms may be proposed or enacted or the effect that any such legislation would have on our business. HIPAA, which protects the privacy of patients’ health information handled by health care providers and establishes standards for its electronic transmission, was enacted on August 21, 1996. The privacy final rule, which took effect on April 14, 2001, required covered entities to comply with the final rule’s provisions pertaining to privacy standards by April 14, 2003, and covers all individually identifiable health information used or disclosed by a covered entity. We have developed and implemented policies, training and procedures to comply with the final privacy rule.

In addition to compliance with the privacy standards deadline, the HIPAA Electronic Transactions and Code Set Rule required us, if we submit claims electronically, to use the approved HIPAA format by October 16, 2003. On September 23, 2003, CMS announced that it would issue a contingency plan to accept Medicare noncompliant electronic transactions after the October 16, 2003 compliance deadline. The contingency plan permits CMS to continue to accept and process Medicare claims in legacy formats giving providers, like us, additional time to complete the testing process. We are filing in the approved HIPAA format with all of our Medicare plans. We submit Medicaid claims to 19 states, of which 11 states allow electronic claim submissions and eight accept paper claim submissions. As of September 16, 2004, we received confirmation of at least one successful test filing from all of the 11 states that accept electronic claim submissions. We have completed the testing process in nine states and are continuing to test our submissions in two states. These two states, New York and Pennsylvania, will allow legacy formats until testing is complete. In addition, we await announcements from the commercial insurers regarding compliance with the final rule.

The security final rule was issued on February 20, 2003 and requires compliance by most health care providers by April 20, 2005. This rule requires health care providers and other entities to set security standards for health information and to maintain reasonable and appropriate safeguards to ensure the integrity and confidentiality of this information. It also requires that we protect health information against unauthorized use or disclosure. We are developing the appropriate policies and procedures in order to comply with the final security rule.

While we have worked diligently to both comply with HIPAA requirements and mitigate the impact of HIPAA on our business, we could experience a material adverse effect on our business, financial condition, cash flows or results of operations due to; (i) significant costs associated with continued compliance under HIPAA or related legislative enactments, (ii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents, or (iii) impacts to the health care industry as a whole that may directly or indirectly cause an adverse affect on our business.

We depend on certain business relationships.

We depend to a great extent on certain contracts with municipalities or fire districts to provide emergency ambulance services and fire protection services. Our six largest contracts accounted for approximately 17% of net revenue for each of the years ended June 30, 2004 and 2003. One of these contracts accounted for approximately 4% of net revenue for each of the years ended June 30, 2004 and 2003, respectively. Contracts with municipalities or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency ambulance services or for fire protection services. Our contracts with municipalities and fire districts and with managed care organizations and health care providers are short term or open-ended or for periods ranging on average from two years to five years. During such periods, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we may consider factors, such as weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. We face certain risks in attempting to terminate unfavorable contracts prior to their expiration because of the possibility of forfeiting performance bonds and the potential adverse political and public relations consequences. Our inability to terminate or amend unfavorable contracts as they occur, could, in the aggregate, have a material adverse effect on our business, financial condition, cash flows, and results of operations. We also face the risk that areas in which we provide fire protection services through subscription arrangements with residents and businesses will be converted to tax-supported fire districts or annexed by municipalities.

We are in a highly competitive industry.

The ambulance service industry is highly competitive. Ambulance and general medical transportation service providers compete primarily on the basis of quality of service, performance, and cost. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts, and municipalities and health-care institutions consider the following factors in awarding a contract:

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

Counties, municipalities, fire districts, and health care organizations that currently contract for ambulance services could choose to provide ambulance services directly in the future. We are experiencing increased competition from fire departments in providing emergency ambulance service. Some of our current competitors and certain potential competitors may have access to greater capital and other resources than us.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries (the “Company”) at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company changed its method of calculating earnings per share under the two-class method. Additionally, as discussed in Note 7, the Company changed its method of accounting for goodwill effective July 1, 2001.

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 27, 2004

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of June 30,
	2004	2003
ASSETS
Current assets:
Cash	$16,372	$12,561
Accounts receivable, net of allowance for doubtful accounts of $59,430 and $48,422 at June 30, 2004 and 2003, respectively	65,348	60,428
Inventories	11,738	11,504
Prepaid expenses and other	8,512	7,511

Total current assets	101,970	92,004

Property and equipment, net	40,283	43,010
Goodwill	41,100	41,167
Insurance deposits	9,244	7,937
Other assets	12,644	12,048

Total assets	$205,241	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,833	$13,778
Accrued liabilities	57,273	57,698
Deferred revenue	18,650	17,603
Current portion of long-term debt	1,495	1,329

Total current liabilities	91,251	90,408

Long-term debt, net of current portion	304,057	305,310
Other liabilities	—	181
Deferred income taxes	650	650

Total liabilities	395,958	396,549

Minority interest	1,509	1,984

Redeemable nonconvertible participating preferred stock	—	7,793

Stockholders’ equity (deficit):
Common stock, $.01 par value, 40,000,000 shares authorized, 21,890,816 and 16,315,367 shares issued and outstanding at June 30, 2004 and 2003, respectively	222	166
Additional paid-in capital	147,072	135,405
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(338,281)	(344,492)

Total stockholders’ equity (deficit)	(192,226)	(210,160)

	$205,241	$196,166

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands)

	Years Ended June 30,
	2004	2003	2002
Net revenue	$526,603	$484,639	$453,151
Operating expenses:
Payroll and employee benefits	277,549	266,713	250,724
Provision for doubtful accounts	87,268	77,184	70,689
Depreciation and amortization	11,404	12,587	14,443
Other operating expenses	114,855	107,574	96,581
Restructuring and other	—	(1,421)	(626)

Total operating expenses	491,076	462,637	431,811

Operating income	35,527	22,002	21,340
Interest expense	(29,243)	(28,012)	(25,462)
Interest income	97	197	644

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	6,381	(5,813)	(3,478)
Income tax (provision) benefit	(300)	(118)	2,531
Minority interest	475	(1,507)	(750)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	6,556	(7,438)	(1,697)
Income (loss) from discontinued operations	(345)	16,404	3,046

Income before cumulative effect of change in accounting principle	6,211	8,966	1,349
Cumulative effect of change in accounting principle	—	—	(49,513)

Net income (loss)	6,211	8,966	(48,164)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	(1,262)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(6,320)	(3,604)	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	10,066	—	—

Net income (loss) applicable to common stock	$8,695	$5,362	$(48,164)

	Years Ended June 30,
	2004	2003	2002
Income (loss) per share
Basic -
Income (loss) from continuing operations applicable to common stock before the cumulative effect of change in accounting principle	$0.54	$(0.69)	$(0.11)
Income (loss) from discontinued operations applicable to common stock	(0.02)	1.02	0.20

Income before cumulative effect of change in accounting principle	0.52	0.33	0.09
Cumulative effect of change in accounting principle	—	—	(3.26)

Net income (loss)	$0.52	$0.33	$(3.17)

Diluted-
Income (loss) from continuing operations applicable to common stock before the cumulative effect of change in accounting principle	$0.30	$(0.69)	$(0.11)
Income (loss) from discontinued operations applicable to common stock	(0.02)	1.02	0.20

Income before cumulative effect of change in accounting principle	0.28	0.33	0.09
Cumulative effect of change in accounting principle	—	—	(3.26)

Net income (loss)	$0.28	$0.33	$(3.17)

Average number of common shares outstanding - Basic	16,645	16,116	15,190

Average number of common shares outstanding - Diluted	21,817	16,116	15,190

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT )

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2001	$152	$137,948	$(1,239)	$(305,294)	$14	$(168,419)

Issuance of 559,668 shares of common stock under the Employee Stock Purchase Plan	5	264	—	—	—	269
Issuance of 191,507 shares of common stock due to options exercised under Stock Option Plans	2	185	—	—	—	187
Fair value of options issued to non-employee	—	73	—	—	—	73
Comprehensive loss, net of tax:
Net loss	—	—	—	(48,164)	—	(48,164)
Foreign currency translation adjustments	—	—	—	—	10,302	10,302

Comprehensive loss						(37,862)

Balance at June 30, 2002	159	138,470	(1,239)	(353,458)	10,316	(205,752)

Issuance of 570,801 shares of common stock under the Employee Stock Purchase Plan	6	336	—	—	—	342
Issuance of 93,471 shares of common stock due to options exercised under Stock Option Plans	1	64	—	—	—	65
Non-cash stock compensation expense relating to stock option modification	—	139	—	—	—	139
Accretion of redeemable preferred stock	—	(3,604)	—	—	—	(3,604)
Comprehensive loss, net of tax:
Net income	—	—	—	8,966	—	8,966
Foreign currency translation adjustments	—	—	—	—	(242)	(242)
Recognition of foreign currency translation adjustments in conjunction with the disposition of Latin American operations	—	—	—	—	(10,074)	(10,074)

Comprehensive loss						(1,350)

Balance at June 30, 2003	166	135,405	(1,239)	(344,492)	—	(210,160)

Issuance of 341,430 shares of common stock under the Employee Stock Purchase Plan	3	309	—	—	—	312
Issuance of 278,741 shares of common stock due to options exercised under Stock Option Plans	3	179	—	—	—	182
Issuance of 4,955,278 shares of common stock upon settlement of redeemable preferred stock	50	7,433	—	—	—	7,483
Accretion of redeemable preferred stock	—	(6,320)	—	—	—	(6,320)
Credit related to settlement of redeemable preferred stock with common shares	—	10,066	—	—	—	10,066
Comprehensive income, net of tax:
Net income	—	—	—	6,211	—	6,211

Comprehensive income						6,211

Balance at June 30, 2004	$222	$147,072	$(1,239)	$(338,281)	$—	$(192,226)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$6,211	$8,966	$(48,164)
Adjustments to reconcile net income (loss) to cash provided by operating activities -
Non-cash portion of gain on disposition of Latin American operations	—	(13,732)	—
Non-cash reversal of restructuring charge and other	—	(1,421)	(718)
Depreciation and amortization	12,256	13,313	16,210
(Gain) loss on sale of property and equipment	39	(540)	(285)
Provision for doubtful accounts	91,477	85,046	77,880
Earnings (losses) of minority shareholder	(475)	1,507	750
Amortization of deferred financing costs	2,753	2,038	726
Amortization of debt discount	26	26	26
Non-cash portion of contract termination charges	—	—	(107)
Cumulative effect of change in accounting principle	—	—	49,513
Deferred income taxes	—	—	(300)
Non-cash stock compensation expense	—	—	73
Other	—	(176)	(8)
Change in assets and liabilities -
Increase in accounts receivable	(96,397)	(81,589)	(73,771)
(Increase) decrease in inventories	(234)	656	948
Increase in prepaid expenses and other	(1,001)	(476)	(2,792)
(Increase) decrease in insurance deposits	(1,307)	291	(4,492)
(Increase) decrease in other assets	(477)	126	1,871
Increase in accounts payable	55	1,545	1,453
Increase (decrease) in accrued liabilities and other liabilities	528	(3,342)	(9,881)
Increase in deferred revenue	1,047	908	702

Net cash provided by operating activities	14,501	13,146	9,634

Cash flows from investing activities:
Capital expenditures	(8,646)	(9,400)	(6,854)
Proceeds from the sale of property and equipment	225	1,818	1,022

Net cash used in investing activities	(8,421)	(7,582)	(5,832)

Cash flows from financing activities:
Repayments on credit facility	(1,000)	—	(1,263)
Repayment of debt and capital lease obligations	(1,248)	(1,569)	(1,862)
Distributions to minority shareholders	—	(914)	(501)
Cash paid for debt modification costs	(515)	(1,583)	—
Proceeds from the issuance of common stock	494	407	456

Net cash used in financing activities	(2,269)	(3,659)	(3,170)

Effect of currency exchange rate changes on cash	—	(21)	302

Increase in cash	3,811	1,884	934
Cash, beginning of year	12,561	10,677	9,743

Cash, end of year	$16,372	$12,561	$10,677

See accompanying notes

(1) The Company and its Significant Accounting Policies

Nature of Business and Operations

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a diversified emergency services company providing medical transportation, fire protection and other related services in 23 states. The Company provides emergency and non-emergency ambulance services to patients on both a non-refundable subscription fee basis and a fee-for-service basis. Fire protection services are provided either under contracts with municipalities or fire districts, or on a subscription fee basis to individual homeowners or commercial property owners. Through September 27, 2002, the Company provided urgent home medical care and ambulance services under capitated service arrangements in Latin America.

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

Revenue Recognition

Medical transportation and related services revenue includes emergency and non-emergency ambulance and alternative transportation service fees as well as municipal subsidies and subscription fees. Domestic ambulance and alternative transportation service fees are recognized as services are provided and are recorded net of estimated discounts applicable to Medicare, Medicaid and other third-party payers. Such discounts applicable to continuing operations, which totaled $180.0 million, $147.9 million and $131.9 million in fiscal 2004, 2003 and 2002, respectively, are reflected in net revenue in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

The Company charges an enrollment fee for new subscribers under its fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years. Other revenue primarily consists of dispatch, fleet, billing, training and home health care service fees, which are recognized when the services are provided.

An allowance for doubtful accounts is based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company’s allowance for doubtful accounts during the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$48,422	$37,966	$60,812
Provision for doubful accounts - continuing operations	87,268	77,184	70,689
Provision for doubful accounts - discontinued operations	4,209	7,862	7,191
Write-offs of uncollectible accounts	(80,469)	(74,590)	(100,726)

Balance at end of year	$59,430	$48,422	$37,966

Inventories

Inventories, consisting primarily of medical and fleet supplies, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of tangible and intangible net assets acquired. Goodwill is not amortized. The Company reviews its goodwill balances for impairment annually (and interim periods if events or changes in circumstances indicate that the related asset may be impaired) using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual goodwill impairment test on June 30.

Impairment of Other Long-Lived Assets

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

Stock Compensation

The Company accounts for employee stock compensation using the intrinsic value method specified by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB 25”). The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value based method of accounting for employee stock options or similar equity instruments but also allows an entity to continue to measure compensation cost related to stock options issued to employees using the method of accounting prescribed by APB 25. The Company has elected to continue following APB 25, and must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

Because stock option exercise prices have equaled the market price of the Company’s common stock on the date of grant, stock compensation expense has not been reflected in the accompanying consolidated statement of operations at the date of grant. Stock compensation expense has been recognized for certain modifications made to existing stock options at the time of such modifications. The Company has computed, for pro forma disclosure purposes, the value of all option shares granted and Employee Stock Purchase Program (“ESPP”) discounts during fiscal years 2004, 2003 and 2002, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended June 30,
	2004		2003		2002
	Option	ESPP	Option	ESPP	Option	ESPP
Risk-free interest rate	1.95%	1.18%	1.61%	1.38%	2.27%	1.89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected lives in years (after vesting for options)	1.20	0.5	1.21	0.5	2.72	0.5
Expected volatility	137.53%	100.00%	143.51%	100.00%	80.33%	119.30%

The total value of options granted and the ESPP share discount were estimated to be the following amounts, which would be amortized on the straight-line basis over the vesting period (in thousands):

	Options	ESPP
For the year ended June 30, 2004	$13	$96
For the year ended June 30, 2003	2,554	102
For the year ended June 30, 2002	409	77

If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the Company’s pro forma net income (loss) and diluted income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2004	2003	2002
Net income (loss) applicable to common stock	$8,695	$5,362	$(48,164)
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax	(621)	(1,605)	(585)

Proforma net income (loss) applicable to common stock	$8,074	$3,757	$(48,749)

Income (loss) per share:
Basic - As reported	$0.52	$0.33	$(3.17)

Basic - Pro forma	$0.48	$0.23	$(3.21)

Diluted - As reported	$0.28	$0.33	$(3.17)

Diluted - Pro forma	$0.25	$0.23	$(3.21)

The effects of applying SFAS 123 for providing pro forma disclosures for fiscal years 2004, 2003 and 2002 are not likely to be representative of the effects on reported net income (loss) and diluted income (loss) per share for future years, because options vest over several years and additional awards are made each year.

Earnings Per Share

The Company calculates earnings per share following the guidance outlined in SFAS No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the EITF and the Securities and Exchange Commission (“SEC”). As a result of the issuance of its redeemable nonconvertible participating preferred shares (“Series B Shares” in September 2002 and “Series C Shares” in September 2003), the Company began calculating earnings per share using the “two-class” method described in SFAS 128 whereby net income (loss) for the period is allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 13. Under SFAS 128 and related EITF and SEC guidance, basic earnings per share is calculated using the two-class method while diluted earnings per share is calculated using the two-class method or the “if converted” method, whichever is more dilutive.

As a result of the issuance in March 2004 of EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), described in Note 2, the Company modified the manner in which net income (loss) is allocated under the two-class method.

As described in Note 13, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method will no longer be required.

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the years ended June 30, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2004	2003	2002
Income (loss) from continuing operations	$6,556	$(7,438)	$(1,697)
Less: Income from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	(1,262)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	(6,320)	(3,604)	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	10,066	—	—

Income (loss) from continuing operations applicable to common stock	$9,040	$(11,042)	$(1,697)

Average number of shares outstanding - Basic	16,645	16,116	15,190
Add: Incremental shares for:
Dilutive effect of stock options	927	—	—
Settlement of Series B and Series C redeemable nonconvertible participating preferred stock	4,245	—	—

Average number of shares outstanding - Diluted	21,817	16,116	15,190

Income (loss) per share - Basic:

Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.54	$(0.69)	$(0.11)

Income (loss) per share - Diluted:

Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.30	$(0.69)	$(0.11)

As a result of anti-dilutive effects, approximately 1.4 million and 0.6 million option shares for the years ended June 30, 2003 and 2002, respectively, which had exercise prices below the applicable market prices, were not included in the computation of diluted loss per share. Stock options with exercise prices above the applicable market prices have also been excluded from the calculation of diluted income (loss) per share. Such options totaled 4.2 million, 4.8 million and 4.4 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Foreign Currency Translation

Prior to the disposition on September 27, 2002, the Company’s Argentine subsidiaries utilized the peso as their functional currency as their business was primarily transacted in pesos. Since 1991, the Argentine peso had been pegged to the U.S. dollar at an exchange rate of 1 to 1. In December 2001, the Argentine government imposed exchange restrictions, which severely limited cash conversions and withdrawals. When exchange houses reopened on January 11, 2002, the peso to dollar exchange rate closed at 1.7 pesos to the dollar.

In order to prepare the accompanying financial statements for the years ended June 30, 2003 and 2002, the Company translated the statements of operations and cash flows of its Argentine subsidiaries through September 27, 2002 using the weighted average exchange rate in effect during the respective period.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with federally insured institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographical dispersion.

Reclassifications of 2003 and 2002 Financial Information

Certain financial information relating to prior years has been reclassified to conform with the current year presentation.

(2) Accounting Change

In March 2004, the EITF of the Financial Accounting Standards Board issued EITF 03-6. Under this guidance, which is effective for periods beginning after March 31, 2004, losses for a given period will not be allocated to participating securities unless the holder of such securities has a contractual obligation to fund losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the Company. As a result of the EITF 03-6 guidance, the Company no longer allocates losses in any given interim or annual period to its Series B shares and Series C Shares for purposes of calculating earnings per share as the holders of such shares were neither required to fund losses of the Company nor would the redemption amounts of such shares have been reduced as a result of losses incurred by the Company. Earnings per share amounts for the year ended June 30, 2003 (as well as for certain quarterly periods within that year) have been restated to reflect this new guidance as required by EITF 03-6. As a result, basic and diluted earnings per share for the year ended June 30, 2003 were both increased by $0.05 per share.

(3) Liquidity

During fiscal 2004, the Company generated net income of $6.2 million compared with net income of $9.0 million in fiscal 2003 and a net loss of $48.2 million in fiscal 2002. Net income in fiscal 2003 included a gain of $12.5 million relating to the disposal of the Company’s Latin American operations as discussed in Note 4. The net loss in fiscal 2002 included a charge of $49.5 million relating to the adoption, effective July 1, 2001, of SFAS 142 as discussed in Note 7. The Company’s operating activities provided cash totaling $14.5 million in 2004, $13.1 million in 2003 and $9.6 million in 2002.

At June 30, 2004, the Company had cash of $16.4 million, debt of $305.6 million and a stockholders’ deficit of $192.2 million. The Company’s long-term debt primarily consists of $149.9 million of 7 7/8% Senior Notes due March 2008 and $152.6 million outstanding under its credit facility due December 31, 2006.

Management does not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, we will seek to refinance the credit facility with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company.

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

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain in compliance with its various debt agreements through June 30, 2005. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(4) Discontinued Operations

Domestic Discontinued Operations

During fiscal 2004, the Company ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. The Company also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold, as the Company continues to dispose of non-core businesses and one of which was due to the city converting the service area to a fire district. The results of these service areas for the years ended June 30, 2004, 2003 and 2002 are included in income (loss) from discontinued operations.

On June 18, 2004, the Company entered into an agreement to sell one of its fire and other service areas which is included in discontinued operations as of June 30, 2004. Net revenue related to this service area totaled approximately $0.3 million, $0.3 million and $0.4 million for the years ended June 30, 2004, 2003 and 2002, respectively. This service area generated net income of approximately $0.2 million for each of the years ended June 30, 2004, 2003 and 2002. Net assets of this service area were approximately $0.2 million and $0.3 million as of June 30, 2004 and 2003, respectively.

Latin America

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

Results of discontinued operations for the years ended June 30, 2004, 2003 and 2002 are as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Revenue:
Medical transportation and related services	$13,128	$30,393	$30,675
Fire and other	3,701	5,450	5,154
Latin America	—	2,388	25,394

	$16,829	$38,231	$61,223

Net income (loss):
Medical transportation and related services	$(1,108)	$3,146	$1,209
Fire and other	763	925	858
Latin America	—	12,332	979

	$(345)	$16,404	$3,046

(5) Restructuring and Other

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

A summary of activity in the Company’s restructuring reserves are as follows (in thousands):

	Severance Costs	Lease Termination Costs	Other Exit Costs	Total
Balance at July 1, 2001	$1,834	$3,234	$1,101	$6,169
Fiscal 2002 usage	(1,025)	(1,172)	(951)	(3,148)
Adjustments	(52)	(548)	(118)	(718)

Balance at June 30, 2002	757	1,514	32	2,303
Fiscal 2003 usage	(29)	(207)	(71)	(307)
Adjustments	(728)	(732)	39	(1,421)

Balance at June 30, 2003	—	575	—	575
Fiscal 2004 usage	—	(212)	—	(212)

Balance at June 30, 2004	$—	$363	$—	$363

The restructuring reserve as of June 30, 2004 relates to lease termination costs for which payments will be made through December 2006.

(6) Property and Equipment

Property and equipment, including equipment held under capital leases, consisted of the following (in thousands):

	As of June 30,
	2004	2003
Equipment	$56,821	$55,641
Vehicles	76,805	74,715
Land and buildings	16,684	16,715
Leasehold improvements	6,457	6,632

	156,767	153,703
Less: Accumulated depreciation	(116,484)	(110,693)

	$40,283	$43,010

The Company had vehicles and equipment with a gross carrying value of approximately $4.5 million and $12.9 million at June 30, 2004 and 2003, respectively, under capital lease agreements. Accumulated depreciation on these assets totaled approximately $4.3 million and $11.5 million at June 30, 2004 and 2003, respectively.

The Company has pledged land, a building, leasehold improvements and equipment with a net book value of approximately $10.7 million to secure certain of its obligations under its insurance and surety bonding programs.

(7) Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001 and discontinued amortization of goodwill as of that date. During the first quarter of fiscal 2002, the Company identified its various reporting units which consist of the individual cost centers within its Medical Transportation and Fire and Other operating segments for which separately identifiable cash flow information is available. During the second quarter of fiscal 2002, the Company completed the first step impairment test as of July 1, 2001. Potential goodwill impairments were identified in certain of these reporting units. During the fourth quarter of fiscal 2002, the Company completed the second step test and determined that all or a portion of the goodwill applicable to certain of its reporting units was impaired as of July 1, 2001 resulting in an aggregate charge of $49.5 million. The fair value of the reporting units was determined using the discounted cash flow method and a discount rate of 15.0%. This charge has been reflected in the accompanying consolidated statement of operations as the cumulative effect of change in accounting principle.

The changes in the carrying amount of goodwill during fiscal 2004, 2003 and 2002 are as follows (in thousands):

	Medical Transportation Segment	Fire and Other Segment	Total
Balance at July 1, 2001	$89,598	$1,159	$90,757
Adoption of SFAS No. 142	(49,513)	—	(49,513)

Balance at June 30, 2002	40,085	1,159	41,244
Disposition of Latin American operations	(77)	—	(77)

Balance at June 30, 2003	40,008	1,159	41,167
Impairment write-down	—	(67)	(67)

Balance at June 30, 2004	$40,008	$1,092	$41,100

As discussed in Note 4, on June 18, 2004, the Company entered into an agreement to sell one of its fire and other service areas. The proposed selling price was less than the carrying amount of the service area, including goodwill. The Company performed a related impairment analysis and recognized an impairment write-down of approximately $0.1 million in the year ended June 30, 2004.

The changes in the carrying amount of other intangible assets during fiscal 2004, 2003 and 2002 are as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$1,462	$600	$1,654
Additions	—	1,065	—
Impairment write-offs	(799)	—	—
Amortization	(238)	(203)	(1,054)

Balance at end of year	$425	$1,462	$600

Other intangible assets are generally comprised of non-compete agreements relating to prior business combinations and are included in other assets on the consolidated balance sheet. During 2004, the Company wrote off the remaining balance of a non-compete agreement for one of its medical transportation and related service areas in the amount of approximately $0.4 million associated with one of its discontinued medical transportation and related service areas. Additionally, the Company wrote off the remaining balance of a non-compete agreement for one of its medical transportation and related service areas in the amount of approximately $0.4 million upon the death of a related individual. This amount has been included in depreciation and amortization expense in the consolidated statement of operations.

Amortization of other intangible assets for each of the fiscal years ending June 30, are as follows (in thousands):

2005	$135
2006	110
2007	110
2008	55
2009	1
Thereafter	14

$425

(8)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2004	2003
Debt issuance costs (see Note 11)	$7,375	$6,177
Note receivable - officer (see Note 19)	1,393	—
Intangible assets, net (see Note 7)	425	1,462
Other	3,451	4,409

Total other assets	$12,644	$12,048

(9)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2004	2003
Workers compensation claim reserves (see Note 10)	$8,090	$11,255
General liability claim reserves (see Note 10)	15,736	13,935
Accrued salaries, wages and related payroll	11,890	11,433
Accrued interest	5,270	4,370
Other	16,287	16,705

Total accrued liabilities	$57,273	$57,698

The decrease in workers compensation claim reserves is primarily the result of the settlement of claims from policy years ending prior to April 30, 2002. Effective May 1, 2002, the Company began fully insuring its workers’ compensation coverage and no longer retains any of the related obligations. The increase in general liability claim reserves is primarily a result of claims within the Company’s retention level for fiscal 2004 offset by payments on current and prior years’ claims.

(10)	General Liability and Workers’ Compensation Programs

The Company retains certain levels of exposure with respect to its general liability and workers’ compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, within its level of retention based on currently available information as well as its historical claims experience.

The Company engages third-party administrators (“TPAs”) to manage claims resulting from its general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. The Company periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on an annual basis. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

General Liability: A summary of activity in the Company’s general liability claim reserves, which are included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$13,935	$15,433	$19,715
Provision charged to other operating expense	7,020	4,506	2,442
Claim payments charged against the reserve	(5,219)	(6,004)	(6,724)

Balance at end of year	$15,736	$13,935	$15,433

Certain insurers require the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Cash deposits relating to the Company’s general liability program totaled $5.1 million at June 30, 2004 of which $2.4 million is included in prepaid expenses and other and $2.7 million is included in insurance deposits. Cash deposits totaled $2.9 million at June 30, 2003 of which $1.8 million is included in prepaid expenses and other and $1.1 million is included in insurance deposits.

The Company’s general liability policies corresponding with fiscal years 2001 and 2002 were issued by Legion Insurance Company (“Legion”). Legion’s obligations under such policies were reinsured by Transatlantic Reinsurance Company (“Transatlantic”), an unrelated insurance carrier that was identified and approved by the Company. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while the reinsurer was an A++ rated carrier. Under these policies, Legion’s obligation (as well as that of Transatlantic) to pay covered losses commenced once the Company satisfied its aggregate retention limits for the respective policy years. As of June 30, 2003, the Company had met its aggregate retention limit with respect to the policies corresponding to fiscal 2001 and anticipated that it would meet its aggregate retention limit for the policies corresponding to fiscal 2002. Pursuant to these policies, Legion (and Transatlantic) is obligated to fund all claim-related payments in excess of the Company’s retention limits.

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). On May 19, 2004, the Department, on behalf of Legion, Transatlantic, and the Company executed an Assumption Reinsurance and Substitution Agreement (the “Agreement”), whereby Transatlantic agreed to assume Legion’s obligations on the policies and be substituted as the primary insurance carrier on such policies. The Court approved the Agreement on May 26, 2004. As a result of the Agreement, Transatlantic will pay 70% of all claims and the Company will pay the remaining 30%. The Company’s portion of this liability, which has been based on an actuarial calculation, has been included in the reserve for general liability claims as of June 30, 2004.

Workers’ Compensation: A summary of activity in the Company’s workers’ compensation claim reserves, which are also included in accrued liabilities in the consolidated balance sheet, is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Balance at beginning of year	$11,255	$15,924	$14,944
Provision charged to payroll and employee benefits	—	—	7,318
Claim payments charged against the reserve	(3,165)	(4,669)	(6,338)

Balance at end of year	$8,090	$11,255	$15,924

Effective May 1, 2002, the Company began fully insuring its workers’ compensation coverage and no longer retains any of the related obligations. The Company is, however, subject to retrospective premium adjustments should losses exceed previously established limits. As a result of this change in coverage, the Company no longer establishes reserves for claims incurred subsequent to April 30, 2002. The Company was subject to a premium payroll audit of the policy year that began May 1, 2002 which resulted in a refund of premiums of approximately $1.2 million.

Certain insurers require the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Additionally, the Company has been required to provide other forms of financial assurance including letters of credit and surety bonds. Cash deposits relating to the Company’s workers’ compensation program totaled $6.6 and $6.8 million at June 30, 2004 and 2003, respectively, and are included in insurance deposits.

During fiscal years 1992 through 2001, the Company purchased certain portions of its workers’ compensation coverage from Reliance Insurance Company (“Reliance”). At the time the Company purchased such coverage, Reliance was an “A” rated insurance company. In connection with this coverage, the Company provided Reliance with various amounts and forms of collateral to secure its performance under the respective policies as was customary at the time. As of June 30, 2004 and 2003, the Company had $3.0 million of cash on deposit with Reliance, which is included in insurance deposits. The Company has also provided Reliance with letters of credit totaling $2.5 million and $3.5 million, which mature on December 31, 2004, and surety bonds totaling $2.6 million and $2.9 million as of June 30, 2004 and 2003, respectively.

On October 3, 2003, the Department placed Reliance into liquidation. Under a recently enacted Pennsylvania law (Act 46 of 2004, or “Act 46”), it is the Company’s understanding that cash on deposit with Reliance will be returned to the Company on or before the date that all related claims have been satisfied, so long as the Company has met its claim payment obligations within its retention limits under the related policies. Under Act 46, the Company’s cash cannot be used by the Reliance estate as a general asset but must be used in connection with the Company’s claims. Based on the information currently available, the Company believes the cash on deposit with Reliance is fully recoverable and will either be returned to the Company or used by the liquidator, with the Company’s prior consent, to pay claims on its behalf. In the event the Company is unable to access the funds on deposit with Reliance or the Reliance liquidator refuses to refund such deposits, such deposits may become impaired. Additionally, Reliance’s liquidation could put the Company’s workers’ compensation insurance coverage at risk for the related policy years; however, based upon information currently available, the Company believes that either Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, the Company may be required to fund the related workers’ compensation claims for the applicable policy years.

During fiscal 2002, the Company purchased certain portions of its workers’ compensation coverage from Legion. Legion required assurances that the Company would be able to fund its related retention obligations, which were estimated by Legion to approximate $6.2 million. The Company provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (“Mutual Indemnity”), a Legion affiliate. That policy required the Company to deposit approximately $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the Company’s retention obligations under the Legion policy. The Company funded these deposits on a monthly basis during the policy term. As of June 30, 2004 and 2003, the Company had net deposits with respect to this coverage totaling $3.0 million and $3.3 million, respectively, which are included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. The Company is actively participating in the Court proceedings to cause such a trust account mechanism to be created and to operate so as to fully cover all its deductible obligations as originally intended and to return to the Company any remaining deposit balance once all related claims have been closed. Even assuming such trust accounts are not created, under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from the Company. Therefore, based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. The Company’s inability to access the funds on deposit with Mutual Indemnity or obtain state guaranty fund coverage could have a material adverse effect on its business, financial condition, results of operations and cash flows. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds whom will be administering these claims. The Company has reserves in the amount of approximately $3.6 million and $4.4 million as of June 30, 2004 and 2003, respectively, relating to these claims as well as deposits in the amount of approximately $3.0 million and $3.3 million as of June 30, 2004 and 2003, respectively. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims.

(11)	Long-Term Debt

Notes payable and capital lease obligations consisted of the following (in thousands):

	As of June 30,
	2004	2003
7 7/8% senior notes due March 2008	$149,904	$149,877
Credit facility due December 2006	152,555	152,420
Capital leases and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	3,093	4,342

	305,552	306,639
Less: Current maturities	(1,495)	(1,329)

	$304,057	$305,310

Credit Facility

1998 Revolving Credit Facility – In March 1998, the Company entered into a $200 million revolving credit facility that was originally scheduled to mature on March 16, 2003. The credit facility was unsecured and was unconditionally guaranteed on a joint and several basis by substantially all of the Company’s domestic, wholly-owned current and future subsidiaries. Interest rates and availability under the credit facility depended on the Company meeting certain financial covenants.

Non-Compliance with Covenants under the 1998 Revolving Credit Facility – In December 1999, the Company was not in compliance with the total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio covenants contained in the original credit facility. The Company received a series of compliance waivers regarding these covenants through April 1, 2002. The waivers precluded additional borrowings under the credit facility, required the Company to accrue additional interest expense at a rate of 2.0% per annum on the amount outstanding under the credit facility, and required the Company to make unscheduled principal payments totaling $5.2 million.

2002 Amended Credit Facility/Issuance of Series B Shares – The Company was not in compliance with the total debt leverage ratio, total debt to total capitalization ratio and fixed charge coverage ratio covenants contained in its credit facility at June 30, 2002. Effective September 30, 2002, the Company entered into the 2002 Amended Credit Facility with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2004, the interest rate was increased to LIBOR + 7%, and unpaid additional interest and various fees and expenses associated with the amendment were added to the amount outstanding under the credit facility, resulting in an outstanding balance of $152.4 million. Additionally, the financial covenants contained in the original agreement were revised to levels that were consistent with the Company’s business levels and outlook at that time.

In consideration for the amendment, the Company paid the lenders an amendment fee of $1.2 million as well as issued 211,549 of its Series B Shares. On June 30, 2004, the Company settled the Series B Shares by the issuance of 2,115,490 common shares. See further discussion on the Series B Shares in Note 13.

The 2002 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $1.2 million amendment fee plus the estimated fair value of the Series B Shares at the time of issuance of $4.2 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement while professional fees and other related costs incurred in connection with the amendment totalling $1.6 million were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheets, totalled $2.3 million and $3.6 million as of June 30, 2004 and 2003, respectively.

Non-Compliance with Covenants under the 2002 Amended Credit Facility - As a result of a restatement of its consolidated financial statements for years prior to 2003, the Company was not in compliance with the minimum tangible net worth covenant contained in the 2002 Amended Credit Facility. Additionally, the restatement also resulted in a delay in the filing of the Company’s Form 10-Q for the quarter ended March 31, 2003, thereby causing the Company to fall out of compliance with the reporting requirements contained in both the 2002 Amended Credit Facility and the indenture relating to the Senior Notes described below. The lack of compliance with these covenants triggered the accrual of additional interest at the rate of 2.0% per annum on the amount outstanding under the credit facility from May 15, 2003, the original required filing date for the Form 10-Q.

2003 Amended Credit Facility/Issuance of Series C Shares – The Company entered into an amended credit facility, effective September 30, 2003, with its lenders pursuant to which, among other things, all prior covenant violations were permanently waived, the maturity date of the facility was extended to December 31, 2006, and the financial covenants contained in the September 2002 amendment were revised to levels consistent with the Company’s business levels and outlook at that time. The Company also made a $1.0 million principal payment related to asset sale proceeds as required under the 2002 amendment. The interest rate applicable to borrowings under the credit facility remained unchanged at LIBOR +7%.

In consideration for the amendment, the Company paid certain of the lenders amendment fees totalling $0.5 million and issued certain of the lenders 283,979 of its Series C Shares. On June 30, 2004, the Company settled the Series C Shares by the issuance of 2,839,788 common shares. See further discussion on the Series C Shares in Note 13.

The 2003 Amended Credit Facility was not considered to represent a substantial modification for financial reporting purposes. As a result, the $0.5 million amendment fee plus the estimated fair value of the Series C Shares at the time of issuance of $3.4 million were capitalized as debt issue costs and are being amortized to interest expense over the term of the amended agreement. Professional fees and other related costs of $0.3 million incurred in connection with the amendment were expensed. Unamortized debt issue costs related to this amendment, which are included in other assets in the consolidated balance sheet, totaled $3.0 million at June 30, 2004.

For the year ended June 30, 2004, the weighted average interest rate on credit facility borrowings was approximately 8.92%. At June 30, 2004, there was $152.6 million outstanding on the credit facility as well as $2.5 million in letters of credit issued under the credit facility. The terms of the 2003 Amended Credit Facility do not permit additional borrowings thereunder.

7 7/8% Senior Notes Due 2008

In March 1998, the Company issued $150.0 million of its 7 7/8% Senior Notes due 2008 (the “Senior Notes”). Interest under the Senior Notes is payable semi-annually on September 15 and March 15. The Company incurred expenses related to the offering of approximately $5.3 million and is amortizing these costs to interest expense over the life of the Senior Notes. The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the “Guarantors”). The Senior Notes contain certain covenants that, among other things, limit the Company’s ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations.

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the “Parent”), the Guarantors and the Company’s remaining subsidiaries (the “Non-Guarantors”) is as follows:

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$15,934	$438	$—	$16,372
Accounts receivable, net	—	57,548	7,800	—	65,348
Inventories	—	11,611	127	—	11,738
Prepaid expenses and other	—	8,510	2	—	8,512

Total current assets	—	93,603	8,367	—	101,970

Property and equipment, net	—	40,113	170	—	40,283
Goodwill	—	41,100	—	—	41,100
Insurance deposits	—	9,244	—	—	9,244
Due from (to) affiliates	226,261	(200,207)	(26,054)	—	—
Other assets	7,371	4,745	528	—	12,644
Investment in subsidiaries	(122,012)	—	—	122,012	—

Total assets	$111,620	$(11,402)	$(16,989)	$122,012	$205,241

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	—	12,586	1,247	—	13,833
Accrued liabilities	1,387	55,481	405	—	57,273
Deferred revenue	—	18,650	—	—	18,650
Current portion of long-term debt	—	1,495	—	—	1,495

Total current liabilities	1,387	88,212	1,652	—	91,251

Long-term debt, net of current portion	302,459	1,598	—	—	304,057
Deferred income taxes	—	650	—	—	650

Total liabilities	303,846	90,460	1,652	—	395,958

Minority interest	—	—	—	1,509	1,509

Stockholders’ equity (deficit):
Common stock	222	82	8	(90)	222
Additional paid-in capital	147,072	54,622	20,168	(74,790)	147,072
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(338,281)	(156,566)	(38,817)	195,383	(338,281)

Total stockholders’ equity (deficit)	(192,226)	(101,862)	(18,641)	120,503	(192,226)

	$111,620	$(11,402)	$(16,989)	$122,012	$205,241

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$11,362	$1,199	$—	$12,561
Accounts receivable, net	—	49,502	10,926	—	60,428
Inventories	—	11,504	—	—	11,504
Prepaid expenses and other	—	7,467	44	—	7,511

Total current assets	—	79,835	12,169	—	92,004

Property and equipment, net	—	42,862	148	—	43,010
Goodwill	—	41,167	—	—	41,167
Insurance deposits	—	7,937	—	—	7,937
Due from (to) affiliates	255,078	(228,366)	(26,712)	—	—
Other assets	6,177	5,453	418	—	12,048
Investment in subsidiaries	(157,533)	—	—	157,533	—

Total assets	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

LIABILITIES, MINORITY INTEREST, REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	—	12,087	1,691	—	13,778
Accrued liabilities	3,791	53,643	264	—	57,698
Deferred revenue	—	17,603	—	—	17,603
Current portion of long-term debt	—	1,329	—	—	1,329

Total current liabilities	3,791	84,662	1,955	—	90,408

Long-term debt, net of current portion	302,298	3,012	—	—	305,310
Other liabilities	—	181	—	—	181
Deferred income taxes	—	650	—	—	650

Total liabilities	306,089	88,505	1,955	—	396,549

Minority interest	—	—	—	1,984	1,984

Redeemable nonconvertible participating preferred stock	7,793	—	—	—	7,793

Stockholders’ equity (deficit):
Common stock	166	82	8	(90)	166
Additional paid-in capital	135,405	54,622	20,168	(74,790)	135,405
Treasury stock	(1,239)	—	—	—	(1,239)
Accumulated deficit	(344,492)	(194,321)	(36,108)	230,429	(344,492)

Total stockholders’ equity (deficit)	(210,160)	(139,617)	(15,932)	155,549	(210,160)

	$103,722	$(51,112)	$(13,977)	$157,533	$196,166

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$—	$500,584	$47,888	$(21,869)	$526,603

Operating expenses:
Payroll and employee benefits	—	275,278	2,271	—	277,549
Provision for doubtful accounts	—	75,953	11,315	—	87,268
Depreciation and amortization	—	11,326	78	—	11,404
Other operating expenses	252	100,791	35,681	(21,869)	114,855

Total operating expenses	252	463,348	49,345	(21,869)	491,076

Operating income (loss)	(252)	37,236	(1,457)	—	35,527

Equity in earnings of subsidiaries	35,521	—	—	(35,521)	—
Interest expense	(29,058)	(185)	—	—	(29,243)
Interest income	—	96	1	—	97

Income (loss) from continuing operations before income taxes and minority interest	6,211	37,147	(1,456)	(35,521)	6,381

Income tax (provision) benefit	—	(305)	5	—	(300)
Minority interest	—	—	—	475	475

Income (loss) from continuing operations	6,211	36,842	(1,451)	(35,046)	6,556
Income (loss) from discontinued operations	—	909	(1,254)	—	(345)

Net income (loss)	$6,211	$37,751	$(2,705)	$(35,046)	$6,211

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$—	$458,260	$45,024	$(18,645)	$484,639

Operating expenses:
Payroll and employee benefits	—	264,953	1,760	—	266,713
Provision for doubtful accounts	—	67,203	9,981	—	77,184
Depreciation and amortization	—	12,490	97	—	12,587
Other operating expenses	1,603	93,155	31,461	(18,645)	107,574
Restructuring charge and other	—	(1,401)	(20)	—	(1,421)

Total operating expenses	1,603	436,400	43,279	(18,645)	462,637

Operating (loss) income	(1,603)	21,860	1,745	—	22,002

Equity in earnings of subsidiaries	37,224	12,488	—	(49,712)	—
Interest expense	(26,655)	(1,357)	—	—	(28,012)
Interest income	—	197	—	—	197

Income (loss) from continuing operations before income taxes and minority interest	8,966	33,188	1,745	(49,712)	(5,813)

Income tax provision	—	(118)	—	—	(118)
Minority interest	—	—	—	(1,507)	(1,507)

Income (loss) from continuing operations	8,966	33,070	1,745	(51,219)	(7,438)
Income from discontinued operations	—	2,459	1,457	12,488	16,404

Net income (loss)	$8,966	$35,529	$3,202	$(38,731)	$8,966

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2002

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$—	$432,371	$36,753	$(15,973)	$453,151

Operating expenses:
Payroll and employee benefits	—	249,146	1,578	—	250,724
Provision for doubtful accounts	—	63,559	7,130	—	70,689
Depreciation and amortization	—	14,322	121	—	14,443
Other operating expenses	—	85,505	27,049	(15,973)	96,581
Restructuring charge and other	—	(697)	71	—	(626)

Total operating expenses	—	411,835	35,949	(15,973)	431,811

Operating income	—	20,536	804	—	21,340

Equity in earnings of subsidiaries	24,812	—	—	(24,812)
Interest expense	(24,107)	(404)	(951)	—	(25,462)
Interest income	644	—	—	—	644

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	1,349	20,132	(147)	(24,812)	(3,478)

Income tax benefit	—	2,531	—	—	2,531
Minority interest	—	—	—	(750)	(750)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,349	22,663	(147)	(25,562)	(1,697)
Income from discontinued operations	—	1,522	1,524	—	3,046

Income (loss) before cumulative effect of change in accounting principle	1,349	24,185	1,377	(25,562)	1,349
Cumulative effect of change in accounting principle	(49,513)	(49,513)	—	49,513	(49,513)

Net income (loss)	$(48,164)	$(25,328)	$1,377	$23,951	$(48,164)

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$6,211	$37,751	$(2,705)	$(35,046)	$6,211
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities -
Depreciation and amortization	—	11,760	496	—	12,256
Loss on sale of property and equipment	—	34	5	—	39
Provision for doubtful accounts	—	80,419	11,058	—	91,477
Losses of minority shareholder	—	—	—	(475)	(475)
Amortization of deferred financing costs	2,753	—	—	—	2,753
Amortization of debt discount	26	—	—	—	26
Change in assets and liabilities ---
Increase in accounts receivable	—	(88,465)	(7,932)	—	(96,397)
Increase in inventories	—	(107)	(127)	—	(234)
(Increase) decrease in prepaid expenses and other	—	(1,043)	42	—	(1,001)
Increase in insurance deposits	—	(1,307)	—	—	(1,307)
Increase in other assets	—	50	(527)	—	(477)
Increase (decrease) in due to/from affiliates	(6,700)	(28,156)	(665)	35,521	—
Increase (decrease) in accounts payable	—	499	(444)	—	55
Increase (decrease) in accrued liabilities and other liabilities	(1,269)	1,656	141	—	528
Increase in deferred revenue	—	1,047	—	—	1,047

Net cash provided by (used in) operating activities	1,021	14,138	(658)	—	14,501

Cash flows from investing activities:
Capital expenditures	—	(8,542)	(104)	—	(8,646)
Proceeds from the sale of property and equipment	—	224	1	—	225

Net cash used in investing activities	—	(8,318)	(103)	—	(8,421)

Cash flows from financing activities:
Repayments on credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(1,248)	—	—	(1,248)
Cash paid for debt modification costs	(515)	—	—	—	(515)
Proceeds from the issuance of common stock	494	—	—	—	494

Net cash used in financing activities	(1,021)	(1,248)	—	—	(2,269)

Increase (decrease) in cash	—	4,572	(761)	—	3,811
Cash, beginning of year	—	11,362	1,199	—	12,561

Cash, end of year	$—	$15,934	$438	$—	$16,372

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net income	$8,966	$35,529	$3,202	$(38,731)	$8,966
Adjustments to reconcile net income to cash provided by operating activities -
Non-cash portion of gain on disposition of Latin American operations	139	—	(13,871)	—	(13,732)
Non-cash reversal of restructuring charge and other	—	(1,401)	(20)	—	(1,421)
Depreciation and amortization	—	13,131	182	—	13,313
Gain on sale of property and equipment	—	(406)	(134)	—	(540)
Provision for doubtful accounts	—	74,320	10,726	—	85,046
Earnings of minority shareholder	—	—	—	1,507	1,507
Amortization of deferred financing costs	2,038	—	—	—	2,038
Amortization of debt discount	26	—	—	—	26
Deferred income taxes	—	(1,164)	1,164	—	—
Other	—	(176)	—	—	(176)
Change in assets and liabilities ---
Increase in accounts receivable	—	(69,386)	(12,203)	—	(81,589)
(Increase) decrease in inventories	—	674	(18)	—	656
Increase in prepaid expenses and other	—	(391)	(85)	—	(476)
Decrease in insurance deposits	—	291	—	—	291
(Increase) decrease in other assets	1,842	(2,757)	1,041	—	126
Increase (decrease) in due to/from affiliates	(12,290)	(32,653)	7,740	37,203	—
Increase in accounts payable	—	977	568	—	1,545
Increase (decrease) in accrued liabilities and other liabilities	476	(6,532)	2,714	—	(3,342)
Increase in deferred revenue	—	908	—	—	908

Net cash provided by operating activities	1,197	10,964	1,006	(21)	13,146

Cash flows from investing activities:
Capital expenditures	—	(9,251)	(149)	—	(9,400)
Proceeds from the sale of property and equipment	—	1,780	38	—	1,818

Net cash used in investing activities	—	(7,471)	(111)	—	(7,582)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(1,555)	(14)	—	(1,569)
Distributions to minority shareholders	—	—	(914)	—	(914)
Cash paid for debt modification costs	(1,583)	—	—	—	(1,583)
Proceeds from the issuance of common stock	407	—	—	—	407

Net cash used in financing activities	(1,176)	(1,555)	(928)	—	(3,659)

Effect of currency exchange rate changes on cash	(21)	—	(21)	21	(21)

Increase (decrease) in cash	—	1,938	(54)	—	1,884
Cash, beginning of year	—	9,424	1,253	—	10,677

Cash, end of year	$—	$11,362	$1,199	$—	$12,561

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2002

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities:
Net income (loss)	$(48,164)	$(25,338)	$1,377	$23,961	$(48,164)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities -
Non-cash reversal of restructuring charge and other	—	(618)	(100)	—	(718)
Depreciation and amortization	—	15,128	1,082	—	16,210
(Gain) loss on sale of property and equipment	—	152	(437)	—	(285)
Provision for doubtful accounts	—	69,964	7,916	—	77,880
Earnings of minority shareholder	—	—	—	750	750
Amortization of deferred financing costs	726	—	—	—	726
Amortization of debt discount	26	—	—	—	26
Non-cash portion of contract termination charges	—	(107)	—	—	(107)
Cumulative effect of change in accounting principle	—	49,513	—	—	49,513
Deferred income taxes	—	(300)	—	—	(300)
Non-cash stock compensation expense	73	—	—	—	73
Other	—	(8)	—	—	(8)
Change in assets and liabilities ---
Increase in accounts receivable	—	(67,533)	(6,238)	—	(73,771)
Decrease in inventories	—	915	33	—	948
(Increase) decrease in prepaid expenses and other	(51)	(2,756)	15	—	(2,792)
Increase in insurance deposits	—	(4,492)	—	—	(4,492)
(Increase) decrease in other assets	(819)	3,861	(1,171)	—	1,871
Increase (decrease) in due to/from affiliates	46,114	(19,723)	(1,982)	(24,409)	—
Increase (decrease) in accounts payable	—	1,571	(118)	—	1,453
Increase (decrease) in accrued liabilities and other liabilities	2,600	(10,633)	(1,848)	—	(9,881)
Increase in deferred revenue	—	702	—	—	702

Net cash provided by (used in) operating activities	505	10,298	(1,471)	302	9,634

Cash flows from investing activities:
Capital expenditures	—	(6,360)	(494)	—	(6,854)
Proceeds from the sale of property and equipment	—	422	600	—	1,022

Net cash provided by (used in) investing activities	—	(5,938)	106	—	(5,832)

Cash flows from financing activities:
Repayments on credit facility	(1,263)	—	—	—	(1,263)
Repayment of debt and capital lease obligations	—	(1,700)	(162)	—	(1,862)
Distributions to minority shareholders	—	—	(501)	—	(501)
Proceeds from the issuance of common stock	456	—	—	—	456

Net cash used in financing activities	(807)	(1,700)	(663)	—	(3,170)

Effect of currency exhange rate changes on cash	302	—	302	(302)	302

Increase (decrease) in cash	—	2,660	(1,726)	—	934
Cash, beginning of year	—	6,763	2,980	—	9,743

Cash, end of year	$—	$9,423	$1,254	$—	$10,677

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2004 for each of the fiscal years ending June 30, are as follows (in thousands):

2005	$1,495
2006	1,476
2007	152,570
2008	149,904
2009	15
Thereafter	92

$305,552

The Company incurred interest expense of approximately $29.2 million, $28.0 million and $25.5 million and paid interest of approximately $28.3 million, $25.4 million and $21.9 million in the years ended June 30, 2004, 2003 and 2002, respectively.

The Company had outstanding letters of credit totaling approximately $2.5 million, which mature on December 31, 2004 and $3.5 million at June 30, 2004 and 2003, respectively, for insurance and guarantees under contracts.

(12)	Income Taxes

The components of the income tax (provision) benefit applicable to continuing operations were as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	(300)	(118)	(119)

Total current provision	(300)	(118)	(119)

Deferred:
Federal	—	—	2,650
State	—	—	—

Total deferred benefit	—	—	2,650

Total (provision) benefit	$(300)	$(118)	$2,531

The income tax benefit in 2002 included federal income tax refunds of $0.6 million resulting from legislation that allowed the Company to carry back a portion of its net operating losses to prior years as well as refunds of $1.6 million applicable to prior years for which recognition was deferred until receipt.

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle as follows (in thousands):

	2004	2003	2002
Federal income tax (provision) benefit at statutory rate	$(2,232)	$1,109	$753
State taxes, net of federal benefit	(191)	(77)	(74)
Change in valuation allowance	3,475	(994)	1,951
Other, net	(1,352)	(156)	(99)

Total (provision) benefit	$(300)	$(118)	$2,531

The following table summarizes the components of the Company’s net deferred tax liability as of June 30, 2004 and 2003 (in thousands):

	As of June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$85,019	$82,906
Capital loss carryforwards	14,630	14,630
Accelerated depreciation and amortization	6,615	10,575
Accounts receivable valuations	5,359	6,335
Insurance claim reserves	10,845	11,382
Compensation and benefits	1,952	2,052
Other	1,778	1,987

Deferred tax assets	126,198	129,867

Deferred tax liabilities:
Partnership losses	(6,606)	(6,800)
Other	(650)	(650)

Deferred tax liabilities	(7,256)	(7,450)

Net deferred tax assets before valuation allowance	118,942	122,417
Less: Valuation allowance	(119,592)	(123,067)

Net deferred tax liability	$(650)	$(650)

As of June 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $202 million and $301 million, respectively, which expire in 2014-2024. The Company also had capital loss carryforwards for federal income tax purposes of approximately $38 million, which expire in 2006-2009. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

The Company maintains a valuation allowance for the portion of its net deferred tax assets for which it is more likely than not that the related benefits will not be realized. The valuation allowance, which totaled $119.6 million, $123.1 million and $124.1 million at June 30, 2004, 2003 and 2002, respectively, was based upon management’s analysis of available information including the net operating losses experienced in recent years. The Company will begin to release the valuation allowance when it is more likely than not that the deferred tax asset will be realized.

Cash payments (refunds) for income taxes were $0.3 million, $0.3 million and ($2.2 million) during the years ended June 30, 2004, 2003 and 2002, respectively.

(13) Redeemable Nonconvertible Participating Preferred Stock

As discussed in Note 11, in connection with the 2002 Amended Credit Facility and the 2003 Amended Credit Facility, the Company issued 211,549 Series B Shares and 283,979 Series C Shares to certain of its lenders.

The Company recorded the Series B and Series C Shares at their estimated fair value at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. Due to the cash redemption clauses (as discussed above), such shares were classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B and Series C Shares was being accreted to their respective redemption values through December 31, 2004 and December 31, 2006, respectively, with an offsetting charge to additional paid-in capital. Series B Share accretion totaled $4.8 million and $3.6 million for the years ended June 30, 2004 and 2003, respectively. Series C Share accretion totaled $1.5 million for the year ended June 30, 2004.

As a sufficient number of common shares were not available to permit settlement, the Company sought and obtained stockholder approval at its Annual Meeting of Stockholders held on June 10, 2004 to amend its certificate of incorporation to authorize additional common shares. The amendment increased the Company’s authorized common shares from 23,000,000 to 40,000,000.

On June 30, 2004, the Company settled the Series B and Series C Shares by the issuance of 4,955,278 common shares. Due to the settlement of the Series B and Series C Shares, as of June 30, 2004 there are currently no Series B or Series C Shares outstanding, and the related rights and privileges associated with the Series B or Series C Shares expired upon the settlement. On September 10, 2004, the Company received written notice from the holders of at least 20% of the outstanding common stock that was issued upon settlement of the Series B and Series C Shares requesting the registration of the common shares issued upon settlement of the Series B and Series C Shares. The Company is proceeding with the registration process required by the registration rights agreement, although no definitive completion date has been established.

The fair market value of the common shares issued to effect the settlement of the Series B and Series C Shares was $7.5 million based upon a closing price of $1.51 per share. The Series B and the Series C Shares had carrying values of $12.6 million and $5.0 million at the date of settlement, respectively, which represented the original issuance amount plus accretion through June 30, 2004. The $10.1 million difference between the fair market value of the common shares and the carrying value of the Series B and Series C Shares on the date of settlement was credited to additional paid in capital.

Both the Series B Shares and the Series C Shares were not convertible by the holder but could be settled at the Company’s option by the issuance of 10 common shares to for each preferred share. At the election of the holder, the Series B and Series C Shares carried voting rights as if such shares were converted into common shares. The Series B and Series C Shares were not entitled to a dividend except if declared by the Board. In the event a dividend was declared on the Company’s common stock, the holders of the Series B and Series C Shares would have been entitled to receive at least the equivalent amount of dividends they would have received had their Series B and Series C Shares been converted to common stock. The Series B and Series C Shares were, and the common shares issued upon settlement of the Series B and Series C Shares are, entitled to certain registration rights. The terms of the Series B and Series C Shares limited the Company from issuing senior or pari passu preferred shares and from paying dividends on, or redeeming, shares of junior stock.

Had the Series B Shares not been settled by December 31, 2004, the Company would have been required to redeem the Series B Shares for a price equal to the greater of $15.0 million or the value of the common shares into which the Series B Shares would otherwise have been convertible. Had the Series C Shares not been settled by December 31, 2006, the Company would have been required to redeem the Series C Shares for a price equal to the greater of $10.0 million or the value of the common shares into which the Series C Shares would otherwise have been convertible.

(14) Stockholders’ Rights Plan

In August 1995, the Company adopted a shareholders’ rights plan, which authorized the distribution of one right to purchase one one-thousandth of a share of $0.01 par value Series A Junior Participating Preferred Stock (a Right) for each share of common stock of the Company. The Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. In connection with the 2003 Amended Credit Facility, the Company adopted an amendment providing that ownership solely of Series B Shares or Series C Shares (or common stock issued or issuable upon settlement thereof) does not constitute a triggering event under the plan.

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

(15) Employee Benefit Plans

Employee Stock Purchase Plan

The Company established the ESPP through which eligible employees could purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company had reserved 2,150,000 shares of stock for issuance under the ESPP. The purchase price per share was the lower of 85% of the closing price of the stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred. Employees purchased 341,430, 570,801 and 559,668 shares of the Company’s common stock under the ESPP during fiscal years 2004, 2003 and 2002, respectively, at average per share prices of $0.98, $0.60 and $0.48. The ESPP expired on June 30, 2004.

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company, direct granting of the common stock of the Company (“Stock Awards”), the granting of stock appreciation rights (“SARs”), or the granting of other cash awards (“Cash Awards”) (Stock Awards, SARs and Cash Awards are collectively referred to herein as “Awards”). At June 30, 2004, approximately 962,000 options had been exercised. Approximately 3.8 million options remain outstanding under the 1992 Plan at June 30, 2004. Options were granted as incentive stock options or non-qualified stock options.

Options and Awards were granted only to persons who at the time of grant were either key personnel of the Company or consultants and independent contractors who provided valuable services to the Company. Options that are incentive stock options could be granted only to key personnel of the Company.

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

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million of which approximately 372,000 options have been exercised. Approximately 1.2 million of options remain outstanding under the 2000 Plan as of June 30, 2004.

Options may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company.

The terms of each Award were established by the Board of Directors at the time of grant. Options granted to date vest over periods not exceeding three years.

The following summarizes stock option activity in the 1992 Plan and the 2000 Plan:

	Year Ended June 30, 2004
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	6,130,291	$0.39 - $36.00	$5.25
Granted	10,000	$1.89	$1.89
Cancelled	(859,598)	$0.39 - $32.25	$4.43
Exercised	(278,965)	$0.39 - $2.00	$0.65

Options outstanding at end of year	5,001,728	$0.39 - $36.00	$5.65

Options exercisable at end of year	4,538,146	$0.39 - $36.00	$6.04
Options available for grant at end of year	442,329
Weighted average fair value per share of options granted			$1.29

	Year Ended June 30, 2003
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	5,198,978	$0.39 - $36.00	$7.79
Granted	1,697,000	$2.00 - $2.24	$2.00
Cancelled	(672,216)	$0.39 - $32.88	$15.60
Exercised	(93,471)	$0.39 - $1.50	$0.69

Options outstanding at end of year	6,130,291	$0.39 - $36.00	$5.25

Options exercisable at end of year	4,173,976	$0.39 - $36.00	$7.00
Options available for grant at end of year	265,246
Weighted average fair value per share of options granted granted			$1.43

	Year Ended June 30, 2002
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	4,441,668	$1.25 - $36.00	$11.77
Granted	1,818,000	$0.39 - $0.86	$0.56
Cancelled	(869,183)	$0.39 - $33.38	$14.48
Exercised	(191,507)	$0.39 - $1.50	$0.98

Options outstanding at end of year	5,198,978	$0.39 - $36.00	$7.79

Options exercisable at end of year	3,654,817	$0.39 - $36.00	$10.48
Options available for grant at end of year	1,750,294
Weighted average fair value per share of options granted			$0.26

The following table summarizes options outstanding and exercisable at June 30, 2004 for options issued under the 1992 Plan and the 2000 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.39	644,328	7.47	$0.39	644,328	$0.39
$0.44 - $0.86	544,000	7.36	$0.84	444,000	$0.84
$1.25 - $1.38	10,400	5.29	$1.35	10,400	$1.35
$1.50	849,499	6.14	$1.50	849,499	$1.50
$1.56 - $1.89	27,500	7.32	$1.69	20,833	$1.62
$2.00	1,404,177	7.90	$2.00	1,047,262	$2.00
$2.24 - $7.81	693,750	4.80	$6.94	693,750	$6.94
$8.00 - $29.00	572,481	3.63	$17.76	572,481	$17.76
$32.25 - $34.50	233,093	2.48	$32.58	233,093	$32.58
$36.00	22,500	2.39	$36.00	22,500	$36.00

$0.39 - $36.00	5,001,728	6.28	$5.65	4,538,146	$6.04

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

The 401(k) Plan provides that each participant may contribute up to 50% of his or her respective salary, not to exceed the annual statutory limit, except for highly compensated employees, whose contributions are limited to 4%. The Company, at its discretion, may elect to make matching contributions in the form of cash or the Company’s common stock to each participant’s account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds.

Matching contributions to the 401(k) Plan for the years ended June 30, 2004 and 2003 were approximately $1.6 million for each fiscal year. The Company accrued a matching contribution of approximately $1.7 million for the 401(k) Plan year ended December 31, 2000. During fiscal 2002, the Company made the decision not to make this discretionary contribution and reversed the accrual of $1.7 million to income. The Company did not elect to make a discretionary profit sharing contribution in fiscal years 2004, 2003 or 2002.

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan (the “ESOP”) in 1979 and makes related contributions at the discretion of the Board of Directors. No discretionary contributions were made during fiscal 2004, 2003 and 2002. The ESOP held approximately 3.1% and 4.5% of the outstanding common stock of the Company for the benefit of all participants as of June 30, 2004 and 2003, respectively. The ESOP is administered by the ESOP’s Advisory Committee, consisting of certain officers of the Company.

In July 1999, the Company’s Board of Directors approved an amendment to “freeze” the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants’ accounts were fully vested as of June 30, 1999. The Company does not intend to make any contributions to the ESOP in the future.

(16) Commitments And Contingencies

Medicare Fee Schedule

Prior to April 1, 2002, when the national fee schedule began a five-year phase-in, Medicare used a charge-based reimbursement system for ambulance services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance, if the Company did not accept the assigned reimbursement, and Medicare required the Company to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, or the inflation-indexed charge limit.

On April 1, 2002, the Medicare Ambulance Fee Schedule Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. The base rate conversion factor for services to Medicare patients was set at $170.54 (which is adjusted each year by the CPI) plus separate mileage charges based on specified relative value units for each level of ambulance service. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient.

Originally, the Final Rule called for a five-year phase-in period to allow time for providers to adjust to the new payment rates. The national fee schedule was to be phased in at 20-percent increments each year, with payments being made at 100 percent of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, modifications were made to the phase-in of the ambulance fee schedule. Effective July 1, 2004, a regional fee schedule component of reimbursement is being phased in with the original national fee schedule. In addition, the new legislation extended the phase-in period to 2010. Under the new rules, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule, or (b) a blend of the national fee schedule and the regional fee schedule. For 2004, that blended rate will be 20% of the national fee schedule and 80% of the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20% for the national fee schedule and decrease 20% for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 80% national and 20% regional. In addition to the fee schedule changes, a provision for additional reimbursement for ambulance services was provided to Medicare patients. Among other relief, the Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule or through 2006. Although the Company expects this provision under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will benefit the portion of Rural/Metro’s medical transportation revenue that is reimbursed through Medicare, the Company is currently unable to predict the total impact.

Reimbursement by Medicare accounted for 28%, 27%, and 25% of the Company’s net ambulance fee collections for 2004, 2003, and 2002, respectively.

The Company believes the Medicare Ambulance Fee Schedule will have a neutral impact on its medical transportation revenue at incremental and full phase-in periods, primarily due to the geographic diversity of its operations. These rules could, however, result in contract renegotiations or other actions by the Company to offset any negative impact at the regional level that could have a material adverse effect on its business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers, or an increase in our cost structure relative to the rate of increase in the CPI, or costs incurred to implement the mandates of the fee schedule could have a material adverse effect on its business, financial condition, results of operations and cash flows.

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has surety bonds that are renewable annually. The Company has $9.1 million of surety bonds outstanding as of June 30, 2004.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to operations under these leases (including leases with terms of less than one year) was approximately $11.0 million, $10.7 million and $10.5 million in fiscal 2004, 2003 and 2002, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2005	$8,224
2006	7,150
2007	5,689
2008	4,282
2009	3,613
Thereafter	14,438

$43,396

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

In addition to the above, from time to time the Company provides standard representations and warranties to counterparties in contracts in connection with sales of its securities and the engagement of financial advisors, and also provides indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties, or in certain other circumstances relating to the sale of securities or their engagement by the Company.

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations, and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, and cash flows or results of operations. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

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

On April 17, 2003, Rural/Metro and the individual defendants agreed to settle the Haskell v. Rural/Metro and Ruble v. Rural/Metro cases with plaintiffs, subject to notice to the class and final court approval. Rural/Metro’s primary and excess carriers funded the settlement on June 5, 2003 by depositing the funds in a designated escrow account and waived any claims for reimbursement of the funds subject to final court approval of the class action settlement. After a hearing on the final settlement agreement, the court entered an order approving the settlement and dismissing the Ruble case without prejudice on December 10, 2003. The Haskell case was dismissed with prejudice on January 13, 2004.

In the settlement agreement, the Company and the individual defendants expressly denied all charges of liability or wrongdoing and continued to assert that at all relevant times they acted in good faith and in a manner they reasonably believed to be in the best interests of the Company and its stockholders.

Springborn, et al. v. Rural/Metro Corporation, et al.: The Company, Arthur Andersen LLP, Cor Clement and Jane Doe Clement, Randall L. Harmsen and Jane Doe Harmsen, Warren S. Rustand and Jane Doe Rustand, James H. Bolin and Jane Doe Bolin, Jack E. Brucker and Jane Doe Brucker, Robert B. Hillier and Jane Doe Hillier, John S. Banas III and Jane Doe Banas, Louis G. Jekel and Karen Whitmer, Mary Anne Carpenter and John Doe Carpenter, William C. Turner and Jane Doe Turner, Henry G. Walker and Jane Doe Walker, Louis A. Witzeman and Jane Doe Witzeman, John

Furman and Jane Doe Furman, and Mark Liebner and Jane Doe Liebner were named as defendants in a purported class action lawsuit: STEVEN A. SPRINGBORN V. RURAL/METRO CORPORATION, ET AL., Civil Action No. CV 2002-019020 filed on September 30, 2002 in Maricopa County, Arizona Superior Court. The lawsuit was brought on behalf of employee firefighters in Maricopa County who participated in the Company’s ESOP, ESPP and/or 401(k) Plan from July 1, 1996 through June 30, 2001. The plaintiffs amended the Complaint on October 17, 2002, adding Barry Landon and Jane Doe Landon as defendants and making certain additional allegations and claims. The primary allegations of the complaint included violations of various state and federal securities laws, breach of contract, common law fraud, and mismanagement of the Plans.

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

On July 29, 2003, the court granted the motion to dismiss, which disposed of all claims against the Company and its current and former officers and directors. On August 28, 2003, plaintiffs filed a notice of appeal from the court’s July 29, 2003 order to the Ninth Circuit. The appeal was dismissed as premature on October 27, 2003. The court dismissed the plaintiffs’ remaining claims against Arthur Andersen on January 27, 2004, and entered final judgment. On February 10, 2004, the Company and its current directors and officers filed a notion for attorneys’ fees. On February 26, 2004, the plaintiffs appealed the trial courts judgment to the Ninth Circuit. On March 9, 2004, the parties entered into a settlement agreement whereby the plaintiffs agreed to dismiss their appeal of the final judgment, and the Company agreed to withdraw all motions that were pending relating to the lawsuit.

On March 5, 1999, the Company made a voluntary disclosure to the Office of the Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by the Company and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices the Company self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue the Company self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Accrued liabilities at June 30, 2004 and 2003, respectively include a $1.0 million and $0.8 million reserve for this matter. An unfavorable resolution of this lawsuit could have a material adverse effect on the Company business, financial condition, results of operations or cash flows.

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

The Company has been subject to investigations in the past relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperated fully with the government agencies that conducted these investigations. Those reviews cover periods prior to the Company’s acquisition of certain operations as well as periods subsequent to acquisition. Management believes that the reserves established for specific contingencies which totaled $1.4 million as of June 30, 2004 and 2003, respectively, are sufficient so that the ultimate outcome of these matters would not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Nasdaq Listing

Dating back to May 22, 2003, the Company has had periodic correspondence with the Nasdaq Stock Market (“Nasdaq”) regarding its noncompliance with certain of the Nasdaq SmallCap Market listing standards. Most recently, on July 12, 2004 the Company received notice from the Nasdaq Listing Qualifications Panel that it did not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the open of business on July 13, 2004, the Company’s common stock began trading on the Over The Counter Bulletin Board. On July 21, 2004, the Company requested the Listing Council to review the Listing Qualification Panel’s decision. The Company is currently awaiting a decision from the Listing Council.

(17) Financial Instruments

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these instruments. The carrying value of notes payable and capital lease obligations approximate the related fair values as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities. The fair value of the Senior Notes was determined by the market price as of June 30, 2004 and 2003. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the Amended Credit Facility to arrive at its estimated fair value. The fair value of the Company’s Series B Shares was determined by reference to the market price for the Company’s common stock at June 30, 2003. A comparison of the fair value and carrying value of the Senior Notes and Amended Credit Facility is as follows (in thousands):

	As of June 30,
	2004		2003
	Fair Value	Recorded Value	Fair Value	Recorded Value
Credit Facility	$132,723	$152,555	$121,936	$152,420
Senior Notes	130,416	149,904	119,902	149,878
Series B Redeemable Nonconvertible Participating Preferred Stock	—	—	2,433	7,793

(18) Segment Reporting

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

The accounting policies described in Note 1 to the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company’s measure of segment profitability is defined as income (loss) before interest, income taxes, depreciation and amortization. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) (in thousands):

	Medical Transportation and Related Services	Fire and Other	Total
Year ended June 30, 2004
Net revenues from external customers	$452,254	$74,349	$526,603
Segment profit	53,994	6,991	60,986
Segment assets	64,199	1,149	65,348

Year ended June 30, 2003
Net revenues from external customers	$411,399	$73,240	$484,639
Segment profit	44,997	7,078	52,075
Segment assets	58,782	1,646	60,428

Year ended June 30, 2002
Net revenues from external customers	$385,995	$67,156	$453,151
Segment profit	47,933	5,626	53,559
Segment assets	62,867	1,594	64,461

A reconciliation of segment profit to income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle is as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Segment profit	$60,986	$52,075	$53,559
Unallocated corporate overhead	(14,055)	(17,486)	(17,776)
Depreciation and amortization	(11,404)	(12,587)	(14,443)
Interest expense	(29,243)	(28,012)	(25,462)
Interest income	97	197	644

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$6,381	$(5,813)	$(3,478)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2004	2003	2002
Segment assets	$65,348	$60,428	$64,461
Cash	16,372	12,561	10,677
Inventories	11,738	11,504	12,220
Prepaid expenses and other	8,512	8,498	7,231
Property and equipment, net	40,283	43,010	48,532
Goodwill	41,100	41,167	41,244
Insurance deposits	9,244	6,950	8,228
Other assets	12,644	12,048	8,115

Total assets	$205,241	$196,166	$200,708

(19) Related Party Transactions

The Company incurred legal fees of approximately $16,000 and $138,000 in fiscal 2003 and 2002, respectively, with a law firm in which a member of the Board of Directors is a partner.

The Company incurred rental expense of approximately $84,000, $69,000 and $69,000 in fiscal 2004, 2003 and 2002 related to leases of fire and ambulance facilities with a former director of the Company.

The Company incurred consulting fees of approximately $89,000 for each of the fiscal years ended June 30, 2003 and 2002, with a former director of the Company.

Effective January 1, 2004, the Company entered into an employment agreement with an officer, which expires in December 2010. Under the terms of this agreement, the officer was paid a retention bonus of approximately $1.5 million which is subject to repayment should the Company terminate the officer’s employment without cause or should the officer terminate his employment without good reason. The unamortized balance at June 30, 2004 is $1.4 million. This retention bonus is being amortized ratably over the term of the agreement.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures.

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e). Based upon the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Proposal to Elect Directors - Nominees”, “Code of Ethics”, “Proposal to Elect Directors – Meetings and Committees of the Board of Directors; Independence” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” as set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

Our website (www.shareholder.com/ruralmetro/downloads/Code_of_Business_Conduct.pdf) contains the Company’s Code of Ethics and Business Conduct (“Code of Ethics”), which is the Company’s code of business conduct and ethics for its directors and employees, including the Chief executive officer and Chief Financial Officer. Any amendment to the Code of Ethics will be posted on the Company’s website.

ITEM 11. Executive Compensation

The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading “Proposal to Elect Directors - Director Compensation and Other Information” and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Principal Stockholders, Directors and Officers and Related Stockholder Matters” as set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

ITEM 14. Principal Registered Public Accounting Firm Fees and Services

The information required by Item 14 is incorporated herein by reference to the information under the heading “Proposal to Elect Directors” as set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as a part of this Form 10-K:

  (1) See the Consolidated Financial Statements included in Item 8 hereof.

(3)	Exhibits

Exhibit No.	Description of Exhibit
2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

3.1(a)

Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 23, 1995; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004 *

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

10.16(o)

Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zariello, effective June 2, 2004 (27) **

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2004 (29) **

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004 * **

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998 (1) **

10.18(a)	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997 (12) **

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990 (1) **

10.22	Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990 (1)

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997 (21) **

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

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000 (14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000 (14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000 (15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000 (7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001 (18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001 (19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001 (22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001 (24)

10.64	Stock Purchase Agreement for the sale of Argentine and related Latin American subsidiaries, effective as of September 27, 2002 (25)

10.65	Stock Purchase Agreement for the sale of our Bolivian subsidiaries, effective as of September 27, 2002 (25)

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

(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.

(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(29)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.

(b)	Reports on Form 8-K

  We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

  Current Report on Form 8-K filed on April 19, 2004 under Item 5 (Other Event).

  Current Report on Form 8-K furnished on May 14, 2004 under Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ Jack E. Brucker
Jack E. Brucker
President and Chief Executive Officer

September 27, 2004

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cor J. Clement Cor J. Clement	Chairman of the Board of Directors	September 27, 2004

/s/ Louis G. Jekel Louis G. Jekel	Vice Chairman of the Board of Directors	September27, 2004

/s/ Jack E. Brucker Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2004

/s/ Michael S. Zarriello Michael S. Zarriello	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2004

/s/ Mary Anne Carpenter Mary Anne Carpenter	Director	September 27, 2004

/s/ William C. Turner William C. Turner	Director	September 27, 2004

/s/ Henry G. Walker Henry G. Walker	Director	September 27, 2004

/s/ Robert E. Wilson Robert E. Wilson	Director	September 27, 2004