Form 10-Q
period 2004-09-30
RURAL METRO CORP /DE/
filed 2004-11-12
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 31, 2004, there were 22,016,088 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2004

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash	$7,622	$16,372
Accounts receivable, net of allowance for doubtful accounts of $64,500 and $59,430 at September 30, 2004 and June 30, 2004, respectively	66,893	65,348
Inventories	11,870	11,738
Prepaid expenses and other assets	8,722	8,512

Total current assets	95,107	101,970
Property and equipment, net	41,311	40,283
Goodwill	40,850	41,100
Insurance deposits	8,348	9,244
Other assets	11,528	12,644

	$197,144	$205,241

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,643	$13,833
Accrued liabilities	48,938	57,273
Deferred revenue	19,588	18,650
Current portion of long-term debt	1,520	1,495

Total current liabilities	78,689	91,251
Long-term debt, net of current portion	303,702	304,057
Deferred income taxes	650	650

Total liabilities	383,041	395,958

Minority interest	1,818	1,509

Stockholders’ equity (deficit):
Common stock, $.01 par value, 40,000,000 shares authorized, 21,972,169 and 21,890,816 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	220	219
Additional paid-in capital	147,168	147,075
Accumulated deficit	(333,864)	(338,281)
Treasury stock	(1,239)	(1,239)

Total stockholders’ equity (deficit)	(187,715)	(192,226)

	$197,144	$205,241

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Net revenue	$136,463	$128,656

Operating expenses
Payroll and employee benefits	72,488	69,398
Provision for doubtful accounts	21,562	20,237
Depreciation and amortization	2,988	2,840
Other operating expenses	27,337	27,176

Total operating expenses	124,375	119,651

Operating income	12,088	9,005
Interest expense	(7,320)	(8,014)
Interest income	130	29

Income from continuing operations before income taxes and minority interest	4,898	1,020
Income tax provision	(95)	(86)
Minority interest	(309)	(274)

Income from continuing operations	4,494	660
Loss from discontinued operations	(77)	(54)

Net income	4,417	606
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(69)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(1,201)

Net income (loss) applicable to common stock	$4,417	$(664)

Income (loss) per share
Basic -
Income (loss) from continuing operations applicable to common stock	$0.20	$(0.04)
Income (loss) from discontinued operations applicable to common stock	—	—

Net income (loss)	$0.20	$(0.04)

Diluted -
Income (loss) from continuing operations applicable to common stock	$0.20	$(0.04)
Income (loss) from discontinued operations applicable to common stock	—	—

Net income (loss)	$0.20	$(0.04)

Average number of common shares outstanding - Basic	21,959	16,399

Average number of common shares outstanding - Diluted	22,679	16,399

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,417	$606
Adjustments to reconcile net income to cash used in operating activities -
Depreciation and amortization	3,237	3,363
Loss on sale of property and equipment	64	22
Provision for doubtful accounts	21,588	21,852
Earnings of minority shareholder	309	274
Amortization of deferred financing costs	670	735
Amortization of debt discount	6	6
Change in assets and liabilities -
Increase in accounts receivable	(23,133)	(25,945)
Increase in inventories	(132)	(192)
(Increase) decrease in prepaid expenses and other assets	(210)	542
Decrease (increase) in insurance deposits	896	(337)
Decrease in other assets	68	156
Decrease in accounts payable	(5,190)	(3,120)
Decrease in accrued liabilities and other liabilities	(8,335)	(4,365)
Increase in deferred revenue	938	949

Net cash used in operating activities	(4,807)	(5,454)

Cash flows from investing activities:
Capital expenditures	(3,708)	(1,241)
Proceeds from the sale of property and equipment	7	33

Net cash used in investing activities	(3,701)	(1,208)

Cash flows from financing activities:
Repayments on credit facility	—	(1,000)
Repayment of debt and capital lease obligations	(336)	(274)
Cash paid for debt modification costs	—	(515)
Proceeds from the issuance of common stock	94	169

Net cash used in financing activities	(242)	(1,620)

Decrease in cash	(8,750)	(8,282)
Cash, beginning of period	16,372	12,561

Cash, end of period	$7,622	$4,279

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three months ended September 30, 2004 and 2003 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Certain financial information for prior periods has been reclassified to conform to the current presentation. The consolidated balance sheet as of June 30, 2004 has been derived from the audited consolidated balance sheet of the Company, but does not include all of the disclosures required by generally accepted accounting principles.

(1)	Liquidity

During the three months ended September 30, 2004, the Company had net income of $4.4 million compared with net income of $0.6 million in the three months ended September 30, 2003. The Company’s operating activities used cash totaling $4.8 million in the three months ended September 30, 2004 and $5.5 million in the three months ended September 30, 2003. At September 30, 2004, the Company had cash of $7.6 million, long-term debt of $303.7 million and a stockholders’ deficit of $187.7 million. The Company’s long-term debt primarily consists of $149.9 million of 7 7/8% Senior Notes due March 15, 2008 and $152.6 million outstanding under its credit facility due December 31, 2006.

Management does not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, the Company will seek to refinance the credit facility with cash obtained through additional borrowings or the issuance of additional equity. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company.

The Company’s ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash from operations, it may need to raise additional equity or borrow additional funds to achieve its longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2005. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(2)	Accounting for Stock Based Compensation

At September 30, 2004, the Company had two stock compensation plans. The Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan with which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Non-Qualified Stock Option Plan had 452,329 shares available for issuance at September 30, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Net income (loss) applicable to common stock	$4,417	$(664)
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax effect	(69)	(288)

Pro forma net income (loss) applicable to common stock	$4,348	$(952)

Income (loss) per share:
Basic - As reported	$0.20	$(0.04)

Basic - Pro forma	$0.20	$(0.06)

Diluted - As reported	$0.20	$(0.04)

Diluted - Pro forma	$0.19	$(0.06)

(3)	Long-term Debt

The Company’s long-term debt consisted of the following at September 30, 2004 and June 30, 2004 (in thousands):

	September 30, 2004	June 30, 2004
Credit facility due December 2006	$152,555	$152,555
7 7/8% senior notes due March 2008	149,910	149,904
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	2,757	3,093

	305,222	305,552
Less: Current maturities	(1,520)	(1,495)

	$303,702	$304,057

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

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$7,062	$560	$—	$7,622
Accounts receivable, net	—	58,667	8,226	—	66,893
Inventories	—	11,743	127	—	11,870
Prepaid expenses and other	—	8,719	3	—	8,722

Total current assets	—	86,191	8,916	—	95,107
Property and equipment, net	—	41,143	168	—	41,311
Goodwill	—	40,850	—	—	40,850
Insurance deposits	—	8,348	—	—	8,348
Other assets	6,705	4,293	530	—	11,528
Due from (to) affiliates	219,622	(194,190)	(25,432)	—	—
Investment in subsidiaries	(110,056)	—	—	110,056	—

	$116,271	$(13,365)	$(15,818)	$110,056	$197,144

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$7,600	$1,043	$—	$8,643
Accrued liabilities	1,521	47,002	415	—	48,938
Deferred revenue	—	19,101	487	—	19,588
Current portion of long-term debt	—	1,520	—	—	1,520

Total current liabilities	1,521	75,223	1,945	—	78,689
Long-term debt, net of current portion	302,465	1,237	—	—	303,702
Deferred income taxes	—	650	—	—	650

Total liabilities	303,986	77,110	1,945	—	383,041

Minority interest	—	—	—	1,818	1,818

Stockholders’ equity (deficit):
Common stock	220	82	8	(90)	220
Additional paid-in capital	147,168	54,624	20,469	(75,093)	147,168
Accumulated deficit	(333,864)	(145,181)	(38,240)	183,421	(333,864)
Treasury stock	(1,239)	—	—	—	(1,239)

Total stockholders’ equity (deficit)	(187,715)	(90,475)	(17,763)	108,238	(187,715)

	$116,271	$(13,365)	$(15,818)	$110,056	$197,144

RURAL/METRO CORPORATION

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$15,934	$438	$—	$16,372
Accounts receivable, net	—	57,548	7,800	—	65,348
Inventories	—	11,611	127	—	11,738
Prepaid expenses and other	—	8,510	2	—	8,512

Total current assets	—	93,603	8,367	—	101,970
Property and equipment, net	—	40,113	170	—	40,283
Goodwill	—	41,100	—	—	41,100
Insurance deposits	—	9,244	—	—	9,244
Other assets	7,371	4,745	528	—	12,644
Due from (to) affiliates	226,261	(200,207)	(26,054)	—	—
Investment in subsidiaries	(122,012)	—	—	122,012	—

	$111,620	$(11,402)	$(16,989)	$122,012	$205,241

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$12,586	$1,247	$—	$13,833
Accrued liabilities	1,387	55,481	405	—	57,273
Deferred revenue	—	18,650	—	—	18,650
Current portion of long-term debt	—	1,495	—	—	1,495

Total current liabilities	1,387	88,212	1,652	—	91,251
Long-term debt, net of current portion	302,459	1,598	—	—	304,057
Deferred income taxes	—	650	—	—	650

Total liabilities	303,846	90,460	1,652	—	395,958

Minority interest	—	—	—	1,509	1,509

Stockholders’ equity (deficit):
Common stock	219	82	8	(90)	219
Additional paid-in capital	147,075	54,622	20,168	(74,790)	147,075
Accumulated deficit	(338,281)	(156,566)	(38,817)	195,383	(338,281)
Treasury stock	(1,239)	—	—	—	(1,239)

Total stockholders’ equity (deficit)	(192,226)	(101,862)	(18,641)	120,503	(192,226)

	$111,620	$(11,402)	$(16,989)	$122,012	$205,241

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$129,434	$12,772	$(5,743)	$136,463

Operating expenses:
Payroll and employee benefits	—	71,984	504	—	72,488
Provision for doubtful accounts	—	18,569	2,993	—	21,562
Depreciation and amortization	—	2,968	20	—	2,988
Other operating expenses	—	24,461	8,619	(5,743)	27,337

Total operating expenses	—	117,982	12,136	(5,743)	124,375

Operating income	—	11,452	636	—	12,088
Equity in earnings of subsidiaries	11,653	—	—	(11,653)	—
Interest expense	(7,236)	(27)	(57)	—	(7,320)
Interest income	—	130	—	—	130

Income from continuing operations before income taxes and minority interest	4,417	11,555	579	(11,653)	4,898
Income tax provision	—	(95)	—	—	(95)
Minority interest	—	—	—	(309)	(309)

Income from continuing operations	4,417	11,460	579	(11,962)	4,494
Loss from discontinued operations	—	(75)	(2)	—	(77)

Net income	$4,417	$11,385	$577	$(11,962)	$4,417

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$122,066	$11,803	$(5,213)	$128,656

Operating expenses:
Payroll and employee benefits	—	68,817	581	—	69,398
Provision for doubtful accounts	—	17,674	2,563	—	20,237
Depreciation and amortization	—	2,821	19	—	2,840
Other operating expenses	252	23,854	8,283	(5,213)	27,176

Total operating expenses	252	113,166	11,446	(5,213)	119,651

Operating income (loss)	(252)	8,900	357	—	9,005
Equity in earnings of subsidiaries	8,771	—	—	(8,771)	—
Interest expense	(7,913)	89	(190)	—	(8,014)
Interest income	—	28	1	—	29

Income from continuing operations before income taxes and minority interest	606	9,017	168	(8,771)	1,020
Income tax provision	—	(86)	—	—	(86)
Minority interest	—	—	—	(274)	(274)

Income from continuing operations	606	8,931	168	(9,045)	660
Income (loss) from discontinued operations	—	528	(582)	—	(54)

Net income (loss)	$606	$9,459	$(414)	$(9,045)	$606

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities:
Net income	$4,417	$11,385	$577	$(11,962)	$4,417
Adjustments to reconcile net income to cash provided by (used in) operating activities -
Depreciation and amortization	346	2,872	19	—	3,237
Loss on sale of property and equipment	—	64	—	—	64
Provision for doubtful accounts	—	18,690	2,898	—	21,588
Earnings of minority shareholder	—	—	—	309	309
Amortization of deferred financing costs	670	—	—	—	670
Amortization of debt discount	6	—	—	—	6
Change in assets and liabilities -
Increase in accounts receivable	—	(19,809)	(3,324)	—	(23,133)
Increase in inventories	—	(132)	—	—	(132)
Increase in prepaid expenses and other	—	(209)	(1)	—	(210)
Decrease in insurance deposits	—	896	—	—	896
(Increase) decrease in other assets	(346)	414	—	—	68
(Increase) decrease in due to/from affiliates	(5,321)	(6,010)	(322)	11,653	—
Decrease in accounts payable	—	(4,986)	(204)	—	(5,190)
Increase (decrease) in accrued liabilities and other liabilities	134	(8,479)	10	—	(8,335)
Increase in deferred revenue	—	451	487	—	938

Net cash provided by (used in) operating activities	(94)	(4,853)	140	—	(4,807)

Cash flow from investing activities:
Capital expenditures	—	(3,690)	(18)	—	(3,708)
Proceeds from the sale of property and equipment	—	7	—	—	7

Net cash used in investing activities	—	(3,683)	(18)	—	(3,701)

Cash flow from financing activities:
Repayment of debt and capital lease obligations	—	(336)	—	—	(336)
Proceeds from the issuance of common stock	94	—	—	—	94

Net cash provided by (used in) financing activities	94	(336)	—	—	(242)

Increase (decrease) in cash	—	(8,872)	122	—	(8,750)
Cash, beginning of period	—	15,934	438	—	16,372

Cash, end of period	$—	$7,062	$560	$—	$7,622

RURAL/METRO CORPORATION

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow operating activities:
Net income (loss)	$606	$9,459	$(414)	$(9,045)	$606
Adjustments to reconcile net income (loss) to cash provided by (used in) operations -
Depreciation and amortization	—	2,927	436	—	3,363
Loss on sale of property and equipment	—	22	—	—	22
Provision for doubtful accounts	—	19,110	2,742	—	21,852
Earnings of minority shareholder	—	—	—	274	274
Amortization of deferred financing costs	735	—	—	—	735
Amortization of debt discount	6	—	—	—	6
Change in assets and liabilities -
Increase in accounts receivable	—	(23,495)	(2,450)	—	(25,945)
Increase in inventories	—	(192)	—	—	(192)
Decrease in prepaid expenses and other	—	499	43	—	542
Increase in insurance deposits	—	(337)	—	—	(337)
(Increase) decrease in other assets	—	357	(201)	—	156
(Increase) decrease in due to/from affiliates	1,171	(9,783)	(159)	8,771	—
Decrease in accounts payable	—	(2,521)	(599)	—	(3,120)
Decrease in accrued liabilities and other liabilities	(1,172)	(2,961)	(232)	—	(4,365)
Increase in deferred revenue	—	461	488	—	949

Net cash provided by (used in) operating activities	1,346	(6,454)	(346)	—	(5,454)

Cash flow from investing activities:
Capital expenditures	—	(1,207)	(34)	—	(1,241)
Proceeds from the sale of property and equipment	—	32	1	—	33

Net cash used in investing activities	—	(1,175)	(33)	—	(1,208)

Cash flow from financing activities:
Repayment of credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(274)	—	—	(274)
Cash paid for debt modification costs	(515)	—	—	—	(515)
Proceeds from the issuance of common stock	169	—	—	—	169

Net cash used in financing activities	(1,346)	(274)	—	—	(1,620)

Decrease in cash	—	(7,903)	(379)	—	(8,282)
Cash, beginning of period	—	11,362	1,199	—	12,561

Cash, end of period	$—	$3,459	$820	$—	$4,279

(4)	Redeemable Nonconvertible Participating Preferred Stock

In connection with the 2002 Amended Credit Facility and the 2003 Amended Credit Facility, the Company issued 211,549 Series B redeemable nonconvertible participating preferred shares (“Series B Shares”) and 283,979 Series C redeemable nonconvertible participating preferred shares (“Series C Shares”) to certain of its lenders.

The Company recorded the Series B and Series C Shares at their estimated fair value at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. The Series B and Series C Shares could be settled by the Company by the issuance of 2,115,490 and 2,839,790 common shares, respectively, or a cash payment equivalent to the prescribed redemption values. Due to cash redemption clauses, such shares were classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B and Series C Shares was being accreted to their respective redemption values through December 31, 2004 and December 31, 2006, respectively, with an offsetting charge to additional paid-in capital. Series B Share accretion totaled $1.2 million for the three months ended September 30, 2003.

As a sufficient number of common shares were not available to permit settlement of the Series B and Series C Shares, the Company sought and obtained stockholder approval at its Annual Meeting of Stockholders held on June 10, 2004 to amend its certificate of incorporation to authorize additional common shares. The amendment increased the Company’s authorized common shares from 23,000,000 to 40,000,000.

On June 30, 2004, the Company settled the Series B and Series C Shares by the issuance of 4,955,278 common shares. Due to the settlement of the Series B and Series C Shares, as of June 30, 2004 there are currently no Series B or Series C Shares outstanding, and the related rights and privileges associated with the Series B and Series C Shares expired upon the settlement.

On September 10, 2004, the Company received written notice from the holders of at least 20% of the outstanding common stock that was issued upon settlement of the Series B and Series C Shares requesting the registration of the common shares issued upon settlement of the Series B and Series C Shares. The Company is proceeding with the registration process required by the registration rights agreement, although a definitive completion date has not been established.

(5)	Discontinued Operations

During fiscal 2004, the Company ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. The Company also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold, as the Company continues to dispose of non-core businesses and one of which was due to the community converting the service area to a municipal fire district. In addition, one of its protection services businesses, which is included in the fire and other segment, was classified as held for sale as of June 30, 2004 and such sale was closed during the first quarter of 2005 at a loss of $24,000. The results of these service areas for the three months ended September 30, 2004 and 2003 are included in loss from discontinued operations.

Results of discontinued operations for the three months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Net revenue:
Medical transportation and related services	$(13)	$5,549
Fire and other	81	1,305

	$68	$6,854

Net income (loss):
Medical transportation and related services	$(118)	$(408)
Fire and other	41	354

	$(77)	$(54)

The negative medical transportation and related services revenue is attributable to billing adjustments that were received subsequent to the closure of the related operation.

(6)	Net Income (Loss) Per Share

The Company calculates income (loss) per share following the guidance outlined in SFAS Statement No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the Emerging Issues Task Force (“EITF”) and the Securities and Exchange Commission (“SEC”). As a result of the issuance of its Series B and Series C Shares, the Company began calculating income (loss) per share using the “two-class” method described in SFAS 128 whereby net income (loss) for the period is allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 4. As also described in Note 4, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method will no longer be required.

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three months ended September 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Income from continuing operations	$4,494	$660
Less: Income from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(69)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(1,201)

Income (loss) from continuing operations applicable to common stock	$4,494	$(610)

Average number of shares outstanding - Basic	21,959	16,399
Add: Incremental shares for dilutive effect of stock options	720	—

Average number of shares outstanding - Diluted	22,679	16,399

Basic income (loss) from continuing operations applicable to common stock per share	$0.20	$(0.04)

Diluted income (loss) from continuing operations applicable to common stock per share	$0.20	$(0.04)

As a result of anti-dilutive effects, approximately 0.9 million option shares for the three months ended September 30, 2003 which had exercise prices below the average market prices during the respective period, were not included in the computation of diluted loss per share. Stock options with exercise prices above the average market prices during the respective periods have also been excluded from the calculation of diluted income (loss) per share. Such options totaled 4.2 million and 5.0 million for the three months ended September 30, 2004 and 2003, respectively.

(7)	Segment Reporting

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

The Medical Transportation and Related Services Segment includes emergency ambulance services provided to individuals pursuant to contracts with counties, fire districts and municipalities, as well as non-emergency ambulance services provided to individuals requiring either advanced or basic levels of medical supervision during transport. The Fire and Other Segment includes a variety of fire protection services including fire prevention, suppression, training, alarm monitoring, dispatch, fleet and billing services.

The accounting policies used in the preparation of the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company’s measure of segment profitability is defined as income (loss) from continuing operations before corporate office overhead, depreciation and amortization, interest, income taxes and minority interest. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the information required to be presented by SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (in thousands):

	Medical Transportation and Related Services	Fire and Other	Total
Three Months Ended September 30, 2004
Net revenues	$115,995	$20,468	$136,463
Segment profit	15,529	3,167	18,696
Segment assets	65,635	1,258	66,893
Three Months Ended September 30, 2003
Net revenues	$109,914	$18,742	$128,656
Segment profit	13,526	2,238	15,764
Segment assets	63,126	1,395	64,521

A reconciliation of segment profit to income from continuing operations before interest, income taxes, depreciation and amortization and minority interest is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Segment profit	$18,696	$15,764
Unallocated corporate overhead	(3,620)	(3,919)
Depreciation and amortization	(2,988)	(2,840)
Interest expense	(7,320)	(8,014)
Interest income	130	29

Income from continuing operations before income taxes and minority interest	$4,898	$1,020

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of September 30,
	2004	2003
Segment assets	$66,893	$64,521
Cash	7,622	4,279
Inventories	11,870	11,696
Prepaid expenses and other	8,722	6,968
Property and equipment, net	41,311	41,310
Goodwill	40,850	41,167
Insurance deposits	8,348	8,274
Other assets	11,528	14,632

Total assets	$197,144	$192,847

(8)	Defined Benefit Plan

Effective July 1, 2004, the Company established a defined benefit pension plan covering eligible employees of one of the Company’s subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. A participant shall become 100% vested in their accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar basis. The Company anticipates that its fiscal 2005 contributions will be approximately $0.7 million.

Net periodic benefit cost under this plan for the three months ended September 30, 2004 was $175,000 and consisted of $181,000 of service cost offset by $6,000 relating to the expected return on plan assets. Net periodic benefit cost was determined using the following assumptions: discount rate of 6.25%, annual pay increases of 4.00% and long-term rate of return on invested assets of 7.50%.

(9)	Commitments and Contingencies

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

On March 5, 1999, the Company made a voluntary disclosure to the Office of the Inspector General (“OIG”) of the Department of Health and Human Services concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by the Company and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices the Company self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue the Company self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Accrued liabilities at September 30, 2004 include a $1.0 million reserve for this matter. An unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Regulatory Compliance

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes as well as their applicable government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Company has been subject to investigations in the past relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperated fully with the government agencies that conducted these investigations. Those reviews cover periods prior to the Company’s acquisition of certain operations as well as periods subsequent to acquisition. Management believes that reserves established for specific contingencies of $1.4 million (including the $1.0 million discussed in the Legal Proceedings section above) as of September 30, 2004 and June 30, 2004 are adequate based on information currently available.

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

SEC Investigation

The Staff of the SEC is conducting an informal fact-finding inquiry that the Company believes is focused on a restatement of its financial statements for fiscal years prior to 2003. The Company is voluntarily providing information requested by the Staff and the Company intends to cooperate fully. As the inquiry is at an early stage, the Company is unable to predict the impact of any related outcome.

(10)	Financial Instruments

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

The fair value of the Senior Notes was determined by the market price as of September 30, 2004 and June 30, 2004. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the Amended Credit Facility to arrive at its estimated fair value. A comparison of the fair value and carrying value of the Senior Notes and Amended Credit Facility is as follows (in thousands):

	September 30, 2004		June 30, 2004
	Fair Value	Recorded Value	Fair Value	Recorded Value
Credit Facility	$143,402	$152,555	$132,723	$152,555
Senior Notes	140,915	149,910	130,416	149,904

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Results

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used under the securities laws. We caution readers that such “forward-looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward looking-statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”).

These “forward looking statements” are found throughout this Report. Additionally, the discussions herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Moreover, we may from time to time make “forward looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward looking statements.”

All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com.

This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Introduction

The results of our fiscal 2005 first quarter reflected our continued focus on growing and strengthening our base of core operations throughout the country. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, continued to implement new programs designed to improve Emergency Medical Services (“EMS”) documentation and billing efficiencies and made further progress with respect to technology designed to enhance workforce management.

In evaluating our business, we monitor a number of key operating and financial statistics. They include net/net EMS average patient charge, or “net/net EMS APC” (defined as gross EMS transport revenue minus provisions for contractual allowances and doubtful accounts divided by EMS transports), average daily deposits, days sales outstanding, EBITDA and transport volume, among others. The results and trends indicated by these statistics provide us with important data that we use to analyze our performance and guide the business going forward.

A key element of our strategic plan is to minimize bad debt expense through billing-oriented initiatives. We have assembled a team of internal billing and collections specialists to address this important issue. This team has focused on several initiatives including maximizing electronic submissions, providing web-based payment alternatives and expanding the range of sources from which we can gather payer data. These efforts continued throughout the quarter.

Contract activities during the quarter included the award of one new contract for exclusive emergency medical transportation services to the City of Tacoma, Washington, which began October 1, 2004.

Additionally, we were awarded significant contract renewals for emergency ambulance services in the cities of Glendale, Peoria, and Tempe, Arizona as well as the Alcoa, Inc. aluminum manufacturing facility in Blount County, Tennessee. During the first quarter, we were also awarded a five-year contract renewal to continue as the exclusive provider of subscription fire protection services in the town of Farragut, Tennessee.

Throughout the first quarter we continued to commit resources to developing the technology that we believe will enhance billing and collections performance. We are proceeding with the software development phase of our electronic patient care record system, which is designed to enable our field personnel to quickly document and electronically submit key patient documentation to our billing system. We also have begun to test hardware options that will be most compatible with our programs. We believe the system will ultimately result in labor and time savings related to the preparation and submission of ambulance service claims.

We also proceeded with the ongoing implementation of an automated workforce scheduling system for field personnel. The system is currently utilized in the preparation of work schedules for the majority of our paramedics, EMTs, firefighters and other field personnel. We believe that this enhanced system will assist in our efforts to minimize unscheduled overtime hours.

We derive our revenue primarily from fees charged for ambulance and fire protection services. We provide ambulance services in response to emergency medical calls (emergency ambulance services) and non-emergency transport requests (general transport services) to patients on both a fee-for-service and nonrefundable subscription fee basis. Transport revenue depends on various factors, including the mix of payers and the mix of rates within existing markets and the mix of activity between emergency ambulance services and non-emergency transport services as well as other competitive factors. Fire protection services are provided on either a nonrefundable subscription fee basis to individual homeowners or commercial property owners or contracts with municipalities, fire districts or other agencies.

Because of the nature of our ambulance services, it is necessary to respond to a number of calls, primarily emergency ambulance service calls, which may not result in transports. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth a comparison of certain items from our Statements of Operations for the three months ended September 30, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2004 and 2003

(in thousands)

	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$136,463	100.0%	$128,656	100.0%	$7,807	6.1%

Operating expenses:
Payroll and employee benefits	72,488	53.1%	69,398	53.9%	3,090	4.5%
Provision for doubtful accounts	21,562	15.8%	20,237	15.7%	1,325	6.5%
Depreciation and amortization	2,988	2.2%	2,840	2.2%	148	5.2%
Other operating expenses	27,337	20.0%	27,176	21.1%	161	0.6%

Total operating expenses	124,375	91.1%	119,651	93.0%	4,724	3.9%

Operating income	12,088	8.9%	9,005	7.0%	3,083	34.2%
Interest expense	(7,320)	-5.4%	(8,014)	-6.2%	694	-8.7%
Interest income	130	0.1%	29	0.0%	101	348.3%

Income from continuing operations before income taxes and minority interest	4,898	3.6%	1,020	0.8%	3,878	380.2%
Income tax provision	(95)	-0.1%	(86)	-0.1%	(9)	10.5%
Minority interest	(309)	-0.2%	(274)	-0.2%	(35)	12.8%

Income from continuing operations	4,494	3.3%	660	0.5%	3,834	580.9%
Loss from discontinued operations	(77)	-0.1%	(54)	0.0%	(23)	42.6%

Net income	$4,417	3.2%	$606	0.5%	$3,811	628.9%

We generated net revenue of $136.5 million for the three months ended September 30, 2004 compared to $128.7 million for the three months ended September 30, 2003. The increase of $7.8 million in net revenue is primarily a result of an increase in medical transportation and related service revenue of $6.1 million.

Total operating expenses increased $4.7 million for the three months ended September 30, 2004 compared to the same period in 2003. However, as a percentage of net revenue, operating expenses were 190 basis points lower for the three months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily a result of a decrease of 80 basis points in payroll and employee benefits as a percentage of net revenue as a result of an increase in operational efficiencies, which resulted in less overtime and regular pay to service the increase in net revenue.

For the three months ended September 30, 2004, income from continuing operations was $4.5 million, or $0.20 per diluted share, compared to income from continuing operations of $0.7 million, or a loss of $0.04 per diluted share for the three months ended September 30, 2003. These results reflect the decrease in interest expense of $0.7 million primarily related to accrued penalty interest for the three months ended September 30, 2003 related to our noncompliance with certain covenants, as well as the additional items and factors discussed below.

Net Revenue

A comparison of net revenue by segment is included in the table below (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Medical transportation and related services	$115,995	$109,914	$6,081	5.5%
Fire and other	20,468	18,742	1,726	9.2%

Total net revenue	$136,463	$128,656	$7,807	6.1%

Medical Transportation and Related Services — Medical transportation and related service revenue increased $6.1 million, or 5.5%, from $109.9 million for the three months ended September 30, 2003 to $116.0 million for the three months ended September 30, 2004. Of this increase in same service area revenue, $3.2 million is due to an increase in transports and $2.9 million is due to an increase in rates.

A comparison of transports is included in table below:

	Three Months Ended September 30,		Transport Change	% Change
	2004	2003
Ambulance transports	280,179	271,727	8,452	3.1%
Alternative transportation transports	23,886	23,778	108	0.5%

Total transports from continuing operations	304,065	295,505	8,560	2.9%

The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. The net/net EMS APC for the three months ended September 30, 2004 was $317 compared to $308 for the three months ended September 30, 2003. The increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the discontinuation of lower rate contracts, a change in payer mix and an increase in overall operating efficiencies associated with billing initiatives.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $54.1 million and $40.4 million for the three months ended September 30, 2004 and 2003, respectively. Such discounts represented 33.6% and 28.7% of gross ambulance and alternative service fees for the three months ended September 30, 2004 and 2003, respectively. The increase of 490 basis points is primarily a result of an overall increase in rates as we are unable to pass on these rate increases to Medicare, Medicaid and certain other third-party payers.

Fire and Other — Fire and other revenue increased $1.7 million, or 9.2%, from $18.7 million for the three months ended September 30, 2003 to $20.5 million for the three months ended September 30, 2004. The increase is primarily due to an increase in fire subscription revenue of $1.0 million, or 11.6%, primarily as a result of an increase in rates.

Operating Expenses

Payroll and Employee Benefits — The increase in payroll and employee benefits is related to an increase in transports, which in turn resulted in an increase in regular, overtime and fill-in wages of $1.0 million. Additionally, approximately $1.0 million of the increase can be primarily attributed to escalating health care costs. Payroll and employee benefits as a percentage of net revenue was 53.1% and 53.9% for the three months ended September 30, 2004 and 2003, respectively, with the decrease resulting primarily from operational efficiencies, which have yielded less overtime and regular pay to service the increase in net revenue.

Provision for Doubtful Accounts — The increase in the provision for doubtful accounts is related to the increase in net medical transportation and related service revenue. The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service fees was 20.1% for each of the three months ended September 30, 2004 and 2003.

Depreciation and Amortization — The increase in depreciation and amortization is related to the write-off of a covenant not to compete in the amount of approximately $0.4 million due to the resolution of a contractual dispute, which is partially offset by a decrease in depreciation as a result of reduced capital spending in recent years as well as certain assets becoming fully depreciated.

Other Operating Expenses — Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees. The increase in other operating expenses can be attributed to an increase in operating supplies of $0.4 million due to increased transports, an increase in fuel expense of $0.3 million also due to increased transports and an overall increase in the cost per gallon of gas and an increase in rent expense of $0.2 million due to several new leases entered into subsequent to September of 2003, offset by a decrease of approximately $0.7 million in professional fees due to legal and accounting fees incurred associated with the credit facility amendment and the 2003 financial restatement during the first quarter of fiscal 2004.

Interest Expense

The $0.7 million decrease in interest expense for the three months ended September 30, 2004 compared to the corresponding period in fiscal 2004 is attributable to default interest of 2.0% which was charged on amounts outstanding under our credit facility in the first quarter of 2004.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from operations as well as existing cash balances. At September 30, 2004, we had cash of $7.6 million. Our liquidity needs are primarily to service long-term debt and fund working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

We have focused on the following areas in order to increase our cash flow from operations:

•	We have targeted select new 911 ambulance contracts in regions with aging populations and forecasted population growth. Growth continues in existing local and regional service areas, including our focus on contract renewals, general rate increases and overall efforts to maximize operational efficiencies.

•	We have implemented new initiatives to streamline the ambulance billing process, including the use of software designed to create added controls over the day-to-day flow of claims, creating systems to improve the return on difficult-to-collect accounts and placing a higher priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

•	We continue to emphasize the importance of creating operational and administrative efficiencies that will result in cost savings and improved margins. One area of focus relates to improving the efficiency of work force scheduling in order to minimize unscheduled overtime among our EMS and fire personnel, who represent the majority of our work force. We began implementing a customized software program that more fully automates the work scheduling process. Another area of focus is workplace health and safety. Our efforts have included the introduction of facility audits, new EMS based driver development programs and enhanced driver safety criteria.

If we fail to generate sufficient cash flow from operations, we will need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

We believe that cash flow from operations coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through September 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

During the three months ended September 30, 2004, we generated net income of $4.4 million compared with net income of $0.6 million for the three months ended September 30, 2003. Cash used in operating activities totaled $4.8 million for the three months ended September 30, 2004 and $5.5 million for three months ended September 30, 2003. At September 30, 2004, we had cash of $7.6 million, long-term debt of $303.7 million and a stockholders’ deficit of $187.7 million. Total debt at September 30, 2004 primarily consists of $149.9 million of our 7 7/8% Senior Notes due March 15, 2008 and $152.6 million outstanding under our credit facility.

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

The table below summarizes cash flow information for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Net cash used in operating activities	$(4,807)	$(5,454)
Net cash used in investing activities	(3,701)	(1,208)
Net cash used in financing activities	(242)	(1,620)

Operating Activities – Cash used in operating activities for the three months ended September 30, 2004 primarily relates to net income of $4.4 million and depreciation and amortization of $3.2 million offset by the growth in net accounts receivables of $1.5 million, a decrease in accounts payable of $5.2 million and a decrease in accrued liabilities of $8.3 million. The growth in receivables is primarily related to an increase in rates as well as an increase in transports during the three months ended September 30, 2004. The decrease in accounts payable is primarily a result of timing of payments to vendors. The decrease in accrued expenses is primarily a result of a decrease in accrued wages of $4.1 million at September 30, 2004 compared to June 30, 2004 as a result of the timing of payroll distributions and a decrease in accrued interest of $2.9 million at September 30, 2004 compared to June 30, 2004 as a result of our semi-annual interest payment of $5.9 million in September 2004.

Cash used in operating activities for the three months ended September 30, 2003 primarily relates to net income of $0.6 million and depreciation and amortization of $3.4 million offset by the growth in net accounts receivables of $4.1 million, a decrease in accounts payable of $3.1 million and a decrease in accrued liabilities of $4.4 million. The growth in receivables is primarily related to an increase in transports in the three months ended September 30, 2003. The decrease in accounts payable is primarily a result of timing of payments to vendors. The decrease in accrued expenses is primarily a result of decrease in accrued wages of $3.9 million at September 30, 2003 compared to June 30, 2003 as a result of the timing of payroll distributions and a decrease in accrued interest of $2.2 million at September 30, 2003 compared to June 30, 2003 as a result of our semi-annual interest payment of $5.9 million in September 2003.

Accounts receivable, net of the allowance for doubtful accounts, was $66.9 million and $65.3 million as of September 30, 2004 and June 30, 2004, respectively. The increase in net accounts receivable is primarily due to increased ambulance transports, rate increases and the timing of billings and collections. Days’ sales outstanding, calculated on a quarter to date basis, was 45 days at September 30, 2004 and June 30, 2004, respectively. The allowance for doubtful accounts increased from approximately $59.4 million at June 30, 2004 to approximately $64.5 million at September 30, 2004, as a result of the increase in revenue.

Average daily cash deposits totaled approximately $1.8 million for each of the three months ended September 30, 2004 and 2003. We experience several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based on continuing difficulties in the healthcare reimbursement environment, there can be no assurance that there will not be additional future write-offs.

Investing Activities – Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $3.7 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. Of the $3.7 million, approximately $2.0 million relates to the purchase of new vehicles, and approximately $1.0 million relates to the purchase of communication equipment. Approximately $1.0 million of the increase in vehicles relates to ambulances purchased in order to serve the new Tacoma, Washington EMS contract which was awarded to the Company in July 2004. We expect capital expenditures to total approximately $9.0 million for the fiscal year ending June 30, 2005.

Financing Activities – Cash used in financing activities for the three months ended September 30, 2004 primarily relates to repayments on debt and capital lease obligations. Cash used in financing activities for the three months ended September 30, 2003 includes a $1.0 million payment on our credit facility related to asset sale proceeds as required under the 2002 amendment to the credit facility and $0.5 million in cash paid for debt modification costs related to the 2003 Amended Credit Facility.

We had working capital of $16.4 million at September 30, 2004, including cash of $7.6 million, compared to working capital of $10.7 million, including cash of $16.4 million, at June 30, 2004. The increase in working capital is primarily related to the decrease in accounts payable and accrued liabilities.

Current Covenants – The 2003 Amended Credit Facility includes various financial and non-financial covenants as well as extensive financial reporting obligations and provides that an event of default occurs should we lose customer contacts in any fiscal quarter with an aggregate earnings before interest, taxes, depreciation and amortization (“EBITDA”) contribution of $5.0 million or more (net of anticipated EBITDA contribution from new contracts). The revised financial covenants and levels achieved by us are presented below:

Financial Covenant	Period Covered By Covenant	Level Specified in Agreement	Level Achieved for Specified Period
Debt leverage ratio	Three months ended September 30, 2004, annualized	< 7.53	6.05
Minimum tangible net worth	At September 30, 2004	< $280.0 million deficit	$240.0 million deficit
Fixed charge coverage ratio	Three months ended September 30, 2004, annualized	> 1.03	1.33
Limitation on capital expenditures	Cumulative for fiscal year 2005	< $11.5 million	$9.0 million
Annual operating lease expense to consolidated net revenue	Three months ended September 30, 2004, annualized	< 3.1%	2.2%

We must achieve the following levels of compliance at December 31, 2004: a total debt leverage ratio of less than 7.34; a minimum tangible net deficit of less than $280.0 million; a fixed charge coverage ratio of at least 1.05; annual capital expenditures less than $11.5 million; and, an annual operating lease expense equivalent to less than 3.10% of consolidated net revenue for the last twelve months.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 30, 2004 and 2003, as well as a reconciliation to cash used in operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income	$4,417	$606
Add back:
Depreciation and amortization	3,237	3,363
Interest expense	7,320	8,014
Interest income	(130)	(29)
Income tax provision	95	90

EBITDA	14,939	12,044
Increase (decrease):
Interest expense	(7,320)	(8,014)
Interest income	130	29
Income tax provision	(95)	(90)
Loss on sale of property and equipment	64	22
Provision for doubtful accounts	21,588	21,852
Earnings of minority shareholder	309	274
Amortization of deferred financing costs	670	735
Amortization of debt discount	6	6
Changes in operating assets and liabilities	(35,098)	(32,312)

Net cash used in operating activities	$(4,807)	$(5,454)

EBITDA has increased by approximately $2.9 million primarily due to the increase in net income partially offset by the decrease in interest expense.

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

Contractual Obligations and Other Commitments

We have certain cash contractual obligations related to our debt instruments that come due at various times over the next five years and beyond. In addition, we have other commitments in the form of standby letters of credit, surety bonds and self-insurance retention obligations. Our commitments have not changed significantly since June 30, 2004.

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

Nasdaq Listing

Dating back to May 22, 2003, we have had periodic correspondence with the Nasdaq Stock Market (“Nasdaq”) regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. Most recently, on July 12, 2004 we received notice from the Nasdaq Listing Qualifications Panel that we do not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the open of business on July 13, 2004, our common stock began trading on the OTCBB. On July 21, 2004, we requested the Listing Council to review the Listing Qualification Panel’s decision. We are currently awaiting a decision from the Listing Council.

SEC Investigation

The Staff of the SEC is conducting an informal fact-finding inquiry that we believe is focused on the restatement of our financial statements for fiscal years prior to 2003. We are voluntarily providing information requested by the Staff and we intend to cooperate fully. As the inquiry is at an early stage, we are unable to predict the impact of any related outcome.

Effects of Inflation

Inflation has not had a significant impact on our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks Conditions

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance regarding management’s control objectives. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RURAL/METRO CORPORATION AND ITS SUBSIDIARIES

Part II. Other Information.

Item 6.	Exhibits

Exhibits

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: November 12, 2004
	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL S. ZARRIELLO
Michael S. Zarriello,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)