Form 10-Q
period 2004-12-31
RURAL METRO CORP /DE/
filed 2005-02-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22056

RURAL/METRO CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	86-0746929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9221 EAST VIA DE VENTURA

SCOTTSDALE, ARIZONA

85258

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

At February 1, 2005, there were 22,965,536 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2004

Part I. Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash	$10,109	$16,372
Accounts receivable, net of allowance for doubtful accounts of $65,142 and $59,430 at December 31, 2004 and June 30, 2004, respectively	67,421	65,348
Accounts receivable from insurers	8,371	9,966
Inventories	12,017	11,738
Prepaid expenses and other assets	8,353	8,512

Total current assets	106,271	111,936

Property and equipment, net	41,904	40,283
Goodwill	40,850	41,100
Insurance deposits	6,453	9,244
Other assets	11,889	12,644

	$207,367	$215,207

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,520	$13,833
Accrued liabilities	55,208	67,239
Deferred revenue	19,008	18,650
Current portion of long-term debt	1,515	1,495

Total current liabilities	85,251	101,217

Long-term debt, net of current portion	303,440	304,057
Deferred income taxes	650	650

Total liabilities	389,341	405,924

Minority interest	1,481	1,509

Stockholders’ equity (deficit):
Common stock, $.01 par value, 40,000,000 shares authorized, 22,835,290 and 21,890,816 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	228	219
Additional paid-in capital	148,363	147,075
Accumulated deficit	(330,807)	(338,281)
Treasury stock	(1,239)	(1,239)

Total stockholders’ equity (deficit)	(183,455)	(192,226)

	$207,367	$215,207

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue	$137,217	$130,903	$273,680	$259,559

Operating expenses
Payroll and employee benefits	73,661	68,333	146,149	137,731
Provision for doubtful accounts	20,492	21,213	42,054	41,450
Depreciation and amortization	2,689	2,763	5,677	5,603
Other operating expenses	29,746	29,062	57,083	56,238

Total operating expenses	126,588	121,371	250,963	241,022

Operating income	10,629	9,532	22,717	18,537
Interest expense	(7,514)	(7,194)	(14,834)	(15,208)
Interest income	49	22	179	51

Income from continuing operations before income taxes and minority interest	3,164	2,360	8,062	3,380
Income tax provision	(428)	(103)	(523)	(189)
Minority interest	337	(189)	28	(463)

Income from continuing operations	3,073	2,068	7,567	2,728
Income (loss) from discontinued operations	(16)	107	(93)	53

Net income	3,057	2,175	7,474	2,781
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(502)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(1,706)	—	(2,907)

Net income (loss) applicable to common stock	$3,057	$(33)	$7,474	$(126)

Income (loss) per share
Basic—
Income (loss) from continuing operations applicable to common stock	$0.14	$(0.01)	$0.34	$(0.01)
Income (loss) from discontinued operations applicable to common stock	—	—	—	—

Net income (loss)	$0.14	$(0.01)	$0.34	$(0.01)

Diluted—
Income (loss) from continuing operations applicable to common stock	$0.13	$(0.01)	$0.32	$(0.01)
Income (loss) from discontinued operations applicable to common stock	—	—	—	—

Net income (loss)	$0.13	$(0.01)	$0.32	$(0.01)

Average number of common shares outstanding—Basic	22,241	16,521	22,100	16,460

Average number of common shares outstanding—Diluted	24,022	16,521	23,351	16,460

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,474	$2,781
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	5,928	6,223
Loss on sale of property and equipment	77	10
Provision for doubtful accounts	42,079	44,556
Earnings (losses) of minority shareholder	(28)	463
Amortization of deferred financing costs	1,339	1,414
Amortization of debt discount	13	13
Tax benefit from the exercise of stock options	129	—
Change in assets and liabilities—
Increase in accounts receivable	(44,152)	(51,643)
Decrease (increase) in accounts receivable from insurers	1,595	(1,552)
Increase in inventories	(279)	(494)
Decrease in prepaid expenses and other assets	159	944
Decrease (increase) in insurance deposits	2,791	(558)
(Increase) decrease in other assets	(973)	724
Decrease in accounts payable	(4,313)	(3,192)
(Decrease) increase in accrued liabilities	(12,031)	2,846
Increase in deferred revenue	358	595

Net cash provided by operating activities	166	3,130

Cash flows from investing activities:
Capital expenditures	(6,994)	(3,410)
Proceeds from the sale of property and equipment	7	81

Net cash used in investing activities	(6,987)	(3,329)

Cash flows from financing activities:
Repayments on credit facility	—	(1,000)
Repayment of debt and capital lease obligations	(610)	(547)
Cash paid for debt modification costs	—	(515)
Proceeds from the issuance of common stock	1,168	206

Net cash provided by (used in) financing activities	558	(1,856)

Decrease in cash	(6,263)	(2,055)
Cash, beginning of period	16,372	12,561

Cash, end of period	$10,109	$10,506

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three and six months ended December 31, 2004 and 2003 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year.

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

During the three months ended December 31, 2004, the Company had net income of $3.1 million compared with net income of $2.2 million in the three months ended December 31, 2003. During the six months ended December 31, 2004, the Company had net income of $7.5 million compared with net income of $2.8 million in the six months ended December 31, 2003. The Company’s operating activities provided cash totaling $0.2 million during the six months ended December 31, 2004 and $3.1 million during the six months ended December 31, 2003. At December 31, 2004, the Company had cash of $10.1 million, long-term debt of $303.4 million and a stockholders’ deficit of $183.5 million. The Company’s long-term debt primarily consists of $149.9 million of 7 7/8% Senior Notes due March 15, 2008 (the “Senior Notes”) and $152.6 million outstanding under its credit facility due December 31, 2006 (the “2003 Amended Credit Facility”).

Management does not believe that cash flow from operating activities will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, the Company is seeking to refinance the credit facility with the proceeds of a new credit facility and other debt financing. There can be no assurance that such financing will be available or, if available, will be at rates or prices acceptable to the Company.

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2005. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	General Liability and Workers Compensation Insurance Programs

The Company retains certain levels of exposure with respect to its general liability and workers compensation insurance programs and purchases coverage from third party insurers for exposures in excess of those levels. Until December 31, 2004, the Company established reserves for claims, both reported and incurred but not reported, within its level of retention based on currently available information as well as its historical claims experience. However, as the Company is the primary obligor for payment of all claims, during the quarter ended December 31, 2004, the Company determined that it should present its claim reserves on a gross basis along with a corresponding equal insurance receivable. As a result of this revision in classification, the Company has increased its general liability and workers compensation claim reserves as of December 31, 2004 by $8.0 million and $0.4 million, respectively, and has recorded a corresponding receivable from its insurers as a current asset. In order to conform the Company’s prior financial statements for this revision in classification, it has increased its general liability and workers compensation reserves as of June 30, 2004 by $9.7 million and $0.3 million, respectively, and has recorded a corresponding receivable from its insurers as a current asset. The Company will continue its past practice of evaluating the financial capacity of its insurers to assess the recoverability of the related insurer receivable. This revision in classification had no impact on the Company’s financial condition, results of operations, cash flows or working capital.

(3)	Accounting for Stock Based Compensation

At December 31, 2004, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan with which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Plan had 477,329 shares available for issuance at December 31, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Stock-based compensation expense has not been reflected in the consolidated statement of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) applicable to common stock	$3,057	$(33)	$7,474	$(126)
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax effect	(15)	(127)	(76)	(401)

Pro forma net income (loss) applicable to common stock	$3,042	$(160)	$7,398	$(527)

Income (loss) per share:
Basic—As reported	$0.14	$(0.01)	$0.34	$(0.01)

Basic—Pro forma	$0.14	$(0.01)	$0.33	$(0.03)

Diluted—As reported	$0.13	$(0.01)	$0.32	$(0.01)

Diluted—Pro forma	$0.13	$(0.01)	$0.32	$(0.03)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For a discussion of SFAS Statement No. 123 (revised 2004) (“SFAS 123R”), see Note 14, Recently Issued Accounting Pronouncements.

(4)	Long-term Debt

The Company’s long-term debt consisted of the following at December 31, 2004 and June 30, 2004 (in thousands):

	December 31, 2004	June 30, 2004
Credit Facility due December 2006	$152,555	$152,555
7 7/8% Senior Notes due March 2008	149,917	149,904
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	2,483	3,093

	304,955	305,552
Less: Current maturities	(1,515)	(1,495)

	$303,440	$304,057

The Senior Notes are general unsecured obligations of the Company and are fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries (the “Guarantors”). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors in making an investment decision. Consolidating financial information for the Company (the “Parent”), the Guarantors and the Company’s remaining subsidiaries (the “Non-Guarantors”) is shown in the following schedules. The Non-Guarantors consist primarily of the Company’s joint venture with San Diego Medical Services Enterprise LLC which is consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$9,465	$644	$—	$10,109
Accounts receivable, net	—	60,304	7,117	—	67,421
Accounts receivable from insurers	—	8,371	—	—	8,371
Inventories	—	11,890	127	—	12,017
Prepaid expenses and other	—	8,349	4	—	8,353

Total current assets	—	98,379	7,892	—	106,271
Property and equipment, net	—	41,757	147	—	41,904
Goodwill	—	40,850	—	—	40,850
Insurance deposits	—	6,453	—	—	6,453
Other assets	6,035	5,324	530	—	11,889
Due from (to) affiliates	217,334	(191,380)	(25,954)	—	—
Investment in subsidiaries	(99,764)	—	—	99,764	—

	$123,605	$1,383	$(17,385)	$99,764	$207,367

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$8,584	$936	$—	$9,520
Accrued liabilities	4,588	50,585	35	—	55,208
Deferred revenue	—	18,683	325	—	19,008
Current portion of long-term debt	—	1,515	—	—	1,515

Total current liabilities	4,588	79,367	1,296	—	85,251
Long-term debt, net of current portion	302,472	968	—	—	303,440
Deferred income taxes	—	650	—	—	650

Total liabilities	307,060	80,985	1,296	—	389,341

Minority interest	—	—	—	1,481	1,481

Stockholders’ equity (deficit):
Common stock	228	82	8	(90)	228
Additional paid-in capital	148,363	54,622	20,168	(74,790)	148,363
Accumulated deficit	(330,807)	(134,306)	(38,857)	173,163	(330,807)
Treasury stock	(1,239)	—	—	—	(1,239)

Total stockholders’ equity (deficit)	(183,455)	(79,602)	(18,681)	98,283	(183,455)

	$123,605	$1,383	$(17,385)	$99,764	$207,367

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(in thousands)

	Parent	Guarantors		Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash	$—		$15,934	$438	$—	$16,372
Accounts receivable, net	—		57,548	7,800	—	65,348
Accounts receivable from insurers	—		9,966	—	—	9,966
Inventories	—		11,611	127	—	11,738
Prepaid expenses and other	—		8,510	2	—	8,512

Total current assets	—		103,569	8,367	—	111,936
Property and equipment, net	—		40,113	170	—	40,283
Goodwill	—		41,100	—	—	41,100
Insurance deposits	—		9,244	—	—	9,244
Other assets	7,371		4,745	528	—	12,644
Due from (to) affiliates	229,366		(203,312)	(26,054)	—	—
Investment in subsidiaries	(122,012)		—	—	122,012	—

	$114,725	$	(4,541)	$(16,989)	$122,012	$215,207

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—		$12,586	$1,247	$—	$13,833
Accrued liabilities	4,492		62,342	405	—	67,239
Deferred revenue	—		18,650	—	—	18,650
Current portion of long-term debt	—		1,495	—	—	1,495

Total current liabilities	4,492		95,073	1,652	—	101,217
Long-term debt, net of current portion	302,459		1,598	—	—	304,057
Deferred income taxes	—		650	—	—	650

Total liabilities	306,951		97,321	1,652	—	405,924

Minority interest	—		—	—	1,509	1,509

Stockholders’ equity (deficit):
Common stock	219		82	8	(90)	219
Additional paid-in capital	147,075		54,622	20,168	(74,790)	147,075
Accumulated deficit	(338,281)		(156,566)	(38,817)	195,383	(338,281)
Treasury stock	(1,239)		—	—	—	(1,239)

Total stockholders’ equity (deficit)	(192,226)		(101,862)	(18,641)	120,503	(192,226)

	$114,725	$	(4,541)	$(16,989)	$122,012	$215,207

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$130,693	$12,615	$(6,091)	$137,217

Operating expenses:
Payroll and employee benefits	—	73,147	514	—	73,661
Provision for doubtful accounts	—	17,441	3,051	—	20,492
Depreciation and amortization	—	2,667	22	—	2,689
Other operating expenses	—	26,132	9,705	(6,091)	29,746

Total operating expenses	—	119,387	13,292	(6,091)	126,588

Operating income (loss)	—	11,306	(677)	—	10,629
Equity in earnings of subsidiaries	10,538	—	—	(10,538)	—
Interest expense	(7,481)	(33)	—	—	(7,514)
Interest income	—	46	3	—	49

Income (loss) from continuing operations before income taxes and minority interest	3,057	11,319	(674)	(10,538)	3,164
Income tax provision	—	(428)	—	—	(428)
Minority interest	—	—	—	337	337

Income (loss) from continuing operations	3,057	10,891	(674)	(10,201)	3,073
Loss from discontinued operations	—	(16)	—	—	(16)

Net income (loss)	$3,057	$10,875	$(674)	$(10,201)	$3,057

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$123,887	$12,382	$(5,366)	$130,903

Operating expenses:
Payroll and employee benefits	—	67,772	561	—	68,333
Provision for doubtful accounts	—	18,738	2,475	—	21,213
Depreciation and amortization	—	2,744	19	—	2,763
Other operating expenses	—	25,392	9,036	(5,366)	29,062

Total operating expenses	—	114,646	12,091	(5,366)	121,371

Operating income	—	9,241	291	—	9,532
Equity in earnings of subsidiaries	9,292	—	—	(9,292)	—
Interest expense	(6,927)	(267)	—	—	(7,194)
Interest income	—	22	—	—	22

Income from continuing operations before income taxes and minority interest	2,365	8,996	291	(9,292)	2,360

Income tax (provision) benefit	—	(108)	5	—	(103)
Minority interest	—	—	—	(189)	(189)

Income from continuing operations	2,365	8,888	296	(9,481)	2,068
Income (loss) from discontinued operations	—	438	(331)	—	107

Net income (loss)	$2,365	$9,326	$(35)	$(9,481)	$2,175

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$260,127	$25,387	$(11,834)	$273,680

Operating expenses:
Payroll and employee benefits	—	145,131	1,018	—	146,149
Provision for doubtful accounts	—	36,010	6,044	—	42,054
Depreciation and amortization	—	5,635	42	—	5,677
Other operating expenses	—	50,593	18,324	(11,834)	57,083

Total operating expenses	—	237,369	25,428	(11,834)	250,963

Operating income (loss)	—	22,758	(41)	—	22,717

Equity in earnings of subsidiaries	22,248	—	—	(22,248)	—
Interest expense	(14,774)	(60)	—	—	(14,834)
Interest income	—	176	3	—	179

Income (loss) from continuing operations before income taxes and minority interest	7,474	22,874	(38)	(22,248)	8,062

Income tax provision	—	(523)	—	—	(523)
Minority interest	—	—	—	28	28

Income (loss) from continuing operations	7,474	22,351	(38)	(22,220)	7,567
Loss from discontinued operations	—	(91)	(2)	—	(93)

Net income (loss)	$7,474	$22,260	$(40)	$(22,220)	$7,474

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net revenue	$—	$245,953	$24,185	$(10,579)	$259,559

Operating expenses:
Payroll and employee benefits	—	136,589	1,142	—	137,731
Provision for doubtful accounts	—	36,412	5,038	—	41,450
Depreciation and amortization	—	5,565	38	—	5,603
Other operating expenses	252	49,246	17,319	(10,579)	56,238

Total operating expenses	252	227,812	23,537	(10,579)	241,022

Operating income (loss)	(252)	18,141	648	—	18,537
Equity in earnings of subsidiaries	18,063	—	—	(18,063)	—
Interest expense	(15,030)	(178)	—	—	(15,208)
Interest income	—	50	1	—	51

Income from continuing operations before income taxes and minority interest	2,781	18,013	649	(18,063)	3,380
Income tax (provision) benefit	—	(194)	5	—	(189)
Minority interest	—	—	—	(463)	(463)

Income from continuing operations	2,781	17,819	654	(18,526)	2,728
Income (loss) from discontinued operations	—	966	(913)	—	53

Net income (loss)	$2,781	$18,785	$(259)	$(18,526)	$2,781

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow from operating activities:
Net income (loss)	$7,474	$22,260	$(40)	$(22,220)	$7,474
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities—
Depreciation and amortization	—	5,886	42	—	5,928
Loss on sale of property and equipment	—	77	—	—	77
Provision for doubtful accounts	—	36,192	5,887	—	42,079
Earnings of minority shareholder	—	—	—	(28)	(28)
Amortization of deferred financing costs	1,339	—	—	—	1,339
Amortization of debt discount	13	—	—	—	13
Tax benefit from the exercise of stock options	—	129	—	—	129
Change in assets and liabilities—
Increase in accounts receivable	—	(38,948)	(5,204)	—	(44,152)
Decrease in accounts receivable from insurers	—	1,595	—	—	1,595
Increase in inventories	—	(279)	—	—	(279)
Decrease (increase) in prepaid expenses and other	—	161	(2)	—	159
Decrease in insurance deposits	—	2,791	—	—	2,791
Increase in other assets	—	(973)	—	—	(973)
(Increase) decrease in due to/from affiliates	(13,195)	(8,951)	(102)	22,248	—
Decrease in accounts payable	—	(4,002)	(311)	—	(4,313)
Increase (decrease) in accrued liabilities and other liabilities	3,201	(14,862)	(370)	—	(12,031)
Increase in deferred revenue	—	33	325	—	358

Net cash provided by (used in) operating activities	(1,168)	1,109	225	—	166

Cash flow from investing activities:
Capital expenditures	—	(6,975)	(19)	—	(6,994)
Proceeds from the sale of property and equipment	—	7	—	—	7

Net cash used in investing activities	—	(6,968)	(19)	—	(6,987)

Cash flow from financing activities:
Repayment of debt and capital lease obligations	—	(610)	—	—	(610)
Proceeds from the issuance of common stock	1,168	—	—	—	1,168

Net cash provided by (used in) financing activities	1,168	(610)	—	—	558

Increase (decrease) in cash	—	(6,469)	206	—	(6,263)
Cash, beginning of period	—	15,934	438	—	16,372

Cash, end of period	$—	$9,465	$644	$—	$10,109

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flow operating activities:
Net income (loss)	$2,781	$18,785	$(259)	$(18,526)	$2,781
Adjustments to reconcile net income (loss) to cash provided by (used in) operations—
Depreciation and amortization	—	5,766	457	—	6,223
Loss on sale of property and equipment	—	4	6	—	10
Provision for doubtful accounts	—	39,340	5,216	—	44,556
Earnings of minority shareholder	—	—	—	463	463
Amortization of deferred financing costs	1,414	—	—	—	1,414
Amortization of debt discount	13	—	—	—	13
Change in assets and liabilities—
Increase in accounts receivable	—	(46,484)	(5,159)	—	(51,643)
Increase in accounts receivable from insurers	—	(1,552)	—	—	(1,552)
Increase in inventories	—	(397)	(97)	—	(494)
Decrease in prepaid expenses and other	—	902	42	—	944
Increase in insurance deposits	—	(558)	—	—	(558)
(Increase) decrease in other assets	—	930	(206)	—	724
(Increase) decrease in due to/from affiliates	(4,773)	(13,134)	(156)	18,063	—
Decrease in accounts payable	—	(2,505)	(687)	—	(3,192)
Increase (decrease) in accrued liabilities and other liabilities	1,874	1,011	(39)	—	2,846
Increase in deferred revenue	—	258	337	—	595

Net cash provided by (used in) operating activities	1,309	2,366	(545)	—	3,130

Cash flow from investing activities:
Capital expenditures	—	(3,386)	(24)	—	(3,410)
Proceeds from the sale of property and equipment	—	80	1	—	81

Net cash used in investing activities	—	(3,306)	(23)	—	(3,329)

Cash flow from financing activities:
Repayment of credit facility	(1,000)	—	—	—	(1,000)
Repayment of debt and capital lease obligations	—	(547)	—	—	(547)
Cash paid for debt modification costs	(515)	—	—	—	(515)
Proceeds from the issuance of common stock	206	—	—	—	206

Net cash used in financing activities	(1,309)	(547)	—	—	(1,856)

Decrease in cash	—	(1,487)	(568)	—	(2,055)
Cash, beginning of period	—	11,362	1,199	—	12,561

Cash, end of period	$—	$9,875	$631	$—	$10,506

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

The Company recorded the Series B Shares and Series C Shares at their estimated fair values at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issue costs, which are included in other assets in the consolidated balance sheet. The Series B Shares and Series C Shares could be settled by the Company by the issuance of 2,115,490 and 2,839,790 common shares, respectively, or a cash payment equivalent to the prescribed redemption values. Due to cash redemption clauses, such shares were classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B Shares and Series C Shares was being accreted to their respective redemption values through December 31, 2004 and December 31, 2006, respectively, with an offsetting charge to additional paid-in capital. Series B Shares and Series C Share accretion totaled $1.7 million for the three months ended December 31, 2003 and $2.9 million for the six months ended December 31, 2003.

As a sufficient number of common shares were not available to permit settlement of the Series B Shares and Series C Shares, the Company sought and obtained stockholder approval at its Annual Meeting of Stockholders held on June 10, 2004 to amend its certificate of incorporation to authorize additional common shares. The amendment increased the Company’s authorized common shares from 23,000,000 to 40,000,000.

On June 30, 2004, the Company settled the Series B Shares and Series C Shares by the issuance of 4,955,278 common shares. Due to the settlement of the Series B Shares and Series C Shares, as of June 30, 2004 there are currently no Series B Shares or Series C Shares outstanding, and the related rights and privileges associated with the Series B Shares and Series C Shares expired upon the settlement.

On September 10, 2004, the Company received written notice from the holders of at least 20% of the outstanding common stock that was issued upon settlement of the Series B Shares and Series C Shares requesting the registration of such common stock. The Company intends to undertake the registration process required by the related registration rights agreement, although a definitive completion date has not been established.

(6)	Discontinued Operations

During fiscal 2004, the Company ceased operating in 10 medical transportation service areas because such areas did not meet internal operational or profitability measures. The Company also ceased operating in three fire and other service areas, one of which was due to the customer filing for bankruptcy protection under Chapter 11, one of which was sold, as the Company continues to dispose of non-core businesses and the last of which was due to the community converting the service area to a self-managed fire district. In addition, one of its protection services businesses, which was included in the fire and other segment, was classified as held for sale as of June 30, 2004 and such sale was closed during the first quarter of fiscal 2005 at a loss of $24,000. The results of these service areas for the three and six months ended December 31, 2004 and 2003 are included in loss from discontinued operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations for the three and six months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenue:
Medical transportation and related services	$—	$4,234	$(13)	$9,784
Fire and other	7	1,229	88	2,534

	$7	$5,463	$75	$12,318

Net income (loss):
Medical transportation and related services	$—	$(119)	$(118)	$(526)
Fire and other	(16)	226	25	579

	$(16)	$107	$(93)	$53

The negative medical transportation and related services revenue is attributable to billing adjustments that were received subsequent to the closure of the related operation.

(7)	Net Income (Loss) Per Share

The Company calculates income (loss) per share following the guidance outlined in SFAS Statement No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the Emerging Issues Task Force (“EITF”) and the Securities and Exchange Commission (“SEC”). As a result of the issuance of its Series B Shares and Series C Shares, the Company began calculating income (loss) per share using the “two-class” method described in SFAS 128 whereby net income (loss) for the period is allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B Shares and Series C Shares to their respective cash redemption values as described in Note 5. As also described in Note 5, the Company settled the Series B Shares and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method is no longer required.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three and six months ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Income from continuing operations	$3,073	$2,068	$7,567	$2,728
Less: Income from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(502)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(1,706)	—	(2,907)

Income (loss) from continuing operations applicable to common stock	$3,073	$(140)	$7,567	$(179)

Average number of shares outstanding—Basic	22,241	16,521	22,100	16,460
Add: Incremental shares for dilutive effect of stock options	1,781	—	1,251	—

Average number of shares outstanding—Diluted	24,022	16,521	23,351	16,460

Basic income (loss) from continuing operations applicable to common stock per share	$0.14	$(0.01)	$0.34	$(0.01)

Diluted income (loss) from continuing operations applicable to common stock per share	$0.13	$(0.01)	$0.32	$(0.01)

As a result of anti-dilutive effects, approximately 1.1 million and 1.0 million option shares for the three and six months ended December 31, 2003 which had exercise prices below the average market prices during the respective period, were not included in the computation of diluted loss per share. Stock options with exercise prices above the average market prices during the respective periods have also been excluded from the calculation of diluted income (loss) per share. Such options totaled 2.6 million and 4.8 million for the three months ended December 31, 2004 and 2003, respectively. Such options totaled 3.0 and 4.9 million for the six months ended December 31, 2004 and 2003, respectively.

(8)	Income Tax Provision

The Company’s income tax provision increased by $0.3 million to $0.4 million during the three months ended December 31, 2004 primarily as a result of federal alternative minimum taxes as well as additional state income taxes. The Company’s effective income tax rate for the three months ending December 31, 2004 totaled 13.5% and differed from the federal statutory tax rate of 35% as a result of the previously mentioned alternative minimum taxes and state taxes offset by the release of valuation allowances relating to the Company’s net operating loss carryforwards.

The Company’s income tax provision increased by $0.3 million to $0.5 million during the six months ended December 31, 2004 primarily as a result of federal alternative minimum taxes as well as additional state income taxes. The Company’s effective income tax rate for the six month period totaled 6.5% and differed from the federal statutory tax rate of 35% as a result of the previously mentioned alternative minimum taxes and state taxes offset by the release of valuation allowances relating to the Company’s net operating loss carryforwards.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Medical Transportation and Related Services Segment includes emergency ambulance services provided to individuals pursuant to contracts with governmental entities, hospitals, nursing homes, and other healthcare facilities and organizations, as well as non-emergency ambulance services provided to individuals requiring either advanced or basic levels of medical supervision during transport. The Fire and Other Segment includes a variety of fire protection services including fire suppression, fire prevention, training and first responder medical care.

The accounting policies used in the preparation of the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company’s measure of segment profitability is defined as income (loss) from continuing operations before unallocated corporate overhead, depreciation and amortization, interest, income taxes and minority interest. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the information required to be presented by SFAS Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (in thousands):

	Medical Transportation and Related Services	Fire and Other	Total
Three Months Ended December 31, 2004
Net revenues	$117,382	$19,835	$137,217
Segment profit	16,607	795	17,402
Segment assets	65,001	2,420	67,421

Three Months Ended December 31, 2003
Net revenues	$112,563	$18,340	$130,903
Segment profit	14,828	2,488	17,316
Segment assets	66,815	700	67,515

Six Months Ended December 31, 2004
Net revenues	$233,377	$40,303	$273,680
Segment profit	32,071	4,027	36,098
Segment assets	65,001	2,420	67,421

Six Months Ended December 31, 2003
Net revenues	$222,478	$37,081	$259,559
Segment profit	28,846	4,725	33,571
Segment assets	66,815	700	67,515

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment profit to income from continuing operations before interest, income taxes, depreciation and amortization and minority interest is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Segment profit	$17,402	$17,316	$36,098	$33,571
Unallocated corporate overhead	(4,084)	(5,021)	(7,704)	(9,431)
Depreciation and amortization	(2,689)	(2,763)	(5,677)	(5,603)
Interest expense	(7,514)	(7,194)	(14,834)	(15,208)
Interest income	49	22	179	51

Income from continuing operations before income taxes and minority interest	$3,164	$2,360	$8,062	$3,380

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of December 31,
	2004	2003
Segment assets	$67,421	$67,515
Cash	10,109	10,506
Accounts receivable from insurers	8,371	4,357
Inventories	12,017	11,998
Prepaid expenses and other	8,353	6,567
Property and equipment, net	41,904	40,646
Goodwill	40,850	41,167
Insurance deposits	6,453	8,495
Other assets	11,889	13,321

Total Assets	$207,367	$204,572

(10)	Defined Benefit Plan

Effective July 1, 2004, the Company established a defined benefit pension plan covering eligible employees of one of the Company’s subsidiaries, primarily those employees covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. A participant shall become 100% vested in his or her accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other that is based upon a flat dollar amount multiplied by the number of years of service. The Company anticipates that its fiscal 2005 contributions will be approximately $0.7 million.

The net periodic benefit cost under this plan for the three months ended December 31, 2004 was $175,000 and consisted of $181,000 of service cost offset by $6,000 relating to the expected return on plan assets. Net periodic benefit cost under this Plan for the six months ended December 31, 2004 was $350,000 and consisted of $363,000 of service cost offset by $13,000 relating to the expected return on plan assets. Net periodic benefit cost was determined using the following assumptions: discount rate of 6.25%, annual pay increases of 4.0% and long-term rate of return on invested assets of 7.5%.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Workers’ Compensation Program

On December 8, 2004 Reliance Insurance Company (“Reliance”), the Company’s workers’ compensation excess carrier during fiscal years 1992 through 2001 released a surety bond in the amount of $2.6 million. This surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the letter of credit and cash portion were returned to the Company. Additionally, on December 10, 2004, Reliance returned excess collateral to the Company in the form of cash deposits of approximately $1.7 million. At December 31, 2004, there is approximately $1.3 million of remaining cash on deposit with Reliance, which is included in insurance deposits on the balance sheet.

As a result of the resolution of certain workers’ compensation claims during the six month period ended December 31, 2004, the Company engaged its independent actuaries to perform an updated version of its related claim reserves. Based on this analysis, the Company reduced its workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the three and six month periods ended December 31, 2004.

(12)	Commitments and Contingencies

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

On March 5, 1999, the Company made a voluntary disclosure to the Office of the Inspector General (“OIG”) of the Department of Health and Human Services concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by the Company and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices the Company self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue the Company self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. During the three months ended December 31, 2004, the Company increased its reserve for this matter by $0.5 million from $1.0 million to $1.5 million on the basis of substantive negotiations with the OIG. The second quarter charge is included in other operating expenses in the consolidated statement of income for the three and six month periods ended December 31, 2004 while the related reserve is included in accrued liabilities in the consolidated balance sheet at December 31, 2004 and June 30, 2004. An unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation,

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

government healthcare program participation requirements, reimbursement for patient services, Medicare and Medicaid fraud and abuse, and environmental matters, including potential remediation, without regard to fault. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Those reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $1.9 million and $1.4 million as of December 31, 2004 and June 30, 2004, respectively (including the $1.5 million and $1.0 million, respectively, discussed in the Legal Proceedings section above), are adequate based on information currently available.

Nasdaq Listing

Dating back to May 22, 2003, the Company has had periodic correspondence with the Nasdaq regarding its noncompliance with certain of the Nasdaq SmallCap Market listing standards. On July 12, 2004, the Company received notice from the Nasdaq Listing Qualifications Panel (the “Panel”) that it did not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the opening of business on July 13, 2004, the Company’s common stock was delisted form the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

On November 24, 2004, the Company was notified by the Nasdaq Listing and Hearing Review Council that it had reversed the earlier decision by the Panel to delist the Company’s securities from the SmallCap Market based upon events subsequent to the Panel’s decision and remanded the matter to the Panel for further consideration. On November 24, 2004, the Company submitted an application for listing on the Nasdaq SmallCap Market.

On December 21, 2004, the Company was informed by the Panel that the Company’s listing application had been approved based on its compliance with all requirements for initial listing on the Nasdaq SmallCap Market. On December 27, 2004, its common stock resumed trading under the symbol “RURL” on the Nasdaq SmallCap Market.

Amended Employment Agreement

On December 8, 2004, the Board of Directors approved an amended and restated employment agreement (the “Agreement”) with the Company’s President and Chief Executive Officer (“CEO”). Under the Agreement, certain modifications were made to the CEO’s existing employment agreement, including, among other things, the strengthening of the related non-compete provisions. In consideration for these modifications, the Company made a one-time payment to the CEO of $1.5 million in January 2005, as well as restored his ability to participate in the Company’s Management Incentive Plan (the “MIP”). The one-time payment was capitalized and is being amortized on a straight-line basis over the seven year term of the Agreement.

Management Incentive Plan

The core components of the 2005 Management Incentive Program (the “2005 MIP”) were approved by the Board of Directors (the “Board”) on December 17, 2004. The 2005 MIP is an annual cash incentive plan for key executives based upon performance goals. The 2005 MIP also includes a separate bonus opportunity for certain key executives based upon, among other things, the successful completion of a refinancing transaction of either

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or both of the 2003 Amended Credit Facility and the outstanding Senior Notes during fiscal 2005 or fiscal 2006 and the future realization of certain related operating benefits. The maximum bonus is 1.0% to 1.5% of the aggregate debt refinanced or equity raised (if any) and is at the sole discretion of the Board acting on behalf of the Company. It is anticipated that the Board will take into account the following factors in evaluating the success of the refinancing transaction and/or the future operational benefits realized: interest rates; maturity date(s); covenant flexibility; availability of capital; management of transaction costs; reduction of insurance costs; availability of financing for desired market expansions; and such other factors that the Board deems relevant in its sole discretion.

SEC Investigation

On October 28, 2003, the SEC notified the Company that it was conducting an informal fact-finding inquiry. The Company has voluntarily provided the information requested by the Staff and the Company intends to cooperate fully. In December 2004, the Company met with the Staff to discuss the materials that had been submitted to the SEC. After the meeting, additional materials were provided to the Staff. Since then, we have not received any additional requests from the SEC with respect to their informal fact-finding inquiry.

(13)	Financial Instruments

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

The fair value of the Senior Notes was determined by the market price as of December 31, 2004 and June 30, 2004. The relationship between the fair value and carrying value of the Senior Notes was then applied to the amount outstanding under the 2003 Amended Credit Facility to arrive at its estimated fair value. A comparison of the fair value and carrying value of the Senior Notes and 2003 Amended Credit Facility is as follows (in thousands):

	December 31, 2004		June 30, 2004
	Fair Value	Recorded Value	Fair Value	Recorded Value
Amended Credit Facility	$146,453	$152,555	$132,723	$152,555
Senior Notes	$143,920	$149,917	$130,416	$149,904

(14)	Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair market value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using the fair-value method and to record that cost as compensation expense over the period during which the employee is required to perform the service in exchange for the award (generally over the vesting period of the award). SFAS 123R will be effective as of the beginning of the interim or annual reporting period that starts after July 15, 2005 and allows, but does not

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company expects to adopt SFAS 123R on July 1, 2005 and is currently evaluating the method of adoption and the impact that SFAS 123R will have on its results of operations and cash flows.

(15)	Subsequent Event

On February 3, 2005, the Company commenced a tender offer and consent solicitation for any and all of its 7 7/8% Senior Notes due 2008. The Company expects that in connection with funding the tender offer and consent solicitation the Company will refinance its 2003 Amended Credit Facility and obtain other debt financing. The total cost to fund the tender offer and consent solicitation and refinance its 2003 Amended Credit Facility will be approximately $310.0 million. The Company expects that its new senior credit facility will have restrictive covenants customary for facilities of its kind. There can be no assurance that the Company will be successful in completing its new senior secured credit facility or obtaining other debt financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Factors That May Affect Results

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used under the securities laws. We caution readers that such “forward-looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward-looking-statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the SEC.

These “forward-looking statements” are found throughout this Report. Additionally, the discussions herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Moreover, we may from time to time make “forward-looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward-looking statements.”

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

Introduction

We provide medical transportation services which consist primarily of emergency and non-emergency ambulance services. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency transports, such as transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 contracts.

Our medical transport revenue depends on various factors, including the mix of payers, the mix of rates within existing markets and the mix of activity between emergency ambulance services and non-emergency transport services, as well as other competitive factors. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue.

We also are a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care.

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net Average Patient Charge, or “net/net APC” (defined as gross medical transport revenue minus provisions for contractual allowances and doubtful accounts divided by medical transports), average daily deposits, days sales outstanding, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and transport volume, among others.

Contract activities during the quarter included the commencement of a new contract as the exclusive emergency medical transportation service provider to the City of Tacoma, Washington on October 1, 2004. Revenues and medical transports for the three months ended December 31, 2004 related to this new contract were approximately $0.6 million and 1,500, respectively. We previously provided medical transportation services to the City of Tacoma on a limited basis.

Additionally, we were awarded a five-year contract for exclusive emergency and non-emergency medical transportation services to the city of Salem, Oregon in a competitive bidding process, which is scheduled to begin effective July 1, 2005. We estimate this contract will generate approximately $5.0 million in annual net revenue. We were awarded significant contract renewals for emergency ambulance services in North and South Fulton County, Georgia. Revenues for these two contracts combined were approximately $14.3 million and $7.2 million for the year ended June 30, 2004 and six month period ended December 31, 2004, respectively. We were also awarded a significant contract renewal for emergency ambulance services in the City of San Diego, California. Revenues for this contract were approximately $44.4 million and $23.7 million for the year ended June 30, 2004 and six month period ended December 31, 2004, respectively.

The results of our fiscal 2005 second quarter reflected our continued focus on growing and strengthening our base of core operations. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The following table sets forth a comparison of certain items from our Statements of Income for the three months ended December 31, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

For The Three Months Ended December 31, 2004 and 2003

(in thousands)

	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$137,217	100.0%	$130,903	100.0%	$6,314	4.8%

Operating expenses:
Payroll and employee benefits	73,661	53.7%	68,333	52.2%	5,328	7.8%
Provision for doubtful accounts	20,492	14.9%	21,213	16.2%	(721)	-3.4%
Depreciation and amortization	2,689	2.0%	2,763	2.1%	(74)	-2.7%
Other operating expenses	29,746	21.7%	29,062	22.2%	684	2.4%

Total operating expenses	126,588	92.3%	121,371	92.7%	5,217	4.3%

Operating income	10,629	7.7%	9,532	7.3%	1,097	11.5%
Interest expense	(7,514)	-5.5%	(7,194)	-5.5%	(320)	4.4%
Interest income	49	0.0%	22	0.0%	27	122.7%

Income from continuing operations before income taxes and minority interest	3,164	2.3%	2,360	1.8%	804	34.1%
Income tax provision	(428)	-0.3%	(103)	-0.1%	(325)	315.5%
Minority interest	337	0.2%	(189)	-0.1%	526	-278.3%

Income from continuing operations	3,073	2.2%	2,068	1.6%	1,005	48.6%
Income (loss) from discontinued operations	(16)	0.0%	107	0.1%	(123)	-115.0%

Net income	$3,057	2.2%	$2,175	1.7%	$882	40.6%

We generated net revenue of $137.2 million for the three months ended December 31, 2004 compared to $130.9 million for the three months ended December 31, 2003. The increase of $6.3 million in net revenue is primarily a result of an increase in medical transportation and related service revenue of $4.8 million.

Total operating expenses increased $ 5.2 million for the three months ended December 31, 2004 compared to the same period in 2003. However, as a percentage of net revenue, operating expenses were 40 basis points lower for the three months ended December 31, 2004 compared to the same period in 2003. The decrease is primarily the result of a decrease of 130 basis points in the provision for doubtful accounts as a result of an increase in fire and other revenue for which a provision for doubtful accounts is not required, a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns, and discontinuation of lower rate contracts. In addition, other operating expenses as a percentage of net revenue decreased 50 basis points as a result of reduced professional fees. These decreases were partially offset by an increase in 150 basis points in payroll and employee benefits as a percentage of net revenue as a result of an increase in scheduled overtime, general wage rate increases, an increase in staffing and training related to our fire operations and an increase in incentive pay related to the Management Incentive Plan (“MIP”).

For the three months ended December 31, 2004, income from continuing operations was $3.1 million, or $0.13 per diluted share, compared to income from continuing operations of $2.1 million, or a loss of $0.01 per diluted share for the three months ended December 31, 2003. These results reflect an increase in interest expense of $0.3 million due to an increase in the average daily interest rate from 8.31% for the three months ended December 31, 2003 to 9.61% for the same period in 2004, as well as the additional items and factors discussed below.

Net Revenue

A comparison of net revenue by segment is included in the table below (in thousands):

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Medical transportation and related services	$117,382	$112,563	$4,819	4.3%
Fire and other	19,835	18,340	1,495	8.2%

Total net revenue	$137,217	$130,903	$6,314	4.8%

Medical Transportation and Related Services—Medical transportation and related service revenue increased $4.8 million, or 4.3%, from $112.6 million for the three months ended December 31, 2003 to $117.4 million for the three months ended December 31, 2004. The increase is primarily due to an increase in rates. Same service area revenue accounted for $4.2 million of the increase, while the remaining $0.6 million was from revenues generated under a new contract with the City of Tacoma, Washington.

A comparison of transports is included in table below:

	Three Months Ended December 31,		Transport Change	% Change
	2004	2003
Medical transports	279,386	277,644	1,742	0.6%
Alternative transportation transports (ATS)	23,970	26,484	(2,514)	(9.5)%

Total transports from continuing operations	303,356	304,128	(772)	(0.3)%

Of the 1,742 increase in medical transports, approximately 1,500 transports are related to a new contract with the City of Tacoma, Washington. ATS transports have decreased due to an overall shift in operational focus from our ATS business to our more profitable emergency medical services (“EMS”) business. The net/net APC for the three months ended December 31, 2004 was $324 compared to $308 for the three months ended December 31, 2003. The increase in net/net APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the discontinuation of lower rate contracts, and operating efficiencies associated with improvements to our billing and collection procedures.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $55.5 million and $43.9 million for the three months ended December 31, 2004 and 2003, respectively. Such discounts represented 33.9% and 29.7% of gross ambulance and alternative service fees for the three months ended December 31, 2004 and 2003, respectively. The increase of 420 basis points is primarily a result of an overall increase in rates as we are unable to pass on these rate increases to Medicare, Medicaid and certain other third-party payers.

Fire and Other—Fire and other revenue increased $1.5 million, or 8.2%, from $18.3 million for the three months ended December 31, 2003 to $19.8 million for the three months ended December 31, 2004. The increase is primarily due to an increase in fire subscription revenue of $0.9 million, or 10.5%, as a result of increases in rates of $0.4 million and increases in subscribers of $0.5 million.

Operating Expenses

Payroll and Employee Benefits—Payroll and employee benefits increased $5.3 million, or 7.8%, from $68.3 million for the three months ended December 31, 2003 to $73.7 million for the three months ended December 31, 2004. The increase in payroll and employee benefits is primarily a result of increases in scheduled overtime, general wage rate increases and an increase in staffing and training to convert our three-person fire crews to four-person fire crews to ensure our crews can participate in mutual aid agreements with surrounding communities. Approximately $0.3 million of the increase is due to increased incentive pay as a result of meeting certain operational and profitability goals and $0.5 million is due to the previously mentioned amendment to our CEO’s employment agreement, which allows him to participate in the fiscal 2005 MIP.

During the three months ended December 31, 2004 we incurred a $0.2 million premium adjustment related to a retrospective payroll audit for workers’ compensation insurance for the policy year ended April 30, 2004. During the three months ended December 31, 2003 we received a refund of $1.3 million related to a premium payroll audit for workers compensation insurance for the policy year ended April 30, 2003. In addition, as a result of the resolution of certain workers’ compensation claims during the six months ended December 31, 2004, we engaged our independent actuaries to perform an updated valuation of our related claim reserves. Based on this analysis, we reduced our workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the three months ended December 31, 2004.

Payroll and employee benefits as a percentage of net revenue was 53.7% and 52.2% for the three months ended December 31, 2004 and 2003, respectively, with the increase resulting primarily from an increase in scheduled overtime, general wage rate increases, increased staffing and training related to our fire operations, and increases in incentive pay and workers compensation expense, as discussed above.

Provision for Doubtful Accounts—Provision for doubtful accounts decreased $0.7 million, or 3.4%, from $21.2 million for the three months ended December 31, 2003 to $20.5 million for the three months ended December 31, 2004. The decrease in the provision for doubtful accounts is primarily a result of a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns, and the discontinuation of lower rate contracts. The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service fees was 19.2% and 19.9% for the three months ended December 31, 2004 and 2003.

Depreciation and Amortization—Depreciation and amortization decreased $0.1 million, or 2.7%, from $2.8 million for the three months ended December 31, 2003 to $2.7 million for the three months ended December 31, 2004 primarily as a result of certain assets becoming fully depreciated.

Other Operating Expenses—Other operating expenses increased $0.7 million, or 2.4%, from $29.1 million for the three months ended December 31, 2003 to $29.7 million for the three months ended December 31, 2004. Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees. The increase in other operating expenses is primarily attributable to an increase in fuel expense of $0.6 million due to an overall increase in the cost of fuel and general increases in miscellaneous other expenses of $0.6 million. These increases were partially offset by a decrease of approximately $0.5 million in professional fees incurred in fiscal 2004 associated with our credit facility amendment and restatement of our financial statements for quarterly and annual periods prior to December 31, 2002.

Interest Expense

Interest expense increased $0.3 million, or 4.4%, from $7.2 million for the three months ended December 31, 2003 to $7.5 million for the three months ended December 31, 2004. The increase in interest expense is attributable to an increase in credit facility interest due to an increase in the average daily interest rate from 8.31% for the three months ended December 31, 2003 to 9.61% for the same period in 2004.

Income Tax Provision

Our income tax provision increased by $0.3 million to $0.4 million during the three months ended December 31, 2004 primarily as a result of federal alternative minimum taxes as well as additional state income taxes. Our effective income tax rate for the three month period ended December 31, 2004 was 13.5% and differed from the federal statutory tax rate of 35% as a result of the previously mentioned alternative minimum taxes and state taxes offset by the release of valuation allowances relating to our net operating loss carryforwards.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

The following table sets forth a comparison of certain items from our Statements of Income for the six months ended December 31, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item.

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

For The Six Months Ended December 31, 2004 and 2003

(in thousands)

	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$273,680	100.0%	$259,559	100.0%	$14,121	5.4%

Operating expenses:
Payroll and employee benefits	146,149	53.4%	137,731	53.1%	8,418	6.1%
Provision for doubtful accounts	42,054	15.4%	41,450	16.0%	604	1.5%
Depreciation and amortization	5,677	2.1%	5,603	2.2%	74	1.3%
Other operating expenses	57,083	20.9%	56,238	21.7%	845	1.5%

Total operating expenses	250,963	91.7%	241,022	92.9%	9,941	4.1%

Operating income	22,717	8.3%	18,537	7.1%	4,180	22.5%
Interest expense	(14,834)	-5.4%	(15,208)	-5.9%	374	-2.5%
Interest income	179	0.1%	51	0.0%	128	251.0%

Income from continuing operations before income taxes and minority interest	8,062	2.9%	3,380	1.3%	4,682	138.5%
Income tax provision	(523)	-0.2%	(189)	-0.1%	(334)	176.7%
Minority interest	28	0.0%	(463)	-0.2%	491	-106.0%

Income from continuing operations	7,567	2.8%	2,728	1.1%	4,839	177.4%
Income (loss) from discontinued operations	(93)	0.0%	53	0.0%	(146)	-275.5%

Net income	$7,474	2.7%	$2,781	1.1%	$4,693	168.8%

We generated net revenue of $273.7 million for the six months ended December 31, 2004 compared to $259.6 million for the six months ended December 31, 2003. The increase of $14.1 million in net revenue is primarily a result of an increase in medical transportation and related service revenue of $10.9 million.

Total operating expenses increased $ 9.9 million for the six months ended December 31, 2004 compared to the same period in 2003. However, as a percentage of net revenue, operating expenses were 120 basis points lower for the six months ended December 31, 2004 compared to the same period in 2003. The decrease is primarily a result of a decrease of 60 basis points in the provision for doubtful accounts as a percentage of net revenue as a result of an increase in fire and other revenue for which a provision for doubtful accounts is not required, a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns, and the discontinuation of lower rate contracts. Additionally, other operating expenses as a percentage of net revenue decreased 80 basis points primarily as a result of a decrease in professional fees.

For the six months ended December 31, 2004, income from continuing operations was $7.6 million, or $0.32 per diluted share, compared to income from continuing operations of $2.7 million, or a loss of $0.01 per diluted share for the six months ended December 31, 2003. These results reflect the decrease in interest expense of $0.4 million primarily related to accrued penalty interest incurred during the first quarter of fiscal 2004 related to our noncompliance with certain covenants in our 2003 Amended Credit Facility, as well as the additional items and factors discussed below.

Net Revenue

A comparison of net revenue by segment is included in the table below (in thousands):

	Six Months Ended December 31,		$ Change	% Change
	2004	2003
Medical transportation and related services	$233,377	$222,478	$10,899	4.9%
Fire and other	40,303	37,081	3,222	8.7%

Total net revenue	$273,680	$259,559	$14,121	5.4%

Medical Transportation and Related Services—Medical transportation and related service revenue increased $10.9 million, or 4.9%, from $222.5 million for the six months ended December 31, 2003 to $233.4 million for the six months ended December 31, 2004. Of this increase, $8.0 million is due to an increase in rates and $2.9 million is due to an increase in transports. Same service area revenue accounted for $10.3 million of the increase. The remaining $0.6 million was from revenues generated under a new contract with the City of Tacoma, Washington.

A comparison of transports is included in table below:

	Six Months Ended December 31,		Transport Change	% Change
	2004	2003
Medical transports	559,565	549,371	10,194	1.9%
Alternative transportation transports (ATS)	47,856	50,262	(2,406)	-4.8%

Total transports from continuing operations	607,421	599,633	7,788	1.3%

The increase in medical transports is a result of an overall aging population and an increase in population density where we have significant operations. Of the 10,194 increase in medical transports, approximately 1,500 are related to a new contract with the City of Tacoma, Washington. ATS transports have decreased due to an overall shift in operational focus from our ATS business to our more profitable EMS business. The net/net APC for the six months ended December 31, 2004 was $321 compared to $308 for the six months ended December 31, 2003. The increase in net/net APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the discontinuation of lower rate contracts, and operating efficiencies associated with improvements to our billing and collection procedures.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $109.6 million and $84.3 million for the six months ended December 31, 2004 and 2003, respectively. Such discounts represented 33.8% and 29.2% of gross ambulance and alternative service fees for the six months ended December 31, 2004 and 2003, respectively. The increase of 460 basis points is primarily a result of an overall increase in rates as we are unable to pass on these rate increases to Medicare, Medicaid and certain other third-party payers.

Fire and Other—Fire and other revenue increased $3.2 million, or 8.7%, from $37.1 million for the six months ended December 31, 2003 to $40.3 million for the six months ended December 31, 2004. The increase is primarily due to an increase in fire subscription revenue of $1.9 million, or 11.1%, primarily as a result of increases in the number of subscribers of $1.5 million and an increase in rates of $0.4 million.

Operating Expenses

Payroll and Employee Benefits—Payroll and employee benefits increased $8.4 million, or 6.1%, from $137.7 million for the six months ended December 31, 2003 to $146.1 million for the six months ended December 31, 2004. The increase in payroll and employee benefits is related to an increase in medical transport activity, scheduled overtime, general wage rate increases, and increased staffing and training related to the conversion of three-person fire crews to four-person fire crews to ensure our crews can participate in mutual aid agreements with surrounding communities. Approximately $0.5 million of the increase is due to increased incentive pay as a result of meeting certain operational and profitability goals and $0.5 million is due to an amendment to our CEO’s employment agreement, which allows him to participate in the fiscal 2005 MIP.

During the six months ended December 31, 2004 we incurred a $0.2 million premium adjustment related to a retrospective payroll audit for workers’ compensation insurance for the policy year ended April 30, 2004. During the six months ended December 31, 2003 we received a refund of $1.3 million related to a premium payroll audit for workers compensation insurance for the policy year ended April 30, 2003. In addition, as a result of the resolution of certain workers’ compensation claims during the six months ended December 31, 2004, we engaged our independent actuaries to perform an updated valuation of our related claim reserves. Based on this analysis, we reduced our workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the three months ended December 31, 2004.

Payroll and employee benefits as a percentage of net revenue was 53.4% and 53.1% for the six months ended December 31, 2004 and 2003, respectively, with the increase resulting primarily from increased EMS transport activity, scheduled overtime, general wage increases, increased staffing and training related to our fire operations, and increases in incentive pay and workers’ compensation expense, as discussed above.

Provision for Doubtful Accounts—Provision for doubtful accounts increased $0.6 million, or 1.5%, from $41.5 million for the six months ended December 31, 2003 to $42.1 million for the six months ended December 31, 2004. The increase in the provision for doubtful accounts is related to the increase in net medical transportation and related service revenue. The provision for doubtful accounts as a percentage of net ambulance and alternative transportation service fees was 19.6% and 20.0% for each the six months ended December 31, 2004 and 2003. The decrease of 40 basis points is a result of a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns and the discontinuation of lower rate contracts.

Depreciation and Amortization—Depreciation and amortization increased $0.1 million, or 1.3%, from $5.6 million for the six months ended December 31, 2003 to $5.7 million for the six months ended December 31, 2004. The increase in depreciation and amortization is related to the write-off of a covenant not to compete in the amount of approximately $0.4 million in the first quarter of fiscal 2005 due to the resolution of a contractual dispute, partially offset by a decrease in depreciation expense as a result of certain assets becoming fully depreciated.

Other Operating Expenses—Other operating expenses increased $0.8 million, or 1.5%, from $56.2 million for the six months ended December 31, 2003 to $57.1 million for the six months ended December 31, 2004. Other operating expenses consist primarily of rent and related occupancy expenses, vehicle and equipment maintenance and repairs, insurance, fuel and supplies, travel and professional fees. The increase in other operating expenses is attributable to an increase in fuel expense of approximately $1.0 million due to an overall increase in the cost of fuel and general increases in miscellaneous operating expenses of $1.1 million. These increases were partially offset by a decrease of approximately $1.3 million in professional fees incurred in fiscal 2004 associated with our credit facility amendment and restatement of our financial statements for quarterly and annual periods prior to December 31, 2002.

Interest Expense

Interest expense decreased $0.4 million, or 2.5%, from $15.2 million for the six months ended December 31, 2003 to $14.8 million for the six months ended December 31, 2004. The decrease in interest expense is attributable to $0.4 million of penalty interest accrued during the first quarter of fiscal 2004 due to non-compliance with covenants contained in the credit facility agreement, partially offset by an increase in credit facility interest due to an increase in the average daily interest rate from 8.40% for the six months ended December 31, 2003 to 9.22% for the same period in 2004.

Income Tax Provision

Our income tax provision increased by $0.3 million to $0.5 million during the six months ended December 31, 2004 primarily as a result of federal alternative minimum taxes as well as additional state income taxes. Our effective income tax rate for the six months ended December 31, 2004 was 6.5% and differed from the federal statutory tax rate of 35% as a result of the previously mentioned alternative minimum taxes and state taxes offset by the release of valuation allowances relating to our net operating loss carryforwards.

Liquidity and Capital Resources

During the three months ended December 31, 2004 we generated net income of $3.1 million compared with net income of $2.2 million for the three months ended December 31, 2003. For the six months ended December 31, 2004 we generated net income of $7.5 million compared with net income of $2.8 million for the six months ended December 31, 2003. Cash provided by operating activities total $0.2 million and $3.1 million for the six months ended December 31, 2004 and 2003, respectively. At December 31, 2004, we had cash of $10.1 million, long-term debt of $303.4 million and a stockholders’ deficit of $183.5 million. Total debt at December 31, 2004 primarily consists of $149.9 million of our 7 7/8% Senior Notes due March 15, 2008 and $152.6 million outstanding under our 2003 Amended Credit Facility due December 31, 2006.

Our primary source of liquidity is cash flows generated from operating activities as well as existing cash balances. At December 31, 2004, we had cash of $10.1 million. Our liquidity needs are primarily to service long-term debt and fund working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

We do not believe that cash flow from operations will be sufficient to satisfy the principal payment required on the 2003 Amended Credit Facility that will be due on December 31, 2006. Consequently, we are seeking to refinance the credit facility with proceeds of a new credit facility and other debt financing. There can be no assurance that such financing will be available or, if available, will be at rates or prices acceptable to us.

We have focused on the following areas in order to increase our cash flow from operating activities:

•	Expand Within Existing and Contiguous Service Areas: We continue to expand our services in existing and contiguous areas. We have significantly improved our financial performance since fiscal 2002 by focusing on same service area growth. In areas where we are the 911 emergency medical transportation provider, we seek to leverage our visibility and stature as the community’s 911 emergency medical transportation provider to compete for and win non-emergency medical transportation business.

•	Maximize Cash Collection: We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients.

•	Selectively Enter New Markets: We continue to pursue contracts and alliances with municipalities, other government entities, hospital-based emergency providers and fire districts in select new markets. Among the criteria we set for entering new markets are whether we can provide both 911 emergency and non-emergency medical transportation services, geographic proximity to our existing operations, expected revenues and margins, payer mix, medical transportation demands, competitive profiles and demographic trends.

•	Invest in Proprietary Technology to Improve Operating Efficiencies: We have developed proprietary technological systems to create operating efficiencies and improve the overall quality of service offerings. For example, we developed proprietary medical transportation billing and collections systems which are operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology has resulted in a significant improvement in our ability to collect outstanding claims on a timely basis. We expect to continue to invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

•	Electronic Patient Care Network (“R/M EPCR”) system, a hand-held data-entry system used by EMS workers to collect billing and patient data in the field.

•	Internet based scheduling software, which enables us to reduce unscheduled overtime while producing schedules by shift, department and location, has resulted in an overall reduction of labor costs; and

•	DriveCam technology, an on-board monitoring system that measures operator performance against safe driving standards. The implementation of this technology has resulted in the reduction of claims and vehicle maintenance costs following implementation in selected areas.

•	Improve Workplace Safety and Reduce Insurance Costs: We have consistently placed workplace health and safety among our highest priorities due, in part, to escalating insurance costs, and our management, risk management and quality assurance staffs aggressively conduct risk management programs for quality assurance, loss prevention and early intervention. We believe in creating a culture among our workforce that encourages and demonstrates a committed approach to workplace health and safety.

If we fail to generate sufficient cash flow from operating activities, we will need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that such borrowings, debt or equity securities will be available or, if available, will be at rates or prices acceptable to us.

We believe that cash flow from operations coupled with existing cash balances will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we periodically experience significant outflows of cash for debt service, insurance premiums, 401(k) matching contributions and management bonuses. These outflows include our $5.9 million, semi-annual interest payments on our Senior Notes (these payments are due March 15 and September 15 through March 2008), as well as interest payments on our 2003 Amended Credit Facility of approximately $1.1 million per month. In addition, deposits on our annual workers’ compensation and general liability insurance premiums are paid in the fourth quarter of the fiscal year. These deposits totaled $7.2 million and $5.4 million in fiscal 2004 and 2003, respectively. In the third quarter of fiscal 2005 we made a one-time payment of $1.5 million to our CEO under the terms of his employment agreement and we expect to make the Company 401(k) matching contribution of approximately $1.6 million with respect to plan year ended December 31, 2003.

The table below summarizes cash flow information for the six months ended December 31, 2004 and 2003 (in thousands):

	Six Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$166	$3,130
Net cash used in investing activities	(6,987)	(3,329)
Net cash provided by (used in) financing activities	558	(1,856)

Operating Activities—Cash provided by operating activities for the six months ended December 31, 2004 primarily relates to net income of $7.5 million, depreciation and amortization of $5.9 million and a decrease in insurance deposits of $2.8 million, offset by the growth in net accounts receivables of $2.1 million, a decrease in accounts payable of $4.3 million and a decrease in accrued liabilities of $12.0 million. The decrease in insurance deposits is primarily related to the return of excess collateral of $1.7 million in December 2004. The growth in receivables is primarily related to an increase in rates and the number of medical transports during the six months ended December 31, 2004. The decrease in accounts payable is primarily a result of timing of payments to vendors. The decrease in accrued expenses is primarily a result of a decrease in accrued wages of $7.3 million as a result of the timing of payroll distributions, a decrease in the workers’ compensation insurance accrual of $2.0 million, of which $1.4 million was a result of payments on claims and a decrease in the general liability insurance accrual of $1.5 million due to the timing of payments made on claims in excess of current fiscal year accruals for new claims.

Cash provided by operating activities for the six months ended December 31, 2003 primarily relates to net income of $2.8 million, depreciation and amortization of $6.2 million and the increase in accrued liabilities of $2.8 million offset by the growth in net accounts receivables of $7.1 million and the decrease in accounts payable of $3.2 million. The increase in accrued liabilities is related to the timing of payments on several accruals including payments of general liability and workers’ compensation claims. The growth in accounts receivable is primarily related to the addition of new service areas and increases in the number of transports. The decrease in accounts payable is a result of the timing of payments to vendors.

Accounts receivable, net of the allowance for doubtful accounts, was $67.4 million and $65.3 million as of December 31, 2004 and June 30, 2004, respectively. The increase in net accounts receivable is primarily due to increased medical transports, normal rate increases and new contract activities. Days’ sales outstanding, calculated on a quarter-to-date basis, was 45 days at both December 31, 2004 and June 30, 2004, respectively. The allowance for doubtful accounts increased from approximately $59.4 million at June 30, 2004 to approximately $65.1 million at December 31, 2004, primarily as a result of the increase in revenue.

Average daily cash deposits totaled approximately $1.9 million for the three and six months ended December 31, 2004, and $1.8 million for the three and six months ended December 31, 2003. We experience several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional future write-offs.

Investing Activities—Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $7.0 million and $3.4 million for the six month periods ended December 31, 2004 and 2003, respectively. Of the $7.0 million, approximately $5.2 million relates to the purchase of new vehicles and approximately $1.7 million relates to the purchase of communication equipment. Approximately $1.0 million of the increase in vehicles relates to ambulances purchased in order to serve the new Tacoma, Washington 911 contract. We expect capital expenditures to total approximately $10.5 million for fiscal 2005.

Financing Activities—Cash provided by financing activities for the six months ended December 31, 2004 relates to proceeds received from the issuance of stock due the exercise of stock options. Cash used in financing activities for the six months ended December 31, 2003 includes a $1.0 million payment on our 2003 Amended Credit Facility related to asset sale proceeds as required under the 2003 Amended Credit Facility and $0.5 million in cash paid for debt modification costs related to the 2003 Amended Credit Facility.

We had working capital of $21.0 million at December 31, 2004, including cash of $10.1 million, compared to working capital of $10.7 million, including cash of $16.4 million, at June 30, 2004. The increase in working capital as of December 31, 2004 is primarily related to the decrease in accounts payable and accrued liabilities.

Current Covenants—The 2003 Amended Credit Facility includes various financial and non-financial covenants as well as extensive financial reporting obligations and provides that an event of default occurs should we lose customer contracts in any fiscal quarter with an aggregate earnings before interest, taxes, depreciation and amortization (“EBITDA”) contribution of $5.0 million or more (net of anticipated EBITDA contribution from new contracts). The revised financial covenants and levels achieved by us are presented below:

Financial Covenant	Period Covered By Covenant	Level Specified in Agreement	Level Achieved for Specified Period
Debt leverage ratio	Six months ended December 31, 2004, annualized	< 7.34	5.86

Minimum tangible net worth	At December 31, 2004	< $280.0 million deficit	$235.1 million deficit

Fixed charge coverage ratio	Six months ended December 31, 2004, annualized	> 1.05	1.36

Limitation on capital expenditures	Cumulative for fiscal year 2005	< $11.5 million	$7.0 million

Annual operating lease expense to consolidated net revenue	Six months ended December 31, 2004, annualized	< 3.1%	2.2%

We must achieve the following levels of compliance at March 31, 2005: a total debt leverage ratio of less than 7.13; a minimum tangible net deficit of less than $280 million; a fixed charge coverage ratio of at least 1.05; annual capital expenditures less than $11.5 million; and, an annual operating lease expense equivalent to less than 3.1% of consolidated net revenue for the last twelve months.

Tender Offer—On February 3, 2005, we commenced a tender offer and consent solicitation for any and all of our 7 7/8% Senior Notes due 2008. We expect that in connection with funding the tender offer and consent solicitation we will refinance our 2003 Amended Credit Facility and obtain other debt financing, including through the issuance of debt securities. The total cost to fund the tender offer and consent solicitation and refinance our 2003 Amended Credit Facility will be approximately $310.0 million. We expect that our new senior credit facility will have restrictive covenants customary for facilities of its kind.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three and six months ended December 31, 2004 and 2003, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income	$3,057	$2,175	$7,474	$2,781
Add back:
Depreciation and amortization	2,691	2,860	5,928	6,223
Interest expense	7,514	7,194	14,834	15,208
Interest income	(49)	(22)	(179)	(51)
Income tax provision	427	108	525	199

EBITDA	13,640	12,315	28,582	24,360

Increase (decrease):
Interest expense	(7,514)	(7,194)	(14,834)	(15,208)
Interest income	49	22	179	51
Income tax provision	(427)	(108)	(525)	(199)
(Gain) loss on sale of property and equipment	13	(12)	77	10
Provision for doubtful accounts	20,491	22,704	42,079	44,556
Earnings (losses) of minority shareholder	(337)	189	(28)	463
Amortization of deferred financing costs	669	679	1,339	1,414
Amortization of debt discount	7	7	13	13
Tax benefit related to the exercise of stock options	129	—	129	—
Changes in operating assets and liabilities	(21,747)	(20,018)	(56,845)	(52,330)

Net cash provided by operating activities	$4,973	$8,584	$166	$3,130

For the three months ended December 31, 2004, EBITDA increased by approximately $1.3 million compared to the same period in the prior year primarily as a result of an increase in net income of $0.9 million. For the six months ended December 31, 2004, EBITDA has increased approximately $4.2 million compared to the same period in the prior year primarily as a result of an increase in net income of $4.7 million.

Restrictions on Debt and Equity Financing

The terms of our 2003 Amended Credit Facility do not permit additional borrowings under the facility. In addition, the 2003 Amended Credit Facility and the Senior Notes restrict our ability to obtain additional debt from other sources or provide collateral to any prospective lender. In connection with the tender offer and consent solicitation, we expect to refinance our 2003 Amended Credit Facility and redeem the Senior Notes. We cannot assure you that our refinancing will be successful and, if not, we will continue to have limited ability to incur additional debt. In the event we are unable to meet our targeted levels of operating cash flow, or in the event of an unanticipated cash requirement (such as an adverse litigation outcome, reimbursement delays, significantly increased costs of insurance or other matters) we may be limited in our ability to pursue additional debt or equity financing. Even if we successfully complete the tender offer and consent solicitation and related refinancing, the instruments governing our new debt will have restrictions limiting our ability to pursue additional funding.

If we default with respect to our financial and other covenants set forth in the 2003 Amended Credit Facility, we will also be in default under our Senior Notes. A default under the Senior Notes or 2003 Amended Credit Facility may, among other things, cause all amounts owed by us under such facilities to become due immediately upon such default. Any inability to resolve a violation through waivers or other means could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There can be no assurance that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operating activities and our existing cash resources prove to be inadequate. As discussed above, we will not have access to additional borrowings under such facility. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, among other things, issuance of equity securities or the conversion of all or a portion of our existing debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Contractual Obligations and Other Commitments

We have certain cash contractual obligations related to our debt instruments that come due at various times over the next five years and beyond. In addition, we have other commitments in the form of standby letters of credit, surety bonds and self-insurance retention obligations. Other than described below, our commitments have not changed significantly since June 30, 2004. In the event that we complete a refinancing, we will continue to have similar obligations and commitments.

Insurance Programs

On December 8, 2004 Reliance Insurance Company (“Reliance”), our workers’ compensation excess carrier during fiscal years 1992 through 2001, released a surety bond in the amount of $2.6 million. This surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the letter of credit and cash portion were returned to us. Additionally, on December 10, 2004, Reliance returned excess collateral to us in the form of cash deposits of approximately $1.7 million. At December 31, 2004, there is approximately $1.3 million of remaining cash on deposit with Reliance, which is included in insurance deposits on the balance sheet.

As a result of the resolution of certain workers’ compensation claims during the six months ended December 31, 2004, we engaged our independent actuaries to perform an updated valuation of our related claim reserves. Based on this analysis, we reduced our workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the three and six months ended December 31, 2004.

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

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to: (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or transition to a new service provider. With respect to such surety bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

Nasdaq Listing

Dating back to May 22, 2003, we have had periodic correspondence with the Nasdaq regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. On July 12, 2004, we received notice from the Nasdaq Listing Qualifications Panel (the “Panel”) that we did not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the open of business on July 13, 2004, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

On November 24, 2004, we were notified by the Nasdaq Listing and Hearing Review Council that it had reversed the earlier decision by the Panel to delist our securities from the SmallCap Market based upon events subsequent to the Panel’s decision and remanded the matter to the Panel for further consideration. On November 24, 2004, we submitted an application for listing on the Nasdaq SmallCap Market.

On December 21, 2004 we were informed by the Panel that our listing application had been approved based on our compliance with all requirements for initial listing on the Nasdaq SmallCap Market. On December 27, 2004, our common stock resumed trading under the symbol “RURL” on the Nasdaq SmallCap Market.

Amended Employment Agreement

On December 8, 2004, the Board of Directors approved an amended and restated employment agreement (the “Agreement”) with our President and Chief Executive Officer (“CEO”). Under the Agreement, certain modifications were made to the CEO’s existing employment agreement, including, among other things, the strengthening of the related non-compete provisions. In consideration for these modifications, we made a one-time payment to the CEO of $1.5 million in January 2005, as well as restored his ability to participate in our Management Incentive Plan (the “MIP”). The one-time payment was capitalized and is being amortized on a straight-line basis over the seven year term of the Agreement.

Management Incentive Plan

The core components of the 2005 Management Incentive Program (the “2005 MIP”) were approved by the Board of Directors (the “Board”) on December 17, 2004. The 2005 MIP is an annual cash incentive plan for key executives based upon performance goals. The 2005 MIP also includes a separate bonus opportunity for certain key executives based upon, among other things, the successful completion of a refinancing transaction of either or both of the 2003 Amended Credit Facility and the outstanding Senior Notes during fiscal 2005 or fiscal 2006, and the future realization of certain related operating benefits. The maximum range of the bonus is 1.0% to 1.5% of the aggregate debt refinanced and shall be awarded at the sole discretion of the Board acting on our behalf. It is anticipated that the Board will take into account the following factors in evaluating the success of the refinancing and/or the future operational benefits realized: interest rates; maturity date(s); covenant flexibility; availability of capital; management of transaction costs; reduction of insurance costs; availability of financing for desired market expansions; and such other factors that the Board deems relevant in its sole discretion.

SEC Investigation

On October 28, 2003, the SEC notified us that it was conducting an informal fact-finding inquiry. We have voluntarily provided the information requested by the Staff and we intend to cooperate fully. In early 2004, we met with the Staff to discuss the materials that had been submitted to the SEC. After the meeting, additional materials were provided to the Staff. Since then, we have not received any additional requests from the SEC with respect to their informal fact-finding inquiry.

Section 404 Compliance

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls over financial reporting. During this process, we expect to make improvements in the design and operation of our internal controls including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls. Although we believe that our efforts will enable us to provide the required report, we can give no assurance that these efforts will be completed in a timely manner or on a successful basis.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

RURAL/METRO CORPORATION AND ITS SUBSIDIARIES

Part II. Other Information.

Item 4. Submission of Matters to a Vote of Security Holders

On December 3, 2004, we held our annual meeting of stockholders. The only matter before the meeting was:

The election of two directors to serve a three-year term or until their successors are elected.

All nominees for director were elected. The table below lists the votes cast or withheld.

Election of Directors	For	Withheld
Mary Ann Carpenter	13,672,231	498,218
Jack E. Brucker	13,131,981	540,250

Item 6. Exhibits

Exhibits
10.1	Summary of 2005 Management Incentive Plan*

10.2	Compensation Schedule for Board of Directors of Rural/Metro Corporation*

10.3	Employment Agreement by and between Rural/Metro Corporation and Jack E. Brucker, effective January 1, 2005*

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 14, 2005	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL S. ZARRIELLO
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros, Managing Director of Finance and Accounting and Corporate Controller (Principal Accounting Officer)