Form 10-Q
period 2005-03-31
RURAL METRO CORP /DE/
filed 2005-05-16
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


                                 (480) 606-3886
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X         No
                                             -----          -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).       Yes             No   X
                                                      -----          -----

At April 21, 2005, there were 23,142,790 shares of Common Stock outstanding, exclusive of treasury shares held by the Registrant.

                             RURAL/METRO CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2005



                                                                                             Page
                                                                                             ----
Part I.  Financial Information

        Item 1.         Financial Statements (unaudited):

                               Consolidated Balance Sheet                                     4

                               Consolidated Statement of Operations                           5

                               Consolidated Statement of Cash Flows                           6

                               Notes to Consolidated Financial Statements                     7

        Item 2.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                  22

        Item 3.         Quantitative and Qualitative Disclosures About Market Risk           43

        Item 4.         Controls and Procedures                                              43


Part II.  Other Information

        Item 6.         Exhibits                                                             44

        Signatures                                                                           45


PART I.  FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

                             RURAL/METRO CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                        (in thousands, except share data)

                                                                                                  MARCH 31,            JUNE 30,
                                                                                                    2005                 2004
                                                                                             ------------------   -----------------
                                                        ASSETS

Current assets:
Cash                                                                                                  $ 10,663            $ 16,372
Accounts receivable, net of allowance for doubtful accounts of $65,584 and $59,430
    at March 31, 2005 and June 30, 2004, respectively                                                   71,681              65,348
Accounts receivable from insurers                                                                        8,280               9,966
Inventories                                                                                             11,858              11,738
Prepaid expenses and current other assets                                                                6,271               8,512
                                                                                             ------------------   -----------------
    Total current assets                                                                               108,753             111,936

Property and equipment, net                                                                             44,237              40,283
Goodwill                                                                                                40,850              41,100
Insurance deposits                                                                                       6,356               9,244
Other assets                                                                                            20,360              12,644
                                                                                             ------------------   -----------------
                                                                                                     $ 220,556           $ 215,207
                                                                                             ==================   =================

                                          LIABILITIES, MINORITY INTEREST AND
                                            STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                                                      $ 12,372            $ 13,833
Accrued liabilities                                                                                     57,928              67,239
Deferred revenue                                                                                        18,002              17,249
Current portion of long-term debt                                                                        2,520               1,495
                                                                                             ------------------   -----------------
    Total current liabilities                                                                           90,822              99,816

Long-term debt, net of current portion                                                                 310,235             304,057
Other liabilities                                                                                        3,240               1,401
Deferred income taxes                                                                                      650                 650
                                                                                             ------------------   -----------------
    Total liabilities                                                                                  404,947             405,924
                                                                                             ------------------   -----------------

Minority interest                                                                                        1,549               1,509
                                                                                             ------------------   -----------------

Stockholders' equity (deficit):
Common stock, $.01 par value, 40,000,000 shares authorized, 23,135,290 and 21,890,816
    shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively                        231                 219
Additional paid-in capital                                                                             148,860             147,075
Accumulated deficit                                                                                   (333,792)           (338,281)
Treasury stock                                                                                          (1,239)             (1,239)
                                                                                             ------------------   -----------------
    Total stockholders' equity (deficit)                                                              (185,940)           (192,226)
                                                                                             ------------------   -----------------
                                                                                                     $ 220,556           $ 215,207
                                                                                             ==================   =================

                             See accompanying notes

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                        MARCH 31,                  MARCH 31,
                                                                                ------------------------   ------------------------
                                                                                   2005         2004          2005         2004
                                                                                -----------  -----------   -----------  -----------
Net revenue                                                                      $ 145,226    $ 134,252     $ 418,906    $ 393,811
                                                                                -----------  -----------   -----------  -----------
Operating expenses
    Payroll and employee benefits                                                   75,021       69,998       221,170      207,729
    Provision for doubtful accounts                                                 22,522       22,856        64,576       64,306
    Depreciation and amortization                                                    2,835        3,130         8,512        8,733
    Other operating expenses                                                        32,564       29,349        89,647       85,587
                                                                                -----------  -----------   -----------  -----------
        Total operating expenses                                                   132,942      125,333       383,905      366,355
                                                                                -----------  -----------   -----------  -----------
Operating income                                                                    12,284        8,919        35,001       27,456
Interest expense                                                                    (7,205)      (6,898)      (22,039)     (22,106)
Interest income                                                                         48           16           227           67
Loss on early extinguishment of debt                                                (8,170)           -        (8,170)           -
                                                                                -----------  -----------   -----------  -----------
Income (loss) from continuing operations before income taxes and minority
   interest                                                                         (3,043)       2,037         5,019        5,417
Income tax benefit (provision)                                                         126          (88)         (397)        (277)
Minority interest                                                                      (68)          65           (40)        (398)
                                                                                -----------  -----------   -----------  -----------
Income (loss) from continuing operations                                            (2,985)       2,014         4,582        4,742
Income (loss) from discontinued operations                                               -          153           (93)         206
                                                                                -----------  -----------   -----------  -----------
Net income (loss)                                                                   (2,985)       2,167         4,489        4,948
Less: Net income allocated to redeemable nonconvertible participating
    preferred stock under the two-class method                                           -         (495)            -         (964)
Less: Accretion of redeemable nonconvertible participating preferred stock               -       (1,706)            -       (4,613)
                                                                                -----------  -----------   -----------  -----------
Net income (loss) applicable to common stock                                      $ (2,985)       $ (34)      $ 4,489       $ (629)
                                                                                ===========  ===========   ===========  ===========

Income (loss) per share
    Basic -
        Income (loss) from continuing operations applicable to common stock        $ (0.13)     $ (0.01)       $ 0.20      $ (0.05)
        Income (loss) from discontinued operations applicable to common stock            -         0.01             -         0.01
                                                                                -----------  -----------   -----------  -----------
            Net income (loss)                                                      $ (0.13)         $ -        $ 0.20      $ (0.04)
                                                                                ===========  ===========   ===========  ===========

    Diluted -
        Income (loss) from continuing operations applicable to common stock        $ (0.13)     $ (0.01)       $ 0.19      $ (0.05)
        Income from discontinued operations applicable to common stock                   -         0.01             -         0.01
                                                                                -----------  -----------   -----------  -----------
            Net income (loss)                                                      $ (0.13)         $ -        $ 0.19      $ (0.04)
                                                                                ===========  ===========   ===========  ===========

Average number of common shares outstanding - Basic                                 23,019       16,750        22,406       16,557
                                                                                ===========  ===========   ===========  ===========
Average number of common shares outstanding - Diluted                               23,019       16,750        23,837       16,557
                                                                                ===========  ===========   ===========  ===========

                             See accompanying notes

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)

                                                                                               NINE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                              -----------------------------------------------------
                                                                                        2005                        2004
                                                                              -------------------------   -------------------------
Cash flows from operating activities:
Net income                                                                                     $ 4,489                     $ 4,948
Adjustments to reconcile net income to cash provided by
  operating activities -
    Provision for doubtful accounts                                                             64,601                      68,175
    Depreciation and amortization                                                                8,762                       9,423
    Non-cash portion of loss on early extinguishment of debt                                     5,668                           -
    Amortization of deferred financing costs                                                     1,932                       2,083
    Accretion of 12.75% Senior Discount Notes                                                      480                           -
    Tax benefit from the exercise of stock options                                                 159                           -
    Loss on sale of property and equipment                                                         126                         104
    Earnings of minority shareholder                                                                40                         398
    Amortization of debt discount                                                                   17                          19
Change in assets and liabilities -
    Increase in accounts receivable                                                            (70,934)                    (75,047)
    Decrease (increase) in accounts receivable from insurers                                     1,686                      (5,001)
    (Increase) decrease in inventories                                                            (120)                        221
    Decrease in prepaid expenses and other current assets                                        2,241                       1,761
    Decrease (increase) in insurance deposits                                                    2,888                        (362)
    Increase in other assets                                                                    (3,850)                       (797)
    Decrease in accounts payable                                                                (1,461)                     (1,581)
    Decrease in accrued liabilities                                                             (9,311)                       (393)
    Increase in deferred revenue                                                                   753                         732
    Increase in other liabilities                                                                   11                          83
                                                                              -------------------------   -------------------------
        Net cash provided by operating activities                                                8,177                       4,766
                                                                              -------------------------   -------------------------

Cash flows from investing activities:
Capital expenditures                                                                           (10,327)                     (6,182)
Proceeds from the sale of property and equipment                                                    14                          92
                                                                              -------------------------   -------------------------
        Net cash used in investing activities                                                  (10,313)                     (6,090)
                                                                              -------------------------   -------------------------

Cash flows from financing activities:
Repayment of credit facility due December 2006                                                (152,555)                     (1,000)
Repayment of 7.875% Senior Notes due March 2008                                               (150,000)                          -
Cash provided under Term Loan B                                                                135,000                           -
Cash provided by issuance of 9.875% Senior Subordinated Notes                                  125,000                           -
Cash provided by issuance of 12.75% Senior Discount Notes                                       50,209                           -
Repayment of debt and capital lease obligations                                                 (1,027)                       (931)
Cash paid for debt issuance costs                                                              (11,838)                       (515)
Proceeds from the issuance of common stock                                                       1,638                         462
                                                                              -------------------------   -------------------------
        Net cash used in financing activities                                                   (3,573)                     (1,984)
                                                                              -------------------------   -------------------------

Decrease in cash                                                                                (5,709)                     (3,308)
Cash, beginning of period                                                                       16,372                      12,561
                                                                              -------------------------   -------------------------
Cash, end of period                                                                           $ 10,663                     $ 9,253
                                                                              =========================   =========================

Non-cash investing activities:
   Landlord funded leasehold improvements for new corporate headquarters                       $ 1,828                         $ -
                                                                              =========================   =========================

                             See accompanying notes

                             RURAL/METRO CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rural/Metro Corporation (the Company) is a leading provider of medical transportation services, which consist primarily of emergency and non-emergency ambulance services. These medical transportation services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides private fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three and nine months ended March 31, 2005 and 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's Report on Form 8-K filed on February 16, 2005. Certain financial information for prior periods has been reclassified to conform to the current presentation.

(1)        LIQUIDITY

In March 2005, the Company completed a debt refinancing transaction which is further described in Note 3. The Company's ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company's revolving credit facility will be adequate to fund the Company's operating and capital needs as well as enable it to maintain compliance with its various debt agreements through March 31, 2006. To the extent that actual results or events differ from the Company's financial projections or business plans, its liquidity may be adversely impacted.

(2)       ACCOUNTING FOR STOCK BASED COMPENSATION

At March 31, 2005, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the "1992 Plan") and the 2000 Non-Qualified Stock Option Plan (the "2000 Plan"). The 1992 Plan expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan under which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Plan had 477,329 shares available for issuance at March 31, 2005. The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Consistent with APB 25, stock-based compensation expense has not been reflected in the consolidated statement of operations as all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of the Statement of Financial Accounting Standards Board ("SFAS") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       MARCH 31,                         MARCH 31,
                                                                2005             2004              2005             2004
                                                           ---------------  ---------------   ---------------  ---------------
Net income (loss) applicable to common stock                     $ (2,985)           $ (34)          $ 4,489           $ (629)
Deduct:  Stock based employee compensation determined
   under the fair value method for all awards applicable
   to common stock, net of tax effect                                  (9)              10               (98)            (372)
                                                           ---------------  ---------------   ---------------  ---------------
Pro forma net income (loss) applicable to common stock           $ (2,994)           $ (24)          $ 4,391         $ (1,001)
                                                           ===============  ===============   ===============  ===============

Income (loss) per share:
   Basic - As reported                                            $ (0.13)             $ -            $ 0.20          $ (0.04)
                                                           ===============  ===============   ===============  ===============
   Basic - Pro forma                                              $ (0.13)             $ -            $ 0.20          $ (0.06)
                                                           ===============  ===============   ===============  ===============
   Diluted - As reported                                          $ (0.13)             $ -            $ 0.19          $ (0.04)
                                                           ===============  ===============   ===============  ===============
   Diluted - Pro forma                                            $ (0.13)             $ -            $ 0.18          $ (0.06)
                                                           ===============  ===============   ===============  ===============


In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair market value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using the fair-value method and to record that cost as compensation expense over the period during which the employee is required to perform the service in exchange for the award (generally over the vesting period of the award). The pro-forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company expects to adopt SFAS 123R on July 1, 2005 and is currently evaluating the method of adoption and impact that SFAS 123R will have on its financial condition and results of operations.

(3)        LONG-TERM DEBT AND REFINANCING TRANSACTION

On March 4, 2005, the Company effected a refinancing transaction whereby its newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC ("Rural/Metro LLC"), entered into new senior secured credit facilities (collectively, the "2005 Credit Facility") in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the "Term Loan B"), a $20.0 million revolving credit facility due March 2010 (the "Revolving Credit Facility") and a $35.0 million prefunded letter of credit facility (the "Letter of Credit Facility"). Indebtedness under the 2005 Credit Facility is guaranteed by the Company and each of Rural/Metro LLC's current and future direct and indirect domestic subsidiaries (the "Guarantors") and is secured by a lien on substantially all of Rural/Metro LLC's and the Guarantors' current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. ("Rural/Metro Inc.") issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the "Senior Subordinated Notes") and the Company issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% senior discount notes due 2016 (the "Senior Discount Notes"). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have not been registered under the Securities Act of 1933, as amended.

Due to certain covenant restrictions contained in the Company's 7.875% Senior Notes due 2008 ("Senior Notes"), the Company could not effectively refinance its prior senior credit facility without refinancing the Senior Notes. Therefore, the Company used the borrowings under the 2005 Credit Facility and the net proceeds from the offerings of the Senior Subordinated Notes and the Senior Discount Notes, together with $13.3 million of cash on hand, to finance a tender offer for and consent solicitation relating to the Company's Senior Notes for which it received tenders and related consents from holders of 92% of the Senior Notes. In addition, the Company used such funds to redeem any Senior Notes not acquired in the tender offer, to repay amounts outstanding under the Company's prior senior credit facility and to pay certain fees and expenses related to the refinancing transaction.

In connection with these refinancing activities, the Company recorded $8.2 million of debt extinguishment costs during the three months ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

The following is a summary of the Company's outstanding long-term debt at March 31, 2005 and June 30, 2004 (in thousands):


                                                                MARCH 31,             JUNE 30,
                                                                  2005                  2004
                                                             --------------------   ------------------
Senior Secured Term Loan B due March 2011                              $ 135,000                  $ -
9.875% Senior Subordinated Notes due March 2015                          125,000                    -
12.75% Senior Discount Notes due March 2016                               50,689                    -
Revolving Credit Facility, undrawn                                             -                    -
Credit Facility due December 2006                                              -              152,555
7.875% Senior Notes due March 2008                                             -              149,904
Capital lease and other obligations, at varying rates
  from 6.0% to 12.75%, due through 2013                                    2,066                3,093
                                                             --------------------   ------------------
Long-term debt                                                           312,755              305,552
Less:  Current maturities                                                 (2,520)              (1,495)
                                                             --------------------   ------------------
Long-term debt, net of current maturities                              $ 310,235            $ 304,057
                                                             ====================   ==================

2005 CREDIT FACILITY

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.50% per annum or, at Rural/Metro LLC's option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC's option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of March 31, 2005, the Company had chosen the LIBOR option for a contract period of three months and is accruing interest at 5.25% per annum.

The Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. Additional annual principal payments equal to 75% of the fiscal year-end Excess Cash Flow, as defined in the 2005 Credit Facility, are due on September 30th of each year with the first remeasurement period at June 30, 2006. Rural/Metro LLC capitalized expenses associated with securing Term Loan B of approximately $4.5 million and is amortizing these costs to interest expense over the term of the agreement.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus 3.25% per annum or, at Rural/Metro LLC's option, the ABR plus 2.25% per annum on all amounts drawn against the line. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC's option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with securing the Revolving Credit Facility of approximately $0.7 million were capitalized and are being amortized to interest expense over the term of the agreement. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2005.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility can be increased from $35.0 million to a maximum of $45.0 million. The Letter of Credit Facility bears a participation fee of 2.50% plus an administrative fee of 0.15% for a total of 2.65% per annum on the total facility payable quarterly beginning March 31, 2005. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly beginning March 31, 2005. Rural/Metro LLC capitalized expenses associated with securing the Letter of Credit Facility of approximately $1.2 million and is amortizing these costs to interest expense over the term of the agreement. At March 31, 2005, approximately $15.3 million of the available Letter of Credit Facility balance was utilized in support of insurance deductible arrangements.

Other Terms

The 2005 Credit Facility allows Rural/Metro LLC to prepay loans at its option at any time without premium or penalty except breakage costs as defined in the 2005 Credit Facility. In addition to the repayment terms as discussed above, (a) 100% of the net proceeds from the issuance of certain new debt, the issuance of certain preferred stock and the sale of certain assets, and (b) 50% of the net proceeds received from the issuance of new equity shall be applied first to amounts outstanding under the Term Loan B, second to amounts outstanding under the Revolving Credit Facility and third to amounts outstanding under the Letter of Credit Facility within 5 business days of receipt of such funds.

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of March 31, 2005.

NOTES

Senior Subordinated Notes

In March 2005, the Company's two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the "Senior Subordinated Notes Issuers"), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers. They rank junior in right of payment to all of the Senior Subordinated Notes Issuers' existing and future senior indebtedness, including the 2005 Credit Facility, rank pari passu in right of payment with any of the Senior Subordinated Notes Issuers' future senior subordinated debt and rank senior in right of payment to any of the Senior Subordinated Notes Issuers' future subordinated debt. Each of the Guarantors, other than Rural/Metro Inc., have guaranteed the Senior Subordinated Notes. These guarantees are unsecured and will be subordinated to all existing and future senior obligations of the Guarantors, including their guarantees of the 2005 Credit Facility.

At any time prior to March 15, 2008, the Senior Subordinated Notes Issuers may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 109.875% of the principal amount of the Senior Subordinated Notes to be redeemed. At any time prior to March 15, 2010, the Senior Subordinated Notes Issuers may redeem some of or all the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus a make-whole premium. After March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or part of the Senior Subordinated Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Subordinated Notes. If the Company experiences a change of control, the Senior Subordinated Notes Issuers may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Costs related to this issuance totaling approximately $5.0 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

Senior Discount Notes

In March 2005, the Company completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, no cash interest payment will be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $50.7 million at March 31, 2005.

The Senior Discount Notes are the Company's unsecured senior obligations. They will rank equally in right of payment with all its existing and future unsecured senior obligations and senior to its subordinated indebtedness. The Senior Discount Notes will be subordinated to the Company's existing and future secured indebtedness, including its guarantee of the 2005 Credit Facility, to the extent of the assets securing that indebtedness. The Senior Discount Notes are not guaranteed by any of the Company's subsidiaries and are subordinated to all obligations of the Company's subsidiaries, including the Senior Subordinated Notes, the 2005 Credit Facility and the guarantees of the Guarantors.

At any time prior to March 15, 2008, the Company may redeem up to 35% of the Senior Discount Notes with the proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 112.75% of the accreted value of the Senior Discount Notes to be redeemed. Prior to March 15, 2010, the Company may redeem some of or all the Senior Discount Notes at a price equal to 100% of the accreted value of the Senior Discount Notes, plus a make-whole premium. After March 15, 2010, the Company may redeem all or part of the Senior Discount Notes at various redemption prices given the date of redemption as set forth in the Indenture governing the Senior Discount Notes. If the Company experiences a change of control, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their accreted value, plus accrued and unpaid interest.

The Company capitalized costs totaling approximately $2.0 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes.

Other Terms

The Company, the Senior Subordinated Note Issuers and the other guarantors of the Senior Subordinated Notes (collectively referred to as the "Issuers") have agreed to file a registration statement with respect to offers to exchange the Senior Subordinated Notes and the Senior Discount Notes for new issues of same-class notes registered under the Securities Act within 240 days following the issue date of these notes, and have agreed to use their reasonable best efforts to cause the registration statement to become effective on or prior to 300 days following the issue date of the notes. If the Issuers fail to comply with these requirements, they may be required to pay additional interest at a rate of 0.25% per annum, with that rate increasing by 0.25% per annum every quarter, not to exceed 1.00% per annum until the default is cured.

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company's and its subsidiaries' ability to incur additional debt, pay dividends on their capital stock or repurchase their capital stock, make certain investments, enter into certain types of transactions with affiliates, pay dividends or other payments by their restricted subsidiaries, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of March 31, 2005.

(4)       REVISION IN INSURANCE CLAIM RESERVE CLASSIFICATION

The Company retains certain levels of exposure with respect to its general liability and workers compensation insurance programs and purchases excess coverage from third party insurers for exposure above the insured levels. Until December 31, 2004, the Company established reserves for claims, both reported and incurred but not reported, within its level of retention based on currently available information as well as historical claims experience. However, as the Company is the primary obligor for payment of all claims, during the quarter ended December 31, 2004, the Company determined that it should present claim reserves on a gross basis along with a corresponding insurance receivable. As a result of this revision in classification, the Company increased its general liability claim reserves and workers compensation claim reserves as of June 30, 2004 by $9.7 million and $0.7 million, respectively, and recorded a corresponding receivable from its insurers as a current asset. As of March 31, 2005, the general liability and workers compensation balances were $7.9 million and $0.4 million, respectively. The Company will continue its past practice of evaluating the financial capacity of its insurers to assess the recoverability of the related insurer receivable. This revision in classification had no impact on the Company's financial condition, results of operations, cash flows or working capital.

(5)       REDEEMABLE NONCONVERTIBLE PARTICIPATING PREFERRED STOCK

In connection with the 2002 Amended Credit Agreement and the 2003 Restated and Amended Credit Agreement, the Company issued 211,549 Series B redeemable nonconvertible participating preferred shares ("Series B Shares") and 283,979 Series C redeemable nonconvertible participating preferred shares ("Series C Shares") to certain of its lenders.

The Company recorded the Series B and Series C Shares at their estimated fair values at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issuance costs, the unamortized portion of which was included in other assets in the consolidated balance sheet. At the Company's option, the Series B and Series C Shares could be settled by either the issuance of 2,115,490 and 2,839,790 common shares, respectively, or a cash payment equivalent to the prescribed redemption values. Due to cash redemption clauses, such shares were classified outside of stockholders' equity (deficit). Additionally, the original value of the Series B and Series C Shares was being accreted to their respective redemption values through December 31, 2004 and December 31, 2006, respectively, with an offsetting charge to additional paid-in capital. Series B and Series C Share accretion totaled $1.7 million for the three months ended March 31, 2004 and $4.6 million for the nine months ended March 31, 2004.

As a sufficient number of common shares were not available to permit settlement of the Series B and Series C Shares, the Company sought and obtained stockholder approval at its Annual Meeting of Stockholders held on June 10, 2004 to amend its certificate of incorporation to authorize additional common shares. The amendment increased the Company's authorized common shares from 23,000,000 to 40,000,000.

On June 30, 2004, the Company settled the Series B and Series C Shares by the issuance of 4,955,278 common shares. Due to the settlement of the Series B and Series C Shares, as of June 30, 2004 there were no Series B or Series C Shares outstanding, and the related rights and privileges associated with the Series B and Series C Shares expired upon the settlement.

On September 10, 2004, the Company received written notice from the holders of at least 20% of the outstanding common stock issued upon settlement of the Series B and Series C Shares requesting the registration of such common stock. The Company filed a registration statement on Form S-3 on April 27, 2005 and is waiting for the Securities and Exchange Commission ("SEC") to declare the registration statement effective.

(6)       DISCONTINUED OPERATIONS

During fiscal 2004, the Company ceased operating in ten medical transportation service areas because such areas did not meet internal operational or profitability measures. The Company also ceased operating in three fire and other service areas, one of which was due to the customer filing for bankruptcy protection under Chapter 11, another of which was sold as the Company continues to dispose of non-core businesses and the last of which was due to the community converting the service area to a self-managed fire district. In addition, one of the Company's protection services businesses, which was included in the fire and other segment, was classified as held for sale as of June 30, 2004 and such sale was closed during the first quarter of fiscal 2005 at a loss of $24,000. The results of these service areas for the three and nine months ended March 31, 2005 and 2004 are included in income (loss) from discontinued operations.

Results of discontinued operations for the three and nine months ended March 31, 2005 and 2004 are as follows (in thousands):

                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                MARCH 31,                                 MARCH 31,
                                                        2005                2004                 2005                2004
                                                  ------------------  ------------------   ------------------  ------------------
Net revenue:
    Medical transportation and related services                 $ -             $ 2,427                $ (13)           $ 12,211
    Fire and other                                                -                 708                   88               3,242
                                                  ------------------  ------------------   ------------------  ------------------
                                                                $ -             $ 3,135                 $ 75            $ 15,453
                                                  ==================  ==================   ==================  ==================

Net income (loss):
    Medical transportation and related services                 $ -               $ 122               $ (118)             $ (407)
    Fire and other                                                -                  31                   25                 613
                                                  ------------------  ------------------   ------------------  ------------------
                                                                $ -               $ 153                $ (93)              $ 206
                                                  ==================  ==================   ==================  ==================

Negative medical transportation and related services revenue in fiscal 2005 is due to adjustments processed subsequent to the closure of the related operation. See Note 14 for discussion of operations classified as discontinued subsequent to March 31, 2005.

(7)       NET INCOME (LOSS) PER SHARE

The Company calculates income (loss) per share following the guidance outlined in SFAS Statement No. 128, "Earnings Per Share" ("SFAS 128"), as well as related guidance issued by the Emerging Issues Task Force ("EITF") and the SEC. As a result of the issuance of its Series B and Series C Shares, the Company began calculating income (loss) per share using the "two-class" method whereby net income (loss) for the period is allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 5. As also described in Note 5, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method is no longer required.

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                MARCH 31,                       MARCH 31,
                                                                          2005           2004             2005           2004
                                                                     --------------  -------------   -------------- --------------
Income (loss) from continuing operations                                  $ (2,985)       $ 2,014          $ 4,582        $ 4,742
Less: Income from continuing operations allocated
   to redeemable nonconvertible participating
   preferred stock under the two-class method                                    -           (495)               -           (964)
Less:  Accretion of redeemable nonconvertible participating
   preferred stock                                                               -         (1,706)               -         (4,613)
                                                                     --------------  -------------   -------------- --------------
Income (loss) from continuing operations applicable to common stock       $ (2,985)        $ (187)         $ 4,582         $ (835)
                                                                     ==============  =============   ============== ==============

Average number of shares outstanding - Basic                                23,019         16,750           22,406         16,557
Add:  Incremental shares for dilutive effect of stock options                    -              -            1,431              -
                                                                     --------------  -------------   -------------- --------------
Average number of shares outstanding - Diluted                              23,019         16,750           23,837         16,557
                                                                     ==============  =============   ============== ==============

Basic income (loss) from continuing operations applicable to
  common stock per share                                                   $ (0.13)       $ (0.01)          $ 0.20        $ (0.05)
                                                                     ==============  =============   ============== ==============

Diluted income (loss) from continuing operations applicable to
  common stock per share                                                   $ (0.13)       $ (0.01)          $ 0.19        $ (0.05)
                                                                     ==============  =============   ============== ==============


Approximately 1.8 million option shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2005 due to a net loss during the period. For both the three and nine months ended March 31, 2004,
1.0 million option shares which had exercise prices below the average market prices during the respective period were not included in the computation of diluted loss per share due to anti-dilutive effects. Stock options with exercise prices above the average market prices during the respective periods have also been excluded from the calculation of diluted income (loss) per share. Such options totaled 1.6 million and 4.4 million for the three months ended March 31, 2005 and 2004, respectively, and totaled 2.0 and 4.5 million for the nine months ended March 31, 2005 and 2004, respectively.

(8)        INCOME TAX (BENEFIT) PROVISION

The Company recognized an income tax benefit of $0.1 million for the three months ended March 31, 2005 compared to an income tax provision of $0.1 million for the comparable period in 2004. The income tax benefit recorded in the current period is primarily attributable to the tax effect of the debt extinguishment loss recognized during the period.

The Company's income tax provision was $0.4 million for the nine months ended March 31, 2005 compared to $0.3 million for the nine months ended March 31, 2004. The Company's effective income tax rate for the nine months ended March 31, 2005 and 2004 totaled 7.9% and 5.1%, respectively. The Company's effective income tax rate in both periods differed from the federal statutory tax rate of 35% as a result of the release of valuation allowances relating to the utilization of a portion of the Company's net operating loss caryforwards partially offset by federal alternative minimum taxes and state income taxes.

(9)       SEGMENT REPORTING

For financial reporting purposes, the Company has classified its operations into two reporting segments that correspond with the manner in which such operations are managed: the Company's Medical Transportation and Related Services Segment and the Fire and Other Segment. Each reporting segment consists of cost centers (operating segments) representing the Company's various service areas that have been aggregated on the basis of the type of services provided, customer type and methods of service delivery.

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

The accounting policies used in the preparation of the consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For internal management purposes, the Company's measure of segment profitability is defined as income
(loss) from continuing operations before unallocated corporate overhead, depreciation and amortization, interest, income taxes and minority interest. Additionally, segment assets are defined as consisting solely of accounts receivable. The following tables summarize the segment information for the three and nine months ended March 31, 2005 and 2004:

                                                          MEDICAL
                                                      TRANSPORTATION
                                                        AND RELATED
                                                         SERVICES                FIRE AND OTHER                TOTAL
                                                  ------------------------   -----------------------   -----------------------
Three Months Ended March 31, 2005
  Net revenues                                            $ 125,077                  $ 20,149                 $ 145,226
  Segment profit                                             16,220                     4,042                    20,262
  Segment assets (accounts receivable)                       70,349                     1,332                    71,681

Three Months Ended March 31, 2004
  Net revenues                                            $ 115,886                  $ 18,366                 $ 134,252
  Segment profit                                             15,410                     2,327                    17,737
  Segment assets (accounts receivable)                       66,108                     1,192                    67,300

Nine Months Ended March 31, 2005
  Net revenues                                            $ 358,454                  $ 60,452                 $ 418,906
  Segment profit                                             48,291                     8,069                    56,360
  Segment assets (accounts receivable)                       70,349                     1,332                    71,681

Nine Months Ended March 31, 2004
  Net revenues                                            $ 338,363                  $ 55,448                 $ 393,811
  Segment profit                                             44,289                     7,700                    51,989
  Segment assets (accounts receivable)                       66,108                     1,192                    67,300


A reconciliation of segment profit to income from continuing operations before interest, income taxes, depreciation and amortization and minority interest is as follows (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,               NINE MONTHS ENDED MARCH 31,
                                                  2005                  2004                2005                  2004
                                           -------------------   ------------------   ------------------   -------------------
Segment profit                                       $ 20,262             $ 17,737             $ 56,360              $ 51,989
Unallocated corporate overhead                        (13,313)              (5,688)             (21,017)              (15,800)
Depreciation and amortization                          (2,835)              (3,130)              (8,512)               (8,733)
Interest expense                                       (7,205)              (6,898)             (22,039)              (22,106)
Interest income                                            48                   16                  227                    67
                                           -------------------   ------------------   ------------------   -------------------
Income (loss) from continuing operations
     before income taxes and minority
     interest                                        $ (3,043)             $ 2,037              $ 5,019               $ 5,417
                                           ===================   ==================   ==================   ===================


A reconciliation of segment assets to total assets is as follows (in thousands):

                                                             AS OF MARCH 31,
                                                    2005                       2004
                                           ------------------------   -----------------------
Segment assets (accounts receivable)                      $ 71,681                  $ 67,300
Cash                                                        10,663                     9,253
Accounts receivable from insurers                            8,280                     7,806
Inventories                                                 11,858                    11,283
Prepaid expenses and other                                   6,271                     5,750
Property and equipment, net                                 44,237                    40,564
Goodwill                                                    40,850                    41,167
Insurance deposits                                           6,356                     8,299
Other assets                                                20,360                    13,720
                                           ------------------------   -----------------------
Total assets                                             $ 220,556                 $ 205,142
                                           ========================   =======================


In October 2004, the EITF reached final consensus on Issue 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" ("EITF 04-10"). EITF 04-10 requires that operating segments that do not meet the quantitative threshold as defined in SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") be aggregated only if aggregation is consistent with the objectives and basic principles of SFAS 131, the segments have similar economic characteristics and the segments share a majority of the aggregation criteria as defined in paragraph 17 of that statement. EITF 04-10 requires that prior periods be restated unless it is impractical to do so. The effective date of EITF 04-10 is currently pending and will coincide with the effective date of a Financial Accounting Standards Board Staff Position that will provide further guidance in determining whether two or more operating segments have similar economic characteristics.

(10)       DEFINED BENEFIT PLAN

Effective July 1, 2004, the Company established a defined benefit pension plan (the "Plan") covering eligible employees of one of its subsidiaries, primarily those employees covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. A participant becomes 100% vested in his or her accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other of which is based upon a flat dollar amount multiplied by the number of years of service. The Company anticipates that its fiscal 2005 contributions will total approximately $0.8 million.

The net periodic benefit cost under the Plan for the three months ended March 31, 2005 was approximately $185,000 and consisted of $191,000 of service cost offset by $6,000 relating to the expected return on plan assets. Net periodic benefit cost under the Plan for the nine months ended March 31, 2005 was approximately $603,000 and consisted of $622,000 of service cost offset by $19,000 relating to the expected return on plan assets. Net periodic benefit cost was determined using the following assumptions: discount rate of 6.25%, annual pay increases of 4.0% and long-term rate of return on invested assets of 7.5%.

(11)       EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Employee Stock Ownership Plan ("ESOP") in 1979 and makes related contributions at the discretion of the Board of Directors. No discretionary contributions were made during the three and nine months ended March 31, 2005 and 2004. The ESOP held approximately 2.6% and 3.1% of the outstanding common stock of the Company for the benefit of all participants as of March 31, 2005 and June 30, 2004, respectively. The ESOP is administered by the ESOP's Advisory Committee, consisting of certain officers of the Company.

In July 1999, the Company's Board of Directors approved an amendment to freeze the ESOP, effective June 30, 1999 with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants' accounts were fully vested as of June 30, 1999.

On March 11, 2005, the ESOP Advisory Committee approved the liquidation of the ESOP and the distribution of the common stock and cash balances to the participants. It is anticipated that the liquidation will be complete by June 30, 2005. The liquidation will not have a material effect of the Company's results of operations, balance sheet or cash flows.

(12)      WORKERS' COMPENSATION PROGRAM

On December 8, 2004, Reliance Insurance Company ("Reliance"), the Company's workers' compensation excess carrier during fiscal years 1992 through 2001 released collateral totaling $4.3 million which included a surety bond in the amount of $2.6 million and cash of $1.7 million. The surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the letter of credit and cash portion were returned to the Company. Additionally, on December 10, 2004, Reliance returned excess collateral to the Company in the form of cash deposits of approximately $1.7 million. At March 31, 2005, there is approximately $1.3 million of remaining cash on deposit with Reliance, which is included in insurance deposits on the balance sheet, and $3.8 million on deposit in the form of letters of credit.

As a result of the resolution of certain workers' compensation claims during the six month period ended December 31, 2004, the Company engaged independent actuaries to perform an updated valuation of its related claim reserves. Based on this analysis, the Company reduced its workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the nine months ended March 31, 2005.

(13)      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to litigation and regulatory investigations arising in the ordinary course of business. The Company believes that the resolution of currently pending claims or legal proceedings will not have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the Company is unable to predict with certainty the outcome of pending litigation and regulatory investigations. In some pending cases, insurance coverage may not be adequate to cover all liabilities in excess of its deductible or self-insured retention arising out of such claims. Unfavorable resolutions of pending or future litigation, regulatory reviews and/or investigations, either individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.

On March 5, 1999, the Company made a voluntary disclosure to the Office of the Inspector General ("OIG") of the Department of Health and Human Services concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by the Company and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices the Company self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue the Company self-disclosed to the OIG and declined to intervene in the lawsuit's remaining counts. The seal was lifted by court order on February 26, 2004. During the three months ended December 31, 2004, the Company increased its reserve for this matter by $0.5 million from $1.0 million to $1.5 million on the basis of substantive negotiations with the OIG. The related expense is included in other operating expenses in the consolidated statement of operations for the nine months ended March 31, 2005 while the related reserve is included in accrued liabilities in the consolidated balance sheet at March 31, 2005 and June 30, 2004, respectively. An unfavorable resolution of this lawsuit could have a material adverse effect on the Company's business, financial condition, and results of operations or cash flows.

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

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Those reviews cover periods prior to and following the Company's acquisition of certain operations. Management believes that reserves established for specific contingencies of $1.9 million and $1.4 million as of March 31, 2005 and June 30, 2004, respectively (including the $1.5 million and $1.0 million, respectively, discussed in the Legal Proceedings section above), are adequate based on information currently available.

Nasdaq Listing

Dating back to May 22, 2003, the Company has had periodic correspondence with the Nasdaq regarding its noncompliance with certain of the Nasdaq SmallCap Market listing standards. On July 12, 2004, the Company received notice from the Nasdaq Listing Qualifications Panel (the "Panel") that it did not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the opening of business on July 13, 2004, the Company's common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

On November 24, 2004, the Company was notified by the Nasdaq Listing and Hearing Review Council that it had reversed the earlier decision by the Panel to delist the Company's securities from the SmallCap Market based upon events subsequent to the Panel's decision and remanded the matter to the Panel for further consideration. On November 24, 2004, the Company submitted an application for listing on the Nasdaq SmallCap Market.

On December 21, 2004, the Company was informed by the Panel that the Company's listing application had been approved based on its compliance with all requirements for initial listing on the Nasdaq SmallCap Market. On December 27, 2004, its common stock resumed trading under the symbol "RURL" on the Nasdaq SmallCap Market.

Amended Employment Agreement

On December 8, 2004, the Board of Directors approved an amended and restated employment agreement (the "Agreement") with the Company's President and Chief Executive Officer ("CEO"). Under the Agreement, certain modifications were made to the CEO's existing employment agreement, including, among other things, the strengthening of the related non-compete provisions. In consideration for these modifications, the Company made a one-time payment to the CEO of $1.5 million in January 2005, as well as restored his ability to participate in the Company's Management Incentive Plan (the "MIP"). The one-time payment was capitalized and is being amortized to payroll and employee benefits on a straight-line basis over the seven year term of the Agreement.

Management Incentive Plan

The final form of the 2005 Management Incentive Plan ("2005 MIP") was approved by the Board of Directors (the "Board") on April 5, 2005. The 2005 MIP is an annual cash incentive plan for key executives based upon performance goals. The 2005 MIP also included a separate bonus opportunity for certain key executives based upon, among other things, the successful completion of a refinancing transaction of either or both of the 2003 Amended Credit Facility and the outstanding Senior Notes during fiscal 2005 or fiscal 2006 and the future realization of certain related operating strategies. Such refinancing was completed in March 2005. At its meeting held on March 28, 2005, the Company's Compensation Committee (the "Committee") determined that several participants satisfied the criteria for receipt of a bonus payment pursuant to the incentive program and approved payment of approximately $1.8 million. This amount was included in accrued liabilities at March 31, 2005. At its meeting held on April 5, 2005, the Board ratified the Committee's approval and payment was made in April 2005.

SEC Investigation

On October 28, 2003, the SEC notified the Company that it was conducting an informal fact-finding inquiry. The Company has voluntarily provided the information requested by the Staff and the Company intends to cooperate fully. In December 2003, the Company met with the Staff to discuss the materials that had been submitted to the SEC. After the meeting, additional materials were provided to the Staff. Since then, we have not received any additional requests from the SEC with respect to their informal fact-finding inquiry.

(14)       SUBSEQUENT EVENTS

Return of Insurance Deposits

Under the Company's general liability insurance programs, certain insurers require the Company to provide collateral to fund claim payments within the Company's retention limits. As a result of the debt refinancing discussed in
Note 3, the Company issued letters of credit to these insurers totaling $11.5 million and, on April 6, 2005, received $5.4 million in cash collateral previously held by the insurers.

Discontinued Operations

Effective April 18, 2005, the Area Metropolitan Ambulance Authority dba MedStar ("MedStar") for Fort Worth, Texas and the Company mutually agreed that the Company would discontinue its operations in Fort Worth. The Company continued to provide service to the metropolitan Fort Worth, Texas area until April 30, 2005. The results of operations for MedStar will be included in discontinued operations in future filings for all comparative periods presented.

The Fort Worth service area generated net revenue of approximately $2.9 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, and operating income of approximately $0.2 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. This service area generated net revenue of approximately $8.8 million and $8.9 million for the nine months ended March 31, 2005 and 2004, respectively, and operating income of approximately $1.0 million and $1.3 million for the nine months ended March 31, 2005 and 2004, respectively.

Unscheduled Debt Payment

On May 16, 2005, Rural/Metro LLC made a $7.0 million unscheduled principal payment on its Term Loan B as allowed under the provisions of the 2005 Credit Facility. The Company anticipates resulting interest savings of approximately $0.4 million per year and expects to write-off approximately $0.2 million of deferred financing costs during the fourth quarter of fiscal 2005. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Statements in this Report that are not historical facts are hereby identified as "forward-looking statements" as that term is used under the securities laws. We caution readers that such "forward-looking statements," including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." You should consider such "forward-looking-statements" in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the SEC.

These "forward-looking statements" are found throughout this Report. Additionally, the discussions herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Moreover, we may from time to time make "forward-looking statements" about matters described herein or other matters concerning us. We disclaim any intent or obligation to update "forward-looking statements."

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

This Report should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Current Report on Form 8-K filed with the SEC on February 16, 2005.

INTRODUCTION

We provide medical transportation services which consist primarily of emergency and non-emergency ambulance services. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 contracts.

Our medical transport revenue depends on various factors, including the mix of payers, the mix of rates within existing markets and the mix of activity between emergency medical transportation services and non-emergency transportation services, as well as other competitive factors. Results of operations are discussed below on the basis of actual transports because transports are more directly related to revenue.

We are also a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 12 sites located in 10 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care.

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge, or "net/net EMS APC" (defined as gross medical transport revenue minus provisions for contractual allowances and doubtful accounts divided by medical transports), average daily deposits, days sales outstanding, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and transport volume, among others.

The results of our fiscal 2005 third quarter reflected our continued focus on growing and strengthening our base of core operations. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

RECENT EVENTS

During the third quarter of 2005, we refinanced our former amended credit facility and senior notes. We entered into a new senior secured credit facility consisting of a $135.0 million Term Loan B due 2011, a $20.0 million, undrawn revolving credit facility due 2010 and a $35.0 million letter of credit facility due 2011. Concurrently, we issued $125.0 million of 9.875% Senior Subordinated Notes due 2015 and $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% Senior Discount Notes due 2016. See Liquidity and Capital Resources - Refinancing Transaction for further discussion of our new financing structures.

Contract activities during the third quarter included the award of a five-year contract to continue providing emergency medical transportation services to the City of Buffalo, New York. Although we and our predecessor company have served the greater Buffalo area since the 1960s, the new contract now designates Rural/Metro as the city's sole emergency ambulance provider. The new contract commenced March 1, 2005 with an initial term of five years, followed by one two-year optional renewal period. We estimate this contract will generate $8 million in net revenue from emergency medical transportation services annually. As part of the agreement, we will pay a $0.4 million annual franchise fee to the city on a quarterly basis to offset certain costs associated with the city's emergency system, including dispatch, monitoring, evaluation, licensing and first responder services.

During the third quarter we also were awarded a new, four-year contract to become the exclusive provider of emergency medical transportation services in San Miguel County and the City of Las Vegas, New Mexico. We were awarded the contract following a competitive bidding process that included the incumbent local provider as well as a national provider. Specific terms and the contract start date are currently being negotiated.

Effective April 18, 2005, we and the Area Metropolitan Ambulance Authority dba MedStar ("MedStar") for Fort Worth, Texas mutually agreed that we would discontinue our operations in Fort Worth. We continued to provide service to the metropolitan Fort Worth, Texas area until April 30, 2005. The results of operations for MedStar will be included in discontinued operations in future filings for all comparative periods presented.

The Fort Worth service area generated net revenue of approximately $2.9 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, and operating income of approximately $0.2 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively. This service area generated net revenue of approximately $8.8 million and $8.9 million for the nine months ended March 31, 2005 and 2004, respectively, and operating income of approximately $1.0 million and $1.3 million for the nine months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

The following table sets forth a comparison of certain items from our Statement of Operations for the three months ended March 31, 2005 and 2004. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                 % OF                        % OF              $              %
                                                  2005        NET REVENUE      2004       NET REVENUE       CHANGE          CHANGE
                                              ------------    -----------  ------------   -----------     -------------------------

Net revenue                                     $ 145,226         100.0%     $ 134,252        100.0%       $ 10,974            8.2%
                                              ------------                 ------------
Operating expenses:
  Payroll and employee benefits                    75,021          51.7%        69,998         52.1%          5,023            7.2%
  Provision for doubtful accounts                  22,522          15.5%        22,856         17.0%           (334)          -1.5%
  Depreciation and amortization                     2,835           2.0%         3,130          2.3%           (295)          -9.4%
  Other operating expenses                         32,564          22.4%        29,349         21.9%          3,215           11.0%
                                              ------------                 ------------
      Total operating expenses                    132,942          91.5%       125,333         93.4%          7,609            6.1%
                                              ------------                 ------------

Operating income                                   12,284           8.5%         8,919          6.6%          3,365           37.7%
  Interest expense                                 (7,205)         -5.0%        (6,898)        -5.1%           (307)           4.5%
  Interest income                                      48           0.0%            16          0.0%             32          200.0%
  Loss on early extinguishment of debt             (8,170)         -5.6%             -          0.0%         (8,170)         100.0%
                                              ------------                 ------------

Income (loss) from continuing operations
  before income taxes and minority interest        (3,043)         -2.1%         2,037          1.5%         (5,080)        -249.4%
  Income tax (benefit) provision                      126           0.1%           (88)        -0.1%            214         -243.5%
  Minority interest                                   (68)          0.0%            65          0.0%           (133)        -204.6%
                                              ------------                 ------------

Income (loss) from continuing operations           (2,985)         -2.1%         2,014          1.5%         (4,999)        -248.2%
Income from discontinued operations                     -           0.0%           153          0.1%           (153)        -100.0%
                                              ------------                 ------------

Net income (loss)                                $ (2,985)         -2.1%       $ 2,167          1.6%       $ (5,152)        -237.7%
                                              ============                 ============


OVERVIEW

We generated net revenue of $145.2 million for the three months ended March 31, 2005 compared to $134.3 million for the three months ended March 31, 2004. The increase of $11.0 million or 8.2%, in net revenue is primarily a result of a $9.2 million increase in medical transportation and related service revenue.

Total operating expenses increased $ 7.6 million or 6.1%, for the three months ended March 31, 2005 compared to the same period in 2004. However, as a percentage of net revenue, operating expenses were 190 basis points lower for the three months ended March 31, 2005 compared to the prior period. Provision for doubtful accounts as a percentage of net revenue decreased 150 basis points as a result of an increase in fire and other revenue for which a provision for doubtful accounts is not required, a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns and the termination of lower rate contracts. Payroll and employee benefits as a percentage of net revenue decreased 40 basis points as a result of increased operational efficiencies partially offset by higher management incentives. These decreases were partially offset by a 50 basis point increase in other operating expenses as a percentage of net revenue primarily as a result of higher professional fees related to our efforts to comply with
Section 404 of the Sarbanes-Oxley Act as well as increased fuel expense.

During the quarter ended March 31, 2005, we refinanced our existing debt and recognized an $8.2 million loss on early extinguishment of debt comprised of non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as $2.5 million of cash redemption premiums paid.

For the three months ended March 31, 2005, loss from continuing operations was $3.0 million, or a loss of $0.13 per diluted share, compared to income from continuing operations of $2.0 million, or a loss of $0.01 per diluted share for the three months ended March 31, 2004. The loss per share for the three months ended March 31, 2004 included the impact of allocating net income to our former Series B and Series C preferred stock as well as a related accretion charge.

NET REVENUE

A comparison of net revenue by segment is included in the table below (in thousands):

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                              -------------------------------------------            $                   %
                                                      2005                   2004                 CHANGE              CHANGE
                                              --------------------   --------------------   --------------------  ---------------
Medical transportation and related services             $ 125,077              $ 115,886                $ 9,191             7.9%
Fire and other                                             20,149                 18,366                  1,783             9.7%
                                              --------------------   --------------------   --------------------

Total net revenue                                       $ 145,226              $ 134,252               $ 10,974             8.2%
                                              ====================   ====================   ====================


Medical Transportation and Related Services -- Medical transportation and related service revenue increased $9.2 million, or 7.9% for the three months ended March 31, 2005 compared to a year ago. Of this increase, $5.3 million is due to an increase in transports and $3.9 million is due to an increase in rates. Same service area revenue accounted for $8.4 million of the increase, while the remaining $0.8 million was from revenues generated under a new contract with the City of Tacoma, Washington.

A comparison of transports is included in table below:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                              -------------------------------------------        TRANSPORT               %
                                                     2005                   2004                  CHANGE              CHANGE
                                              --------------------   --------------------   --------------------   -------------
Medical transports                                        295,180                281,359                 13,821            4.9%
Alternative transportation transports (ATS)                24,910                 24,847                     63            0.3%
                                              --------------------   --------------------   --------------------

Total transports from continuing operations               320,090                306,206                 13,884            4.5%
                                              ====================   ====================   ====================



The increase in medical transports is a result of an overall aging population and an increase in population density where we have significant operations. Of the 13,821 increase in medical transports, approximately 2,000 transports were related to a new contract with the City of Tacoma, Washington. The net/net EMS

APC for the three months ended March 31, 2005 was $330 compared to $312 for the three months ended March 31, 2004. The increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the change in payor mix in selected markets, the termination of lower rate contracts and operating efficiencies associated with improvements to our billing and collection procedures.

We estimate contractual allowances and the provision for doubtful accounts based on subsequent receipts and historical collections patterns on a local market basis. Medical transportation and related services fees are recognized as services are provided and are recorded net of estimated contractual discounts applicable to Medicare, Medicaid and other third-party payers.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $60.7 million and $46.0 million for the three months ended March 31, 2005 and 2004, respectively. Such discounts represented 34.3% and 30.0% of gross ambulance and alternative service fees for the three months ended March 31, 2005 and 2004, respectively. The increase of 430 basis points is primarily a result of a shift in the allocation between contractual discounts and bad debt expense as a result of an overall increase in rates as we are unable to pass on these rates to Medicare, Medicaid and certain payers.

Fire and Other -- Fire and other revenue increased $1.8 million, or 9.7% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase is primarily due to an increase in fire subscription revenue of $1.0 million, or 11.7%, as a result of increases in rates of $0.7 million and $0.3 million related to increases in subscribers.

OPERATING EXPENSES

Payroll and Employee Benefits -- Payroll and employee benefits increased $5.0 million, or 7.2% for the three months ended March 31, 2005 as compared to the same period in 2004. The overall increase is related to higher management incentive expense, increased medical transport activity, additional scheduled overtime and general wage rate increases. Management incentives included a one-time bonus of $1.8 million paid in conjunction with our debt refinancing described below, $0.6 million related to an amendment to our CEO's employment agreement which allows him to participate in the fiscal 2005 MIP and $1.3 million of higher incentive pay as a result of meeting certain fiscal 2005 operational and profitability goals.

Payroll and employee benefits as a percentage of net revenue was 51.7% and 52.1% for the three months ended March 31, 2005 and 2004, respectively. This decrease was primarily due to the disproportionate increase in net revenue as compared to payroll and employee benefits partially offset by the increase in incentive pay discussed above.

Provision for Doubtful Accounts -- Provision for doubtful accounts decreased $0.3 million, or 1.5% for the three months ended March 31, 2005 as compared to the same period in 2004. The provision for doubtful accounts as a percentage of net medical transportation and alternative transportation service fees was 19.4% and 21.9% for the three months ended March 31, 2005 and 2004. This decrease of 250 basis points is a result of a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases, as we are unable to pass on these rate increases to Medicare, Medicaid and certain other third-party payers, a change in historical collection patterns, and the discontinuation of lower rate contracts.

Depreciation and Amortization -- Depreciation and amortization decreased $0.3 million, or 9.4% for the three months ended March 31, 2005 as compared to the same period in 2004 primarily as a result of certain assets becoming fully depreciated.

Other Operating Expenses -- Other operating expenses increased $3.2 million, or 10.9% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase was principally due to higher professional fees of $0.9 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act and increases of $0.5 million and $0.4 million in fuel expense and operating supplies, respectively, driven by an increase in the number of transports. An overall increase in the cost of fuel also contributed to the increase in fuel expense.

INTEREST EXPENSE

Interest expense increased $0.3 million, or 4.5% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase is primarily due to higher interest costs on our new 9.875% Senior Subordinated Notes and non-cash interest expense related to our new 12.75% Senior Discount Notes partially offset by a lower average effective interest rate on our new revolving credit facility. See Liquidity and Capital Resources - Refinancing Transaction for further discussion of our new financing structure.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the debt refinancing transaction, we recorded $8.2 million of debt extinguishment costs in the quarter ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Liquidity and Capital Resources - Refinancing Activities for further discussion.

MINORITY INTEREST

The change in minority interest is a result of net income in our joint venture with the City of San Diego for the three months ended March 31, 2005 as compared to a net loss generated for the three months ended March 31, 2004. The loss in the prior year period is primarily a result of an increase in payroll and payroll related costs and increases in general, auto and professional liability insurance.

INCOME TAX (BENEFIT) PROVISION

We recognized an income tax benefit of $0.1 million for the three months ended March 31, 2005 compared to an income tax provision of $0.1 million for the comparable period in 2004. The income tax benefit recorded in the current period is primarily attributable to the tax effect of the debt extinguishment loss recognized during the period.

DISCONTINUED OPERATIONS

The results of operations for service areas where we have ceased operations have been included in income (loss) from discontinued operations for the three months ended March 31, 2004. Net revenue and net income for the medical transportation and related service areas totaled $2.4 million and $124,000, respectively, for the three months ended March 31, 2004. Net revenue and net income for fire and other service areas totaled approximately $0.7 million and $31,000, respectively, for the three months ended March 31, 2004.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

The following table sets forth a comparison of certain items from our Statement of Operations for the nine months ended March 31, 2005 and 2004. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item.

                             RURAL/METRO CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (IN THOUSANDS)

                                                                 % OF                           % OF            $             %
                                                  2005        NET REVENUE       2004         NET REVENUE     CHANGE        CHANGE
                                             --------------   -----------   ----------------------------   ------------------------

Net revenue                                      $ 418,906        100.0%       $ 393,811         100.0%      $ 25,095         6.4%
                                             --------------                 -------------
Operating expenses:
  Payroll and employee benefits                    221,170         52.8%         207,729          52.7%        13,441         6.5%
  Provision for doubtful accounts                   64,576         15.4%          64,306          16.3%           270         0.4%
  Depreciation and amortization                      8,512          2.0%           8,733           2.2%          (221)       -2.5%
  Other operating expenses                          89,647         21.4%          85,587          21.7%         4,060         4.7%
                                             --------------                 -------------
      Total operating expenses                     383,905         91.6%         366,355          93.0%        17,550         4.8%
                                             --------------                 -------------

Operating income                                    35,001          8.4%          27,456           7.0%         7,545        27.5%
  Interest expense                                 (22,039)        -5.3%         (22,106)         -5.6%            67        -0.3%
  Interest income                                      227          0.1%              67           0.0%           160       238.8%
  Loss on early extinguishment of debt              (8,170)        -2.0%               -           0.0%        (8,170)      100.0%
                                             --------------                 -------------

Income from continuing operations before
  income taxes and minority interest                 5,019          1.2%           5,417           1.4%          (398)       -7.3%
  Income tax provision                                (397)        -0.1%            (277)         -0.1%          (120)       43.4%
  Minority interest                                    (40)         0.0%            (398)         -0.1%           358       -89.9%
                                             --------------                 -------------

Income from continuing operations                    4,582          1.1%           4,742           1.2%          (160)       -3.4%
Income (loss) from discontinued operations             (93)         0.0%             206           0.1%          (299)     -145.2%
                                             --------------                 -------------

Net income                                         $ 4,489          1.1%         $ 4,948           1.3%        $ (459)       -9.3%
                                             ==============                 =============


OVERVIEW

We generated net revenue of $418.9 million for the nine months ended March 31, 2005 compared to $393.8 million for the nine months ended March 31, 2004. The increase of $25.1 million or 6.4% in net revenue is primarily a result of an increase in medical transportation and related service revenue of $20.1 million.

Total operating expenses increased $17.5 million for the nine months ended
March 31, 2005 compared to the same period in 2004. However, as a percentage of net revenue, operating expenses were 140 basis points lower for the nine months ended March 31, 2005 compared to the prior period. The decrease is primarily a result of a 90 basis point decline in the provision for doubtful accounts as a percentage of net revenue driven by the increase in fire and other revenue for which a provision for doubtful accounts is not required, a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns, and the termination of lower rate contracts. Additionally, other operating expenses as a percentage of net revenue decreased 30 basis points due to a decrease in insurance expense as a result of favorable loss claim history, a net decrease in professional fees due to additional legal fees incurred in fiscal 2004 associated with the Amended Credit Facility and financial statement restatements partially offset by higher fees related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act. These declines were partially offset by an increase in fuel expense due to an overall increase in the cost of fuel.

During the nine months ended March 31, 2005, we refinanced our existing debt and recognized an $8.2 million loss on early extinguishment of debt comprised of a $5.7 million non-cash charge related to the write-off of debt issuance costs and unamortized discounts and $2.5 million of cash redemption premiums paid.

For the nine months ended March 31, 2005, income from continuing operations was $4.6 million, or $0.19 per diluted share, compared to income from continuing operations of $4.7 million, or a loss of $0.05 per diluted share for the nine months ended March 31, 2004. The loss per share for the nine months ended March 31, 2004 included the impact of allocating net income to our former Series B and Series C preferred stock as well as a related accretion charge. Current year results also reflect the decrease in interest expense primarily related to accrued penalty interest incurred during the first quarter of fiscal 2004 related to our noncompliance with certain covenants in our 2003 Amended Credit Facility partially offset by a higher LIBOR rate, as well as the additional items and factors discussed below.

NET REVENUE

A comparison of net revenue by segment is included in the table below (in thousands):

                                                           NINE MONTHS ENDED
                                                                MARCH 31,                               $                    %
                                                       2005                   2004                   CHANGE               CHANGE
                                               --------------------   ---------------------   ---------------------    ------------
Medical transportation and related services              $ 358,454               $ 338,363                $ 20,091            5.9%
Fire and other                                              60,452                  55,448                   5,004            9.0%
                                               --------------------   ---------------------   ---------------------

Total net revenue                                        $ 418,906               $ 393,811                $ 25,095            6.4%
                                               ====================   =====================   =====================

Medical Transportation and Related Services -- Medical transportation and related service revenue increased $20.1 million, or 5.9% for the nine months ended March 31, 2005 as compared to a year ago. Of this increase, $12.0 million is due to an increase in billing rates and $8.1 million is due to an increase in transports. Same service area revenue accounted for $18.8 million of the increase while the remaining $1.3 million was from revenues generated under a new contract with the City of Tacoma, Washington.

A comparison of transports is included in table below:

                                                          NINE MONTHS ENDED
                                                              MARCH 31,                          TRANSPORT              %
                                                     2005                   2004                  CHANGE              CHANGE
                                               -------------------   --------------------   --------------------   -------------
Medical transports                                        854,745                830,730                 24,015            2.9%
Alternative transportation transports (ATS)                72,766                 75,109                 (2,343)          -3.1%
                                               -------------------   --------------------   --------------------

Total transports from continuing operations               927,511                905,839                 21,672            2.4%
                                               ===================   ====================   ====================

The increase in medical transports is a result of an overall aging population and an increase in population density where we have significant operations. Of the 21,672 increase in total transports, approximately 3,500 are related to a new contract with the City of Tacoma, Washington. ATS transports have decreased due to an overall shift in operational focus from our ATS business to our more profitable EMS business. The net/net EMS APC for the nine months ended March 31, 2005 was $324 compared to $309 for the nine months ended March 31, 2004. The increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, changes in the payor mix in selected markets, the termination of lower rate contracts, and operating efficiencies associated with improvements to our billing and collection procedures.

We estimate contractual allowances and the provision for doubtful accounts based on subsequent receipts and historical collections patterns on a local market basis. Medical transportation and related services fees are recognized as services are provided and are recorded net of estimated contractual discounts applicable to Medicare, Medicaid and other third-party payers.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $170.3 million and $130.3 million for the nine months ended March 31, 2005 and 2004, respectively. Such discounts represented 34.0% and 29.5% of gross ambulance and alternative service fees for the nine months ended March 31, 2005 and 2004, respectively. The 450 basis point increase is primarily a result of an overall increase in rates as we are unable to pass on these rates to Medicare, Medicaid and certain payers, changes in historical collection patterns and the termination of lower rate contracts.

Fire and Other -- Fire and other revenue increased $5.0 million for the nine months ended March 31, 2005 as compared to the same period in 2004 primarily due to $2.9 million, or 11.3%, growth in fire subscription revenue comprised of a $2.0 million increase due to higher billing rates and a $0.9 million increase due to a higher number of subscribers.

OPERATING EXPENSES

Payroll and Employee Benefits -- Payroll and employee benefits increased $13.4 million, or 6.5% for the nine months ended March 31, 2005 compared to the prior year. The overall increase is related to higher management incentive expenses, increased medical transport activity, additional scheduled overtime and general wage rate increases. Management incentives include a one-time bonus of $1.8 million paid in conjunction with our debt refinancing, $1.1 million related to an amendment to our CEO's employment agreement which allows him to participate in the fiscal 2005 MIP and $1.6 million of increased incentive pay as a result of meeting certain fiscal 2005 operational and profitability goals.

During the nine months ended March 31, 2005 we incurred a $0.2 million premium adjustment related to a retrospective payroll audit for workers' compensation insurance for the policy year ended April 30, 2004. During the nine months ended March 31, 2004 we received a refund of $1.3 million related to a premium payroll audit for workers compensation insurance for the policy year ended April 30, 2003. In addition, as a result of the resolution of certain workers' compensation claims during the six months ended December 31, 2004, we engaged our independent actuaries to perform an updated valuation of our related claim reserves. Based on this analysis, we reduced our workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the nine months ended March 31, 2005.

Provision for Doubtful Accounts -- Provision for doubtful accounts increased $0.3 million, or 0.4% for the nine months ended March 31, 2005 as compared to the same period in 2004. The provision for doubtful accounts as a percentage of net medical transportation and alternative transportation service fees was 19.5% and 20.7% for each the nine months ended March 31, 2005 and 2004. The decrease of 120 basis points is a result of a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns and the termination of lower rate contracts.

Depreciation and Amortization -- Depreciation and amortization decreased $0.2 million, or 2.5% for the nine months ended March 31, 2005 as compared to the same period in the prior year. The decrease is related to the write-off of a covenant not to compete in the amount of approximately $0.4 million in the first quarter of fiscal 2005 due to the resolution of a contractual dispute, partially offset by a decrease in depreciation expense as a result of certain assets becoming fully depreciated.

Other Operating Expenses -- Other operating expenses increased $4.1 million, or 4.7% for the nine months ended March 31, 2005 as compared to the same period in the 2004. The increase is attributable to general increases in miscellaneous operating expenses of $1.9 million, increases in medical transports which has resulted in an increase in operating supplies and vehicle maintenance of $1.4 million. In addition, the increase in medical transports as well as the increase in the cost of fuel has resulted in an increase in fuel expense of approximately $1.5 million. These increases were partially offset by a decrease of approximately $0.7 million in insurance expense as a result of favorable loss claim history.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 0.3% for the nine months ended March 31, 2005 as compared to the same period in the prior year as a result of $0.4 million of penalty interest accrued during the first quarter of fiscal 2004 due to non-compliance with covenants contained in the old credit facility agreement and a lower average effective interest rate on our new revolving credit facility partially offset by higher interest costs on our new 9.875% Senior Subordinated Notes and non-cash interest expense related to our new 12.75% Senior Discount Notes. See Liquidity and Capital Resources - Refinancing Activities for further discussion of our new financing structures.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the debt refinancing transaction, we recorded $8.2 million of debt extinguishment costs in the nine months ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Liquidity and Capital Resources - Refinancing Activities for further discussion.

MINORITY INTEREST

Minority interest decreased due to net income in our joint venture with the City of San Diego for the nine months ended March 31, 2005 declining as compared to net income generated for the same period in 2004 primarily due to higher payroll related costs and increased provision for bad debts.

INCOME TAX PROVISION

Income tax provision was $0.4 million for the nine months ended March 31, 2005 compared to $0.3 million for the same period in 2004. Our effective income tax rate for the nine months ending March 31, 2005 and 2004 totaled 7.9% and 5.1%, respectively. Our effective income tax rate increased primarily as a result of alternative minimum taxes and additional state income taxes. Our tax rate differed from the federal statutory tax rate of 35% for the nine months ended March 31, 2005 and 2004, primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by previously mentioned alternative minimum taxes and state taxes offset by the increase of valuation allowances relating to our net operating loss carryforwards.

DISCONTINUED OPERATIONS

The results of operations for service areas where we have ceased operations have been included in income (loss) from discontinued operations for the nine months ended March 31, 2005 and 2004. Net revenue for the medical transportation and related service areas totaled ($13,000) and $12.2 million for the nine months ended March 31, 2005 and 2004, respectively. Net loss for these service areas totaled $118,000 and $405,000 for the nine months ended March 31, 2005 and 2004, respectively. Net revenue for fire and other service areas totaled approximately $88,000 and $3.2 million for the nine months ended March 31, 2005 and 2004, respectively. Net income for these service areas totaled approximately

$25,000 and $0.6 million for the nine months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows generated from operating activities as well as existing cash balances. Cash provided by operating activities totaled $8.2 million and $4.8 million for the nine months ended March 31, 2005 and 2004, respectively. At March 31, 2005, we had cash of $10.7 million after consideration of the impact of $13.3 million of net cash paid in connection with our debt refinancing transaction described below under Refinancing Activities.

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

We have focused on the following areas in order to increase our cash flow from operating activities:

       o Expand Within Existing and Contiguous Service Areas: We continue to expand our services in existing and contiguous areas. We have significantly improved our financial performance since fiscal 2002 by focusing on same service area growth. In areas where we are the 911 emergency medical transportation provider, we seek to leverage our visibility and stature as the community's 911 emergency medical transportation provider to compete for and win non-emergency medical transportation business. This strategy includes our utilization of ambulances through a balanced growth of both emergency and non-emergency ambulance services. Our strategy also enables us to gain operational efficiencies and effectively manage our costs and assets by leveraging our fleet, communications systems and management within our existing service areas.

       o Maximize Cash Collection: We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients.

       o Selectively Enter New Markets: We continue to pursue contracts and alliances with municipalities, other government entities, hospital-based emergency providers and fire districts in select new markets. Among the criteria we set for entering a new markets are whether we can provide both 911 emergency and non-emergency medical transportation services, geographic proximity to our existing operations, expected revenues and margins, payer mix, medical transportation demands, competitive profiles and demographic trends.

       o      Invest in Proprietary Technology to Improve Operating
              Efficiencies: We have developed proprietary technological systems to create operating efficiencies and improve the overall quality of service offerings. For example, we developed proprietary medical transportation billing and collections systems, which are operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology has resulted in a significant improvement in our ability to collect outstanding claims on a timely basis. We expect to continue to invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

              o Electronic Patient Care Network ("R/M EPCR") system, a hand-held data-entry system used by EMS workers to collect billing and patient data in the field.

              o Internet based scheduling software, which enables us to reduce unscheduled overtime while producing schedules by shift, department and location, has resulted in an overall reduction of labor costs; and

              o DriveCam technology, an on-board monitoring system that measures operator performance against safe driving standards. We expect the implementation of this technology to result in the reduction of claims and vehicle maintenance costs following implementation in selected areas.

       o Improve Workplace Safety and Reduce Insurance Costs: We have consistently placed workplace health and safety among our highest priorities due, in part, to escalating insurance costs, and our management, risk management and quality assurance staffs aggressively conduct risk management programs for quality assurance, loss prevention and early intervention. We believe in creating a culture among our workforce that encourages and demonstrates a committed approach to workplace health and safety.

We believe that cash flow from operations coupled with existing cash balances and funds available through the $20.0 million Revolving Credit Facility and the $35.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through March 31, 2006. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

If we fail to generate sufficient cash flow from operating activities, we will need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that such borrowings, debt or equity securities will be available or, if available, will be at rates or prices acceptable to us.

CASH FLOW

Throughout the year, we periodically experience significant outflows of cash for debt service, insurance premiums, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes due March 2015 payable on September 15 and March 15, as well as estimated quarterly interest payments and principal payments on the Term Loan B in the amount of $1.8 million and $0.3 million, respectively. Various fees under our Letter of Credit Facility totaling approximately $0.3 million are also payable each quarter. In the third quarter of fiscal 2005, we made a one-time payment of $1.5 million to our CEO under the terms of his employment agreement. On March 8, 2005, the 401(k) Company match was paid in the amount of $1.5 million with respect to the plan year ended December 31, 2003.

Deposits on our annual workers' compensation and general liability insurance premiums as well as self-insurance retention are paid in the fourth quarter of the fiscal year. These deposits totaled $7.2 million and $5.4 million in fiscal 2004 and 2003, respectively. Management expects that, in the future, we will be using letters of credit in place of cash deposits to fund anticipated self-insurance retention.

In April 2005, we paid a one-time bonus to certain members of management of approximately $1.8 million associated with the refinancing of our debt. In May 2005, we made a $7.0 million unscheduled principal payment on our Term Loan B as allowed under the provisions of the 2005 Credit Facility.

The table below summarizes cash flow information for the nine months ended March 31, 2005 and 2004 (in thousands):

                                                      NINE MONTHS ENDED
                                                           MARCH 31,
                                                     2005               2004
                                              ---------------------------------

Net cash provided by operating activities           $ 8,177            $ 4,766
Net cash used in investing activities               (10,313)            (6,090)
Net cash used in financing activities                (3,573)            (1,984)



Operating Activities - Cash provided by operating activities for the nine months ended March 31, 2005 primarily relates to net income of $4.5 million, depreciation and amortization of $8.8 million, non-cash portion of loss on early extinguishment of debt of $5.7 million, a decrease in insurance deposits of $2.9 million, offset by the growth in net accounts receivables of $6.3 million, an increase in other assets of $3.9 million and a decrease in accrued liabilities of $9.0 million. The decrease in insurance deposits is primarily related to the return of excess collateral of $1.7 million in December 2004. The growth in receivables is primarily related to an increase in rates and the number of medical transports during the nine months ended March 31, 2005. The increase in other assets relates to the one-time payment to our CEO of $1.5 million and a $1.0 million cash funded letter of credit. The decrease in accrued liabilities is primarily a result of a decrease in accrued wages of $3.6 million as a result of the timing of payroll distributions, a decrease in the general and workers' compensation insurance accruals of $4.5 million primarily as a result of payments on claims in excess of current fiscal year accruals for new claims.

Cash provided by operating activities for the nine months ended March 31, 2004 primarily relates to net income of $4.9 million and depreciation and amortization of $9.4 million offset by the growth in net accounts receivables of $6.9 million. The growth in accounts receivable is primarily related to the addition of new service areas and transport growth in the nine months ended March 31, 2004 as compared to the same period in 2003.

Accounts receivable, net of the allowance for doubtful accounts, was $71.7 million and $65.3 million as of March 31, 2005 and June 30, 2004, respectively. The increase in net accounts receivable is primarily due to increased medical transports, normal billing rate increases and new contract activities. Days' sales outstanding, calculated on a quarter-to-date basis, was 43 days at March 31, 2005 and 45 days at June 30, 2004. The allowance for doubtful accounts increased from approximately $59.4 million at June 30, 2004 to approximately $65.6 million at March 31, 2005, primarily as a result of the increase in revenue.

Average daily cash deposits totaled approximately $1.9 million for both the three and nine months ended March 31, 2005, and $1.9 and $1.8 million for the three and nine months ended March 31, 2004, respectively. We experience several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional future write-offs.

Investing Activities - Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $10.3 million and $6.2 million for the nine month periods ended March 31, 2005 and 2004, respectively. Of the $10.3 million, approximately $6.0 million relates to the purchase of ambulances and related equipment and approximately $0.8 million relates to the purchase of fire trucks and related equipment. Approximately $2.0 million of the increase in ambulances relates to ambulances purchased in order to serve the new Tacoma, Washington and Salem, Oregon 911 contracts. We expect capital expenditures to total approximately $12.1 million for fiscal 2005. In addition to cash paid for capital expenditures, we capitalized $1.8 million in non-cash leasehold improvements at our new corporate headquarters that were funded by our landlord.

Financing Activities - During the nine months ended March 31, 2005, cash used in financing activities included the repayment of our $150.0 million of 7.875% Senior Notes due March 2008 (the "Senior Notes") and the repayment of $152.6 million under our prior credit facility due December 2006. In addition, we paid approximately $11.8 million in costs associated with securing the new debt which have been capitalized and will be amortized to interest expense over the term of the debt. Sources of financing include net proceeds received in connection with the refinancing transaction, which is comprised of $125.0 million from a 9.875% Senior Subordinated Notes offering, $50.2 million from a 12.75% Senior Discount Notes offering and $135.0 under a new Senior Secured Credit Facility. See further discussion under Refinancing Activities below.

Cash used in financing activities for the nine months ended March 31, 2004 includes a $1.0 million payment on our 2003 Amended Credit Facility related to asset sale proceeds as required under the 2003 Amended Credit Facility and $0.5 million in cash paid for debt modification costs related to the 2003 Amended Credit Facility.

We had working capital of $17.9 million at March 31, 2005, including cash of $10.7 million, compared to working capital of $12.1 million, including cash of $16.4 million, at June 30, 2004. The increase in working capital as of March 31, 2005 is primarily related to the decrease in accrued liabilities partially offset by lower cash balances driven by the use of $13.3 million in conjunction with the debt refinancing transaction.

REFINANCING ACTIVITIES

On March 4, 2005, we effected a refinancing transaction whereby our newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC ("Rural/Metro LLC"), entered into new senior secured credit facilities (collectively, the "2005 Credit Facility") in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the "Term Loan B"), a $20.0 million revolving credit facility due March 2010 (the "Revolving Credit Facility") and a $35.0 million prefunded letter of credit facility (the "Letter of Credit Facility"). Indebtedness under the 2005 Credit Facility is guaranteed by the Parent Company and each of Rural/Metro LLC's current and future direct and indirect domestic subsidiaries (the "Guarantors") and is secured by a lien on substantially all of Rural/Metro LLC's and the Guarantors' current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. ("Rural/Metro Inc.") issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the "Senior Subordinated Notes") and we issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) 12.75% senior discount notes due 2016 (the "Senior Discount Notes"). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have not been registered under the Securities Act of 1933, as amended.

Due to certain covenant restrictions contained in our 7.875% Senior Notes due 2008 ("Senior Notes"), we could not effectively refinance our prior senior credit facility without refinancing the Senior Notes. Therefore, we used the borrowings under the 2005 Credit Facility and the net proceeds from the offerings of the Senior Subordinated Notes and the Senior Discount Notes, together with $13.3 million of cash on hand, to finance a tender offer for and consent solicitation relating to our Senior Notes for which we received tenders and related consents from holders of 92% of the Senior Notes. In addition, we used such funds to redeem any Senior Notes not acquired in the tender offer to repay amounts outstanding under our prior senior credit facility and to pay certain fees and expenses related to the refinancing transaction.

In connection with these refinancing activities, we recorded $8.2 million of debt extinguishment costs during the three months ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

2005 CREDIT FACILITY

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.50% per annum or, at Rural/Metro LLC's option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum. In the case of the LIBOR option, which is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC's option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of March 31, 2005, Rural/Metro LLC had chosen the LIBOR option for a contract period of three months and is accruing interest at 5.25% per annum.

Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. Additional annual principal payments equal to 75% of the fiscal year-end Excess Cash Flow, as defined in the 2005 Credit Facility, are due on September 30th of each year with the first remeasurement period at June 30, 2006. Rural/Metro LLC capitalized expenses associated with securing Term Loan B of approximately $4.5 million and is amortizing these costs to interest expense over the term of the agreement.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus 3.25% per annum or, at Rural/Metro LLC's option, the ABR plus 2.25% per annum on all amounts drawn against the line. In the case of the LIBOR option, which is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC's option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with securing the Revolving Credit Facility of approximately $0.7 million were capitalized and are being amortized to interest expense over the term of the agreement. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2005.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility can be increased from $35.0 million to a maximum of $45.0 million. The Letter of Credit Facility bears a participation fee of 2.50% plus an administrative fee of 0.15% for a total of 2.65% per annum on the total facility payable quarterly beginning March 31, 2005. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly beginning March 31, 2005. Rural/Metro LLC capitalized expenses associated with securing the Letter of Credit Facility of approximately $1.2 million and is amortizing these costs to interest expense over the term of the agreement. At March 31, 2005, approximately $15.3 million of the available Letter of Credit Facility balance was utilized in support of insurance deductible arrangements.

Other Terms

The 2005 Credit Facility allows Rural/Metro LLC to prepay loans at its option at any time without premium or penalty except breakage costs as defined in the 2005 Credit Facility. In addition to the repayment terms as discussed above, (a) 100% of the net proceeds from the issuance of certain new debt, the issuance of certain preferred stock and the sale of certain assets, and (b) 50% of the net proceeds received from the issuance of new equity shall be applied first to amounts outstanding under the Term Loan B, second to amounts outstanding under the Revolving Credit Facility and third to amounts outstanding under the Letter of Credit Facility within 5 business days of receipt of such funds.

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of March 31, 2005.

NOTES

Senior Subordinated Notes

In March 2005, our two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the "Senior Subordinated Notes Issuers"), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers. They rank junior in right of payment to all of the Senior Subordinated Notes Issuers' existing and future senior indebtedness, including the 2005 Credit Facility, rank pari passu in right of payment with any of the Senior Subordinated Notes Issuers' future senior subordinated debt and rank senior in right of payment to any of the Senior Subordinated Notes Issuers' future subordinated debt. Each of the Guarantors, other than Rural/Metro Inc., has guaranteed the Senior Subordinated Notes. These guarantees are unsecured and will be subordinated to all existing and future senior obligations of the Guarantors, including their guarantees of the 2005 Credit Facility.

At any time prior to March 15, 2008, the Senior Subordinated Notes Issuers may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 109.875% of the principal amount of the Senior Subordinated Notes to be redeemed. At any time prior to March 15, 2010, the Senior Subordinated Notes Issuers may redeem some of or all the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus a make-whole premium. After March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or part of the Senior Subordinated Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Subordinated Notes. If we experience a change of control, the Senior Subordinated Notes Issuers may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Costs related to this issuance totaling approximately $5.0 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes.

Senior Discount Notes

In March 2005, we completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, no cash interest payment will be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $50.7 million at March 31, 2005.

The Senior Discount Notes are our unsecured senior obligations. They will rank equally in right of payment with all existing and future unsecured senior obligations and senior to our subordinated indebtedness. The Senior Discount Notes will be subordinated to our existing and future secured indebtedness, including our guarantee of the 2005 Credit Facility, to the extent of the assets securing that indebtedness. The Senior Discount Notes are not guaranteed by any of our subsidiaries and are subordinated to all obligations of our subsidiaries, including the Senior Subordinated Notes, the 2005 Credit Facility and the guarantees of the Guarantors.

At any time prior to March 15, 2008, we may redeem up to 35% of the Senior Discount Notes with the proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 112.75% of the accreted value of the Senior Discount Notes to be redeemed. Prior to March 15, 2010, we may redeem some of or all the Senior Discount Notes at a price equal to 100% of the accreted value of the Senior Discount Notes, plus a make-whole premium. After March 15, 2010, we may redeem all or part of the Senior Discount Notes at various redemption prices given the date of redemption as set forth in the Indenture governing the Senior Discount Notes. If we experience a change of control, we may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their accreted value, plus accrued and unpaid interest.

We capitalized costs totaling approximately $2.0 million related to this issuance and are amortizing these costs to interest expense over the term of the Senior Discount Notes.

Other Terms

The Company, the Senior Subordinated Note Issuers and the other guarantors of the Senior Subordinated Notes (collectively referred to as the "Issuers") have agreed to file a registration statement with respect to offers to exchange the Senior Subordinated Notes and the Senior Discount Notes for new issues of same-class notes registered under the Securities Act within 240 days following the issue date of these notes, and have agreed to use their reasonable best efforts to cause the registration statement to become effective on or prior to 300 days following the issue date of the notes. If the Issuers fail to comply with these requirements, they may be required to pay additional interest at a rate of 0.25% per annum, with that rate increasing by 0.25% per annum every quarter, not to exceed 1.00% per annum until the default is cured.

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit our ability to incur additional debt, pay dividends on their capital stock or repurchase their capital stock, make certain investments, enter into certain types of transactions with affiliates, pay dividends or other payments by their restricted subsidiaries, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. We were in compliance with these covenants as of March 31, 2005.

Current Covenants - The 2005 Credit Facility includes various financial and non-financial covenants applicable to Rural/Metro LLC as well as quarterly and annual financial reporting obligations. The financial covenants and levels achieved by Rural/Metro LLC are presented below:

             FINANCIAL                              PERIOD COVERED                   LEVEL SPECIFIED      LEVEL ACHIEVED FOR
             COVENANT                                 BY COVENANT                      IN AGREEMENT        SPECIFIED PERIOD
-------------------------------------   -----------------------------------------   ------------------   ---------------------
Interest expense ratio                  Last twelve months ended March 31, 2005           > 1.60                 1.90
Debt leverage ratio                     Last twelve months ended March 31, 2005           < 6.00                 4.80
Fixed charge coverage ratio             Last twelve months ended March 31, 2005           > 1.10                 1.26
Limitation on capital expenditures      Cumulative for fiscal year 2005              < $12.25 million         $12 million



At June 30, 2005, the required interest expense ratio must be greater than 1.70 while all other required levels of compliance remain the same as those described above.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three and nine months ended March 31, 2005 and 2004, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            MARCH 31,                          MARCH 31,
                                                                   2005               2004              2005              2004
                                                              ---------------   ----------------  ----------------   ---------------
Net income (loss)                                                   $ (2,985)           $ 2,167           $ 4,489           $ 4,948
Add back:
   Depreciation and amortization                                       2,835              3,202             8,762             9,423
   Interest expense                                                    7,205              6,898            22,039            22,106
   Interest income                                                       (48)               (16)             (227)              (67)
   Income tax (benefit) provision                                       (126)                91               400               289
                                                              ---------------   ----------------  ----------------   ---------------

EBITDA                                                                 6,881             12,342            35,463            36,699

Increase (decrease):
   Interest expense                                                   (7,205)            (6,898)          (22,039)          (22,106)
   Interest income                                                        48                 16               227                67
   Income tax benefit (provision)                                        126                (91)             (400)             (289)
   Provision for doubtful accounts                                    22,522             23,619            64,601            68,175
   Non-cash portion of loss on early extinguishment of debt            5,668                  -             5,668                 -
   Amortization of deferred financing costs                              593                669             1,932             2,083
   Accretion of 12.75% Senior Discount Notes                             480                  -               480                 -
   Tax benefit related to the exercise of stock options                   30                  -               159                 -
   Loss on sale of property and equipment                                 49                 94               126               104
   Earnings (losses) of minority shareholder                              68                (65)               40               398
   Amortization of debt discount                                           4                  6                17                19
   Changes in operating assets and liabilities                       (21,253)           (28,056)          (78,097)          (80,384)
                                                              ---------------   ----------------  ----------------   ---------------

      Net cash provided by operating activities                      $ 8,011            $ 1,636           $ 8,177           $ 4,766
                                                              ===============   ================  ================   ===============

For the three and nine months ended March 31, 2005, EBITDA decreased by approximately $5.5 and $1.2 million, respectively, compared to the same period in the prior year. The decrease can be attributed to the loss on early extinguishment of debt of $8.2 million, of which $5.7 million was non-cash.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

We have certain cash contractual obligations related to our debt instruments that come due at various times over the next five years and beyond. In addition, we have other commitments in the form of our Letter of Credit Facility, standby letters of credit, surety bonds and self-insurance retention obligations. Due to our recent refinancing activities described above, the principal payment dates on our contractual debt obligations have been extended significantly. The contractual cash obligations for our Senior Discount Notes, Senior Subordinated Notes and Term Loan B Credit Facility and related interest payments as well as commitments under our Letter of Credit Facility at March 31, 2005 are as follows:

                                                                             PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------------------
                                                                     1 YEAR                                         AFTER
CONTRACTUAL OBLIGATIONS                               TOTAL          OR LESS        2-3 YEARS      4-5 YEARS       5 YEARS
-----------------------                          --------------  --------------  -------------  -------------  --------------
12.75% Senior Discount Notes due March 2016           $ 93,500             $ -            $ -            $ -        $ 93,500
9.875% Senior Subordinated Notes due March 2015        125,000               -              -              -         125,000
Senior Secured Term Loan B due March 2011              135,000           1,013          2,700          2,700         128,587
Interest payments                                      242,824          20,478         40,956         40,956         140,434
                                                 --------------  --------------  -------------  -------------  --------------

Total contractual cash obligations                   $ 596,324        $ 21,491       $ 43,656       $ 43,656        $487,521
                                                 ==============  ==============  =============  =============  ==============

OTHER COMMITMENTS                                                  AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                                 ----------------------------------------------------------------------------
Letter of Credit Facility due March 2011              $ 17,820        $ 17,820            $ -            $ -             $ -
                                                 ==============  ==============  =============  =============  ==============


On May 16, 2005, we made a $7.0 million unscheduled principal payment on our Term Loan B as allowed under the provisions of the 2005 Credit Facility.

INSURANCE PROGRAMS

On December 8, 2004 Reliance Insurance Company ("Reliance"), our workers' compensation excess carrier during fiscal years 1992 through 2001, released a surety bond in the amount of $2.6 million. This surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the letter of credit and cash collateral were returned to us. Additionally, on December 10, 2004, Reliance returned excess collateral to us in the form of cash deposits of approximately $1.7 million. At March 31, 2005, there is approximately $1.3 million of remaining cash on deposit with Reliance, which is included in insurance deposits on the balance sheet, and $3.8 million on deposit in the form of letters of credit.

As a result of the resolution of certain workers' compensation claims during the six months ended December 31, 2004, we engaged our independent actuaries to perform an updated valuation of our related claim reserves. Based on this analysis, we reduced our workers compensation claim reserves by $0.6 million during the second quarter of fiscal 2005. The related reduction is reflected as a credit to payroll and employee benefits for the nine months ended March 31, 2005.

Return of Insurance Deposits

Under the Company's general liability insurance programs, certain insurers require us to provide collateral to fund claim payments within our retention limits. As a result of the debt refinancing discussed in Note 3 to the consolidated financial statements, we issued letters of credit to these insurers totaling $11.5 million and, on April 6, 2005, received a return of $5.4 million in cash collateral previously held by the insurers.

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

We provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, bylaws, articles of association or similar organizational documents, as the case may be. We maintain directors' and officers' insurance, which should enable us to recover a portion of any future amounts paid.

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

NASDAQ LISTING

Dating back to May 22, 2003, we have had periodic correspondence with Nasdaq regarding our noncompliance with certain of the Nasdaq SmallCap Market listing standards. On July 12, 2004, we received notice from the Nasdaq Listing Qualifications Panel (the "Panel") that we did not meet the market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market. Effective with the opening of business on July 13, 2004, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

On November 24, 2004, we were notified by the Nasdaq Listing and Hearing Review Council that it had reversed the earlier decision by the Panel to delist our securities from the SmallCap Market based upon events subsequent to the Panel's decision and remanded the matter to the Panel for further consideration. On November 24, 2004, we submitted an application for listing on the Nasdaq SmallCap Market.

On December 21, 2004, we were informed by the Panel that our listing application had been approved based on our compliance with all requirements for initial listing on the Nasdaq SmallCap Market. On December 27, 2004, our common stock resumed trading under the symbol "RURL" on the Nasdaq SmallCap Market.

AMENDED EMPLOYMENT AGREEMENT

On December 8, 2004, the Board of Directors approved an amended and restated employment agreement (the "Agreement") with our President and Chief Executive Officer ("CEO"). Under the Agreement, certain modifications were made to the CEO's existing employment agreement, including, among other things, the strengthening of the related non-compete provisions. In consideration for these modifications, we made a one-time payment to the CEO of $1.5 million in January 2005, as well as restored his ability to participate in our Management Incentive Plan (the "MIP"). The one-time payment was capitalized and is being amortized to payroll and employee benefits on a straight-line basis over the seven year term of the Agreement.

MANAGEMENT INCENTIVE PLAN

The final form of the 2005 Management Incentive Program (the "2005 MIP") was approved by the Board of Directors (the "Board") on April 5, 2005. The 2005 MIP is an annual cash incentive plan for key executives based upon performance goals. The 2005 MIP also included a separate bonus opportunity for certain key executives based upon, among other things, the successful completion of a refinancing transaction of either or both of the 2003 Amended Credit Facility and the outstanding Senior Notes during fiscal 2005 or fiscal 2006 and the future realization of certain related operating benefits. Such refinancing was completed in March 2005. At its meeting held on March 28, 2005, our Compensation Committee (the "Committee") determined that several participants satisfied the criteria for receipt of a bonus payment pursuant to the incentive program and approved payment of approximately $1.8 million. This amount was included in accrued liabilities at March 31, 2005. At its meeting held on April 5, 2005, the Board ratified the Committee's approval and payment was made in April 2005.

SEC INVESTIGATION

On October 28, 2003, the SEC notified us that it was conducting an informal fact-finding inquiry. We have voluntarily provided the information requested by the Staff and we intend to cooperate fully. In December 2003, we met with the Staff to discuss the materials that had been submitted to the SEC. After the meeting, additional materials were provided to the Staff. Since then, we have not received any additional requests from the SEC with respect to their informal fact-finding inquiry.

SECTION 404 COMPLIANCE

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") with our Annual Report on Form 10-K for fiscal 2005. The requirements of Section 404 include that we furnish a report by our management on our internal control over financial reporting, including an assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year. The report will also contain a statement that our independent registered public accounting firm has issued an audit opinion on management's assessment of internal control over financial reporting.

We are currently undergoing a comprehensive effort which includes documenting, evaluating the design and testing the effectiveness of our internal control over financial reporting. During this process, we expect to make improvements in the design and operation of our internal controls including further formalization of policies and procedures, improved segregation of duties and additional monitoring of controls. Although we believe that our efforts will enable us to provide the required report, we can give no assurance that these efforts will be completed in a timely manner or on a successful basis. If we are unable to determine that our internal control is effective as of June 30, 2005, we will not be able to provide the certification required by Section 404 which would result in our non-compliance with our reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Any such non-compliance could, among other things, indicate that our internal control over financial reporting is not effective. In addition, any material unexpected costs of complying with the requirements of Section 404 could have an adverse effect on our results of operations.

UNSCHEDULED DEBT PAYMENT

On May 16, 2005, Rural/Metro LLC made a $7.0 million unscheduled principal payment on its Term Loan B as allowed under the provisions of the 2005 Credit Facility. The Company anticipates resulting interest savings of approximately $0.4 million per year and expects to write-off approximately $0.2 million of deferred financing costs during the fourth quarter of fiscal 2005. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

ACCOUNTING DEVELOPMENTS

See Notes 2 and 9 to the consolidated financial statements for descriptions of new accounting standards that affect us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.50%, amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25% and amounts utilized under our Letter of Credit Facility bear a participation fee of LIBOR plus 3.25%. Based on current amounts outstanding, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.5 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

We carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance regarding management's control objectives. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 6.      EXHIBITS

                      Exhibits

                      21.1       Subsidiaries of the Registrant*

                      31.1 Certification pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

                      31.2 Certification pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

                      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002+

                      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002+


                     -------------------------------
                     *         Filed herewith.

                     +         Furnished but not filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RURAL/METRO CORPORATION

Dated:  May 16, 2005
                                    By: /s/ Jack E. Brucker
                                        ----------------------------------------
                                        Jack E. Brucker, President & Chief
                                        Executive Officer (Principal
                                        Executive Officer)


                                    By: /s/ Michael S. Zarriello
                                        ----------------------------------------
                                        Michael S. Zarriello, Senior Vice
                                        President and Chief Financial
                                        Officer (Principal Financial
                                        Officer)


                                    By: /s/ Matthew J. Majoros
                                        ----------------------------------------
                                        Matthew J. Majoros, Managing
                                        Director of Finance and Accounting
                                        and Corporate Controller (Principal
                                        Accounting Officer)