Form 10-K
period 2005-06-30
RURAL/METRO CORP /DE/
filed 2005-09-28
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22056

Rural/Metro Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0746929 (I.R.S. Employer Identification No.)

9221 East Via de Ventura, Scottsdale, Arizona 85258

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 606-3886

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $92,909,000 as of December 31, 2004.

There were 24,283,859 shares of the registrant’s Common Stock outstanding on September 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used in Section 21E of the Securities Exchange Act of 1934, as amended. We caution readers that such “forward looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward-looking statements” in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

These “forward-looking statements” are found throughout this Report. Additionally, the discussions herein under the captions “Business — Introduction”, “Business — Market Reform and Changing Reimbursement Regulations”, “Business — Other Governmental Regulations”, “Business — Shared Services”, “Business — Billings and Collections”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Moreover, we may from time to time make “forward-looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward-looking statements.”

All references to the “Company,” “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com. The information in our website is not incorporated in, and is not a part of, this report.

For a discussion of certain risks associated with our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report and, specifically, “Risk Factors” included in such Item 7.

PART I

ITEM 1.	Business

Introduction

Founded in 1948, we are a leading provider of medical transportation services, which consist primarily of emergency and non-emergency medical transportation services. We believe we are the only multi-state provider of both medical transportation and fire protection services in the United States and that we rank among the largest private-sector providers of medical transportation and fire protection services in the world. We currently provide services to approximately 365 communities in 22 states, including many of the fastest-growing states in the nation such as Arizona, California, Florida, Georgia and New Mexico. As of June 30, 2005, we have approximately 100 exclusive contracts to provide 911 emergency medical transportation services and approximately 650 contracts to provide non-emergency medical transportation services. In addition, we provide non-emergency medical transportation services to a broad customer base, including a significant number of hospitals, nursing homes and specialized healthcare facilities on a non-contractual basis. We provided 1.2 million transports during fiscal year ended June 30, 2005. Our objective is to provide our customers with high-quality care, efficient and reliable response times and cost-effective services. Our common stock is traded on the NASDAQ Capital Market under the symbol “RURL”.

We provide medical transportation services, which consist primarily of emergency and non-emergency medical transportation services. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. Approximately half of our medical transports are initiated by 911 calls, with the remainder consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles and workforce more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 contracts. During fiscal 2005, 88 percent of our net revenue was generated from our medical transportation and related services.

We are also a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 16 sites located in 11 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care and represented 12 percent of our fiscal 2005 net revenue.

Industry Overview

Medical Transportation Business

We estimate that expenditures for emergency and non-emergency medical transportation services in the United States were in the range of $6.5 billion to $9.0 billion for 2005. Medical transportation services are provided by governmental entities, private companies, hospitals and volunteer organizations. It is estimated that the emergency medical services (“EMS”) industry in the U.S. is comprised of approximately 12,300 service providers, including approximately 4,200 fire department-based providers; 1,200 hospital-based providers; and 6,900 private and other providers. According to the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey, the percentage of emergency medical transportation provided by private service providers in the nation’s largest 200 cities was 32 percent in 2004. Non-emergency services are primarily provided by private companies. There are a limited number of multi-state medical transportation providers and we are one of only two national providers of medical transportation services. The remaining private medical transportation providers are primarily small organizations serving one or a limited number of markets.

We believe the following are key factors affecting the medical transportation business:

•	Aging U.S. population. According to the U.S. Census Bureau, about 71 million Americans, or 20 percent of the U.S. population, will be age 65 or older in 2030 compared to 37 million, or 12 percent, today. As the population continues to age, it is expected that demand for medical transportation will increase because people over the age of 65 years generally require medical transportation services more frequently than the general population;

•	Stable reimbursement environment. The reimbursement for medical transportation services has stabilized over the past several years, reflecting improvements in private insurance pricing as well as the implementation of a revised Medicare pricing schedule. Historically, Medicare reimbursement rates were based on a complex reasonable charge-based methodology under which rates varied widely among communities. The Medicare fee schedule implemented in 2002 simplified and stabilized Medicare reimbursement. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports through 2006. Other fee adjustments will be fully phased by January 1, 2010. We believe this enhanced predictability will provide opportunities for medical transportation providers to improve financial performance;

•	Increased use of medical transportation services. The increased availability and use of emergency medical services, together with increased patient travel between specialized treatment healthcare facilities and greater use of outpatient care facilities, nursing homes and home care have contributed to greater demand for medical transportation services; and,

•	Increase in the number of public/private partnerships. We believe the complexities associated with the emergency medical transportation business, including the exacting and time-consuming claim submission requirements of third-party payers such as Medicare and Medicaid, are leading many public providers of emergency medical transportation services to consider partnerships with private medical transportation companies. An example from our experience is that some local fire departments have entered into collaborations with private medical transportation companies in which the fire department provides first responder services and the private company transports the patient and handles billing. In these instances, a fire department-employed paramedic often continues to care for the patient in the ambulance with the private company reimbursing the fire department for its employee’s time. These partnerships benefit both parties – they allow public entities to be reimbursed for certain costs while relieving them of the operational complexities and billing and collection obligations associated with delivering emergency services. This enables public entities to use their emergency resources (e.g., fire department vehicles) for other emergency calls and permits private providers of emergency medical transportation services to operate in communities that may not otherwise have outsourced medical transportation services.

Private Fire Protection Business

Municipal fire departments, tax-supported fire districts and volunteer fire departments constitute the principal providers of fire protection services in the United States. In a limited number of communities, private companies provide subscription fire protection services to residential and commercial property owners. Typically, these are unincorporated areas where neither a public sector nor volunteer fire department operates. A small number of private companies also provide such services to industrial sites, airports and other self-contained facilities on a national basis.

We believe the most significant growth areas for subscription fire protection services will come from new communities, principally in Arizona, that have no public sector or volunteer fire protection services and, on a limited basis, from growing communities in which private fire protection services are already provided. We also believe there will be growth in demand for airport fire protection services as a result of a recently issued Federal Aviation Administration final rule that requires approximately 45 medium- and small-sized airports that do not have on-site firefighting capabilities to provide such capabilities by 2007.

Based on our experience, we believe that our medical transportation and fire protection services are complementary and benefit us by providing diversification, shared resources, experience and competitive advantages in certain service areas. We believe that we are well-situated to capitalize on the needs of the industry due to our emphasis on providing an effective, quality-care service model, as enhanced by cost efficiencies and centralized support functions derived from our local and national economies of scale.

Our Services

Medical Transportation and Related Services

We provide two primary levels of medical transportation services—Advanced Life Support (“ALS”) and Basic Life Support (“BLS”). We staff our ALS ambulances with either two paramedics or one paramedic and an Emergency Medical Technician (“EMT”) and equip them with ALS equipment (such as cardiac monitors/defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies. We staff our BLS ambulance with two EMTs and equip them with medical supplies and equipment necessary to administer first aid and basic medical treatment.

Emergency Medical Transportation Services

We generally provide our 911 emergency medical transportation services pursuant to long-term, exclusive agreements with counties, municipalities, fire districts and other governmental entities. Our agreements require that we respond to all 911 emergency calls in a designated area within a specified response time. Generally, we respond to all emergency calls with ALS ambulances unless otherwise specified by contract.

Under most of our agreements, the local fire department is the first responder to an emergency scene. In these situations, the fire department typically begins stabilization of the patient. Upon arrival, our ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition and, if required, administer ALS interventions, including tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, including cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition and, if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

In certain communities where the fire department historically has been responsible for both first response and emergency medical transportation services, we seek to develop public/private partnerships with the fire department to provide emergency medical transportation services. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency medical transportation services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency medical transportation services under our partnerships closely resembles that of our usual 911 emergency medical transportation contracts. What differentiates the public/private partnerships is the level of contractually negotiated collaboration and coordination between us and the fire departments. As an example, in several of our public/private partnerships, such as Aurora, Colorado and Mesa, Arizona, we utilize a fire department-employed paramedic when we transport the patient and subsequently reimburse the fire department for its employee’s time. These partnerships benefit both parties — they provide reimbursement of certain costs to the fire department while relieving it of the complexities associated with the emergency transportation business, and they enable us to provide emergency response services in communities that may not otherwise have outsourced this service. In addition, public/private partnerships generally lower our costs by reducing the number of full-time paramedics we would otherwise employ.

We provide emergency medical transportation services on a fee-for-service basis, however, our fee-for service revenue may be supplemented by the communities we serve in the form of a subsidy to offset the cost of providing uncompensated care. As of June 30, 2005, we had approximately 100 exclusive contracts to provide 911 emergency medical transportation services.

Non-Emergency Medical Transportation Services

We provide non-emergency medical transportation services and critical care transports, often as a preferred provider, pursuant to exclusive and non-exclusive contracts with governmental entities, healthcare facilities or at the request of a patient. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis.

We utilize either ALS or BLS ambulance units to provide non-emergency medical transportation services, depending on the patient’s medical condition. We provide inter-facility non-emergency medical transportation services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, nursing homes, long-term care centers and other healthcare facilities. These services may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis and chemotherapy) at another facility.

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between healthcare facilities. Critical care services differ from ALS or BLS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a healthcare facility. Staffing may also include registered nurses, respiratory therapists, neo-natal nurse specialists and/or specially trained paramedics.

As of June 30, 2005, we had approximately 650 contracts to provide non-emergency medical transportation services with governmental entities, hospitals, nursing homes and other healthcare facilities. In addition, we had non-contractual working relationships with numerous hospitals, nursing homes and other healthcare facilities pursuant to which we provide non-emergency medical transportation services. We provide our non-emergency medical transportation services on a fee-for-service basis. Our contracts typically permit us to charge a base fee, mileage and other additional fees for the use of particular medical equipment and supplies.

Aside from our day-to-day operations, we maintain disaster response teams that are occasionally called upon by state, county and local governments to assist in responding to local or national emergencies. For example, at the request of the Santa Rosa County Emergency Operations Center in Santa Rosa County, Florida, Rural/Metro personnel from emergency medical transportation and fire protection operations in Tennessee, Alabama and Mississippi responded to the Florida Panhandle in July 2005 to assist in the evacuation and recovery efforts during Hurricane Dennis. Our personnel evacuated patients from local healthcare facilities, provided stand-by coverage at emergency shelters, canvassed the county for citizens in need of emergency water, food and other supplies, and supported the American Red Cross in their efforts to reach citizens who were sick, elderly, or otherwise confined to their homes due to extensive damage to neighborhoods or property. We staff these emergencies based upon available resources from our existing pool of employees and equipment around the country, committing resources in a manner that is designed to avoid any interruption of service in our existing service areas. Such services are typically provided on a contractual basis pursuant to contracts with the requesting agency or governmental entity.

Alternative Transportation Services

In addition to medical transportation services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons on a very limited basis. We primarily contract with healthcare facilities, such as hospitals and long-term care centers, to provide this service. When providing this service we typically utilize wheelchair vans.

Fire Protection and Other Services

Residential and Commercial Fire Protection Services

We generally provide our residential and commercial fire protection services, consisting primarily of fire suppression and first responder medical care, on a subscription-fee basis to property owners in unincorporated areas who do not receive services through municipal fire departments, volunteer fire departments or fire protection districts.

An alarm typically results in the dispatch of one or more engine companies, each of which consists of an engine and two to four firefighters, including a captain, a battalion chief, and such other personnel and equipment as circumstances warrant. The amount of equipment and personnel dispatched depends upon the type, location and severity of the incident. We utilize our dispatch capabilities to reposition equipment and firefighters to maximize their availability and use our resources in a cost-effective manner.

We provide the majority of our residential and commercial fire protection services on a subscription basis. Subscription fees are billed annually to individual residential or commercial property owners. We also provide fire protection services to newly developed communities where the subscription fee may be included in the homeowner’s association assessment. Property owners in areas where we provide our residential and commercial fire protection services on a subscription basis may, but are not required to, subscribe for our services. We provide services to residential or commercial property owners in our service areas who do not subscribe for our fire protection service on a fee-for-service basis. We also provide fire protection under a master agreement with a governing entity, rather than on a subscription basis.

As of June 30, 2005, we provided residential and commercial fire protection services in three states. The principal growth in our fire protection business has been in the area of subscription fire services in communities without municipal fire departments. Based on historical and projected housing and development trends, we believe these areas will continue to experience population increases and offer the greatest growth potential for our private fire protection business.

Aircraft Rescue and Fire Fighting Services

We provide aircraft rescue and firefighting services (“ARFF”) on a limited basis under exclusive contracts at regional airports throughout the United States. In addition to aircraft rescue and fire fighting services, we also provide emergency medical response for certain of these regional airports. Our ARFF firefighters have completed comprehensive professional training programs and are cross-trained as EMTs or paramedics, as well as in hazardous materials response. Our capabilities include value-added services such as co-responder medical service in support of local fire departments for on-site medical emergencies, safety training for fuel handlers and other airport personnel, fire prevention activities, security services and testing and maintenance of fire suppression equipment. Our ARFF contracts provide for reimbursement under master contracts with the airports we serve.

We expect the demand for ARFF services to grow as a result of the Federal Aviation Administration’s rule requiring airports serving scheduled air carrier operations for aircraft designed for more than 9 passenger seats but less than 31 passenger seats to have on-site firefighting capabilities. The rule provides for a 36 month window for newly certifiable airports to comply with certification requirements and effectively requires approximately 45 medium- and small-size airports to have on-site firefighting capabilities by January 1, 2007.

Industrial Fire Protection Services

We provide fire protection services and, on a limited basis, unarmed security services under exclusive contracts to five large industrial complexes, petrochemical plants and other self-contained facilities in four states. The combination of fire protection services with security services in large industrial complexes has the potential to provide for greater efficiency and utilization in the delivery of such services and to result in reduced cost to our industrial customers for such services. Our contracts range up to three years in duration and expire at various dates through fiscal 2007. Industrial fire protection services contracts provide for reimbursement under master contracts with the facilities we serve.

Other Services

We provide other services which include home healthcare services, dispatch services, billing services and other miscellaneous services to our customers.

Our Service Areas

We currently provide our services in approximately 365 communities in the following 22 states:

Alabama	Georgia	Nebraska	Ohio	Washington
Arizona	Indiana	New Jersey	Oregon	Wisconsin
California	Kentucky	New Mexico	Pennsylvania
Colorado	Louisiana	New York	South Dakota
Florida	Mississippi	North Dakota	Tennessee

We provide medical transportation services in 18 states and fire protection services in 11 states. There are seven states in which we provide both medical transportation services and fire protection services.

We generally provide our medical transportation services pursuant to contracts or Certificates of Need on an exclusive or nonexclusive basis. We provide emergency medical transportation services primarily pursuant to contracts or in conjunction with our providing fire protection services. In certain service areas, we are the only provider of both emergency and non-emergency medical transportation services while in other service areas we compete to provide non-emergency medical transportation services.

Our Contracts

As of June 30, 2005, we had approximately 100 exclusive contracts with counties, municipalities, fire districts and other governmental entities to provide 911 emergency medical transportation services, 19 of which are up for renewal in fiscal 2006. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for emergency medical transportation services depend largely on:

•	patient mix;

•	the nature of services rendered;

•	the local political climate;

•	the amount of subsidy, if any, that will be considered by a governmental entity to cover costs of uncompensated care; and,

•	any state or county authority to regulate rates.

Our emergency medical transportation services contracts generally extend for terms of three to five years. Generally, these contracts may be terminated by either party upon notice ranging from 30 to 180 days. Counties, fire districts and municipalities generally award contracts to provide emergency medical transportation services either through requests for competitive proposals or bidding processes. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business. Our contracts often contain options for earned extensions or for automatic renewal provisions. We have renewed all of our 911 emergency medical transportation contracts that were eligible for renewal during the last three years except for those in markets from which we made a prior determination to withdraw for strategic reasons.

As of June 30, 2005, we had approximately 650 contracts to provide non-emergency medical transportation services with governmental entities, hospitals, nursing homes and other healthcare facilities. These contracts typically designate us as the preferred provider of non-emergency medical transportation services to those facilities and permit us to charge a base fee, mileage and other additional fees for the use of particular medical equipment and supplies. We offer fire protection services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial complexes and airports at 16 sites located in 11 states. Our residential and commercial subscription fire protection services may be provided pursuant to contracts with the governmental entity, such as a county, in which we provide such services. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. Fire subscription rates are not generally regulated by any governmental agency in our service areas. Certain contracts with fire districts are performance-based and require us to meet certain response times in a certain percentage of responses. These contracts also set maximum thresholds for variances from the performance criteria. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression.

No contract accounted for more than 10 percent of our annual net revenue during fiscal 2005, 2004 or 2003. Our 10 largest contracts generated approximately 35 percent, 36 percent and 37 percent of our annual net revenue during fiscal 2005, 2004 and 2003, respectively.

Prior to the scheduled termination of a contract, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we may consider factors, such as weaker than expected transport volume, geographical issues adversely affecting response times, and delays in implementing technology upgrades. We continuously review our contracts to improve operational and financial performance. Our analyses include many factors, such as sustained growth in transport volume, response time compliance, competitive market strength, and changes in payer mix. From time to time, we may determine that a contract no longer meets our operational and financial performance standards and may seek to modify or exit the contract. We face risks in attempting to exit unfavorable contracts, including the possibility of performance bond forfeiture, severance costs, and adverse political and public relations consequences.

Insurance Coverage

Many of our contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. As is common for our industry, we carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation and other liability insurance policies. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and professional claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, which reduces our potential exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program to be adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to deductibles and self-insured retention limits that we believe are typical for the industry. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management and safety programs.

Surety Bonding

Counties, municipalities and fire districts sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Programs” for additional information.

Shared Services

We support our various service areas with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections process and financial support functions. Our recently developed technology solutions provide information for operations personnel, including real-time operating statistics, electronic purchasing and inventory management solutions.

Our centralized systems are designed to significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. The centralized billing and collection system provides for efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as cash management, payroll, accounts payable and insurance and risk operations provide us the capability to purchase related products and services on a national basis, identify and respond to national trends and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all of our operations. We provide services and allocate costs for these centralized systems pursuant to administrative services agreements with each of our direct and indirect wholly owned subsidiaries. Accordingly, each subsidiary’s operational management has the ultimate responsibility and decision-making authority for the utilization and direction of these corporate services.

Management Information Systems

We believe our management information systems have significantly enhanced our operations. Among the most significant of these systems are the following:

•	Proprietary Billing System. We continue to develop and implement initiatives to improve our billing and collections results. We streamlined our overall medical transportation billing processes by expediting the timely filing of medical transportation claims and creating added controls over the day-to-day flow of aging claims. Additionally, we continue to focus on improving the quality of data gathering and data entry to ensure compliance with medical necessity standards set by third-party payers, improving quality assurance controls and review of claim submissions by personnel prior to submitting the claims to third-party payers and by promptly following up on any denials of claims by third-party payers. We also place a high priority on submitting medical transportation claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems and work with our customers who do not accept electronic payments in an effort to cause them to implement electronic bill-receipt procedures. We currently submit the majority of our bills electronically. We focus on collecting from private payers by pre-screening non-emergency transport requests and through the efforts of our national collections team, including an in-house group of collections experts concentrating on collecting on accounts older than 120 days.

•	Internet based scheduling software. In an effort to minimize unnecessary overtime and eliminate duplicative scheduling among EMS and fire crews, we implemented Internet-based scheduling software designed to maximize efficiencies in crew staffing. We believe this software enables the reduction of unscheduled overtime while producing schedules by shift, department and location and has resulted in an overall reduction of labor costs as a percentage of net revenue.

•	Rural/Metro Electronic Patient Care Reporting System (“R/M ePCR”). Our R/M ePCR technology initiative is designed to enhance and expedite the process of capturing clinical patient data, transferring the data to receiving healthcare facilities and submitting claims for reimbursement of our medical transportation services. Upon complete implementation, electronic patient care records will replace paper patient care records and provide ambulance crews with clinical flowcharts to fully document each patient assessment and procedure performed. The technology will integrate patient clinical and demographic information with billing information, and is designed to allow ambulance crews to quickly update and transmit patient information to the receiving healthcare facility. Billing information will be transmitted electronically to our proprietary billing system, processed according to our quality assurance protocols and submitted to our various insurance payers. We believe the R/M ePCR will reduce the billing cycle and costs associated with the manual input of patient care record information. We deployed the R/M ePCR system in Youngstown, Ohio in early September 2005 and plan to phase in the system nationwide over the next several years.

•	DriveCam technology. An on-board monitoring system that measures operator performance against safe driving standards. We expect that the implementation of this technology over the next several years in selected areas will continue to reduce claims and vehicle maintenance costs.

We believe that our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

Dispatch and Communications

Most of our emergency transportation communications centers utilize sophisticated communications systems to direct fleet deployment and utilization 24 hours a day, seven days a week. In all of our operating sites we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficiently using our resources. We analyze data on traffic patterns, demographics, usage frequency and other factors to determine optimal ambulance deployment and selection through the use of our computer-aided dispatch systems. The center that controls the deployment and dispatch of ambulances in response to emergency medical calls may be owned and operated either by the applicable county or municipality or by us.

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical transportation calls either dispatches our ambulances directly from the public communication center or communicates information regarding the location and type of medical emergency to our communication center, which in turn dispatches ambulances to the scene while the call taker communicates with the caller. Substantially all of our call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. In our larger communication centers, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location and historical traffic patterns in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition. Also, in many operations across the country, we use automated vehicle locator technology in the vehicles to enhance our dispatch system.

Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate coordination with other emergency service providers, such as the appropriate police and fire departments that also may be responding to a call.

Prompt deployment and dispatch are also important components of non-emergency medical transportation services. Requests for non-emergency medical transports are made by physicians, nurses, case managers and hospital discharge coordinators who require prompt ambulance arrival at the pick-up time. We also offer online, web-enabled transportation ordering to certain facilities. We implement system status plans for these services designed to ensure appropriate response times to non-emergency calls and use our computer-aided dispatch software to track and manage requests for medical transportation services for large healthcare facilities and managed care companies. We have developed extensive customer service models, based on patient condition, level of care and specialized equipment that will be required by the patient, to enable our communications centers to meet the needs of our customers.

We utilize communication centers in our community fire protection activities for the receipt of fire alarms and the dispatch of equipment and personnel that are the same as or similar to those maintained for our medical transportation services. Response time represents an important criteria in the effectiveness of fire suppression, which is dependent on the level of protection sought by our customers in terms of fire station spacing, the size of the service area covered and the amount of equipment and personnel dedicated to fire protection.

Billing and Collections

We currently maintain seven regional billing and payment processing centers as well as a centralized private-pay collection system located near our corporate headquarters in Scottsdale, Arizona. All invoices are generated at the regional level and an account is forwarded to our centralized collection system for private-pay accounts only if payment is not received in a timely manner. Regional centers provide customer services. All medical transportation revenue is billed and collected through our integrated billing and collection system. We derive a substantial portion of our medical transportation fee collections from reimbursements by third party payers, including private insurance companies and government-funded healthcare programs such as Medicare and Medicaid. We typically invoice and collect payments directly from those third-party payers.

The composition of our medical transportation collections is as follows:

	2005	2004	2003
Medicare	28%	28%	27%
Medicaid	15%	14%	14%
Private insurers	47%	48%	49%
Patients	10%	10%	10%

	100%	100%	100%

We also receive subsidies from certain governmental entities to offset the cost of providing uncompensated care. These subsidies, which are included in net revenue, totaled $9.7 million, $9.2 million and $8.5 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Companies in the emergency medical transportation service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult and incomplete information hinders post-service collection efforts. In addition, state licensing requirements as well as contracts with counties and municipalities require us to provide emergency medical transportation services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance companies. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from emergency medical transportation calls than for non-emergency medical transportation requests. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining a government-paid subsidy to provide for uncompensated care, if any, and permitted rates under contracts with a county or municipality.

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of specially trained billing personnel. When collecting from individuals, we sometimes use an automated dialer that preselects and dials accounts based on their status within the billing and collection cycle. We believe the automated dialer enhances the efficiency of the collection staff.

Sales and Marketing

We primarily utilize Division General Managers, Market General Managers, Marketing Directors and EMS Healthcare Account Executives in our sales and marketing efforts. Division General Managers have overall responsibility, while Market General Managers, Marketing Directors and EMS Healthcare Account Executives are responsible for daily interaction with our various customer constituencies, ranging from governing authorities that oversee emergency medical transportation contracts to regional and local healthcare and nursing facilities.

Our Division General Managers generally oversee all sales and marketing efforts in their assigned markets, as well as establish and maintain relationships with potential and existing significant customers. Our sales and marketing teams focus primarily on targeting new business relationships and leveraging existing contacts to grow market share. Our Division General Managers are also the primary lead on major bids for emergency medical transportation contracts.

Market General Managers and Operations Managers oversee marketing and sales activity within their market and are responsible for contract and operational decisions and, in certain areas, handle hospital and government contracts and focus on relationships with larger healthcare systems within the communities.

Healthcare Account Executives are responsible for new business development, maintaining positive relationships with existing customers, coordinating community and public relations events in their respective areas and responding to customer service concerns when they arise.

In three states, our fire operations employ subscription sales and marketing representatives who are responsible for fire subscription sales to residential and commercial property owners. These employees are responsible for direct mail campaigns, customer service, renewal notices and invoicing fees for service to non-subscribers. We also provide specialized sales and marketing to large commercial customers such as industrial parks, apartment complexes and other commercial centers.

Risk Management

We have consistently placed workplace health and safety among our highest priorities and that effort has proven effective in controlling our insurance costs. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety.

Our programs include enhanced facility audits, additional accident reporting guidelines, the introduction of an employee/risk-management hotline and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We will continue to search out and implement innovative ways to reduce our insurance costs and improve the overall safety of our work environment.

We train and educate all emergency response personnel about our safety programs including, among others, emergency vehicle operations, medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and safety awareness campaigns.

Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors submit documentation of such incidents to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator, which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

Our Driver Development Program (“DDP”) is based on the Coaching Emergency Vehicle Operator (“CEVO”) program, a nationally recognized drivers’ training program for emergency services vehicle operators endorsed by the National Safety Council. DDP combines classroom and field training and its curriculum includes instruction on staging, proper inspection of vehicles and driving in emergency situations. We modified and enhanced the CEVO program based on our analysis of more than 10 years of vehicle incidents as well as drivers’ experiences.

We are implementing an on-board monitoring system, DriveCam, which measures operator performance against our safe driving standards. The system is designed to capture digital images and audio files of any driving performance that is outside of acceptable protocols, including excessive speed, unsafe turns and rapid stops.

Competition

The medical transportation service industry is highly competitive. The principal providers of medical transportation services include governmental entities (including fire districts), other national medical transportation service providers, large regional medical transportation service providers, hospitals and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals or healthcare organizations that presently contract for medical transportation services may choose to provide medical transportation services directly in the future. We experience continuing competition from municipal fire departments in providing emergency medical transportation service. However, we believe that the non-emergency transportation services market currently is unattractive to municipal fire departments due to their primary role as emergency first responders in the communities they serve.

We believe that counties, fire districts, and municipalities consider quality of care, historical response time performance and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, personnel policies and practices and managerial strength, also may be considered. Commercial providers, including our largest national competitor, American Medical Response, often compete intensely for business within a particular community.

We believe it is generally difficult to displace a provider that has a history of satisfying the quality of care and response time performance criteria established within a service area. Moreover, significant start-up costs, together with the long-term nature of the contracts under which services are provided and the relationships many providers have within their communities, create barriers for entry into new markets other than through acquisition. We further believe that our status as an emergency medical transportation service provider in a service area increases our visibility and stature and enhances our ability to compete for non-emergency services within such areas.

In the fire protection industry, services for residential and commercial properties are provided primarily by tax-supported fire districts, municipal fire departments and volunteer departments. Private sector companies, such as ours, represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported fire district or municipality has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In certain areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly, rather than through a master contract. In the case of industrial or airport fire protection contracts, our customers may elect to put a contract out to competitive bid. Our key competitors for the provision of fire protection services to airports and industrial sites, respectively, include Pro-tec Fire Services, Ltd. and Wackenhut Services, Inc.

Personnel

Employees

At June 30, 2005, we employed approximately 8,260 full-time and part-time employees of which approximately 6,190 are emergency care professionals, including paramedics, EMTs and firefighters. Approximately 380 of our employees are involved in billing and collections and approximately 1,690 are involved in field support services, including dispatch/communications, fleet services, home medical care, administrative and clerical.

We are party to a total of 14 collective bargaining agreements in the following locations:

Three agreements in Arizona	Gadsden, Alabama	Two agreements in San Diego, California
Three agreements in Buffalo, New York	Knoxville, Tennessee	Seattle, Washington
Corning, New York	Rochester, New York	Youngstown, Ohio

Seven of these agreements, covering approximately 1,560 employees, are scheduled to expire at various times over the next two years. We consider our relations with our employees to be good.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services such as administration of intravenous fluids and advanced airway management. Certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology and other clinical skills in addition to completion of the EMT training program. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to market specific shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other healthcare providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce, such as providing training programs, recruitment bonuses, moving allowances and various other retention strategies. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in our service areas. Instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we conduct retrospective patient care report audits with our employees to evaluate compliance with medical and performance standards.

We are a member of a number of professional organizations, such as the American Ambulance Association, National Emergency Number (911) Association, International Association of Fire Chiefs and National Association of EMS Physicians. In those states where we provide service, we are involved in the state ambulance association, if one exists, and in many instances our involvement includes holding elected positions. In addition, we also are involved in the Commission on Accreditation of Ambulance Services (“CAAS”), the National

Registry of Emergency Medical Technicians and the National Fire Protection Association. Also, many of our employees are members of the National Association of EMTs, National Association of EMS Educators and other industry organizations.

Our commitment to quality is reflected in the fact that eight of our operations across the country are accredited by CAAS. The process is voluntary and evaluates numerous qualitative factors in the delivery of services. Municipalities and managed care providers often consider accreditation as one of the criteria in awarding contracts.

Fire Protection Personnel

Fire protection personnel consist of full-time firefighters as well as trained reservists who work on an as-needed basis. All of our full-time and reserve firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association, and must qualify for state certification before being eligible for full-time employment by us. Because approximately 75 percent to 85 percent of our fire response activity consists of emergency medical response, all of our full-time firefighters are trained EMTs or paramedics and are subject to the training and continued education described above. Our ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as physical conditioning.

Regulation

Market Reform and Changing Reimbursement Regulations

Market reform and various regulatory changes have impacted and reshaped the healthcare delivery system in the United States and, by extension, the medical transportation industry. As with all other healthcare providers, we must comply with various requirements in order to participate in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which, among other things, pays for medical transportation services when medically necessary. Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind, or disabled or members of families with dependent children. Medicaid programs or a state equivalent exist in all states in which we operate. Although Medicaid programs differ in certain respects from state to state, all are subject to federal requirements. State Medicaid agencies have the authority to set levels of reimbursement within federal guidelines. We receive only the reimbursement permitted by Medicaid and are not permitted to collect from the patient any difference between our customary charge and the amount reimbursed.

We have a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel and both the human resources and legal departments, as well as governmental agencies, to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100% compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations and the high volume of daily transports that we provide nationwide. Failure to comply may lead to significant penalties or lower levels of reimbursement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic internal reviews of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, in the past we have voluntarily self-disclosed billing issues identified at certain operations. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are routinely subject to regulatory reviews and/or inquiries by governmental agencies. We expect these regulatory agencies to continue their practice of performing periodic reviews related to our industry. We fully cooperate with such federal and state agencies to provide requested information and incorporate any recommended modifications of our existing compliance programs.

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program reimbursements for medical transportation services. The Balanced Budget Act of 1997 established the creation of a national fee schedule for payment of medical transportation services that would control increases in expenditures under Part B of the Medicare program, established definitions for medical transportation services that linked payments to the type of services furnished, considered appropriate regional and operational differences and considered adjustments to account for inflation, among other provisions that were enacted.

The Medicare Ambulance Fee Schedule Final Rule (the “Final Rule”), which became effective on April 1, 2002, categorizes seven levels of ground medical transportation services, ranging from basic life support to specialty care transport, and two categories of air medical transportation services. The base rate conversion factor (the rate for BLS non-emergency service, the lowest fee of the seven service levels) for services to Medicare patients was set at $170.54 (which is adjusted each year by the Consumer Price Index) plus separate mileage. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by medical transportation service providers in rural areas with low population density. The Final Rule requires medical transportation service providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare reimburses 80 percent of that rate and the remaining 20 percent is the responsibility of the patient or their secondary insurance. We cannot balance bill the difference between the Medicare allowable and our standard rate.

With the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003, modifications were made to the original five year phase-in of the ambulance fee schedule. Effective July 1, 2004, a regional fee schedule component of reimbursement is being phased in with the original national fee schedule and will be fully phased in on January 1, 2010. Under the new rules, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule or (b) a blend of the national fee schedule and the regional fee schedule. For 2004, that blended rate was 20 percent of the national fee schedule and 80 percent of the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20 percent for the national fee schedule and decrease 20 percent for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 80 percent national and 20 percent regional. In addition to the fee schedule phase-in changes, a provision for additional reimbursement for medical transportation services was provided to Medicare patients. Among other relief, the Act provides for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, or through 2006. We believe the final impact on our results of operations will be slightly favorable, primarily due to the geographic diversity of our operations.

Reimbursement by Medicare accounted for 28 percent, 28 percent and 27 percent of our medical transportation collections for fiscal 2005, 2004 and 2003, respectively.

While we believe that the Medicare Ambulance Fee Schedule will have a positive impact on our medical transportation revenue at incremental and full phase-in periods, these rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers or an increase in our cost structure relative to the rate of increase in the CPI could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Federal False Claims Act

We are subject to the Federal False Claims Act that imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Government agencies continue civil and criminal enforcement efforts in connection with investigations of healthcare companies and their executives and managers, many of which enforcement actions involve the Federal False Claims Act. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and share in the proceeds of the lawsuit. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Federal Anti-Kickback Statute

We are subject to the Federal Anti-Kickback Statute which is broadly worded and prohibits the knowing and willful offering, payment, solicitation or receipt of any form of remuneration in return for, or to induce (1) the referral of a person, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchase, lease or order, or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

In light of the breadth of the anti-kickback statute, many of our business arrangements with hospitals and other healthcare entities could be subject to government investigation and prosecution. Noncompliance with the anti-kickback statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud provision prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this provision is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters provision prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this provision is a felony and may result in fines and/or imprisonment. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

The Administrative Simplification Provisions of HIPAA required the Department of Health and Human Services (the “HHS”) to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by the HHS no later than April 14, 2003. The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by HIPAA privacy regulations can result in civil and criminal penalties. We believe we are in compliance with HIPAA requirements.

In addition to enacting the foregoing privacy requirements, the HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule required covered entities to meet specified standards by April 20, 2005. The security standards contained in the final rule do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. We believe we are in compliance with the security regulations.

HIPAA also required the HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. We believe we are in compliance with these standards.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

Occupational Safety and Health Administration

At the federal level, we are subject to regulations under the Occupational Safety and Health Administration (“OSHA”) designed to protect our employees. We endeavor to protect the health and safety of our employees and we believe we are in compliance with the requirements of the OSHA regulations.

State Fraud and Abuse Provisions

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Corporate Compliance Program

We have developed a program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The Program’s focus is to prevent, detect and mitigate regulatory risks. We strive to achieve this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan;

•	resolving regulatory matters; and,

•	enhancing the ethical culture and leadership of the organization.

Our compliance program has been structured in accordance with the guidance provided by the Office of the Inspector General (“OIG”). The primary recommended standards, all of which we have implemented, include:

•	formal policies and written procedures;

•	designation of a Compliance Committee and Compliance Officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to alleged misconduct;

•	open lines of communication; and,

•	discipline and accountability.

The compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve. Notwithstanding the foregoing, we audit compliance with our compliance program on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot ensure that our program will detect and rectify all compliance issues in all service areas and for all time periods.

Other Governmental Regulations

Our business is also subject to other governmental regulations at the federal, state and local levels. The federal government recommends standards for ambulance design and construction, medical training curricula, designation of appropriate trauma facilities, and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

Each state where we operate regulates various aspects of ambulance and fire businesses. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment. State or local government regulations or administrative policies regulate rate structures in certain states in which we conduct medical transportation operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency medical transportation services pursuant to a master contract as well as establishes the rates for general medical transportation services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe we are in compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors — State and local governments regulate our rate structures and may limit our ability to increase our rates or maintain a satisfactory rate structure,” “— Our business is subject to laws, rules and regulations,” “— Our business is subject to substantial federal regulations” and “— HIPAA regulations could have a material adverse effect on our business” for further discussion.

Available Information

Our annual, quarterly and current reports, proxy statements and other information, including the amendments to those reports, are available, without charge, on our website, www.ruralmetro.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). In addition, our SEC filings are available over the internet at the SEC’s website at http://www.sec.gov.

You may also read and copy any document that we file at the SEC’s public reference room at:

Public Reference Room

450 Fifth Street, N.W.

Room 1024

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room and their copy charges.

ITEM 2.	Properties

Facilities

In January 2005, we relocated our corporate headquarters within Scottsdale, Arizona under a lease agreement with an initial term expiring in 2015. In those areas where we provide medical transportation and fire services, we also lease facilities at which we base and maintain ambulances and fire apparatus operations. We also own 14 facilities within our service areas. Rent expense totaled $11.4 million, $10.7 million and $10.6 million for fiscal 2005, 2004 and 2003, respectively.

Equipment

At June 30, 2005, we owned approximately 1,300 ambulances and alternative transportation vehicles, 125 fire vehicles and 300 other vehicles. We also operate various non-owned vehicles in the ordinary course of our business. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.	Legal Proceedings

From time to time, we are a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting our business. We cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters generally. We are also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against us or in a government investigation or proceeding, including those described below, could result in substantial potential liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, these proceedings, and our actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase our indemnification obligations, divert management’s attention, and/or adversely affect our ability to execute our business and financial strategies. Our outstanding litigation includes the following:

On March 5, 1999, we made a voluntary disclosure to the OIG of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by Rural/Metro and continued, to some extent, until December 1998. On October 25, 1999, a lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices we self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue we self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Effective June 21, 2005, we entered into a Settlement Agreement with the United States of America and the relator relating to the matters alleged in the qui tam complaint. Under the terms of the Settlement Agreement, the government and the relator agreed to dismiss the complaint against us and release us from any civil or administrative monetary claims the United States may have had against us relating to the claims covered in the complaint. In exchange for the release, we paid the United States approximately $1.5 million which had been previously accrued. On July 5, 2005, an order was entered in the United States District Court for the Middle District of Pennsylvania dismissing the complaint against us.

During the fourth quarter of fiscal 2005, our subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) entered into settlement discussions with the OIG regarding alleged improper billing practices in South Dakota. Although Sioux Falls has not admitted any liability with respect to the government’s claims, it is working with the government to successfully develop specific terms of a settlement arrangement. Currently, no specific terms have been agreed upon. We established a reserve relating to this matter of $0.5 million during the fourth quarter of fiscal 2005.

The U.S. government provided us with an analysis relating to its investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in Texas. We are considering the government’s analysis and will provide a response to the government’s investigation. At this time, it is not possible to predict the ultimate conclusion of this investigation, nor is it possible to estimate the financial exposure, if any, to us.

On October 28, 2003, the SEC notified us that it was conducting an informal fact-finding inquiry. We have voluntarily provided the information requested by the SEC Staff and we intend to cooperate fully. In early 2004, we met with the Staff to discuss the materials that had been submitted to the SEC. Shortly after the meeting, additional materials were provided to the Staff. We have not been contacted by the SEC since that time.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Capital Market (“Nasdaq”) since August 4, 2000 with the exception of the period from July 13, 2004 through December 26, 2004 when our common stock was traded on the Over the Counter Bulletin Board. On December 27, 2004, our common stock resumed trading on the Nasdaq under the symbol “RURL”. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2005
First quarter	$2.25	$1.10
Second quarter	$5.19	$2.10
Third quarter	$7.81	$4.71
Fourth quarter	$8.74	$4.05

Year Ended June 30, 2004
First quarter	$1.98	$1.01
Second quarter	$2.10	$1.25
Third quarter	$2.48	$1.67
Fourth quarter	$2.20	$1.11

On September 23, 2005, the closing sale price of our common stock was $8.64 per share. On September 23, 2005, there were approximately 3,101 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently plan to retain earnings, if any, for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our 2005 Credit Facility Agreement, Senior Subordinated Notes and Senior Discount Notes contain restrictions on our ability to pay cash dividends and any future borrowings may contain similar restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion.

ITEM 6.	Selected Financial Data

The following selected financial data are derived from our audited historical consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes appearing elsewhere in this Report (in thousands, except per share amounts):

		Years Ended June 30,
	2005	2004	2003	2002	2001 (1)
Statement of Operations Data:
Net revenue	$531,084	$493,773	$452,723	$422,849	$412,837

Operating expenses:
Payroll and employee benefits	272,574	254,757	242,949	229,831	232,655
Provision for doubtful accounts	87,298	86,717	76,753	70,265	73,499
Depreciation and amortization	11,046	10,990	11,628	13,366	22,307
Other operating expenses	119,033	111,217	103,518	92,788	119,973
Asset impairment charges	—	—	—	194	27,778
Contract termination costs and related asset impairment	—	—	—	(107)	9,256
Restructuring and other	—	—	(1,421)	(713)	8,847

Operating income (loss)	41,133	30,092	19,296	17,225	(81,478)
Interest expense	(29,579)	(29,243)	(28,012)	(25,462)	(30,624)
Interest income	305	97	197	644	642
Loss on early extinguishment of debt	(8,170)	—	—	—	—
Other expense, net	—	—	—	—	(4,053)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	3,689	946	(8,519)	(7,593)	(115,513)
Income tax benefit (provision) (2)	82,817	(16)	—	2,531	(1,112)
Minority interest	(102)	475	(1,507)	(750)	705

Income (loss) from continuing operations before cumulative effect of change in accounting principle	86,404	1,405	10,026	(5,812)	(115,920)
Income (loss) from discontinued operations (3)	1,927	4,806	18,992	7,161	(89,370)

Income (loss) before cumulative effect of change in accounting principle	88,331	6,211	8,966	1,349	(205,290)
Cumulative effect of change in accounting principle (4)	—	—	—	(49,513)	—

Net income (loss)	88,331	6,211	8,966	(48,164)	(205,290)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(1,262)	—	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(6,320)	(3,604)	—	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	10,066	—	—	—

Net income (loss) applicable to common stock	$88,331	$8,695	$5,362	$(48,164)	$(205,290)

	Years Ended June 30,
	2005	2004	2003	2002	2001 (1)
EPS Data
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$3.81	$0.29	$(0.85)	$(0.38)	$(7.86)
Income (loss) from discontinued operations applicable to common stock (3)	0.09	0.23	1.18	0.47	(6.06)

Income (loss) before cumulative effect of change in accounting principle	3.90	0.52	0.33	0.09	(13.92)
Cumulative effect of change in accounting principle (4)	—	—	—	(3.26)	—

Net income (loss)	$3.90	$0.52	$0.33	$(3.17)	$(13.92)

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$3.58	$0.06	$(0.85)	$(0.38)	$(7.86)
Income (loss) from discontinued operations applicable to common stock (3)	0.08	0.22	1.18	0.47	(6.06)

Income (loss) before cumulative effect of change in accounting principle	3.66	0.28	0.33	0.09	(13.92)
Cumulative effect of change in accounting principle (4)	—	—	—	(3.26)	—

Net income (loss)	$3.66	$0.28	$0.33	$(3.17)	$(13.92)

Weighted average number of common shares outstanding:
Basic	22,674	16,645	16,116	15,190	14,744

Diluted	24,105	21,817	16,116	15,190	14,744

	As of June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets (2)	$315,881	$215,207	$198,971	$200,708	$264,006
Current portion of long-term debt (5)	1,497	1,495	1,329	1,633	294,439
Long-term debt, net of current portion (5)	305,478	304,057	305,310	298,529	1,286
Redeemable nonconvertible participating preferred stock (6)	—	—	7,793	—	—
Stockholders’ deficit	(98,643)	(192,226)	(210,160)	(205,752)	(168,419)

	Years Ended June 30,
	2005	2004	2003	2002	2001
Cash Flow Data:
Net cash flow provided by operating activities	$24,855	$14,501	$13,146	$9,634	$6,710
Net cash flow used in investing activities	(12,372)	(8,421)	(7,582)	(5,832)	(3,805)
Net cash flow used in financing activities	(11,167)	(2,269)	(3,659)	(3,170)	(6,339)

(1)

During the year ended June 30, 2001, we recorded asset impairments, restructuring and other charges totaling $122.1 million, including $46.3 million relating to our Latin American operations which were disposed of in September 2002 and $15.7 million relating to our domestic operations that have been classified as discontinued operations for financial reporting purposes.
(2)	During fiscal 2005, we reversed $86.4 million of deferred tax asset valuation allowances. This was reflected as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. See Note 10 to our consolidated financial statements for further discussion.
(3)	During fiscal 2005 and 2004, we ceased operating in four and ten medical transportation service areas, respectively, as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in one and three fire and other service areas during fiscal 2005 and 2004, respectively, due to various reasons including a customer filing Chapter 11, our continued disposal of non-core businesses and a city converting the service area to a fire district. The results of these service areas are included in income (loss) from discontinued operations. Effective September 27, 2002, we sold our Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the results of the aforementioned discontinued service areas and our former Latin American operations have been included in income (loss) from discontinued operations. See Note 18 to our consolidated financial statements for further discussion.
(4)	Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In connection with the adoption of SFAS 142, we ceased amortizing goodwill effective July 1, 2001. Additionally, we recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002.
(5)	At June 30, 2001, amounts outstanding under our then-existing revolving credit facility and our then-existing 7.875% Senior Notes due 2008 (Senior Notes) were classified as current liabilities. Such classification resulted from the fact that we were not in compliance with certain of the covenants contained in our revolving credit agreement and because of the related provisions contained in the agreement relating to our Senior Notes. Amounts outstanding under our revolving credit facility and Senior Notes were subsequently classified as long-term liabilities as a result of amendments to our previous credit facility.
(6)	On June 30, 2004, we settled our Series B redeemable nonconvertible participating preferred stock (“Series B Shares”) and Series C redeemable nonconvertible participating preferred stock (“Series C Shares”) by the issuance of 4,955,278 common shares. Due to the settlement of the Series B and Series C Shares, as of June 30, 2004 there were no Series B or Series C Shares outstanding, and the related rights and privileges associated with the Series B and Series C Shares expired upon the settlement. On September 10, 2004, we received written notice from the holders of at least 20 percent of the outstanding common stock issued upon settlement of the Series B and Series C Shares requesting the registration of such common stock. In June 2005, we registered all of the outstanding common stock issued upon settlement of the Series B and Series C shares with the Securities and Exchange Commission. See Note 11 to our consolidated financial statements for further discussion.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Executive Summary

We provide medical transportation services, which consist primarily of emergency and non-emergency medical transportation services, to approximately 365 communities in 22 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of June 30, 2005, we have approximately 100 exclusive contracts to provide 911 emergency medical transportation services and approximately 650 contracts to provide non-emergency medical transportation services.

Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 emergency medical transportation contracts.

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

We are also a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 16 sites located in 11 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care.

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge, or “net/net EMS APC” (defined as gross medical transport revenue minus provisions for contractual allowances and doubtful accounts divided by medical transports), average daily deposits, days sales outstanding, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and transport volume, among others.

Business Overview

Our Strengths

We believe that we are well positioned to take advantage of industry trends and believe that our strong competitive position is attributable to a number of factors, including the following:

Demonstrated Ability to Improve Cash Flow

Over the past several years, we have implemented a number of initiatives that have allowed us to improve our cash flow. These initiatives included discontinuing operations in five markets during fiscal 2005 and 13 markets during fiscal 2004 that we determined did not fit with our long-term strategy. The quarter ended June 30, 2005 represented our eighth consecutive quarter of year-over-year growth in net revenue and EBITDA, excluding an $8.2 million loss on early extinguishment of debt recorded during the third quarter of fiscal 2005 which is discussed in Liquidity and Capital Resources — Refinancing Activities.

Broad Presence in Attractive Markets

We operate in geographically diverse markets with attractive demographics. Seventy percent of our revenues are generated in states with population growth in excess of the national average, such as Arizona, Florida, Georgia, California and New Mexico. We have exclusive 911 emergency medical transportation service contracts in two of the top ten fastest-growing cities in the United States with populations of 100,000 or more and have contracts to be the sole provider of 911 emergency medical transportation services in communities within the metropolitan areas of San Diego, Denver, Atlanta, Seattle and Phoenix. A key driver of the rapid population growth in many of the states we serve has been the migration of the elderly seeking to retire or vacation in warmer climates and, as a result approximately 45 percent of the patients transported during fiscal 2005 were 65 years or older. The elderly require a greater amount of emergency and non-emergency medical transports on average than the general population.

Competitively Well-Positioned

We are a party to approximately 100 contracts granting us the exclusive right to provide 911 emergency medical transportation services for a particular city or county. We have 31 Certificates of Need or the equivalent in 7 states. In those states that issue them, a Certificate of Need is required in order to bid on 911 emergency medical transportation service contracts. Typically, only a limited number of Certificates of Need are granted by a state. Our experience has been that obtaining a Certificate of Need is a significant barrier to entry because a prospective provider of emergency medical services must establish that existing services in a particular area of the state are inadequate to meet the community’s needs in order to receive a Certificate of Need. We are often able to use the visibility created by our status as a community’s 911 emergency medical transportation service provider to win non-emergency medical transportation business. We believe that we are well-positioned to capitalize on the needs of our local markets due to our emphasis on providing an effective, quality care service model, enhanced by response time reliability and cost efficiencies. Due to the quality and reliability of our service and our focus on building community ties, we have long-term, well-established relationships with the municipalities and agencies we serve. We have provided services to our top 10 customers for an average of 20 years. We have renewed all of our 911 emergency medical transportation service contracts that were eligible for renewal during the last three years, except for those in markets from which we made a prior determination to withdraw for strategic reasons.

Decentralized Operating Structure with National Efficiencies

Medical transportation and fire protection are locally-delivered services and strong local operations are critical to providing these services successfully. We grant our regional executives and local operations managers significant authority to make key decisions regarding the day-to-day operations in our service areas, and consequently, we have built strong, efficient operations at the regional and local levels. We have combined our strong local operations with a centralized national platform of shared services, including billing and collections, insurance and safety programs, information services, accounts payable, payroll, benefits, purchasing and corporate compliance. This operating structure has allowed us to optimize cost savings while at the same time maintaining superior field operations.

Strong Billing and Collections Capability

In 2000, we began to implement a number of initiatives to improve our billing and collections capability. These initiatives include consolidating our billing operations and streamlining our overall medical transportation billing processes by expediting the timely filing of medical transportation claims and creating added controls over the day-today flow of aging claims. Additionally, we have improved the quality of data gathering and entry by emergency and non-emergency medical transportation personnel to ensure compliance with medical necessity standards set by third-party payers. We have implemented quality assurance controls and procedures for review of claim submissions prior to submitting the claims to third-party payers and for following up on any denials of claims by third-party payers. We have also placed a high priority on submitting medical transportation claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems, and we currently submit the majority of our bills electronically. We maximize our collections from private payers by pre-screening non-emergency transportation requests and utilizing an in-house group of collections experts concentrating on collecting on accounts older than 120 days.

Experienced Management Team

We believe that the disciplined approach of our senior management, including our chief executive officer and chief financial officer, has been the key reason for our growth in net revenue and EBITDA. Our senior management team is supported by 23 front-line division general managers who have an average of 19 years of industry experience and who manage the day-to-day provision of service in, and our relationships with, the communities we serve. Our management combines extensive knowledge of medical transportation and fire protection services with operations, finance, billing and collections, insurance, risk and safety and federal affairs expertise. A significant portion of the compensation of our senior management and division general managers comes from an incentive program that ties bonuses to achieving financial and operating goals and other individual objectives established for each participant.

Our Business Strategy

Our business strategy is to continue to strengthen our core businesses and to build upon our economies of scale, while providing the highest possible quality of medical transportation, fire protection and related services for the customers and patients we serve. The key elements of our business strategy are the following:

Expand Within Existing and Contiguous Service Areas

We believe we can maximize our return on the infrastructure we have built in our existing operating areas by continuing to expand services in those areas and areas contiguous to them. We have significantly improved our financial performance since fiscal 2002 by focusing on same service area growth. In areas where we are the 911 emergency medical transportation provider, we seek to leverage this visibility and stature to compete for and win non-emergency medical transportation business. This strategy increases our utilization of ambulances through a balanced growth of both emergency and non-emergency medical transportation services. Our strategy also enables us to gain operational efficiencies and effectively manage our costs and assets by leveraging our fleet, communications systems and management within our existing service areas. Our efforts contributed to same-service area growth in the medical transportation and related service business of 6.7 percent and 9.1 percent for the last two fiscal years, respectively.

Maximize Cash Collections

We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. Our net/net EMS APC, which we believe to be our best approximation of cash collected per transport, improved to $327 for fiscal 2005 compared to $310 for fiscal 2004.

Selectively Enter New Markets

We continue to pursue contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers and fire districts in select new markets. Among the criteria we set for entering a new market are whether we can provide both 911 emergency and non-emergency medical transportation services, geographic proximity to existing operations, expected revenues and margins, payer mix, medical transportation demands, competitive profiles and demographic trends. In entering new markets we have employed a number of innovative strategies and solutions, such as in San Diego where we have formed a limited liability company with the city through which we partner to share expenses and split profits, and in other communities where we work with existing emergency responders by integrating members of the community’s fire department with our crews. We believe that these and other innovative solutions can create closer ties with the community and provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment and enhanced levels of service while saving taxpayer dollars. During fiscal 2005, we became the exclusive emergency medical transportation service provider to the City of Tacoma, Washington and at the start of fiscal 2006 we began providing exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon.

Invest in Technology to Improve Operating Efficiencies

We have developed proprietary technology systems to create operating efficiencies and improve the overall quality of service offerings. In addition, we invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

•	Proprietary Billing System. We have developed a proprietary medical transportation billing and collections system which is operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology has resulted in a significant improvement in our ability to collect outstanding claims on a timely basis.

•	Rural/Metro Electronic Patient Care Reporting System (“R/M ePCR”). Our R/M ePCR technology initiative is designed to enhance and expedite the process of capturing clinical patient data, transferring the data to receiving healthcare facilities and submitting claims for reimbursement of our medical transportation services. Upon implementation, electronic patient care records will replace paper patient care records and provide ambulance crews with clinical flowcharts to fully document each patient assessment and procedure performed.

•	Internet-based scheduling software. In an effort to minimize unnecessary overtime and eliminate duplicative scheduling among EMS and fire crews, we implemented Internet-based scheduling software designed to maximize efficiencies in crew staffing. We believe this software enables the reduction of unscheduled overtime while producing schedules by shift, department and location and has resulted in an overall reduction of labor costs.

•	DriveCam technology. In an effort to reduce insurance costs and improve safety, we have begun installing on-board monitoring systems in our ambulances. These systems monitor operator performance against safe driving standards. We expect the implementation of this technology over the next several years in selected areas to result in the reduction of claims and vehicle maintenance costs.

Improve Workplace Safety and Reduce Insurance Costs

We have consistently placed workplace health and safety among our highest priorities due, in part, to escalating insurance costs. Our management, risk management and quality assurance staffs aggressively conduct risk management programs for quality assurance, loss prevention and early intervention. We believe in creating a culture among our workforce that encourages and demonstrates a committed approach to workplace health and safety. Over the past several years, we have implemented a variety of safety initiatives that support this commitment, including enhanced facility audits, additional accident reporting guidelines, introduction of an employee risk-management hotline and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We have developed an extensive claims database that we use to manage our business and identify risks and trends, thereby allowing us to focus our programs and training on identifying and minimizing risk exposure. We actively promote early reporting, evaluation and resolution of incidents that may evolve into claims. We will continue to search out and implement innovative ways to reduce our insurance claims, manage insurance expenses and improve the overall safety of our work environment.

Operating Statistics

The following is a summary of certain key operating statistics. Medical transports and Net/Net Average Patient Charge statistics have been adjusted to eliminate discontinued operations.

	Years Ended June 30,
	2005	2004	2003
Medical Transports (1)	1,079,623	1,042,502	993,786
Net/Net Average Patient Charge (2)	$327	$310	$294
Average DSO (3)	45	42	44

(1)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports, excluding those under fixed-fee arrangements.
(2)	Net/Net Average Patient Charge is defined as gross medical transport revenue minus provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.
(3)	Average DSO is defined as average accounts receivable divided by consolidated net revenue per day, as calculated on a year-to-date basis. The 3 day increase in DSO from June 30, 2004 to June 30, 2005 was due to differences in the timing of revenue growth as compared to the growth in the average account receivable balances.

Factors Affecting Our Operating Results

Refinancing transaction

As discussed in the Refinancing Activities section of Liquidity and Capital Resources below, we effected a refinancing transaction on March 4, 2005, whereby we entered into new senior secured credit facilities in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility, a $20.0 million revolving credit facility and a $35.0 million prefunded letter of credit facility. Additionally, we issued $125.0 million aggregate principal amount 9.875% senior subordinated notes and $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% senior discount notes. We used the proceeds from these issuances, together with $13.3 million of cash on hand, to repay the old credit facility due December 2006 and the 7.875% Senior Notes due March 2008.

In connection with these refinancing activities, we recorded $8.2 million of early debt extinguishment costs during fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

On May 16, 2005, we made a $7.0 million unscheduled principal repayment on our Term Loan B as allowed under the provisions of the credit facility.

Insurance Programs

Over the past two years we have worked diligently to close all insurance-related claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives. These programs include the implementation of drive cam technology in the ambulance fleet; ergonomic safety programs designed to reduce on-the-job injuries; and complementary return to work, fit for duty, and wellness programs.

The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a $6.5 million reduction in our insurance cost for the year ended June 30, 2005.

See the Insurance section of Liquidity and Capital Resources for further discussion of our insurance programs.

Management Incentives

In connection with the refinancing of our debt during fiscal 2005, we paid a one-time bonus to certain members of management of $1.8 million. In addition, we paid bonuses of $1.35 million each to the CEO and CFO related to the officers successfully completing the operational goals contemplated in the debt refinancing. These operational goals included the reduction of insurance costs, entry into new markets, our positioning relative to covenants set forth in the refined credit arrangements and other matters as the Board deemed relevant. Further consideration was given to an unscheduled principal payment on our Term Loan B in May 2005 as allowed under the provisions of the 2005 Credit Facility.

Income Taxes

During fiscal 2005, we reversed $86.4 million of deferred tax asset valuation allowances. This was reflected as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. See the Income Tax Provision section of Results of Operations for further discussion.

Discontinued Operations

During fiscal 2005, we ceased operating in four medical transportation service areas as a result of those service areas not meeting internal operational and profitability measures. We also ceased operating in one fire service area as part of a strategic decision for our planned exit as the contracted provider of fire protection services. The results of those service areas for the years ended June 30, 2005, 2004 and 2003 are included in income from discontinued operations.

New Contracts

Fiscal 2005

We continue to selectively enter into new markets. We commenced a new contract as the exclusive emergency medical transportation service provider to the City of Tacoma, Washington on October 1, 2004. We previously provided medical transportation services to the City of Tacoma on a limited basis.

Fiscal 2006

We were awarded a five-year contract for exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon which began July 1, 2005. We were also awarded a two-year contract as the exclusive emergency and non-emergency medical transportation services provider for the City of Roswell, New Mexico and surrounding Chaves County beginning fiscal 2006. Additionally, we were awarded a four-year contract to become the exclusive provider of emergency medical transportation services in San Miguel County and the City of Las Vegas, New Mexico. The final terms of the contract are being negotiated and we expect to begin providing service during fiscal 2006.

Results of Operations

Year Ended June 30, 2005 Compared To Year Ended June 30, 2004—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for the years ended June 30, 2005 and 2004. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2005	% of Net Revenue	2004	% of Net Revenue	Change	% Change
Net revenue	$531,084	100.0%	$493,773	100.0%	$37,311	7.6%

Operating expenses:
Payroll and employee benefits	272,574	51.3%	254,757	51.6%	17,817	7.0%
Provision for doubtful accounts	87,298	16.4%	86,717	17.6%	581	0.7%
Depreciation and amortization	11,046	2.1%	10,990	2.2%	56	0.5%
Other operating expenses	119,033	22.4%	111,217	22.5%	7,816	7.0%

Total operating expenses	489,951	92.3%	463,681	93.9%	26,270	5.7%

Operating income	41,133	7.7%	30,092	6.1%	11,041	36.7%
Interest expense	(29,579)	(5.6%)	(29,243)	(5.9%)	(336)	1.1%
Interest income	305	0.1%	97	—	208	214.4%
Loss on early extinguishment of debt	(8,170)	(1.5%)	—	—	(8,170)	—

Income from continuing operations before income taxes and minority interest	3,689	0.7%	946	0.2%	2,743	290.0%
Income tax benefit (provision)	82,817	15.6%	(16)	—	82,833	—
Minority interest	(102)	—	475	0.1%	(577)	(121.5%)

Income from continuing operations	86,404	16.3%	1,405	0.3%	84,999	—
Income from discontinued operations	1,927	0.4%	4,806	1.0%	(2,879)	(59.9%)

Net income	$88,331	16.6%	$6,211	1.3%	$82,120	—

Income per share
Basic—
Income from continuing operations applicable to common stock	$3.81		$0.29		$3.52
Income from discontinued operations applicable to common stock	0.09		0.23		(0.14)

Net income	$3.90		$0.52		$3.38

Diluted—
Income from continuing operations applicable to common stock	$3.58		$0.06		$3.52
Income from discontinued operations applicable to common stock	0.08		0.22		(0.14)

Net income	$3.66		$0.28		$3.38

Average number of common shares outstanding—Basic	22,674		16,645		6,029

Average number of common shares outstanding—Diluted	24,105		21,817		2,288

We generated consolidated net revenue of $531.1 million for the year ended June 30, 2005 compared to $493.8 million for the year ended June 30, 2004. The increase of $37.3 million, or 7.6 percent, in net revenue is primarily a result of an increase in medical transportation and related service revenue of $31.6 million.

Total consolidated operating expenses increased $26.3 million to $490.0 million for the year ended June 30, 2005 compared to $463.7 million for the year ended June 30, 2004. However, as a percentage of net revenue, consolidated operating expenses were 160 basis points lower for the year ended June 30, 2005 compared to the previous year. The decrease primarily resulted from a 120 basis point decline in provision for doubtful accounts as a percentage of net revenue driven by a shift in the allocation between contractual discounts and bad debt expense as a result of rate increases and historical collection patterns, the termination of lower rate contracts and an increase in fire services revenue which is primarily a subscription business where payment is received in advance of services being provided.

For the year ended June 30, 2005, income from continuing operations was $86.4 million, or $3.58 per diluted share, compared to income from continuing operations of $1.4 million, or $0.06 per diluted share, for the year ended June 30, 2004. These results reflect revenue and operating margin growth as well as a $83.9 million, or $3.48 per diluted share, reversal of tax valuation allowances and an $8.2 million, or $0.34 per diluted share, loss on early extinguishment of debt as discussed in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Years Ended June 30,
	2005	2004	$ Change	% Change
Medical transportation and related services	$469,114	$437,492	$31,622	7.2%
Fire and other services	61,970	56,281	5,689	10.1%

Total net revenue	$531,084	$493,773	$37,311	7.6%

Medical Transportation and Related Services

Consolidated medical transportation and related services revenue for the year ended June 30, 2005 was $469.1 million, a 7.2 percent increase from $437.5 million a year ago. This increase is primarily comprised of $29.5 million or 6.7 percent growth in same service area revenue attributable to a greater number of transports and higher rates. Additionally, new contracts contributed $2.1 million to revenue growth.

The following table shows a comparison of consolidated transport volumes:

	Years Ended June 30,
	2005	2004	Transport Change	% Change
Medical transportation	1,079,623	1,042,502	37,121	3.6%
Alternative transportation	85,075	83,264	1,811	2.2%

Total transports from continuing operations	1,164,698	1,125,766	38,932	3.5%

Transports in areas that we served in both fiscal 2005 and 2004 increased by approximately 31,600 transports. The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, there was an increase of approximately 5,500 transports related to a new contract with the City of Tacoma, Washington.

Consolidated net/net EMS APC for the year ended June 30, 2005 was $327 compared to $310 for fiscal 2004. The increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the change in payor mix in select markets, the termination of lower rate contracts and operating efficiencies associated with improvements to our billing and collection procedures.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $230.0 million and $180.2 million for fiscal 2005 and 2004, respectively. Such discounts represented 34.0 percent and 30.2 percent of gross medical transportation and related services fees for the years ended June 30, 2005 and 2004, respectively. The increase of 380 basis points is primarily a result of an overall increase in rates as we are unable to pass on these rates to Medicare, Medicaid and certain payers as well as a shift in the allocation between contractual discounts and bad debt expense.

Fire and Other Services

Consolidated fire and other services revenue grew 10.1 percent, to $62.0 million for the year ended June 30, 2005 compared to $56.3 million for the previous year. This increase is primarily due to growth of $3.6 million or 10.2 percent in fire subscription revenue due to higher rates and a greater number of subscribers. Fire contract revenue, which primarily relates to fire protection services at regional airports, grew $1.2 million or 10.0 percent over the previous year primarily as a result of rate increases in various fire contracts.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased 7.0 percent to $272.6 million for the year ended June 30, 2005 compared to $254.8 million in the prior year. The overall increase is related to higher management incentive expenses and increased salary expense partially offset by lower workers’ compensation expense. Payroll and employee benefits’ as a percentage of net revenue was 51.3 percent and 51.6 percent for the years ended June 30, 2005 and 2004, respectively, with the decrease resulting primarily from operational efficiencies and reductions in workers’ compensation expense partially offset by higher management incentives as discussed below.

Management incentives for fiscal 2005 include a one-time bonus of $1.8 million paid to certain members of management in conjunction with our debt refinancing, $1.1 million related to an amendment to our CEO’s employment agreement which allows him to participate in the fiscal 2005 MIP, and $1.6 million of increased incentive pay as a result of meeting certain fiscal 2005 operational and profitability goals. In addition, we paid bonuses of $1.35 million each to the CEO and CFO during fiscal 2005 related to the officers successfully completing the operational goals contemplated in the debt refinancing. These operational goals included the reduction of insurance costs, entry into new markets, the positioning of the Company relative to covenants set forth in the refined credit arrangements and other matters as the Board deemed relevant. Further consideration was given to an unscheduled principal payment on our Term Loan B in May 2005 as allowed under the provisions of the 2005 Credit Facility.

Salary expense for the year ended June 30, 2005 increased primarily due to greater medical transport activity, additional scheduled overtime and general wage rate increases.

During fiscal 2005, we incurred a $0.2 million premium adjustment related to a retrospective payroll audit for workers’ compensation insurance for the policy year ended April 30, 2004. During fiscal 2004, we received a refund of $1.2 million related to a premium payroll audit for workers compensation insurance for the policy year ended April 30, 2003.

Over the past two years we have worked diligently to close insurance-related claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives. These programs include the implementation of ergonomic safety programs designed to reduce on-the-job injuries; and complementary return to work, fit for duty, and wellness programs. The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a decrease to workers’ compensation expense of $2.6 million during fiscal 2005. Additionally, we recorded a $0.9 million receivable related to a retrospective rating adjustment for policy years ended April 30, 2003 and 2004. These adjustments are reflected as reductions in payroll and employee benefits for year ended June 30, 2005.

Provision for Doubtful Accounts

Provision for doubtful accounts increased 0.7 percent to $87.3 million for the year ended June 30, 2005 as compared to $86.7 million a year ago. The provision for doubtful accounts as a percentage of net medical transportation and related services fees was 19.6 percent and 20.9 percent for fiscal 2005 and 2004, respectively. The 130 basis point decrease primarily resulted from a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns and the termination of lower rate contracts.

The following is a summary of activity in the allowance for doubtful accounts during the fiscal years ended June 30, 2005 and 2004 (in thousands):

	As of June 30,
	2005	2004
Balance at beginning of year	$59,430	$48,422
Provision for doubtful accounts—continuing operations	87,298	86,717
Provision for doubtful accounts—discontinued operations	732	4,760
Write-offs of uncollectible accounts	(80,521)	(80,469)

Balance at end of year	$66,939	$59,430

Other Operating Expenses

Other operating expenses totaled $119.0 million for the year ended June 30, 2005, a 7.0 percent increase over $111.2 million for the year ended June 30, 2004. This increase was principally due to higher professional fees of $3.1 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act and increases of $2.2 million and $1.1 million in fuel expense and vehicle maintenance, respectively, driven by increases in the number of transports and the cost of fuel. These increases were partially offset by a $3.4 million reduction in general liability insurance expense resulting from favorable historical claims experience during fiscal 2005.

Interest Expense

Interest expense increased 1.1 percent to $29.6 million for the year ended June 30, 2005 as compared to $29.2 million in the previous year primarily as a result of a higher average effective interest rate partially offset by $0.8 million of penalty interest accrued during fiscal 2004 due to non-compliance with covenants contained in our old credit facility agreement. See Liquidity and Capital Resources – Refinancing Activities for further discussion of our new financing structure.

Loss on Early Extinguishment of Debt

In connection with our debt refinancing transaction, we recorded $8.2 million of early debt extinguishment costs during fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Liquidity and Capital Resources – Refinancing Activities for further discussion.

Minority Interest

The change in minority interest expense is due to net income in our joint venture with the City of San Diego for fiscal 2005 compared to a net loss in fiscal 2004. Income was generated in the current year compared to the loss in the previous year primarily due to growth in net revenue as a result of increases in both rates and transports.

Income Tax Provision

Income tax benefit for the fiscal year ended June 30, 2005 was $82.8 million compared to income tax provision of $16,000 for the previous year. The current year benefit included a $83.9 million net deferred tax benefit in connection with the reversal of the valuation allowance as discussed below.

As required by generally accepted accounting principles, we assess the recoverability of our deferred tax assets on a regular basis and we record a valuation allowance for any such assets where recoverability has been determined to be unlikely. In prior periods, we maintained a full valuation allowance against our deferred tax assets, which consist primarily of our federal and state net operating loss carryforwards and our federal capital loss carryforwards, as we had concluded, based upon the available evidence, that realization was unlikely. During the fourth quarter of fiscal 2005, we completed our most recent recoverability assessment and concluded that based upon our profitability over the last few years, the expectation that profitable operations will continue, and completion of the refinancing transactions described in Note 9 to the consolidated financial statements, it is now likely that $86.4 million of our deferred tax assets will be recovered in the future. We reflected the related valuation allowance release as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. The portion of the valuation allowance release recorded as a reduction of goodwill relates to acquired net operating losses for which a related benefit had not previously been recognized. We continue to maintain a valuation allowance of $33.2 million for those net operating loss and capital loss carryforwards that we currently expect will expire prior to utilization. We will continue to periodically conduct recoverability assessments in the future.

Beginning in fiscal 2006, we expect to record income tax provisions at an effective tax rate of approximately 46%. This rate includes the effect of non-deductible interest expense related to our 12.75% Senior Discount Notes. On a cash basis, however, we expect to pay minimal income taxes in the foreseeable future through the utilization of our federal and state net operating loss carryforwards described above.

Discontinued Operations

We ceased operating in four medical transportation service areas during 2005 as a result of these service areas not meeting our internal operational and profitability measures. We also ceased operating in one fire service area as part of a strategic decision for our planned exit as the contracted provider of fire protection services in this service area. The results of these service areas for the years ended June 30, 2005 and 2004 are included in income from discontinued operations as well as the results of service areas in which we ceased operating during fiscal 2004 as described below.

Net revenue for discontinued service areas totaled $31.4 million and $49.7 million for the years ended June 30, 2005 and 2004, respectively. Excluding the allocation of certain fixed overhead costs, these service areas generated income of $1.9 million and $4.8 million, net of income taxes of $1.1 million and $0.3 million, in the years ended June 30, 2005 and 2004, respectively.

Year Ended June 30, 2005 Compared To Year Ended June 30, 2004 — Segments

Overview

We provide emergency and non-emergency medical transportation services, private fire protection services, primarily on a subscription fee basis, and certain other services.

We reevaluated our segment disclosures in 2005 in light of the issuance of Emerging Issues Task Force Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. As a result of this guidance, we have revised our segment disclosures to present four regionally-based reportable segments which correspond with the manner in which the associated operations are managed and evaluated by senior management. These revised segments comprise operations within the following states:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California, Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reportable segment provides medical transportation services while our fire services are provided in Segments B and C.

The key drivers that impact net medical transportation revenues include rates charged for such services, payer mix, number of transports and subsidies. These factors can vary significantly from market to market and also can change over time. A key profitability indicator is net/net APC, which represents revenue net of contractual allowances and provision for doubtful accounts, as this financial measure encompasses all of the revenue factors as well as billing and collections effectiveness. The main drivers of fire and other revenue are fire subscription rates and the number of subscribers.

Segment A

The following table presents financial results and key operating statistics for Segment A for the years ended June 30, 2005 and 2004 (in thousands, except net/net APC and medical transports):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$119,399	$120,934	$(1,535)	(1.3%)
Other services	3,599	3,895	(296)	(7.6%)

Total net revenue	$122,998	$124,829	$(1,831)	(1.5%)

Segment profit	$14,825	$11,855	$2,970	25.0%
Operating margin	12.1%	9.5%
Medical transports	317,167	315,090	2,077	0.7%
Net/net APC	$292	$288	$4	1.4%

Segment A’s net revenue for fiscal 2005 decreased 1.5 percent to $123.0 million from $124.8 million in fiscal 2004 primarily as a result of changes in payer mix in certain markets.

Segment A’s profit for fiscal 2005 increased $3.0 million, or 25.0 percent, from $11.8 million to $14.8 million. This increase was driven by improved operating margins which increased from 9.5 percent in fiscal 2004 to 12.1 percent in fiscal 2005. Operating efficiencies, principally reductions in payroll-related costs and the provision for doubtful accounts, were the key factor in margin growth more than offsetting the impact of lower net revenue.

Segment B

The following table presents financial results and key operating statistics for Segment B for the years ended June 30, 2005 and 2004 (in thousands, except net/net APC, medical transports and fire subscriptions):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$98,405	$96,384	$2,021	2.1%
Fire and other services	21,168	19,314	1,854	9.6%

Total net revenue	$119,573	$115,698	$3,875	3.3%

Segment profit	$9,844	$9,801	$43	0.4%
Operating margin	8.2%	8.5%
Medical transports	285,509	281,038	4,471	1.6%
Net/net APC	$265	$254	$11	4.3%
Fire subscriptions	35,155	35,063	92	0.3%

Segment B’s net revenue for fiscal 2005 increased 3.3 percent to $119.6 million from $115.7 million in fiscal 2004 primarily due to higher rates and a greater number of transports as well as growth in the number of fire subscriptions and higher fire subscription rates.

Segment B’s profit for fiscal 2005 was consistent with the prior year. Operating margins of 8.2 percent declined slightly from the 8.5 percent achieved in the previous year as higher payroll related costs and other operating expenses offset an increase in net revenue and a decline in the provision for doubtful accounts.

Segment C

The following table presents financial results and key operating statistics for Segment C for the years ended June 30, 2005 and 2004 (in thousands, except net/net APC, medical transports and fire subscriptions):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$135,521	$113,216	$22,305	19.7%
Fire and other services	35,861	32,328	3,533	10.9%

Total net revenue	$171,382	$145,544	$25,838	17.8%

Segment profit	$21,908	$16,072	$5,837	36.3%
Operating margin	12.8%	11.0%
Medical transports	241,446	224,600	16,846	7.5%
Net/net APC	$475	$428	$47	11.0%
Fire subscriptions	78,619	73,784	4,835	6.6%

Segment C’s net revenue for fiscal 2005 increased 17.8 percent to $171.4 million from $145.5 million in fiscal 2004 primarily due to higher rates, growth in the number of transports as well as a greater number of fire subscriptions and higher fire subscription rates.

Segment C’s profit for fiscal 2005 grew 36.3 percent from $16.1 million to $21.9 million. This increase was primarily due to improved operating margins which increased from 11.0 percent in fiscal 2004 to 12.8 percent in fiscal 2005 primarily as a result of operating efficiencies and higher medical transportation service rates. Rate increases also contributed to 11.0 percent growth in net/net APC from $428 in fiscal 2004 to $475 in fiscal 2005.

Segment D

The following table presents financial results and key operating statistics for Segment D for the years ended June 30, 2005 and 2004 (in thousands, except net/net APC and medical transports):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$115,789	$106,958	$8,831	8.3%
Other services	1,342	744	598	80.4%

Total net revenue	$117,131	$107,702	$9,429	8.8%

Segment profit	$5,602	$3,354	$2,248	67.0%
Operating margin	4.8%	3.1%
Medical transports	235,501	221,774	13,727	6.2%
Net/net APC	$294	$298	$(4)	(1.3%)

Segment D’s net revenue for fiscal 2005 increased 8.8 percent to $117.1 million from $107.7 million in fiscal 2004 primarily due to 6.2 percent growth in the number of transports and higher revenue from master contracts with hospitals and healthcare facilities. Our new service area in Tacoma, Washington resulted in 5,500 additional transports and contributed to higher net revenue in fiscal 2005. The increase in other services revenue of $0.6 million from $0.7 million in fiscal 2004 to $1.3 million in fiscal 2005 is primarily due to consulting fees.

Segment D’s profit for fiscal 2005 increased $2.2 million, or 67.0 percent, from $3.4 million to $5.6 million. This increase was primarily due to improved operating margins which increased from 3.1 percent in fiscal 2004 to 4.8 percent in fiscal 2005 primarily as a result of operating efficiencies, consisting principally of lower other operating expenses. Net/net APC decreased 1.3 percent principally due to a change in payer mix.

Year Ended June 30, 2004 Compared To Year Ended June 30, 2003—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for the years ended June 30, 2004 and 2003. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2004	% of Net Revenue	2003	% of Net Revenue	$ Change	% Change
Net revenue	$493,773	100.0%	$452,723	100.0%	$41,050	9.1%

Operating expenses:
Payroll and employee benefits	254,757	51.6%	242,949	53.7%	11,808	4.9%
Provision for doubtful accounts	86,717	17.6%	76,753	17.0%	9,964	13.0%
Depreciation and amortization	10,990	2.2%	11,628	2.6%	(638)	(5.5%)
Other operating expenses	111,217	22.5%	103,518	22.9%	7,699	7.4%
Restructuring charge and other	—	—	(1,421)	(0.3%)	1,421	100.0%

Total operating expenses	463,681	93.9%	433,427	95.7%	30,254	7.0%

Operating income	30,092	6.1%	19,296	4.3%	10,796	55.9%
Interest expense	(29,243)	(5.9%)	(28,012)	(6.2%)	(1,231)	4.4%
Interest income	97	—	197	—	(100)	(50.8%)

Income (loss) from continuing operations before income taxes and minority interests	946	0.2%	(8,519)	(1.9%)	9,465	111.1%
Income tax provision	(16)	—	—	—	(16)	—
Minority interest	475	0.1%	(1,507)	(0.3%)	1,982	131.5%

Income (loss) from continuing operations	1,405	0.3%	10,026	(2.2%)	11,431	114.0%
Income from discontinued operations	4,806	1.0%	18,992	4.2%	(14,186)	74.7%

Net income	$6,211	1.3%	$8,966	2.0%	$(2,755)	(30.7%)

Income (loss) per share
Basic—
Income (loss) from continuing operations applicable to common stock	$0.29		$(0.85)		$1.13
Income from discontinued operations applicable to common stock	0.23		1.18		(0.94)

Net income	$0.52		$0.33		$0.19

Diluted—
Income (loss) from continuing operations applicable to common stock	$0.06		$(0.85)		$0.90
Income from discontinued operations applicable to common stock	0.22		1.18		(0.95)

Net income	$0.28		$0.33		$(0.05)

Average number of common shares outstanding—Basic	16,645		16,116		529

Average number of common shares outstanding—Diluted	21,817		16,116		5,701

We generated consolidated net revenue of $493.8 million for the year ended June 30, 2004 compared to $452.7 million for the year ended June 30, 2003. The increase of $41.1 million or 9.1 percent in net revenue is primarily a result of an increase in medical transportation and related service revenue of $40.7 million.

Total consolidated operating expenses increased $30.3 million to $463.7 million for the year ended June 30, 2004 compared to $433.4 million for the same period in 2003. However, as a percentage of net revenue, operating expenses were 180 basis points lower for fiscal 2004 compared to fiscal 2003. The decrease is primarily a result of a 210 basis point decline in payroll and employee benefits as a percentage of net revenue for the year ended June 30, 2004 compared to the year ended June 30, 2003 as a result of an increase in operational efficiencies, which resulted in less overtime and regular pay to service the increase in net revenue, and a workers’ compensation premium refund of $1.2 million.

For the year ended June 30, 2004, income from continuing operations was $1.4 million, or $0.06 per diluted share, compared to a loss from continuing operations of $10.0 million, or $0.85 per diluted share for the year ended June 30, 2003. These results reflect an increase in interest expense of $1.2 million primarily related to increased interest rates resulting from the renegotiation of our credit facility in fiscal 2003 and increased amortization of deferred financing costs related to the renegotiation as well as the additional items and factors discussed below.

Net Revenue

A comparison of consolidated net revenue by business is included in the table below (in thousands):

	Years Ended June 30,		$ Change	% Change
	2004	2003
Medical transportation and related services	$437,492	$396,749	$40,743	10.3%
Fire and other services	56,281	55,974	307	0.5%

Total net revenue	$493,773	$452,723	$41,050	9.1%

Medical Transportation and Related Services

Consolidated medical transportation and related service revenue increased $40.7 million, or 10.3 percent, from $396.7 million for the year ended June 30, 2003 to $437.5 million for the year ended June 30, 2004. This increase is primarily comprised of a $36.0 million increase in same service area revenue attributable to an increase in transports and an increase in rates. Additionally, there was a $5.8 million increase in revenue related to new contracts offset by a $1.1 million decrease related to service areas that were closed in fiscal 2003.

A comparison of consolidated transports is included in the table below:

	Years Ended June 30,		Transport Change	% Change
	2004	2003
Medical transportation	1,042,502	993,786	48,716	4.9%
Alternative transportation	83,264	81,735	1,529	1.9%

Total transports from continuing operations	1,125,766	1,075,521	50,245	4.7%

Transports in areas that we served in both fiscal 2004 and 2003 increased by approximately 36,100 transports. The increase in transports is a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, there was an increase of approximately 14,300 transports related to new contracts. The net/net APC for ambulance transports made in fiscal 2004 was $310 compared to $294 for fiscal 2003. The increase in net/net

APC for ambulance transports is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services, the termination of lower rate contracts and operating efficiencies associated with billing initiatives.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $180.2 million and $147.7 million for fiscal 2004 and 2003, respectively. Such discounts represented 30.2 percent and 28.3 percent of gross medical transportation and related services fees for the years ended June 30, 2004 and 2003, respectively. The increase of 190 basis points is primarily a result of an overall increase in rates as we are unable to pass on these rates to Medicare, Medicaid and certain payers as well as a shift in the allocation between contractual discounts and bad debt expense.

Fire and Other Services

Consolidated fire and other services revenue increased $0.3 million, or 0.5 percent, from $56.0 million for the year ended June 30, 2003 to $56.3 million for the year ended June 30, 2004. The increase is primarily due to an increase in fire subscription revenue of $3.1 million, or 9.6 percent, as a result of an increase in rates partially offset by a $1.4 million decrease in forestry and fire fee revenue related to the particularly active wildfire season in fiscal 2003 compared to fiscal 2004.

Operating Expenses

Payroll and Employee Benefits

The 4.9 percent increase in payroll and employee benefits from $242.9 million in fiscal 2003 to $254.8 in fiscal 2004 is primarily related to an increase in transports, which in turn resulted in an increase in regular, overtime and fill-in wages of $9.2 million. In addition, we received a workers’ compensation premium refund of $1.2 million during the year ended June 30, 2004. Payroll and employee benefits’ as a percentage of net revenue was 51.6 percent and 53.7 percent for the years ended June 30, 2004 and 2003, respectively, with the decrease resulting primarily from operational efficiencies, which have yielded less overtime and regular pay to service the increase in net revenue, as well as the $1.2 million workers’ compensation premium refund discussed above.

Provision for Doubtful Accounts

Provision for doubtful accounts increased 13.0 percent to $86.7 million for the year ended June 30, 2004 from $76.8 million in fiscal 2003 primarily due to growth in medical transportation and related services net revenue. The provision for doubtful accounts as a percentage of net medical transportation and related services fees was 20.9 percent and 20.4 percent for the years ended June 30, 2004 and 2003, respectively. This percentage has remained consistent as the mix in the relationship between Medicare, Medicaid and other third party payer discounts and doubtful accounts has remained stable year over year.

A summary of activity in our allowance for doubtful accounts during the fiscal years ended June 30, 2004 and 2003 is as follows (in thousands):

	As of June 30,
	2004	2003
Balance at beginning of year	$48,422	$37,966
Provision for doubtful accounts–continuing operations	86,717	76,753
Provision for doubtful accounts–discontinued operations	4,760	8,293
Write-offs of uncollectible accounts	(80,469)	(74,590)

Balance at end of year	$59,430	$48,422

Depreciation and Amortization

Depreciation and amortization decreased $0.6 million, or 5.5 percent, from $11.6 million in fiscal 2003 to $11.0 million in fiscal 2004 primarily due to reduced capital expenditures in recent years as well as certain assets becoming fully depreciated.

Other Operating Expenses

Other operating expenses increased $7.7 million, or 7.4 percent, from $103.5 million in fiscal 2003 to $111.2 million in fiscal 2004 primarily due to a $3.6 million increase in general liability insurance expense due to increased premium rates in the new policy year, a $1.5 million increase in vehicle related expenses due to higher fuel costs as well as generally higher other operating expenses.

Restructuring and Other

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

Interest Expense

Interest expense increased $1.2 million, or 4.4 percent for the year ended June 30, 2004 as compared to the previous year primarily as a result of a higher average effective interest rate and penalty interest accrued during fiscal 2004 due to non-compliance with covenants contained in our old credit facility agreement. Additionally, greater amortization of deferred financing costs for the year ended June 30, 2004 relating to the renegotiation of our previous credit facility contributed to the overall increase in interest expense.

Minority Interest

The change in minority interest is a result of the net loss at our joint venture for the year ended June 30, 2004 as compared to net income generated for the year ended June 30, 2003. The loss in current year is primarily a result of a $0.6 million increase in general, auto and professional insurance expense and an increase in payroll and payroll related costs of $1.3 million.

Discontinued Operations

During fiscal 2004 we ceased operating in 10 medical transportation service areas as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in three fire and other service areas, one of which was due to the customer filing Chapter 11, one of which was sold as we continue to dispose of non-core businesses and one of which was due to the city converting the service area to a fire district. The results of these service areas for the years ended June 30, 2004 and 2003 are included in income (loss) from discontinued operations as well as the results of service areas in which we ceased operating during fiscal 2005 as described above.

Net revenue for discontinued service areas totaled $49.7 million and $67.8 million for the years ended June 30, 2004 and 2003, respectively. These service areas generated income of $4.8 million and $6.7 million, net of income taxes of $0.3 million and $0.2 million, during the years ended June 30, 2004 and 2003, respectively.

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

Revenue relating to our Latin American operations totaled $2.4 million for the year ended June 30, 2003. Our Latin American operations generated a loss of $0.2 million for the year ended June 30, 2003.

Year Ended June 30, 2004 Compared To Year Ended June 30, 2003—Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for the years ended June 30, 2004 and 2003 (in thousands, except net/net APC and medical transports):

	2004	2003	$ Change	% Change
Net Revenue
Medical transportation and related services	$120,934	$111,038	$9,896	8.9%
Other services	3,895	5,039	(1,144)	(22.7%)

Total net revenue	$124,829	$116,077	$8,752	7.5%

Segment profit	$11,855	$9,276	$2,579	27.8%
Operating margin	9.5%	8.0%
Medical transports	315,090	309,026	6,064	2.0%
Net/net APC	$288	$277	$11	4.0%

Segment A’s net revenue for fiscal 2004 increased 7.5 percent to $124.8 million from $116.1 million in fiscal 2003 primarily due to rate increases and 2.0 percent growth in the number of transports. The decrease in other revenue was due to the discontinuation of outside fleet repair services in fiscal 2004.

Segment A’s profit for fiscal 2004 increased $2.6 million, or 27.8 percent, from $9.3 million to $11.9 million. This increase was driven by improved operating margins which increased from 8.0 percent in fiscal 2003 to 9.5 percent in fiscal 2004 driven by operating efficiencies and the impact of rate increases which also contributed to a 4.0 percent increase in net/net APC.

Segment B

The following table presents financial results and key operating statistics for Segment B for the years ended June 30, 2004 and 2003 (in thousands, except net/net APC, medical transports and fire subscriptions):

	2004	2003	$ Change	% Change
Net Revenue
Medical transportation and related services	$96,384	$85,037	$11,347	13.3%
Fire and other services	19,314	19,227	87	0.5%

Total net revenue	$115,698	$104,264	$11,434	11.0%

Segment profit	$9,801	$8,670	$1,131	13.0%
Operating margin	8.5%	8.3%
Medical transports	281,038	268,289	12,749	4.8%
Net/net APC	$254	$249	$5	2.0%
Fire subscriptions	35,063	35,441	(378)	(1.1%)

Segment B’s net revenue for fiscal 2004 grew 11.0 percent to $115.7 million from $104.3 million in fiscal 2003 primarily due to a 4.8 percent increase in the number of transports.

Segment B’s profit for fiscal 2004 increased 13.0 percent to $9.8 million from $8.7 million for the prior year. Operating margins remained relatively consistent with the previous year, as net revenue growth was offset by higher provisions for doubtful accounts and payroll-related expenses. Net/net APC increased 2.0 percent from $249 in fiscal 2003 to $254 in fiscal 2004 primarily due to a slight change in payer mix.

Segment C

The following table presents financial results and key operating statistics for Segment C for the years ended June 30, 2004 and 2003 (in thousands, except net/net APC, medical transports and fire subscriptions):

	2004	2003	$ Change	% Change
Net Revenue
Medical transportation and related services	$113,216	$98,955	$14,261	14.4%
Fire and other services	32,328	31,005	1,323	4.3%

Total net revenue	$145,544	$129,960	$15,584	12.0%

Segment profit	$16,072	$8,285	$7,787	94.0%
Operating margin	11.0%	6.4%
Medical transports	224,600	203,653	20,947	10.3%
Net/net APC	$428	$402	$26	6.5%
Fire subscriptions	73,784	71,900	1,884	2.6%

Segment C’s net revenue for fiscal 2004 increased 12.0 percent to $145.5 million from $130.0 million in fiscal 2003 primarily due to higher rates and growth in the number of transports. During fiscal 2004, we began serving the Las Cruces, New Mexico market which contributed approximately 11,200 new transports. Fire and other services revenue grew 4.3 percent due to a greater number of fire subscribers and higher fire subscription rates.

Segment C’s profit for fiscal 2004 grew 94.0 percent from $8.3 million in fiscal 2003 to $16.1 million in fiscal 2004. This increase was primarily due to improved operating margins which increased from 6.4 percent in fiscal 2003 to 11.0 percent in fiscal 2004 driven by operating efficiencies and the impact of rate increases in certain markets which also contributed to a 6.5 percent increase in net/net APC.

Segment D

The following table presents financial results and key operating statistics for Segment D for the years ended June 30, 2004 and 2003 (in thousands, except net/net APC and medical transports):

	2004	2003	$ Change	% Change
Net Revenue
Medical transportation and related services	$106,958	$101,718	$5,240	5.2%
Other services	744	704	40	5.7%

Total net revenue	$107,702	$102,422	$5,280	5.2%

Segment profit	$3,354	$4,693	$(1,339)	(28.5%)
Operating margin	3.1%	4.6%
Medical transports	221,774	212,818	8,956	4.2%
Net/net APC	$294	$298	$(4)	(1.3%)

Segment D’s net revenue for fiscal 2004 increased 5.2 percent to $107.7 million from $102.4 million in fiscal 2003 primarily due to primarily due to higher rates and growth in the number of transports.

Segment D’s profit for fiscal 2004 declined $1.3 million, or 29 percent, from $4.7 million in fiscal 2003 to $3.4 million in fiscal 2004. This decrease was driven by lower operating margins resulting from higher provisions for doubtful accounts and increased other operating costs partially offset by growth in net revenue. Net/net APC declined 1.3 percent from $298 during fiscal 2003 to $294 during fiscal 2004 primarily due to the increased provisions for doubtful accounts.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various other assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to understanding our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements.

Medical Transportation and Related Services Revenue Recognition

Medical transportation and related services fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers. Because of the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $230.0 million, $180.2 million and $147.7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

The provisions for Medicare, Medicaid and other third-party payer discounts as a percentage of gross medical transportation and related services fees are as follows:

	Years Ended June 30,
	2005	2004	2003
Medicare	16.5%	14.7%	12.3%
Medicaid	9.9%	8.7%	8.2%
Other third-party	7.6%	6.8%	7.8%

Total discounts	34.0%	30.2%	28.3%

The increase in discounts as a percentage of gross medical transportation and related services revenue is a result of rate increases, some of which we are unable to pass on to Medicare and Medicaid. Based on the allocation of provisions between discounts and doubtful accounts, a one percent change in our estimated collection percentage would change net revenue by $4.9 million for the year ended June 30, 2005.

Provision for Doubtful Accounts for Medical Transportation Revenue

As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. Many factors contribute to the existence of uncollectible accounts, including the lack of timely filing of claim forms, the lack of documentation, insurance denials and the transport of uninsured patients. The provision for doubtful accounts percentage that is applied to gross medical transportation and related services fee revenue is calculated as the difference between the total expected collection percentage less percentages applied for discounts applicable to Medicare, Medicaid and other third-party payers described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on medical transportation and related services revenue from continuing operations totaled $87.3 million, $86.7 million and $76.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The provision for doubtful accounts as a percentage of gross medical transportation and related services fees was 12.9 percent, 14.6 percent and 14.7 percent for the years ended June 30, 2005, 2004 and 2003, respectively.

Based on the allocation of provisions between discounts and doubtful accounts, a one percent change in our estimated collections percentage would change the provision for doubtful accounts by $1.9 million for the year ended June 30, 2005.

Insurance Claim Reserves

In the ordinary course of our business, we are subject to accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. Additionally, certain of our operational contracts, as well as laws in certain of the areas where we operate, require that specified amounts of insurance coverage be maintained. In order to minimize the risk of exposure, and to attempt to comply with such legal and contractual requirements, we carry a broad range of insurance policies, including comprehensive general liability, automobile, property damage, professional, workers’ compensation and other lines of coverage. We typically renew each of these policies annually and purchase limits of coverage at levels management believes are appropriate, taking into account historical and projected claim trends, reasonable protection of our assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained may be achieved through a combination of primary policies, excess policies and self-insurance.

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as its historical claims experience. We also recognize a receivable from our insurers for amounts expected to be recovered in excess of our retention. We periodically evaluate the financial capacity of its insurers to assess the recoverability of the related receivables.

We engage third-party administrators (“TPAs”) to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on an annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained by us.

Reserves related to workers’ compensation claims totaled $12.8 million and $8.4 million at June 30, 2005 and 2004, respectively.

Reserves related to general liability claims totaled $21.6 million and $25.4 million at June 30, 2005 and 2004, respectively.

Income Tax Valuation

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

Liquidity and Capital Resources

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

We believe that cash flow from operations coupled with existing cash balances and funds available through the $20.0 million Revolving Credit Facility and the $35.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through June 30, 2006. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we periodically experience significant outflows of cash for debt service, insurance premiums, 401(k) matching contributions and management bonuses under the Management Incentive Plan. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes due March 2015 payable on September 15 and March 15, as well as estimated quarterly interest payments on our Term Loan B of approximately $1.9 million. In addition, a significant portion of our annual worker’s compensation and general liability insurance costs are paid in the fourth quarter of each fiscal year. These payments totaled $5.8 million and $7.3 million in fiscal 2005 and 2004, respectively.

We made a one-time payment of $1.5 million to our CEO under the terms of his employment agreement during the year ended June 30, 2005. We also paid bonuses to certain members of management totaling $1.8 million associated with the refinancing of our debt in fiscal 2005. In addition, we paid bonuses of $1.35 million each to the CEO and CFO during fiscal 2005 related to the officers successfully completing the operational goals contemplated in the debt refinancing. These operational goals included the reduction of insurance costs, entry into new markets, the positioning of the Company relative to covenants set forth in the refined credit arrangements and other matters as the Board deemed relevant. Further consideration was given to an unscheduled principal payment on our Term Loan B in May 2005 as allowed under the provisions of the 2005 Credit Facility.

During fiscal 2005, we paid a 401(k) Company match totaling $1.6 million with respect to plan year ended December 31, 2003.

The table below summarizes cash flow information for the years ended June 30, 2005, 2004 and 2003 (in thousands):

	Years Ended June 30,
	2005	2004	2003
Net cash provided by operating activities	$24,855	$14,501	$13,146
Net cash used in investing activities	(12,372)	(8,421)	(7,582)
Net cash used in financing activities	(11,167)	(2,269)	(3,659)

Operating Activities

Net cash provided by operating activities was higher in fiscal 2005 than fiscal 2004, as net income in 2005 included non-cash charges of $5.7 million related to the loss on early extinguishment of debt discussed in the refinancing activities section below, the accretion of our 12.75% Senior Discount Notes and the related amortization of deferred financing costs which represent non-cash interest expense that is included in net income but does not require cash payments during the current period. In addition, net cash was provided by fluctuations in other operating assets and liabilities. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

Net cash provided by operating activities was higher in 2004 than 2003, as higher net income in 2003 was more than offset by non-cash items, primarily the non-cash portion of the gain on disposition of our Latin American operations and the non-cash reversal of restructuring charges.

Average daily cash deposits totaled $1.9 million and $1.8 million for years ended June 30, 2005 and 2004, respectively. There are several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional provisions for doubtful accounts required in the future.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures. We had capital expenditures totaling $12.5 million and $8.6 million for the years ended June 30, 2005 and 2004, respectively. The $3.9 million increase in fiscal 2005 was comprised of $2.6 million related to purchases of additional ambulances and related equipment and $0.6 million related to the purchase of fire trucks and related equipment. Ambulances purchased to serve the new Tacoma, Washington and Salem, Oregon 911 contracts comprised approximately $2.0 million of these expenditures. In addition to cash paid for capital expenditures, we capitalized $1.8 million in non-cash leasehold improvements at our new corporate headquarters that were funded by our landlord.

Cash used in investing activities was higher in fiscal 2004 than fiscal 2003 due to a decrease in proceeds from the sale of ambulances and other equipment to the City of Fort Worth, Texas in fiscal 2003 in the amount of $1.3 million. This decrease was partially offset by lower capital expenditures in fiscal 2004.

Financing Activities

The Company’s financing activities primarily include the issuance and repayment of debt as well as proceeds from the issuance of common stock. During fiscal 2005, cash used in financing activities increased compared to fiscal 2004 primarily due to a $7.0 million unscheduled principal payment on our Term Loan B. We had repayments of our prior Senior Notes and prior credit facility totaling $302.6 million offset by net proceeds of $310.2 million received in connection with our 2005 refinancing transaction. These net proceeds are comprised of $125.0 million from our Senior Subordinated Notes offering, $50.2 million from our Senior Discount Notes offering and $135.0 million under our 2005 Credit Facility. In addition, we paid $13.5 million in costs associated with securing the new debt which have been capitalized and will be amortized to interest expense over the term of the debt. See further discussion under Refinancing Activities below. Also, increased stock option exercises during fiscal 2005 contributed to a $2.6 million increase in cash provided by the issuance of common stock.

Net cash used in financing activities decreased in fiscal 2004 compared to fiscal 2003 primarily due to a decline in debt modification costs and lower minority shareholder distributions.

We had working capital of $43.8 million at June 30, 2005, including cash of $17.7 million, compared to working capital of $26.9 million, including cash of $16.4 million, at June 30, 2004. The increase in working capital as of June 30, 2005 is primarily related to higher cash, net accounts receivable and deferred tax assets partially offset by higher deferred revenue balances.

Refinancing Activities

During March 2005, we completed a refinancing transaction whereby our newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), entered into new senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the “Term Loan B”), a $20.0 million revolving credit facility due March 2010 (the “Revolving Credit Facility”) and a $35.0 million prefunded letter of credit facility (the “Letter of Credit Facility”). Indebtedness under the 2005 Credit Facility is guaranteed by the Parent Company and each of Rural/Metro LLC’s current and future direct and indirect subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of Rural/Metro LLC’s and the Guarantors’ current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and we issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) 12.75% senior discount notes due 2016 (the “Senior Discount Notes”). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have not been registered under the Securities Act of 1933, as amended.

Due to certain covenant restrictions contained in our 7.875% Senior Notes due 2008 (“Senior Notes”), we could not effectively refinance our prior senior credit facility without refinancing the Senior Notes. Therefore, we used the borrowings under the 2005 Credit Facility and the net proceeds from the offerings of the Senior Subordinated Notes and the Senior Discount Notes, together with $13.3 million of cash on hand, to finance a tender offer for and consent solicitation relating to our Senior Notes for which we received tenders and related consents from holders of 92% of the Senior Notes. In addition, we used such funds to redeem any Senior Notes not acquired in the tender offer to repay amounts outstanding under our prior senior credit facility and to pay certain fees and expenses related to the refinancing transaction.

In connection with these refinancing activities, we recorded an $8.2 million loss on early debt extinguishment in March 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

2005 Credit Facility

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.50% per annum or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum. In the case of the LIBOR option, which is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2005, Rural/Metro Inc. had chosen the LIBOR option for a contract period of six months for $123.0 million of the outstanding debt balance and is accruing interest at 6.04% per annum. The remaining $5.0 million outstanding debt balance bears interest at 5.84% for a three-month period.

Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. In May 2005, we made an unscheduled principal payment of $7.0 million on our Term Loan B, thus reducing the outstanding balance to $128.0 million as of June 30, 2005. At our option, the entire amount was applied to the 1.0% annual principal payment obligation pertaining to Term Loan B, therefore, no principal payment is required on Term Loan B until September 30, 2010. Additional annual principal payments equal to 75% of the fiscal year-end Excess Cash Flow, as defined in the 2005 Credit Facility, are due 90 days following fiscal year-end with the first remeasurement period at June 30, 2006. Rural/Metro LLC capitalized expenses of $4.6 million associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. At the time of the $7.0 million unscheduled principal payment, $0.2 million in deferred financing costs were written-off. Unamortized deferred financing costs related to Term Loan B were $4.1 million at June 30, 2005.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus 3.25% per annum or, at Rural/Metro LLC’s option, the ABR plus 2.25% per annum on all amounts drawn against the line. In the case of the LIBOR option, which is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.7 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.6 million at June 30, 2005. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2005.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility can be increased from $35.0 million to a maximum of $45.0 million. The Letter of Credit Facility bears a participation fee of 2.50% plus an administrative fee of 0.15% for a total of 2.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. Rural/Metro LLC capitalized expenses associated with the Letter of Credit Facility of $1.2 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $1.1 million at June 30, 2005. At June 30, 2005, $32.1 million of the available Letter of Credit Facility balance was utilized primarily in support of insurance deductible arrangements.

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

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. As of June 30, 2005, Rural/Metro LLC and its subsidiaries were in compliance with these covenants as shown below.

Financial Covenant	Period Covered By Covenant	Level Specified in Agreement		Level Achieved for Specified Period
Interest expense ratio	Last twelve months ended June 30, 2005		> 1.70	2.05
Debt leverage ratio	Last twelve months ended June 30, 2005		< 6.00	4.53
Fixed charge coverage ratio	Last twelve months ended June 30, 2005		> 1.10	1.33
Limitation on capital expenditures	Cumulative for fiscal year 2005	< $	13.25 million	$12.5 million

Effective June 30, 2005, we entered into an amendment to the 2005 Credit Facility whereby the definition of the term “Fixed Charges” was modified to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

At September 30, 2005, the interest expense ratio must be equal to or greater than 1.80, the debt leverage ratio must be equal to or less than 5.90 and the fiscal 2006 limitation on capital expenditures is $16.0 million. There is no change to the fixed charge coverage ratio level at September 30, 2005 compared to June 30, 2005.

Notes

9.875% Senior Subordinated Notes

In March 2005, our two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers. They rank junior in right of payment to all of the Senior Subordinated Notes Issuers’ existing and future senior indebtedness, including the 2005 Credit Facility, rank pari passu in right of payment with any of the Senior Subordinated Notes Issuers’ future senior subordinated debt and rank senior in right of payment to any of the Senior Subordinated Notes Issuers’ future subordinated debt. Each of the Guarantors, other than Rural/Metro Inc., has guaranteed the Senior Subordinated Notes. These guarantees are unsecured and will be subordinated to all existing and future senior obligations of the Guarantors, including their guarantees of the 2005 Credit Facility.

At any time prior to March 15, 2008, the Senior Subordinated Notes Issuers may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 109.875% of the principal amount of the Senior Subordinated Notes to be redeemed. At any time prior to March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or a portion of the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus a make-whole premium. After March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or part of the Senior Subordinated Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Subordinated Notes. If we experience a change of control, the Senior Subordinated Notes Issuers may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Costs related to this issuance totaling $5.0 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $4.8 million at June 30, 2005.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $52.3 million at June 30, 2005.

The Senior Discount Notes are unsecured senior obligations of Rural/Metro Corporation and will rank equally in right of payment with all existing and future unsecured senior obligations and senior to our subordinated indebtedness. The Senior Discount Notes will be subordinated to our existing and future secured indebtedness, including our guarantee of the 2005 Credit Facility, to the extent of the assets securing that indebtedness. The Senior Discount Notes are not guaranteed by any of our subsidiaries and are subordinated to all obligations of our subsidiaries, including the Senior Subordinated Notes, the 2005 Credit Facility and the guarantees of the Guarantors.

At any time prior to March 15, 2008, we may redeem up to 35% of the Senior Discount Notes with the proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 112.75% of the accreted value of the Senior Discount Notes to be redeemed. Prior to March 15, 2010, we may redeem all or a portion of the Senior Discount Notes at a price equal to 100% of the accreted value of the Senior Discount Notes, plus a make-whole premium. After March 15, 2010, we may redeem all or part of the Senior Discount Notes at various redemption prices given the date of redemption as set forth in the Indenture governing the Senior Discount Notes. If we experience a change of control, we may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their accreted value, plus accrued and unpaid interest.

We capitalized costs totaling $2.0 million related to this issuance and are amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $2.0 million at June 30, 2005.

Other Terms

The Company, the Senior Subordinated Note Issuers and the other guarantors of the Senior Subordinated Notes (collectively referred to as the “Issuers”) have agreed to file a registration statement with respect to offers to exchange the Senior Subordinated Notes and the Senior Discount Notes for new issues of same-class notes registered under the Securities Act within 240 days following the issue date of these notes, and have agreed to use their reasonable best efforts to cause the registration statement to become effective on or prior to 300 days following the issue date of the notes. If the Issuers fail to comply with these requirements, they may be required to pay additional interest at a rate of 0.25% per annum, with that rate increasing by 0.25% per annum every quarter, not to exceed 1.00% per annum until the default is cured.

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit our ability to incur additional debt, pay dividends on our capital stock or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. We were in compliance with these covenants as of June 30, 2005.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
9.875% Senior Subordinated Notes due March 2015	125,000	—	—	—	125,000
Senior Secured Term Loan B due March 2011	128,000	—	—	—	128,000
Interest payments	240,045	21,506	42,259	41,936	134,344
Purchase obligations	8,186	3,378	3,262	1,546	—
Operating leases	69,345	9,178	17,032	13,787	29,348
Other debt obligations	1,700	1,497	77	69	57

Total contractual cash obligations	$665,776	$35,559	$62,630	$57,338	$510,249

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$33,195	$33,195	$—	$—	$—

Surety bonds	$9,759	$9,759	$—	$—	$—

As discussed in Note 13 to the consolidated financial statements, we make annual contributions to our defined benefit pension plan as determined to be required by the plan’s independent actuary. We expect to contribute $1.0 million to our defined benefit pension plan during fiscal 2006. We are currently unable to estimate our expected future contributions in excess of one year.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the fiscal years ended June 30, 2005, 2004 and 2003, as well as a reconciliation to net cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Years Ended June 30,
	2005	2004	2003
Net income	$88,331	$6,211	$8,966
Add back:
Depreciation and amortization	11,632	12,256	13,313
Interest expense	29,579	29,243	28,057
Interest income	(310)	(97)	(197)
Income tax (benefit) provision	(81,674)	311	198

EBITDA	47,558	47,924	50,337

Increase (decrease):
Interest expense	(29,579)	(29,243)	(28,057)
Interest income	310	97	197
Income tax benefit (provision)	81,674	(311)	(198)
Provision for doubtful accounts	88,030	91,477	85,046
Deferred income taxes	(84,155)	—	—
Non-cash insurance adjustments	(6,725)	(722)	518
Non-cash portion of loss on early extinguishment of debt	5,668	—	—
Amortization of deferred financing costs	2,604	2,753	2,038
Accretion of 12.75% Senior Discount Notes	2,066	—	—
Loss (gain) on sale of property and equipment	454	39	(540)
Earnings (losses) of minority shareholder	102	(475)	1,507
Tax benefit from the exercise of stock options	2,202	—	—
Amortization of debt discount	17	26	26
Non-cash portion of gain on disposal of Latin American operations	—	—	(13,732)
Non-cash reversal of restructuring and other	—	—	(1,421)
Other	—	—	(176)
Changes in operating assets and liabilities	(85,371)	(97,064)	(82,399)

Net cash provided by operating activities	$24,855	$14,501	$13,146

EBITDA decreased $0.4 million, from $47.9 million in fiscal 2004 to $47.6 million in fiscal 2005. The decrease can be primarily attributed to the loss on early extinguishment of debt of $8.2 million, of which $5.7 million is non-cash.

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

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as our historical claims experience. We also recognize a receivable from our insurers for amounts expected to be recovered in excess of our retention. We regularly evaluate the financial capacity of our insurers to assess the recoverability of the related receivables. See “Risk Factors — Our claim reserves may prove inadequate.”

We engage third-party administrators (“TPAs”) to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engage independent actuaries to assist with the evaluation of the adequacy of our reserves on an annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

In prior years, certain insurers required us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. We also have deposits related to the workers’ compensation policy for the policy year ended April 30, 2005 as discussed below. Total cash deposits relating to our insurance programs were $11.1 million and $9.2 million at June 30, 2005 and 2004, respectively. As of June 30, 2005, we replaced collateral previously held by the insurers with letters of credit in support of our fiscal 2006 policies which began on May 1, 2005. These letters of credit, which were issued under our Credit Facility discussed in Note 9, totaled $32.8 million at June 30, 2005.

General Liability

We have historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability. Throughout this report, these three types of policies are referred to collectively as the “general liability policies”. These policies are typically renewed annually. We engage independent actuaries to assist us with our evaluation of the adequacy of our general liability claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for general liability claims could be overstated or understated. See “Risk Factors — Our claim reserves may prove inadequate.”

A summary of activity in our general liability claim reserves, the current portion of which is included in accrued liabilities and the non-current portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2002	$15,433	$—	$15,433
Provision charged to other operating expense	4,506	—	4,506
Claim payments charged against the reserve	(6,004)	—	(6,004)
Increase in estimated recoverable claims	2,101	2,101	—

Balance June 30, 2003	16,036	2,101	13,935
Provision charged to other operating expense	7,020	—	7,020
Claim payments charged against the reserve	(5,219)	—	(5,219)
Increase in estimated recoverable claims	7,564	7,564	—

Balance June 30, 2004	25,401	9,665	15,736
Provision charged to other operating expense	3,553	—	3,553
Claim payments charged against the reserve	(5,334)	—	(5,334)
Decrease in estimated recoverable claims	(2,014)	(2,014)	—

Balance June 30, 2005	$21,606	$7,651	$13,955

Over the past two years we have worked diligently to close insurance-related claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives, including the implementation of drive cam technology in the ambulance fleet. The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a reduction in our reserves by $3.4 million and $0.7 million as of June 30, 2005 and 2004, respectively, with a related reduction in other operating expenses.

Our general liability policies corresponding with fiscal years 2001 and 2002 were issued by Legion. Legion’s obligations under such policies were reinsured by Transatlantic Reinsurance Company (“Transatlantic”), an unrelated insurance carrier that was identified and approved by us. At the time the coverage was purchased, Legion was an “A” rated insurance carrier while Transatlantic was an A++ rated carrier. Under this policy, Legion’s obligation (as well as that of Transatlantic) to pay covered losses commences once we satisfy our aggregate retention limits for the respective policy years. We have met our aggregate retention limit with respect to the policy corresponding to fiscal 2001 and 2002. Pursuant to this policy, Legion (and Transatlantic) is obligated to fund all claim-related payments in excess of our retention limits.

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of Pennsylvania (the “Court”). On May 19, 2004, the Department, on behalf of Legion, Transatlantic, and Rural/Metro executed an Assumption Reinsurance and Substitution Agreement (the “Agreement”), whereby Transatlantic agreed to assume Legion’s obligations on the policies and be substituted as the primary insurance carrier on such policies. The Court approved the Agreement on May 26, 2004. As a result of the Agreement, Transatlantic will pay 70% of all claims and we will pay the remaining 30% for claims related to the fiscal 2001 policy year. Our portion of this liability, which has been based on an actuarial calculation, has been included in the reserve for general liability claims as of June 30, 2005.

Workers’ Compensation

We have historically maintained insurance policies for workers’ compensation and employer’s liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’

compensation insurance. These policies are typically renewed annually. We engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. See “Risk Factors – Our claim reserves may prove inadequate.”

The following is a summary of activity in our workers’ compensation claim reserves, the current portion of which is included in accrued liabilities and the non-current portion of which is included in other liabilities on the consolidated balance sheet (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2002	$15,924	$—	$15,924
Claim payments charged against the reserve	(4,669)	—	(4,669)
Increase in estimated recoverable claims	704	704	—

Balance June 30, 2003	11,959	704	11,255
Claim payments charged against the reserve	(3,165)	—	(3,165)
Decrease in estimated recoverable claims	(403)	(403)	—

Balance June 30, 2004	8,391	301	8,090
Provision charged to payroll and employee benefits	1,415	—	1,415
Increase in deposits	7,630	—	7,630
Retrospective-rated policy refunds	(2,134)	939	(3,073)
Claim payments charged against the reserve	(2,533)	—	(2,533)
Decrease in estimated recoverable claims	(17)	(17)	—

Balance June 30, 2005	$12,752	$1,223	$11,529

For annual policy years prior to May 1, 2002 and subsequent to May 1, 2005, our workers compensation policies include a deductible obligation with no annual aggregate limit. Loss provisions relating to reported claims as well as for claims incurred but not reported applicable to these policy years are based on currently available information as well as our historical claims experience. Amounts receivable from insurers for losses in excess of our deductible obligation are also recorded.

In each of the annual policy years ended April 30, 2003, 2004 and 2005, we purchased workers compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustment at certain intervals based on subsequent reviews of actual losses incurred as well as payroll amounts. We determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense. During fiscal 2005, a payroll audit applicable to the policy year ended April 30, 2004 was completed and resulted in additional premiums and related workers compensation expense of $0.2 million. Additionally, during fiscal 2004, a premium refund applicable to the policy year ended April 30, 2003 was received in the amount of $1.2 million and was recognized as a reduction of workers compensation expense. Finally, during fiscal 2005, we recognized estimated premium refunds totaling $0.9 million relating to these policy years based upon an updated loss assessment prepared by our independent actuaries.

With respect to our workers compensation policy for the policy year ended April 30, 2005, we determined that the risk of loss was not effectively transferred to the insurer. As a result, we recorded amounts paid to the insurer during the policy period as either loss fund deposits or insurance expense. Additionally, we recorded loss provisions for claims expected to be incurred during the policy period.

Reliance

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

On December 8, 2004, Reliance released collateral totaling $4.3 million which included a surety bond in the amount of $2.6 million and cash of $1.7 million. The surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the related letter of credit and cash collateral were returned to us. Additionally, on December 10, 2004, Reliance returned $1.7 million of cash to us.

As of June 30, 2005 and 2004, we had $1.3 million and $3.0 million, respectively, of cash on deposit with Reliance, which is included in insurance deposits on the balance sheet. We also had deposits in the form of letters of credit with Reliance totaling $3.8 million as of June 30, 2005, which mature in March 2006.

Legion

During fiscal 2002, we purchased certain portions of our workers’ compensation coverage from Legion. Legion required assurances that we would be able to fund our related retention obligations, which were estimated by Legion to approximate $6.2 million. We provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (“Mutual Indemnity”), a Legion affiliate. That policy required us to deposit $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy our retention obligations under the Legion policy. We funded these deposits on a monthly basis during the policy term. As of June 30, 2005 and 2004, we had net deposits with respect to this coverage totaling $2.2 million and $3.0 million, respectively, which are included in insurance deposits.

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as us. It is our understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from us. Based on the information currently available, we believe that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to us or used to pay claims on our behalf. In the event that we, or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, we may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered our TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds whom will be administering these claims. We have reserves in the amount of $2.3 million and $3.6 million as of June 30, 2005 and 2004, respectively, relating to these claims as well as the deposits noted above. Since these claims are not in our control, we may not be able to obtain current information as to the settlement of these claims and to the use of our deposits to satisfy these claims. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress.”

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

Nasdaq Listing

Effective with the opening of business on July 13, 2004, our common stock was delisted from the Nasdaq Capital Market and began trading on the OTC Bulletin Board. On November 24, 2004, after receiving notification that the earlier decision to delist our securities from the Capital Market had been reversed, we submitted an application for listing on the Nasdaq Capital Market. On December 21, 2004, we were informed that our listing application had been approved and our common stock resumed trading under the symbol “RURL” on the Nasdaq Capital Market on December 27, 2004.

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2005 and 2004 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations.

	2005
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Net revenue	$128,118	$128,847	$136,687		$137,432
Operating income	$11,057	$9,633	$10,997		$9,446
Income (loss) from continuing operations	$3,468	$2,082	$(4,267	)(a)	$85,121	(b)
Income (loss) from discontinued operations	$949	$975	$1,282		$(1,279)
Net income (loss)	$4,417	$3,057	$(2,985	)(a)	$83,842	(b)
Basic income (loss) from continuing operations applicable to common stock per share	$0.16	$0.10	$(0.19)		$3.62
Basic income (loss) per share	$0.20	$0.14	$(0.13)		$3.57
Diluted income (loss) from continuing operations applicable to common stock per share	$0.15	$0.09	$(0.19)		$3.42
Diluted income (loss) per share	$0.21	$0.13	$(0.13)		$3.37

(a)	Loss from continuing operations and net loss for the third quarter of 2005 include an $8.2 million loss on early extinguishment of debt.
(b)	Income from continuing operations and net income for the fourth quarter of 2005 include a $83.9 million and a $82.8 million, respectively, reversal of deferred tax asset valuation allowances.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$120,453	$122,567	$125,938	$124,815
Operating income	$7,570	$8,031	$7,423	$7,068
Income from continuing operations	$(772)	$567	$524	$1,086
Income (loss) from discontinued operations	$1,378	$1,608	$1,643	$177
Net income	$606	$2,175	$2,167	$1,263
Basic income (loss) from continuing operations applicable to common stock per share	$(0.12)	$(0.07)	$(0.07)	$0.54
Basic income (loss) per share	$(0.04)	$0.03	$0.03	$0.55
Diluted income (loss) from continuing operations applicable to common stock per share	$(0.12)	$(0.07)	$(0.07)	$0.05
Diluted income (loss) per share	$(0.04)	$0.03	$0.03	$0.06

Subsequent Events

On August 19, 2005, we sold land in Arizona for cash proceeds of $1.6 million. This transaction generated a gain of $1.3 million which will be included in the results of operations in the first quarter of fiscal 2006.

RISK FACTORS

The following risk factors, in addition to those discussed elsewhere herein should be carefully considered in evaluating us and our business.

We may fail to receive reimbursements from third-party payers.

We provide our medical transportation services on a fee-for-service basis and collect a substantial portion of our revenue from reimbursements from third-party payers, including government-funded healthcare programs such as Medicare and Medicaid and private insurance programs. We recognize revenue when we provide medical transportation services; however, the reimbursement process is complex and there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts and services are not reimbursable or that additional supporting documentation is necessary. Retroactive adjustments made by third-party payers may change amounts realized from them. We received approximately 90 percent of our medical transportation fee collections from third-party payers during fiscal 2005 and 2004, including approximately 28 percent from Medicare and approximately 14 percent from Medicaid for both fiscal years. To the extent our claims are not reimbursed or allowed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully collect amounts billed directly to individual patients.

We are required to provide emergency medical transportation service regardless of the ability or willingness of the patient to pay. We face the risk of non-payment to the extent that uninsured individuals require emergency medical transportation service in service areas where an adequate subsidy is not provided by the related municipality or governing authority and the risk of increased rates of non-payment should the number of such uninsured individuals using our services increase in our service areas. Our failure to receive payments from a significant number of individual patients could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Claims against us could exceed our insurance coverage; we may not have coverage for certain claims.

We are subject to a significant number of accident, injury and patient care incident lawsuits as a result of the nature of our business and day-to-day operations. Some of these lawsuits may involve large claim amounts and substantial defense costs. In order to minimize the risk of our exposure, we maintain insurance coverage for workers’ compensation, general liability, automobile liability and professional liability claims. In certain limited instances we may not have coverage for certain claims. When we do have coverage, the coverage limits of our policies may not be adequate. Liabilities in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations or cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation and business.

Our claim reserves may prove inadequate.

Under our insurance programs, we are responsible for deductibles and self-insurance retentions in varying amounts. We have established reserves for losses and loss adjustment expenses under these policies based on our historical experience, industry data, judgments relating to the effect of future economic and social forces on the type of risk involved, circumstances surrounding individual claims and trends that may affect the number and nature of claims. Consequently, loss reserves are inherently uncertain and subject to a number of circumstances difficult to predict. For these reasons, we cannot assure you that our ultimate liability will not materially exceed our reserves at any point. If our reserves prove to be inadequate we will be required to increase our reserves with a corresponding charge to operations in the period in which the deficiency is identified and such charge could be material.

We may experience future increases in the cost of our insurance programs that could adversely affect our business, financial condition, results of operations or cash flows.

An increase in our claim experience may result in increases in our insurance premiums. If we experience increases in our premiums, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Two insurance companies with which we have previously done business are in liquidation proceedings and we may be required to cover a portion of claims covered by these insurers or lose deposits we have with them.

Two of our previous workers’ compensation and general liability programs insurers, Reliance Insurance Company (“Reliance”), from whom we purchased coverage for policy years 1992 through 2000, and Legion Insurance Company (“Legion”), from whom we purchased coverage in 2001 and 2002, are currently in liquidation proceedings in Pennsylvania. In the event that we incur workers’ compensation or general liability claims for the policy years covered by these insurers and they are not covered by the applicable insurer or state guaranty fund, we may be required to fund any losses related to such claims. As of June 30, 2005, we had $1.3 million of cash on deposit with Reliance and $2.2 million of cash on deposit with Mutual Indemnity, a Legion affiliate. The liquidation proceedings may result in the loss of all or part of the collateral and/or funds currently held by these insurers, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. A requirement to fund significant claims or the loss of some or all of the amounts on deposit could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Our revenues may decline if Medicare reduces the reimbursements it pays to us or changes its programs.

Our revenues may decline if Medicare reduces its reimbursement rates or otherwise changes its current Medicare fee schedule. We received approximately 28 percent of our medical transportation fee collections from Medicare during both fiscal 2005 and 2004. Any reductions in reimbursement rates or other changes to the Medicare fee schedule could result in a reduction in reimbursements we receive for our medical transportation services.

Some state and local governments regulate our rate structures and may limit our ability to increase our rates or maintain a satisfactory rate structure.

State or local government regulations or administrative policies regulate the rates we can charge in some states for medical transportation services. For example, the State of Arizona establishes the rates we may charge in the various communities we serve in that state. Medical transportation services revenue generated in Arizona accounted for approximately 24 percent and 22 percent of net revenue for fiscal 2005 and 2004, respectively. In some service areas in other states in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency medical transportation services pursuant to a master contract and establishes the rates for general medical transportation services that we are permitted to charge. In areas where we are regulated, there is no assurance that we will receive medical transportation service rate increases on a timely basis, or at all.

Due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are proposed. Some states have reduced the scope of Medicaid eligibility and coverage. For example, patients covered by Medicare are required to make a 20% co-payment for medical transports. In most states, Medicaid makes this co-payment on behalf of its insureds (this is called a “cross-over payment”). Indiana recently passed legislation eliminating crossover payments by Medicaid and prohibiting medical transportation providers from collecting the 20% co-payment from patients. Other states have proposed taking similar steps.

If we are not able to charge satisfactory rates in one or more of the communities in which we operate it could have a material adverse effect on our revenues, results of operations or cash flows.

Our business is subject to laws, rules and regulations that can impose fines, penalties or other liabilities, revoke necessary licenses or otherwise cause material adverse effects.

Numerous laws, rules and regulations govern the medical transportation and fire fighting service business covering matters such as licensing, rates, employee certification, environmental matters and radio communications. Certificates of Need that certain states may employ to award market rights to geographic areas may change. Master contracts from governmental authorities are subject to risks of cancellation or unenforceability as a result of budgetary and other factors and may subject us to certain liabilities or restrictions.

Any failure to comply with all, or any changes in, applicable laws, rules and regulations could result in the revocation of contracts or licenses to conduct business in the relevant jurisdictions, fines or cause other material adverse effects. Federal and state laws also can require the owner or operator of real property to clean up historic contamination (or pay for that cleanup), without regard to fault.

Changes to existing programs also can create unanticipated risks.

Certain governmental actions could:

•	change existing laws, rules or regulations;

•	adopt new laws, rules or regulations that increase our cost of doing business;

•	lower reimbursement levels; or,

•	otherwise adversely affect our business, financial condition, results of operations or cash flows.

Our business is subject to substantial regulation and, if we fail to comply with all applicable laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive regulation at both the federal and state levels. The laws that directly or indirectly affect our ability to operate our business include the following:

•	federal laws (including the Federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare, Medicaid and other government programs, as well as third-party payers, that contain false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “anti-kickback statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid;

•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues which typically are not limited to relationships with federal payers;

•	provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, and employing individuals who are excluded from participation in federally funded healthcare programs;

•	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare and Medicaid programs and some other payers programs and some other payers;

•	provisions of HIPAA limiting how healthcare providers may use and disclose individually identifiable health information and the security measures taken in connection with that information and related systems, as well as similar state laws; and

•	federal and state laws governing medical transport services, including the licensing or certification of medical transportation service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communications systems, vehicles and equipment.

If our operations are found to be in violation of any of the laws and regulations described above or the other laws and regulations which govern our activities, we may be subject to penalties, including civil and criminal penalties, exclusion from federal healthcare programs, damages, fines and the curtailment of our operations. Any material penalties, individually or in the aggregate, would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Healthcare laws and regulations may change significantly in the future. We monitor these developments and modify our operations from time to time where we perceive a need to do so in response to the regulatory changes. However, we cannot assure you that any new healthcare laws or regulations will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, or regulatory authorities will not result in a determination that could adversely affect our operations or that healthcare regulation will not change in a way that may have a material adverse effect on our business, financial condition, results of operations or cash flows.

HIPAA regulations could have a material adverse effect on our business either if we fail to comply with the regulations or as a result of the costs associated with compliance.

The privacy standards under HIPAA took effect April 14, 2001 and cover all individually identifiable health information used or disclosed by a healthcare provider. HIPAA establishes standards concerning the privacy, security and the electronic transmission of patients’ health information. Under the statute, there are civil penalties of up to $100 per violation (not to exceed $25,000 per calendar year for each type of violation) and criminal penalties for knowing violations of up to $250,000 per violation. The enforcing agency, the Office of Civil Rights (the “OCR”) of the Department of Health and Human Services, has announced a compliance-based and compliance improvement type of enforcement program. We believe there is not sufficient basis to understand OCR’s enforcement posture and the potential for fines which may result from OCR’s finding of a violation of the privacy regulations. The significant costs associated with compliance and the potential penalties as a result of our failure to comply with the rule could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

HIPAA also mandates compliance with the approved HIPAA format when we submit claims electronically. We are filing claims in the approved HIPAA format with all of our Medicare plans. In addition, we await announcements from the commercial insurers regarding their compliance with the electronic claims submission requirements.

The final security rule, which became effective April 20, 2005, requires healthcare suppliers and other entities to set security standards for health information and to maintain reasonable and appropriate safeguards to ensure the integrity and confidentiality of this information. It also requires that we protect health information against unauthorized use or disclosure. We believe we have developed the appropriate policies and procedures to comply with the final security rule. Failure to do so could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

We could experience a material adverse effect on our business, financial condition, results of operations, or cash flows due to: (i) significant costs associated with continued compliance under HIPAA or related legislative enactments, (ii) potential fines from our noncompliance, (iii) adverse affects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents or (iv) impacts to the healthcare industry as a whole that may directly or indirectly cause a material adverse affect on our business.

Providers and suppliers in the health care industry, such as us, are the subject of federal and state investigations related to billing and other matters.

Both federal and state government agencies have pursued civil and criminal enforcement efforts related to billing and other matters as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the Federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

From time to time, we receive requests and subpoenas for information from government agencies in connection with their regulatory and investigative authority, and are likely to be subject to such requests and subpoenas for information in the future. We review such requests and subpoenas and attempt to take appropriate action. We are also subject to requests and subpoenas for information in independent investigations. A determination by a regulatory or investigative authority in any of these investigations that we have violated the Federal False Claims Act or another civil or criminal statute could result in significant penalties or exclusion from federally-funded healthcare programs, which could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

We are the subject of certain lawsuits, which if determined adversely to us, could harm our business.

We are a party to, or otherwise involved in, lawsuits, claims, proceedings and other legal matters that have arisen in the ordinary course of conducting our business. We cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings and other legal matters to which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters generally. An unfavorable outcome in any of the lawsuits pending against us, including those described above, could result in substantial potential liabilities and have a material adverse effect on our business, consolidated financial condition and results of operations, our liquidity, our operations, and/or our ability to comply with any debt covenants. Further, these proceedings, and our actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase our indemnification obligations, divert management’s attention, and/or adversely affect our ability to execute our business and financial strategies.

We are dependent on maintaining our business relationships.

We depend to a great extent on contracts with municipalities or fire districts to provide emergency medical transportation services. The services we provide in our ten largest contracts accounted for approximately 35 percent and 36 percent of net revenue for fiscal 2005 and 2004, respectively. Contracts or other agreements with municipalities, counties or fire districts may have certain budgetary approval constraints. Failure to allocate funds for a contract may adversely affect our ability to continue to perform services without suffering significant losses. In addition, most of our contracts are terminable by either party upon agreed notice periods or upon the occurrence of certain events of default. We may not be successful in retaining our existing contracts or in obtaining new contracts for emergency medical transportation or other services. The loss or cancellation of several of these contracts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Areas in which we provide subscription fire protection services may be converted to tax-supported fire districts or annexed by municipalities.

We provide residential and commercial fire protection services on a subscription-fee basis to property owners in unincorporated areas who do not receive services through municipal fire departments, volunteer fire departments, or fire protection districts. If several of the areas in which we provide subscription services were to convert to tax-supported fire districts or be annexed by municipalities, the loss of those arrangements could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not accurately assess the costs of or revenues generated by new contracts, which could adversely affect our business, financial conditions, results of operations or cash flows.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services, as well as other factors such as expected transport volume, geographical issues affecting response time and the implementation of technology upgrades, in order to realize adequate profit margins or otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition, results of operations or cash flows. We face risks in attempting to terminate unfavorable contracts prior to their stated termination date because of the possibility of forfeiting performance bonds and the potential material adverse effect on our public relations, business, financial condition, results of operations or cash flows.

We are in a highly competitive industry. If we do not compete effectively, we could lose business or fail to grow.

The medical transportation service industry is highly competitive. We compete to provide our emergency medical transportation services with governmental entities, hospitals, local and volunteer private providers and private providers, including national and regional providers such as American Medical Response. In order to compete successfully, we must make continuing investments in our fleet, facilities, and operating systems. We believe that counties, fire districts and municipalities and health-care institutions consider the following factors in awarding a contract:

•	quality of medical care;

•	historical response time performance;

•	customer service;

•	financial stability;

•	personnel policies and practices;

•	managerial strength; and

•	cost.

Some of our current competitors and certain potential competitors may have access to greater capital and other resources than us. Counties, municipalities, fire districts, and healthcare organizations that currently contract for medical transportation services could choose to provide medical transportation services directly in the future. We may experience increased competition from fire departments in providing emergency medical transportation service. We cannot assure you that we will be able to successfully compete to provide our medical transportation services.

Municipal fire departments, tax-supported fire districts and volunteer fire departments represent the principal providers of fire protection services for residential and commercial properties. Private companies represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service.

Private providers, such as Wackenhut Services, Inc., also provide fire protection services to airports and industrial sites. We cannot assure you that:

•	we will be able to continue to maintain current contracts or subscriptions or to obtain additional fire protection business on a contractual or subscription-fee basis;

•	fire districts or municipalities will not choose to provide fire protection services directly in the future; or

•	we will be able to successfully compete with private providers of fire protection services.

The departure of our key management could adversely affect our business, financial condition, results of operations or cash flows.

Our success depends upon our ability to recruit and retain key management personnel. We could experience difficulty in retaining our current key management personnel or in attracting and retaining necessary additional key management personnel. We have entered into employment agreements with some, but not all of our executive officers and certain other key management personnel. Failure to retain or replace our key management may have an adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to successfully recruit and retain healthcare professionals with the qualifications and attributes desired by us and our customers.

Our ability to recruit and retain healthcare professionals significantly affects our business. Medical personnel shortages in some of our market areas currently make the recruiting, training and retention of full-time and part-time personnel more difficult and costly. Our internal growth will require the addition of new personnel. Failure to retain or replace our medical personnel or to attract new personnel may have an adverse effect on our business, financial condition, results of operations or cash flows.

We may not pay dividends.

We have never paid any cash dividends on our common stock. We currently plan to retain any earnings for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our senior subordinated notes due 2015, senior discount notes due 2016 and our credit facilities contain restrictions on our ability to pay cash dividends, and any future borrowings may contain similar restrictions.

It may be difficult for a third party to acquire us and this could depress our stock price.

We are a Delaware company which has adopted a Shareholder Rights Plan pursuant to which we issued one preferred stock purchase right, or a Right, for each outstanding share of common stock (See “Description of Capital Stock—Preferred Stock” and “Description of Capital Stock—Shareholder Rights Plan”). Our Shareholder Rights Plan could make it difficult for a third party to acquire us, even if doing so would benefit security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors. Anti-takeover provisions in Delaware law, certain provisions of our charter and the Shareholder Rights Plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on current amounts outstanding under Term Loan B, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.3 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

ITEM 8.	Financial Statements and Supplementary Dat a

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

We have completed an integrated audit of Rural/Metro Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Rural/Metro Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, because the Company did not maintain effective controls over the accounting for income taxes based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of June 30, 2005, the Company did not maintain effective controls over the accounting for income taxes. Specifically, personnel in the accounting and finance areas had inadequate knowledge of generally accepted accounting principles relating to deferred tax asset valuation allowances resulting in errors in the accounting for deferred income tax benefits. This control deficiency resulted in audit adjustments to the fourth quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness. This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Rural/Metro Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rural/Metro Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 27, 2005

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of June 30,
	2005	2004
ASSETS
Current assets:
Cash	$17,688	$16,372
Accounts receivable, net	71,986	65,348
Inventories	12,743	11,738
Deferred tax assets	10,110	—
Prepaid expenses and other	9,449	8,512

Total current assets	121,976	101,970
Property and equipment, net	43,155	40,283
Goodwill	39,344	41,100
Deferred tax assets	75,551	—
Insurance deposits	9,037	9,244
Other assets	26,818	22,610

Total assets	$315,881	$215,207

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,738	$13,833
Accrued liabilities	42,507	42,202
Deferred revenue	19,429	17,541
Current portion of long-term debt	1,497	1,495

Total current liabilities	78,171	75,071
Long-term debt, net of current portion	305,478	304,057
Other liabilities	29,419	26,796

Total liabilities	413,068	405,924

Minority interest	1,456	1,509

Stockholders’ equity (deficit):
Common stock, $.01 par value, 40,000,000 shares authorized, 24,117,499 and 21,890,040 shares issued and outstanding at June 30, 2005 and 2004, respectively	241	219
Additional paid-in capital	152,305	147,075
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(249,950)	(338,281)

Total stockholders’ equity (deficit)	(98,643)	(192,226)

Total liabilities, minority interest and stockholders’ equity (deficit)	$315,881	$215,207

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Net revenue	$531,084	$493,773	$452,723

Operating expenses:
Payroll and employee benefits	272,574	254,757	242,949
Provision for doubtful accounts	87,298	86,717	76,753
Depreciation and amortization	11,046	10,990	11,628
Other operating expenses	119,033	111,217	103,518
Restructuring and other	—	—	(1,421)

Total operating expenses	489,951	463,681	433,427

Operating income	41,133	30,092	19,296
Interest expense	(29,579)	(29,243)	(28,012)
Interest income	305	97	197
Loss on early extinguishment of debt	(8,170)	—	—

Income (loss) from continuing operations before income taxes and minority interest	3,689	946	(8,519)
Income tax benefit (provision)	82,817	(16)	—
Minority interest	(102)	475	(1,507)

Income (loss) from continuing operations	86,404	1,405	(10,026)
Income from discontinued operations	1,927	4,806	18,992

Net income	88,331	6,211	8,966
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(1,262)	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(6,320)	(3,604)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	10,066	—

Net income applicable to common stock	$88,331	$8,695	$5,362

Income (loss) per share
Basic—
Income (loss) from continuing operations applicable to common stock	$3.81	$0.29	$(0.85)
Income from discontinued operations applicable to common stock	0.09	0.23	1.18

Net income	$3.90	$0.52	$0.33

Diluted—
Income (loss) from continuing operations applicable to common stock	$3.58	$0.06	$(0.85)
Income from discontinued operations applicable to common stock	0.08	0.22	1.18

Net income	$3.66	$0.28	$0.33

Average number of common shares outstanding—Basic	22,674	16,645	16,116

Average number of common shares outstanding—Diluted	24,105	21,817	16,116

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2002	15,650,319	$156	$138,473	$(1,239)	$(353,458)	$10,316	$(205,752)

Issuance of common stock under the Employee Stock Purchase Plan	570,801	6	336	—	—	—	342
Issuance of common stock due to options exercised under Stock Option Plans	93,471	1	64	—	—	—	65
Non-cash stock compensation expense relating to stock option modification		—	139	—	—	—	139
Accretion of redeemable preferred stock		—	(3,604)	—	—	—	(3,604)
Comprehensive loss, net of tax:
Net income		—	—	—	8,966	—	8,966
Foreign currency translation adjustments		—	—	—	—	(242)	(242)
Recognition of foreign currency translation adjustments in conjunction with the disposition of Latin American operations		—	—	—	—	(10,074)	(10,074)

Comprehensive loss							(1,350)

Balance at June 30, 2003	16,314,591	163	135,408	(1,239)	(344,492)	—	(210,160)

Issuance of common stock under the Employee Stock Purchase Plan	341,430	3	309	—	—	—	312
Issuance of common stock due to options exercised under Stock Option Plans	278,741	3	179	—	—	—	182
Issuance of common stock upon settlement of redeemable preferred stock	4,955,278	50	7,433	—	—	—	7,483
Accretion of redeemable preferred stock		—	(6,320)	—	—	—	(6,320)
Credit related to settlement of redeemable preferred stock with common shares		—	10,066	—	—	—	10,066
Comprehensive income, net of tax:
Net income		—	—	—	6,211	—	6,211

Comprehensive income							6,211

Balance at June 30, 2004	21,890,040	219	147,075	(1,239)	(338,281)	—	(192,226)

Issuance of common stock under the Employee Stock Purchase Plan	67,853	1	86	—	—	—	87
Issuance of common stock due to options exercised under Stock Option Plans	2,159,606	21	2,942	—	—	—	2,963
Tax benefit from options exercised under Stock Option Plans		—	2,202	—	—	—	2,202
Comprehensive income, net of tax:
Net income		—	—	—	88,331	—	88,331

Comprehensive income							88,331

Balance at June 30, 2005	24,117,499	$241	$152,305	$(1,239)	$(249,950)	$—	$(98,643)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$88,331	$6,211	$8,966
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	88,030	91,477	85,046
Deferred income taxes	(84,155)	—	—
Depreciation and amortization	11,630	12,256	13,313
Non-cash change in insurance claim reserves	(6,725)	(722)	518
Non-cash portion of loss on early extinguishment of debt	5,668	—	—
Amortization of deferred financing costs	2,604	2,753	2,038
Accretion of 12.75% Senior Discount Notes	2,066	—	—
Loss (gain) on sale of property and equipment	454	39	(540)
Earnings (losses) of minority shareholder	102	(475)	1,507
Tax benefit from the exercise of stock options	2,202	—	—
Amortization of debt discount	17	26	26
Non-cash portion of gain on disposition of Latin American operations	—	—	(13,732)
Non-cash reversal of restructuring charge and other	—	—	(1,421)
Other	—	—	(176)
Change in assets and liabilities—
Accounts receivable	(94,668)	(96,397)	(81,589)
Inventories	(1,005)	(234)	656
Prepaid expenses and other	(3,049)	(1,001)	(476)
Insurance deposits	(5,311)	(1,307)	291
Other assets	1,510	(7,638)	(2,679)
Accounts payable	750	55	1,545
Accrued liabilities	3,597	(14,071)	(3,860)
Deferred revenue	1,888	1,227	908
Other liabilities	10,919	22,302	2,805

Net cash provided by operating activities	24,855	14,501	13,146

Cash flows from investing activities:
Capital expenditures	(12,521)	(8,646)	(9,400)
Proceeds from the sale of property and equipment	149	225	1,818

Net cash used in investing activities	(12,372)	(8,421)	(7,582)

Cash flows from financing activities:
Repayment of credit facility due December 2006	(152,555)	(1,000)	—
Repayment of 7.875% Senior Notes due March 2008	(150,000)	—	—
Borrowings under Term Loan B	135,000	—	—
Issuance of 9.875% Senior Subordinated Notes	125,000	—	—
Issuance of 12.75% Senior Discount Notes	50,209	—	—
Repayment of debt	(8,393)	(1,248)	(1,569)
Cash paid for debt issuance costs	(13,478)	(515)	(1,583)
Distributions to minority shareholders	—	—	(914)
Issuance of common stock	3,050	494	407

Net cash used in financing activities	(11,167)	(2,269)	(3,659)

Effect of currency exchange rate changes on cash	—	—	(21)

Increase in cash	1,316	3,811	1,884
Cash, beginning of year	16,372	12,561	10,677

Cash, end of year	$17,688	$16,372	$12,561

Non-cash investing activities:
Landlord funded leasehold improvements	$1,828	$—	$—

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and its Significant Accounting Policies

Nature of Business and Operations

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a leading provider of medical transportation services, which consist primarily of emergency and non-emergency medical transportation services. These medical transportation services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides private fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned subsidiary which it controls. All material intercompany accounts and transactions have been eliminated. Investments in companies that represent less than 20% of the related voting stock are carried at cost.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of discounts applicable to Medicare, Medicaid and other third-party payers, the allowance for doubtful accounts, the valuation allowance for deferred tax assets, workers’ compensation and general liability claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with federally insured institutions and monitors the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographical dispersion.

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform with the current year presentation.

Net Revenue

Medical transportation and related services revenue includes emergency and non-emergency medical transportation and related services fees as well as municipal subsidies and subscription fees. Medical transportation and related services fees are recognized as services are provided and are recorded net of estimated discounts applicable to Medicare, Medicaid and other third-party payers. Such discounts applicable to continuing operations, which totaled $230.0 million, $180.2 million and $147.7 million in fiscal 2005, 2004 and 2003, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue generated under fire protection service contracts is recognized over the life of the contract. Subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year. Additionally, the Company charges an enrollment fee for new subscribers under its fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years. Other revenue primarily consists of dispatch, fleet, billing, training and home health care service fees, which are recognized when the services are provided.

Accounts receivable

Accounts receivable represents amounts due from customers and are recorded at the time that the Company’s medical transportation and related services are provided. Accounts receivable balances are presented net of an allowance for doubtful accounts which is based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company’s allowance for doubtful accounts during the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	As of June 30,
	2005	2004	2003
Balance at beginning of year	$59,430	$48,422	$37,966
Provision for doubtful accounts—continuing operations	87,298	86,717	76,753
Provision for doubtful accounts—discontinued operations	732	4,760	8,293
Write-offs of uncollectible accounts	(80,521)	(80,469)	(74,590)

Balance at end of year	$66,939	$59,430	$48,422

Inventories

Inventories, consisting primarily of medical and fleet supplies, are recorded at the lower of cost or market with cost determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over fifteen to thirty years. Major additions and improvements are capitalized while maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

Goodwill

Goodwill represents the excess of the acquisition cost of an acquired company over the estimated fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, the Company uses discounted future cash flows. The Company performs its annual goodwill impairment test on June 30.

Impairment of Other Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, by comparing the carrying amount of such assets to the undiscounted future cash flows associated with them. In cases where the undiscounted future cash flows are less than the related carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the assets. The fair value is determined based on the present value of future cash flows using a discount rate commensurate with the risks involved.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue is principally comprised of prepaid fire subscription fees which are recognized as income on a straight-line basis over the subscription term which is generally one year in duration. Additionally, the Company charges an enrollment fee for new subscribers under its fire protection service contracts. Such fees are deferred and recognized over the estimated customer relationship period of nine years with the current portion reported as deferred revenue and the long-term portion reported within other liabilities.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for net operating losses, capital losses and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which realization of the related benefits is unlikely.

Stock Compensation

The Company accounts for employee stock compensation using the intrinsic value method specified by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation cost is reported in the consolidated statement of operations at the time stock options are granted as all options are issued with an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. The following table presents the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to compensation cost:

	Years Ended June 30,
	2005	2004	2003
Net income applicable to common stock	$88,331	$8,695	$5,362
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax	(115)	(621)	(1,605)

Proforma net income applicable to common stock	$88,216	$8,074	$3,757

Income per share:
Basic—As reported	$3.90	$0.52	$0.33

Basic—Pro forma	$3.89	$0.49	$0.23

Diluted—As reported	$3.66	$0.28	$0.33

Diluted—Pro forma	$3.66	$0.26	$0.23

The effects of applying SFAS 123 for providing pro forma disclosures for fiscal years 2005, 2004 and 2003 are not likely to be representative of the effects on reported net income and diluted income per share for future years because options vest over several years and additional awards are made each year.

The Company has computed the above pro forma disclosures for its stock option plans and Employee Stock Purchase Program (“ESPP”) using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended June 30,
	2005	2004		2003
	Option	Option	ESPP	Option	ESPP
Risk-free interest rate	3.79%	1.95%	1.18%	1.61%	1.38%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected lives in years	3.68	1.20	0.5	1.21	0.5
Expected volatility	145.51%	137.53%	100.00%	143.51%	100.00%

The following table presents the estimated amount of the total value of options granted and the ESPP share discount. These amounts would have been amortized on the straight-line basis over the vesting period (in thousands):

	Option	ESPP
For the year ended June 30, 2005	$79	$—
For the year ended June 30, 2004	13	96
For the year ended June 30, 2003	2,554	102

In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the company or liabilities that are based on the fair market value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using the fair-value method and to record that cost as compensation expense over the period during which the employee is required to perform the service in exchange for the award (generally over the vesting period of the award). The pro-forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company will adopt SFAS 123(R) on July 1, 2005 using the modified prospective method and does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

(2)	Liquidity

In March 2005, the Company completed a debt refinancing transaction which is further described in Note 9. The Company’s ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s revolving credit facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2006. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2005	2004
Equipment	$55,511	$56,821
Vehicles	78,324	76,805
Land and buildings	17,084	16,684
Leasehold improvements	8,067	6,457

	158,986	156,767
Less: Accumulated depreciation	(115,831)	(116,484)

	$43,155	$40,283

During fiscal 2005, the Company capitalized $1.8 million in non-cash, landlord-funded leasehold improvements relating to its corporate headquarters in Scottsdale, Arizona.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2005, 2004 and 2003 (in thousands):

	Segment A	Segment B	Segment C	Segment D	Other - Latin America	Total
Balance at June 30, 2002	$12,823	$1,644	$26,541	$159	$77	$41,244
Disposition of Latin American operations	—	—	—	—	(77)	(77)

Balance at June 30, 2003	12,823	1,644	26,541	159	—	41,167
Impairment write-down	—	—	(67)	—	—	(67)

Balance at June 30, 2004	12,823	1,644	26,474	159	—	41,100
Sale of business	—	—	(250)	—	—	(250)
Release of deferred tax valuation allowance	(355)	—	(1,151)	—	—	(1,506)

Balance at June 30, 2005	$12,468	$1,644	$25,073	$159	$—	$39,344

During fiscal 2004, the Company entered into an agreement to sell one of the businesses included in Segment C. In connection with this sale, the Company preformed a related goodwill impairment test and recorded an impairment write-down of $0.1 million. The sale was completed in fiscal 2005 at which time the remaining goodwill of $0.3 million was written-off.

During fiscal 2005, the Company recorded goodwill reductions totaling $1.5 million as a result of the release of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards. The related valuation allowances had been established at the time of acquisition.

(5)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2005	2004
Debt issuance costs (see Note 9)	$12,660	$7,375
Accounts receivable from insurers (see Note 8)	8,874	9,966
Retention bonus	1,404	1,393
Intangible assets, net	1,416	425
Deposits	2,071	2,920
Other	393	531

Total other assets	$26,818	$22,610

Intangible assets primarily consist of non-compete agreements. The changes in the carrying amount of intangible assets are as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$425	$1,462	600
Additions	1,500	—	1,065
Impairment write-offs	(346)	(799)	—
Amortization	(163)	(238)	(203)

Balance at end of year	$1,416	$425	$1,462

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, the Company capitalized $1.5 million related to a non-compete agreement with its Chief Executive Officer (“CEO”) which is being amortized to payroll and employee benefits on a straight-line basis over the seven year term of the agreement. Additionally, the Company wrote-off $0.3 million related to a non-compete agreement with a former executive upon resolution of a contractual dispute during fiscal 2005. Such amount is included in depreciation and amortization expense in the consolidated statement of operations.

During fiscal 2004, the Company wrote off the remaining balance of a non-compete agreement in the amount of $0.4 million associated with one of its discontinued medical transportation and related service areas. Additionally, the Company wrote off the remaining balance of a non-compete agreement for one of its medical transportation and related service areas in the amount of $0.4 million upon the death of a related individual. This amount is included in depreciation and amortization expense in the consolidated statement of operations.

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2006	$218
2007	218
2008	216
2009	215
2010	215
Thereafter	334

$1,416

Effective January 1, 2004, the Company entered into an employment agreement with its CEO, which was amended effective January 1, 2005, which expires in December 2010. Under the terms of this agreement, the CEO was paid a retention bonus of $1.5 million which is subject to repayment should the Company terminate his employment without cause or should the CEO terminate his employment without good reason. The unamortized balance at June 30, 2005 was $1.4 million and is being amortized ratably over the term of the agreement.

(6)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2005	2004
Accrued employee benefits	$12,261	$10,547
Accrued payroll and taxes	11,206	11,890
General liability claim reserves (see Note 8)	4,545	6,367
Accrued interest	5,743	5,270
Worker’s compensation claim reserves (see Note 8)	4,042	2,388
Other	4,710	5,740

Total accrued liabilities	$42,507	$42,202

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2005	2004
General liability claim reserves (see Note 8)	$17,061	$19,034
Workers’ compensation claim reserves (see Note 8)	8,710	6,003
Deferred revenue	1,266	1,109
Deferred rent	1,732	—
Deferred income taxes	650	650

Total other liabilities	$29,419	$26,796

During fiscal 2005, the Company capitalized $1.8 million in non-cash, landlord-funded leasehold improvements relating to its corporate headquarters in Scottsdale, Arizona with an offsetting amount in deferred rent which is being recognized over the term of the related lease. Such amount totaled $1.7 million at June 30, 2005.

(8)	General Liability and Workers’ Compensation Programs

Many of the Company’s operational contracts, as well as laws in certain of the areas where the Company operates, require that specified amounts of insurance coverage be maintained. Additionally, in the ordinary course of business, the Company is subject to accident, injury and professional liability claims as a result of the nature of its business and the day-to-day operation of its vehicle fleet. In order to minimize the risk of exposure, and to comply with such legal and contractual requirements, the Company carries a broad range of insurance policies, including comprehensive general liability, automobile, property damage, professional, workers’ compensation and other lines of coverage. The Company typically renews each of these policies annually and purchases limits of coverage at levels management believes are appropriate, taking into account historical and projected claim trends, reasonable protection of Company assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained may be achieved through a combination of primary policies, excess policies and self-insurance.

The Company retains certain levels of exposure with respect to its general liability and workers’ compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as its historical claims experience. The Company also recognizes a receivable from its insurers for amounts expected to be recovered in excess of its retention. The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of the related receivables.

The Company engages third-party administrators (“TPAs”) to manage claims resulting from its general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on an annual basis. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

In prior years, certain insurers required the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. The Company also has deposits related to its workers’

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation policy for the policy year ended April 30, 2005 as discussed below. Total cash deposits relating to the Company’s insurance programs totaled $11.1 million and $9.2 at June 30, 2005 and 2004, respectively. At June 30, 2005, the Company had outstanding letters of credit in support of its various insurance policies totaling $32.8 million.

General Liability

A summary of activity in the Company’s general liability claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2002	$15,433	$—	$15,433
Provision charged to other operating expense	4,506	—	4,506
Claim payments charged against the reserve	(6,004)	—	(6,004)
Increase in estimated recoverable claims	2,101	2,101	—

Balance June 30, 2003	16,036	2,101	13,935
Provision charged to other operating expense	7,020	—	7,020
Claim payments charged against the reserve	(5,219)	—	(5,219)
Increase in estimated recoverable claims	7,564	7,564	—

Balance June 30, 2004	25,401	9,665	15,736
Provision charged to other operating expense	3,553	—	3,553
Claim payments charged against the reserve	(5,334)	—	(5,334)
Decrease in estimated recoverable claims	(2,014)	(2,014)	—

Balance June 30, 2005	$21,606	$7,651	$13,955

Over the past two years the Company has worked diligently to close insurance-related claims as soon as possible. The Company has also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives, including the implementation of drive cam technology in the ambulance fleet. The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a reduction in the Company’s reserves by $3.4 million and $0.7 million as of June 30, 2005 and 2004, respectively, with a related reduction in other operating expenses.

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

On July 25, 2003, the Pennsylvania Insurance Department (the “Department”) placed Legion into liquidation. The Department is conducting the liquidation process, subject to judicial review by the Commonwealth Court of

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pennsylvania (the “Court”). On May 19, 2004, the Department, on behalf of Legion, Transatlantic, and the Company executed an Assumption Reinsurance and Substitution Agreement (the “Agreement”), whereby Transatlantic agreed to assume Legion’s obligations on the policies and be substituted as the primary insurance carrier on such policies. The Court approved the Agreement on May 26, 2004. As a result of the Agreement, Transatlantic will pay 70% of all claims and the Company will pay the remaining 30%. The Company’s portion of this liability, which has been based on an actuarial calculation, has been included in the reserve for general liability claims as of June 30, 2005 and 2004.

Workers’ Compensation

A summary of activity in the Company’s workers’ compensation claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2002	$15,924	$—	$15,924
Claim payments charged against the reserve	(4,669)	—	(4,669)
Increase in estimated recoverable claims	704	704	—

Balance June 30, 2003	11,959	704	11,255
Claim payments charged against the reserve	(3,165)	—	(3,165)
Decrease in estimated recoverable claims	(403)	(403)	—

Balance June 30, 2004	8,391	301	8,090
Provision charged to payroll and employee benefits	1,415	—	1,415
Increase in deposits	7,630	—	7,630
Retrospective-rated policy refunds	(2,134)	939	(3,073)
Claim payments charged against the reserve	(2,533)	—	(2,533)
Decrease in estimated recoverable claims	(17)	(17)	—

Balance June 30, 2005	$12,752	$1,223	$11,529

For annual policy years prior to May 1, 2002 and subsequent to May 1, 2005, the Company’s workers compensation policies include a deductible obligation with no annual aggregate limit. Loss provisions relating to reported claims as well as for claims incurred but not reported applicable to these policy years are based on currently available information as well as the Company’s historical claims experience. Amounts receivable from insurers for losses in excess of the Company’s deductible obligation are also recorded.

In each of the annual policy years ended April 30, 2003, 2004 and 2005, the Company purchased workers compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. The Company determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense. During fiscal 2005, a payroll audit applicable to the policy year ended April 30, 2004 was completed and resulted in additional premiums and related workers compensation expense of $0.2 million. Additionally, during fiscal 2004, a premium refund in the amount of $1.2 million applicable to the policy year ended April 30, 2003 was received and was recognized as a reduction of workers compensation expense. Finally, during fiscal 2005, the Company recognized estimated premium refunds totaling $0.9 million relating to these policy years based upon an updated loss assessment prepared by the Company’s independent actuaries.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to its workers compensation policy for the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded amounts paid to the insurer during the policy period as either loss fund deposits or insurance expense. Additionally, the Company recorded loss provisions for claims expected to be incurred during the policy period.

Reliance

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

On December 8, 2004, Reliance released collateral totaling $4.3 million which included a surety bond in the amount of $2.6 million and cash of $1.7 million. The surety bond was collateralized by a $1.5 million letter of credit and cash of $0.6 million, while the remaining balance was unsecured. In connection with the surety bond release, the related letter of credit and cash collateral were returned to the Company. Additionally, on December 10, 2004, Reliance returned $1.7 million of cash to the Company.

As of June 30, 2005 and 2004, the Company had $1.3 million and $3.0 million, respectively, of cash on deposit with Reliance, which is included in insurance deposits on the balance sheet. The Company also had deposits in the form of letters of credit with Reliance totaling $3.8 million as of June 30, 2005, which mature in March 2006.

Legion

During fiscal 2002, the Company purchased certain portions of its workers’ compensation coverage from Legion. Legion required assurances that the Company would be able to fund its related retention obligations, which were estimated by Legion to approximate $6.2 million. The Company provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd. (“Mutual Indemnity”), a Legion affiliate. That policy required the Company to deposit $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the Company’s retention obligations under the Legion policy. The Company funded these deposits on a monthly basis during the policy term. As of June 30, 2005 and 2004, the Company had net deposits with respect to this coverage totaling $2.2 million and $3.0 million, respectively, which are included in insurance deposits.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As mentioned previously, the Department placed Legion into liquidation on July 25, 2003. In January 2003, the Court ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds whom will be administering these claims. The Company has reserves in the amount of $2.3 million and $3.6 million as of June 30, 2005 and 2004, respectively, relating to these claims as well as the deposits noted above. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims.

(9)	Long-Term Debt

On March 4, 2005, the Company completed a refinancing transaction whereby its newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), entered into new senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the “Term Loan B”), a $20.0 million revolving credit facility due March 2010 (the “Revolving Credit Facility”) and a $35.0 million prefunded letter of credit facility (the “Letter of Credit Facility”). Indebtedness under the 2005 Credit Facility is guaranteed by the Company and each of Rural/Metro LLC’s current and future direct and indirect subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of Rural/Metro LLC’s and the Guarantors’ current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and Rural/Metro Corporation issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% senior discount notes due 2016 (the “Senior Discount Notes”). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have not been registered under the Securities Act of 1933, as amended.

Due to certain covenant restrictions contained in the Company’s 7.875% Senior Notes due 2008 (“Senior Notes”), the Company could not effectively refinance its prior senior credit facility without refinancing the Senior Notes. Therefore, the Company used the borrowings under the 2005 Credit Facility and the net proceeds from the offerings of the Senior Subordinated Notes and the Senior Discount Notes, together with $13.3 million of cash on hand, to finance a tender offer for and consent solicitation relating to the Company’s Senior Notes for which it received tenders and related consents from holders of 92% of the Senior Notes. In addition, the Company used such funds to redeem any Senior Notes not acquired in the tender offer, to repay amounts outstanding under the Company’s prior senior credit facility and to pay certain fees and expenses related to the refinancing transaction.

In connection with these refinancing activities, the Company recorded an $8.2 million loss on early debt extinguishment in March 2005. These costs included non-cash charges of $5.6 million related to the write-off of

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2005	2004
Senior Secured Term Loan B due March 2011	$128,000	$—
9.875% Senior Subordinated Notes due March 2015	125,000	—
12.75% Senior Discount Notes due March 2016	52,275	—
Revolving Credit Facility, undrawn	—	—
Credit Facility due December 2006	—	152,555
7.875% Senior Notes due March 2008	—	149,904
Other obligations, at varying rates from 6.0% to 12.75%, due through 2013	1,700	3,093

Long-term debt	306,975	305,552
Less: Current maturities	(1,497)	(1,495)

Long-term debt, net of current maturities	$305,478	$304,057

2005 Credit Facility

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.50% per annum or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2005, Rural/Metro Inc. had chosen the LIBOR option for a contract period of six months for $123.0 million of the outstanding debt balance and is accruing interest at 6.04% per annum. The remaining $5.0 million outstanding debt balance bears interest at 5.84% for a three-month period.

The Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. In May 2005, Rural/Metro LLC made an unscheduled principal payment of $7.0 million on Term Loan B, thus reducing the outstanding balance to $128.0 million as of June 30, 2005. At Rural/Metro LLC’s option, the entire amount was applied to the 1.0% annual principal payment obligation pertaining to Term Loan B, therefore, no principal payment is required on Term Loan B until September 30, 2010. Additional annual principal payments equal to 75% of the fiscal year-end Excess Cash Flow, as defined in the 2005 Credit Facility, are due on September 30th of each year with the first remeasurement period at June 30, 2006. Rural/Metro LLC capitalized $4.6 million of expenses associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. At the time of the $7.0 million unscheduled principal payment, $0.2 million in deferred financing costs were written-off. Unamortized deferred financing costs related to Term Loan B were $4.1 million at June 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus 3.25% per annum or, at Rural/Metro LLC’s option, the ABR plus 2.25% per annum on all amounts drawn against the line. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.7 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.6 million at June 30, 2005. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2005.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility can be increased from $35.0 million to a maximum of $45.0 million. The Letter of Credit Facility bears a participation fee of 2.50% plus an administrative fee of 0.15% for a total of 2.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. Rural/Metro LLC capitalized expenses associated with the Letter of Credit Facility of $1.2 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $1.1 million at June 30, 2005. At June 30, 2005, $32.1 million of the available Letter of Credit Facility balance was utilized primarily in support of insurance deductible arrangements.

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

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of June 30, 2005.

Effective June 30, 2005, the Company executed an amendment to the 2005 Credit Facility whereby the definition of the term “Fixed Charges” was modified to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.875% Senior Subordinated Notes

In March 2005, the Company’s two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers. They rank junior in right of payment to all of the Senior Subordinated Notes Issuers’ existing and future senior indebtedness, including the 2005 Credit Facility, rank pari passu in right of payment with any of the Senior Subordinated Notes Issuers’ future senior subordinated debt and rank senior in right of payment to any of the Senior Subordinated Notes Issuers’ future subordinated debt. Each of the Guarantors, other than Rural/Metro Inc., have guaranteed the Senior Subordinated Notes. These guarantees are unsecured and will be subordinated to all existing and future senior obligations of the Guarantors, including their guarantees of the 2005 Credit Facility.

At any time prior to March 15, 2008, the Senior Subordinated Notes Issuers may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 109.875% of the principal amount of the Senior Subordinated Notes to be redeemed. At any time prior to March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or a portion of the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus a make-whole premium. After March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or part of the Senior Subordinated Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Subordinated Notes. If the Company experiences a change of control, the Senior Subordinated Notes Issuers may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Costs related to this issuance totaling $5.0 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $4.8 million at June 30, 2005.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $52.3 million at June 30, 2005.

The Senior Discount Notes are unsecured senior obligations of Rural/Metro Corporation and will rank equally in right of payment with all its existing and future unsecured senior obligations and senior to its subordinated indebtedness. The Senior Discount Notes will be subordinated to the Company’s existing and future secured indebtedness, including its guarantee of the 2005 Credit Facility, to the extent of the assets securing that indebtedness. The Senior Discount Notes are not guaranteed by any of Rural/Metro Corporation’s subsidiaries and are subordinated to all obligations of Rural/Metro Corporation’s subsidiaries, including the Senior Subordinated Notes, the 2005 Credit Facility and the guarantees of the Guarantors.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At any time prior to March 15, 2008, Rural/Metro Corporation may redeem up to 35% of the Senior Discount Notes with the proceeds from certain equity offerings, subject to application of the first 50% of any proceeds to the 2005 Credit Facility, at a redemption price of 112.75% of the accreted value of the Senior Discount Notes to be redeemed. Prior to March 15, 2010, Rural/Metro Corporation may redeem all or a portion of the Senior Discount Notes at a price equal to 100% of the accreted value of the Senior Discount Notes, plus a make-whole premium. After March 15, 2010, Rural/Metro Corporation may redeem all or part of the Senior Discount Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Discount Notes. If Rural/Metro Corporation experiences a change of control, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of their accreted value, plus accrued and unpaid interest.

The Company capitalized costs totaling $2.0 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $2.0 million at June 30, 2005.

Other Terms

Rural Metro Corporation, the Senior Subordinated Note Issuers and the other guarantors of the Senior Subordinated Notes (collectively referred to as the “Issuers”) have agreed to file a registration statement with respect to offers to exchange the Senior Subordinated Notes and the Senior Discount Notes for new issues of same-class notes registered under the Securities Act within 240 days following the issue date of these notes, and have agreed to use their reasonable best efforts to cause the registration statement to become effective on or prior to 300 days following the issue date of the notes. If the Issuers fail to comply with these requirements, they may be required to pay additional interest at a rate of 0.25% per annum, with that rate increasing by 0.25% per annum every quarter, not to exceed 1.00% per annum until the default is cured.

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends on our capital stock or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2005.

Credit Facility Due December 2006

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

As a result of various financial and reporting covenant violations in December 1999, June 30, 2002 and March 15, 2003, the Company entered into the 2002 Amended Credit Facility and the 2003 Amended Credit Facility. The 2002 and 2003 Amended Credit Facilities, among other things, permanently waived all prior covenant violations, extended the maturity date to December 2006, increased the interest rate to LIBOR +7%, and required the Company to make unscheduled principal payments totaling $5.2 million.

In connection with the 2002 Amended Credit Facility, the Company paid lenders an amendment fee of $1.2 million as well as issued 211,549 of its Series B Shares. In connection with the 2003 Amended Credit Facility,

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company paid certain of the lenders amendment fees of $0.5 million and issued certain of the lenders 283,979 of its Series C Shares.

Unamortized debt issue costs related to the amendments as discussed above, which are included in other assets in the consolidated balance sheets, totaled $5.3 million as of June 30, 2004.

On June 30, 2004, the Company settled the Series B Shares and Series C Shares by the issuance of 2,115,490 and 2,839,788 common shares, respectively. See further discussion on the Series B Shares and Series C Shares in Note 11.

7 7/8% Senior Notes Due 2008

In March 1998, the Company issued $150.0 million if its 7 7/8% Senior Notes due 2008. Interest under the 7 7/8% Senior Notes was payable semi-annually on September 15 and March 15. The 7 7/8% Senior Notes were general unsecured obligations of the Company and were fully and unconditionally guaranteed on a joint and several basis by substantially all of its domestic wholly-owned current and future subsidiaries. The 7 7/8% Senior Notes contained certain covenants that, among other things, limited the Company’s ability to incur certain indebtedness, sell assets, or enter into certain mergers or consolidations. Unamortized debt issue costs, which are included in other assets in the consolidated balance sheets, totaled $2.0 million as of June 30, 2004

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2005 for each of the fiscal years ending June 30 are as follows (in thousands):

2006	$1,497
2007	37
2008	40
2009	42
2010	26
Thereafter	346,558

Gross principal	348,200
Less: Senior discount note accretion	(41,225)

Total debt at June 30, 2005	$306,975

The Company recorded interest expense of $29.6 million, $29.2 million and $28.0 million and paid interest of approximately $24.4 million, $28.3 million and $25.4 million in the years ended June 30, 2005, 2004 and 2003, respectively.

At June 30, 2005, the Company had outstanding letters of credit which mature during the next twelve months totaling $33.2 million, of which $32.8 million support general liability and workers’ compensation insurance programs.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Income Taxes

As required by generally accepted accounting principles, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability has determined to be unlikely. In prior periods, the Company maintained a full valuation allowance against its deferred tax assets, which consist primarily of its federal and state net operating loss carryforwards and its federal capital loss carryforwards, as management had concluded, based upon the available evidence, that realization was unlikely. During the fourth quarter of fiscal 2005, management completed its most recent recoverability assessment and concluded that based upon the Company’s profitability over the last few years, the expectation that profitable operations will continue, and completion of the refinancing transactions described in Note 9, it is now likely that $86.4 million of the Company deferred tax assets will be recovered in the future. The Company reflected the related valuation allowance release as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. The portion of the valuation allowance release recorded as a reduction of goodwill relates to acquired net operating losses for which a related benefit had not previously been recognized. The Company continues to maintain a valuation allowance of $33.2 million for those net operating loss and capital loss carryforwards that management currently expects will expire prior to utilization.

The following table shows the components of the income tax benefit (provision) applicable to continuing operations (in thousands):

	Years ended June 30,
	2005	2004	2003
Current:
Federal	$(428)	$—	$—
State	112	(16)	—

Total	(316)	(16)	—

Deferred:
Federal	303	—	—
State	(1,094)	—	—

Total	(791)	—	—

Change in valuation allowance:	83,924	—	—

Total benefit (provision)	$82,817	$(16)	$—

The income tax benefit (provision) differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2005	2004	2003
Federal income tax (provision) benefit at statutory rate	$(1,291)	$(331)	$2,982
State taxes, net of federal tax benefit	(982)	(16)	—
Change in valuation allowance	83,924	(590)	(2,982)
Other, net	1,166	921	—

Total benefit (provision)	$82,817	$(16)	$—

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$81,573	$85,019
Capital loss carryforwards	14,518	14,630
Insurance claim reserves	10,393	10,845
Accelerated depreciation and amortization	5,002	6,615
Allowance for doubtful accounts	5,718	5,359
Compensation and benefits	2,893	1,952
Other	3,702	1,778

Deferred tax assets	123,799	126,198

Deferred tax liabilities:
Partnership losses	(3,506)	(6,606)
Other	(2,078)	(650)

Deferred tax liabilities	(5,584)	(7,256)

Net deferred tax assets before valuation allowance	118,215	118,942
Less: valuation allowance	(33,204)	(119,592)

Net deferred tax asset (liability)	$85,011	$(650)

As of June 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $201 million and $306 million, respectively, which expire in 2014-2024. The Company also had capital loss carryforwards for federal income tax purposes of approximately $38 million, which expire in 2006-2009. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

Cash payments for income taxes were $0.5 million, $0.3 million and $0.3 million during the years ended June 30, 2005, 2004 and 2003, respectively.

(11)	Redeemable Nonconvertible Participating Preferred Stock

In connection with amendments to its previous credit agreement, the Company issued 211,549 Series B redeemable nonconvertible participating preferred shares (“Series B Shares”) and 283,979 Series C redeemable nonconvertible participating preferred shares (“Series C Shares”) to certain of its lenders.

The Company recorded the Series B and Series C Shares at their estimated fair values at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issuance costs. At the Company’s option, the Series B and Series C Shares could be settled by either the issuance of 2,115,490 and 2,839,790 common shares, respectively, or a cash payment equivalent to the prescribed redemption values. Due to cash redemption clauses, such shares were classified outside of stockholders’ equity (deficit). Additionally, the original value of the Series B and Series C Shares was being accreted to their respective redemption values through December 31, 2004 and December 31, 2006, respectively, with an offsetting charge to additional paid-in capital. Series B and Series C Share accretion totaled $4.8 million and $1.5 million, respectively, for the year ended June 30, 2004. Series B Share accretion totaled $3.6 million for the year ended June 30, 2003.

As a sufficient number of common shares were not available to permit settlement of the Series B and Series C Shares, the Company sought and obtained stockholder approval at its Annual Meeting of Stockholders held on

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 10, 2004, the Company received written notice from the holders of at least 20% of the outstanding common stock issued upon settlement of the Series B and Series C Shares requesting the registration of such common stock. In June 2005, the Company registered all of the outstanding common stock issued upon settlement of the Series B and Series C shares with the Securities and Exchange Commission.

As of June 30, 2005 and 2004, there 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

(12)	Shareholder Rights Plan

In August 1995, the Company adopted a shareholder rights plan, which authorized the distribution of one right (a Right) to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value per share, for each share of common stock of the Company. The Rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15% or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock.

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

The current shareholder rights plan expired on August 23, 2005. On August 24, 2005, the Company entered into a new shareholder rights plan that is substantially similar to the previous plan, including the aspects described above. The new shareholder rights plan expires on August 24, 2015.

(13)	Employee Benefit Plans

Employee Stock Purchase Plan

The Company established the Employee Stock Purchase Plan (“ESPP”) through which eligible employees could purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company had reserved 2,150,000 shares of stock for issuance under the ESPP. The purchase price per share was the lower of 85% of the closing price of the Company’s common stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred. Employees purchased 341,430 and 570,801 shares of the Company’s common stock under the ESPP during fiscal years 2004 and 2003, respectively, at average per share prices of $0.98 and $0.60. The ESPP expired on June 30, 2004. Shares related to the semi-annual period ended June 30, 2004 were issued in July 2004.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company, direct granting of the common stock of the Company (“Stock Awards”), the granting of stock appreciation rights (“SARs”), or the granting of other cash awards (“Cash Awards”) (Stock Awards, SARs and Cash Awards are collectively referred to herein as “Awards”). At June 30, 2005, 2.4 million options had been exercised and 1.9 million options remain outstanding under the 1992 Plan. Options were granted as incentive stock options or non-qualified stock options.

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

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2005, 1.1 million options had been exercised and 0.4 million options remain outstanding under the 2000 Plan.

Options may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company.

The terms of each Award were established by the Board of Directors at the time of grant. Options granted to date vest over periods not exceeding three years.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes stock option activity in the 1992 Plan and the 2000 Plan:

	Year Ended June 30, 2005
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	5,001,728	$0.39 - $36.00	$5.65
Granted	30,000	$1.32 - $4.67	$3.15
Cancelled	(540,505)	$0.39 - $36.00	$12.09
Exercised	(2,159,606)	$0.39 - $3.45	$1.39

Options outstanding at end of year	2,331,617	$0.39 - $36.00	$8.06

Options exercisable at end of year	2,258,282	$0.39 - $36.00	$8.27
Options available for grant at end of year	467,329
Weighted average fair value per share of options granted			$2.64

	Year Ended June 30, 2004
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	6,130,291	$0.39 - $36.00	$5.25
Granted	10,000	$1.89	$1.89
Cancelled	(859,598)	$0.39 - $32.25	$4.43
Exercised	(278,965)	$0.39 - $2.00	$0.65

Options outstanding at end of year	5,001,728	$0.39 - $36.00	$5.65

Options exercisable at end of year	4,538,146	$0.39 - $36.00	$6.04
Options available for grant at end of year	442,329
Weighted average fair value per share of options granted			$1.29

	Year Ended June 30, 2003
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	5,198,978	$0.39 - $36.00	$7.79
Granted	1,697,000	$2.00 - $2.24	$2.00
Cancelled	(672,216)	$0.39 - $32.88	$15.60
Exercised	(93,471)	$0.39 - $1.50	$0.69

Options outstanding at end of year	6,130,291	$0.39 - $36.00	$5.25

Options exercisable at end of year	4,173,976	$0.39 - $36.00	$7.00
Options available for grant at end of year	265,246
Weighted average fair value per share of options granted			$1.43

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding and exercisable at June 30, 2005 for options issued under the 1992 Plan and the 2000 Plan:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.39 - $ 0.44	233,331	6.47	$0.39	233,331	$0.39
$0.84 - $ 1.32	236,520	6.11	$0.86	179,853	$0.85
$1.38 - $ 1.89	156,250	5.35	$1.52	152,916	$1.51
$2.00	583,200	6.32	$2.00	583,200	$2.00
$2.24 - $ 7.13	272,167	4.12	$6.40	258,833	$6.52
$7.56 - $ 8.00	423,356	3.99	$7.90	423,356	$7.90
$8.25 - $ 32.25	351,220	1.82	$26.88	351,220	$26.88
$ 32.50 - $ 36.00	75,573	2.23	$33.94	75,573	$33.94

$0.39 - $ 36.00	2,331,617	4.76	$8.06	2,258,282	$8.27

During fiscal 2003, the Company recorded non-cash stock compensation expense totaling $139,000 relating to the modification of stock options for certain executives of the Company’s former Latin American operations. The related charges are included in income from discontinued operations in the accompanying consolidated statement of operations.

401(k) Plan

The Company has a defined contribution plan (the “401(k) Plan”) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

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

Matching contributions of $1.6 million were made to the 401(k) Plan during each of the fiscal years ended June 30, 2005 and 2004. The Company did not elect to make a discretionary profit sharing contribution in fiscal years 2005, 2004 or 2003. The Company’s accrued 401(k) liability was $2.3 million and $2.4 million at June 30, 2005 and 2004, respectively. The 401 (k) Plan has a December 31 year-end and therefore the accrued liability balances at June 30, 2005 and 2004 include approximately 18 months of matching contribution.

Defined Benefit Pension Plan

Effective July 1, 2004, the Company established a defined benefit pension plan covering eligible employees of one of the Company’s subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

The Company’s general funding policy is to make annual contributions to the plan as determined to be required by the plan’s independent actuary at the start of the fiscal year and as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2005 totaled $0.8 million. An actuarial valuation report was prepared as of the June 30, 2005 measurement date and used for the disclosures included below.

The following tables provide reconciliations of the changes in the plan’s benefit obligation, fair value of assets and prepaid benefit cost for the fiscal year ended June 30, 2005 (in thousands):

Reconciliation of change in benefit obligation:
Benefit obligation at June 30, 2004	$—
Service cost	726
Interest cost	—
Benefits paid	—
Unrecognized actuarial loss	142
Plan participants’ contributions	15

Benefit obligation at June 30, 2005	$883

Reconciliation of change in plan assets:
Fair value of plan assets at June 30, 2004	$—
Actual return on plan assets	38
Employer contributions	798
Benefits paid	—
Plan participants’ contributions	15

Fair value of plan assets at June 30, 2005	$851

Reconciliation of funded status:
Benefit obligation at June 30, 2005	$(883)
Fair value of plan assets at June 30, 2005	851

Funded status	(32)
Unrecognized actuarial loss	142
Plan participants’ contributions	(15)

Prepaid benefit at June 30, 2005	95

Net periodic pension benefit cost for the year ended June 30, 2005 totaled $700,000 and was comprised of service cost of $726,000 offset by the expected return on plan assets of $26,000.

The assumptions used to determine the Company’s benefit obligations as of June 30, 2005 were:

Discount rate	5.0%
Rate of increase in compensation levels	2.5%

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used to determine the Company’s net periodic benefit cost for the year ended June 30, 2005 were:

Discount rate	6.25%
Rate of increase in compensation levels	4.0%
Expected long-term rate of return on assets	7.5%

The discount rate at June 30, 2005 was determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the plan’s anticipated cash flows. The discount rate was determined as the level rate compounded annually that produced the same present value as that based upon the spot rates, with an adjustment to reflect a provision for expenses.

For the fiscal year ended June 30, 2005, the Company assumed a long-term rate of return on assets of 7.5%. In developing the 7.5% expected long-term rate of return assumption, management evaluated input from an independent actuary, including their projection of asset class return expectations and long- term inflation assumptions.

The Company’s pension plan assets at June 30, 2005 by asset category is shown below.

Equity securities	59.8%
Debt securities	31.9%
Real estate	8.3%

Total	100.0%

The Company invests in a diversified portfolio to ensure that adverse or unexpected results from a security class will not have a detrimental impact on the entire portfolio. The portfolio is diversified by asset type, performance and risk characteristics and number of investments. Asset classes and ranges considered appropriate for investment of the plan’s assets are determined by the plan’s investment committee. The asset classes include domestic and foreign equities, emerging market equities, domestic and foreign investment grade and high-yield bonds and domestic real estate.

The Company’s retirement plan expects to make future benefit payments to retirees during the following fiscal years (in thousands):

2008	$2
2009	4
2010	16
2011-2015	303

Employee Stock Ownership Plan

The Company established the Employee Stock Ownership Plan (the “ESOP”) in 1979 and made related contributions at the discretion of the Board of Directors. In July 1999, the Company’s Board of Directors approved an amendment to freeze the ESOP, effective June 30, 1999, with respect to all employees other than members of collective bargaining agreements that include participation in the ESOP. All participants’ accounts were fully vested as of June 30, 1999.

The ESOP held 3.1 percent of the outstanding common stock of the Company for the benefit of all participants as of June 30, 2004. In March 2005, the ESOP Advisory Committee approved the liquidation of the ESOP and the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution of the common stock and cash balances to the participants. The liquidation was completed during fiscal 2005 and did not have a material effect on the Company’s financial condition, results of operations or cash flows.

(14)	Earnings per Share

The Company calculates earnings per share following the guidance outlined in SFAS No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the EITF and the SEC. As a result of the issuance of its Series B and Series C Shares, the Company began calculating income (loss) per share using the “two-class” method whereby net income (loss) for the period is allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 11. As also described in Note 11, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method is no longer required.

The following is a reconciliation of the numerator and denominator (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the years ended June 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years Ended June 30,
	2005	2004	2003
Income (loss) from continuing operations	$86,404	$1,142	$(10,134)
Less: Income from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	(1,262)	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	(6,320)	(3,604)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	10,066	—

Income (loss) from continuing operations applicable to common stock	$86,404	$3,626	$(13,738)

Average number of shares outstanding—Basic	22,674	16,645	16,116
Add: Incremental shares for:
Dilutive effect of stock options	1,431	927	—
Settlement of Series B and Series C redeemable nonconvertible participating preferred stock	—	4,245	—

Average number of shares outstanding—Diluted	24,105	21,817	16,116

Income (loss) per share—Basic:
Income (loss) from continuing operations applicable to common stock	$3.81	$0.29	$(0.85)

Income (loss) per share—Diluted:
Income (loss) from continuing operations applicable to common stock	$3.58	$0.06	$(0.85)

Stock options with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted income (loss) per share. Such options totaled 1.5 million, 4.2 million and 4.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. Additionally, for the fiscal year ended June 30, 2003, 1.4 million option shares which had exercise prices below the average market prices during the respective period were excluded from the computation of diluted loss per share due to anti-dilutive effects.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)	Commitments and Contingencies

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has surety bonds that are renewable annually. The Company had $9.8 million of surety bonds outstanding as of June 30, 2005.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $11.4 million, $10.7 million and $10.6 million in fiscal 2005, 2004 and 2003, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2006	$9,178
2007	8,953
2008	8,079
2009	7,141
2010	6,646
Thereafter	29,348

$69,345

Indemnifications

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify other parties against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants.

Additionally, some of the Company’s customer agreements require the Company to provide certain assurances related to the performance of its services. Such assurances, from time to time, obligate the Company to (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide surety bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default. With respect to such surety bonds, the Company is also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

While the Company’s future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations, and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under any of these indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial condition, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting its business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which it is a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters generally. The Company is also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against the Company or in a government investigation or proceeding, including those described below, could result in substantial potential liabilities and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, these proceedings, and the Company’s actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase indemnification obligations, divert management’s attention, and/or adversely affect the ability to execute the Company’s business and financial strategies. The Company’s outstanding litigation includes the following:

On March 5, 1999, the Company made a voluntary disclosure to the Office of the Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) concerning questionable billing practices by a subsidiary operating in Pennsylvania. These practices evidently began prior to the January 1997 acquisition of that subsidiary by the Company and continued, to some extent, until December 1998. On October 25, 1999, a qui tam lawsuit styled THE UNITED STATES OF AMERICA ex rel. RICHARD S. BUCKMAN V. RURAL METRO CORPORATION AND DONLOCK, LTD., Civil Action No. 3:CV 99-1883, was filed under seal in United States District Court for the Middle District of Pennsylvania. The lawsuit alleged various improper billing practices under the Medicare program, including those practices the Company self-disclosed to the OIG several months earlier. On November 15, 2002, the government elected to intervene in one count concerning the issue the Company self-disclosed to the OIG and declined to intervene in the lawsuit’s remaining counts. The seal was lifted by court order on February 26, 2004. Effective June 21, 2005, the Company entered into a Settlement Agreement with the United States of America and the relator relating to the matters alleged in the qui tam complaint. Under the terms of the Settlement Agreement, the government and the relator agreed to dismiss the complaint against the Company and release it from any civil or administrative monetary claims the United States may have had against the Company relating to the claims covered in the complaint. In exchange for the release, the Company paid the United States approximately $1.5 million. On July 5, 2005, an order was entered in the United States District Court for the Middle District of Pennsylvania dismissing the complaint against the Company.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2005, the Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) entered into settlement discussions with the OIG regarding alleged improper billing practices in South Dakota. Although Sioux Falls has not admitted any liability with respect to the government’s claims, it is working with the government to successfully develop specific terms of a settlement arrangement. Currently, no specific terms have been agreed upon. As of June 30, 2005, the Company had established a reserve relating to this matter of $0.5 million.

The U.S. government provided the Company with an analysis relating to its investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in Texas. The Company is considering the government’s analysis and will provide a response to the government’s investigation. At this time, it is not possible to predict the ultimate conclusion of this investigation, nor is it possible to estimate the financial exposure, if any, to the Company.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes it is in compliance with fraud and abuse statutes and their applicable governmental interpretation.

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Those reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $0.9 million and $1.4 million as of June 30, 2005 and 2004, respectively (including $0.5 million related to Sioux Falls at June 30, 2005 and $1.0 million related to the Donlock lawsuit at June 30, 2004) are adequate based on information currently available.

SEC Inquiry

On October 28, 2003, the SEC notified the Company that it was conducting an informal fact-finding inquiry. The Company voluntarily provided the information requested by the SEC Staff and intends to cooperate fully. In early 2004, the Company met with the Staff to discuss the materials that had been submitted to the SEC. Shortly after the meeting, additional materials were provided to the Staff. The Company has not been contacted by the SEC since that time.

Nasdaq Listing

Effective with the opening of business on July 13, 2004, the Company’s common stock was delisted from the Nasdaq Capital Market and began trading on the OTC Bulletin Board. On November 24, 2004, after receiving notification that the earlier decision to delist its securities from the Capital Market had been reversed, the Company submitted an application for listing on the Nasdaq Capital Market. On December 21, 2004, the Company was informed that its listing application had been approved and the Company’s common stock resumed trading under the symbol “RURL” on the Nasdaq Capital Market on December 27, 2004.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, the Company has other employment agreements with certain members of management which specify terms such as non-compete provisions and potential severance benefits, among others.

Management Incentive Plan

The final form of the 2005 Management Incentive Plan (“2005 MIP”) was approved by the Board of Directors (the “Board”) on April 5, 2005. The 2005 MIP is an annual cash incentive plan for key executives based upon performance goals. The 2005 MIP also included a separate bonus opportunity for certain key executives based upon, among other things, the successful completion of a refinancing transaction of either or both of the 2003 Amended Credit Facility and the outstanding Senior Notes during fiscal 2005 or fiscal 2006 and the future realization of certain related operating strategies. Such refinancing was completed in March 2005. The Company’s Compensation Committee and Board of Directors determined that several participants satisfied the criteria for receipt of a bonus payment pursuant to the incentive program and approved payment of $1.8 million during fiscal 2005. In addition, the Company paid bonuses of $1.35 million each to the CEO and CFO during fiscal 2005 related to the officers successfully completing the operational goals contemplated in the debt refinancing transactions.

(16)	Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the resulting fair value estimates.

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these instruments. The carrying value of notes payable approximate the related fair values as rates on these instruments approximate market rates currently available for instruments with similar terms and remaining maturities. The fair value of the Term Loan B, the 9.875% Senior Subordinated Notes and the 12.75% Senior Discount Notes were determined by quoted market prices as of June 30, 2005. The fair value of the 7.875% Senior Notes was determined by the quoted market price as of June 30, 2004. The relationship between the fair value and carrying value of the 7.875% Senior Notes was then applied to the amount outstanding under the Credit Facility due December 2006 to arrive at the estimated fair value.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a comparison of the fair value and carrying value of the Company’s long-term debt (in thousands):

	As of June 30,
	2005		2004
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	129,600	128,000	—	—
9.875% Senior Subordinated Notes due March 2015	123,750	125,000	—	—
12.75% Senior Discount Notes due March 2016	46,750	52,275	—	—
Credit Facility due December 2006	—	—	132,723	152,555
7.875% Senior Notes due March 2008	—	—	130,416	149,904

(17)	Segment Reporting

The Company provides emergency and non-emergency medical transportation services, private fire protection services, primarily on a subscription fee basis, and a variety of other services.

The Company reevaluated its segment disclosures in 2005 in light of the issuance of Emerging Issues Task Force Issue 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. As a result of this guidance, the Company has revised its segment disclosures to present four regionally-based reportable segments which correspond with the manner in which the associated operations are managed and evaluated by senior management. These revised segments comprise operations within the following states:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California, Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reportable segment provides medical transportation services while our fire services are predominately centered in Segments B and C.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income (loss) from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment assets consist solely of accounts receivable.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for the fiscal years ended June 30, 2005, 2004 and 2003:

	Segment A	Segment B	Segment C	Segment D	Total
Year ended June 30, 2005
Net revenues from external customers;
Medical transportation	$119,399	$98,405	$135,521	$115,789	$469,114
Fire and other	3,599	21,168	35,861	1,342	61,970

Total net revenue	122,998	119,573	171,382	117,131	531,084

Segment profit	14,825	9,844	21,908	5,602	52,179
Segment assets	16,983	16,615	20,592	17,796	71,986
Year ended June 30, 2004
Net revenue from external customers;
Medical transportation	$120,934	$96,384	$113,216	$106,958	$437,492
Fire and other	3,895	19,314	32,328	744	56,281

Total net revenue	124,829	115,698	145,544	107,702	493,773

Segment profit	11,855	9,801	16,072	3,354	41,082
Segment assets	14,120	14,755	17,622	18,851	65,348
Year ended June 30, 2003
Net revenue from external customers;
Medical transportation	$111,038	$85,037	$98,955	$101,718	$396,748
Fire and other	5,039	19,227	31,005	704	55,975

Total net revenue	116,077	104,264	129,960	102,422	452,723

Segment profit	9,276	8,670	8,285	4,693	30,924

The following is a reconciliation of segment profit to income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle (in thousands):

	Years Ended June 30,
	2005	2004	2003
Segment profit	$52,179	$41,082	$30,924
Depreciation and amortization	(11,046)	(10,990)	(11,628)
Interest expense	(29,579)	(29,243)	(28,012)
Interest income	305	97	197
Loss on early extinguishment of debt	(8,170)	—	—

Income (loss) from continuing operations before income taxes and minority interest	$3,689	$946	$(8,519)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2005	2004
Segment assets	$71,986	$65,348
Cash	17,688	16,372
Inventories	12,743	11,738
Prepaid expenses and other	9,449	8,512
Property and equipment, net	43,155	40,283
Goodwill	39,344	41,100
Deferred tax asset	85,661	—
Insurance deposits	9,037	9,244
Other assets	26,818	22,610

Total assets	$315,881	$215,207

(18)	Discontinued Operations

Domestic Discontinued Operations

During fiscal 2005, the Company ceased operating in four service areas located in Mississippi, New Jersey, Nebraska and Texas as a result of these service areas not meeting internal operational and profitability measures. One of these businesses was sold in April 2005 at a pre-tax gain of $143,000. The Company also ceased operating in one service area in Arizona as part of a strategic decision to exit as the contracted provider of fire protection services in that service area. The results of these service areas for the years ended June 30, 2005, 2004 and 2003 are included in income from discontinued operations.

During fiscal 2004, the Company ceased operating in ten service areas in Maryland, South Carolina and Texas as a result of these service areas not meeting internal operational and profitability measures. The Company also ceased operating in one service area in New York due to the sale of the service area for a pre-tax gain of $177,000 as the Company continues to dispose of non-core businesses, one service area in Texas due to the customer filing Chapter 11 and one service area in Arizona due to the city converting the service area to a fire district. In addition, one of the Company’s protection services businesses located in Arizona was classified as held for sale at June 30, 2004 and such sale closed during the first quarter of fiscal 2005 at a loss of $24,000. The results of these service areas for the years ended June 30, 2004 and 2003 are included in income from discontinued operations.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations for the years ended June 30, 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Net revenue:
Segment A	$28	$3,793	$12,619
Segment B	2,798	4,544	5,973
Segment C	18,921	19,471	18,184
Segment D	9,613	21,853	30,983
Other—Latin America	—	—	2,388

Net revenue from discontinued operations	$31,360	$49,661	$70,147

	Years Ended June 30,
	2005	2004	2003
Income (loss):
Segment A	$(16)	$(471)	$1,658
Segment B	347	809	950
Segment C	1,204	3,450	1,677
Segment D	392	1,018	2,375
Other—Latin America	—	—	12,332

Income from discontinued operations	$1,927	$4,806	$18,992

Income from discontinued operations is presented net of income taxes of $1.1 million, $0.3 million and $0.2 million for the years ended June 30, 2005, 2004 and 2003, respectively.

(19)	Related Party Transactions

The Company incurred rental expense of $84,000, $84,000 and $69,000 in fiscal 2005, 2004 and 2003 related to leases of fire and medical transportation facilities with a former director of the Company.

The Company incurred consulting fees of $36,000 for the fiscal year ended June 30, 2005 with two directors of the Company. The Company incurred consulting fees of $89,000 for the fiscal year ended June 30, 2003 with a former director of the Company. The Company incurred legal fees of $16,000 in fiscal 2003 with a law firm in which a director is a partner.

(20)	Restructuring and Other

During the fourth quarter of fiscal 2001, the Company decided to close or downsize nine service areas and in connection therewith, recorded restructuring charges as well as other related charges totaling $9.1 million. These charges included accrued severance, lease termination and other costs totaling $1.5 million relating to an under performing service area that the Company had planned to exit at the time of contract expiration in December 2001. During fiscal 2002, the contract was extended for a one-year period at the request of the municipality to enable it to transition medical transportation service to a new provider. In connection with the contract extension, the Company released $0.2 million of previously accrued lease termination costs relating to the extension period to income. The operating environment in this service area improved and in November 2002, the Company was awarded a new multi-year contract. As a result, the remaining reserve of $1.3 million originally recorded in 2001 was released to income during fiscal 2003.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)	Subsequent Events

On August 19, 2005, the Company sold land in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which will be included in the results of operations in the first quarter of fiscal 2006.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (June 30, 2005). These disclosure controls and procedures have been designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures, and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management determined that there was a material weakness in our internal control over financial reporting as of June 30, 2005, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting.” Based on this evaluation and because of the material weakness described in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (“ICIF”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that; (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005, we identified the following material weakness.

As of June 30, 2005, we did not maintain effective controls over the accounting for income taxes. Specifically, personnel in the accounting and finance areas had inadequate knowledge relating to deferred tax asset valuation allowances resulting in errors in our accounting for deferred income tax benefits. This control deficiency resulted in audit adjustments to the fiscal fourth quarter 2005 financial statements. Additionally, this control deficiency could result in a misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005, based on the criteria established in ICIF issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In an effort to remediate the material weakness in our internal control over financial reporting described above, management intends to implement a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes, hire a director of taxation and improve the processes and procedures used in the preparation of the annual and interim income tax provisions. Management currently expects that these steps will be completed by the end of the third quarter of fiscal 2006.

ITEM 9B. Other	Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Proposal to Elect Directors — Nominees”, “Code of Ethics”, “Proposal to Elect Directors — Meetings and Committees of the Board of Directors; Independence” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” as set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

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

The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading “Proposal to Elect Directors — Director Compensation and Other Information” and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Principal Stockholders, Directors and Officers and Related Stockholder Matters” as set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information under the heading “Proposal to Elect Directors” as set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.	Description of Exhibit

2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004*

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights.(34)

3.2	Amended and Restated Bylaws of the Registrant(1)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes).(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes).(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

Exhibit No.	Description of Exhibit

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18(a)	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.22	Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

Exhibit No.	Description of Exhibit

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.*

10.72	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Michael S. Zarriello, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.

(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(29)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.
(30)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(32)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 11, 2005.
(34)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/S/ JACK E. BRUCKER
Jack E. Brucker President and Chief Executive Officer

September 28, 2005

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ COR J. CLEMENT Cor J. Clement	Chairman of the Board of Directors	September 28, 2005

/S/ LOUIS G. JEKEL Louis G. Jekel	Vice Chairman of the Board of Directors	September 28, 2005

/S/ JACK E. BRUCKER Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005

/S/ MICHAEL S. ZARRIELLO Michael S. Zarriello	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	September 28, 2005

/S/ MATTHEW J. MAJOROS Matthew J. Majoros	Managing Director of Finance and Accounting and Corporate Controller (Principal Accounting Officer)	September 28, 2005

/S/ MARY ANNE CARPENTER Mary Anne Carpenter	Director	September 28, 2005

/S/ WILLIAM C. TURNER William C. Turner	Director	September 28, 2005

/S/ HENRY G. WALKER Henry G. Walker	Director	September 28, 2005

/S/ ROBERT E. WILSON Robert E. Wilson	Director	September 28, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004*

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights.(34)

3.2	Amended and Restated Bylaws of the Registrant(1)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes).(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes).(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

Exhibit No.	Description of Exhibit

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18(a)	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.22	Master Lease Agreement by and between Plazamerica, Inc. and the Registrant, dated January 30, 1990(1)

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

Exhibit No.	Description of Exhibit

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners.*

10.72	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Michael S. Zarriello, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.

(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(29)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.
(30)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(32)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.

(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 11, 2005.
(34)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.