Form 10-Q
period 2005-09-30
RURAL/METRO CORP /DE/
filed 2005-11-14
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

There were 24,385,105 shares of the registrant’s Common Stock outstanding on October 31, 2005.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2005

Part I. Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share data)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash	$8,808	$17,688
Short-term investments	12,500	—
Accounts receivable, net	74,804	71,986
Inventories	12,905	12,743
Deferred tax assets	10,517	10,110
Prepaid expenses and other	7,464	9,449

Total current assets	126,998	121,976

Property and equipment, net	43,158	43,155
Goodwill	39,344	39,344
Deferred tax assets	71,978	75,551
Insurance deposits	8,659	9,037
Other assets	25,109	26,818

Total assets	$315,246	$315,881

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,693	$14,738
Accrued liabilities	37,346	42,507
Deferred revenue	20,482	19,429
Current portion of long-term debt	1,139	1,497

Total current liabilities	70,660	78,171

Long-term debt, net of current portion	307,110	305,478
Other liabilities	30,345	29,419

Total liabilities	408,115	413,068

Minority interest	1,618	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both September 30, 2005 and June 30, 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,288,082 and 24,117,499 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	243	241
Additional paid-in capital	152,880	152,305
Treasury stock	(1,239)	(1,239)
Accumulated deficit	(246,371)	(249,950)

Total stockholders’ equity (deficit)	(94,487)	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$315,246	$315,881

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004
Net revenue	$140,919	$128,118

Operating expenses:
Payroll and employee benefits	69,284	66,427
Provision for doubtful accounts	24,431	21,391
Depreciation and amortization	2,813	2,890
Other operating expenses	30,908	26,353
Gain on sale of assets	(1,335)	—

Total operating expenses	126,101	117,061

Operating income	14,818	11,057
Interest expense	(7,513)	(7,320)
Interest income	158	130

Income from continuing operations before income taxes and minority interest	7,463	3,867
Income tax provision	(3,722)	(76)
Minority interest	(162)	(309)

Income from continuing operations	3,579	3,482
Income from discontinued operations, net of income taxes	—	935

Net income	$3,579	$4,417

Income per share
Basic—
Income from continuing operations	$0.15	$0.16
Income from discontinued operations	—	0.04

Net income	$0.15	$0.20

Diluted—
Income from continuing operations	$0.14	$0.15
Income from discontinued operations	—	0.05

Net income	$0.14	$0.20

Average number of common shares outstanding—Basic	24,232	21,959

Average number of common shares outstanding—Diluted	25,261	22,679

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,579	$4,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Provision for doubtful accounts	24,431	21,588
Deferred income taxes	3,166	—
Depreciation and amortization	2,813	3,237
Accretion of 12.75% Senior Discount Notes	1,640	—
(Gain) loss on sale of property and equipment	(1,348)	64
Amortization of deferred financing costs	435	670
Earnings of minority shareholder	162	309
Stock based compensation	9	—
Amortization of debt discount	—	6
Change in assets and liabilities—
Accounts receivable	(27,249)	(23,133)
Inventories	(162)	(132)
Prepaid expenses and other	1,985	(210)
Insurance deposits	378	896
Other assets	1,220	68
Accounts payable	(2,890)	(5,190)
Accrued liabilities	(5,161)	(11,202)
Deferred revenue	1,053	902
Other liabilities	926	2,903

Net cash provided by (used in) operating activities	4,987	(4,807)

Cash flows from investing activities:
Purchases of short-term investments	(25,000)	—
Sales of short-term investments	12,500	—
Capital expenditures	(2,974)	(3,708)
Proceeds from the sale of property and equipment	1,560	7

Net cash used in investing activities	(13,914)	(3,701)

Cash flows from financing activities:
Repayment of debt	(366)	(336)
Distributions to minority shareholders	(155)	—
Tax benefit from the exercise of stock options	168	—
Issuance of common stock	400	94

Net cash provided by (used in) financing activities	47	(242)

Decrease in cash	(8,880)	(8,750)
Cash, beginning of period	17,688	16,372

Cash, end of period	$8,808	$7,622

Supplemental cash flow information:
Cash paid for interest	$8,827	$9,549
Cash paid (refunded) for income taxes, net	37	(110)

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a leading provider of medical transportation services, which consist primarily of emergency and non-emergency medical transportation services. These medical transportation services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three months ended September 30, 2005 and 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on November 14, 2005. Certain financial information for prior periods has been reclassified to conform to the current presentation.

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s revolving credit facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2006. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(2) Accounting for Stock Based Compensation

At September 30, 2005, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan expired November 5, 2002 and, therefore, the Company is no longer issuing options under that plan. The 1992 Plan was the only plan under which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Plan had 473,996 shares available for issuance at September 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Accordingly, results for prior periods have not been restated. As a result of the adoption, the Company recognized approximately $9,000 of stock based compensation expense in the statement of operations for the three months ended September 30, 2005. At September 30, 2005, there was unrecognized stock based compensation expense totaling $27,000 related to unvested awards which will be recognized over the remaining weighted average vesting period of 16 months. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three months ended September 30, 2005.

Prior to July 1, 2005, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Consistent with APB 25, stock-based compensation expense was not reflected in the consolidated statement of operations for periods prior to July 1, 2005 as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and income per share for the three months ended September 30, 2004 if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

Three Months Ended September 30, 2004
Net income	$4,417
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect	(69)

Pro forma net income	$4,348

Income per share:
Basic—As reported	$0.20

Basic—Pro forma	$0.20

Diluted—As reported	$0.20

Diluted—Pro forma	$0.19

(3) Short-term Investments

The Company’s short-term investments consist of auction rate securities totaling $12.5 million at September 30, 2005. In accordance with SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2005	June 30, 2005
Senior Secured Term Loan B due March 2011	$128,000	$128,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	53,915	52,275
Revolving Credit Facility, undrawn	—	—
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	1,334	1,700

Long-term debt	308,249	306,975
Less: Current maturities	(1,139)	(1,497)

Long-term debt, net of current maturities	$307,110	$305,478

Term Loan B bears interest at LIBOR plus 2.50% per annum based on contractual periods from one to six months in length at the Company’s option. At both September 30, 2005 and June 30, 2005, $123.0 million of the outstanding Term Loan B balance was accruing interest at 6.04% per annum based on the interest rate contract in effect on those dates. The remaining $5.0 million outstanding debt balance was accruing interest at 6.20% and 5.84% at September 30, 2005 and June 30, 2005, respectively, based on the interest rate contracts in effect on those dates.

The Company originally capitalized $12.7 million of expenses associated with obtaining its outstanding debt and is amortizing these costs to interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $12.2 million at September 30, 2005.

On October 11, 2005, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company LLC (“Rural/Metro LLC”), made a $7.0 million unscheduled principal payment on its Term Loan B. The Company anticipates resulting interest savings of approximately $0.4 million per year and expects to write-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2006. Inception-to-date unscheduled principal payments totaling $14.0 million have been applied towards Rural/Metro LLC’s fiscal 2006 annual principal payment requirement equal to 75% of the fiscal year-end Excess Cash Flow, as defined in the 2005 Credit Facility, payable on September 30, 2006. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

At September 30, 2005, letters of credit totaling $33.2 million were utilized, primarily in support of insurance deductible arrangements.

Condensed	Consolidating Financial Information

The Company’s 9.875% Senior Subordinated Notes due March 2015 (the “Senior Subordinated Notes”) are unsecured senior subordinated obligations of the Company’s wholly-owned subsidiaries, Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.” together with Rural/Metro LLC are collectively referred to as the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 4) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, Rural/Metro LLC, Rural/Metro Inc., the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

The formation of Rural/Metro LLC and Rural/Metro Inc. became effective as of the consummation of the financing transactions that were completed on March 4, 2005. Therefore, the condensed consolidating statement of operations and cash flows for the three months ended September 30, 2004 consist solely of Rural/Metro Corporation, the Senior Subordinated Notes Guarantors, the Non-Guarantor and related eliminations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash	$—	$—	$—	$8,317	$491	$—	$8,808	$—	$8,808
Short-term investments	—	—	—	12,500	—	—	12,500	—	12,500
Accounts receivable, net	—	—	—	68,839	5,965	—	74,804	—	74,804
Inventories	—	—	—	12,905	—	—	12,905	—	12,905
Deferred tax assets	—	—	—	10,517	—	—	10,517	—	10,517
Prepaid expenses and other	—	42	—	7,421	1	—	7,464	—	7,464

Total current assets	—	42	—	120,499	6,457	—	126,998	—	126,998
Property and equipment, net	—	—	—	43,158	—	—	43,158	—	43,158
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax assets	—	—	—	71,978	—	—	71,978		71,978
Insurance deposits	—	—	—	8,659	—	—	8,659	—	8,659
Other assets	1,932	10,293	—	12,359	525	—	23,177	—	25,109
Due from (to) affiliates (1)	—	187,070	125,000	(184,537)	(2,533)	(125,000)	—	—	—
Due from (to) Parent	(43,937)	43,937	—	—	—	—	43,937	—	—
Rural/Metro LLC investment in subsidiaries	—	14,586	—	—	—	(14,586)	—	—	—
Parent Company investment in Rural/Metro LLC	1,433	—	—	—	—	—	—	(1,433)	—

Total assets	$(40,572)	$255,928	$125,000	$111,460	$4,449	$(139,586)	$357,251	$(1,433)	$315,246

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$10,717	$976	$—	$11,693	$—	$11,693
Accrued liabilities	—	1,495	—	35,614	237	—	37,346	—	37,346
Deferred revenue	—	—	—	20,482	—	—	20,482	—	20,482
Current portion of long-term debt	—	—	—	1,139		—	1,139	—	1,139

Total current liabilities	—	1,495	—	67,952	1,213	—	70,660	—	70,660

Long-term debt, net of current portion (1)	53,915	253,000	125,000	195	—	(125,000)	253,195	—	307,110
Other liabilities	—	—	—	30,345	—	—	30,345	—	30,345

Total liabilities	53,915	254,495	125,000	98,492	1,213	(125,000)	354,200	—	408,115

Minority interest	—	—	—	—	—	1,618	1,618	—	1,618

Stockholders’ equity (deficit):
Common stock	243	—	—	90	—	(90)	—	—	243
Additional paid-in capital	152,880	—	—	74,770	20	(74,790)	—	—	152,880
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(246,371)	—	—	(61,892)	3,216	58,676	—	—	(246,371)
Member equity	—	1,433	—	—	—	—	1,433	(1,433)	—

Total stockholders’ equity (deficit)	(94,487)	1,433	—	12,968	3,236	(16,204)	1,433	(1,433)	(94,487)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(40,572)	$255,928	$125,000	$111,460	$4,449	$(139,586)	$357,251	$(1,433)	$315,246

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688
Accounts receivable, net	—	—	—	65,791	6,195	—	71,986	—	71,986
Inventories	—	—	—	12,743	—	—	12,743	—	12,743
Current portion of deferred tax assets	—	—	—	10,110	—	—	10,110	—	10,110
Prepaid expenses and other	—	67	—	9,381	1	—	9,449	—	9,449

Total current assets	—	67	—	115,056	6,853	—	121,976	—	121,976

Property and equipment, net	—	—	—	43,155	—	—	43,155	—	43,155
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax asset	—	—	—	75,551	—	—	75,551	—	75,551
Insurance deposits	—	—	—	9,037	—	—	9,037	—	9,037
Other assets	1,978	10,682	—	13,633	525	—	24,840	—	26,818
Due from (to) affiliates (1)	—	195,134	125,000	(192,389)	(2,745)	(125,000)	—	—	—
Due from (to) Parent Company	(44,505)	44,505	—	—	—	—	44,505	—	—
LLC investment in subsidiaries	—	3,683	—	—	—	(3,683)	—	—	—
Parent Company investment in LLC	(3,841)	—	—	—	—	—	—	3,841	—

Total assets	$(46,368)	$254,071	$125,000	$103,387	$4,633	$(128,683)	$358,408	$3,841	$315,881

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,342	$1,396	$—	$14,738	$—	$14,738
Accrued liabilities	—	4,912	—	37,424	171	—	42,507	—	42,507
Deferred revenue	—	—	—	19,429	—	—	19,429	—	19,429
Current portion of long-term debt	—	—	—	1,497		—	1,497	—	1,497

Total current liabilities	—	4,912	—	71,692	1,567	—	78,171	—	78,171

Long-term debt, net of current portion (1)	52,275	253,000	125,000	203	—	(125,000)	253,203	—	305,478
Other liabilities	—	—	—	29,419	—	—	29,419	—	29,419

Total liabilities	52,275	257,912	125,000	101,314	1,567	(125,000)	360,793	—	413,068

Minority interest	—	—	—	—	—	1,456	1,456	—	1,456

Stockholders’ equity (deficit):
Common stock	241	—	—	90	—	(90)	—	—	241
Additional paid-in capital	152,305	—	—	74,770	20	(74,790)	—	—	152,305
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,950)	—	—	(72,787)	3,046	69,741	—	—	(249,950)
Member equity	—	(3,841)	—	—	—	—	(3,841)	3,841	—

Total stockholders’ equity (deficit)	(98,643)	(3,841)	—	2,073	3,066	(5,139)	(3,841)	3,841	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(46,368)	$254,071	$125,000	$103,387	$4,633	$(128,683)	$358,408	$3,841	$315,881

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$134,159	$12,461	$(5,701)	$140,919	$—	$140,919
Operating expenses:
Payroll and employee benefits	9	—	—	69,266	9	—	69,275	—	69,284
Provision for doubtful accounts	—	—	—	21,372	3,059	—	24,431	—	24,431
Depreciation and amortization	—	—	—	2,813	—	—	2,813	—	2,813
Other operating expenses	—	—	—	27,535	9,074	(5,701)	30,908	—	30,908
Gain on sale of assets	—	—	—	(1,335)	—	—	(1,335)	—	(1,335)

Total operating expenses	9	—	—	119,651	12,142	(5,701)	126,092	—	126,101

Operating income	(9)	—	—	14,508	319	—	14,827	—	14,818
Equity in earnings of subsidiaries	5,274	11,058	—	—	—	(11,058)	—	(5,274)	—
Interest expense	(1,686)	(5,784)	—	(43)	—	—	(5,827)	—	(7,513)
Interest income	—	—	—	153	5	—	158	—	158

Income from continuing operations before income taxes and minority interest	3,579	5,274	—	14,618	324	(11,058)	9,158	(5,274)	7,463
Income tax provision	—	—	—	(3,722)	—	—	(3,722)	—	(3,722)
Minority interest	—	—	—	—	—	(162)	(162)	—	(162)

Income from continuing operations	3,579	5,274	—	10,896	324	(11,220)	5,274	(5,274)	3,579
Income from discontinued operations	—	—	—	—	—	—	—	—	—

Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Net revenue	$—	$121,966	$11,895	$(5,743)	$128,118

Operating expenses:
Payroll and employee benefits	—	66,413	14	—	66,427
Provision for doubtful accounts	—	18,493	2,898	—	21,391
Depreciation and amortization	—	2,890	—	—	2,890
Other operating expenses	—	23,731	8,365	(5,743)	26,353

Total operating expenses	—	111,527	11,277	(5,743)	117,061

Operating income	—	10,439	618	—	11,057

Equity in earnings of subsidiaries	11,653	—	—	(11,653)	—
Interest expense	(7,236)	(84)	—	—	(7,320)
Interest income	—	130	—	—	130

Income from continuing operations before income taxes and minority interest	4,417	10,485	618	(11,653)	3,867

Income tax provision	—	(76)	—	—	(76)
Minority interest	—	—	—	(309)	(309)

Income from continuing operations	4,417	10,409	618	(11,962)	3,482
Income from discontinued operations	—	935	—	—	935

Net income	$4,417	$11,344	$618	$(11,962)	$4,417

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	21,372	3,059	—	24,431	—	24,431
Deferred income taxes	—	—	—	3,166	—	—	3,166	—	3,166
Depreciation and amortization	—	—	—	2,813	—	—	2,813	—	2,813
Accretion of 12.75% Senior Discount Notes	1,640	—	—	—	—	—	—	—	1,640
Gain on sale of property and equipment	—	—	—	(1,348)	—	—	(1,348)	—	(1,348)
Amortization of deferred financing costs	46	389	—	—	—	—	389	—	435
Earnings of minority shareholder	—	—	—	—	—	162	162	—	162
Stock based compensation	9	—	—	—	—	—	—	—	9
Changes in assets and liabilities—
Accounts receivable	—	—	—	(24,420)	(2,829)	—	(27,249)	—	(27,249)
Inventories	—	—	—	(162)	—	—	(162)	—	(162)
Prepaid expenses and other	—	25	—	1,961	(1)	—	1,985	—	1,985
Insurance deposits	—	—	—	378	—	—	378	—	378
Other assets	—	—	—	1,220	—	—	1,220	—	1,220
Accounts payable	—	—	—	(2,625)	(265)	—	(2,890)	—	(2,890)
Accrued liabilities	—	(3,417)	—	(1,810)	66	—	(5,161)	—	(5,161)
Deferred revenue	—	—	—	1,053	—	—	1,053	—	1,053
Other liabilities	—	—	—	926	—	—	926	—	926

Net cash provided by operating activities	5,274	2,271	—	13,420	354	(11,058)	4,987	(5,274)	4,987

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(25,000)	—	—	(25,000)	—	(25,000)
Sales of short-term investments	—	—	—	12,500	—	—	12,500	—	12,500
Capital expenditures	—	—	—	(2,974)	—	—	(2,974)	—	(2,974)
Proceeds from the sale of property and equipment	—	—	—	1,560	—	—	1,560	—	1,560

Net cash used in investing activities	—	—	—	(13,914)	—	—	(13,914)	—	(13,914)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from financing activities:
Repayment of debt	—	—	—	(366)	—	—	(366)	—	(366)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(5,842)	(2,426)	—	(7,854)	(210)	11,058	568	5,274	—
Tax benefit from the exercise of stock options	168	—	—	—	—	—	—	—	168
Issuance of common stock	400	—	—	—	—	—	—	—	400

Net cash used in financing activities	(5,274)	(2,271)	—	(8,220)	(520)	11,058	47	5,274	47

Decrease in cash	—	—	—	(8,714)	(166)	—	(8,880)	—	(8,880)
Cash, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash, end of period	$—	$—	$—	$8,317	$491	$—	$8,808	$—	$8,808

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2005 and June 30, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Cash flow from operating activities:
Net income	$4,417	$11,344	$618	$(11,962)	$4,417
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	18,690	2,898	—	21,588
Depreciation and amortization	346	2,891	—	—	3,237
Amortization of deferred financing costs	670	—	—	—	670
Loss on sale of property and equipment	—	64	—	—	64
Earnings of minority shareholder	—	—	—	309	309
Amortization of debt discount	6	—	—	—	6
Change in assets and liabilities—
Accounts receivable	—	(20,102)	(3,031)	—	(23,133)
Inventories	—	(132)	—	—	(132)
Prepaid expenses and other	—	(210)	—	—	(210)
Insurance deposits	—	896	—	—	896
Other assets	(346)	414	—	—	68
Accounts payable	—	(4,996)	(194)	—	(5,190)
Accrued liabilities	134	(11,370)	34	—	(11,202)
Deferred revenue	—	415	487	—	902
Other liabilities	—	2,903	—	—	2,903

Net cash provided by (used in) operating activities	5,227	807	812	(11,653)	(4,807)

Cash flows from investing activities:
Capital expenditures	—	(3,708)	—	—	(3,708)
Proceeds from the sale of property and equipment	—	7	—	—	7

Net cash used in investing activities	—	(3,701)	—	—	(3,701)

Cash flows from financing activities:
Repayment of debt	—	(336)	—	—	(336)
Issuance of common stock	94	—	—	—	94
Due to/from affiliates	(5,321)	(5,698)	(634)	11,653	—

Net cash used in financing activities	(5,227)	(6,034)	(634)	11,653	(242)

Increase (decrease) in cash	—	(8,928)	178	—	(8,750)
Cash, beginning of period	—	15,942	430	—	16,372

Cash, end of period	$—	$7,014	$608	$—	$7,622

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Income Taxes

In the fourth quarter of fiscal 2005, the Company released $83.9 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is recognizing deferred income tax expense, which does not require a current cash payment, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. Deferred income tax expense recognized during the three months ended September 30, 2005 approximated $3.2 million.

During the three months ended September 30, 2005, the Company recorded a $3.7 million income tax provision, including the previously mentioned deferred income taxes of $3.2 million, resulting in an effective tax rate of 49.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Company’s 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Income taxes currently payable approximated $0.5 million for the three months ended September 30, 2005 and consisted primarily of federal alternative minimum taxes and state income taxes.

During the three months ended September 30, 2004, the Company recorded a $0.1 million income tax provision, resulting in an effective tax rate of 2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of the Company’s net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes.

(6) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in total operating expenses in the consolidated statement of operations for the three months ended September 30, 2005.

(7) Net Income Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income per share computations for the three months ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2005	2004
Income from continuing operations	$3,579	$3,482

Average number of shares outstanding—Basic	24,232	21,959
Add: Incremental shares for dilutive effect of stock options	1,029	720

Average number of shares outstanding—Diluted	25,261	22,679

Income per share—basic	$0.15	$0.16

Income per share—diluted	$0.14	$0.15

For the three months ended September 30, 2005 and 2004, 1.1 million and 4.2 million, respectively, of option shares with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted income per share.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Segment Reporting

The Company provides emergency and non-emergency medical transportation and related services, fire protection services, primarily on a subscription fee basis, and a variety of other services. The Company has four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by the Chief Executive Officer. These segments comprise operations within the following states:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California, Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation and related services while the Company’s fire services are predominately centered in Segments B and C.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits.

The following table summarizes segment net revenue and profit information (in thousands):

	Segment A	Segment B	Segment C		Segment D	Total
Three months ended September 30, 2005
Net revenues from external customers;
Medical transportation	$30,844	$25,477	$36,834		$31,212	$124,367
Fire and other	874	5,438	10,160		80	16,552

Total net revenue	$31,718	$30,915	$46,994		$31,292	$140,919

Segment profit	$4,678	$3,594	$7,788	*	$1,571	$17,631

Three months ended September 30, 2004
Net revenues from external customers;
Medical transportation	$30,105	$24,178	$30,080		$28,009	$112,372
Fire and other	905	5,242	8,849		750	15,746

Total net revenue	$31,010	$29,420	$38,929		$28,759	$128,118

Segment profit	$4,241	$2,556	$4,496		$2,654	$13,947

*	Segment C profit for the three months ended September 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment profit to income from continuing operations before income taxes and minority interest is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Segment profit	$17,631	$13,947
Depreciation and amortization	(2,813)	(2,890)
Interest expense	(7,513)	(7,320)
Interest income	158	130

Income from continuing operations before income taxes and minority interest	$7,463	$3,867

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	September 30, 2005	June 30, 2005
Segment A	$15,275	$16,983
Segment B	17,288	16,615
Segment C	25,420	20,592
Segment D	16,821	17,796

Total segment assets	$74,804	$71,986

A reconciliation of segment assets to total assets is as follows (in thousands):

	September 30, 2005	June 30, 2005
Segment assets	$74,804	$71,986
Cash	8,808	17,688
Short-term investments	12,500	—
Inventories	12,905	12,743
Prepaid expenses and other	7,464	9,449
Property and equipment, net	43,158	43,155
Goodwill	39,344	39,344
Deferred tax assets	82,495	85,661
Insurance deposits	8,659	9,037
Other assets	25,109	26,818

Total assets	$315,246	$315,881

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Discontinued Operations

There were no discontinued operations during the three months ended September 30, 2005. The results of service areas where the Company ceased operations during fiscal 2005 are included in income from discontinued operations in the statement of operations for the three months ended September 30, 2004. Net revenue and income (loss) for these service areas is shown by segment in the tables below (in thousands):

	Three Months Ended September 30,
	2005	2004
Net revenue:
Segment A	$—	$28
Segment B	—	724
Segment C	—	4,802
Segment D	—	2,859

Net revenue from discontinued operations	$—	$8,413

	Three Months Ended September 30,
	2005	2004
Income (loss):
Segment A	$—	$(16)
Segment B	—	47
Segment C	—	616
Segment D	—	288

Income from discontinued operations	$—	$935

(10) Defined Benefit Plan

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004
Service cost	$225	$181
Interest cost	11	—
Expected return on plan assets	(23)	(6)

Net periodic pension benefit cost	$213	$175

The following table presents the assumptions used in the determination of net periodic benefit cost for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
Discount rate	5.00%	6.25%
Rate of increase in compensation levels	2.5%	4.0%
Expected long-term rate of return on assets	7.5%	7.5%

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contributed approximately $0.2 million during both three month periods ended September 30, 2005 and 2004. The Company’s fiscal 2006 contributions are anticipated to approximate $1.0 million.

(11) Commitments and Contingencies

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

The Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) had been conducting settlement discussions with the Office of the Inspector General of the Department of Health and Human Services (“OIG”) regarding alleged improper billing practices in South Dakota. Although Sioux Falls did not admit any liability with respect to the OIG’s claims, Sioux Falls, the United States of America and the OIG entered into a settlement agreement, effective October 25, 2005. Under the terms of the settlement agreement, the government agreed to release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in the State of Texas. The government has provided the Company with information relating to its investigation and has requested the Company to provide an analysis of such information. The Company is examining the government’s information and intends to provide an analysis of the government’s investigation when such examination is complete. At this time, it is not possible to predict the ultimate conclusion of this investigation, nor is it possible to estimate the financial exposure, if any, to the Company.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. See “Legal Proceedings” above. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Such reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $0.9 million as of both September 30, 2005 and June 30, 2005 (including $0.5 million related to Sioux Falls as of both dates) are adequate based on information currently available.

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

These “forward-looking statements” are found throughout this Report. Additionally, the discussions herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Moreover, we may from time to time make “forward-looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward-looking statements.”

All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com.

This Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Current Report on Form 8-K/A filed with the SEC on November 14, 2005.

Executive Summary

We provide medical transportation services, which consist primarily of emergency and non-emergency medical transportation services, to approximately 365 communities in 22 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of September 30, 2005, we have approximately 100 exclusive contracts to provide 911 emergency medical transportation services and approximately 650 contracts to provide non-emergency medical transportation services.

Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles and personnel more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 emergency medical transportation contracts to offset the cost of providing uncompensated care.

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

We are also a provider of fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 16 sites located in 11 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care.

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge, (“net/net EMS APC”), average daily deposits (see further discussion in Liquidity and Capital Resources), days sales outstanding, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, see further discussion in Liquidity and Capital Resources) and medical transport volume, among others.

The results of our fiscal 2006 first quarter reflect our continued focus on growing and strengthening our base of core operations. We continued our emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies. We commenced operations in the new service areas of Salem, Oregon and Roswell, New Mexico during this quarter.

Operating Statistics

The following is a summary of certain key operating statistics. Medical transports and net/net EMS APC statistics have been adjusted to eliminate discontinued operations. Average Days Sales Outstanding (“DSO”) has not been adjusted to eliminate discontinued operations.

	Three Months Ended September 30,
	2005	2004
Medical Transports (1)	275,519	264,355
Net/Net EMS APC (2)	$337	$317
Average Days Sales Outstanding (3)	48	45

(1)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.
(2)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.
(3)	The 3 day increase in DSO from September 30, 2004 to September 30, 2005 was primarily due to the fiscal 2005 exit from fixed fee contracts in Scottsdale, Arizona and Fort Worth, Texas, which contributed to a two-day increase in DSO as well as differences in the timing of revenue growth as compared to the growth in the average account receivable balances. Average DSO is defined as average accounts receivable divided by consolidated net revenue per day, as calculated on a year-to-date basis.

Factors Affecting Our Operating Results

Income Taxes

In the fourth quarter of fiscal 2005, we released $83.9 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we are recognizing deferred income tax expense, which does not require a current cash payment, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. See Income Tax Provision section of Results of Operations for further discussion.

Gain on Sale of Real Estate

On August 19, 2005, we sold real estate in Arizona for cash proceeds of $1.6 million resulting in a pre-tax gain of $1.3 million for the three months ended September 30, 2005.

Adoption of SFAS 123(R)

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. As a result of the adoption, we recognized approximately $9,000 of stock based compensation expense in the statement of operations for the three months ended September 30, 2005. See Note 2 to the consolidated financial statements for additional information.

Contract Activity

Our new five-year contract for exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon became effective on July 1, 2005. We also commenced our new two-year contract as the exclusive emergency and non-emergency medical transportation services provider for the City of Roswell, New Mexico and surrounding Chaves County on July 1, 2005,. We estimate that these new contracts will generate approximately $5.0 million and $1.8 million, respectively, in annual net revenue from emergency medical transportation services.

New contracts awarded during the first quarter of fiscal 2006 included a new three-year contract that commenced on September 10, 2005 to assume all medical transportation services from Orlando Regional Healthcare System, one of Central Florida’s largest healthcare providers. Our contract enabled us to acquire the System’s existing fleet of ambulances and hire all eligible medical personnel. We estimate that this new contract will generate approximately $7.0 million in annual net revenue from non-emergency medical transportation services.

Contract retention remained strong during the first quarter of fiscal 2006 and included a two-year renewal of our longstanding contract as the 911 medical transportation services provider in Aurora, Colorado and a five-year renewal of our contract to provide 911 medical transportation services in Blount County, Tennessee. These contracts generated net revenue totaling $9.2 million and $4.8 million, respectively, during fiscal 2005.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004—Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for the three months ended September 30, 2005 and 2004. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	2005	% of Net Revenue	2004	% of Net Revenue	$ Change	% Change
Net revenue	$140,919	100.0%	$128,118	100.0%	$12,801	10.0%

Operating expenses:
Payroll and employee benefits	69,284	49.2%	66,427	51.8%	2,857	4.3%
Provision for doubtful accounts	24,431	17.3%	21,391	16.7%	3,040	14.2%
Depreciation and amortization	2,813	2.0%	2,890	2.3%	(77)	(2.7)%
Other operating expenses	30,908	21.9%	26,353	20.6%	4,555	17.3%
Gain on sale of assets	(1,335)	(0.9)%	—	—	(1,335)	100.0%

Total operating expenses	126,101	89.5%	117,061	91.4%	9,040	7.7%

Operating income	14,818	10.5%	11,057	8.6%	3,761	34.0%
Interest expense	(7,513)	(5.3)%	(7,320)	(5.7)%	(193)	2.6%
Interest income	158	0.1%	130	0.1%	28	21.5%

Income from continuing operations before income taxes and minority interest	7,463	5.3%	3,867	3.0%	3,596	93.0%
Income tax provision	(3,722)	(2.6)%	(76)	(0.1)%	(3,646)	—
Minority interest	(162)	(0.1)%	(309)	(0.2)%	147	(47.6)%

Income from continuing operations	3,579	2.5%	3,482	2.7%	97	2.8%
Income from discontinued operations, net of income taxes	—	—	935	0.7%	(935)	(100.0)%

Net income	$3,579	2.5%	$4,417	3.4%	$(838)	(19.0)%

Income per share
Basic—
Income from continuing operations	$0.15		$0.16		$(0.01)
Income from discontinued operations	—		0.04		(0.04)

Net income	$0.15		$0.20		$(0.05)

Diluted—
Income from continuing operations	$0.14		$0.15		$(0.01)
Income from discontinued operations	—		0.05		(0.05)

Net income	$0.14		$0.20		$(0.06)

Average number of common shares outstanding—Basic	24,232		21,959		2,273

Average number of common shares outstanding—Diluted	25,261		22,679		2,582

We generated consolidated net revenue of $140.9 million for the three months ended September 30, 2005 compared to $128.1 million for the three months ended September 30, 2004. The increase of $12.8 million, or 10.0 percent, in net revenue is primarily a result of a $12.0 million or 10.7 percent increase in medical transportation and related services revenue.

Consolidated operating expenses increased $9.0 million, or 7.7 percent, to $126.1 million for the three months ended September 30, 2005 compared to $117.1 million for the same period in 2004. However, as a percentage of net revenue, operating expenses were 190 basis points lower for the three months ended September 30, 2005 compared to the prior period primarily due to a 260 basis point decline in payroll and employee benefits as a percentage of net revenue partially offset by a 130 basis point increase in other operating expenses as a percentage of net revenue and a 60 basis point increase in provision for doubtful accounts as a percentage of net revenue. Additionally, the recognition of a $1.3 million pre-tax gain from the sale of real estate in Arizona resulted in a 90 basis point decrease in operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Operating income for the three months ended September 30, 2005 was $14.8 million, a 34.0 percent increase from $11.1 million for the three months ended September 30, 2004 due to 10.0 percent growth in net revenue and a 190 basis point reduction in total operating expenses.

For the three months ended September 30, 2005, income from continuing operations was $3.6 million, or $0.14 per diluted share, compared to $3.5 million, or $0.15 per diluted share for the three months ended September 30, 2004. Income from continuing operations per diluted share for the current period includes the impact of recording income tax provision at a 49.9% effective rate, as discussed in further detail in the income tax section below, a $1.3 million pretax gain on the sale of real estate in Arizona and an increase in the average number of diluted shares outstanding during the period from 22.7 million shares at September 30, 2004 to 25.3 million shares at September 30, 2005.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change

Medical transportation and related services	$124,367	$112,372	$11,995	10.7%
Fire and other services	16,552	15,746	806	5.1%

Total net revenue	$140,919	$128,118	$12,801	10.0%

Medical Transportation and Related Services

Consolidated medical transportation and related services revenue for the three months ended September 30, 2005 increased $12.0 million, or 10.7 percent compared to a year ago. Of this increase, approximately $7.5 million is due to an increase in rates and $4.5 million is due to an increase in the number of transports. Same service area revenue accounted for $9.5 million of the increase, while the remaining $2.5 million was from revenues generated under new contracts in Salem, Oregon, Tacoma, Washington and Roswell, New Mexico.

A comparison of transports is included in table below:

	Three Months Ended September 30,
	2005	2004	Transport Change	% Change
Medical transportation	275,519	264,355	11,164	4.2%
Alternative transportation	22,245	20,275	1,970	9.7%

Total transports from continuing operations	297,764	284,630	13,134	4.6%

Transports in areas that we served in both three months ended September 30, 2005 and 2004 increased by approximately 5,500 transports as a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, medical transports related to new contracts in Salem, Oregon, Tacoma, Washington and Roswell, New Mexico totaled approximately 5,700 for the three months ended September 30, 2005.

Consolidated net/net EMS APC for the three months ended September 30, 2005 was $337 compared to $317 for the three months ended September 30, 2004. The increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payor mix in selected markets.

Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations (“contractual allowances”), which are reflected as a reduction of gross medical transportation revenue, totaled $62.1 million and $54.2 million for the three months ended September 30, 2005 and 2004, respectively. Such discounts represented 34.4 percent and 33.7 percent of gross ambulance and alternative transportation service fees for the three months ended September 30, 2005 and 2004, respectively. The increase of 70 basis points is primarily a result of a shift in the allocation between contractual discounts and bad debt expense due to rate increases and a change in payor mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

Consolidated fire and other services revenue increased $0.8 million, or 5.1 percent for the three months ended September 30, 2005 as compared to the same period in 2004. The increase is primarily due to fire subscription revenue growth totaling $0.9 million, or 10.0 percent, of which $0.5 million was related to an increase in the number of subscribers and $0.4 million was related to higher subscription rates. Miscellaneous increases in other fire and other services revenue, none of which was significant, partially offset by $0.7 million in consulting fees recognized in the prior year also contributed to the change in revenue from the previous year.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits increased 4.3 percent to $69.3 million for the three months ended September 30, 2005 compared to $66.4 million in the prior year. The overall increase is primarily due to greater medical transport activity, including higher salary expense of $1.4 million related to the impact of new service areas in Salem, Oregon, Tacoma, Washington and Roswell, New Mexico, higher management incentive expense of $0.4 million and general wage rate increases. These increases were partially offset by a $1.7 million decline in health insurance expense as a result of a shift in costs from employer to employee as well as the timing of claim recognition resulting from a change in our third party administrator and a $0.2 million reduction in workers’ compensation expense.

Payroll and employee benefits as a percentage of net revenue decreased to 49.2 percent for the three months ended September 30, 2005 from 51.8 percent for the three months ended September 30, 2004 primarily due to the disproportionate increase in net revenue as compared to payroll and employee benefits.

Provision for Doubtful Accounts

Provision for doubtful accounts increased 14.2 percent to $24.4 million for the three months ended September 30, 2005 as compared to $21.4 million for the same period in 2004. The provision for doubtful accounts as a percentage of net medical transportation and related services fees was 20.6 percent and 20.0 percent for the three months ended September 30, 2005 and 2004, respectively. The 60 basis point increase primarily resulted from a slight rise in the overall uncollectible percentage in certain markets driven by a change in payor mix.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 2.7 percent, from $2.9 million for the three months ended September 30, 2004 to $2.8 million for the three months ended September 30, 2005 primarily due to a $0.3 million write-off of a non-compete covenant in the prior year partially offset by higher depreciation expense as a result of increased capital expenditures during fiscal 2004 and 2005.

Other Operating Expenses

Other operating expenses totaled $30.9 million for the three months ended September 30, 2005, a 17.3 percent increase over $26.4 million for the three months ended September 30, 2004. This increase was principally due to higher professional fees of $1.8 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act, a $0.9 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher contractual service and franchise fees totaling $1.0 million related to the increased number of transports, and increases in other miscellaneous operating expenses, none of which was significant. These increases were partially offset by a $1.3 million decrease in general liability insurance costs resulting from favorable historical claims experience in recent years.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the three months ended September 30, 2005. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

Interest expense increased 2.6 percent to $7.5 million for the three months ended September 30, 2005 as compared to $7.3 million for the same period in 2004 primarily due to a higher average effective interest rate driven by non-cash interest expense related to the accretion of our 12.75% Senior Discount Notes.

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $83.9 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we have been recognizing deferred income tax expense, which does not require a current cash payment, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. Deferred income tax expense recognized during the three months ended September 30, 2005 approximated $3.2 million.

During the three months ended September 30, 2005, we recorded a $3.7 million income tax provision, including the previously mentioned deferred income taxes of $3.2 million, resulting in an effective tax rate of 49.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Income taxes currently payable approximated $0.5 million for the three months ended September 30, 2005 and consisted primarily of federal alternative minimum taxes and state income taxes.

During the three months ended September 30, 2004, we recorded a $0.1 million income tax provision, resulting in an effective tax rate of 2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes.

Discontinued Operations

The results of operations for service areas where we have ceased operations during fiscal 2005 have been included in income from discontinued operations for the three months ended September 30, 2004. For the three months ended September 30, 2004, net revenue totaled $8.4 million and net income was $0.9 million, net of income taxes of $19,000. Net income from discontinued operations excludes the allocation of certain fixed overhead costs.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004—Segments

Overview

We provide emergency and non-emergency medical transportation services, fire protection services, primarily on a subscription fee basis, and a variety of other services. We have four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by the Chief Executive Officer. These segments comprise operations within the following states:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California, Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation services while our fire services are predominantly centered in Segments B and C.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits.

The key drivers that impact net medical transportation revenues include rates charged for such services, payor mix, number of transports and government subsidies. These factors can vary significantly from market to market and also can change over time. The main drivers of fire and other revenue are fire subscription rates and the number of subscribers.

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended September 30, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$30,844	$30,105	$739	2.5%
Other services	874	905	(31)	(3.4)%

Total net revenue	$31,718	$31,010	$708	2.3%

Segment profit	$4,678	$4,241	$437	10.3%

Operating margin	14.8%	13.7%

Medical transports	79,207	79,496	(289)	(0.4)%

Net/net EMS APC	$298	$293	$5	1.6%

Segment A’s net revenue for the three months ended September 30, 2005 increased 2.3 percent to $31.7 million from $31.0 million for the three months ended September 30, 2004 primarily as a result of a change in payor mix in certain markets. Medical transports were consistent with the prior year.

Segment A’s profit for the three months ended September 30, 2005 increased 10.3 percent, from $4.2 million to $4.7 million. Operating margins improved from 13.7 percent in the first quarter of fiscal 2005 to 14.8 percent in the first quarter of fiscal 2006, principally due to a reduction in payroll-related costs as a percentage of net revenue partially offset by increases in provision for doubtful accounts and other operating expenses as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 50.9 percent in the first quarter of fiscal 2005 to 48.2 percent in the first quarter of fiscal 2006 primarily due to reductions in scheduled overtime, health insurance costs and workers’ compensation expense partially offset by higher training and fill-in wages. Provision for doubtful accounts as a percentage of net revenue increased from 15.1 percent in the first quarter of fiscal 2005 to 16.3 percent in the first quarter of fiscal 2006 primarily due to a shift in the allocation between contractual discounts and provision for doubtful accounts driven by a change in payor mix in certain markets. Other operating expenses as a percentage of revenue grew from 16.5 percent in the first quarter of fiscal 2005 to 17.1 percent in the first quarter of fiscal 2006 primarily driven by a $0.3 million increase in fuel costs and a $0.3 million increase in general liability insurance costs partially offset by declines in other miscellaneous operating costs, none of which were significant.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended September 30, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$25,477	$24,178	$1,299	5.4%
Fire and other services	5,438	5,242	196	3.7%

Total net revenue	$30,915	$29,420	$1,495	5.1%

Segment profit	$3,594	$2,556	$1,038	40.6%

Operating margin	11.6%	8.7%

Medical transports	70,389	70,888	(499)	(0.7)%

Net/net EMS APC	$271	$257	$14	5.5%

Fire subscriptions	35,013	35,103	(90)	(0.3)%

Segment B’s net revenue for the three months ended September 30, 2005 increased 5.1 percent to $30.9 million from $29.4 million for the three months ended September 30, 2004. Medical transportation rate increases contributed to approximately $1.4 million of the increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.2 million decrease in net medical transportation revenue. The remainder of the growth in net medical transportation and related services revenue is primarily due to higher government subsidies in certain markets. Increased master fire contract fees also contributed to net revenue growth.

Segment B’s profit for the three months ended September 30, 2005 grew $1.0 million, or 40.6 percent, to $3.6 million compared to $2.6 million for the three months ended September 30, 2004. Operating margins increased from 8.7 percent for the three months ended September 30, 2004 to 11.6 percent for the three months ended September 30, 2005 due to operational efficiencies, primarily lower payroll related costs and other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 53.0 percent in the first quarter of fiscal 2005 to 51.3 percent in the first quarter of fiscal 2006 primarily due to reductions in scheduled overtime and workers’ compensation expense partially offset by higher fill-in wages. Other operating expenses as a percentage of revenue declined from 19.8 percent in the first quarter of fiscal 2005 to 18.6 percent in the first quarter of fiscal 2006 primarily driven by a $0.5 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were significant, partially offset by a $0.2 million increase in fuel costs.

Net/net EMS APC increased 5.5 percent from $257 for the three months ended September 30, 2004 to $271 for the three months ended September 30, 2005 primarily as a result of rate increases and the change in payor mix in certain markets, and contributed to net revenue and operating margin improvement in the current quarter.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended September 30, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$36,834	$30,080	$6,754	22.5%
Fire and other services	10,160	8,849	1,311	14.8%

Total net revenue	$46,994	$38,929	$8,065	20.7%

Segment profit	$7,788	$4,496	$3,292	73.2%

Operating margin	16.6%	11.5%

Medical transports	62,123	56,569	5,554	9.8%

Net/net EMS APC	$496	$448	$48	10.7%

Fire subscriptions	80,468	74,360	6,108	8.2%

Segment C’s net revenue for the three months ended September 30, 2005 increased 20.7 percent to $47.0 million from $38.9 million for the three months ended September 30, 2004. Of the increase in net medical transportation revenue, approximately $3.5 million is a result of an increase in rates and approximately $3.0 million is a result of a greater number of medical transports, including our new service area in Roswell, New Mexico. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 1,100 additional transports during the first quarter of fiscal 2006. Fire and other services revenue increased $1.3 million, or 14.8%, from $8.9 million for the three months ended September 30, 2004 to $10.2 million for the three months ended September 30, 2005 primarily due to a greater number of fire subscriptions, higher fire subscription rates and increased forestry fees.

Segment C’s profit for the three months ended September 30, 2005 grew 73.2 percent to $7.8 million from $4.5 million for the three months ended September 30, 2004. This increase included a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Operating margins improved from 11.5 percent for the three months ended September 30, 2004 to 16.6 percent for the three months ended September 30, 2005. Excluding the gain on the sale of real estate, operating margins increased from 11.5 percent for the three months ended September 30, 2004 to 13.7 percent for the three months ended September 30, 2005 primarily as a result of operating efficiencies driven by a decrease in payroll related costs as a percentage of net revenue partially offset by higher provision for doubtful accounts and other operating costs as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 52.3 percent in the first quarter of fiscal 2005 to 50.0 percent in the first quarter of fiscal 2006 primarily due to a disproportionate increase in net revenue as compared to overall payroll and employee benefits. Provision for doubtful accounts as a percentage of net revenue increased from 11.3 percent in the first quarter of fiscal 2005 to 11.7 percent in the first quarter of fiscal 2006 primarily due to a shift in the allocation between contractual discounts and provision for doubtful accounts based upon historical collection patterns. Other operating expenses as a percentage of revenue increased slightly from 21.1 percent in the first quarter of fiscal 2005 to 21.3 percent in the first quarter of fiscal 2006 primarily driven by a $0.3 million increase in fuel costs and a $0.3 million increase in maintenance expense partially offset by a $0.1 million decrease in insurance costs and declines in other miscellaneous operating costs, none of which were significant.

Net/net EMS APC, which increased 10.7 percent from $448 for the three months ended September 30, 2004 to $496 for the three months ended September 30, 2005 primarily as a result of rate increases in certain markets, also contributed to net revenue and operating margin improvement in the current quarter.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended September 30, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended September 30,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$31,212	$28,009	$3,203	11.4%
Other services	80	750	(670)	(89.3)%

Total net revenue	$31,292	$28,759	$2,533	8.8%

Segment profit	$1,571	$2,654	$(1,083)	(40.8)%

Operating margin	5.0%	9.2%

Medical transports	63,800	57,402	6,398	11.1%

Net/net EMS APC	$303	$298	$5	1.9%

Segment D’s net revenue for the three months ended September 30, 2005 increased 8.8 percent to $31.3 million from $28.8 million for the three months ended September 30, 2004 primarily due to 11.1 percent growth in the number of transports, medical transportation rate increases and higher revenue from capitated contracts with hospitals and healthcare facilities. Of the $3.2 million increase in net medical transportation revenue, approximately $2.8 million was due to a greater number of medical transports while the remainder was due to higher rates. Our new service areas in Salem, Oregon and Tacoma, Washington resulted in approximately 4,700 additional transports for the three months ended September 30, 2005. The $0.7 million decline in other services revenue from $0.8 million for the three months ended September 30, 2005 to $0.1 million for the three months ended September 30, 2005 is primarily due to consulting fees recognized in the prior year.

Segment D’s profit for fiscal 2005 decreased $1.1 million, or 40.8 percent, from $2.7 million to $1.6 million. This decrease was primarily due to a decline in operating margins which decreased from 9.2 percent for the three months ended September 30, 2004 to 5.0 percent for the three months ended September 30, 2005 driven by a reduction in consulting fees, increased payroll related costs and provision for doubtful accounts as a percentage of net revenue partially offset by a decline in other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 36.7 percent in the first quarter of fiscal 2005 to 39.0 percent in the first quarter of fiscal 2006 primarily due to an increase in medical transportation staffing related to our joint venture with the City of San Diego. Provision for doubtful accounts as a percentage of net revenue increased from 27.7 percent in the first quarter of fiscal 2005 to 29.1 percent in the first quarter of fiscal 2006 primarily due to a shift in the allocation between contractual discounts and provision for doubtful accounts driven by rate increases and a change in payor mix in certain markets. Other operating expenses as a percentage of revenue decreased from 44.1 percent in the first quarter of fiscal 2005 to 43.1 percent in the first quarter of fiscal 2006 primarily driven by a $0.4 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were significant, partially offset by a $0.8 million increase in contractual service and franchise fees and a $0.1 million increase in fuel costs.

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

We believe that cash flow from operations coupled with existing cash balances and funds available through the $20.0 million Revolving Credit Facility and the $35.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through September 30, 2006. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

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

Deposits on our annual workers’ compensation and general liability insurance premiums as well as self-insurance retention are paid in the fourth quarter of the fiscal year. These deposits totaled $5.8 million and $7.3 million in fiscal 2005 and 2004, respectively. During fiscal 2005, we began using letters of credit in place of cash deposits to fund anticipated self-insurance retention obligations.

During the second quarter of fiscal 2006, we made an unscheduled principal payment on our Term Loan B totaling $7.0 million and paid $0.5 million in conjunction with the settlement of a legal matter in Sioux Falls, South Dakota. Additionally, the Company expects to make annual employee incentive payments totaling approximately $4.0 million during the second quarter of fiscal 2006.

The table below summarizes cash flow information for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004
Net cash provided by (used in) operating activities	$4,987	$(4,807)
Net cash used in investing activities	(13,914)	(3,701)
Net cash provided by (used in) financing activities	47	(242)

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2005 was $5.0 million compared to $4.8 million of net cash used in operating activities for the three months ended September 30, 2004. Net income for the current period includes $3.2 million of non-cash deferred income tax expense relating to the utilization of a portion of our net operating loss carryforwards. Net income also includes $1.6 million of accretion on our 12.75% Senior Discount Notes which represents non-cash interest expense that is included in net income but does not require cash payments during the current period. In addition, fluctuations in other operating assets and liabilities resulted in lower net cash used in operations during the three months ended September 30, 2005 compared to the previous year. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

Average daily cash deposits totaled $1.8 million for both three month periods ended September 30, 2005 and 2004. There are several variables regarding the timing and amount of cash collected during any period.

While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional provisions for doubtful accounts required in the future.

We had working capital of $56.3 million at September 30, 2005, including cash and short-term investments of $21.3 million, compared to working capital of $43.8 million, including cash of $17.7 million, at June 30, 2005. The increase in working capital as of September 30, 2005 is primarily related to higher cash and short-term investments and net accounts receivable combined with lower accounts payable and accrued liabilities partially offset by deferred revenue balances. These changes were primarily driven by higher operating income during the period as well as the impact of non-cash interest expense and the gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006.

Investing Activities

Cash used in investing activities includes net purchases of short-term investments, capital expenditures and proceeds from the sale of property and equipment. During the three months ended September 30, 2005, we began investing excess funds in highly liquid, short-term auction rate securities with net purchases totaling $12.5 million during the quarter. We had capital expenditures totaling $3.0 million and $3.7 million for three months ended September 30, 2005 and 2004, respectively. The $0.7 million decrease in the current year was primarily due to increased capital expenditures in the prior year related to our new service area in Tacoma, Washington which commenced operations during the second quarter of fiscal 2005. Additionally, during the three months ended September 30, 2005, we received proceeds from the sale of property and equipment of $1.6 million primarily due to the sale of real estate in Arizona.

Financing Activities

Financing activities include the issuance and repayment of debt, minority shareholder distributions, tax benefits from the exercise of stock options and proceeds from the issuance of common stock. During the three months ended September 30, 2005, we made a $0.2 million distribution to the City of San Diego, the minority shareholder in our medical services joint venture. Also, increased stock option exercises during the three months ended September 30, 2005 contributed to a $0.4 million increase in cash provided by the issuance of common stock.

Debt Covenants—The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro Operating Company LLC, (“Rural/Metro LLC”) as well as quarterly and annual financial reporting obligations. The Company was in compliance with all of its covenants at September 30, 2005.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 30, 2005 and 2004, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income	$3,579	$4,417
Add back:
Depreciation and amortization	2,813	3,237
Interest expense	7,513	7,320
Interest income	(158)	(130)
Income tax provision	3,722	95

EBITDA	$17,469	$14,939

Increase (decrease):
Interest expense	(7,513)	(7,320)
Interest income	158	130
Income tax provision	(3,722)	(95)
Provision for doubtful accounts	24,431	21,588
Deferred income taxes	3,166	—
Accretion of 12.75% Senior Discount Notes	1,640	—
(Gain) loss on sale of property and equipment	(1,348)	64
Amortization of deferred financing costs	435	670
Earnings of minority shareholder	162	309
Stock based compensation	9	—
Amortization of debt discount	—	6
Changes in operating assets and liabilities	(29,900)	(35,098)

Net cash provided by (used in) operating activities	$4,987	$(4,807)

For the three months ended September 30, 2005, EBITDA increased $2.5 million, or 16.9 percent, to $17.5 million from $14.9 million for the three months ended September 30, 2004. This increase is primarily due to a 10.0 percent increase in consolidated net revenue combined with operating efficiencies which yielded a 190 basis point decline in consolidated operating expenses (which includes the gain on the sale of real estate located in Arizona totaling $1.3 million) as a percentage of net revenue.

Subsequent Events

On October 11, 2005, Rural/Metro LLC made a $7.0 million unscheduled principal payment on its Term Loan B as allowed under the provisions of the 2005 Credit Facility. We anticipate resulting interest savings of approximately $0.4 million per year and expect to write-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2006. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

On October 28, 2005, we paid $0.5 million to the Office of the Inspector General for full settlement of a legal matter involving our subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) regarding alleged improper billing practices in South Dakota. Sioux Falls did not admit any liability with respect to the government’s claims.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at September 30, 2005, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.3 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (September 30, 2005). These disclosure controls and procedures have been designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures, and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term in defined in Exchange Act Rule 13a-15(e)). Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 because of the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 28, 2005, management concluded that as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Specifically, personnel in the accounting and finance areas had inadequate knowledge relating to deferred tax asset valuation allowances resulting in errors in accounting for deferred income tax benefits. This control deficiency resulted in audit adjustments to the fourth quarter of the fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. This control deficiency constitutes a material weakness.

We are working to improve the internal controls over financial reporting that we believe will remediate the material weakness described above. Management intends to implement a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes, hire a director of taxation and improve processes and procedures used in the preparation of the annual and interim tax provisions. We currently expect that these steps will be completed by the end of the third quarter of fiscal 2006.

Additionally, as of September 30, 2005, we determined that we did not maintain effective control over the completeness and accuracy of our condensed consolidating financial information, including the identification of our guarantor subsidiaries. Specifically, our supervisory review and approval controls did not detect that certain guarantor subsidiaries had been incorrectly classified as non-guarantor subsidiaries in the condensed consolidating financial information. This control deficiency made it necessary to restate Note 10 of the Consolidated Financial Statements for fiscal 2005 included in the Current Report on Form 8-K that we filed on October 28, 2005. In addition, this control deficiency could result in a misstatement to the condensed consolidating financial information that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements, including the related disclosures, will not be prevented or detected. Management has implemented additional controls and procedures relating to the preparation of the condensed consolidating financial information, including formalization of policies and procedures regarding the preparation and supervisory review of the condensed consolidating financial information. Such policies and procedures include the implementation of check totals and analytical analyses to increase accuracy, as well as two levels of review of (i) the information to be disclosed, and (ii) the supporting schedules from which it was derived, which management believes will remediate the material weakness described above.

Except as set forth in this Report, there was no change in internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information.

Item 6. Exhibits

Exhibits
31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: November 14, 2005	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL S. ZARRIELLO
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros, Managing Director of Finance and Accounting and Corporate Controller (Principal Accounting Officer)