Form 10-Q
period 2005-12-31
RURAL/METRO CORP /DE/
filed 2006-02-09
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(Address of Principal Executive Offices) (ZipCode)

Registrant’s telephone number, including area code: (480) 606-3886

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,399,515 shares of the registrant’s Common Stock outstanding on February 6, 2006.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2005

Part I. Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share data)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$17,688
Short-term investments	7,600	—
Accounts receivable, net	84,878	71,986
Inventories	12,748	12,743
Deferred tax assets	10,832	10,110
Prepaid expenses and other	7,081	9,449

Total current assets	124,624	121,976

Property and equipment, net	44,761	41,402
Goodwill	39,344	39,344
Deferred tax assets	69,575	75,551
Insurance deposits	7,258	9,037
Other assets	24,702	26,818

Total assets	$310,264	$314,128

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	14,485	14,738
Accrued liabilities	35,670	42,327
Deferred revenue	19,745	19,429
Current portion of long-term debt	781	1,497

Total current liabilities	70,681	77,991

Long-term debt, net of current portion	301,805	305,478
Other liabilities	27,257	27,846

Total liabilities	399,743	411,315

Minority interest	1,771	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both December 31, 2005 and June 30, 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,396,238 and 24,117,499 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	244	241
Additional paid-in capital	153,349	152,305
Treasury stock, 96,246 shares at both December 31, 2005 and June 30, 2005	(1,239)	(1,239)
Accumulated deficit	(243,604)	(249,950)

Total stockholders’ equity (deficit)	(91,250)	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$310,264	$314,128

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenue	$141,461	$126,621	$280,225	$252,531

Operating expenses:
Payroll and employee benefits	69,096	66,540	137,551	132,063
Provision for doubtful accounts	25,009	19,684	48,741	40,442
Depreciation and amortization	2,846	2,541	5,599	5,377
Other operating expenses	30,878	28,417	61,430	54,347
(Gain) loss on sale of assets	35	5	(1,307)	3

Total operating expenses	127,864	117,187	252,014	232,232

Operating income	13,597	9,434	28,211	20,299
Interest expense	(7,748)	(7,513)	(15,256)	(14,831)
Interest income	172	48	325	176

Income from continuing operations before income taxes and minority interest	6,021	1,969	13,280	5,644
Income tax provision	(2,524)	(260)	(6,168)	(336)
Minority interest	(153)	337	(315)	28

Income from continuing operations	3,344	2,046	6,797	5,336
Income (loss) from discontinued operations, net of income taxes	(577)	1,011	(451)	2,138

Net income	$2,767	$3,057	$6,346	$7,474

Income per share
Basic -
Income from continuing operations	$0.14	$0.09	$0.28	$0.24
Income (loss) from discontinued operations	(0.03)	0.05	(0.02)	0.10

Net income	$0.11	$0.14	$0.26	$0.34

Diluted-
Income from continuing operations	$0.13	$0.09	$0.27	$0.23
Income (loss) from discontinued operations	(0.02)	0.04	(0.02)	0.09

Net income	$0.11	$0.13	$0.25	$0.32

Average number of common shares outstanding - Basic	24,330	22,241	24,281	22,100

Average number of common shares outstanding - Diluted	25,298	24,022	25,280	23,351

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at June 30, 2005	24,117,499	241	152,305	(1,239)	(249,950)	(98,643)
Issuance of common stock due to options excercised under Stock Option Plans	278,739	3	592	—	—	595
Tax benefit from options excercised under Stock Option Plans	—	—	436	—	—	436
Stock-based compensation expense	—	—	16	—	—	16
Comprehensive income, net of tax:
Net income	—	—	—	—	6,346	6,346

Comprehensive income						6,346

Balance at December 31, 2005	24,396,238	$244	$153,349	$(1,239)	$(243,604)	$(91,250)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,346	$7,474
Adjustments to reconcile net income to net cash provided by operating activities -
Provision for doubtful accounts	50,827	42,079
Deferred income taxes	5,254	—
Depreciation and amortization	5,720	5,928
Accretion of 12.75% Senior Discount Notes	3,349	—
Insurance adjustments	(2,387)	(636)
(Gain) loss on sale of property and equipment	(1,307)	3
Amortization of deferred financing costs	1,100	1,339
Earnings (losses) of minority shareholder	315	(28)
Stock based compensation	16	—
Amortization of debt discount	—	13
Tax benefit from the exercise of stock options	—	129
Change in assets and liabilities -
Accounts receivable	(63,719)	(44,152)
Inventories	(5)	(279)
Prepaid expenses and other	2,368	159
Insurance deposits	1,779	2,791
Other assets	1,738	622
Accounts payable	(2,359)	(4,313)
Accrued liabilities	(6,196)	(8,184)
Deferred revenue	316	358
Other liabilities	380	(3,211)

Net cash provided by operating activities	3,535	92

Cash flows from investing activities:
Purchases of short-term investments	(37,700)	—
Sales of short-term investments	30,100	—
Capital expenditures	(9,096)	(6,994)
Proceeds from the sale of property and equipment	1,559	81

Net cash used in investing activities	(15,137)	(6,913)

Cash flows from financing activities:
Repayment of debt	(7,738)	(610)
Book overdraft	2,261	—
Distributions to minority shareholders	(155)	—
Tax benefit from the exercise of stock options	436	—
Issuance of common stock	595	1,168

Net cash (used in) provided by financing activities	(4,601)	558

Decrease in cash and cash equivalents	(16,203)	(6,263)
Cash and cash equivalents, beginning of period	17,688	16,372

Cash and cash equivalents, end of period	$1,485	$10,109

Supplemental cash flow information:
Cash paid for interest	$10,997	$13,294
Cash paid for income taxes, net	420	50

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a leading provider of both emergency and non-emergency medical transportation services. These medical transportation services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements for the three and six months ended December 31, 2005 and 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on November 14, 2005. Certain financial information for prior periods has been reclassified to conform to the current presentation.

(1) Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in financing activities on the consolidated statement of cash flows.

Overdraft balances were $2.3 million at December 31, 2005 which are included in accounts payable in the Company’s consolidated balance sheet. There were no overdraft balances at June 30, 2005.

Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities totaling $7.6 million at December 31, 2005. In accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

(2) Liquidity

The Company’s ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash and short-term investment balances and amounts available under the Company’s revolving credit facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through December 31, 2006. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(3) Accounting for Stock Based Compensation

At December 31, 2005, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan under which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Plan had 477,330 common shares available for issuance at December 31, 2005.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Accordingly, results for prior periods have not been restated. The Company recognized approximately $7,000 and $16,000 of stock based compensation expense in the statement of operations for the three and six months ended December 31, 2005, respectively. At December 31, 2005, there was unrecognized stock based compensation expense totaling $19,000 related to unvested awards which will be recognized over the remaining weighted average vesting period of 14 months. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the six months ended December 31, 2005.

Prior to July 1, 2005, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Consistent with APB 25, stock-based compensation expense was not reflected in the consolidated statement of operations for periods prior to July 1, 2005 as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and income per share for the three and six months ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net income	$3,057	$7,474
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect	(15)	(76)

Pro forma net income	$3,042	$7,398

Income per share:
Basic - As reported	$0.14	$0.34

Basic - Pro forma	$0.14	$0.33

Diluted - As reported	$0.13	$0.32

Diluted - Pro forma	$0.13	$0.32

(4) General Liability and Workers’ Compensation Programs

General Liability

The Company has historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability (referred to collectively as “general liability”). These policies are typically renewed annually. Management periodically reviews its general liability claim reserves and engages its independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claim is obtained.

The Company engaged its independent actuaries to perform an updated valuation of its general liability claim reserves as of December 31, 2005. Based on this analysis, the Company increased its general liability claim reserves by $0.2 million during the second quarter of fiscal 2006. The related expense is reflected in other operating expenses for the three and six months ended December 31, 2005.

Workers’ Compensation

The Company has historically maintained insurance policies for workers’ compensation and employer’s liability. The Company is required by law and by most of its operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. Management periodically reviews its workers’ compensation claim reserves and engages its independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claim is obtained.

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves as a result of the resolution of certain workers’ compensation claims during the six month periods ended December 31, 2005 and 2004. Based on these analyses, the Company reduced its workers compensation claim reserves by $1.5 million and $0.6 million during the second quarter of fiscal 2006 and 2005, respectively. The related reductions are reflected as a reduction of payroll and employee benefits.

Additionally, the Company recognized estimated premium refunds and reserve adjustments totaling $1.1 million as a reduction of payroll and employee benefits for the three and six month periods ended December 31, 2005 based upon an updated loss assessment prepared by its independent actuaries. Of this amount, $0.8 million pertained to policy years ended April 30, 2004 and 2003 and was reflected as an increase in other assets. The remaining $0.3 million pertained to the policy year ended April 30, 2005 and was reflected as a reduction to the Company’s workers’ compensation claim reserves. The Company has recorded loss reserves for claims expected to be incurred during this policy period as the risk of loss was not effectively transferred to the insurer.

(5) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2005	June 30, 2005
Senior Secured Term Loan B due March 2011	$121,000	$128,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	55,624	52,275
Revolving Credit Facility, undrawn	—	—
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	962	1,700

Long-term debt	302,586	306,975
Less: Current maturities	(781)	(1,497)

Long-term debt, net of current maturities	$301,805	$305,478

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.50% per annum based on contractual periods from one to six months in length at the Company’s option. At December 31, 2005, $100.0 million of the outstanding Term Loan B balance was accruing interest at 7.10% per annum, and $21.0 million was accruing interest at 6.86% based on the interest rate contracts in effect at that time. At June 30, 2005, $123.0 million of the outstanding Term Loan B balance was accruing interest at 6.04% per annum, and the remaining $5.0 million outstanding debt balance was accruing interest at 5.84% based on the interest rate contracts in effect at that time.

The Company originally capitalized $13.3 million of expenses associated with obtaining its outstanding debt and is amortizing these costs to interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $12.0 million at December 31, 2005 and are included in other assets in the consolidated balance sheet.

On October 11, 2005, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), made a $7.0 million unscheduled principal payment on its Term Loan B. The Company wrote-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2006 as a result of this payment. Inception-to-date unscheduled principal payments totaling $14.0 million have been applied towards Rural/Metro LLC’s fiscal 2006 annual principal payment requirement equal to 75% of the fiscal year Excess Cash Flow, as defined in the 2005 Credit Facility, payable in September 2006. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

At December 31, 2005, letters of credit totaling $33.2 million were utilized, primarily in support of insurance deductible arrangements. At December 31, 2005, the Company had $12.9 million available under its 2005 Credit Facility, including $10.0 million available under its Revolving Credit Facility letter of credit sub-line.

Credit Facility Amendment

On December 27, 2005, the Company amended certain terms, conditions and covenants contained in its 2005 Credit Facility (the “Amendment”). Specifically, the Amendment permits the Company to use net proceeds from the issuance of qualified equity to repurchase its 12.75% Senior Discount Notes due March 2016 (the “Senior Discount Notes”) issued by Rural/Metro Corporation and/or its 9.875% Senior Subordinated Notes due March 2015 (the “Senior Subordinated Notes”) issued by Rural/Metro LLC and its subsidiary, Rural/Metro (Delaware) Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), and further allows the Company to use up to $10.0 million of cash on hand to purchase any remaining Senior Discount Notes in their entirety. Following any redemption of the Senior Discount Notes, the Company’s total leverage ratio may not exceed 4.0 to 1.0.

In addition, the Amendment modifies the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow the Company flexibility to exercise an existing option to acquire an entity in Las Vegas, Nevada within the next two years. The purchase option first becomes exercisable in 2006 for a one-year period at a purchase price that is the greater of $12.0 million or 6.9 times the Las Vegas, Nevada entity’s EBITDA for the 12-month period preceding the purchase date.

The Amendment also modifies certain other Credit Facility covenants including an increase in the permitted level of annual capital expenditures.

The Company was in compliance with all of its covenants at December 31, 2005.

Condensed Consolidating Financial Information

The Company’s Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 5) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

The formation of the Senior Subordinated Notes Issuers became effective as of the consummation of the financing transactions that were completed on March 4, 2005. Therefore, the condensed consolidating statement of operations for the three and six months ended December 31, 2004 and the condensed consolidating statement of cash flows for the six months ended December 31, 2004 consist solely of Rural/Metro Corporation, the Senior Subordinated Notes Guarantors, the Non-Guarantor and related eliminations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/ Metro LLC	Rural/ Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,274	$211	$—	$1,485	$—	$1,485
Short-term investments	—	—	—	7,600	—	—	7,600	—	7,600
Accounts receivable, net	—	—	—	78,540	6,338	—	84,878	—	84,878
Inventories	—	—	—	12,748	—	—	12,748	—	12,748
Deferred tax assets	—	—	—	10,832	—	—	10,832	—	10,832
Prepaid expenses and other	—	17	—	7,062	2	—	7,081	—	7,081

Total current assets	—	17	—	118,056	6,551	—	124,624	—	124,624

Property and equipment, net	—	—	—	44,556	205	—	44,761	—	44,761
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax assets	—	—	—	69,575	—	—	69,575	—	69,575
Insurance deposits	—	—	—	7,258	—	—	7,258	—	7,258
Other assets	1,990	9,998	—	12,189	525	—	22,712	—	24,702
Due from (to) affiliates (1)	—	177,940	125,000	(175,440)	(2,500)	(125,000)	—	—	—
Due from (to) Parent	(43,587)	43,587	—	—	—	—	43,587	—	—
Rural/Metro LLC investment in subsidiaries	—	25,111	—	—	—	(25,111)	—	—	—
Parent Company investment in Rural/Metro LLC	5,971	—	—	—	—	—	—	(5,971)	—

Total assets	$(35,626)	$256,653	$125,000	$115,538	$4,781	$(150,111)	$351,861	$(5,971)	$310,264

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,546	$939	$—	$14,485	$—	$14,485
Accrued liabilities	—	4,682	—	30,688	300	—	35,670	—	35,670
Deferred revenue	—	—	—	19,745	—	—	19,745	—	19,745
Current portion of long-term debt	—	—	—	781	—	—	781	—	781

Total current liabilities	—	4,682	—	64,760	1,239	—	70,681	—	70,681

Long-term debt, net of current portion (1)	55,624	246,000	125,000	181	—	(125,000)	246,181	—	301,805
Other liabilities	—	—	—	27,257	—	—	27,257	—	27,257

Total liabilities	55,624	250,682	125,000	92,198	1,239	(125,000)	344,119	—	399,743

Minority interest	—	—	—	—	—	1,771	1,771	—	1,771

Stockholders’ equity (deficit):
Common stock	244	—	—	90	—	(90)	—	—	244
Additional paid-in capital	153,349	—	—	74,770	20	(74,790)	—	—	153,349
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(243,604)	—	—	(51,520)	3,522	47,998	—	—	(243,604)
Member equity	—	5,971	—	—	—	—	5,971	(5,971)	—

Total stockholders’ equity (deficit)	(91,250)	5,971	—	23,340	3,542	(26,882)	5,971	(5,971)	(91,250)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(35,626)	$256,653	$125,000	$115,538	$4,781	$(150,111)	$351,861	$(5,971)	$310,264

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688
Accounts receivable, net	—	—	—	65,791	6,195	—	71,986	—	71,986
Inventories	—	—	—	12,743	—	—	12,743	—	12,743
Current portion of deferred tax assets	—	—	—	10,110	—	—	10,110	—	10,110
Prepaid expenses and other	—	67	—	9,381	1	—	9,449	—	9,449

Total current assets	—	67	—	115,056	6,853	—	121,976	—	121,976

Property and equipment, net	—	—	—	41,402	—	—	41,402	—	41,402
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax asset	—	—	—	75,551	—	—	75,551	—	75,551
Insurance deposits	—	—	—	9,037	—	—	9,037	—	9,037
Other assets	1,978	10,682	—	13,633	525	—	24,840	—	26,818
Due from (to) affiliates (1)	—	195,134	125,000	(192,389)	(2,745)	(125,000)	—	—	—
Due from (to) Parent Company	(44,505)	44,505	—	—	—	—	44,505	—	—
LLC investment in subsidiaries	—	3,683	—	—	—	(3,683)	—	—	—
Parent Company investment in LLC	(3,841)	—	—	—	—	—	—	3,841	—

Total assets	$(46,368)	$254,071	$125,000	$101,634	$4,633	$(128,683)	$356,655	$3,841	$314,128

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,342	$1,396	$—	$14,738	$—	$14,738
Accrued liabilities	—	4,912	—	37,244	171	—	42,327	—	42,327
Deferred revenue	—	—	—	19,429	—	—	19,429	—	19,429
Current portion of long-term debt	—	—	—	1,497	—	—	1,497	—	1,497

Total current liabilities	—	4,912	—	71,512	1,567	—	77,991	—	77,991

Long-term debt, net of current portion (1)	52,275	253,000	125,000	203	—	(125,000)	253,203	—	305,478
Other liabilities	—	—	—	27,846	—	—	27,846	—	27,846

Total liabilities	52,275	257,912	125,000	99,561	1,567	(125,000)	359,040	—	411,315

Minority interest	—	—	—	—	—	1,456	1,456	—	1,456

Stockholders’ equity (deficit):
Common stock	241	—	—	90	—	(90)	—	—	241
Additional paid-in capital	152,305	—	—	74,770	20	(74,790)	—	—	152,305
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,950)	—	—	(72,787)	3,046	69,741	—	—	(249,950)
Member equity	—	(3,841)	—	—	—	—	(3,841)	3,841	—

Total stockholders’ equity (deficit)	(98,643)	(3,841)	—	2,073	3,066	(5,139)	(3,841)	3,841	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(46,368)	$254,071	$125,000	$101,634	$4,633	$(128,683)	$356,655	$3,841	$314,128

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$134,423	$12,711	$(5,673)	$141,461	$—	$141,461

Operating expenses:
Payroll and employee benefits	7	—	—	69,064	25	—	69,089	—	69,096
Provision for doubtful accounts	—	—	—	21,708	3,301	—	25,009	—	25,009
Depreciation and amortization	—	—	—	2,844	2	—	2,846	—	2,846
Other operating expenses	—	—	—	27,464	9,087	(5,673)	30,878	—	30,878
Loss on sale of assets	—	—	—	35	—	—	35	—	35

Total operating expenses	7	—	—	121,115	12,415	(5,673)	127,857	—	127,864

Operating income	(7)	—	—	13,308	296	—	13,604	—	13,597

Equity in earnings of subsidiaries	4,538	10,525	—	—	—	(10,525)	—	(4,538)	—
Interest expense	(1,764)	(5,987)	—	3	—	—	(5,984)	—	(7,748)
Interest income	—	—	—	162	10	—	172	—	172

Income from continuing operations before income taxes and minority interest	2,767	4,538	—	13,473	306	(10,525)	7,792	(4,538)	6,021
Income tax provision	—	—	—	(2,524)	—	—	(2,524)	—	(2,524)
Minority interest	—	—	—	—	—	(153)	(153)	—	(153)

Income from continuing operations	2,767	4,538	—	10,949	306	(10,678)	5,115	(4,538)	3,344
Loss from discontinued operations, net of income taxes	—	—	—	(577)	—	—	(577)	—	(577)

Net income	$2,767	$4,538	$—	$10,372	$306	$(10,678)	$4,538	$(4,538)	$2,767

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Net revenue	$—	$120,934	$11,777	$(6,090)	$126,621

Operating expenses:
Payroll and employee benefits	—	66,530	10	—	66,540
Provision for doubtful accounts	—	16,695	2,989	—	19,684
Depreciation and amortization	—	2,541	—	—	2,541
Other operating expenses	—	25,053	9,454	(6,090)	28,417
Loss on sale of assets	—	5	—	—	5

Total operating expenses	—	110,824	12,453	(6,090)	117,187

Operating income	—	10,110	(676)	—	9,434

Equity in earnings of subsidiaries	10,538	—	—	(10,538)	—
Interest expense	(7,481)	(32)	—	—	(7,513)
Interest income	—	46	2	—	48

Income (loss) from continuing operations before income taxes and minority interest	3,057	10,124	(674)	(10,538)	1,969
Income tax provision	—	(260)	—	—	(260)
Minority interest	—	—	—	337	337

Income (loss) from continuing operations	3,057	9,864	(674)	(10,201)	2,046
Income from discontinued operations, net of income taxes	—	1,011	—	—	1,011

Net income (loss)	$3,057	$10,875	$(674)	$(10,201)	$3,057

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$266,427	$25,172	$(11,374)	$280,225	$—	$280,225

Operating expenses:
Payroll and employee benefits	16	—	—	137,501	34	—	137,535	—	137,551
Provision for doubtful accounts	—	—	—	42,381	6,360	—	48,741	—	48,741
Depreciation and amortization	—	—	—	5,597	2	—	5,599	—	5,599
Other operating expenses	—	—	—	54,643	18,161	(11,374)	61,430	—	61,430
Gain on sale of assets	—	—	—	(1,307)	—	—	(1,307)	—	(1,307)

Total operating expenses	16	—	—	238,815	24,557	(11,374)	251,998	—	252,014

Operating income (loss)	(16)	—	—	27,612	615	—	28,227	—	28,211

Equity in earnings of subsidiaries	9,812	21,583	—	—	—	(21,583)	—	(9,812)	—
Interest expense	(3,450)	(11,771)	—	(35)	—	—	(11,806)	—	(15,256)
Interest income	—	—	—	310	15	—	325	—	325

Income from continuing operations before income taxes and minority interest	6,346	9,812	—	27,887	630	(21,583)	16,746	(9,812)	13,280
Income tax provision	—	—	—	(6,168)	—	—	(6,168)	—	(6,168)
Minority interest	—	—	—	—	—	(315)	(315)	—	(315)

Income from continuing operations	6,346	9,812	—	21,719	630	(21,898)	10,263	(9,812)	6,797
Loss from discontinued operations, net of income taxes	—	—	—	(451)	—	—	(451)	—	(451)

Net income	$6,346	$9,812	$—	$21,268	$630	$(21,898)	$9,812	$(9,812)	$6,346

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Net revenue	$—	$240,692	$23,672	$(11,833)	$252,531

Operating expenses:
Payroll and employee benefits	—	132,039	24	—	132,063
Provision for doubtful accounts	—	34,555	5,887	—	40,442
Depreciation and amortization	—	5,377	—	—	5,377
Other operating expenses	—	48,361	17,819	(11,833)	54,347
Loss on sale of assets	—	3	—	—	3

Total operating expenses	—	220,335	23,730	(11,833)	232,232

Operating income (loss)	—	20,357	(58)	—	20,299

Equity in earnings of subsidiaries	22,248	—	—	(22,248)	—
Interest expense	(14,774)	(57)	—	—	(14,831)
Interest income	—	174	2	—	176

Income (loss) from continuing operations before income taxes and minority interest	7,474	20,474	(56)	(22,248)	5,644
Income tax provision	—	(336)	—	—	(336)
Minority interest	—	—	—	28	28

Income (loss) from continuing operations	7,474	20,138	(56)	(22,220)	5,336
Income from discontinued operations, net of income taxes	—	2,138	—	—	2,138

Net income (loss)	$7,474	$22,276	$(56)	$(22,220)	$7,474

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent	Rural/Metro LLC	Rural/ Metro Inc.	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC -Consolidated	Eliminations	Rural Metro Corporation Consolidated
Cash flows from operating activities:
Net income	$6,346	$9,812	$—	$21,268	$630	$(21,898)	$9,812	$(9,812)	$6,346
Adjustments to reconcile net income to cash provided by operating activities -
Provision for doubtful accounts	—	—	—	44,467	6,360	—	50,827	—	50,827
Deferred income taxes	—	—	—	5,254	—	—	5,254	—	5,254
Depreciation and amortization	—	—	—	5,718	2	—	5,720	—	5,720
Accretion of 12.75% Senior Discount Notes	3,349	—	—	—	—	—	—	—	3,349
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Gain on sale of property and equipment	—	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Amortization of deferred financing costs	101	999	—	—	—	—	999	—	1,100
Earnings of minority shareholder	—	—	—	—	—	315	315	—	315
Stock based compensation	16	—	—	—	—	—	—	—	16
Changes in assets and liabilities -
Accounts receivable	—	—	—	(57,216)	(6,503)	—	(63,719)	—	(63,719)
Inventories	—	—	—	(5)	—	—	(5)	—	(5)
Prepaid expenses and other	—	50	—	2,317	1	—	2,368	—	2,368
Insurance deposits	—	—	—	1,779	—	—	1,779	—	1,779
Other assets	—	—	—	1,738	—	—	1,738	—	1,738
Accounts payable	—	—	—	(2,057)	(302)	—	(2,359)	—	(2,359)
Accrued liabilities	—	(230)	—	(6,095)	129	—	(6,196)	—	(6,196)
Deferred revenue	—	—	—	316	—	—	316	—	316
Other liabilities	—	—	—	380	—	—	380	—	380

Net cash provided by operating activities	9,812	10,631	—	14,170	317	(21,583)	3,535	(9,812)	3,535

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(37,700)	—	—	(37,700)	—	(37,700)
Sales of short-term investments	—	—	—	30,100	—	—	30,100	—	30,100
Capital expenditures	—	—	—	(8,891)	(205)	—	(9,096)	—	(9,096)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(14,932)	(205)	—	(15,137)	—	(15,137)

Cash flows from financing activities:
Repayment of debt	—	—	—	(7,738)	—	—	(7,738)	—	(7,738)
Book overdraft	—	—	—	2,261	—	—	2,261	—	2,261
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(10,843)	(10,786)	—	(9,518)	(248)	21,583	1,031	9,812	—
Tax benefit from the exercise of stock options	436	—	—	—	—	—	—	—	436
Issuance of common stock	595	—	—	—	—	—	—	—	595

Net cash used in financing activities	(9,812)	(10,631)	—	(14,995)	(558)	21,583	(4,601)	9,812	(4,601)

Decrease in cash and cash equivalents	—	—	—	(15,757)	(446)	—	(16,203)	—	(16,203)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$1,274	$211	$—	$1,485	$—	$1,485

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2005 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Cash flow from operating activities:
Net income (loss)	$7,474	$22,276	$(56)	$(22,220)	$7,474
Adjustments to reconcile net income to cash provided by operating activities -
Provision for doubtful accounts	—	36,192	5,887	—	42,079
Depreciation and amortization	—	5,928	—	—	5,928
Amortization of deferred financing costs	1,339	—	—	—	1,339
Loss on sale of property and equipment	—	3	—	—	3
Losses of minority shareholder	—	—	—	(28)	(28)
Insurance adjustments	—	(636)	—	—	(636)
Amortization of debt discount	13	—	—	—	13
Tax benefit from the exercise of stock options	129	—	—	—	129
Change in assets and liabilities -
Accounts receivable	—	(38,990)	(5,162)	—	(44,152)
Inventories	—	(279)	—	—	(279)
Prepaid expenses and other	—	160	(1)	—	159
Insurance deposits	—	2,791	—	—	2,791
Other assets	—	622	—	—	622
Accounts payable	—	(4,009)	(304)	—	(4,313)
Accrued liabilities	3,201	(11,358)	(27)	—	(8,184)
Deferred revenue	—	33	325	—	358
Other liabilities	—	(3,211)	—	—	(3,211)

Net cash provided by operating activities	12,156	9,522	662	(22,248)	92

Cash flows from investing activities:
Capital expenditures	—	(6,994)	—	—	(6,994)
Proceeds from the sale of property and equipment	—	81	—	—	81

Net cash used in investing activities	—	(6,913)	—	—	(6,913)

Cash flows from financing activities:
Repayment of debt	—	(610)	—	—	(610)
Issuance of common stock	1,168	—	—	—	1,168
Due to/from affiliates	(13,324)	(8,481)	(443)	22,248	—

Net cash used in financing activities	(12,156)	(9,091)	(443)	22,248	558

Increase (decrease) in cash and cash equivalents	—	(6,482)	219	—	(6,263)
Cash and cash equivalents, beginning of period	—	15,942	430	—	16,372

Cash and cash equivalents, end of period	$—	$9,460	$649	$—	$10,109

(6) Income Taxes

In the fourth quarter of fiscal 2005, the Company released $83.9 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is recognizing deferred income tax expense, which does not require a current cash payment, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. Deferred income tax expense recognized during the three and six months ended December 31, 2005 approximated $2.1 million and $5.3 million, respectively.

The Company recorded a $2.5 million and $6.2 million income tax provision related to continuing operations during the three and six months ended December 31, 2005, respectively, and a $0.4 million and $0.3 million income tax benefit related to discontinued operations during the three and six months ended December 31, 2005, respectively. These amounts include the previously mentioned deferred income taxes of $2.1 million and $5.3 million. The effective tax rate for the three and six months ended December 31, 2005 for continuing operations was 41.9% and 46.4%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Company’s 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Cash payments for income taxes for the three and six months ended December 31, 2005 were $40,000 and $0.4 million, respectively, primarily consisting of federal alternative minimum taxes and state income taxes.

During each of the three and six months ended December 31, 2004, the Company recorded income tax provisions of $0.3 million, resulting in effective tax rates of 13.2% and 6.0%, respectively. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of the Company’s net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. The Company also recorded an income tax provision of $0.2 million related to discontinued operations during the three and six months ended December 31, 2004. The Company received income tax refunds of $0.1 million and made income tax payments of $0.1 million for the three and six months ended December 31, 2004, respectively.

(7) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in (gain) loss on sale of assets in the consolidated statement of operations for the six months ended December 31, 2005.

(8) Net Income Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income per share computations for the three and six months ended December 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Income from continuing operations	$3,344	$2,046	$6,797	$5,336

Average number of shares outstanding - Basic	24,330	22,241	24,281	22,100
Add: Incremental shares for dilutive effect of stock options	968	1,781	999	1,251

Average number of shares outstanding - Diluted	25,298	24,022	25,280	23,351

Income per share - basic	$0.14	$0.09	$0.28	$0.24

Income per share - diluted	$0.13	$0.09	$0.27	$0.23

Option shares with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted income per share. Such options totaled 1.1 million and 2.3 million for the three months ended December 31, 2005 and 2004, respectively, and 1.1 million and 2.7 million for the six months ended December 31, 2005 and 2004, respectively.

(9) Segment Reporting

The Company provides emergency and non-emergency medical transportation and related services, fire protection services, primarily on a subscription fee basis, and a variety of other services.

The Company reevaluated its segment disclosures in fiscal year 2005 in light of the issuance of Emerging Issues Task Force Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” As a result of this guidance, the Company has revised its segment disclosures to present four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by the Chief Executive Officer. These segments comprise operations within the following areas:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation and related services while the Company’s fire services are predominately centered in Segments B and C.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Prior year segment disclosures have been reclassified to conform with the current year presentation.

The following table summarizes segment net revenue from continuing operations and profit from continuing operations information (in thousands):

	Segment A	Segment B	Segment C		Segment D	Total
Three months ended December 31, 2005
Net revenues from continuing operations:
Medical transportation	$27,661	$23,913	$39,856		$32,836	$124,266
Fire and other	1,066	5,550	10,454		125	17,195

Total net revenue	$28,727	$29,463	$50,310		$32,961	$141,461

Segment profit from continuing operations	$3,855	$2,992	$6,867		$2,729	$16,443

Three months ended December 31, 2004
Net revenues from continuing operations:
Medical transportation	$27,192	$23,787	$32,514		$27,943	$111,436
Fire and other	837	5,395	8,798		155	15,185

Total net revenue	$28,029	$29,182	$41,312		$28,098	$126,621

Segment profit from continuing operations	$3,860	$2,417	$5,129		$569	$11,975

Six months ended December 31, 2005
Net revenues from continuing operations:
Medical transportation	$56,363	$49,390	$76,687		$64,051	$246,491
Fire and other	1,931	10,990	20,621		192	33,734

Total net revenue	$58,294	$60,380	$97,308		$64,243	$280,225

Segment profit from continuing operations	$8,269	$6,586	$14,655		$4,300	$33,810

Six months ended December 31, 2004
Net revenues from continuing operations:
Medical transportation	$55,094	$47,965	$62,653		$55,890	$221,602
Fire and other	1,735	10,636	17,585		973	30,929

Total net revenue	$56,829	$58,601	$80,238		$56,863	$252,531

Segment profit from continuing operations	$7,855	$4,974	$9,627	*	$3,219	$25,676

*	Segment C profit for the six months ended December 31, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

A reconciliation of segment profit from continuing operations to income from continuing operations before income taxes and minority interest is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Segment profit from continuing operations	$16,443	$11,975	$33,810	$25,676
Depreciation and amortization	(2,846)	(2,541)	(5,599)	(5,377)
Interest expense	(7,748)	(7,513)	(15,256)	(14,831)
Interest income	172	48	325	176

Income from continuing operations before income taxes and minority interest	$6,021	$1,969	$13,280	$5,644

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	December 31, 2005	June 30, 2005
Segment A	$16,979	$16,983
Segment B	19,438	16,615
Segment C	27,952	20,592
Segment D	20,509	17,796

Total segment assets	$84,878	$71,986

A reconciliation of segment assets to total assets is as follows (in thousands):

	December 31, 2005	June 30, 2005
Segment assets	$84,878	$71,986
Cash	1,485	17,688
Short-term investments	7,600	—
Inventories	12,748	12,743
Prepaid expenses and other	7,081	9,449
Property and equipment, net	44,761	41,402
Goodwill	39,344	39,344
Deferred tax assets	80,407	85,661
Insurance deposits	7,258	9,037
Other assets	24,702	26,818

Total assets	$310,264	$314,128

(10) Discontinued Operations

During the second quarter of fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. The financial results of this service area for the three and six months ended December 31, 2005 and 2004 are included in income from discontinued operations. Additionally, the results of service areas where the Company ceased operations during fiscal 2005 are included in income from discontinued operations in the statement of operations for the three and six months ended December 31, 2004.

Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and related costs will be redirected to support new markets or for the expansion of existing service areas. Net revenue and income (loss) from discontinued operations is shown by segment in the tables below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenue:
Segment A	$1,948	$2,230	$4,090	$4,465
Segment B	—	717	—	1,441
Segment C	—	4,657	—	9,459
Segment D	—	3,003	—	5,927

Net revenue from discontinued operations	$1,948	$10,607	$4,090	$21,292

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Income (loss):
Segment A	$(577)	$171	$(451)	$347
Segment B	—	45	—	91
Segment C	—	433	—	1,046
Segment D	—	362	—	654

Income (loss) from discontinued operations	$(577)	$1,011	$(451)	$2,138

(11) Defined Benefit Plan

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$225	$181	$451	$363
Interest cost	11	—	22	—
Expected return on plan assets	(23)	(6)	(47)	(13)

Net periodic pension benefit cost	$213	$175	$426	$350

The following table presents the assumptions used in the determination of net periodic benefit cost for the three and six months ended December 31, 2005 and 2004:

	2005	2004
Discount rate	5.00%	6.25%
Rate of increase in compensation levels	2.5%	4.0%
Expected long-term rate of return on assets	7.5%	7.5%

The Company contributed approximately $0.3 million and $0.2 million during the three months ended December 31, 2005 and 2004, respectively, and $0.5 million and $0.4 million during the six months ended December 31, 2005 and 2004, respectively. The Company’s fiscal 2006 contributions are anticipated to approximate $1.0 million.

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

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in the State of Texas. The government had provided the Company with information relating to its investigation and had asked the Company to respond. The Company is in periodic discussions with the government regarding its investigation. The liability for this matter, if any, is not estimable at this point in time and, therefore, no accrual has been recorded.

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

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Such reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $0.4 million as of December 31, 2005 and $0.9 million as of June 30, 2005 (including $0.5 million related to Sioux Falls paid during the second quarter 2006) are adequate based on information currently available.

(13) Subsequent Events

On February 7, 2006, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $9.0 million unscheduled principal payment on its Term Loan B.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Report that are not historical facts are hereby identified as “forward-looking statements” as that term is used under the securities laws. We caution readers that such forward-looking statements, including those relating to our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. You should consider such forward-looking-statements in light of various important factors, including those set forth below and others set forth from time to time in our reports and registration statements filed with the SEC.

Forward-looking statements are found throughout this Report. Additionally, the discussions herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. Moreover, we may from time to time make forward-looking statements about matters described herein or other matters concerning us. We disclaim any intent or obligation to update forward-looking statements.

All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com. Information contained on the website is not a part of this Report.

This Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Current Report on Form 8-K/A filed with the SEC on November 14, 2005.

Executive Summary

We provide both emergency and non-emergency medical transportation services to approximately 365 communities in 22 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of December 31, 2005, we have approximately 100 exclusive contracts to provide 911 emergency medical transportation services and approximately 650 contracts to provide non-emergency medical transportation services.

We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles and personnel more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from private insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients. In addition, under certain of our 911 emergency medical transportation contracts we receive local government subsidies to offset the cost of providing uncompensated care to their respective communities.

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

Operating Statistics

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Medical Transports (1)	270,861	258,433	541,154	517,106
Net/Net EMS APC (2)	$343	$326	$341	$323
Average Days Sales Outstanding (3)	51	45	51	45

(1)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.
(2)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.
(3)	The 6 day increase in DSO from December 31, 2004 to December 31, 2005 was partially due to the fiscal 2005 exit from fixed fee contracts in Scottsdale, Arizona and Fort Worth, Texas, which contributed to a three-day increase in DSO as well as differences in the timing of revenue growth as compared to the growth in the average account receivable balances. A slowdown in processing by certain governmental intermediaries primarily due to their implementation of new billing platforms as well as the consolidation of several of the Company’s billing centers and a 7.3 percent increase in transports in the month of December 2005 compared to November 2005 also contributed to the increase in DSO at December 31, 2005.

Factors Affecting Our Operating Results

Our fiscal 2006 second quarter and year-to-date results reflect our continued focus on growing and strengthening our base of core operations. We continued our emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

We have observed the following trends and events that have had an impact on our financial condition and results of operations or are likely to have an impact on our financial condition and results of operations in the future.

Insurance Programs

Throughout fiscal 2006 we have continued to close worker’s compensation insurance-related claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives. Our efforts have given rise to favorable historical claims experience, which, in part, resulted in a $2.6 million reduction in our worker’s compensation insurance cost in the second quarter of fiscal 2006.

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

Contract Activity

New Contracts

Contract activities for the first half of fiscal 2006 include our new five-year contract for exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon, which became effective July 1, 2005. We also commenced our new two-year contract as the exclusive emergency and non-emergency medical transportation services provider for the City of Roswell, New Mexico and surrounding Chaves County on July 1, 2005. We estimate that these new contracts will generate annual net revenue of approximately $5.0 million and $1.8 million, respectively, from emergency and non-emergency medical transportation services.

New contracts also included a new three-year contract that commenced September 10, 2005 to assume all non-emergency medical transportation services from Orlando Regional Healthcare System, one of Central Florida’s largest healthcare providers. Our contract enabled us to acquire Orlando Regional’s existing fleet of ambulances and hire all eligible medical personnel. We estimate that this new contract will generate annual net revenue of approximately $7.0 million from non-emergency medical transportation services.

During the second quarter of fiscal 2006, we were awarded an exclusive contract to provide emergency medical transportation services in Salt Lake City, Utah. The contract, which is scheduled to commence on April 3, 2006, has an initial four-year term, followed by two four-year renewal periods and is expected to generate annual net revenue of approximately $5.5 million from emergency medical transportation services.

Contract Renewals

Contract renewals awarded during the first half of fiscal 2006 included a two-year renewal of our long standing contract as the 911 medical transportation services provider in Aurora, Colorado, a five-year renewal of our contract to provide 911 medical transportation services in Blount County, Tennessee, a two-year renewal contract to continue as the preferred provider of non-emergency medical transportation services for St. Vincent Hospital and Health Services in Indianapolis and a six-year renewal contract to continue providing fire and first responder emergency medical services in the Town of Paradise Valley, Arizona. These contracts generated combined net revenue totaling approximately $12.3 million during fiscal 2005.

Contract Non-Renewals

In an effort to strengthen our base of core operations, we often perform periodic financial reviews of contracts for profitability. Based upon such a review, we made a strategic decision to exit our Augusta, Georgia 911 emergency medical services contract upon its expiration on December 31, 2005. This contract generated approximately $8.9 million and $0.8 million in net revenue and net income, respectively, during fiscal 2005. Net income excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others.

During the second quarter of fiscal 2006, in a competitive bidding process we were not selected to continue as the 911 emergency medical transportation provider to the City of Scottsdale, Arizona. We have been notified by the City of Scottsdale that our services contract will end on February 17, 2006. This contract generated approximately $6.0 million and ($0.4) million in net revenue and net loss, respectively, during fiscal 2005.

Our exclusive 911 emergency medical services contract with the City of Chandler, Arizona expired on December 17, 2005. Prior to the expiration, we were notified by the Chandler City Council that it had voted to continue our services in approximately half of the City. This contract, in its entirety, generated approximately $5.2 million and $0.4 million in net revenue and net income, respectively, during fiscal 2005. At this time, we cannot reasonably estimate the future financial impact of the new service area in Chandler.

We will continue to service the non-emergency medical transportation markets throughout Scottsdale and Chandler.

New Accounting Standards

SFAS 123R

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. As a result of the adoption, we recognized approximately $7,000 and $16,000 of stock based compensation expense in the statement of operations for the three and six months ended December 31, 2005, respectively. See Note 3 to the consolidated financial statements for additional information.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional paid-in capital pool as prescribed by SFAS 123(R), or elect to use the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP. We are currently evaluating the available transition alternatives and have until November 2006, which is one year from the effective date of the FSP, to finalize our one-time election.

Results of Operations

Consolidated Statement of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

(In Thousands, Except Per Share Amounts):

	2005	% of Net Revenue	2004	% of Net Revenue	$ Change	% Change

Net revenue	$141,461	100.0%	$126,621	100.0%	$14,840	11.7%

Operating expenses:
Payroll and employee benefits	69,096	48.8%	66,540	52.6%	2,556	3.8%
Provision for doubtful accounts	25,009	17.7%	19,684	15.5%	5,325	27.1%
Depreciation and amortization	2,846	2.0%	2,541	2.0%	305	12.0%
Other operating expenses	30,878	21.8%	28,417	22.4%	2,461	8.7%
Loss on sale of assets	35	0.0%	5	—	30	—

Total operating expenses	127,864	90.4%	117,187	92.5%	10,677	9.1%

Operating income	13,597	9.6%	9,434	7.5%	4,163	44.1%
Interest expense	(7,748)	(5.5)%	(7,513)	(5.9)%	(235)	3.1%
Interest income	172	0.1%	48	0.0%	124	—

Income from continuing operations before income taxes and minority interest	6,021	4.2%	1,969	1.6%	4,052	—
Income tax provision	(2,524)	(1.8)%	(260)	(0.2)%	(2,264)	—
Minority interest	(153)	(0.1)%	337	0.3%	(490)	—

Income from continuing operations	3,344	2.4%	2,046	1.6%	1,298	63.4%
Income (loss) from discontinued operations, net of income taxes	(577)	—	1,011	0.8%	(1,588)	—

Net income	$2,767	2.0%	$3,057	2.4%	$(290)	(9.5)%

Income per share
Basic -
Income from continuing operations	$0.14		$0.09		$0.05
Income (loss) from discontinued operations	(0.03)		0.05		(0.08)

Net income	$0.11		$0.14		$(0.03)

Diluted-
Income from continuing operations	$0.13		$0.09		$0.04
Income (loss) from discontinued operations	(0.02)		0.04		(0.06)

Net income	$0.11		$0.13		$(0.02)

Average number of common shares outstanding - Basic	24,330		22,241		2,089

Average number of common shares outstanding - Diluted	25,298		24,022		1,276

Note > Variances over 100% not displayed.

Net revenue growth of $14.8 million, or 11.7 percent, resulted from a $12.8 million or 11.5 percent increase in medical transportation and related services revenue and a $2.0 million or 13.2 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 210 basis points lower for the three months ended December 31, 2005 compared to the prior period primarily due to a 380 basis point decline in payroll and employee benefits and an 60 basis point decline in other operating expenses, both as a percentage of net revenue, partially offset by a 220 basis point increase in provision for doubtful accounts as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share for the three months ended December 31, 2005 includes the impact of recording income tax provisions at a 41.9% effective rate, as discussed in further detail in the income tax section below, and an increase in the average number of diluted shares outstanding during the period from 24.0 million shares at December 31, 2004 to 25.3 million shares at December 31, 2005 due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options which were in the money at the end of the period.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2005	2004	$ Change	% Change

Medical transportation and related services	$124,266	$111,436	$12,830	11.5%
Fire and other services	17,195	15,185	2,010	13.2%

Total net revenue	$141,461	$126,621	$14,840	11.7%

Medical Transportation and Related Services

Approximately $7.2 million of the increase in medical transportation and related services revenue is due to an increase in rates and approximately $5.6 million is due to an increase in the number of transports. Same service area revenue accounted for $9.9 million of the increase, while the remaining $2.9 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Roswell, New Mexico and the Orlando Regional Medical Center.

A comparison of transports is included in table below:

	Three Months Ended December 31,
	2005	2004	Transport Change	% Change

Medical transportation	270,861	258,433	12,428	4.8%
Alternative transportation	21,985	20,444	1,541	7.5%

Total transports from continuing operations	292,846	278,877	13,969	5.0%

Medical transports in areas that we served in both three months ended December 31, 2005 and 2004 increased by approximately 5,500 transports, or 2.1 percent, as a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, medical transports related to new contracts in Salem, Oregon, Roswell, New Mexico and the Orlando Regional Medical Center totaled approximately 6,900 for the three months ended December 31, 2005.

Consolidated net/net EMS APC for the three months ended December 31, 2005 was $343 compared to $326 for the three months ended December 31, 2004. The 5.2 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $64.9 million and $54.3 million for the three months ended December 31, 2005 and 2004, respectively. Such discounts represented 35.3 percent and 33.9 percent of gross medical transportation and alternative transportation service fees for the three months ended December 31, 2005 and 2004, respectively. The increase of 140 basis points is primarily a result of rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.0 million, or 10.9 percent, of which $0.6 million was related to higher subscription rates and $0.5 million was related to an increase in the number of subscribers. Additionally, master fire fees increased by $0.4 million due to increases in various master fire contract rates and other revenue increased $0.5 million due to revenue associated with Hurricanes Rita and Katrina relief efforts.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity, including higher salary expense of $0.7 million related to the impact of new service areas in Salem, Oregon, Roswell, New Mexico and the new Orlando Regional Medical Center contract, a $1.1 million increase in fill-in wages associated with employees needed to replace those utilized in the hurricane disaster recovery efforts and coverage of open positions, a $0.7 million increase in management incentives and general wage rate increases. These increases were partially offset by a $2.6 million reduction in workers’ compensation expense related to improved claims history and continuing overall favorable insurance trends.

Payroll and employee benefits as a percentage of net revenue decreased primarily due to the reduction in worker’s compensation expense described above.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net medical transportation and related services revenue was 20.8 percent and 19.0 percent for the three months ended December 31, 2005 and 2004, respectively. The 180 basis point increase primarily resulted from a slight rise in the overall uncollectible percentage in certain markets driven by a change in payer mix. Our decision to expand certain of our 911 emergency medical transportation markets provided opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. This strategy to expand and solidify our market share and maximize utilization, combined with rate increases in certain markets, contributed to the rise in operating income during the three months ended December 31, 2005.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2004 and 2005.

Other Operating Expenses

The increase in other operating expenses was primarily due to higher professional fees of $1.3 million related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act as well as fees related to an amendment of our credit facility during the second quarter of fiscal 2006. Additional factors contributing to the increase in other operating expenses included a $0.6 million increase in fuel expense driven by an overall increase in the cost of fuel, greater vehicle maintenance expense of $0.4 million due to an increase in the number of vehicles as well as preventative maintenance efforts, higher contractual service and franchise fees totaling $0.4 million related to the increased number of transports, and increases in other miscellaneous operating expenses, none of which was individually significant. These increases were partially offset by a $1.2 million decrease in general liability insurance costs resulting from favorable historical claims experience in recent years.

Interest Expense

Interest expense increased primarily due to a higher average effective interest rate including non-cash interest expense of $1.7 million related to the accretion of our 12.75% Senior Discount Notes.

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $83.9 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we have been recognizing deferred income tax expense, which does not require a current cash payment, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. Deferred income tax expense recognized during the three months ended December 31, 2005 approximated $2.1 million.

During the three months ended December 31, 2005, we recorded a $2.5 million income tax provision related to continuing operations and a $0.4 million income tax benefit related to discontinued operations. These amounts include the previously mentioned deferred income taxes of $2.1 million, resulting in an effective tax rate of 41.9%. The effective tax rate for the second quarter of fiscal 2006 declined compared to the rate used in the first quarter primarily due to revisions to estimates of full-year taxable income. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Cash payments for income taxes for the three months ended December 31, 2005 were $40,000, primarily consisting of federal alternative minimum taxes and state income taxes.

During the three months ended December 31, 2004, we recorded a $0.3 million income tax provision, resulting in an effective tax rate of 13.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. We also recorded $0.2 million in income tax provisions related to discontinued operations during the three months ended December 31, 2004. We received income tax refunds of $0.1 million during the three months ended December 31, 2004.

Discontinued Operations

During the second quarter of fiscal 2006, we ceased operating in the City of Augusta, Georgia upon expiration of our exclusive contract to provide medical transportation services to that area. We elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to us. The financial results of this service area for the three months ended December 31, 2005 and 2004 are included in income (loss) from discontinued operations. Additionally, the results of operations for service areas where we have ceased operations during fiscal 2005 have been included in income (loss) from discontinued operations for the three months ended December 31, 2004.

For the three months ended December 31, 2005 and 2004, net revenue associated with these discontinued service areas totaled $1.9 million and $10.6 million, respectively. Net loss for the three months ended December 31, 2005 was $0.6 million, which includes an income tax benefit of $0.4 million. Net income for the three months ended December 31, 2004 was $1.0 million, which includes an income tax provision of $0.2 million. A net loss was generated during the current period due to the recognition of $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million in provisions for doubtful accounts. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historically levels. Net income from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 - Segments

Overview

We provide emergency and non-emergency medical transportation services, fire protection services, primarily on a subscription fee basis, and a variety of other services. We have four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by the Chief Executive Officer. These segments comprise operations within the following areas:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey, Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation services while our fire services are predominantly centered in Segments B and C.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact net medical transportation revenues include rates charged for such services, payer mix, number of transports and government subsidies. These factors can vary significantly from market to market and also can change over time. The main drivers of fire and other revenue are fire subscription rates and the number of subscribers.

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$27,661	$27,192	$469	1.7%
Other services	1,066	837	229	27.4%

Total net revenue	$28,727	$28,029	$698	2.5%

Segment profit	$3,855	$3,860	$(5)	(0.1)%
Operating margin	13.4%	13.8%
Medical transports	71,016	71,513	(497)	(0.7)%
Net/net EMS APC	$302	$298	$4	1.2%

Medical transportation rate increases contributed to approximately $0.7 million of the increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.2 million decrease in net medical transportation revenue. Segment A’s net revenue also increased as a result of one-time revenue of $0.2 million associated with Hurricane Katrina relief efforts, through Segment A’s New York operations.

The 40 basis point decline in operating margin was principally due to higher provisions for doubtful accounts as a percentage of net revenue, increased general liability insurance costs and contractual service fees, partially offset by a reduction in payroll-related expenses as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 52.0 percent in the second quarter of fiscal 2005 to 49.2 percent in the second quarter of fiscal 2006 primarily due to reductions in scheduled overtime, health insurance costs and workers’ compensation expense partially offset by fill-in wages. Provision for doubtful accounts as a percentage of net revenue increased from 14.3 percent in the second quarter of fiscal 2005 to 16.7 percent in the second quarter of fiscal 2006 primarily due to a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue grew from 16.3 percent in the second quarter of fiscal 2005 to 17.9 percent in the second quarter of fiscal 2006 primarily driven by a $0.3 million increase in general liability insurance costs and a $0.1 million increase in fuel costs, partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets, and contributed to net revenue improvement in the current quarter.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$23,913	$23,787	$126	0.5%
Fire and other services	5,550	5,395	155	2.9%

Total net revenue	$29,463	$29,182	$281	1.0%

Segment profit	$2,992	$2,417	$575	23.8%
Operating margin	10.2%	8.3%
Medical transports	67,842	70,417	(2,575)	(3.7)%
Net/net EMS APC	$264	$263	$1	0.5%
Fire subscriptions at period end	34,912	35,218	(306)	(0.9)%

Medical transportation rate increases contributed to approximately $1.0 million of the increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.9 million decrease in net medical transportation revenue. The decline in medical transports was primarily due to a reduction in non-emergency transports as a result of improved call screening and greater competition in certain markets. Higher master fire contract fees and fire subscription fees also contributed to net revenue growth.

Payroll related expense as a percentage of net revenue decreased from 55.1 percent in the second quarter of fiscal 2005 to 53.1 percent in the second quarter of fiscal 2006 primarily due to reductions in workers’ compensation expense partially offset by increased overtime expense. Provision for doubtful accounts as a percentage of net revenue increased from 12.4 percent in the second quarter of fiscal 2005 to 15.9 percent for the second quarter of fiscal 2006 primarily due to a change in payer mix in certain markets. Other operating expenses as a percentage of revenue declined from 20.8 percent in the second quarter of fiscal 2005 to 18.0 percent in the second quarter of fiscal 2006 primarily driven by a $0.5 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in operating margin is due to medical transportation rate increases and operating efficiencies achieved during the second quarter of fiscal 2006, primarily resulting from lower payroll related costs and other operating expenses as a percentage of net revenue.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$39,856	$32,514	$7,342	22.6%
Fire and other services	10,454	8,798	1,656	18.8%

Total net revenue	$50,310	$41,312	$8,998	21.8%

Segment profit	$6,867	$5,129	$1,738	33.9%
Operating margin	13.6%	12.4%
Medical transports	65,871	58,250	7,621	13.1%
Net/net EMS APC	$510	$467	$43	9.3%
Fire subscriptions at period end	81,512	75,968	5,544	7.3%

Approximately $4.2 million of the increase in net medical transportation revenue is a result of a greater number of medical transports including our new service area in Roswell, New Mexico and approximately $3.1 million is a result of an increase in rates. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 1,100 additional transports during the second quarter of fiscal 2006. The increase in fire and other services revenue is primarily due to a greater number of fire subscriptions, higher fire subscription rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded in the second quarter of fiscal 2006.

Operating margins improved due primarily as a result of operating efficiencies driven by a decrease in payroll related costs as a percentage of net revenue partially offset by higher provision for doubtful accounts and other operating costs as a percentage of net revenue.

Payroll related expense decreased from 52.1 percent in the second quarter of fiscal 2005 to 49.2 percent in the second quarter of fiscal 2006 primarily due to a reduction in workers’ compensation expense. Provision for doubtful accounts as a percentage of net revenue increased from 11.3 percent in the second quarter of fiscal 2005 to 12.3 percent in the second quarter of fiscal 2006 primarily due to a change in payer mix. Other operating expenses as a percentage of revenue increased from 20.7 percent in the second quarter of fiscal 2005 to 22.0 percent in the second quarter of fiscal 2006 primarily driven by a $0.5 million increase in vehicle maintenance costs associated with a greater number of vehicles, increased fuel costs of $0.3 million and a $0.3 million increase in professional fees associated with contract negotiations, partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets as well as net revenue improvement in the current quarter.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$32,836	$27,943	$4,893	17.5%
Other services	125	155	(30)	(19.2)%

Total net revenue	$32,961	$28,098	$4,863	17.3%

Segment profit	$2,729	$569	$2,160	—
Operating margin	8.3%	2.0%
Medical transports	66,132	58,253	7,879	13.5%
Net/net EMS APC	$308	$295	$13	4.4%

The increase in Segment D’s net revenue is primarily due to 13.5 percent growth in the number of transports and medical transportation rate increases. Approximately $3.8 million of the increase in net medical transportation revenue was due to a greater number of medical transports while the remainder was due to higher rates. Our new service area in Salem, Oregon and the new Orlando Regional Medical Center contract resulted in approximately 2,900 and 3,500 additional transports, respectively, for the three months ended December 31, 2005.

The increase in Segment D’s profit was primarily due to a substantial improvement in operating margins driven by a reduction in payroll related costs and other operating expenses, both as a percentage of net revenue, partially offset by an increase in the provision for doubtful accounts as a percentage of net revenue. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll related expense as a percentage of net revenue decreased from 41.2 percent in the second quarter of fiscal 2005 to 37.6 percent in the second quarter of fiscal 2006 primarily due to the disproportionate increase in net revenue as compared to overall payroll and employee benefits as well as a $0.3 million decrease in expenses associated with the San Diego contract renewal recorded in the second quarter of fiscal 2005. Provision for doubtful accounts as a percentage of net revenue increased from 26.7 percent in the second quarter of fiscal 2005 to 29.6 percent in the second quarter of fiscal 2006 primarily due to a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue decreased from 27.5 percent in the second quarter of fiscal 2005 to 22.6 percent in the second quarter of fiscal 2006 primarily driven by a $0.5 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.2 million increase in contractual service and franchise fees and a $0.2 million increase in operating supplies due to the increase in the number of transports.

The increase in net/net EMS APC can primarily be attributed to a change in payer mix.

Consolidated Statement of Operations

Six Months Ended December 31, 2005 Compared to Six Months Ended December 30, 2004

(In Thousands, Except Per Share Amounts):

	2005	% of Net Revenue	2004	% of Net Revenue	$ Change	% Change
Net revenue	$280,225	100.0%	$252,531	100.0%	$27,694	11.0%

Operating expenses:
Payroll and employee benefits	137,551	49.1%	132,063	52.3%	5,488	4.2%
Provision for doubtful accounts	48,741	17.4%	40,442	16.0%	8,299	20.5%
Depreciation and amortization	5,599	2.0%	5,377	2.1%	222	4.1%
Other operating expenses	61,430	21.9%	54,347	21.5%	7,083	13.0%
(Gain) loss on sale of assets	(1,307)	(0.5)%	3	0.0%	(1,310)	—

Total operating expenses	252,014	89.9%	232,232	91.9%	19,782	8.5%

Operating income	28,211	10.1%	20,299	8.0%	7,912	39.0%
Interest expense	(15,256)	(5.4)%	(14,831)	(5.9)%	(425)	2.9%
Interest income	325	0.1%	176	0.1%	149	84.7%

Income from continuing operations before income taxes and minority interest	13,280	4.7%	5,644	2.2%	7,636	—
Income tax provision	(6,168)	(2.2)%	(336)	(0.1)%	(5,832)	—
Minority interest	(315)	(0.1)%	28	0.0%	(343)	—

Income from continuing operations	6,797	2.4%	5,336	2.1%	1,461	27.4%
Income (loss) from discontinued operations, net of income taxes	(451)	—	2,138	0.8%	(2,589)	—

Net income	$6,346	2.3%	$7,474	3.0%	$(1,128)	(15.1)%

Income per share
Basic -
Income from continuing operations	$0.28		$0.24		$0.04
Income (loss) from discontinued operations	(0.02)		0.10		(0.12)

Net income	$0.26		$0.34		$(0.08)

Diluted-
Income from continuing operations	$0.27		$0.23		$0.04
Income (loss) from discontinued operations	(0.02)		0.09		(0.11)

Net income	$0.25		$0.32		$(0.07)

Average number of common shares outstanding - Basic	24,281		22,100		2,181

Average number of common shares outstanding - Diluted	25,280		23,351		1,929

Note > Variances over 100% not displayed.

Net revenue growth of $27.7 million or 11.0 percent is primarily a result of a $24.9 million or 11.2 percent increase in medical transportation and related services revenue.

As a percentage of net revenue, operating expenses were 200 basis points lower for the six months ended December 31, 2005 compared to the prior period primarily due to a 320 basis point decline in payroll and employee benefits as a percentage of net revenue partially offset by a 140 basis point increase in provision for doubtful accounts as a percentage of net revenue. Additionally, the recognition of a $1.3 million pre-tax gain from the sale of real estate in Arizona resulted in a 50 basis point decrease in total operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share for the six months ended December 31, 2005 includes the impact of recording income tax provisions at a 46.4% effective rate, as discussed in further detail in the income tax section below, a $1.3 million pretax gain on the sale of real estate in Arizona and an increase in the average number of diluted shares outstanding during the period from 23.4 million shares at December 31, 2004 to 25.3 million shares at December 31, 2005. The increase in the average number of shares outstanding is due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options which were in the money at the end of the period.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2005	2004	$ Change	% Change
Medical transportation and related services	$246,491	$221,602	$24,889	11.2%
Fire and other services	33,734	30,929	2,805	9.1%

Total net revenue	$280,225	$252,531	$27,694	11.0%

Medical Transportation and Related Services

Approximately $13.9 million of the increase in medical transportation and related services revenue is due to an increase in rates and approximately $11.0 million is due to an increase in the number of transports. Same service area revenue accounted for $19.2 million of the increase, while the remaining $5.7 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the Orlando Regional Medical Center.

A comparison of transports is included in table below:

	Six Months Ended December 31,
	2005	2004	Transport Change	% Change
Medical transportation	541,154	517,106	24,048	4.7%
Alternative transportation	44,230	40,719	3,511	8.6%

Total transports from continuing operations	585,384	557,825	27,559	4.9%

Medical transports in areas that we served in both six months ended December 31, 2005 and 2004 increased by approximately 10,900 transports, or 2.1 percent, as a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, medical transports related to new contracts in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the Orlando Regional Medical Center totaled approximately 13,100 for the six months ended December 31, 2005.

Consolidated net/net EMS APC for the six months ended December 31, 2005 was $341 compared to $323 for the six months ended December 31, 2004. The 5.6 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in selected markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $126.1 million and $107.6 million for the six months ended December 31, 2005 and 2004, respectively. Such discounts represented 34.9 percent and 33.8 percent of gross medical transportation and alternative transportation service fees for the six months ended December 31, 2005 and 2004, respectively. The increase of 110 basis points is primarily a result of a rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $2.0 million, or 10.5 percent, of which $1.1 million was related to higher subscription rates and $0.9 million was related to an increase in the number of subscribers. Master fire fees increased by $0.7 million due to increases in various master fire contract rates, and other revenue increased by $0.1 million due to a more active forest fire season and revenue associated with Hurricanes Rita and Katrina relief efforts, partially offset by one-time consulting fees recognized in the prior year.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity, including higher salary expense of $2.1 million related to the impact of new service areas in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the new Orlando Regional Medical Center contract, higher management incentive expense of $1.1 million and general wage rate increases. These increases were partially offset by a $2.6 million reduction in workers’ compensation expense due to improved claims history and continuing overall favorable insurance trends and a $1.9 million decline in health insurance expense as a result of a shift in costs from employer to employee as well as the timing of claim processing resulting from a change in our third party administrator.

Payroll and employee benefits as a percentage of net revenue decreased primarily due to the reduction in worker’s compensation expense described above.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net medical transportation and related services fees was 20.6 percent and 19.4 percent for the six months ended December 31, 2005 and 2004, respectively. The 120 basis point increase primarily resulted from a slight rise in the overall uncollectible percentage in certain markets driven by a change in payer mix. Our decision to expand certain of our 911 emergency medical transportation markets provided opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. This strategy to expand and solidify our market share and maximize utilization, combined with rate increases in certain markets, contributed to the rise in operating income during the six months ended December 31, 2005.

Depreciation and Amortization

The decrease in depreciation and amortization is primarily due to a $0.3 million write-off of a non-compete covenant in the prior year partially offset by higher depreciation expense as a result of increased capital expenditures during fiscal 2004 and 2005.

Other Operating Expenses

The increase in other operating expenses was principally due to higher professional fees of $3.2 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act as well as a one-time $0.5 million fee paid during the second quarter of fiscal 2006 related to an amendment of our credit facility, a $1.5 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher contractual service and franchise fees totaling $1.4 million related to the increased number of transports, and increases in other miscellaneous operating expenses, none of which was significant. These increases were partially offset by a $2.4 million decrease in general liability insurance costs resulting from favorable historical claims experience in recent years.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

Interest expense increased primarily due to a higher average effective interest rate driven by non-cash interest expense of $3.3 million related to the accretion of our 12.75% Senior Discount Notes.

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $83.9 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we have been recognizing deferred income tax expense, which does not require a current cash payment, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. Deferred income tax expense recognized during the six months ended December 31, 2005 approximated $5.3 million.

During the six months ended December 31, 2005, we recorded a $6.2 million income tax provision related to continuing operations and a $0.3 million income tax benefit related to discontinued operations. These amounts include the previously mentioned deferred income taxes of $5.3 million, resulting in an effective tax rate of 46.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. Cash payments for income taxes for the six months ended December 31, 2005 were $0.4 million and consisted primarily of federal alternative minimum taxes and state income taxes.

During the six months ended December 31, 2004, we recorded a $0.3 million income tax provision, resulting in an effective tax rate of 6.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. The Company made income tax payments of $0.1 million during the six months ended December 31, 2004.

Discontinued Operations

As previously mentioned, we ceased operating in the City of Augusta, Georgia upon expiration of our exclusive contract to provide medical transportation services to that area effective December 31, 2005. We elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to us. The financial results of this service area for the six months ended December 31, 2005 and 2004 are included in income (loss) from discontinued operations. Additionally, the results of operations for service areas where we have ceased operations during fiscal 2005 have been included in income (loss) from discontinued operations for the six months ended December 31, 2004.

For the six months ended December 31, 2005 and 2004, net revenue associated with these discontinued service areas totaled $4.1 million and $21.3 million, respectively. Net loss for the six months ended December 31, 2005 was $0.5 million, which includes an income tax benefit of $0.3 million. Net income for the six months ended December 31, 2004 was $2.1 million, which includes an income tax provision of $0.2 million. A net loss was generated during the current period due to the recognition of $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million in provisions for doubtful accounts. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historically levels. Net income from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004 - Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for the six months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Six Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$56,363	$55,094	$1,269	2.3%
Other services	1,931	1,735	196	11.3%

Total net revenue	$58,294	$56,829	$1,465	2.6%

Segment profit	$8,269	$7,855	$414	5.3%
Operating margin	14.2%	13.8%
Medical transports	144,997	145,327	(330)	(0.2)%
Net/net EMS APC	$302	$298	$4	1.3%

Medical transportation rate increases contributed to approximately $1.4 million of the increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.1 million decrease in net medical transportation revenue. Segment A’s net revenue increased primarily as a result of a change in payer mix in certain markets.

Operating margins improved principally due to lower payroll related costs as a percentage of net revenue partially offset by higher provisions for doubtful accounts and other operating expenses, both as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 51.9 percent in the first half of fiscal 2005 to 49.0 percent in the first half of fiscal 2006 primarily due to reductions in scheduled overtime, temporary staffing, health insurance costs and workers’ compensation expense partially offset by higher training wages. Provision for doubtful accounts as a percentage of net revenue increased from 14.2 percent in the first half of fiscal 2005 to 15.9 percent in the first half of fiscal 2006 primarily due to a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue grew from 16.2 percent in the first half of fiscal 2005 to 17.5 percent in the first half of fiscal 2006 primarily driven by a $0.4 million increase in fuel costs and a $0.7 million increase in general liability insurance costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Segment B

The following table presents financial results and key operating statistics for Segment B for the six months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Six Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$49,390	$47,965	$1,425	3.0%
Fire and other services	10,990	10,636	354	3.3%

Total net revenue	$60,380	$58,601	$1,779	3.0%

Segment profit	$6,586	$4,974	$1,612	32.4%
Operating margin	10.9%	8.5%
Medical transports	138,231	141,305	(3,074)	(2.2)%
Net/net EMS APC	$268	$260	$8	3.0%
Fire subscriptions at period end	34,912	35,218	(306)	(0.9)%

Medical transportation rate increases contributed to approximately $2.4 million of the increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $1.0 million decrease in net medical transportation revenue. The decline in medical transports was primarily due to a reduction in non-emergency transports as a result of improved call screening and greater competition in certain markets. Higher master fire contract fees also contributed to net revenue growth.

Operating margins increased due to operational efficiencies, primarily lower payroll related costs and other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 54.1 percent in the first half of fiscal 2005 to 52.2 percent in the first half of fiscal 2006 primarily due to a reduction in workers’ compensation expense partially offset by higher scheduled overtime and fill-in wages. Provision for doubtful accounts as a percentage of net revenue increased from 13.4 percent in the first half of fiscal 2005 to 15.5 percent for the first half of fiscal 2006 primarily due to a change in payer mix in certain markets. Other operating expenses as a percentage of revenue declined from 20.3 percent in the first half of fiscal 2005 to 18.3 percent in the first half of fiscal 2006 primarily driven by a $0.9 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.3 million increase in fuel costs.

Net/net EMS APC increased 3.0 percent from $260 for the six months ended December 31, 2004 to $268 for the six months ended December 31, 2005 primarily as a result of rate increases and the change in payer mix in certain markets.

Segment C

The following table presents financial results and key operating statistics for Segment C for the six months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Six Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$76,687	$62,653	$14,034	22.4%
Fire and other services	20,621	17,585	3,036	17.3%

Total net revenue	$97,308	$80,238	$17,070	21.3%

Segment profit	$14,655	$9,627	$5,028	52.2%
Operating margin	15.1%	12.0%
Medical transports	127,994	114,819	13,175	11.5%
Net/net EMS APC	$504	$458	$46	10.1%
Fire subscriptions at period end	81,512	75,968	5,544	7.3%

Approximately $7.2 million of the increase in net medical transportation revenue is a result of a greater number of medical transports, including our new service area in Roswell, New Mexico and approximately $6.8 million is a result of an increase in rates. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 2,100 additional transports during the first half of fiscal 2006. The increase in fire and other services revenue is primarily due to a greater number of fire subscriptions, higher fire subscription rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded in the second quarter of fiscal 2006.

The increase in Segment C’s profit included a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins increased from 12.0 percent for the six months ended December 31, 2004 to 13.7 percent for the six months ended December 31, 2005 primarily as a result of operating efficiencies driven by a decrease in payroll related costs as a percentage of net revenue partially offset by higher provision for doubtful accounts and other operating costs as a percentage of net revenue.

Payroll related expense decreased from 51.8 percent in the first half of fiscal 2005 to 49.6 percent in the first half of fiscal 2006 primarily due to a decrease in workers’ compensation expense. Provision for doubtful accounts as a percentage of net revenue increased from 11.3 percent in the first half of fiscal 2005 to 12.0 percent in the first half of fiscal 2006 primarily due to a change in payer mix in certain markets. Other operating expenses as a percentage of revenue increased from 21.0 percent in the first half of fiscal 2005 to 21.7 percent in the first half of fiscal 2006 primarily driven by a $0.9 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year, a $0.8 million increase in professional fees associated with contract negotiations, a $0.6 million increase in fuel costs and a $0.4 million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets as well as year to date net revenue improvement.

Segment D

The following table presents financial results and key operating statistics for Segment D for the six months ended December 31, 2005 and 2004 (in thousands, except net/net EMS APC and medical transports):

	Six Months Ended December 31,		$ Change	% Change
	2005	2004
Net Revenue
Medical transportation and related services	$64,051	$55,890	$8,161	14.6%
Other services	192	973	(781)	(80.3)%

Total net revenue	$64,243	$56,863	$7,380	13.0%

Segment profit	$4,300	$3,219	$1,081	33.6%
Operating margin	6.7%	5.7%
Medical transports	129,932	115,655	14,277	12.3%
Net/net EMS APC	$305	$296	$9	3.2%

The increase in Segment D’s net revenue is primarily due to 12.3 percent growth in the number of transports and medical transportation rate increases. Approximately $6.9 million of the increase in net medical transportation revenue was due to a greater number of medical transports while the remainder was due to higher rates. Our new service areas in Salem, Oregon and Tacoma, Washington and our new Orlando Regional contract resulted in approximately 5,600 and 3,400 additional transports, respectively, for the six months ended December 31, 2005. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

The increase in Segment D’s profit was primarily driven by reductions in payroll related expenses and other operating expenses as a percentage of net revenue partially offset by an increase in the provision for doubtful accounts as a percentage of net revenue. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll related expense as a percentage of net revenue decreased from 38.8 percent in the first half of fiscal 2005 to 38.3 percent in the first half of fiscal 2006 primarily due to a decrease in workers’ compensation expense, partially offset by an increase in headcount related to our new Salem, Oregon operation as well as our joint venture with the City of San Diego. Provision for doubtful accounts as a percentage of net revenue increased from 27.2 percent in the first half of fiscal 2005 to 29.4 percent in the first half of fiscal 2006 primarily due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue decreased from 25.8 percent in the first half of fiscal 2005 to 23.7 percent in the first half of fiscal 2006 primarily driven by a $0.9 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant, partially offset by a $1.1 million increase in contractual service and franchise fees, a $0.3 million increase in operating supplies and a $0.3 million increase in fuel costs.

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

We believe that cash flow from operations coupled with existing cash balances and funds available through the $20.0 million Revolving Credit Facility and the $35.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through December 31, 2006. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we periodically experience significant outflows of cash for debt service, insurance premiums, 401(k) matching contributions, defined benefit pension plan contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes due March 2015 payable on September 15 and March 15, as well as estimated quarterly interest payments on our Term Loan B of approximately $2.1 million.

Deposits on our annual workers’ compensation and general liability insurance premiums as well as self-insurance retentions are paid in the fourth quarter of the fiscal year. These deposits totaled $5.8 million and $7.3 million in fiscal 2005 and 2004, respectively. During fiscal 2005, we began using letters of credit in place of cash deposits to fund anticipated self-insurance retention obligations.

During the six months ended December 31, 2005 we made an unscheduled principal payment on our Term Loan B totaling $7.0 million, made payments under the 2005 Management Incentive Program of $4.0 million, paid a settlement in conjunction with a legal matter in Sioux Falls, South Dakota of $0.5 million and paid fees associated with an amendment to our credit facility. These combined cash outflows contributed to the $8.6 million decline in cash and short-term investments at December 31, 2005. Additionally, we expect to make a Company matching contribution to the 401(k) Plan in the amount of $1.6 million and defined benefit pension plan payments totaling approximately $0.5 million during the second half of fiscal 2006.

The table below summarizes cash flow information for the six months ended December 31, 2005 and 2004 (in thousands):

	Six Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$3,535	$92
Net cash used in investing activities	(15,137)	(6,913)
Net cash (used in) provided by financing activities	(4,601)	558

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2005 was $3.5 million compared to $92,000 for the six months ended December 31, 2004. Net income for the current period includes $5.3 million of non-cash deferred income tax expense relating to the utilization of a portion of our net operating loss carryforwards. Net income also includes $3.3 million of accretion on our 12.75% Senior Discount Notes which represents non-cash interest expense that is included in net income but does not require cash payments during the current period. Net operating assets and liabilities balances increased by $65.7 million from June 30, 2005 to December 31, 2005 as compared to an increase of $56.2 million from June 30, 2004 to December 31, 2004, resulting in additional net cash used in operations of $9.5 million during the six months ended December 31, 2005 compared to the previous year. This additional cash usage was primarily a result of our $7.0 million unscheduled principal payment on our Term Loan B and our 2005 Management Incentive Plan payment of $4.0 million discussed above. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

Average daily cash deposits totaled $1.8 million for both six month periods ended December 31, 2005 and 2004. There are several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional provisions for doubtful accounts required in the future.

We had working capital of $53.9 million at December 31, 2005, including cash and short-term investments of $9.1 million, compared to working capital of $44.0 million, including cash of $17.7 million, at June 30, 2005. The increase in working capital as of December 31, 2005 is primarily related to higher net accounts receivable combined with lower accrued liabilities and current debt partially offset by lower prepaid expenses. These changes were primarily driven by higher operating income during the period as well as the impact of non-cash interest expense, non-cash insurance adjustments and the gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Book overdrafts of $2.3 million have been netted against accounts payable and reclassified as cash provided from financing activities. See Financing Activities section below.

Investing Activities

Cash used in investing activities includes net purchases of short-term investments, capital expenditures and proceeds from the sale of property and equipment. During the six months ended December 31, 2005, we began investing excess funds in highly liquid, short-term auction rate securities with net purchases totaling $7.6 million during the period. We had capital expenditures totaling $9.1 million and $7.0 million for the six months ended December 31, 2005 and 2004, respectively. The $2.1 million increase in current year capital expenditures is primarily due to fiscal 2006 new operations in Salem, Oregon and Las Vegas, New Mexico partially offset by capital expenditures related to our fiscal 2005 new operation in Tacoma, Washington. Additionally, during the three months ended September 30, 2005, we received proceeds from the sale of property and equipment of $1.6 million primarily due to the sale of real estate in Arizona.

Financing Activities

Financing activities include the issuance and repayment of debt, book overdrafts, minority shareholder distributions, tax benefits from the exercise of stock options and proceeds from the issuance of common stock. During the six months ended December 31, 2005, we made an unscheduled principal payment on our Term Loan B totaling $7.0 million. We anticipate annual interest savings of approximately $0.4 million as a result of this payment. Additionally, we made a $0.2 million distribution to the City of San Diego, the minority shareholder in our medical services joint venture. The reduction in current year stock option exercises contributed to a $0.6 million decrease in cash provided by the issuance of common stock, which was partially offset by a $0.4 million increase in the tax benefit realized from the exercise of such options. Book overdrafts of $2.3 million represent the change in amounts related to outstanding checks in cash balances where no right of offset exists. Under our cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in our bank accounts to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified as liabilities within the consolidated balance sheet, and the change in the related balances is reflected in financing activities on the consolidated statement of cash flows.

Debt Covenants – The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

On December 27, 2005, we amended certain terms, conditions and covenants contained in our 2005 Credit Facility (the “Amendment”). Specifically, the Amendment permits us to use net proceeds from the issuance of qualified equity to repurchase our 12.75% Senior Discount Notes due March 2016 (the “Senior Discount Notes”) issued by Rural/Metro Corporation and/or our 9.875% Senior Subordinated Notes due March 2015 (the “Senior Subordinated Notes”) issued by Rural/Metro LLC and its subsidiary, Rural/Metro (Delaware) Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), and further allows us to use up to $10.0 million of cash on hand to purchase any remaining Senior Discount Notes in their entirety. Following any redemption of the Senior Discount Notes, our total leverage ratio may not exceed 4.0 to 1.0.

In addition, the Amendment modifies the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow us flexibility to exercise an existing option to acquire an entity in Las Vegas, Nevada within the next two years. The purchase option first becomes exercisable in 2006 for a one-year period at a purchase price that is the greater of $12.0 million or 6.9 times the Las Vegas, Nevada entity’s EBITDA for the 12-month period preceding the purchase date.

The Amendment also modifies certain other Credit Facility covenants including an increase in the permitted level of annual capital expenditures.

We were in compliance with all of our covenants at December 31, 2005.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three and six months ended December 31, 2005 and 2004, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income	$2,767	$3,057	$6,346	$7,474
Add back:
Depreciation and amortization	2,907	2,691	5,720	5,928
Interest expense	7,748	7,513	15,256	14,831
Interest income	(172)	(48)	(325)	(176)
Income tax provision	2,165	428	5,887	523

EBITDA	$15,415	$13,641	$32,884	$28,580

Increase (decrease):
Interest expense	(7,748)	(7,513)	(15,256)	(14,831)
Interest income	172	48	325	176
Income tax provision	(2,165)	(428)	(5,887)	(523)
Provision for doubtful accounts	26,396	20,491	50,827	42,079
Deferred income taxes	2,088	—	5,254	—
Accretion of 12.75% Senior Discount Notes	1,709	—	3,349	—
(Gain) loss on sale of property and equipment	35	5	(1,307)	3
Amortization of deferred financing costs	665	669	1,100	1,339
Earnings (losses) of minority shareholder	153	(337)	315	(28)
Stock based compensation	7	—	16	—
Tax benefit from the exercise of stock options	—	129	—	129
Insurance adjustments	(2,387)	(636)	(2,387)	(636)
Amortization of debt discount	—	7	—	13
Changes in operating assets and liabilities	(35,798)	(21,111)	(65,698)	(56,209)

Net cash provided by (used in) operating activities	$(1,458)	$4,965	$3,535	$92

For the three months ended December 31, 2005, the $1.8 million or 13.0 percent increase in EBITDA is primarily due to an 11.7 percent increase in consolidated net revenue, a $2.6 million benefit in workers’ compensation expense partially offset by a 220 basis point increase in the provision for doubtful accounts as a percentage of net revenue.

For the six months ended December 31, 2005, the increase of $4.3 million or 15.1 percent in EBITDA is primarily due to an 11.0 percent increase in consolidated net revenue, a $2.6 million benefit in workers’ compensation expense partially offset by a 140 basis point increase in the provision for doubtful accounts as a percentage of net revenue. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

Subsequent Events

On February 7, 2006, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $9.0 million unscheduled principal payment on its Term Loan B.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at December 31, 2005, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.2 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. Based on amounts invested in auction rate securities at December 31, 2005, a 1% decrease in interest rates would decrease our interest income on an annual basis by approximately $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2005). These disclosure controls and procedures have been designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures, and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term in defined in Exchange Act Rule 13a-15(e)). Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses described below.

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

Specifically, personnel in the accounting and finance areas had inadequate knowledge relating to deferred tax asset valuation allowances resulting in errors in accounting for deferred income tax benefits. This control deficiency resulted in audit adjustments to the fourth quarter of the fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. This control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements, including the related disclosures, will not be prevented or detected. Management is in the process of implementing a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes. Subsequent to December 31, 2005, we have hired a director of taxation and improved processes and procedures used in the preparation of the annual and interim tax provisions. Based on these actions, we believe that this material weakness will be remediated by the end of the third quarter of fiscal 2006.

Additionally, as of September 30, 2005, we determined that we did not maintain effective control over the completeness and accuracy of our condensed consolidating financial information, including the identification of our guarantor subsidiaries. Specifically, our supervisory review and approval controls did not detect that certain guarantor subsidiaries had been incorrectly classified as non-guarantor subsidiaries in the condensed consolidating financial information. This control deficiency made it necessary to restate Note 10 of the Consolidated Financial Statements for fiscal 2005 included in the Current Report on Form 8-K that we filed on October 28, 2005. In addition, this control deficiency could result in a misstatement to the condensed consolidating financial information that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constituted a material weakness in internal control over financial reporting. Management has implemented additional controls and procedures relating to the preparation of the condensed consolidating financial information and expects that this material weakness will be remediated by the end of the third quarter of fiscal 2006.

Part II. Other Information.

Item 4. Submission of Matters to a Vote of Security Holders

On December 1, 2005, we held our annual meeting of stockholders. The only matter before the meeting was:

The election of two directors to serve a three-year term or until their successors are elected.

All nominees for director were elected. The table below lists the votes cast or withheld.

Election of Directors	For	Withheld
Louis G. Jekel	17,311,565	3,921,761
Robert E. Wilson	17,099,424	4,133,902

Item 6. Exhibits

Exhibits
3.2	Second Amended and Restated Bylaws*

10.1	Rural/Metro Management Incentive Plan Program Summary*

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: February 9, 2006	By:	/s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael S. Zarriello
Michael S. Zarriello, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index
3.2	Second Amended and Restated Bylaws*

10.1	Rural/Metro Management Incentive Plan Program Summary*

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.