Form 10-Q
period 2006-03-31
RURAL/METRO CORP /DE/
filed 2006-05-10
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There were 24,446,181 shares of the registrant’s Common Stock outstanding on May 2, 2006.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2006

Part I. Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share and per share data)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,919	$17,688
Accounts receivable, net	82,619	71,986
Inventories	12,902	12,743
Deferred tax assets	16,109	10,110
Prepaid expenses and other	5,257	9,449

Total current assets	122,806	121,976
Property and equipment, net	45,673	41,402
Goodwill	38,362	39,344
Deferred tax assets	66,383	75,551
Insurance deposits	5,734	9,037
Other assets	23,496	26,818

Total assets	$302,454	$314,128

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,300	$14,738
Accrued liabilities	38,992	42,327
Deferred revenue	20,374	19,429
Current portion of long-term debt	383	1,497

Total current liabilities	73,049	77,991
Long-term debt, net of current portion	294,528	305,478
Other liabilities	27,644	27,846

Total liabilities	395,221	411,315

Minority interest	2,107	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both March 31, 2006 and June 30, 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized,
24,430,404 and 24,117,499 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	244	241
Additional paid-in capital	153,767	152,305
Treasury stock, 96,246 shares at both March 31, 2006 and June 30, 2005	(1,239)	(1,239)
Accumulated deficit	(247,646)	(249,950)

Total stockholders’ equity (deficit)	(94,874)	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$302,454	$314,128

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue	$137,917	$129,081	$409,351	$371,610

Operating expenses:
Payroll and employee benefits	68,540	65,204	201,291	191,654
Provision for doubtful accounts	25,743	20,846	73,133	60,293
Depreciation and amortization	2,753	2,632	8,281	7,893
Other operating expenses	31,261	29,963	90,803	82,012
(Gain) loss on sale of assets	5	31	(1,302)	34

Total operating expenses	128,302	118,676	372,206	341,886

Operating income	9,615	10,405	37,145	29,724
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	45	425	221
Loss on early extinguishment of debt	—	(8,170)	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	1,821	(4,922)	14,420	(258)
Income tax (provision) benefit	(891)	144	(6,759)	(166)
Minority interest	(336)	(68)	(651)	(40)

Income (loss) from continuing operations	594	(4,846)	7,010	(464)
Income (loss) from discontinued operations, net of income taxes	(4,636)	1,861	(4,706)	4,953

Net income (loss)	$(4,042)	$(2,985)	$2,304	$4,489

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.02	$(0.21)	$0.29	$(0.02)
Income (loss) from discontinued operations	(0.19)	0.08	(0.20)	0.22

Net income (loss)	$(0.17)	$(0.13)	$0.09	$0.20

Diluted—
Income (loss) from continuing operations	$0.02	$(0.21)	$0.28	$(0.02)
Income (loss) from discontinued operations	(0.18)	0.08	(0.19)	0.22

Net income (loss)	$(0.16)	$(0.13)	$0.09	$0.20

Average number of common shares outstanding—Basic	24,407	23,019	24,323	22,406

Average number of common shares outstanding—Diluted	25,290	23,019	25,283	22,406

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at June 30, 2005	24,117,499	$241	$152,305	$(1,239)	$(249,950)	$(98,643)
Issuance of common stock due to options exercised under Stock Option Plans	312,905	3	629	—	—	632
Tax benefit from options exercised under Stock Option Plans	—	—	810	—	—	810
Stock-based compensation expense	—	—	23	—	—	23
Comprehensive income, net of tax:
Net income	—	—	—	—	2,304	2,304

Comprehensive income						2,304

Balance at March 31, 2006	24,430,404	$244	$153,767	$(1,239)	$(247,646)	$(94,874)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,304	$4,489
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	79,526	64,601
Depreciation and amortization	8,506	8,762
Accretion of 12.75% Senior Discount Notes	5,077	480
Deferred income taxes	2,519	—
Insurance adjustments	(2,387)	(636)
Amortization of deferred financing costs	1,792	1,932
(Gain) loss on sale of property and equipment	(1,302)	34
Goodwill impairment in discontinued operations	982	—
Earnings of minority shareholder	651	40
Stock based compensation	23	—
Non-cash portion of loss on early extinguishment of debt	—	5,668
Tax benefit from the exercise of stock options	—	159
Amortization of debt discount	—	17
Change in assets and liabilities—
Accounts receivable	(90,159)	(70,934)
Inventories	(159)	(120)
Prepaid expenses and other	4,192	2,241
Insurance deposits	3,303	2,888
Other assets	2,198	(2,164)
Accounts payable	(1,283)	(1,461)
Accrued liabilities	(2,874)	(5,024)
Deferred revenue	945	753
Other liabilities	1,543	(3,640)

Net cash provided by operating activities	15,397	8,085

Cash flows from investing activities:
Purchases of short-term investments	(42,700)	—
Sales of short-term investments	42,700	—
Capital expenditures	(12,871)	(10,327)
Proceeds from the sale of property and equipment	1,559	106

Net cash used in investing activities	(11,312)	(10,221)

Cash flows from financing activities:
Repayment of debt	(17,141)	(303,582)
Issuance of common stock	632	1,638
Tax benefit from the exercise of stock options	810	—
Distributions to minority shareholders	(155)	—
Issuance of debt	—	310,209
Cash paid for debt issuance costs	—	(11,838)

Net cash used in financing activities	(15,854)	(3,573)

Decrease in cash and cash equivalents	(11,769)	(5,709)
Cash and cash equivalents, beginning of period	17,688	16,372

Cash and cash equivalents, end of period	$5,919	$10,663

Supplemental cash flow information:
Cash paid for interest	$19,543	$22,468
Cash paid for income taxes, net	626	247

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements for the three and nine months ended March 31, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results of operations for the full fiscal year.

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through March 31, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(2) Accounting for Stock Based Compensation

At March 31, 2006, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan expired November 5, 2002 and therefore the Company is no longer issuing options under that plan. The 1992 Plan was the only plan under which the Company could provide stock compensation to its executive officers and Board of Directors. The 2000 Plan had 477,330 common shares available for issuance at March 31, 2006.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Accordingly, results for prior periods have not been restated. The Company recognized approximately $7,000 and $23,000 of stock based compensation expense in the statement of operations for the three and nine months ended March 31, 2006, respectively. At March 31, 2006, there was unrecognized stock based compensation expense totaling $11,000 related to unvested awards which will be recognized over the remaining weighted average vesting period of 11 months. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the nine months ended March 31, 2006.

Prior to July 1, 2005, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Consistent with APB 25, stock-based compensation expense was not reflected in the consolidated statement of operations for periods prior to July 1, 2005 as all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and income per share for the three and nine months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net income (loss)	$(2,985)	$4,489
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect	(9)	(98)

Pro forma net income (loss)	$(2,994)	$4,391

Income (loss) per share:
Basic—As reported	$(0.13)	$0.20

Basic—Pro forma	$(0.13)	$0.20

Diluted—As reported	$(0.13)	$0.20

Diluted—Pro forma	$(0.13)	$0.20

(3) General Liability and Workers’ Compensation Programs

General Liability

The Company has historically maintained insurance policies for comprehensive general liability, automobile liability and professional liability (referred to collectively as “general liability”). These policies are typically renewed annually. Management periodically reviews its general liability claim reserves and engages independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

The Company engaged independent actuaries to perform an updated valuation of its general liability claim reserves as of December 31, 2005. Based on this analysis, the Company increased its general liability claim reserves by $0.2 million during the second quarter of fiscal 2006 and the related expense is reflected in other operating expenses for the nine months ended March 31, 2006.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Workers’ Compensation

The Company has historically maintained insurance policies for workers’ compensation and employer’s liability. The Company is required by law and by most of its operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. Management periodically reviews the Company’s workers’ compensation claim reserves and engages independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves as a result of the resolution of certain workers’ compensation claims during the six month periods ended December 31, 2005 and 2004. Based on these analyses, the Company reduced its workers compensation claim reserves by $1.5 million and $0.6 million during the second quarters of fiscal 2006 and 2005, respectively. The related adjustments are reflected as a reduction of payroll and employee benefits.

Additionally, the Company recognized estimated premium refunds and reserve adjustments totaling $1.1 million during the second quarter of fiscal 2006 as a reduction of payroll and employee benefits based upon an updated loss assessment prepared by its independent actuaries. Of this amount, $0.8 million pertained to policy years ended April 30, 2004 and 2003 and was reflected as an increase in other assets. The remaining $0.3 million pertained to the policy year ended April 30, 2005 and was reflected as a reduction to the Company’s workers’ compensation claim reserves. The Company has recorded loss reserves for claims expected to be incurred during this policy period as the risk of loss was not effectively transferred to the insurer.

In March 2006, the Company received $1.2 million of cash collateral from Reliance Insurance Company. This amount represented the remaining balance of the Company’s worker’s compensation cash insurance deposits held by this carrier.

(4) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2006	June 30, 2005
Senior Secured Term Loan B due March 2011	$112,000	$128,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	57,352	52,275
Revolving Credit Facility, undrawn	—	—
Capital lease and other obligations, at varying rates from 6.0% to 12.75%, due through 2013	559	1,700

Long-term debt	294,911	306,975
Less: Current maturities	(383)	(1,497)

Long-term debt, net of current maturities	$294,528	$305,478

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.50% per annum based on contractual periods from one to nine months in length at the Company’s option. At March 31, 2006, $100.0 million of the outstanding Term Loan B balance was accruing interest at 7.10% per annum, and $12.0 million was accruing interest at 7.18% based on the interest rate contracts in effect at that time. At June 30, 2005, $123.0 million of the outstanding Term Loan B balance was accruing interest at 6.04% per annum, and the remaining $5.0 million outstanding debt balance was accruing interest at 5.84% based on the interest rate contracts in effect at that time.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company originally capitalized $13.3 million of expenses associated with obtaining its outstanding debt and is amortizing these costs to interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $11.3 million at March 31, 2006 and are included in other assets in the consolidated balance sheet.

On February 7, 2006, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), made a $9.0 million unscheduled principal payment on its Term Loan B. The Company wrote-off approximately $0.3 million of deferred financing costs during the third quarter of fiscal 2006 as a result of this payment. Inception-to-date unscheduled principal payments totaling $23.0 million have been applied towards Rural/Metro LLC’s fiscal 2006 annual principal payment requirement equal to 75% of the fiscal year Excess Cash Flow, as defined in the 2005 Credit Facility, payable in September 2006. From time to time, Rural/Metro LLC may make additional unscheduled payments at its discretion.

At March 31, 2006, letters of credit totaling $31.1 million were utilized, primarily in support of insurance deductible arrangements. At March 31, 2006, the Company had $15.1 million available under its 2005 Credit Facility, including $10.0 million available under its Revolving Credit Facility letter of credit sub-line.

The Company was in compliance with the covenants under the 2005 Credit Facility at March 31, 2006.

Credit Facility Amendment

On December 27, 2005, the Company amended certain terms, conditions and covenants contained in its 2005 Credit Facility (“Amendment No. 2”). Specifically, Amendment No. 2 permits the Company to use net proceeds from the issuance of qualified equity to repurchase its 12.75% Senior Discount Notes due March 2016 (the “Senior Discount Notes”) issued by Rural/Metro Corporation and/or its 9.875% Senior Subordinated Notes due March 2015 (the “Senior Subordinated Notes”) issued by Rural/Metro LLC and its subsidiary, Rural/Metro (Delaware) Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), and further allows the Company to use up to $10.0 million of cash on hand to purchase any remaining Senior Discount Notes in their entirety. Following any redemption of the Senior Discount Notes, the Company’s total leverage ratio may not exceed 4.0 to 1.0.

In addition, Amendment No. 2 modified the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow the Company flexibility to exercise an existing option to acquire a medical transportation services entity in Las Vegas, Nevada within the next two years. The purchase option first becomes exercisable in 2006 for a one-year period at a purchase price that is the greater of $12.0 million or 6.9 times the Las Vegas, Nevada entity’s EBITDA for the 12-month period preceding the purchase date.

Amendment No. 2 also modified certain other 2005 Credit Facility covenants including an increase in the permitted level of annual capital expenditures.

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

The formation of the Senior Subordinated Notes Issuers became effective as of the consummation of the financing transactions that were completed on March 4, 2005. Therefore, the condensed consolidating statement of operations for the three and nine months ended March 31, 2005 and the condensed consolidating statement of cash flows for the nine months ended March 31, 2005 consist solely of Rural/ Metro Corporation, the Senior Subordinated Notes Guarantors, the Non-Guarantor and related eliminations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919
Accounts receivable, net	—	—	—	76,485	6,134	—	82,619	—	82,619
Inventories	—	—	—	12,902	—	—	12,902	—	12,902
Deferred tax assets	—	—	—	16,109	—	—	16,109	—	16,109
Prepaid expenses and other	—	—	—	5,253	4	—	5,257	—	5,257

Total current assets	—	—	—	115,401	7,405	—	122,806	—	122,806

Property and equipment, net	—	—	—	45,468	205	—	45,673	—	45,673
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	66,383	—	—	66,383	—	66,383
Insurance deposits	—	—	—	5,734	—	—	5,734	—	5,734
Other assets	1,954	9,386	—	11,631	525	—	21,542	—	23,496
Due from (to) affiliates (1)	—	166,968	125,000	(164,162)	(2,806)	(125,000)	—	—	—
Due from (to) Parent	(43,191)	43,191	—	—	—	—	43,191	—	—
Rural/Metro LLC investment in subsidiaries	—	28,936	—	—	—	(28,936)	—	—	—
Parent Company investment in Rural/Metro LLC	3,715	—	—	—	—	—	—	(3,715)	—

Total assets	$(37,522)	$248,481	$125,000	$118,817	$5,329	$(153,936)	$343,691	$(3,715)	$302,454

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,550	$750	$—	$13,300	$—	$13,300
Accrued liabilities	—	7,766	—	30,861	365	—	38,992	—	38,992
Deferred revenue	—	—	—	20,374	—	—	20,374	—	20,374
Current portion of long-term debt	—	—	—	383	—	—	383	—	383

Total current liabilities	—	7,766	—	64,168	1,115	—	73,049	—	73,049

Long-term debt, net of current portion (1)	57,352	237,000	125,000	176	—	(125,000)	237,176	—	294,528
Other liabilities	—	—	—	27,644	—	—	27,644	—	27,644

Total liabilities	57,352	244,766	125,000	91,988	1,115	(125,000)	337,869	—	395,221

Minority interest	—	—	—	—	—	2,107	2,107	—	2,107

Stockholders’ equity (deficit):
Common stock	244	—	—	90	—	(90)	—	—	244
Additional paid-in capital	153,767	—	—	74,770	20	(74,790)	—	—	153,767
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(247,646)	—	—	(48,031)	4,194	43,837	—	—	(247,646)
Member equity	—	3,715	—	—	—	—	3,715	(3,715)	—

Total stockholders’ equity (deficit)	(94,874)	3,715	—	26,829	4,214	(31,043)	3,715	(3,715)	(94,874)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,522)	$248,481	$125,000	$118,817	$5,329	$(153,936)	$343,691	$(3,715)	$302,454

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$131,242	$12,648	$(5,973)	$137,917	$—	$137,917

Operating expenses:
Payroll and employee benefits	7	—	—	68,510	23	—	68,533	—	68,540
Provision for doubtful accounts	—	—	—	22,755	2,988	—	25,743	—	25,743
Depreciation and amortization	—	—	—	2,752	1	—	2,753	—	2,753
Other operating expenses	—	—	—	28,264	8,970	(5,973)	31,261	—	31,261
Loss on sale of assets	—	—	—	5	—	—	5	—	5

Total operating expenses	7	—	—	122,286	11,982	(5,973)	128,295	—	128,302

Operating income (loss)	(7)	—	—	8,956	666	—	9,622	—	9,615
Equity in earnings of subsidiaries	(2,256)	3,825	—	—	—	(3,825)	—	2,256	—
Interest expense	(1,779)	(6,081)	—	(34)	—	—	(6,115)	—	(7,894)
Interest income	—	—	—	94	6	—	100	—	100

Income (loss) from continuing operations before income taxes and minority interest	(4,042)	(2,256)	—	9,016	672	(3,825)	3,607	2,256	1,821
Income tax provision	—	—	—	(891)	—	—	(891)	—	(891)
Minority interest	—	—	—	—	—	(336)	(336)	—	(336)

Income (loss) from continuing operations	(4,042)	(2,256)	—	8,125	672	(4,161)	2,380	2,256	594
Loss from discontinued operations, net of income taxes	—	—	—	(4,636)	—	—	(4,636)	—	(4,636)

Net income (loss)	$(4,042)	$(2,256)	$—	$3,489	$672	$(4,161)	$(2,256)	$2,256	$(4,042)

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$121,574	$13,124	$(5,617)	$129,081	$—	$129,081

Operating expenses:
Payroll and employee benefits	—	—	—	65,203	1	—	65,204	—	65,204
Provision for doubtful accounts	—	—	—	17,054	3,792	—	20,846	—	20,846
Depreciation and amortization	—	—	—	2,632	—	—	2,632	—	2,632
Other operating expenses	—	—	—	26,383	9,197	(5,617)	29,963	—	29,963
Loss on sale of assets	—	—	—	31	—	—	31	—	31

Total operating expenses	—	—	—	111,303	12,990	(5,617)	118,676	—	118,676

Operating income	—	—	—	10,271	134	—	10,405	—	10,405
Equity in earnings of subsidiaries	10,455	4,392	—	—	—	(4,392)	—	(10,455)	—
Interest expense	(5,270)	(1,675)	—	(257)	—	—	(1,932)	—	(7,202)
Interest income	—	—	—	41	4	—	45	—	45
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income (loss) from continuing operations before
income taxes and minority interest	(2,985)	2,717	—	10,055	138	(4,392)	8,518	(10,455)	(4,922)
Income tax benefit	—	—	—	144	—	—	144	—	144
Minority interest	—	—	—	—	—	(68)	(68)	—	(68)

Income (loss) from continuing operations	(2,985)	2,717	—	10,199	138	(4,460)	8,594	(10,455)	(4,846)
Income from discontinued operations, net of income taxes	—	—	—	1,861	—	—	1,861	—	1,861

Net income (loss)	$(2,985)	$2,717	$—	$12,060	$138	$(4,460)	$10,455	$(10,455)	$(2,985)

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$388,878	$37,820	$(17,347)	$409,351	$—	$409,351

Operating expenses:
Payroll and employee benefits	23	—	—	201,211	57	—	201,268	—	201,291
Provision for doubtful accounts	—	—	—	63,785	9,348	—	73,133	—	73,133
Depreciation and amortization	—	—	—	8,278	3	—	8,281	—	8,281
Other operating expenses	—	—	—	81,019	27,131	(17,347)	90,803	—	90,803
Gain on sale of assets	—	—	—	(1,302)	—	—	(1,302)	—	(1,302)

Total operating expenses	23	—	—	352,991	36,539	(17,347)	372,183	—	372,206

Operating income (loss)	(23)	—	—	35,887	1,281	—	37,168	—	37,145
Equity in earnings of subsidiaries	7,556	25,408	—	—	—	(25,408)	—	(7,556)	—
Interest expense	(5,229)	(17,852)	—	(69)	—	—	(17,921)	—	(23,150)
Interest income	—	—	—	404	21	—	425	—	425

Income from continuing operations before income taxes and minority interest	2,304	7,556	—	36,222	1,302	(25,408)	19,672	(7,556)	14,420
Income tax provision	—	—	—	(6,759)	—	—	(6,759)	—	(6,759)
Minority interest	—	—	—	—	—	(651)	(651)	—	(651)

Income from continuing operations	2,304	7,556	—	29,463	1,302	(26,059)	12,262	(7,556)	7,010
Loss from discontinued operations, net of income taxes	—	—	—	(4,706)	—	—	(4,706)	—	(4,706)

Net income	$2,304	$7,556	$—	$24,757	$1,302	$(26,059)	$7,556	$(7,556)	$2,304

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$352,264	$36,796	$(17,450)	$371,610	$—	$371,610

Operating expenses:
Payroll and employee benefits	—	—	—	191,629	25	—	191,654	—	191,654
Provision for doubtful accounts	—	—	—	50,614	9,679	—	60,293	—	60,293
Depreciation and amortization	—	—	—	7,893	—	—	7,893	—	7,893
Other operating expenses	—	—	—	72,446	27,016	(17,450)	82,012	—	82,012
Loss on sale of assets	—	—	—	34	—	—	34	—	34

Total operating expenses	—	—	—	322,616	36,720	(17,450)	341,886	—	341,886

Operating income	—	—	—	29,648	76	—	29,724	—	29,724
Equity in earnings of subsidiaries	32,703	4,392	—	—	—	(4,392)	—	(32,703)	—
Interest expense	(20,044)	(1,675)	—	(314)	—	—	(1,989)	—	(22,033)
Interest income	—	—	—	215	6	—	221	—	221
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income from continuing operations before
income taxes and minority interest	4,489	2,717	—	29,549	82	(4,392)	27,956	(32,703)	(258)
Income tax provision	—	—	—	(166)	—	—	(166)	—	(166)
Minority interest	—	—	—	—	—	(40)	(40)	—	(40)

Income from continuing operations	4,489	2,717	—	29,383	82	(4,432)	27,750	(32,703)	(464)
Income from discontinued operations, net of income taxes	—	—	—	4,953	—	—	4,953	—	4,953

Net income	$4,489	$2,717	$—	$34,336	$82	$(4,432)	$32,703	$(32,703)	$4,489

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,304	$7,556	$—	$24,757	$1,302	$(26,059)	$7,556	$(7,556)	$2,304
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	70,178	9,348	—	79,526	—	79,526
Depreciation and amortization	—	—	—	8,503	3	—	8,506	—	8,506
Accretion of 12.75% Senior Discount Notes	5,077	—	—	—	—	—	—	—	5,077
Deferred income taxes	(810)	—	—	3,329	—	—	3,329	—	2,519
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	152	1,640	—	—	—	—	1,640	—	1,792
Gain on sale of property and equipment	—	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Goodwill impairment in discontinued operations	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	651	651	—	651
Stock based compensation	23	—	—	—	—	—	—	—	23
Changes in assets and liabilities—
Accounts receivable	—	—	—	(80,871)	(9,288)	—	(90,159)	—	(90,159)
Inventories	—	—	—	(159)	—	—	(159)	—	(159)
Prepaid expenses and other	—	67	—	4,123	2	—	4,192	—	4,192
Insurance deposits	—	—	—	3,303	—	—	3,303	—	3,303
Other assets	—	—	—	2,198	—	—	2,198	—	2,198
Accounts payable	—	—	—	(792)	(491)	—	(1,283)	—	(1,283)
Accrued liabilities	—	(2,854)	—	(214)	194	—	(2,874)	—	(2,874)
Deferred revenue	—	—	—	945	—	—	945	—	945
Other liabilities	—	—	—	1,543	—	—	1,543	—	1,543

Net cash provided by operating activities	6,746	6,409	—	34,136	1,070	(25,408)	16,207	(7,556)	15,397

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(42,700)	—	—	(42,700)	—	(42,700)
Sales of short-term investments	—	—	—	42,700	—	—	42,700	—	42,700
Capital expenditures	—	—	—	(12,666)	(205)	—	(12,871)	—	(12,871)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(11,107)	(205)	—	(11,312)	—	(11,312)

Cash flows from financing activities:
Repayment of debt	—	—	—	(17,141)	—	—	(17,141)	—	(17,141)
Issuance of common stock	632	—	—	—	—	—	—	—	632
Tax benefit from the exercise of stock options	810	—	—	—	—	—	—	—	810
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(8,188)	(6,564)	—	(18,267)	55	25,408	632	7,556	—

Net cash used in financing activities	(6,746)	(6,409)	—	(35,408)	(255)	25,408	(16,664)	7,556	(15,854)

Increase (decrease) in cash and cash equivalents	—	—	—	(12,379)	610	—	(11,769)	—	(11,769)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$4,489	$2,717	$—	$34,336	$82	$(4,432)	$32,703	$(32,703)	$4,489
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	54,922	9,679	—	64,601	—	64,601
Depreciation and amortization	—	—	—	8,762	—	—	8,762	—	8,762
Accretion of 12.75% Senior Discount Notes	480	—	—	—	—	—	—	—	480
Insurance adjustments	—	—	—	(636)	—	—	(636)	—	(636)
Amortization of deferred financing costs	15	1,917	—	—	—	—	1,917	—	1,932
Loss on sale of property and equipment	—	—	—	34	—	—	34	—	34
Earnings of minority shareholder	—	—	—	—	—	40	40	—	40
Non-cash portion of early extinguishment of debt	—	—	—	5,668	—	—	5,668	—	5,668
Amortization of debt discount	159	—	—	—	—	—	—	—	159
Tax benefit from the exercise of stock options	17	—	—	—	—	—	—	—	17
Changes in assets and liabilities—
Accounts receivable	—	—	—	(62,402)	(8,532)	—	(70,934)	—	(70,934)
Inventories	—	—	—	(120)	—	—	(120)	—	(120)
Prepaid expenses and other	—	—	—	2,240	1	—	2,241	—	2,241
Insurance deposits	—	—	—	2,888	—	—	2,888	—	2,888
Other assets	—	—	—	(2,164)	—	—	(2,164)	—	(2,164)
Accounts payable	—	—	—	(1,258)	(203)	—	(1,461)	—	(1,461)
Accrued liabilities	—	—	—	(5,002)	(22)	—	(5,024)	—	(5,024)
Deferred revenue	—	—	—	591	162	—	753	—	753
Other liabilities	—	—	—	(3,640)	—	—	(3,640)	—	(3,640)

Net cash provided by operating activities	5,160	4,634	—	34,219	1,167	(4,392)	35,628	(32,703)	8,085

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Capital expenditures	—	—	—	(10,327)	—	—	(10,327)	—	(10,327)
Proceeds from the sale of property and equipment	—	—	—	106	—	—	106	—	106

Net cash used in investing activities	—	—	—	(10,221)	—	—	(10,221)	—	(10,221)

Cash flows from financing activities:
Repayment of debt	—	—	—	(303,582)	—	—	(303,582)	—	(303,582)
Issuance of common stock	1,638	—	—	—	—	—	—	—	1,638
Issuance of debt	—	—	—	310,209	—	—	310,209	—	310,209
Cash paid for debt issuance costs	—	—	—	(11,838)	—	—	(11,838)	—	(11,838)
Due to/from affiliates	(6,798)	(4,634)	—	(24,697)	(966)	4,392	(25,905)	32,703	—

Net cash used in financing activities	(5,160)	(4,634)	—	(29,908)	(966)	4,392	(31,116)	32,703	(3,573)

Increase (decrease) in cash and cash equivalents	—	—	—	(5,910)	201	—	(5,709)	—	(5,709)
Cash and cash equivalents, beginning of period	—	—	—	15,942	430	—	16,372	—	16,372

Cash and cash equivalents, end of period	$—	$—	$—	$10,032	$631	$—	$10,663	$—	$10,663

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Income Taxes

In the fourth quarter of fiscal 2005, the Company released $86.4 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

The following table shows the components of the income tax (benefit) expense (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Current income tax expense/(benefit)	$163	$(126)	$796	$397
Deferred income tax expense/(benefit)	(1,925)	—	3,329	—

Total income tax expense/(benefit)	$(1,762)	$(126)	$4,125	$397

Continuing operations	$891	$(144)	$6,759	$166
Discontinued operations	(2,653)	18	(2,634)	231

Total income tax expense/(benefit)	$(1,762)	$(126)	$4,125	$397

The effective tax rate for the three and nine months ended March 31, 2006 for continuing operations was 48.9% and 46.9%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Company’s 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Cash payments for income taxes for the three and nine months ended March 31, 2006 were $0.2 million and $0.6 million, respectively, primarily consisting of federal alternative minimum taxes and state income taxes.

The effective tax rate for the three and nine months ended March 31, 2005 for continuing operations was 2.9% and (64.3%), respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of the Company’s net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. The Company received income tax refunds of $0.2 million and made income tax payments of $0.2 million and $0.5 million for the three and nine months ended March 31, 2005, respectively.

On February 3, 2006, the Company received notification from the Internal Revenue Service of its intention to examine the Company’s federal income tax return for the year ended June 30, 2004. Although the ultimate outcome is unknown, management believes that it has adequately provided for any potential adjustment that may arise from the current examination and that the final outcome will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

(6) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in (gain) loss on sale of assets in the consolidated statement of operations for the nine months ended March 31, 2006.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Net Income (Loss) Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Income (loss) from continuing operations	$594	$(4,846)	$7,010	$(464)
Average number of shares outstanding—Basic	24,407	23,019	24,323	22,406
Add: Incremental shares for dilutive effect of stock options	883	—	960	—

Average number of shares outstanding—Diluted	25,290	23,019	25,283	22,406

Income (loss) per share—basic	$0.02	$(0.21)	$0.29	$(0.02)

Income (loss) per share—diluted	$0.02	$(0.21)	$0.28	$(0.02)

Approximately 1.8 million and 1.4 million option shares were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2005 due to net losses from continuing operations during these periods.

Option shares with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted income per share. Such options totaled 1.1 million and 1.6 million for the three months ended March 31, 2006 and 2005, respectively, and 1.1 million and 2.0 million for the nine months ended March 31, 2006 and 2005, respectively.

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

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation and related services while the Company’s fire services are predominately centered in Segments B and C.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes segment net revenue from continuing operations and profit from continuing operations information (in thousands):

	Segment A	Segment B	Segment C		Segment D	Total
Three months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$27,986	$19,732	$40,141		$33,751	$121,610
Fire and other	793	5,360	10,012		142	16,307

Total net revenue	$28,779	$25,092	$50,153		$33,893	$137,917

Segment profit from continuing operations	$2,956	$1,423	$5,318		$2,671	$12,368

Three months ended March 31, 2005
Net revenues from continuing operations:
Medical transportation	$27,702	$19,983	$36,328		$29,767	$113,780
Fire and other	897	5,131	9,048		225	15,301

Total net revenue	$28,599	$25,114	$45,376		$29,992	$129,081

Segment profit from continuing operations	$3,019	$1,890	$6,462		$1,666	$13,037

Nine months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$84,347	$60,623	$116,822		$97,800	$359,592
Fire and other	2,723	16,068	30,634		334	49,759

Total net revenue	$87,070	$76,691	$147,456		$98,134	$409,351

Segment profit from continuing operations	$11,226	$7,257	$19,973	*	$6,970	$45,426

Nine months ended March 31, 2005
Net revenues from continuing operations:
Medical transportation	$82,798	$58,097	$98,982		$85,659	$325,536
Fire and other	2,632	15,609	26,635		1,198	46,074

Total net revenue	$85,430	$73,706	$125,617		$86,857	$371,610

Segment profit from continuing operations	$10,874	$5,771	$16,087		$4,885	$37,617

*	Segment C profit for the nine months ended March 31, 2006 includes a $1.3 million gain on the sale of real estate located in Arizona.

Note: The $8.2 million loss on early extinguishment of debt for the three and nine months ended March 31, 2005 is not included in segment profit as reported above, as this does not pertain to any of the Company’s individual reporting segments. This has been presented as a separate line item in the reconciliation below.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment profit from continuing operations to income from continuing operations before income taxes and minority interest is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Segment profit from continuing operations	$12,368	$13,037	$45,426	$37,617
Depreciation and amortization	(2,753)	(2,632)	(8,281)	(7,893)
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	45	425	221
Loss on early extinguishment of debt	—	(8,170)	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	$1,821	$(4,922)	$14,420	$(258)

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	March 31, 2006	June 30, 2005
Segment A	$14,504	$16,983
Segment B	18,759	16,615
Segment C	29,346	20,592
Segment D	20,010	17,796

Total segment assets	$82,619	$71,986

A reconciliation of segment assets to total assets is as follows (in thousands):

	March 31, 2006	June 30, 2005
Segment assets	$82,619	$71,986
Cash and cash equivalents	5,919	17,688
Inventories	12,902	12,743
Prepaid expenses and other	5,257	9,449
Property and equipment, net	45,673	41,402
Goodwill	38,362	39,344
Deferred tax assets	82,492	85,661
Insurance deposits	5,734	9,037
Other assets	23,496	26,818

Total assets	$302,454	$314,128

(9) Discontinued Operations

During the third quarter of fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company accrued $0.5 million of closure-

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related costs, primarily severance and lease termination charges and an additional $2.6 million in provisions for doubtful accounts. The financial results of this service area for the three and nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

Also during the third quarter of fiscal 2006, the Company recognized a $2.5 million charge related to an ongoing government investigation into certain of the Company’s former operations in the State of Texas. See Note 11, Commitments and Contingencies below for additional information. This charge has been included in income (loss) from discontinued operations for the three and nine months ended March 31, 2006.

During the second quarter of fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million in provisions for doubtful accounts. The financial results of this service area for the three and nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

The additional provisions for doubtful accounts in New Jersey and Augusta discussed above were recorded based upon the Company’s experience with declines in accounts receivable collections for discontinued operations subsequent to exiting service areas.

The results of service areas where the Company ceased operations during fiscal 2005 are included in income from discontinued operations in the statement of operations for the three and nine months ended March 31, 2005.

Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others which are expected to continue. These ongoing services and related costs will be redirected to support new markets or for the expansion of existing service areas. Net revenue and income (loss) from discontinued operations, net of income taxes, is shown by segment in the tables below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue:
Segment A	$(2)	$2,263	$4,089	$6,727
Segment B	2,868	6,187	11,658	17,630
Segment C	—	4,798	—	14,257
Segment D	—	2,942	—	8,869

Net revenue from discontinued operations	$2,866	$16,190	$15,747	$47,483

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Income (loss):
Segment A	$(16)	$248	$(451)	$603
Segment B	(3,031)	411	(2,666)	1,410
Segment C	—	953	—	2,015
Segment D	(1,589)	249	(1,589)	925

Income (loss) from discontinued operations, net of income taxes	$(4,636)	$1,861	$(4,706)	$4,953

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) from discontinued operations for the three months ended March 31, 2006 and 2005 is presented net of income tax benefit of $2.7 million and income tax provision of $18,000, respectively. Income (loss) from discontinued operations for the nine months ended March 31, 2006 and 2005 is presented net of income tax benefit of $2.6 million and income tax provision of $0.2 million, respectively.

(10) Defined Benefit Plan

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Service cost	$225	$191	$676	$622
Interest cost	11	—	33	—
Expected return on plan assets	(23)	(6)	(70)	(19)

Net periodic pension benefit cost	$213	$185	$639	$603

The following table presents the assumptions used in the determination of net periodic benefit cost for the three and nine months ended March 31, 2006 and 2005:

	2006	2005
Discount rate	5.00%	6.25%
Rate of increase in compensation levels	2.5%	4.0%
Expected long-term rate of return on assets	7.5%	7.5%

The Company contributed approximately $0.2 million and $0.3 million during the three months ended March 31, 2006 and 2005, respectively, and $0.8 million and $0.7 million during the nine months ended March 31, 2006 and 2005, respectively. The Company’s fiscal 2006 contributions are anticipated to approximate $1.0 million.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

As with other medical transport companies, the Company has provided certain discounts to healthcare facilities that the Company serves. The U.S. government is conducting an investigation into alleged discounts that the government believes were made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in the State of Texas. The Company believes that such alleged discounts complied with applicable law when they were provided. The Company is currently in negotiations with the government regarding a mutually agreeable settlement regarding these allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement may require the Company to make a substantial payment to the government and enter into a Corporate Integrity Agreement. Management believes that the $2.5 million charge recorded during the three months ended March 31, 2006 is adequate to cover any potential losses relating to this matter. If a settlement is not reached, the government has indicated that it will pursue further civil action. There can be no assurances that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

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

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Such reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $2.9 million as of March 31, 2006 and $0.9 million as of June 30, 2005 (including $0.5 million related to Sioux Falls paid during the second quarter 2006) are adequate based on information currently available.

(12) Subsequent Events

Unscheduled principal payment

On May 9, 2006, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during the fourth quarter of fiscal 2006.

Credit Facility Amendment No. 3

On May 5, 2006, the Company amended certain terms and conditions contained in its 2005 Credit Facility (“Amendment No. 3”). Specifically, Amendment No. 3 reduced the interest rate payable on the Company’s Term Loan B from LIBOR plus 2.50% to LIBOR plus 2.25%. Additionally, Amendment No. 3 reduced the interest rate payable on the Company’s Letter of Credit Facility from 2.50% to 2.25%. As permitted under the original Credit Facility Agreement, the Company also expanded its Letter of Credit Facility from $35.0 million to $45.0 million, which will be utilized towards continuing enhancement of the Company’s insurance programs.

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

This Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on November 14, 2005.

Executive Summary

We provide both emergency and non-emergency medical transportation services to approximately 350 communities in 23 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of March 31, 2006, we had approximately 95 exclusive contracts to provide 911 emergency medical transportation services and approximately 625 contracts to provide non-emergency medical transportation services.

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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge, (“net/net EMS APC”), average daily deposits (see further discussion in “Liquidity and Capital Resources”), days sales outstanding, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, see further discussion in “Liquidity and Capital Resources”) and medical transport volume, among others.

The following is a summary of certain key operating statistics. Medical transports and net/net EMS APC statistics have been adjusted to eliminate discontinued operations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Medical Transports(1)	263,157	260,373	783,142	751,512
Net/Net EMS APC(2)	$340	$332	$342	$327

(1)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.
(2)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.

For the last 12 months ended March 31, 2006, Average Days’ Sales Outstanding (“DSO”) increased from 44 days to 50 days. The 6 day increase is primarily due to our fiscal 2005 exit from fixed-fee contracts in Scottsdale, Arizona and Fort Worth, Texas, which contributed to a three-day increase in DSO, as well as a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we have experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. DSO is calculated using the average accounts receivable balance on a rolling 13-month average and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

Factors Affecting Our Operating Results

Our fiscal 2006 third quarter and year-to-date results reflect our continued focus on growing and strengthening our base of core operations. We continued our emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

We have observed the following trends and events that have had an impact on our financial condition and results of operations or are likely to have an impact on our financial condition and results of operations in the future.

Insurance Programs

Throughout fiscal 2006 we have continued to close worker’s compensation insurance-related claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives. Our efforts have given rise to favorable historical claims experience, which, in part, resulted in a $2.6 million reduction in our worker’s compensation claim reserves in the second quarter of fiscal 2006.

Income Taxes

In the fourth quarter of fiscal 2005, we released $86.4 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we are recognizing income tax expense, with minimal current cash payments, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. In addition, the income tax provision includes the impact of certain tax adjustments recorded discretely in the third quarter. See “Income Tax Provision” section of “Results of Operations” for further discussion.

Gain on Sale of Real Estate

On August 19, 2005, we sold real estate in Arizona for cash proceeds of $1.6 million resulting in a pre-tax gain of $1.3 million for the nine months ended March 31, 2006.

Discontinued Operations

During fiscal 2006, we discontinued all medical transportation services provided in the State of New Jersey and Augusta, Georgia. The results of operations for these service areas have been included in income (loss) from discontinued operations. See “Results of Operations—Discontinued Operations” for further discussion.

Contract Activity

New Contracts

Contract activities through March 31, 2006 include our new five-year contract for exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon, which became effective July 1, 2005. We also commenced our new two-year contract as the exclusive emergency and non-emergency medical transportation services provider for the City of Roswell, New Mexico and surrounding Chaves County on July 1, 2005. We estimate that these new contracts will generate annual net revenue of approximately $5.8 million and $1.8 million, respectively, from emergency and non-emergency medical transportation services.

New contracts also included a new three-year contract that commenced September 10, 2005 to assume all non-emergency medical transportation services from Orlando Regional Healthcare System, one of Central Florida’s largest healthcare providers. Our contract enabled us to acquire Orlando Regional’s existing fleet of ambulances and hire all eligible medical personnel. We estimate that this new contract will generate annual net revenue of approximately $4.7 million from non-emergency medical transportation services.

During the second quarter of fiscal 2006, we were awarded an exclusive contract to provide emergency medical transportation services in Salt Lake City, Utah. The contract, which commenced on April 3, 2006, has an initial four-year term, followed by two four-year renewal periods and is expected to generate annual net revenue of approximately $5.5 million from emergency medical transportation services.

Contract Renewals

Material contract renewals awarded through March 31, 2006 included a two-year renewal of our long standing contract as the 911 medical transportation services provider in Aurora, Colorado, a five-year renewal of our contract to provide 911 medical transportation services in Blount County, Tennessee, a three-year extension to continue as the exclusive 911 emergency medical transportation provider in Knox County, Tennessee, a five-year renewal contract to continue providing exclusive emergency and non-emergency ambulance services in Louden County, Tennessee, a one-year contract renewal to continue as the exclusive provider of 911 emergency ambulance services in Youngstown, Ohio and a two-year option renewal to continue to provide exclusive 911 emergency medical transportation services in the City of Rochester, New York. These contracts generated combined net revenue totaling approximately $53.8 million during fiscal 2005.

Contract Non-Renewals

In an effort to strengthen our base of core operations, we often perform periodic financial reviews of contracts for profitability. Based upon such a review, we made a strategic decision to exit our Augusta, Georgia 911 emergency medical services contract upon its expiration on December 31, 2005. This contract generated approximately $8.9 million and $0.8 million in net revenue and income from discontinued operations, respectively, during fiscal 2005. Net income excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others.

During the second quarter of fiscal 2006, in a competitive bidding process we were not selected to continue as the 911 emergency medical transportation provider to the City of Scottsdale, Arizona. Our services contract ended on February 17, 2006; however, due to our continuing involvement in the City of Scottsdale’s non-emergency medical transportation services market and our role as the back-up 911 emergency medical transportation provider, this service area remains a continuing operation. This contract generated approximately $6.0 million and ($0.4) million in net revenue and loss from continuing operations, respectively, during fiscal 2005.

Our exclusive 911 emergency medical services contract with the City of Chandler, Arizona expired on December 17, 2005. Prior to the expiration, we were notified by the Chandler City Council that it had voted to continue our services in approximately half of the City. This contract, in its entirety, generated approximately $5.2 million and $0.4 million in net revenue and income from continuing operations, respectively, during fiscal 2005. As a result of this change, we have re-deployed certain of our emergency medical transportation resources to expand our non-emergency medical transportation market share.

New Accounting Standards

SFAS 123R

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. As a result of the adoption, we recognized approximately $7,000 and $23,000 of stock based compensation expense in the statement of operations for the three and nine months ended March 31, 2006, respectively. See Note 2 to the consolidated financial statements for additional information.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in-capital pool as prescribed by SFAS 123(R), or elect to use the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP. We are currently evaluating the available transition alternatives and have until November 2006, which is one year from the effective date of the FSP, to finalize our one-time election.

Results of Operations

Consolidated Statement of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

(In Thousands, Except Per Share Amounts):

	2006	% of Net Revenue	2005	% of Net Revenue	$ Change	% Change
Net revenue	$137,917	100.0%	$129,081	100.0%	$8,836	6.8%

Operating expenses:
Payroll and employee benefits	68,540	49.7%	65,204	50.5%	3,336	5.1%
Provision for doubtful accounts	25,743	18.7%	20,846	16.1%	4,897	23.5%
Depreciation and amortization	2,753	2.0%	2,632	2.0%	121	4.6%
Other operating expenses	31,261	22.7%	29,963	23.2%	1,298	4.3%
Loss on sale of assets	5	—	31	—	(26)	(83.9%)

Total operating expenses	128,302	93.0%	118,676	91.9%	9,626	8.1%

Operating income	9,615	7.0%	10,405	8.1%	(790)	(7.6%)
Interest expense	(7,894)	(5.7%)	(7,202)	(5.6%)	(692)	9.6%
Interest income	100	0.1%	45	—	55	#
Loss on early extinguishment of debt	—	—	(8,170)	(6.3%)	8,170	(100.0%)

Income (loss) from continuing operations before income taxes and minority interest	1,821	1.3%	(4,922)	(3.8%)	6,743	#
Income tax (provision) benefit	(891)	(0.6%)	144	0.1%	(1,035)	#
Minority interest	(336)	(0.2%)	(68)	(0.1%)	(268)	#

Income (loss) from continuing operations	594	0.4%	(4,846)	(3.8%)	5,440	#
Income (loss) from discontinued operations, net of income taxes	(4,636)	(3.4%)	1,861	1.4%	(6,497)	#

Net loss	$(4,042)	(2.9%)	$(2,985)	(2.3%)	$(1,057)	35.4%

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.02		$(0.21)		$0.23
Income (loss) from discontinued operations	(0.19)		0.08		(0.27)

Net loss	$(0.17)		$(0.13)		$(0.04)

Diluted—
Income (loss) from continuing operations	$0.02		$(0.21)		$0.23
Income (loss) from discontinued operations	(0.18)		0.08		(0.26)

Net loss	$(0.16)		$(0.13)		$(0.03)

Average number of common shares outstanding—Basic	24,407		23,019		1,388

Average number of common shares outstanding—Diluted	25,290		23,019		2,271

Net revenue growth of $8.8 million, or 6.8 percent, resulted from a $7.8 million, or 6.9 percent increase in medical transportation and related services revenue and a $1.0 million, or 6.6 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 110 basis points higher for the three months ended March 31, 2006 compared to the prior period primarily due to a 260 basis point increase in provision for doubtful accounts as a percentage of net revenue, partially offset by an 80 basis point reduction in payroll and employee benefits and a 50 basis point decline in other operating expenses, both as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share for the three months ended March 31, 2006 includes an increase in the average number of diluted shares outstanding during the period from 23.0 million shares at March 31, 2005 to 25.3 million shares at March 31, 2006 due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options which were in the money at the end of the period.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
			$	%
	2006	2005	Change	Change
Medical transportation and related services	$121,610	$113,780	$7,830	6.9%
Fire and other services	16,307	15,301	1,006	6.6%

Total net revenue	$137,917	$129,081	$8,836	6.8%

Medical Transportation and Related Services

Approximately $4.9 million of the increase in medical transportation and related services revenue is due to an increase in rates and approximately $2.9 million is due to an increase in the number of transports. Same service area revenue accounted for $4.4 million of the increase, while the remaining $3.4 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Roswell, New Mexico and the Orlando Regional Medical Center.

A comparison of transports is included in table below:

	Three Months Ended March 31,
	2006	2005	Transport Change	% Change
Medical transportation	263,157	260,373	2,784	1.1%
Alternative transportation	21,728	17,436	4,292	24.6%

Total transports from continuing operations	284,885	277,809	7,076	2.5%

Medical transports in areas that we served in both three months ended March 31, 2006 and 2005 decreased by approximately 5,400 transports, while medical transports related to new contracts in Salem, Oregon, Roswell, New Mexico and the Orlando Regional Medical Center totaled approximately 8,200 for the three months ended March 31, 2006. The 24.6% increase in transports for our alternative transportation services business can be directly attributed to growth in our non-emergency medical transportation business.

Consolidated net/net EMS APC for the three months ended March 31, 2006 was $340 compared to $332 for the three months ended March 31, 2005. The 2.4 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $64.9 million and $56.6 million for the three months ended March 31, 2006 and 2005, respectively. Such discounts represented 35.8 percent and 34.4 percent of gross medical transportation and alternative transportation fees for the three months ended March 31, 2006 and 2005, respectively. The increase of 140 basis points is primarily a result of rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.1 million, or 11.1 percent, of which $0.6 million was related to higher subscription rates and $0.5 million was related to an increase in the number of subscribers. Additionally, master fire fees increased by $0.3 million due to increases in various master fire contract rates and other revenue decreased $0.4 million due to a decline in home healthcare revenues.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity, including higher salary expense of $1.1 million related to the impact of new service areas in Salem, Oregon, Roswell, New Mexico and the new Orlando Regional Medical Center contract, a $0.7 million increase in health insurance expense and general wage rate increases. These increases were partially offset by a $2.3 million reduction in management incentive pay primarily due to one-time bonuses paid in fiscal 2005 associated with the refinancing transaction.

Payroll and employee benefits as a percentage of net revenue decreased primarily due to the reduction in management incentive pay described above.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of total net revenue was 18.7 percent and 16.1 percent for the three months ended March 31, 2006 and 2005, respectively. As a percentage of net medical transportation and related services revenue, the provision was 22.3 percent and 19.3 percent for the three months ended March 31, 2006 and 2005, respectively. The increase in the provision is primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients.

Our bad debt reserve methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used in the determination of current anticipated collection percentages that are applied to gross revenues in calculating net revenue and the provision for doubtful accounts. We believe this change in collection patterns is short-term in nature, however, in accordance with our provisioning methodology, we recorded additional reserves until such time that subsequent receipts reflect improved collections results.

Other Operating Expenses

The increase in other operating expenses was due to higher professional fees of $0.6 million primarily associated with market share protection efforts in our Arizona markets, a $0.6 million increase in fuel expense driven by an overall increase in the cost of fuel, higher contractual service and management fees totaling $0.5 million related to the increased number of transports and increases in other miscellaneous operating expenses, none of which was individually significant. These increases were partially offset by a $0.8 million decrease in general liability insurance costs resulting from favorable historical claims experience in recent years and a $0.6 million decrease in costs associated with our joint venture with the City of San Diego primarily due to insurance savings realized when the policy was transferred from the Company to the City.

Interest Expense

The increase in interest expense is primarily due to a higher average effective interest rate including a $1.2 million increase in non-cash interest expense related to the accretion of our 12.75% Senior Discount Notes.

Loss on Early Extinguishment of Debt

In connection with the fiscal 2005 debt refinancing transaction, we recorded $8.2 million of debt extinguishment costs in the three months ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $86.4 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required. Deferred income tax benefit recognized during the three months ended March 31, 2006 was $1.9 million.

During the three months ended March 31, 2006, we recorded a $0.9 million income tax provision related to continuing operations, including the previously mentioned deferred income tax benefit of $1.9 million, resulting in an effective tax rate of 48.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Additionally, during the three months ended March 31, 2006 recorded a $2.7 million income tax benefit related to discontinued operations. Cash payments for income taxes for the three months ended March 31, 2006 were $0.2 million, primarily consisting of federal alternative minimum taxes and state income taxes.

During the three months ended March 31, 2005, we recorded a $0.1 million income tax benefit, resulting in an effective tax rate of 2.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. We also recorded $18,000 in income tax provisions related to discontinued operations during the three months ended March 31, 2005. We received income tax refunds of $0.2 million and made income tax payments of $0.2 million during the three months ended March 31, 2005.

Discontinued Operations

During the third quarter of fiscal 2006, we discontinued all medical transportation services provided in the State of New Jersey. We based this decision on our predominate share of non-emergency medical transportation services business, and the limited future potential to obtain 911 emergency transportation contracts in that specific area. The financial results of this service area for the three and nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations. Additionally, the results of operations for service areas where we have ceased operations prior to January 1, 2006 have been included in income (loss) from discontinued operations for the three months ended March 31, 2005.

For the three months ended March 31, 2006 and 2005, net revenue associated with discontinued service areas totaled $2.9 million and $16.2 million, respectively. Net loss from discontinued operations for the three months ended March 31, 2006 was $4.6 million, which includes an income tax benefit of $2.7 million. Net income from discontinued operations for the three months ended March 31, 2005 was $1.9 million, which includes no income tax provision. A net loss was generated during the current period due to the accrual of $0.5 million of closure-related costs, primarily severance and lease termination charges, an additional $2.6 million in provision for doubtful accounts and a $1.0 million goodwill write-off. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Also during the third quarter of fiscal 2006, we recorded an accrual of $2.5 million related to an ongoing government investigation into certain of our former operations in the State of Texas. See Note 11 to the Consolidated Financial Statements for additional information. This charge has been included in income (loss) from discontinued operations for the three months ended March 31, 2006.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Segments

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

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire)

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

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

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$27,986	$27,702	$284	1.0%
Other services	793	897	(104)	(11.6%)

Total net revenue	$28,779	$28,599	$180	0.6%

Segment profit	$2,956	$3,019	$(63)	(2.1%)

Operating margin	10.3%	10.6%

Medical transports	71,466	75,571	(4,105)	(5.4%)

Net/net EMS APC	$302	$292	$10	3.4%

Medical transportation rate increases contributed to a $1.8 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $1.5 million decrease in net medical transportation revenue. The decrease in transports can be attributed to increased competition in certain areas and reduced call volume.

The 30 basis point decline in operating margin is primarily due to a 220 basis point increase in the provision for doubtful accounts as a percentage of net revenue and a $0.4 million increase in general liability insurance. These increases are partially offset by a 190 basis point reduction in payroll-related expense as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 51.1 percent in the third quarter of fiscal 2005 to 49.2 percent in the third quarter of fiscal 2006 primarily due to reductions in headcount, health insurance costs and workers’ compensation expense partially offset by increased overtime. Provision for doubtful accounts as a percentage of net revenue increased from 14.0 percent in the third quarter of fiscal 2005 to 16.2 percent in the third quarter of fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Other operating expenses as a percentage of revenue grew from 18.5 percent in the third quarter of fiscal 2005 to 19.9 percent in the third quarter of fiscal 2006 primarily driven by $0.4 million increase in general liability insurance costs and a $0.1 million increase in fuel costs, partially offset by declines in vehicle maintenance expense and operating supplies.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$19,732	$19,983	$(251)	(1.3%)
Fire and other services	5,360	5,131	229	4.5%

Total net revenue	$25,092	$25,114	$(22)	(0.1%)

Segment profit	$1,423	$1,890	$(467)	(24.7%)

Operating margin	5.7%	7.5%

Medical transports	58,449	60,549	(2,100)	(3.5%)

Net/net EMS APC	$246	$260	$(14)	(5.4%)

Fire subscriptions at period end	34,870	35,196	(326)	(0.9%)

Medical transportation rate increases contributed to a $0.4 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.7 million decrease in net medical transportation revenue. The decline in medical transports was primarily due to greater competition in certain markets. The net decrease in medical transportation and related service revenue was partially offset by higher master fire contract fees and fire subscription rates despite a slight decline in the number of fire subscriptions.

The 180 basis point decrease in operating margin is primarily due to a 3.5% decrease in medical transports and increased payroll related expenses and provision for doubtful accounts, both as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 52.0 percent in the third quarter of fiscal 2005 to 53.4 percent in the third quarter of fiscal 2006 primarily due to increases in overtime and temporary staffing wages partially offset by decreased worker’s compensation expense. Provision for doubtful accounts as a percentage of net revenue increased from 13.0 percent in the third quarter of fiscal 2005 to 17.2 percent for the third quarter of fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Other operating expenses as a percentage of revenue declined from 20.7 percent in the third quarter of fiscal 2005 to 18.9 percent in the third quarter of fiscal 2006 primarily driven by a $0.3 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$40,141	$36,328	$3,813	10.5%
Fire and other services	10,012	9,048	964	10.7%

Total net revenue	$50,153	$45,376	$4,777	10.5%

Segment profit	$5,318	$6,462	$(1,144)	(17.7%)

Operating margin	10.6%	14.2%

Medical transports	67,005	63,708	3,297	5.2%

Net/net EMS APC	$493	$481	$12	2.5%

Fire subscriptions at period end	82,373	76,895	5,478	7.1%

Approximately $1.9 million of the increase in net medical transportation revenue is a result of a greater number of medical transports including our new service area in Roswell, New Mexico and approximately $1.9 million is a result of an increase in rates. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 1,200 additional transports during the third quarter of fiscal 2006. The increase in fire and other services revenue is primarily due to 7.1% growth in the number of fire subscriptions and higher fire subscription rates.

Operating margins deteriorated primarily as a result of higher payroll-related expense, provision for doubtful accounts and other operating costs, all as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 47.0 percent in the third quarter of fiscal 2005 to 49.8 percent in the third quarter of fiscal 2006 primarily due to increased overtime, fill-in and temporary staffing expense to support the increase in transports. Provision for doubtful accounts as a percentage of net revenue increased from 11.3 percent in the third quarter of fiscal 2005 to 12.4 percent in the third quarter of fiscal 2006 primarily due to an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. Other operating expenses as a percentage of revenue increased from 21.4 percent in the third quarter of fiscal 2005 to 23.0 percent in the third quarter of fiscal 2006 primarily driven by a $0.4 million increase in vehicle maintenance costs associated with a greater number of vehicles and a $0.3 million increase in professional fees associated with contract negotiations, partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$33,751	$29,767	$3,984	13.4%
Other services	142	225	(83)	(36.9%)

Total net revenue	$33,893	$29,992	$3,901	13.0%

Segment profit	$2,671	$1,666	$1,005	60.3%

Operating margin	7.9%	5.6%

Medical transports	66,237	60,545	5,692	9.4%

Net/net EMS APC	$311	$298	$13	4.4%

The increase in Segment D’s net revenue is primarily due to 9.4 percent growth in the number of transports combined with medical transportation rate increases. Approximately $2.8 million of the increase in net medical transportation revenue was due to a greater number of medical transports while the remainder was due to higher rates. Our new service area in Salem, Oregon and the new Orlando Regional Medical Center contract resulted in approximately 2,800 and 4,200 additional transports, respectively, for the three months ended March 31, 2006. The decline in same service area transports is primarily due to lower interfacility transports, specifically in the Seattle and San Diego markets.

The increase in Segment D’s profit was primarily due to a substantial improvement in operating margins driven by a reduction in other operating expenses as a percentage of net revenue, partially offset by an increase in the provision for doubtful accounts as a percentage of net revenue. The new Orlando Regional Medical Center contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll related expense as a percentage of net revenue increased from 36.9 percent in the third quarter of fiscal 2005 to 37.0 percent in the third quarter of fiscal 2006 primarily due to increased general wage expense and overtime to support the increase in medical transports. Provision for doubtful accounts as a percentage of net revenue increased from 28.4 percent in the third quarter of fiscal 2005 to 29.9 percent in the third quarter of fiscal 2006 primarily due to a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue decreased from 25.9 percent in the third quarter of fiscal 2005 to 22.5 percent in the third quarter of fiscal 2006 primarily driven by a $0.2 million decrease in general liability insurance costs, half of which relates to switching to the City of San Diego’s general liability insurance policy, and decreases in other miscellaneous operating costs, none of which were individually significant. These declines were partially offset by a $0.4 million increase in first-responder fees and a $0.2 million increase in fuel expense due to increases in the cost per gallon of fuel.

The increase in net/net EMS APC can primarily be attributed to rate increases in certain markets and the Orlando Regional Medical Center economies of scale as discussed above.

Consolidated Statement of Operations

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

(In Thousands, Except Per Share Amounts):

	2006	% of Net Revenue	2005	% of Net Revenue	$ Change	% Change
Net revenue	$409,351	100.0%	$371,610	100.0%	$37,741	10.2%

Operating expenses:
Payroll and employee benefits	201,291	49.2%	191,654	51.6%	9,637	5.0%
Provision for doubtful accounts	73,133	17.9%	60,293	16.2%	12,840	21.3%
Depreciation and amortization	8,281	2.0%	7,893	2.1%	388	4.9%
Other operating expenses	90,803	22.2%	82,012	22.1%	8,791	10.7%
(Gain) loss on sale of assets	(1,302)	(0.3%)	34	—	(1,336)	#

Total operating expenses	372,206	90.9%	341,886	92.0%	30,320	8.9%

Operating income	37,145	9.1%	29,724	8.0%	7,421	25.0%
Interest expense	(23,150)	(5.7%)	(22,033)	(5.9%)	(1,117)	5.1%
Interest income	425	0.1%	221	0.1%	204	92.3%
Loss on early extinguishment of debt	—	—	(8,170)	(2.2%)	8,170	(100.0%)

Income (loss) from continuing operations before income taxes and minority interest	14,420	3.5%	(258)	(0.1%)	14,678	#
Income tax provision	(6,759)	(1.7%)	(166)	—	(6,593)	#
Minority interest	(651)	(0.2%)	(40)	—	(611)	#

Income (loss) from continuing operations	7,010	1.7%	(464)	(0.1%)	7,474	#
Income (loss) from discontinued operations, net of income taxes	(4,706)	(1.1%)	4,953	1.3%	(9,659)	#

Net income	$2,304	0.6%	$4,489	1.2%	$(2,185)	(48.7%)

Income (loss) per share
Basic—
Income (loss) from continuing operations	$0.29		$(0.02)		$0.31
Income (loss) from discontinued operations	(0.20)		0.22		(0.42)

Net income	$0.09		$0.20		$(0.11)

Diluted—
Income (loss) from continuing operations	$0.28		$(0.02)		$0.30
Income (loss) from discontinued operations	(0.19)		0.22		(0.41)

Net income	$0.09		$0.20		$(0.11)

Average number of common shares outstanding—Basic	24,323		22,406		1,917

Average number of common shares outstanding—Diluted	25,283		22,406		2,877

Note > Variances over 100% not displayed.

Net revenue growth of $37.7 million or 10.2 percent is primarily a result of a $34.1 million or 10.5 percent increase in medical transportation and related services revenue.

As a percentage of net revenue, operating expenses were 100 basis points lower for the nine months ended March 31, 2006 compared to the prior period primarily due to a 240 basis point decline in payroll and employee benefits as a percentage of net revenue partially offset by a 170 basis point increase in provision for doubtful accounts as a percentage of net revenue. Additionally, the recognition of a $1.3 million pre-tax gain from the sale of real estate in Arizona in the first quarter of fiscal 2006 resulted in a 30 basis point decrease in total operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share for the nine months ended March 31, 2006 includes a $1.3 million pretax gain on the sale of real estate in Arizona and an increase in the average number of diluted shares outstanding during the period from 22.4 million shares at March 31, 2005 to 25.3 million shares at March 31, 2006. The increase in the average number of shares outstanding is due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options that were in the money at the end of the period.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
			$	%
	2006	2005	Change	Change
Medical transportation and related services	$359,592	$325,536	$34,056	10.5%
Fire and other services	49,759	46,074	3,685	8.0%

Total net revenue	$409,351	$371,610	$37,741	10.2%

Medical Transportation and Related Services

Approximately $17.8 million of the increase in medical transportation and related services revenue is due to an increase in rates and approximately $16.3 million is due to an increase in the number of transports. Same service area revenue accounted for $25.0 million of the increase, while the remaining $9.1 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the Orlando Regional Medical Center.

A comparison of transports is included in the table below:

	Nine Months Ended March 31,
			Transport	%
	2006	2005	Change	Change
Medical transportation	783,142	751,512	31,630	4.2%
Alternative transportation	59,633	51,136	8,497	16.6%

Total transports from continuing operations	842,775	802,648	40,127	5.0%

Medical transports in areas that we served in both nine months ended March 31, 2006 and 2005 increased by approximately 10,300 transports, or 1.4 percent, as a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Additionally, medical transports related to new contracts in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the Orlando Regional Medical Center totaled approximately 21,300 for the nine months ended March 31, 2006. The 16.6% increase in transports for our alternative transportation services business can be directly attributed to growth in our non-emergency medical transportation business.

Consolidated net/net EMS APC for the nine months ended March 31, 2006 was $342 compared to $327 for the nine months ended March 31, 2005. The 4.6 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in selected markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $185.0 million and $158.2 million for the nine months ended March 31, 2006 and 2005, respectively. Such discounts represented 35.0 percent and 33.9 percent of gross medical transportation and alternative transportation fees for the nine months ended March 31, 2006 and 2005, respectively. The increase of 110 basis points is primarily a result of a rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $3.1 million, or 10.7 percent, of which $1.8 million was related to higher subscription rates and $1.3 million was related to an increase in the number of subscribers. Master fire fees increased by $1.0 million due to increases in various master fire contract rates, and other revenue decreased by $0.8 million primarily due to decreases in home health care revenue and one-time consulting fees recognized during the first quarter of fiscal 2005 partially offset by revenue associated with Hurricanes Rita and Katrina relief efforts recognized during the second quarter of fiscal 2006.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity, including higher salary expense of $3.8 million related to the impact of new service areas in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the new Orlando Regional Medical Center contract and general wage rate increases. These increases were partially offset by a $2.6 million reduction in workers’ compensation expense in the second quarter of fiscal 2006 due to improved claims history and continuing overall favorable insurance trends and a $1.4 million decline in management incentive expense due in part to one-time bonuses of $1.8 million paid during the third quarter of fiscal 2005 associated with our debt refinancing activities.

Payroll and employee benefits as a percentage of net revenue decreased primarily due to the reduction in worker’s compensation expense described above.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of total net revenue was 17.9 percent and 16.2 percent for the nine months ended March 31, 2006 and 2005, respectively. As a percentage of net medical transportation and related services revenue, the provision was 21.3 percent and 19.6 percent for the nine months ended March 31, 2006 and 2005, respectively. The increase in the provision is primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients.

Our bad debt reserve methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used in the determination of current anticipated collection percentages that are applied to gross revenues in calculating net revenue and the provision for doubtful accounts. We believe this change in collection patterns is short-term in nature, however, in accordance with our provisioning methodology, we recorded additional reserves until such time that subsequent receipts reflect improved collections results.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2006 and 2005, partially offset by a $0.4 million write-off of a non-compete covenant in the prior year.

Other Operating Expenses

The increase in other operating expenses was principally due to higher professional fees of $3.8 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act, a one-time $0.5 million fee paid during the second quarter of fiscal 2006 related to an amendment of our credit facility and higher professional fees associated with market share protection efforts in our Arizona markets. Additional increases include a $2.1 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher contractual service and management fees totaling $1.8 million related to the increased number of transports, and increases in other miscellaneous operating expenses, none of which were individually significant. These increases were partially offset by a $2.9 million reduction in general liability insurance costs resulting from favorable historical claims experience in recent years.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense is primarily due to a higher average effective interest rate including a $4.6 million increase in non-cash interest expense related to the accretion of our 12.75% Senior Discount Notes, partially offset by interest savings related to inception-to-date unscheduled Term Loan B principal payments totaling $23.0 million through March 31, 2006.

Loss on Early Extinguishment of Debt

In connection with the fiscal 2005 debt refinancing transaction, we recorded $8.2 million of debt extinguishment costs in the nine months ended March 31, 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $86.4 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required. Deferred income tax expense recognized during the nine months ended March 31, 2006 was $3.3 million.

During the nine months ended March 31, 2006, we recorded a $6.8 million income tax provision related to continuing operations, including the previously mentioned deferred income taxes of $3.3 million, resulting in an effective tax rate of 46.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Additionally, during the nine months ended March 31, 2006, we recorded a $2.6 million income tax benefit related to discontinued operations. Cash payments for income taxes for the nine months ended March 31, 2006 were $0.6 million and consisted primarily of federal alternative minimum taxes and state income taxes.

During the nine months ended March 31, 2005, we recorded a $0.2 million income tax provision, resulting in an effective tax rate of (64.3%). This rate differs from the federal statutory rate of 35.0% primarily as a result of the release of valuation allowances relating to the utilization of a portion of our net operating loss carryforwards partially offset by federal alternative minimum taxes and state income taxes. The Company made income tax payments of $0.5 million during the nine months ended March 31, 2005.

Discontinued Operations

During the third quarter of fiscal 2006, we discontinued all medical transportation services provided in the State of New Jersey. We based this decision on the fact that our business primarily consisted of non-emergency medical transportation services and the limited future potential to obtain 911 emergency transportation contracts in that specific area. The financial results of this service area for the nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

Effective December 31, 2005 we ceased operating in the City of Augusta, Georgia upon expiration of our exclusive contract to provide medical transportation services to that area. We elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to us. The financial results of this service area for the nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

Additionally, the results of operations for service areas where we have ceased operations during fiscal 2005 have been included in income (loss) from discontinued operations for the nine months ended March 31, 2005.

For the nine months ended March 31, 2006 and 2005, net revenue associated with these discontinued service areas totaled $15.7 million and $47.5 million, respectively. Net loss from discontinued operations for the nine months ended March 31, 2006 was $4.7 million, which includes an income tax benefit of $2.6 million. Net income for the nine months ended March 31, 2005 was $5.0 million, which includes an income tax provision of $0.2 million. A net loss was generated during the current period due to the accrual of $0.9 million of closure-related costs, primarily severance and lease termination charges, an additional $3.4 million in provision for doubtful accounts and a $1.0 million goodwill write-off related to the closure of the New Jersey operation. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Net income from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Also during the third quarter of fiscal 2006, we recorded an accrual of $2.5 million related to an ongoing government investigation into certain of our former operations in the State of Texas. See Note 11 to the Consolidated Financial Statements for additional information. This charge has been included in income (loss) from discontinued operations for the nine months ended March 31, 2006.

Nine months Ended March 31, 2006 Compared to Nine months Ended March 31, 2005—Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Nine Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$84,347	$82,798	$1,549	1.9%
Other services	2,723	2,632	91	3.5%

Total net revenue	$87,070	$85,430	$1,640	1.9%

Segment profit	$11,226	$10,874	$352	3.2%

Operating margin	12.9%	12.7%

Medical transports	216,463	220,898	(4,435)	(2.0%)

Net/net EMS APC	$302	$296	$6	2.0%

Medical transportation rate increases contributed to a $3.2 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $1.7 million decrease in net medical transportation revenue. Segment A’s net revenue increased primarily as a result of a change in payer mix in certain markets. The entire decrease in transports can be attributed to third quarter fiscal 2006 activity due to increased competition in certain areas and reduced call volume.

Operating margins improved principally due to lower payroll-related costs as a percentage of net revenue partially offset by higher provisions for doubtful accounts and other operating expenses, both as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 51.6 percent during the nine months ended March 31, 2005 to 49.1 percent during the nine months ended March 31, 2006 primarily due to reductions in temporary staffing, health insurance costs and workers’ compensation expense partially offset by higher training wages. Provision for doubtful accounts as a percentage of net revenue increased from 14.1 percent during the nine months ended March 31, 2005 to 16.0 percent during the nine months ended March 31, 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Other operating expenses as a percentage of revenue grew from 17.0 percent during the nine months ended March 31, 2005 to 18.3 percent during the nine months ended March 31, 2006 primarily driven by a $1.1 million increase in general liability insurance costs and a $0.5 million increase in fuel costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Nine Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$60,623	$58,097	$2,526	4.3%
Fire and other services	16,068	15,609	459	2.9%

Total net revenue	$76,691	$73,706	$2,985	4.0%

Segment profit	$7,257	$5,771	$1,486	25.7%
Operating margin	9.5%	7.8%
Medical transports	175,511	175,887	(376)	(0.2%)
Net/net EMS APC	$257	$256	$1	0.4%
Fire subscriptions at period end	34,870	35,196	(326)	(0.9%)

Medical transportation rate increases contributed to a $2.6 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.1 million decrease in net medical transportation revenue. Higher master fire contract fees and fire subscription rates also contributed to net revenue growth despite a slight decline in the number of fire subscriptions.

Operating margins increased due to operational efficiencies, primarily lower payroll related costs and other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 53.1 percent during the nine months ended March 31, 2005 to 52.3 percent during the nine months ended March 31, 2006 primarily due to a $0.4 million reduction in workers’ compensation expense partially offset by higher scheduled overtime and fill-in wages. Provision for doubtful accounts as a percentage of net revenue increased from 13.7 percent during the nine months ended March 31, 2005 to 16.1 percent during the nine months ended March 31, 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations and an increase in private pay patients with lower receivable collectibility in certain sectors of the Tennessee, Florida and Indiana markets which are included in this segment. Other operating expenses as a percentage of revenue declined from 20.1 percent during the nine months ended March 31, 2005 to 18.2 percent during the nine months ended March 31, 2006 primarily driven by a $0.8 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.4 million increase in fuel costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Nine Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$116,822	$98,982	$17,840	18.0%
Fire and other services	30,634	26,635	3,999	15.0%

Total net revenue	$147,456	$125,617	$21,839	17.4%

Segment profit	$19,973	$16,087	$3,886	24.2%

Operating margin	13.5%	12.8%

Medical transports	194,999	178,527	16,472	9.2%

Net/net EMS APC	$498	$466	$32	6.9%

Fire subscriptions at period end	82,373	76,895	5,478	7.1%

Approximately $9.1 million of the increase in net medical transportation revenue is a result of a greater number of medical transports, including our new service area in Roswell, New Mexico and approximately $8.7 million is a result of an increase in rates. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 3,300 transports during the nine months ended March 31, 2006. The increase in fire and other services revenue is primarily due to 7.1% growth in the number of fire subscriptions, higher fire subscription rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded during the second quarter of fiscal 2006.

The increase in Segment C’s profit includes a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins remained relatively flat for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2006.

Payroll related expense as a percentage of net revenue decreased 40 basis points from 50.1 percent during the nine months ended March 31, 2005 to 49.7 percent during the nine months ended March 31, 2006 primarily due to payroll efficiencies achieved while servicing a greater number of transports. Provision for doubtful accounts as a percentage of net revenue increased from 11.3 percent during the nine months ended March 31, 2005 to 12.2 percent during the nine months ended March 31, 2006 primarily due to an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. Other operating expenses as a percentage of revenue increased from 21.2 percent during the nine months ended March 31, 2005 to 22.1 percent during the nine months ended March 31, 2006 primarily driven by a $1.3 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year, a $1.0 million increase in professional fees associated with contract negotiations, a $0.8 million increase in fuel costs and a $0.6 million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets primarily offset by increased provision for doubtful accounts as a percentage of net revenue.

Segment D

The following table presents financial results and key operating statistics for Segment D for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Nine Months Ended
	March 31,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$97,800	$85,659	$12,141	14.2%
Other services	334	1,198	(864)	(72.1%)

Total net revenue	$98,134	$86,857	$11,277	13.0%

Segment profit	$6,970	$4,885	$2,085	42.7%

Operating margin	7.1%	5.6%

Medical transports	196,169	176,200	19,969	11.3%

Net/net EMS APC	$306	$296	$10	3.4%

The increase in Segment D’s net revenue is primarily due to 11.3 percent growth in the number of transports combined with medical transportation rate increases. Approximately $9.7 million of the increase in net medical transportation revenue was due to a greater number of medical transports while the remainder was due to higher rates. Our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract resulted in approximately 8,400, 1,900 and 7,700 additional transports, respectively, for the nine months ended March 31, 2006. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

The increase in Segment D’s profit was primarily driven by reductions in other operating expenses as a percentage of net revenue partially offset by an increase in the provision for doubtful accounts as a percentage of net revenue. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll-related expense as a percentage of net revenue decreased slightly from 38.2 percent during the nine months ended March 31, 2005 to 37.9 percent during the nine months ended March 31, 2006 primarily due to payroll efficiencies achieved associated with the Orlando Regional Medical Center contract, partially offset by an increase in headcount related to our new Salem, Oregon operation. Provision for doubtful accounts as a percentage of net revenue increased from 27.6 percent during the nine months ended March 31, 2005 to 29.6 percent during the nine months ended March 31, 2006 primarily due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of revenue decreased from 25.8 percent during the nine months ended March 31, 2005 to 23.3 percent during the nine months ended March 31, 2006 primarily driven by a $1.1 million decrease in general liability insurance costs, of which $0.7 million related to switching to the City of San Diego’s general liability insurance policy and decreases in other miscellaneous operating costs, none of which were individually significant, partially offset by a $1.4 million increase in first-responder fees and a $0.4 million increase in fuel costs.

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

We believe that cash flow from operations coupled with existing cash balances and funds available through our $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through March 31, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we periodically experience significant outflows of cash for debt service, insurance premiums, 401(k) matching contributions, defined benefit pension plan contributions, capital expenditures and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes due March 2015 payable on September 15 and March 15, as well as estimated quarterly interest payments on our Term Loan B of approximately $2.0 million.

Deposits on our annual workers’ compensation and general liability insurance premiums as well as self-insurance retentions are paid in the fourth quarter of the fiscal year. These deposits totaled $5.8 million and $7.3 million in fiscal 2005 and 2004, respectively. During fiscal 2005, we began using letters of credit in place of cash deposits to fund anticipated self-insurance retention obligations. Additionally, in March 2006, we received $1.2 million of cash collateral from Reliance Insurance Company. This amount represented the remaining balance of our worker’s compensation cash insurance deposits held by this carrier.

During the nine months ended March 31, 2006 we made unscheduled principal payments on our Term Loan B totaling $16.0 million, made $12.9 million of capital expenditures, made payments under the 2005 Management Incentive Program of $4.0 million, funded the calendar 2004 employer match 401(k) liability of $1.6 million, made defined benefit pension plan payments of $0.8 million, paid a settlement in conjunction with a legal matter in Sioux Falls, South Dakota of $0.5 million and paid fees associated with an amendment to our credit facility of $0.5 million. These combined cash outflows contributed to the $11.8 million decline in cash at March 31, 2006. Additionally, we expect to make defined benefit pension plan payments totaling approximately $0.3 million during the last quarter of fiscal 2006.

The table below summarizes cash flow information for the nine months ended March 31, 2006 and 2005 (in thousands):

	Nine Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$15,397	$8,085
Net cash used in investing activities	(11,312)	(10,221)
Net cash used in financing activities	(15,854)	(3,573)

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2006 was $15.4 million compared to $8.1 million for the nine months ended March 31, 2005. Net income for the current period includes $3.3 million of non-cash deferred income tax expense relating to the utilization of a portion of our net operating loss carryforwards, while net income for the prior period includes the $5.7 million non-cash portion of our loss on early extinguishment of debt. Net income for the nine months ended March 31, 2006 and 2005 also includes $5.1 million and $0.5 million, respectively, of accretion on our 12.75% Senior Discount Notes which represents non-cash interest expense that is included in net income but does not require cash payments.

The change in net operating assets and liabilities balances resulted in additional net cash used in operations of $4.8 million during the nine months ended March 31, 2006 compared to the previous year. Additional cash was used to fund our $16.0 million unscheduled principal payments on our Term Loan B and our 2005 Management

Incentive Plan payment of $4.0 million discussed above. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

Average daily cash deposits totaled $1.8 million and $1.9 million for the nine month periods ended March 31, 2006 and 2005, respectively. There are several variables regarding the timing and amount of cash collected during any period. While management believes that we have a predictable method of determining the realizable value of our accounts receivable, based upon the complexities of determining healthcare reimbursements, there can be no assurance that there will not be additional provisions for doubtful accounts required in the future.

We had working capital of $49.8 million at March 31, 2006, including cash and cash equivalents of $5.9 million, compared to working capital of $44.0 million, including cash and cash equivalents of $17.7 million, at June 30, 2005. The increase in working capital as of March 31, 2006 is primarily related to higher net accounts receivable and current deferred tax assets combined with lower accrued liabilities and current debt partially offset by lower prepaid expenses. These changes were primarily driven by higher operating income during the period as well as the impact of non-cash interest expense, non-cash insurance adjustments and the gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006.

Investing Activities

Cash used in investing activities includes capital expenditures and proceeds from the sale of property and equipment. We had capital expenditures totaling $12.9 million and $10.3 million for the nine months ended March 31, 2006 and 2005, respectively. The $2.6 million increase in current year capital expenditures is primarily due to fiscal 2006 new operations in Salem, Oregon, Roswell, New Mexico and Salt Lake City, Utah partially offset by capital expenditures related to our fiscal 2005 new operation in Tacoma, Washington. Additionally, during the three months ended September 30, 2005, we received proceeds from the sale of property and equipment of $1.6 million primarily due to the sale of real estate in Arizona.

Financing Activities

Financing activities include the issuance and repayment of debt, minority shareholder distributions, tax benefits from the exercise of stock options and proceeds from the issuance of common stock. During the nine months ended March 31, 2006, we made unscheduled principal payments on our Term Loan B totaling $16.0 million. We anticipate annual interest savings of approximately $1.1 million as a result of these payments. Additionally, we made a $0.2 million distribution to the City of San Diego, the minority shareholder in our medical services joint venture. The reduction in current year stock option exercises contributed to a $1.0 million decrease in cash provided by the issuance of common stock, which was partially offset by a $0.8 million increase in the tax benefit realized from the exercise of such options.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

We were in compliance with all of our covenants under our 2005 Credit Facility at March 31, 2006.

Credit Facility Amendment

On December 27, 2005, we amended certain terms, conditions and covenants contained in our 2005 Credit Facility ( “Amendment No. 2”). Specifically, Amendment No. 2 permits us to use net proceeds from the issuance of qualified equity to repurchase our 12.75% Senior Discount Notes due March 2016 (the “Senior Discount Notes”) issued by Rural/Metro Corporation and/or our 9.875% Senior Subordinated Notes due March 2015 (the

“Senior Subordinated Notes”) issued by Rural/Metro LLC and its subsidiary, Rural/Metro (Delaware) Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), and further allows us to use up to $10.0 million of cash on hand to purchase any remaining Senior Discount Notes in their entirety. Following any redemption of the Senior Discount Notes, our total leverage ratio may not exceed 4.0 to 1.0.

In addition, Amendment No. 2 modified the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow us flexibility to exercise an existing option to acquire a medical transportation services entity in Las Vegas, Nevada within the next two years. The purchase option first becomes exercisable in 2006 for a one-year period at a purchase price that is the greater of $12.0 million or 6.9 times the entity’s EBITDA for the 12-month period preceding the purchase date.

Amendment No. 2 also modified certain other Credit Facility covenants including an increase in the permitted level of annual capital expenditures.

Debt Rating

On March 21, 2006, Moody’s Investors Service (“Moody’s”) upgraded the credit ratings on our 2005 Credit Facility from B2 to B1, Senior Subordinated Notes from Caa1 to B3, and Senior Discount Notes from Caa2 to Caa1. Moody’s also affirmed our overall rating at B2 and changed its outlook on the Company from stable to positive, reflecting top-line growth, improved margins, and lower financial leverage measured by the ratio of free cash flow to total debt. The ratings upgrade followed Moody’s annual review of the Company, during which management discussed our results, strategic objectives, and deleveraging strategy.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three and nine months ended March 31, 2006 and 2005, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$(4,042)	$(2,985)	$2,304	$4,489
Add back:
Depreciation and amortization	3,768	2,834	9,488	8,762
Interest expense	7,894	7,202	23,150	22,033
Interest income	(100)	(45)	(425)	(221)
Income tax provision (benefit)	(1,762)	(126)	4,125	397

EBITDA	$5,758	$6,880	$38,642	$35,460

Increase (decrease):
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	45	425	221
Income tax (provision) benefit	1,762	126	(4,125)	(397)
Provision for doubtful accounts	28,699	22,522	79,526	64,601
Accretion of 12.75% Senior Discount Notes	1,728	480	5,077	480
Deferred income taxes	(2,735)	—	2,519	—
Insurance adjustments	—	—	(2,387)	(636)
Amortization of deferred financing costs	692	593	1,792	1,932
(Gain) loss on sale of property and equipment	5	31	(1,302)	34
Earnings of minority shareholder	336	68	651	40
Stock based compensation	7	—	23	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—	5,668
Tax benefit from the exercise of stock options	—	30	—	159
Amortization of debt discount	—	4	—	17
Changes in operating assets and liabilities	(16,596)	(21,252)	(82,294)	(77,461)

Net cash provided by operating activities	$11,862	$7,993	$15,397	$8,085

For the three months ended March 31, 2006, consolidated EBITDA of $5.8 million, including the negative impact of EBITDA discontinued operations totaling $6.3 million and a 260 basis point increase in the provision for doubtful accounts as a percentage of net revenue, declined from consolidated EBITDA for the three months ended March 31, 2005 of $6.9 million, which included the negative impact of a $8.2 million loss on early extinguishment of debt.

For the nine months ended March 31, 2006, consolidated EBITDA of $38.6 million, including the negative impact of EBITDA discontinued operations totaling $6.1 million and a 170 basis point increase in the provision for doubtful accounts as a percentage of net revenue, increased from consolidated EBITDA for the nine months ended March 31, 2005 of $35.5 million, including the negative impact of a $8.2 million loss on early extinguishment of debt. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

Subsequent Events

Unscheduled principal payment

On May 9, 2006, we, through our wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on our Term Loan B. We anticipate annual interest savings of approximately $0.4 million as a result of this payment. In connection with this payment, we wrote-off approximately $0.1 million of deferred financing costs during the fourth quarter of fiscal 2006.

Credit Facility Amendment No. 3

On May 5, 2006, we amended certain terms and conditions contained in our 2005 Credit Facility (“Amendment No. 3”). Specifically, Amendment No. 3 reduced the interest rate payable on our Term Loan B from LIBOR plus 2.50% to LIBOR plus 2.25%. Additionally, Amendment No. 3 reduced the interest rate payable on our Letter of Credit Facility from 2.50% to 2.25%. As permitted under the original Credit Facility Agreement, we also expanded our Letter of Credit Facility from $35.0 million to $45.0 million, which will be utilized towards continuing enhancement of our insurance programs. We anticipate that these modifications will result in annual interest savings of approximately $0.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.50% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at March 31, 2006, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.1 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at March 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2006). These disclosure controls and procedures have been designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures, and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term in defined in Exchange Act Rule 13a-15(e)). Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness described below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the changes to internal control over deferred income tax accounting noted below.

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005, management concluded that as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, personnel in the accounting and finance areas had inadequate knowledge relating to deferred tax asset valuation allowances resulting in errors in accounting for deferred income tax benefits. This control deficiency resulted in audit adjustments to the fourth quarter of the fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements, including the related disclosures, will not be prevented or detected.

As of the end of the period covered by this report, we have made significant progress towards remediation of the material weakness in our internal control related to the accounting for deferred income taxes. Our remediation efforts have included the hiring of a director of taxation, the improvement of processes and procedures used in the preparation of the annual and interim tax provisions as well as implementation of a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes. Based on these actions, we believe that this material weakness will be remediated by the end of the fourth quarter of fiscal 2006.

Additionally, as of September 30, 2005, we determined that we did not maintain effective control over the completeness and accuracy of our condensed consolidating financial information, including the identification of our guarantor subsidiaries. Specifically, our supervisory review and approval controls did not detect that certain guarantor subsidiaries had been incorrectly classified as non-guarantor subsidiaries in the condensed consolidating financial information. This control deficiency made it necessary to restate Note 10 of the Consolidated Financial Statements for fiscal 2005 included in the Current Report on Form 8-K that we filed on October 28, 2005. In addition, this control deficiency, if not remediated, could have resulted in a misstatement to the condensed consolidating financial information that could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management had determined that this control deficiency constituted a material weakness. Our remediation efforts focused on the implementation of additional controls and review procedures relating to the preparation of the condensed consolidating financial information. The design and operating effectiveness of the controls implemented were tested and determined to be effective, and management has concluded that the material weakness has been remediated as of March 31, 2006.

Item 5. Other Information

Our subsidiary, Rural/Metro LLC, entered into Amendment No. 3 and a related Joinder Agreement on May 5, 2006. Specifically, Amendment No. 3 reduced the interest rate payable on our Term Loan B from LIBOR plus 2.50% to LIBOR plus 2.25%. Additionally, Amendment No. 3 reduced the interest rate payable on our Letter of Credit Facility from 2.50% to 2.25%. As permitted under the original Credit Facility Agreement, we also expanded our Letter of Credit Facility from $35.0 million to $45.0 million, which will be utilized towards continuing enhancement of our insurance programs. We anticipate that these modifications will result in annual interest savings of approximately $0.4 million. The foregoing description of the Amendment No. 3 and Joinder Agreement is qualified in its entirety by reference to the Amendment No. 3 and Joinder Agreement, copies of which are filed as Exhibits 10.3 and 10.4, respectively, to this Report and incorporated by reference herein.

Part II. Other Information.

Item 6. Exhibits

Exhibits
10.1

Employment Agreement by and between the Registrant and Kurt Krumperman dated March 21, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction 2 to Item 601(a) of Regulation S-K.)

10.2

Employment Agreement by and between the Registrant and Brian Allery dated April 10, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction to Item 601(a) of Regulation S-K.)

10.3

Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.*

10.4	Joinder, dated as of May 5, 2006, by and between Rural/Metro Operating Company, LLC and Citicorp North America, Inc., as Administrative Agent and New LC Facility Lender.*

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 10, 2006	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL S. ZARRIELLO
Michael S. Zarriello,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

10.1

Employment Agreement by and between the Registrant and Kurt Krumperman dated March 21, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction 2 to Item 601(a) of Regulation S-K.)

10.2

Employment Agreement by and between the Registrant and Brian Allery dated April 10, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction to Item 601(a) of Regulation S-K.)

10.3

Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.*

10.4	Joinder, dated as of May 5, 2006, by and between Rural/Metro Operating Company, LLC and Citicorp North America, Inc., as Administrative Agent and New LC Facility Lender.*

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes— Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.