Form 10-K
period 2006-06-30
RURAL/METRO CORP /DE/
filed 2006-09-22
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, par value $.01 per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $218,240,579 as of December 31, 2005.

There were 24,546,295 shares of the registrant’s Common Stock outstanding on September 11, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

These “forward-looking statements” are found throughout this report. Additionally, the discussions herein under the captions “Business — Introduction”, “Business — Market Reform and Changing Reimbursement Regulations”, “Business — Other Governmental Regulations”, “Business — Shared Services”, “Business — Billings and Collections”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in “Part I — Item 1A — Risk Factors.” Moreover, we may from time to time make “forward-looking statements” about matters described herein or other matters concerning us. We disclaim any intent or obligation to update “forward-looking statements.”

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

For a discussion of certain risks associated with our business, see “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

PART I

ITEM 1.	Business

Introduction

Founded in 1948, we are a leading provider of medical transportation services, which consist primarily of emergency and non-emergency medical transportation services. We believe we are the only multi-state provider of both medical transportation and fire protection services in the United States and that we rank among the largest private-sector providers of medical transportation and fire protection services in the world. We currently provide services to approximately 400 communities in 23 states, including many of the fastest-growing states in the nation such as Arizona, Florida, Oregon, Utah and Georgia. As of June 30, 2006, we have approximately 95 contracts to provide 911 emergency medical transportation services and approximately 610 contracts to provide non-emergency medical transportation services and other medical transportation services. In addition, we provide non-emergency medical transportation services to a broad customer base, including a significant number of hospitals, nursing homes and specialized healthcare facilities on a non-contractual basis. We provided 1.2 million transports during fiscal year ended June 30, 2006. Our commitment is to provide our patients and the communities we serve with high-quality care and efficient and reliable response times. Our common stock is traded on the NASDAQ Capital Market under the symbol “RURL”.

In pursuit of achieving our commitment, we provide medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. Approximately half of our medical transports are initiated by 911 calls, with the remainder consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our workforce and medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from commercial insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 contracts. During fiscal 2006, 88 percent of our net revenue was generated from our medical transportation and related services.

We are also a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 13 sites located in 10 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care, which represented 12 percent of our fiscal 2006 net revenue.

Industry Overview

Medical Transportation Business

We estimate that expenditures for medical transportation services in the United States were in the range of $8.0 billion to $10.0 billion for 2006. Medical transportation services are provided by governmental entities, private companies, hospitals and volunteer organizations. According to the Journal of Emergency Medical Services’ 2005 Annual 200-City Survey, 52 percent of the nation’s largest 200 cities outsourced emergency medical transportation to private service providers. Non-emergency services are primarily provided by private companies. There are a limited number of multi-state medical transportation providers and we are one of only two national providers of medical transportation services. We believe that the remaining private medical transportation providers are primarily regional or local organizations serving one or a limited number of markets.

We believe the following are key factors affecting the medical transportation business:

•	Aging U.S. population. According to the U.S. Census Bureau, about 72 million Americans, or 20 percent of the U.S. population, will be age 65 or older in 2030 compared to 36 million, or 12 percent, today. As the population continues to age, it is expected that demand for medical transportation will increase because people over the age of 65 years generally require medical transportation services more frequently than the general population;

•	Stable Medicare reimbursement environment. The reimbursement for medical transportation services through Medicare has stabilized over the past several years, reflecting the implementation of a revised Medicare pricing schedule. Historically, Medicare reimbursement rates were based on various complex methodologies under which rates varied widely among communities. The Medicare fee schedule implemented in 2002 simplified and stabilized Medicare reimbursement. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports through 2006. Other fee adjustments will be fully phased by January 1, 2010;

•	Increased use of medical transportation services. The increased availability and use of emergency medical services, together with increased patient travel between specialized treatment healthcare facilities and greater use of outpatient care facilities, nursing homes and home care have contributed to greater demand for medical transportation services; and

•	Increase in public/private partnerships. We believe the complexities associated with the emergency medical transportation business, including the exacting and time-consuming claim submission requirements of third-party payers such as Medicare and Medicaid, are leading many public providers of emergency medical transportation services to consider partnerships with private medical transportation companies. An example from our experience is that some local fire departments have entered into collaborations with private medical transportation companies in which the fire department provides first responder services and the private company transports the patient and handles billing. These partnerships benefit both parties – they allow public entities to be reimbursed for certain costs while relieving them of the billing and collection obligations associated with delivering emergency services.

Private Fire Protection Business

Municipal fire departments, tax-supported fire districts and volunteer fire departments constitute the principal providers of fire protection services in the United States. In a limited number of communities, private companies provide subscription fire protection services to residential and commercial property owners. Typically, these are emerging communities or unincorporated areas where neither a public sector nor volunteer fire department operates. A small number of private companies also provide such services to industrial sites, airports and other self-contained facilities on a national basis.

We believe the most significant growth areas for subscription fire protection services will come from emerging communities, principally in Arizona, that have no public sector or volunteer fire protection services.

Our Services

Medical Transportation and Related Services

We generally provide two primary levels of medical transportation services — Advanced Life Support (“ALS”) and Basic Life Support (“BLS”). We staff our ALS ambulances with either two paramedics or one paramedic and an Emergency Medical Technician (“EMT”) and equip them with ALS equipment (such as cardiac monitors/defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies. We staff our BLS ambulance with two EMTs and equip them with medical supplies and equipment necessary to administer first aid and basic medical treatment.

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

Under most of our agreements, the local fire department is the first responder to an emergency scene. In these situations, the fire department typically begins stabilization of the patient. Upon arrival, our ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition and, if required, administer ALS interventions, including tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, including cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition and, if necessary, the attending ambulance crew member consults an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

In certain communities, we seek to develop public/private partnerships with the fire department to provide emergency medical transportation services. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency medical transportation services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency medical transportation services under our partnerships closely resembles that of our usual 911 emergency medical transportation contracts.

We provide emergency medical transportation services on a fee-for-service basis and record revenue based on the level of medical service we provide. Additionally, our fee-for service revenue may be supplemented by the communities we serve in the form of a subsidy, which further supports the level of medical services we provide.

Non-Emergency Medical Transportation Services

We provide non-emergency medical transportation services and critical care transports, often as a contracted preferred provider, with governmental entities, hospitals, nursing homes and other healthcare facilities, or at the request of a patient. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis.

We utilize either ALS or BLS ambulance units to provide non-emergency medical transports, depending on the patient’s medical condition, to and from residences, hospitals, nursing homes, long-term care centers and other healthcare facilities. These services may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis and chemotherapy) at another facility. These services are administered by a licensed emergency medical technician or paramedic.

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

We provide the majority of our residential and commercial fire protection services on a subscription basis. Generally, subscription fees are billed annually to individual residential or commercial property owners. We also provide fire protection services to emerging communities where the subscription fee may be included in the homeowner’s association assessment. Property owners in areas where we provide our fire protection services on a subscription basis may, but are not required to, subscribe for our services. We provide services to property owners in our service areas who do not subscribe for our fire protection service on a fee-for-service basis. We also provide fire protection services under master agreements with governing entities, rather than on a subscription basis.

As of June 30, 2006, we provided residential and commercial fire protection services in four states. Based on historical and projected housing and development trends, we believe these states will continue to experience population increases and offer the greatest growth potential for our private fire protection business.

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

Industrial Fire Protection Services

We provide fire protection services and, on a limited basis, unarmed security services under exclusive contracts to five large industrial complexes, including a petrochemical plant and other self-contained facilities in four states. Our contracts range up to three years in duration and expire at various dates through fiscal 2008. Industrial fire protection services contracts provide for reimbursement under master contracts with the facilities we serve.

Other Services

We provide other services which include home healthcare services, dispatch services, billing services and other miscellaneous services to our customers.

Our Service Areas

We currently provide our services in approximately 400 communities in the following 23 states:

Alabama	Georgia	Nebraska	Ohio	Utah
Arizona	Indiana	New Jersey	Oregon	Washington
California	Kentucky	New Mexico	Pennsylvania	Wisconsin
Colorado	Louisiana	New York	South Dakota
Florida	Mississippi	North Dakota	Tennessee

We provide medical transportation services in 19 states and fire protection services in 12 states. There are eight states in which we provide both medical transportation services and fire protection services.

Our Contracts

We enter into contracts with various governmental entities and private parties to provide emergency and non-emergency medical transportation services and fire protection services. No contract accounted for more than 10 percent of our annual net revenue during fiscal 2006, 2005 or 2004. As of June 30, 2006, we had approximately 95 exclusive contracts with counties, municipalities, fire districts and other governmental entities to provide 911 emergency medical transportation services. These contracts, which are similar to licenses, grant us the right to provide 911 emergency medical transportation services. The contracts typically specify rates that we may charge and set forth performance criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for 911 emergency medical transportation services depend largely on:

•	patient mix;

•	the nature of services rendered;

•	the local political climate;

•	the amount of subsidy, if any; and

•	any federal, state or county authority to regulate rates.

Our 911 emergency medical transportation services contracts generally extend for terms of three to five years. Generally, these contracts may be terminated by either party upon notice ranging from 30 to 180 days. Counties, fire districts and municipalities generally award contracts to provide emergency medical transportation services either through requests for competitive proposals or bidding processes. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business. Our contracts often contain options for earned extensions or for automatic renewal provisions.

As of June 30, 2006, we had approximately 610 contracts to provide non-emergency medical transportation services and other medical transportation services with governmental entities, hospitals, nursing homes and other facilities. These contracts typically designate us as the preferred provider of medical transportation services to those facilities and permit us to charge a base fee, mileage and other additional fees for the use of particular medical equipment and supplies.

We offer fire protection services on a subscription-fee basis to residential and commercial property owners in four states and under long-term contracts with fire districts, industrial complexes and airports at 13 sites located in 10 states. Our residential and commercial subscription fire protection services may be provided pursuant to contracts with the governmental entity, such as a county, in which we provide such services. We provide fire protection services on a subscription basis in areas where no governmental entity has assumed the financial responsibility for providing fire protection. Fire subscription rates are not generally regulated by any governmental agency in our service areas. These contracts establish the level of service required and may encompass fire prevention and education activities as well as fire suppression. Other contracts are level-of-effort based and require us to provide a certain number of personnel for a certain time period for a particular function, such as fire prevention or fire suppression.

Prior to the scheduled termination of a contract, we may determine that a contract is no longer favorable and may seek to modify or terminate the contract. When making such a determination, we may consider many factors including, whether the contract continues to further our business strategy, transport volume, response time requirements, changes in payer mix, geographical issues adversely affecting response times and delays in implementing technology upgrades. We continuously review our contracts in order to maximize operational and financial performance. From time to time, we may determine that a contract no longer meets our operational and financial performance standards and may seek to modify or exit the contract. We face risks in attempting to exit unfavorable contracts, including the possibility of performance bond forfeiture, difficulty in collecting receivables in an exited market, severance costs, real estate lease obligations and adverse political and public relations consequences.

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

Based upon historical claim trends, we consider our insurance program to be adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to deductibles and self-insured retention limits that we believe are typical for the industry. We have attempted to minimize our claims exposure by implementing enhanced workplace health and safety programs, and increasing the utilization of experts in connection with our legal, risk management and safety programs.

Surety Bonding

In certain instances, we are required by contract to provide a surety bond or other assurance of financial and performance responsibility. As a result, we have a portfolio of surety bonds that is renewed annually. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insurance Programs” for additional information.

Shared Services

We support our various service areas with integrated information systems and standardized procedures that enable us to efficiently manage the treasury and financial support functions, payroll processing, disbursements, tax and risk management. Our technology solutions include real-time operating statistics, electronic purchasing and inventory management solutions.

Our centralized systems are designed to significantly augment local processes and permit managers to direct their attention to the performance and growth of their operations. The centralized billing and collection system provides for efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as treasury, risk management, compliance, legal, payroll and accounts payable provide us the capability to purchase related products and services on a national basis, identify and respond to national trends and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all of our operations. We provide services and allocate costs for these centralized systems pursuant to administrative services agreements with each of our direct and indirect wholly owned subsidiaries.

Management Information Systems

We believe our management information systems have significantly enhanced our operations. Among the most significant of these systems are the following:

•	Proprietary Billing System. We have developed a proprietary medical transportation billing and collections system which is operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology is designed to improve our ability to collect outstanding claims on a timely basis.

•	Rural/Metro Electronic Patient Care Reporting System (“R/M ePCR”). Our R/M ePCR technology initiative is designed to enhance and expedite the process of capturing clinical patient data, transferring the data to our proprietary billing system and submitting claims for reimbursement of our medical transportation services. Upon implementation, electronic patient care reports will replace paper patient care reports and provide ambulance crews with clinical flow charts to fully document each patient assessment and procedure performed.

•	Internet-Based Scheduling Software. In an effort to minimize unscheduled overtime among field personnel, we implemented Internet-based scheduling software designed to maximize efficiencies in crew staffing. We believe this software has resulted in an overall reduction of labor costs.

•	DriveCam Technology. In an effort to reduce insurance costs and improve safety, we have begun installing on-board monitoring systems in our ambulances. These systems monitor operator performance against safe driving standards. We expect that this technology will be installed in the majority of our fleet by the end of calendar year 2006.

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

Prompt deployment and dispatch are also important components of non-emergency medical transportation services. Requests for non-emergency medical transports are made by physicians, nurses, case managers and hospital discharge coordinators who require prompt ambulance arrival at the prescheduled pick-up time. We also offer online, web-enabled transportation ordering to certain facilities. We implement system status plans for these services designed to ensure appropriate response times to non-emergency calls and use our computer-aided dispatch software to track and manage requests for medical transportation services for large healthcare facilities and managed care companies. We have developed extensive customer service models, based on patient medical condition, level of care and specialized equipment that will be required by the patient, to enable our communications centers to meet the needs of our customers.

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

Billing and Collections

We currently maintain five regional billing and payment processing centers as well as a centralized private-pay collection system located near our corporate headquarters in Scottsdale, Arizona. All invoices are generated at the regional level and an account is forwarded to our centralized collection system for private-pay accounts only if payment is not received in a timely manner. Regional centers provide customer services. All medical transportation revenue is billed and collected through our integrated billing and collection system. We derive a substantial portion of our medical transportation fee collections from reimbursements by third-party payers, including commercial insurance companies and government-funded healthcare programs such as Medicare and Medicaid. We typically invoice and collect payments directly from those third-party payers.

The composition of our medical transportation collections is as follows:

	Collections
	2006	2005	2004
Medicare	27%	28%	28%
Medicaid	15%	15%	14%
Commercial insurers	48%	47%	48%
Patients	10%	10%	10%

	100%	100%	100%

We also receive subsidies from certain governmental entities, which further supports the level of medical services we provide. These subsidies, which are included in net revenue, totaled $9.1 million, $8.9 million and $8.4 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Companies in the emergency medical transportation service industry recognize significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult and incomplete information hinders post-service collection efforts. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or commercial insurance. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers, and generally is higher for transports resulting from emergency medical transportation calls than for non-emergency medical transportation requests.

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of specially trained billing personnel. When collecting from individuals, we sometimes use an automated predictive dialer that pre-selects and dials accounts based on their status within the billing and collection cycle. We believe the automated predictive dialer enhances the efficiency of the collection staff. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Division General Managers generally oversee all sales and marketing efforts in their assigned markets, as well as establish and maintain relationships with potential and existing customers. Our sales and marketing teams focus primarily on targeting new business relationships and leveraging existing contacts to grow market share. Our Division General Managers are also the primary lead on requests for proposals to provide medical transportation services and the preparation of the related responses.

Market General Managers and Operations Managers oversee marketing and sales activities within their markets and are responsible for operational decisions and, in certain areas, handle hospital and government contracts and focus on relationships with larger healthcare systems within the communities.

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

Our safety and risk management team executed a strategic initiative focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors promptly submit documentation of such incidents to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator, which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

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

We are implementing an on-board monitoring system, DriveCam, which measures operator performance against our safe driving standards. The system is designed to capture digital images and audio files of any driving performance that is outside of acceptable protocols, including excessive speed, unsafe turns and rapid stops. We expect that this technology will be installed in the majority of our fleet by the end of calendar year 2006.

Competition

The medical transportation service industry is highly competitive. The principal providers of medical transportation services include governmental entities, other national medical transportation service providers, large regional medical transportation service providers, hospitals and numerous local and volunteer private providers. Counties, municipalities, fire districts, hospitals or healthcare organizations that presently contract for medical transportation services may choose to provide medical transportation services directly in the future. We experience continuing competition from municipal fire departments in providing emergency medical transportation service. However, we believe that the non-emergency medical transportation services market currently is unattractive to the majority of municipal fire departments due to their primary role as emergency first responders in the communities they serve.

We believe that counties, fire districts and municipalities consider quality of care, historical response time performance and cost to be among the most important factors in awarding a contract, although other factors, such as customer service, financial stability, personnel policies and practices and managerial strength, also may be considered. Commercial providers, including our largest national competitor, American Medical Response, often compete intensely for business within a particular community.

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

In the fire protection industry, services for residential and commercial properties are provided primarily by municipal fire departments, tax-supported fire districts and volunteer departments. Private sector companies, such as ours, represent a small portion of the total fire protection market and generally provide fire protection services where a tax-supported municipality or fire district has decided to contract for the provision of fire protection services or has not assumed financial responsibility for fire protection. Fire districts or municipalities may not continue to contract for fire protection services. In certain areas where no governmental entity has assumed financial responsibility for providing fire protection, we provide fire protection services on a subscription basis. Municipalities may annex a subscription area or that area may be converted to a fire district that provides service directly, rather than through a master contract. In the case of industrial or airport fire protection contracts, our customers may elect to put a contract out to competitive bid. Our key competitors for the provision of fire protection services to airports and industrial sites, respectively, include Pro-tec Fire Services, Ltd. and Wackenhut Services, Inc.

Personnel

Employees

At June 30, 2006, we employed approximately 7,800 full-time and part-time employees of which approximately 5,700 are emergency care professionals, including paramedics, EMTs and firefighters. Approximately 400 of our employees are involved in billing and collections and approximately 1,700 are involved in field support services, including dispatch/communications, fleet services, home medical care, administrative and clerical.

We are party to a total of 14 collective bargaining agreements in the following locations:

Three agreements in Arizona	Gadsden, Alabama	Two agreements in California
Four agreements in New York	Knoxville, Tennessee	Seattle, Washington
Orlando, Florida	Youngstown, Ohio

Five of these agreements, covering approximately 720 employees, are scheduled to expire at various times over the next two years. We consider our relations with our employees to be good and we continue to work at fostering solid, mutually rewarding work environments.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services such as administration of intravenous fluids and advanced airway management. Certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology and other clinical skills in addition to completion of the EMT training program. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to market specific shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments and other healthcare providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce, such as providing training programs, flexible work schedules, recruitment bonuses, moving allowances and various other retention strategies. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

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

Fire Protection Personnel

Fire protection personnel consist of full-time firefighters as well as trained reservists who work on an as-needed basis. All of our full-time and reserve firefighters undergo extensive training, which exceeds the standards recommended by the National Fire Protection Association, and must qualify for state certification before being eligible for full-time employment by us. Because approximately 75 percent of our fire response activity consists of emergency medical response, all of our full-time firefighters are trained EMTs or paramedics and are subject to the training and continued education described above. Our ongoing training includes instruction in new fire service tactics and fire fighting techniques as well as physical conditioning.

Regulation

Market Reform and Changing Reimbursement Regulations

Market reform and various regulatory changes have impacted and reshaped the healthcare delivery system in the United States and, by extension, the medical transportation industry. As with all other healthcare providers, we must comply with various requirements in order to participate in Medicare and Medicaid. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which, among other things, pays for medical transportation services when medically necessary. Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind, or disabled or members of families with dependent children. Medicaid programs or a state equivalent exist in all states in which we operate. Although Medicaid programs differ in certain respects from state to state, all are subject to federal requirements. State Medicaid agencies have the authority to set levels of reimbursement within federal guidelines. We receive only the reimbursement permitted by Medicaid and are not permitted to collect any difference between our customary charge and the amount reimbursed by Medicaid.

We have a national corporate compliance department that works closely with senior management, local managers, billing and collections personnel and both the human resources and legal departments, as well as governmental agencies, to ensure substantial compliance with all established regulations and procedures. Nevertheless, despite our best efforts, there can be no assurance that we can achieve 100 percent compliance at all times, particularly in light of the complicated and ever-changing nature of the reimbursement regulations and the high volume of daily transports that we provide nationwide. Failure to comply may lead to significant penalties or lower levels of reimbursement, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. From time to time, we have taken corrective action to address billing inconsistencies, which we have identified through our periodic internal reviews of billing procedures or which have been brought to our attention through governmental examination of our records and procedures. These matters cover periods prior to and after our acquisition of operations. As part of our commitment to working with those governmental agencies responsible for enforcement of Medicare and Medicaid compliance, in the past we have voluntarily self-disclosed billing issues identified at certain operations. Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are routinely subject to regulatory reviews and/or inquiries by governmental agencies. We expect these regulatory agencies to continue their practice of performing periodic reviews related to our industry. We fully cooperate with such federal and state agencies to provide requested information and incorporate any recommended modifications of our existing compliance programs.

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

The Medicare Ambulance Fee Schedule Final Rule (the “Final Rule”), which became effective on April 1, 2002, categorizes seven levels of ground medical transportation services, ranging from basic life support to specialty care transport, and two categories of air medical transportation services. The base rate conversion factor (the rate for BLS non-emergency service, the lowest fee of the seven service levels) for calendar 2006 is $186.40, following the application of the 2006 ambulance inflation factor rate of 2.5 percent, plus separate mileage. Adjustments also were included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by medical transportation service providers in rural areas with low population density. The Final Rule requires medical transportation service providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare reimburses 80 percent of that rate and the remaining 20 percent is the responsibility of the patient or their secondary insurance. We cannot balance bill the difference between the Medicare allowable and our standard rate.

With the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003, modifications were made to the original five year phase-in of the ambulance fee schedule. Effective July 1, 2004, a regional fee schedule component of reimbursement is being phased in with the original national fee schedule and will be fully phased in on January 1, 2010. Under the new rules, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule or (b) a blend of the national fee schedule and the regional fee schedule. For 2004, that blended rate was 20 percent of the national fee schedule and 80 percent of the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20 percent for the national fee schedule and decrease 20 percent for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 80 percent national and 20 percent regional. In addition to the fee schedule phase-in changes, a provision for additional reimbursement for medical transportation services was provided to Medicare patients. Among other relief, the Act provides for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, or through calendar year 2006. We believe the final impact on our results of operations will be favorable, primarily due to the geographic diversity of our operations.

Reimbursement by Medicare accounted for 27 percent, 28 percent and 28 percent of our medical transportation collections for fiscal 2006, 2005 and 2004, respectively.

While we believe that the Medicare Ambulance Fee Schedule will have a favorable impact on our medical transportation revenue at incremental and full phase-in periods, these rules could, however, result in contract renegotiations or other actions by us to offset any negative impact at the regional level that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in reimbursement policies, or other governmental action, together with the financial challenges of some private, third-party payers and budget pressures on other payer sources could influence the timing and, potentially, the receipt of payments and reimbursements. A reduction in coverage or reimbursement rates by third-party payers or an increase in our cost structure relative to the rate of increase in the CPI could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Corporate Compliance Program

In an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, we have developed a program to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and company policies. The program’s focus is to prevent, detect and mitigate regulatory risks. We strive to achieve this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan;

•	providing training;

•	conducting internal audits;

•	resolving regulatory matters; and,

•	enhancing the ethical culture and leadership of the organization.

Our compliance program has been structured in accordance with the guidance provided by the Office of the Inspector General (“OIG”) of the HHS. The primary recommended standards, all of which we have implemented, include:

•	formal policies and written procedures;

•	designation of a Compliance Committee and Compliance Officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to alleged misconduct;

•	open lines of communication; and,

•	discipline and accountability.

The compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve. Notwithstanding the foregoing, our compliance program examines compliance with carious policies and regulations on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot ensure that our program will detect and rectify all compliance issues in all service areas and for all time periods.

Other Governmental Regulations

Our business is also subject to other governmental regulations at the federal, state and local levels. The federal government recommends standards for ambulance design and construction, medical training curricula, designation of appropriate trauma facilities and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

Each state where we operate regulates various aspects of ambulance and fire businesses. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment. State or local government regulations or administrative policies regulate rate structures in certain states in which we conduct medical transportation operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district regulates the rates for emergency medical transportation services pursuant to a master contract, as well as establishes the rates for non-emergency medical transportation services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe we are in compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors — Some state and local governments regulate our rate structures and may limit our ability to increase our rates or maintain a satisfactory rate structure,” “— Our business is subject to laws, rules and regulations,” “— Our business is subject to substantial regulations” and “— HIPAA regulations could have a material adverse effect on our business” for further discussion.

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

You may also read and copy any document that we file at the SEC’s public reference room at:

Public Reference Room

100 F Street, N.E.

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room and their copy charges.

ITEM 1A.	Risk Factors

The following risk factors, in addition to those discussed elsewhere herein should be carefully considered in evaluating us and our business.

We may fail to receive reimbursements from third-party payers.

We provide our medical transportation services on a fee-for-service basis and collect a substantial portion of our revenue from reimbursements from third-party payers, including government-funded healthcare programs such as Medicare and Medicaid and private insurance programs. We recognize revenue when we provide medical transportation services; however, the reimbursement process is complex and there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts and services are not reimbursable or that additional supporting documentation is necessary. Retroactive adjustments made by third-party payers may change amounts realized from them. We received approximately 90 and 91 percent of our medical transportation fee collections from third-party payers during fiscal 2006 and 2005, respectively, including approximately 27 percent and 28 percent from Medicare during fiscal 2006 and 2005, respectively, and approximately 15 percent from Medicaid for both fiscal years. To the extent our claims are not reimbursed or allowed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully collect amounts billed directly to individual patients.

We are required to provide emergency medical transportation service regardless of the ability or willingness of the patient to pay. We face the risk of not being paid by individuals that require emergency medical transportation service and the risk of increased rates of non-payment should the number of such individuals using our services increase in our service areas. Our failure to receive payments from a significant number of individual patients could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Two of our previous workers’ compensation and general liability programs insurers, Reliance Insurance Company (“Reliance”), from whom we purchased coverage for policy years 1992 through 2000, and Legion Insurance Company (“Legion”), from whom we purchased coverage in 2001 and 2002, are currently in liquidation proceedings in Pennsylvania. In the event that we incur workers’ compensation or general liability claims for the policy years covered by these insurers and they are not covered by the applicable insurer or state guaranty fund, we may be required to fund any losses related to such claims. As of June 30, 2006, we had letters of credit totaling $3.7 million issued on behalf of Reliance along with $1.3 million of cash on deposit with Mutual Indemnity, a Legion affiliate. The liquidation proceedings may result in the loss of all or part of the collateral and/or funds currently held by these insurers, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. A requirement to fund significant claims or the loss of some or all of the amounts posted as collateral could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Our revenues may decline if Medicare reduces the reimbursements it pays to us or changes its programs.

Our revenues may decline if Medicare reduces its reimbursement rates or otherwise changes its current Medicare fee schedule. We received approximately 27 percent and 28 percent of our medical transportation fee collections from Medicare during fiscal 2006 and 2005, respectively. Any reductions in reimbursement rates or other changes to the Medicare fee schedule could result in a reduction in reimbursements we receive for our medical transportation services.

Some state and local governments regulate our rate structures and may limit our ability to increase our rates or maintain a satisfactory rate structure.

State or local government regulations or administrative policies regulate the rates we can charge in some states for medical transportation services. For example, the State of Arizona establishes the rates we may charge in the various communities we serve in that state. Medical transportation services revenue generated in Arizona accounted for approximately 32 percent and 30 percent of net revenue for fiscal 2006 and 2005, respectively. In some service areas in other states in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency medical transportation services pursuant to a master contract and establishes the rates for general medical transportation services that we are permitted to charge. In areas where we are regulated, there is no assurance that we will receive medical transportation service rate increases on a timely basis, or at all.

Due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are proposed. Some states have reduced the scope of Medicaid eligibility and coverage. For example, patients covered by Medicare are required to make a 20 percent co-payment for medical transports. In most states, Medicaid makes this co-payment on behalf of its insureds (this is called a “cross-over payment”). Indiana recently passed legislation eliminating crossover payments by Medicaid and prohibiting medical transportation providers from collecting the 20 percent co-payment from patients. Other states have proposed taking similar steps.

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

We are a Delaware company which has adopted a Shareholder Rights Plan pursuant to which we issued one preferred stock purchase right, or a Right, for each outstanding share of common stock (See “Description of Capital Stock — Preferred Stock” and “Description of Capital Stock — Shareholder Rights Plan”). Our Shareholder Rights Plan could make it difficult for a third party to acquire us, even if doing so would benefit security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors. Anti-takeover provisions in Delaware law, certain provisions of our charter and the Shareholder Rights Plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Facilities

In January 2005, we relocated our corporate headquarters within Scottsdale, Arizona under a lease agreement with an initial term expiring in 2015. In those areas where we provide medical transportation and fire services, we also lease facilities at which we base and maintain ambulances and fire apparatus operations. We also own 14 facilities within our service areas. Rent expense totaled $12.1 million, $10.8 million and $10.1 million for fiscal 2006, 2005 and 2004, respectively.

Equipment

At June 30, 2006, we owned approximately 1,300 ambulances and alternative transportation vehicles, 200 fire vehicles and 300 other vehicles. We also operate various non-owned vehicles in the ordinary course of our business. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

ITEM 3.	Legal Proceedings

From time to time, we are a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of conducting our business. We cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. We are also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against us or in a government investigation or proceeding, could result in substantial potential liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, these proceedings, and our actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase our indemnification obligations, divert management’s attention, and/or adversely affect our ability to execute our business and financial strategies. Our outstanding litigation includes the following:

The Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) had been conducting settlement discussions with the OIG of the HHS regarding alleged improper billing practices in South Dakota. Although Sioux Falls did not admit any liability with respect to the OIG’s claims, Sioux Falls, the United States of America and the OIG entered into a settlement agreement, effective October 25, 2005. Under the terms of the settlement agreement, the government agreed to release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in the State of Texas. The Company is currently negotiating a settlement with the government regarding these allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement may require the Company to make a substantial payment to the government and enter into a Corporate Integrity Agreement. Management believes that the $2.5 million charge recorded during the three months ended March 31, 2006 is adequate to cover any potential losses relating to this matter. If a settlement is not reached, the government has indicated that it will pursue further civil action. There can be no assurances that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Capital Market (“Nasdaq”) since August 4, 2000 with the exception of the period from July 13, 2004 through December 26, 2004 when it was traded on the Over the Counter Bulletin Board. On December 27, 2004, our common stock resumed trading on the Nasdaq under the symbol “RURL”. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2006
First quarter	$10.25	$6.64
Second quarter	$9.88	$8.15
Third quarter	$9.55	$7.52
Fourth quarter	$8.15	$6.33

Year Ended June 30, 2005
First quarter	$2.25	$1.10
Second quarter	$5.19	$2.10
Third quarter	$7.81	$4.71
Fourth quarter	$8.74	$4.05

On September 11, 2006, the closing sale price of our common stock was $7.17 per share. On September 11, 2006, there were approximately 2,960 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and currently plan to retain our earnings, if any, for use in our business rather than to pay cash dividends. Payments of cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our 2005 Credit Facility Agreement, Senior Subordinated Notes and Senior Discount Notes contain restrictions on our ability to pay cash dividends and any future borrowings may contain similar restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion.

ITEM 6.	Selected Financial Data

The following selected financial data are derived from our audited historical consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes appearing elsewhere in this Report (in thousands, except per share amounts):

	Years Ended June 30,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net revenue	$548,501	$501,514	$462,546	$422,355	$392,304

Operating expenses:
Payroll and employee benefits	268,491	257,737	240,241	228,533	215,802
Provision for doubtful accounts	98,929	82,016	79,996	70,743	63,423
Depreciation and amortization	11,197	10,608	10,471	11,090	12,698
Other operating expenses	119,588	112,543	105,910	97,406	87,530
(Gain) loss on sale of assets	(1,311)	72	32	—	9
Restructuring and other	—	—	—	(100)	(626)

Total operating expenses	496,894	462,976	436,650	407,672	378,836

Operating income	51,607	38,538	25,896	14,683	13,468
Interest expense	(31,025)	(29,567)	(29,243)	(28,012)	(25,462)
Interest income	548	293	97	197	644
Loss on early extinguishment of debt (1)	—	(8,170)	—	—	—

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	21,130	1,094	(3,250)	(13,132)	(11,350)
Income tax (provision) benefit (2)	(10,907)	83,816	225	—	2,531
Minority interest	(759)	(102)	475	(1,507)	(750)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	9,464	84,808	(2,550)	(14,639)	(9,569)
Income (loss) from discontinued operations (3)(4)	(5,947)	3,523	8,761	23,605	10,918

Income before cumulative effect of change in accounting principle	3,517	88,331	6,211	8,966	1,349
Cumulative effect of change in accounting principle (5)	—	—	—	—	(49,513)

Net income (loss)	3,517	88,331	6,211	8,966	(48,164)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,262)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)	(3,604)	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066	—	—

Net income (loss) applicable to common stock	$3,517	$88,331	$8,695	$5,362	$(48,164)

	Years Ended June 30,
	2006	2005	2004	2003	2002
EPS Data
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.39	$3.74	$0.10	$(1.13)	$(0.63)
Income (loss) from discontinued operations applicable to common stock (3)(4)	(0.25)	0.16	0.42	1.46	0.72

Income before cumulative effect of change in accounting principle	0.14	3.90	0.52	0.33	0.09
Cumulative effect of change in accounting principle (5)	—	—	—	—	(3.26)

Net income (loss)	$0.14	$3.90	$0.52	$0.33	$(3.17)

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.38	$3.52	$(0.12)	$(1.13)	$(0.63)
Income (loss) from discontinued operations applicable to common stock (3)(4)	(0.24)	0.14	0.40	1.46	0.72

Income before cumulative effect of change in accounting principle	0.14	3.66	0.28	0.33	0.09
Cumulative effect of change in accounting principle (5)	—	—	—	—	(3.26)

Net income (loss)	$0.14	$3.66	$0.28	$0.33	$(3.17)

Weighted average number of common shares outstanding:
Basic	24,359	22,674	16,645	16,116	15,190

Diluted	24,842	24,105	21,817	16,116	15,190

	As of June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$299,192	$314,128	$215,207	$198,971	$200,708
Current portion of long-term debt	37	1,497	1,495	1,329	1,633
Long-term debt, net of current portion	291,337	305,478	304,057	305,310	298,529
Redeemable nonconvertible participating preferred stock (6)	—	—	—	7,793	—
Stockholders’ deficit	(93,472)	(98,643)	(192,226)	(210,160)	(205,752)

	Years Ended June 30,
	2006	2005	2004	2003	2002
Cash Flow Data:
Net cash flow provided by operating activities	$27,097	$24,855	$14,501	$13,146	$9,634
Net cash flow used in investing activities	(20,569)	(12,372)	(8,421)	(7,582)	(5,832)
Net cash flow used in financing activities	(21,175)	(11,167)	(2,269)	(3,659)	(3,170)

(1)	During fiscal 2005, we recorded $8.2 million of early debt extinguishment costs. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Note 9 to our consolidated financial statements for further discussion.
(2)	During fiscal 2005, we reversed $86.4 million of deferred tax asset valuation allowances. Such reversals were reflected as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. See Note 10 to our consolidated financial statements for further discussion.
(3)	During fiscal 2006, we ceased operating in two medical transportation service areas. One service area was closed primarily due to our limited future potential to obtain 911 emergency transportation contracts in that area. We ceased operating in the other service area upon expiration of our exclusive contract after we elected not to pursue renewal of this contract. During fiscal 2005 and 2004, we ceased operating in four and ten medical transportation service areas, respectively, as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in one and three fire and other service areas during fiscal 2005 and 2004, respectively, due to various reasons including a customer filing Chapter 11, our continued disposal of non-core businesses and a city converting the service area to a fire district. (See Note 18 to our consolidated financial statements for further discussion.) During fiscal 2003, we sold our Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the results of the aforementioned discontinued service areas and our former Latin American operations have been included in income (loss) from discontinued operations.
(4)	During the third quarter of fiscal 2006, we recorded a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas. See Note 15 to our consolidated financial statements for further discussion.
(5)	Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In connection with the adoption of SFAS 142, we ceased amortizing goodwill effective July 1, 2001. Additionally, we recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002.
(6)	In connection with an amendment to our previous credit agreement, we issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock (“Series B Shares”) on September 30, 2002. We settled the Series B Shares, along with 283,979 shares of our Series C redeemable nonconvertible participating preferred stock, on June 30, 2004 in exchange for 4,955,278 shares of our common stock. See Note 11 to our consolidated financial statements for further discussion.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Executive Summary

We provide medical transportation services, which consist primarily of emergency and non-emergency medical transportation services, to approximately 400 communities in 23 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of June 30, 2006, we had approximately 95 exclusive contracts to provide 911 emergency medical transportation services and approximately 610 contracts to provide non-emergency medical transportation services and other medical transportation services.

Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our labor force more efficiently. We derive revenue based on the level of medical service we provide through reimbursements we receive from commercial insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by individual patients and from government subsidies paid to us under 911 emergency medical transportation contracts.

Medical transportation revenue depends on various factors, including the mix of payers, the mix of rates, the acuity of the patients we transport and the mix of activity between emergency medical transportation services and non-emergency transportation services, as well as other competitive and market factors. The medical transportation portion of our business represented 88.0 percent of our fiscal 2006 net revenue.

We also provide private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 13 sites located in 10 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care and represented 12.0 percent of our fiscal 2006 net revenue.

Business Overview

Our Strengths

We believe we are well positioned to take advantage of industry trends and believe our strong competitive position is attributable to a number of factors, including the following:

Broad Presence in Attractive Markets

We operate in geographically diverse markets with favorable demographics. 63 percent of our net revenues are generated in states with population growth in excess of the national average, such as Arizona, Florida, Oregon, Utah and Georgia. A key driver of the rapid population growth in many of the states we serve has been the migration of the elderly seeking to retire or vacation in warmer climates. As a result, approximately 43 percent of the patients we transported during fiscal 2006 were 65 years or older. This affects us because the elderly require a greater amount of emergency and non-emergency medical transports on average than the general population.

Competitively Well-Positioned

We are a party to approximately 95 contracts granting us the exclusive right to provide 911 emergency medical transportation services for a particular city or county. We have 33 Certificates of Need, or the equivalent, in eight states. In those states that issue them, a Certificate of Need is required to bid on 911 emergency medical transportation service contracts. Typically, a limited number of Certificates of Need are granted by a state or county. Our experience has been that obtaining a Certificate of Need is a significant barrier to entry because a prospective provider of emergency medical services must establish that existing services in a particular area of the state are inadequate to meet the community’s medical transportation needs. We are often able to use the visibility created by our status as the community’s 911 emergency medical transportation service provider to win non-emergency medical transportation business. We believe that we are well-positioned to capitalize on the needs of our local markets due to our emphasis on providing an effective, quality care service model, enhanced by response time reliability and cost efficiencies.

Decentralized Operating Structure with National Efficiencies

Medical transportation and fire protection are locally-delivered services, and strong local operations are critical to providing these services successfully. We grant our regional executives and local operations managers significant authority to make key decisions regarding the day-to-day operations in our service areas, and consequently, we have built strong, efficient operations at the regional and local levels. We have combined our local operations with a centralized national platform of shared services, including treasury functions, insurance and safety programs, information services, benefits, purchasing and corporate compliance. This operating structure has allowed us to optimize cost savings while at the same time maintain effective field operations.

Billing and Collections Capability

Over the past several years, we began the implementation of a number of initiatives to improve our billing and collections capability. These initiatives included consolidating our billing operations and streamlining our overall medical transportation billing processes by expediting the timely filing of claims and creating added controls over the day-to-day flow of aging claims. Additionally, we have improved the quality of data gathering and entry by emergency and non-emergency medical transportation personnel to ensure compliance with medical necessity standards set by third-party payers. We have implemented quality assurance controls and procedures for review of claim submissions prior to submitting the claims to third-party payers and for following up on any denials of claims by third-party payers. We have also placed a high priority on submitting medical transportation claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems, and we currently submit the majority of our bills electronically.

Experienced Management Team

We believe that the disciplined approach of our senior management team has been the key reason for our growth in net revenue and EBITDA. Our senior management team is supported by 22 front-line division general managers who have an average of 19 years of industry experience and who manage the day-to-day provision of service in, and our relationships with, the communities we serve. Our management combines extensive knowledge of medical transportation and fire protection services with operations, finance, billing and collections, insurance, risk and safety and federal affairs expertise. A significant portion of the compensation of our senior management and division general managers comes from an incentive program that ties bonuses to achieving financial and operating goals and other individual objectives established for each participant.

Our Business Strategy

Our business strategy is to expand our non-emergency medical services within existing and contiguous markets, selectively enter into new 911 emergency markets with favorable demographics, invest in technology to improve operating efficiencies and workplace safety and maximize cash flow while providing the highest possible quality of medical transportation, fire protection and related services for the customers and patients we serve. The key elements of our business strategy are the following:

Expand Within Existing and Contiguous Service Areas

We believe we can maximize our return on the infrastructure we have built in our existing operating areas by continuing to expand the non-emergency medical transportation services. In areas where we are the 911 emergency medical transportation provider, we seek to leverage this visibility to compete for non-emergency medical transportation business. We also seek to expand our 911 emergency medical transportation services in locations that are contiguous to our existing service areas. This strategy increases the utilization of our work force through balanced growth of emergency and non-emergency medical transportation services. Our strategy also enables us to gain operational efficiencies and effectively manage our costs and assets by leveraging our fleet, communications systems and management within our existing service areas. Our efforts contributed to same-service area revenue growth in the medical transportation and related service business of 6.3 percent and 7.7 percent for fiscal 2006 and fiscal 2005, respectively.

Selectively Enter New Markets

We continue to pursue contracts and alliances with municipalities, other governmental entities, hospital-based emergency providers and fire districts in select new markets. Among the criteria we set for entering a new market are whether there is an opportunity to provide both 911 emergency and non-emergency medical transportation services, geographic proximity to existing operations, expected revenues and margins, payer mix, medical transportation demands, competitive profiles and demographic trends. During fiscal 2006, we began providing exclusive emergency and non-emergency medical transportation services to the cities of Salem, Oregon, Roswell, New Mexico and Salt Lake City, Utah. Additionally, we began providing medical transportation services to the Orlando Regional Medical Center health system.

Invest in Technology to Improve Operating Efficiencies

We have developed proprietary technology systems to create operating efficiencies and improve the overall quality of service. In addition, we invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

•	Proprietary Billing System. We have developed a proprietary medical transportation billing and collections system which is operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology is designed to improve our ability to collect outstanding claims on a timely basis.

•	Rural/Metro Electronic Patient Care Reporting System (“R/M ePCR”). Our R/M ePCR technology initiative is designed to enhance and expedite the process of capturing clinical patient data, transferring the data to our proprietary billing system and submitting claims for reimbursement of our medical transportation services. Upon implementation, electronic patient care reports will replace paper patient care reports and provide ambulance crews with clinical flow charts to fully document each patient assessment and procedure performed.

•	Internet-based scheduling software. In an effort to minimize unscheduled overtime among field personnel, we implemented Internet-based scheduling software designed to maximize efficiencies in crew staffing. We believe this software has resulted in an overall reduction of labor costs.

•	DriveCam technology. In an effort to reduce insurance costs and improve safety, we have begun installing on-board monitoring systems in our ambulances. These systems monitor operator performance against safe driving standards. We expect that this technology will be installed in the majority of our fleet by the end of calendar year 2006.

Improve Workplace Health and Safety and Reduce Insurance Costs

We have consistently placed workplace health and safety among our highest priorities due, in part, to escalating insurance costs. Our management, risk management and quality assurance staffs conduct risk management programs for quality assurance, loss prevention and early intervention. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety. Over the past several years, we have implemented a variety of safety initiatives that support this commitment, including enhanced facility audits, additional accident reporting guidelines, introduction of an employee risk-management hotline and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We have developed an extensive claims database that we use to manage our business and identify risks and trends, thereby allowing us to focus our programs and training on identifying and minimizing risk exposure. We actively promote early reporting, evaluation and resolution of incidents that may evolve into claims.

Maximize Cash Collections

We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to further support the level of medical services we provide.

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics including net/net EMS Average Patient Charge, (“net/net EMS APC”), Average Days Sales Outstanding (“DSO”, see further discussion in “Results of Operations”), Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, see further discussion in “Liquidity and Capital Resources”) and medical transport volume (see further discussion in “Results of Operations”), among others.

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Years Ended June 30,
	2006	2005	2004
Net/net EMS APC (1)	$341	$329	$313
DSO (2)	52	45	44
EBITDA (3)	$54,173	$47,558	$47,924
Medical Transports (4)	1,045,722	1,006,697	964,520

(1)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA along with a reconciliation of EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources—EBITDA”.
(4)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.

Factors Affecting Operating Results

Fiscal 2006 results reflect our continued focus on growing and strengthening core operations. We continued emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

We have observed the following trends and events that have affected or are likely to affect our financial condition and results of operations in the future.

Transport Volume

We depend on requests for emergency and non-emergency medical transportation services to support our primary source of revenue. Increases or decreases in transport volume are influenced by a number of factors. These factors include population growth, a change in the demographics of the communities we serve (for example, aging of the overall population), and seasonal or one-time factors that may affect the number of people requiring medical transportation. Our transport volume is affected by entry into new markets and exit of discontinued markets or non-renewed contracts. The strength and number of our non-emergency medical transportation competitors in any given service area also affects our ability to expand market share in that location.

Provision for Doubtful Accounts

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency medical transportation services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. While we make every attempt to negotiate subsidies to support the level of medical services we provide, not all authorities will agree to provide such subsidies. As a result, we incur bad debt in the normal course of providing medical transportation services.

Our methodology for reserving for bad debt expense is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used to determine current anticipated collection percentages, which are applied to gross revenue in order to calculate net revenue and the provision for doubtful accounts.

The provision for doubtful accounts can be affected by a variety of factors, including the following:

•	The number of patients we transport that do not pay us for the medical services we provide;

•	Rate increases applied to certain insurance payers may not be realized by us with respect to certain patients that require our medical services;

•	A sustained disruption in collections, and,

•	The quality of our billing documentation and procedures.

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including market-specific shortages of qualified paramedics and emergency medical technicians, which affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Insurance Programs

Throughout fiscal 2006 we have continued to close worker’s compensation and general liability claims. We have also worked to minimize future insurance-related losses through proactive risk management and work place safety initiatives. These programs include the implementation of DriveCam technology in the ambulance fleet; ergonomic safety programs designed to reduce on-the-job injuries and complementary return to work, fit for duty, and wellness programs. See the Insurance section of Liquidity and Capital Resources for further discussion of our insurance programs.

Contract Activity

New Contracts

We were awarded several new contracts during fiscal 2006, including the:

•	Five-year contract for exclusive emergency and non-emergency medical transportation services to the City of Salem, Oregon, which became effective July 1, 2005;

•	Two-year contract as the exclusive emergency and non-emergency medical transportation services provider for the City of Roswell, New Mexico and surrounding Chaves County on July 1, 2005;

•	Three-year contract as the non-emergency medical transportation services provider for the Orlando Regional Healthcare System, one of Central Florida’s largest healthcare providers that commenced September 10, 2005; and,

•	Four-year exclusive contract to provide emergency medical transportation services in Salt Lake City, Utah. which commenced on April 3, 2006.

These four new contracts generated combined annual net revenue totaling $12.9 million during fiscal 2006.

Contract Renewals

We were awarded various contract renewals awarded throughout our operations during fiscal 2006 including the:

•	Two-year renewal of our long-standing contract as the 911 medical transportation services provider in Aurora, Colorado;

•	Five-year renewal of our contract to provide 911 medical transportation services in Blount County, Tennessee;

•	Three-year extension to continue as the exclusive 911 emergency medical transportation provider in Knox County, Tennessee;

•	Five-year renewal contract to continue providing exclusive emergency and non-emergency ambulance services in Louden County, Tennessee;

•	Four-year contract renewal to continue as the exclusive provider of 911 emergency ambulance services in Youngstown, Ohio; and

•	Two-year option renewal to continue to provide exclusive 911 emergency medical transportation services in the City of Rochester, New York.

These contracts generated combined net revenue totaling approximately $55.6 million during fiscal 2006.

Contract Non-Renewals

In an effort to strengthen our base of core operations, we regularly perform financial reviews of contracts for profitability. Based upon such a review, we made a strategic decision to exit our Augusta, Georgia 911 emergency medical services contract upon its expiration on December 31, 2005. This contract generated approximately $8.9 million and $0.8 million in net revenue and income from discontinued operations, respectively, during fiscal 2005, the last full year of its operations. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others.

During the second quarter of fiscal 2006, we were not selected in a competitive bidding process to continue as the 911 emergency medical transportation provider to the City of Scottsdale, Arizona. Our contract ended on February 17, 2006; however, due to our continuing involvement in the City of Scottsdale’s non-emergency medical transportation services market and our role as the back-up 911 emergency medical transportation provider, this service area remains a continuing operation. This contract generated approximately $6.0 million and ($0.4) million in net revenue and operating loss, respectively, during fiscal 2005, the last full year of its operations.

Our exclusive 911 emergency medical services contract with the City of Chandler, Arizona expired on December 17, 2005. Prior to the expiration, we were notified by the Chandler City Council that it had voted to continue our services in approximately half of the city. This contract, in its entirety, generated approximately $5.2 million and $0.4 million in net revenue and income from continuing operations, respectively, during fiscal 2005, the last full year of its operations. As a result of this change, we have re-deployed certain of our emergency medical transportation resources to expand our non-emergency medical transportation market share.

New Accounting Standards

SFAS 123R

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. As a result of the adoption, we recognized approximately $28,000 of stock based compensation expense in the statement of operations for fiscal 2006. See Note 1 to the consolidated financial statements for additional information.

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in-capital pool as prescribed by SFAS 123(R), or elect to use the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in the FSP. We are currently evaluating the available transition alternatives and have until November 2006, which is one year from the effective date of the FSP, to finalize our one-time election.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.

Results of Operations

Fiscal 2006 Compared To Fiscal 2005 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2006 and 2005. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2006	% of Net Revenue	2005	% of Net Revenue	Change	% Change
Net revenue	$548,501	100.0%	$501,514	100.0%	$46,987	9.4%

Operating expenses:
Payroll and employee benefits	268,491	48.9%	257,737	51.4%	10,754	4.2%
Provision for doubtful accounts	98,929	18.0%	82,016	16.4%	16,913	20.6%
Depreciation and amortization	11,197	2.0%	10,608	2.1%	589	5.6%
Other operating expenses	119,588	21.8%	112,543	22.4%	7,045	6.3%
(Gain) loss on sale of assets	(1,311)	(0.2%)	72	—	(1,383)	#

Total operating expenses	496,894	90.6%	462,976	92.3%	33,918	7.3%

Operating income	51,607	9.4%	38,538	7.7%	13,069	33.9%
Interest expense	(31,025)	(5.7%)	(29,567)	(5.9%)	(1,458)	4.9%
Interest income	548	0.1%	293	0.1%	255	87.0%
Loss on early extinguishment of debt	—	—	(8,170)	(1.6%)	8,170	(100.0%)
Income from continuing operations before income taxes and minority interest	21,130	3.9%	1,094	0.2%	20,036	#
Income tax (provision) benefit	(10,907)	(2.0%)	83,816	16.7%	(94,723)	#
Minority interest	(759)	(0.1%)	(102)	—	(657)	#

Income from continuing operations	9,464	1.7%	84,808	16.9%	(75,344)	(88.8%)
Income (loss) from discontinued operations, net of income taxes	(5,947)	(1.1%)	3,523	0.7%	(9,470)	#

Net income	$3,517	0.6%	$88,331	17.6%	$(84,814)	(96.0%)

Income per share
Basic—
Income from continuing operations applicable to common stock	$0.39		$3.74		$(3.35)
Income (loss) from discontinued operations applicable to common stock	(0.25)		0.16		(0.40)

Net income	$0.14		$3.90		$(3.75)

Diluted—
Income from continuing operations applicable to common stock	$0.38		$3.52		$(3.14)
Income (loss) from discontinued operations applicable to common stock	(0.24)		0.14		(0.38)

Net income	$0.14		$3.66		$(3.52)

Average number of common shares outstanding—Basic	24,359		22,674		1,685

Average number of common shares outstanding—Diluted	24,842		24,105		737

#—Variances over 100% not displayed.

Net revenue growth of $47.0 million, or 9.4 percent, resulted from a $41.3 million, or 9.4 percent increase in medical transportation and related services revenue and a $5.7 million, or 9.3 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 170 basis points lower in fiscal 2006 compared to the prior year primarily due to a 250 basis point decrease in payroll and employee benefits and a 60 basis point decrease in other operating expenses, both as a percentage of net revenue, partially offset by a 160 basis point increase in the provision for doubtful accounts as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share of $0.38 for fiscal 2006 includes an increase in the average number of diluted shares outstanding during the period from 24.1 million shares at June 30, 2005 to 24.8 million shares at June 30, 2006 due to common shares issued as a result of stock option exercises.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Years Ended June 30,
	2006	2005	$ Change	% Change
Medical transportation and related services	$481,094	$439,838	$41,256	9.4%
Fire and other services	67,407	61,676	5,731	9.3%

Total net revenue	$548,501	$501,514	$46,987	9.4%

Medical Transportation and Related Services

Same service area revenue accounted for $27.6 million of the increase in medical transportation and related services revenue while the remaining $13.7 million resulted from revenues generated under new contracts in Tacoma, Washington, Salem, Oregon, Roswell, New Mexico, Salt Lake City, Utah and the Orlando Regional Healthcare System. Approximately $20.9 million of the increase in same-service area revenue related to increased rates and the balance of $6.7 million was due to increased transports.

A comparison of transports is included in the table below:

	Years Ended June 30,
	2006	2005	Transport Change	% Change
Medical transportation	1,045,722	1,006,697	39,025	3.9%
Alternative transportation	80,781	70,499	10,282	14.6%

Total transports from continuing operations	1,126,503	1,077,196	49,307	4.6%

Medical transports in areas that we served in both fiscal 2006 and 2005 increased by approximately 6,000 transports as a result of an overall aging population, increase in population density where we have significant operations and increased patient travel between specialized treatment health care facilities. Medical transports related to new contracts totaled approximately 33,000 for fiscal 2006. The 14.6 percent increase in transports for our alternative transportation services business can be directly attributed to growth in our non-emergency medical transportation business.

Consolidated net/net EMS APC for fiscal 2006 was $341 compared to $329 for fiscal 2005. The 3.5 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in certain contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $249.7 million and $214.5 million for fiscal 2006 and 2005, respectively. Such discounts represented 35.3 percent and 34.0 percent of gross medical transportation and alternative transportation fees for fiscal 2006 and 2005, respectively. The increase of 130 basis points is primarily a result of rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $4.4 million, or 11.2 percent, of which $3.0 million was related to higher subscription rates and $1.4 million was related to an increase in the number of subscribers. Additionally, master fire fees increased by $1.4 million due to increases in various master fire contract rates.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity and general wage rate increases which resulted in higher salary expense of $18.3 million. Approximately $4.8 million of this increase related to the impact of new service areas. These increases were partially offset by a $4.9 million year over year reduction in workers’ compensation expense due to improved claims history and continuing overall favorable insurance trends and a $3.5 million decline in management incentive expense due in part to bonuses of $4.5 million paid during fiscal 2005 associated with our debt refinancing activities. Payroll and employee benefits as a percentage of net revenue decreased from 51.4 percent to 48.9 percent primarily due to the reduction in worker’s compensation expense and management incentive expense described above.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of total net revenue was 18.0 percent and 16.4 percent for fiscal 2006 and 2005, respectively. As a percentage of net medical transportation and related services revenue, the provision was 21.6 percent and 19.8 percent for fiscal 2006 and 2005, respectively. The increase in the provision is primarily a result of rate increases, many of which are not allowable under government-funded healthcare programs such as Medicare and Medicaid and the related growth in medical transportation revenue across all payer classes. During the second half of fiscal 2006 we experienced a disruption in collections caused by Medicare patients’ transition to Medicare Advantage (“MA”) plans. We also continue to experience a disruption of collections related to Medicaid managed care payers in Arizona.

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

Other Operating Expenses

The increase in other operating expenses was principally due to a $2.6 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher professional fees of $2.4 million which include legal expenses related to market share protection efforts in certain markets and a fee related to an amendment of our credit facility, a $2.0 million increase in contractual service and management fees related to the increased number of transports and increases in other miscellaneous operating expenses, none of which were individually significant. These increases were partially offset by a $3.2 million reduction in general liability insurance costs resulting from favorable historical claims experience in recent years.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense is primarily due to a higher average effective interest rate including a $4.8 million increase in non-cash interest expense related to the accretion of our 12.75 percent Senior Discount Notes as well as a $0.4 million increase in the write-off of debt issuance costs associated with unscheduled Term Loan B principal payments made during fiscal 2006. This increase is partially offset by interest savings stemming from the lower average Term Loan B principal balance.

Loss on Early Extinguishment of Debt

During fiscal 2005, net proceeds from our March 2005 refinancing transaction were used to repay approximately $302.6 million of existing indebtedness. In connection therewith, we recorded $8.2 million of debt extinguishment costs in fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

Minority Interest

The change in minority interest expense is due to increased net income in our joint venture with the City of San Diego in fiscal 2006 as compared to fiscal 2005. Income was generated in fiscal 2006 as a result of rate increases, while the income generated in fiscal 2005 was a result of both rate increases and increases in transports.

Income Tax Provision

During fiscal 2005, we recorded an $83.8 million income tax benefit related to continuing operations, of which $83.9 million was the result of the release of valuation allowances relating to a portion of our net operating loss carryforwards. This amount was partially offset by state income taxes. Beginning in fiscal 2006, we are primarily recognizing deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

We still maintain a valuation allowance of $36.4 million against deferred tax assets that we do not believe will be realized. The valuation allowance includes $14.0 million related to capital loss carryforwards, $10.8 million related to federal net operating loss carryforwards, and $11.6 million related to state net operating loss carryforwards.

During fiscal 2006, we recorded a $10.9 million income tax provision related to continuing operations. This provision includes $9.7 million of deferred income tax expense, which does not require a current cash payment.

The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

The continuing operations tax provision results in an effective tax rate of 51.6 percent. This rate differs from the federal statutory rate of 35.0 percent as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 5.7 percent Additionally, the effective tax rate reflects $0.8 million of adjustments to prior year tax provisions, which increased the effective tax rate by 4.0 percent. The effective income tax rate applicable to continuing operations also includes 6.9 percent related to state income taxes (net of federal benefit). This is significantly higher than the 3.5 percent state tax effective rate we expect based on our current operations and structure. This current year increase in the state tax effective rate relates primarily to management’s assessment of the realizability of certain state net operating loss carryforwards.

Discontinued Operations

During the third quarter of fiscal 2006, we discontinued all medical transportation services provided in the State of New Jersey. We based this decision on the fact that our business primarily consisted of non-emergency medical transportation services and the limited future potential to obtain 911 emergency transportation contracts in that specific area. The financial results of this service area for fiscal 2006 and 2005 are included in income (loss) from discontinued operations.

Effective December 31, 2005 we ceased operating in the City of Augusta, Georgia upon expiration of our exclusive contract to provide medical transportation services to that area. We elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to us. The financial results of this service area for fiscal 2006 and 2005 are included in income (loss) from discontinued operations.

Additionally, the results of operations for service areas where we have ceased operations during fiscal 2005 have been included in income (loss) from discontinued operations for fiscal 2005.

For fiscal 2006 and 2005, net revenue associated with these discontinued service areas totaled $16.0 million and $61.2 million, respectively. Loss from discontinued operations for fiscal 2006 was $5.9 million, which includes an income tax benefit of $3.1 million. Income from discontinued operations for fiscal 2005 was $3.5 million, which includes an income tax provision of $2.1 million. The loss from discontinued operations in fiscal 2006 included $0.9 million of closure-related costs, primarily severance and lease termination charges, an additional $3.4 million in provision for doubtful accounts and a $1.0 million goodwill write-off related to the closure of the New Jersey operation. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

During fiscal 2006, we also recorded a charge of $2.5 million related to an ongoing government investigation into certain of our former operations in the State of Texas which is included in loss from discontinued operations. See Note 15 to the Consolidated Financial Statements for additional information.

Fiscal 2006 Compared To Fiscal 2005 — Segments

Overview

We provide emergency and non-emergency medical transportation services, private fire protection services, primarily on a subscription fee basis, and a variety of other services. We have four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by our senior management. These segments comprise operations within the following areas:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire), Utah

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation services while fire services are predominantly centered in Segments B and C.

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

Segment A

The following table presents financial results and key operating statistics for Segment A for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC and DSO):

	2006	2005	$ Change	% Change
Net Revenue
Medical transportation and related services	$112,701	$110,579	$2,122	1.9%
Other services	3,788	3,526	262	7.4%

Total net revenue	$116,489	$114,105	$2,384	2.1%

Segment profit	$16,271	$13,820	$2,451	17.7%
Operating margin	14.0%	12.1%
Medical transports	288,648	294,739	(6,091)	(2.1%)
Net/net EMS APC	$302	$296	$6	2.0%
DSO	48	48	—	—

Medical transportation rate increases contributed to a $4.4 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $2.3 million decrease in net medical transportation revenue. Segment A’s net revenue increased primarily as a result of a change in payer mix in certain markets. The decrease in transports can be attributed to increased competition for non-emergency medical transportation services, specifically in our Alliance and Columbus, Ohio markets as well as a decline in hospital patient census.

Operating margins improved principally due to effective management of payroll-related costs in relation to transport volume, partially offset by higher provisions for doubtful accounts and other operating expenses.

Payroll-related expense as a percentage of net revenue decreased from 51.6 percent during fiscal 2005 to 48.6 percent during fiscal 2006 primarily due to reductions in temporary staffing, health insurance costs and workers’ compensation expense. Provision for doubtful accounts as a percentage of net revenue increased from 14.2 percent during fiscal 2005 to 16.0 percent during fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Syracuse and Buffalo, New York. Other operating expenses as a percentage of revenue grew from 17.4 percent during fiscal 2005 to 18.8 percent during the fiscal 2006 primarily driven by a $1.5 million increase in general liability insurance costs and a $0.6 million increase in fuel costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC, fire subscriptions and DSO):

	2006	2005	$ Change	% Change
Net Revenue
Medical transportation and related services	$80,686	$78,084	$2,602	3.3%
Fire and other services	21,692	20,765	927	4.5%

Total net revenue	$102,378	$98,849	$3,529	3.6%

Segment profit	$9,400	$7,816	$1,584	20.3%
Operating margin	9.2%	7.9%
Medical transports	233,335	235,011	(1,676)	(0.7%)
Net/net EMS APC	$255	$257	$(2)	(0.7%)
Fire subscriptions	34,740	35,155	(415)	(1.2%)
DSO	61	52	9	17.3%

Medical transportation rate increases contributed to a $3.2 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.6 million decrease in net medical transportation revenue. Higher master fire contract fees and fire subscription rates also contributed to net revenue growth despite a slight decline in the number of fire subscriptions. The decrease in transports can be attributed to increased competition for non-emergency medical transportation services in Cincinnati, Ohio and Lexington, Kentucky, as well as a decline in hospital patient census in Memphis, Tennessee.

Operating margins increased due to operational efficiencies, primarily lower other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue decreased from 53.0 percent during fiscal 2005 to 52.8 percent during fiscal 2006 primarily due to a $0.5 million reduction in workers’ compensation expense partially offset by higher scheduled overtime, fill-in wages and temporary staffing due to market-specific shortages of paramedics and EMT’s. Provision for doubtful accounts as a percentage of net revenue increased from 13.6 percent during fiscal 2005 to 16.4 percent during fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Indiana, which disrupted collections, and an increase in private pay patients with lower receivable collectibility in certain sectors of Tennessee, Florida and Indiana. Additionally, this segment experienced a change in billing center management that caused a disruption in collections. Other operating expenses as a percentage of revenue declined from 20.0 percent during fiscal 2005 to 18.8 percent during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.5 million increase in fuel costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC, fire subscriptions and DSO):

	2006	2005	$ Change	% Change
Net Revenue
Medical transportation and related services	$156,081	$135,302	$20,779	15.4%
Fire and other services	41,252	36,102	5,150	14.3%

Total net revenue	$197,333	$171,404	$25,929	15.1%

Segment profit	$26,977	$21,904	$5,073	23.2%
Operating margin	13.7%	12.8%
Medical transports	260,464	241,446	19,018	7.9%
Net/net EMS APC	$496	$473	$23	5.0%
Fire subscriptions	83,080	78,619	4,461	5.7%
DSO	47	32	15	46.9%

Same service area revenue accounted for $17.8 million of the increase in medical transportation and related services revenue while the remaining $3.0 million resulted from our new service areas in Salt Lake City, Utah and Roswell, New Mexico. Approximately $11.2 million of the increase in same service area net medical transportation revenue was a result of increased rates while the remainder was due to increased transports. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates. The increase in fire and other services revenue is primarily due to 5.7 percent growth in the number of fire subscriptions, higher fire subscription rates, increased master fire rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded during the second quarter of fiscal 2006.

The increase in Segment C’s profit includes a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins remained relatively flat during fiscal 2006 compared to fiscal 2005.

Payroll-related expense as a percentage of net revenue increased 30 basis points, from 50.0 percent during fiscal 2005 to 50.3 percent during fiscal 2006 primarily due to the growth in transports which has placed constraints on the recruitment and retention of qualified personnel, resulting in increased utilization of overtime and temporary staffing. Provision for doubtful accounts as a percentage of net revenue increased from 11.1 percent during fiscal 2005 to 12.4 percent during fiscal 2006 primarily due to a disruption in collections caused by Medicare patients’ transition to MA plans and an extension of the payment cycle related to Medicaid payers in Arizona. In addition, rate increases that are not recoverable from private pay accounts have affected the provision in this segment. Other operating expenses as a percentage of revenue increased from 21.3 percent during fiscal 2005 to 21.9 percent during fiscal 2006 primarily driven by a $1.2 million increase in professional fees associated with contract negotiations and franchise protection efforts, a $1.0 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year to support additional transports, a $1.0 million increase in fuel costs and a $0.8 million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets partially offset by increased provision for doubtful accounts as a percentage of net revenue.

Segment D

The following table presents financial results and key operating statistics for Segment D for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC and DSO):

	2006	2005	$ Change	% Change
Net Revenue
Medical transportation and related services	$131,626	$115,873	$15,753	13.6%
Other services	675	1,283	(608)	(47.4%)

Total net revenue	$132,301	$117,156	$15,145	12.9%

Segment profit	$10,156	$5,605	$4,551	81.2%
Operating margin	7.7%	4.8%
Medical transports	263,275	235,501	27,774	11.8%
Net/net EMS APC	$306	$296	$10	3.4%
DSO	55	57	(2)	(3.5%)

Same service area revenue accounted for $5.1 million of the increase in medical transportation and related services revenue while the remaining $10.7 million resulted from our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract. Approximately $4.1 million of the increase in same service area net medical transportation revenue was due to increased rates while the remainder was due to increased transports. Our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract resulted in approximately 25,800 additional transports for fiscal 2006. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

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

On a same service area basis, payroll-related expense as a percentage of net revenue increased slightly from 37.9 percent during fiscal 2005 to 38.4 percent during fiscal 2006 primarily due to an increase in fill-in wages and health insurance expense due to growth in transport volume. Provision for doubtful accounts as a percentage of net revenue increased from 28.5 percent during fiscal 2005 to 29.5 percent during fiscal 2006 primarily due to rate increases and a change in payer mix in certain markets. Other operating expenses as a percentage of revenue decreased from 26.0 percent during fiscal 2005 to 23.5 percent during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant. This was partially offset by a $1.6 million increase in reimbursements to local ambulance companies that provide services to patients covered under capitated contracts with certain of our hospital customers. We also experienced a $0.6 million increase in fuel costs.

Results of Operations

Fiscal 2005 Compared To Fiscal 2004 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2005 and 2004. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2005	% of Net Revenue	2004	% of Net Revenue	Change	% Change
Net revenue	$501,514	100.0%	$462,546	100.0%	$38,968	8.4%

Operating expenses:
Payroll and employee benefits	257,737	51.4%	240,241	51.9%	17,496	7.3%
Provision for doubtful accounts	82,016	16.4%	79,996	17.3%	2,020	2.5%
Depreciation and amortization	10,608	2.1%	10,471	2.3%	137	1.3%
Other operating expenses	112,543	22.4%	105,910	22.9%	6,633	6.3%
Loss on sale of assets	72	—	32	—	40	#

Total operating expenses	462,976	92.3%	436,650	94.4%	26,326	6.0%

Operating income	38,538	7.7%	25,896	5.6%	12,642	48.8%
Interest expense	(29,567)	(5.9%)	(29,243)	(6.3%)	(324)	1.1%
Interest income	293	0.1%	97	—	196	#
Loss on early extinguishment of debt	(8,170)	(1.6%)	—	—	(8,170)	#

Income (loss) from continuing operations before income taxes and minority interest	1,094	0.2%	(3,250)	(0.7%)	4,344	#
Income tax benefit	83,816	16.7%	225	—	83,591	#
Minority interest	(102)	—	475	0.1%	(577)	#

Income (loss) from continuing operations	84,808	16.9%	(2,550)	(0.6%)	87,358	#
Income from discontinued operations, net of income taxes	3,523	0.7%	8,761	1.9%	(5,238)	(59.8%)

Net income	$88,331	17.6%	$6,211	1.3%	$82,120	#

Income per share
Basic—
Income from continuing operations applicable to common stock	$3.74		$0.10		$3.64
Income from discontinued operations applicable to common stock	0.16		0.42		(0.26)

Net income	$3.90		$0.52		$3.38

Diluted—
Income (loss) from continuing operations applicable to common stock	$3.52		$(0.12)		$3.64
Income from discontinued operations applicable to common stock	0.14		0.40		(0.26)

Net income	$3.66		$0.28		$3.38

Average number of common shares outstanding—Basic	22,674		16,645		6,029

Average number of common shares outstanding—Diluted	24,105		21,817		2,288

#—Variances over 100% not displayed.

Net revenue growth of $39.0 million, or 8.4 percent, resulted from a $33.4 million, or 8.2 percent increase in medical transportation and related services revenue and a $5.6 million, or 10.0 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 210 basis points lower in fiscal 2005 compared to the prior year primarily due to a 90 basis point decrease in provision for doubtful accounts and a 50 basis point reduction in both payroll and employee benefits and other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share of $3.52 for fiscal 2005 includes an increase in the average number of diluted shares outstanding during the period from 21.8 million shares at June 30, 2004 to 24.1 million shares at June 30, 2005 due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options which were in the money at the end of the period. These results reflect revenue and operating margin growth as well as an $83.9 million, or $3.48 per diluted share, reversal of tax valuation allowances and an $8.2 million, or $0.34 per diluted share, loss on early extinguishment of debt as discussed in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Years Ended June 30,
	2005	2004	$ Change	% Change
Medical transportation and related services	$439,838	$406,484	$33,354	8.2%
Fire and other services	61,676	56,062	5,614	10.0%

Total net revenue	$501,514	$462,546	$38,968	8.4%

Medical Transportation and Related Services

Same service area revenue accounted for $31.3 million of the increase in medical transportation and related services revenue while the remaining $2.1 million resulted from revenues generated under the new contract in Tacoma, Washington. Approximately $16.4 million of the increase in same-service area revenue related to increased transports and the balance of $14.9 million was due to an increase in rates.

The following table shows a comparison of consolidated transport volumes:

	Years Ended June 30,
	2005	2004	Transport Change	% Change
Medical transportation	1,006,697	964,520	42,177	4.4%
Alternative transportation	70,499	65,761	4,738	7.2%

Total transports from continuing operations	1,077,196	1,030,281	46,915	4.6%

Medical transports in areas that we served in both fiscal 2005 and 2004 increased by approximately 36,700 transports, while medical transports related to our new contract in Tacoma, Washington totaled approximately 5,500 for fiscal 2005. The 7.2 percent increase in transports for our alternative transportation services business can be directly attributed to growth in our non-emergency medical transportation business.

Consolidated net/net EMS APC for fiscal 2005 was $329 compared to $313 for fiscal 2004. The 5.3 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in certain contracts to provide EMS services as well as a favorable change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $214.5 million and $167.3 million for fiscal 2005 and 2004, respectively. Such discounts represented 34.0 percent and 30.3 percent of gross medical transportation and alternative transportation fees for fiscal 2005 and 2004, respectively. The increase of 370 basis points is primarily a result of an overall increase in rates, which we are unable to pass on to Medicare, Medicaid and certain payers, as well as a shift in the allocation between contractual discounts and bad debt expense.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $3.6 million, or 10.2 percent, of which $2.0 million was related to higher subscription rates and $1.6 million was related to an increase in the number of subscribers. Additionally, master fire contract revenue, which primarily relates to fire protection services at regional airports, grew $1.2 million or 9.9 percent over the previous year primarily as a result of rate increases in various fire contracts.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is related to higher management incentive expenses and increased salary expense partially offset by lower workers’ compensation expense. Management incentives for fiscal 2005 include a one-time bonus of $1.8 million paid to certain members of management in conjunction with our debt refinancing, $1.1 million related to an amendment to our CEO’s employment agreement which allows him to participate in the fiscal 2005 management incentive program, and $1.6 million of increased incentive pay as a result of meeting certain fiscal 2005 operational and profitability goals. In addition, we paid bonuses of $1.35 million each to the CEO and CFO during fiscal 2005 related to the officers successfully completing the operational goals contemplated in the debt refinancing. These operational goals included the reduction of insurance costs, entry into new markets, the positioning of the Company relative to covenants set forth in our new credit arrangements and other matters as the Board deemed relevant. Further consideration was given to an unscheduled principal payment on our Term Loan B in May 2005 as allowed under the provisions of the 2005 Credit Facility.

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

Over the past several years we have worked diligently to close workers compensation claims as soon as possible. We have also worked to minimize future insurance-related losses through proactive risk management and workplace safety initiatives. These programs include the implementation of ergonomic safety programs designed to reduce on-the-job injuries; and complementary return to work, fit for duty, and wellness programs. The progress toward these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a decrease to workers’ compensation expense of $3.0 million during fiscal 2005. Additionally, we recorded a $0.9 million receivable related to a retrospective rating adjustment for policy years ended April 30, 2003 and 2004. These adjustments are reflected as reductions in payroll and employee benefits for year ended June 30, 2005.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of total net revenue was 16.4 percent and 17.3 percent for fiscal 2005 and 2004, respectively. As a percentage of net medical transportation and related services revenue, the provision was 19.8 percent and 20.9 percent for fiscal 2005 and 2004, respectively. The 110 basis point decrease primarily resulted from a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns and the termination of lower rate contracts.

Other Operating Expenses

The increase in other operating expenses was principally due to higher professional fees of $3.0 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act and increases of $2.0 million and $1.1 million in fuel expense and vehicle maintenance, respectively, driven by increases in the number of transports and the cost of fuel. These increases were partially offset by a $5.3 million reduction in general liability insurance expense resulting from favorable historical claims experience during fiscal 2005.

Interest Expense

The increase in interest expense is primarily due to a higher average effective interest rate including a $2.1 million increase in non-cash interest expense related to the accretion of our 12.75% Senior Discount Notes partially offset by $0.8 million of penalty interest accrued during fiscal 2004 due to non-compliance with covenants contained in our old credit facility agreement. See Liquidity and Capital Resources – Refinancing Activities for further discussion of our new financing structure.

Loss on Early Extinguishment of Debt

During fiscal 2005, net proceeds from our March 2005 refinancing transaction were used to repay approximately $302.6 million of existing indebtedness. In connection therewith, we recorded $8.2 million of debt extinguishment costs in fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

Minority Interest

The change in minority interest expense is due to net income in our joint venture with the City of San Diego in fiscal 2005 compared to a net loss in fiscal 2004. Income was generated in the current year compared to the loss in the previous year primarily due to growth in net revenue as a result of increases in both rates and transports.

Income Tax Provision

During fiscal 2005, we recorded an $83.8 million income tax benefit related to continuing operations, of which $83.9 million was the result of the release of valuation allowances relating to a portion of our net operating loss carryforwards. This amount was partially offset by state income taxes.

Discontinued Operations

We ceased operating in two and four medical transportation service areas during 2006 and 2005, respectively, as a result of our determination that these service areas no longer met our internal operational and profitability measures. We also ceased operating in one fire service area during fiscal 2005 as part of our strategic decision for our planned exit as the contracted provider of fire protection services in this service area. The results of these service areas for fiscal 2005 and 2004 are included in income from discontinued operations as well as the results of service areas in which we ceased operating during fiscal 2004 as described below. Additionally, the results of operations for service areas where we have ceased operations during fiscal 2004 have been included in income (loss) from discontinued operations for fiscal 2004.

Net revenue for discontinued service areas totaled $61.2 million and $80.9 million for the fiscal 2005 and 2004, respectively. Excluding the allocation of certain fixed overhead costs, these service areas generated income of $3.5 million and $8.8 million, net of income tax provision of $2.1 million and $0.5 million, in fiscal 2005 and 2004, respectively.

Fiscal 2005 Compared To Fiscal 2004 — Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for fiscal 2005 and 2004 (in thousands, except medical transports and net/net EMS APC):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$110,579	$112,216	$(1,637)	(1.5%)
Other services	3,526	3,916	(390)	(10.0%)

Total net revenue	$114,105	$116,132	$(2,027)	(1.7%)

Segment profit	$13,820	$10,644	$3,176	29.8%
Operating margin	12.1%	9.2%
Medical transports	294,739	293,231	1,508	0.5%
Net/net EMS APC	$296	$290	$6	2.0%

Segment A’s net revenue decreased primarily as a result of increased contractual allowances due to a change in payer mix in certain markets slightly offset by increased transports.

Operating margins improved principally due to lower payroll-related costs as a percentage of net revenue partially offset by higher other operating expenses, as a percentage of net revenue. Payroll-related expense as a percentage of net revenue decreased from 53.2 percent during fiscal 2004 to 51.6 percent during fiscal 2005 primarily due to reductions in health insurance costs and workers’ compensation expense partially offset by higher fill-in wages. Provision for doubtful accounts as a percentage of net revenue decreased from 16.8 percent during fiscal 2004 to 14.2 percent during fiscal 2005 primarily due to a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns. Other operating expenses as a percentage of net revenue grew from 16.6 percent during fiscal 2004 to 17.4 percent during the fiscal 2005 primarily driven by a $0.5 million increase in fuel costs and increases other miscellaneous operating costs, none of which were individually significant, partially offset by a reduction in general liability insurance costs of $1.0 million.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for fiscal 2005 and 2004 (in thousands, except medical transports, net/net EMS APC and fire subscriptions):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$78,084	$74,106	$3,978	5.4%
Fire and other services	20,765	19,059	1,706	9.0%

Total net revenue	$98,849	$93,165	$5,684	6.1%

Segment profit	$7,816	$6,293	$1,523	24.2%
Operating margin	7.9%	6.8%
Medical transports	235,011	224,915	10,096	4.5%
Net/net EMS APC	$257	$249	$8	3.2%
Fire subscriptions	35,155	35,063	92	0.3%

The increase in the number of medical transports contributed to a $3.3 million increase in net medical transportation revenue while medical transportation rate increases contributed to a $0.7 million increase in net medical transportation revenue. Higher master fire contract fees and fire subscription rates combined with growth in the number of fire subscriptions also contributed to net revenue growth.

Operating margins increased slightly due to lower provision for doubtful accounts as a percentage of net revenue and slightly lower payroll related costs.

Payroll related expense as a percentage of net revenue decreased from 53.6 percent during fiscal 2004 to 53.0 percent during fiscal 2005 primarily due to a $0.3 million reduction in workers’ compensation expense partially offset by higher scheduled overtime, vacation and management incentive expense. Provision for doubtful accounts as a percentage of net revenue decreased from 15.0 percent during fiscal 2004 to 13.6 percent during fiscal 2005 primarily due to a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns. Other operating expenses as a percentage of revenue increased from 19.8 percent during fiscal 2004 to 20.0 percent during fiscal 2005 primarily driven by a $0.6 million increase in fuel costs and increased first-responder fees partially offset by a $0.5 million decrease in general liability insurance costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for fiscal 2005 and 2004 (in thousands, except net/net medical transports, net/net EMS APC and fire subscriptions):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$135,302	$112,857	$22,445	19.9%
Fire and other services	36,102	32,699	3,403	10.4%

Total net revenue	$171,404	$145,556	$25,848	17.8%

Segment profit	$21,904	$16,079	$5,825	36.2%
Operating margin	12.8%	11.0%
Medical transports	241,446	224,600	16,846	7.5%
Net/net EMS APC	$473	$422	$51	12.1%
Fire subscriptions	78,619	73,784	4,835	6.6%

Approximately $14.0 million of the increase in net medical transportation revenue is a result of an increase in rates and approximately $8.4 million is a result of a greater number of medical transports. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates. The increase in fire and other services revenue is primarily due to the 6.6 percent growth in the number of fire subscriptions as well as higher fire subscription rates.

Payroll related expense as a percentage of net revenue decreased 210 basis points from 52.1 percent during fiscal 2004 to 50.0 percent during fiscal 2005 primarily due to payroll efficiencies achieved while servicing a greater number of transports. Provision for doubtful accounts as a percentage of net revenue decreased slightly from 11.3 percent during fiscal 2004 to 11.1 percent during fiscal 2005 primarily due to a shift in the allocation between contractual discounts and bad debt expense as a result of billing rate increases and historical collection patterns. Other operating expenses as a percentage of net revenue remained flat year over year.

The increase in net/net EMS APC is a result of rate increases in certain markets in which Segment C operates.

Segment D

The following table presents financial results and key operating statistics for Segment D for fiscal 2005 and 2004 (in thousands, except medical transports and net/net EMS APC):

	2005	2004	$ Change	% Change
Net Revenue
Medical transportation and related services	$115,873	$107,305	$8,568	8.0%
Other services	1,283	388	895	#

Total net revenue	$117,156	$107,693	$9,463	8.8%

Segment profit	$5,605	$3,351	$2,254	67.3%
Operating margin	4.8%	3.1%
Medical transports	235,501	221,774	13,727	6.2%
Net/net EMS APC	$296	$298	$(2)	(0.7%)

#—Variances over 100% not displayed.

The increase in Segment D’s net revenue is primarily due to 6.2 percent growth in the number of transports and higher revenue from master contracts with hospitals and healthcare facilities. Our new service area in Tacoma, Washington resulted in 5,500 additional transports and contributed to higher net revenue in fiscal 2005. The increase in other services revenue is primarily due to consulting fees recognized during fiscal 2005.

Payroll-related expense as a percentage of net revenue decreased from 38.7 percent during fiscal 2004 to 37.9 percent during fiscal 2005 primarily due payroll efficiencies achieved while providing a greater number of transports. Provision for doubtful accounts as a percentage of net revenue increased from 27.7 percent during fiscal 2004 to 28.5 percent during fiscal 2005 primarily due to rate increases and a change in payer mix in certain markets. Other operating expenses as a percentage of revenue decreased from 27.6 percent during fiscal 2004 to 26.0 percent during fiscal 2005 primarily driven by a $1.3 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant. This was partially offset by a $0.9 million increase in reimbursements to local ambulance companies that provide services to patients covered under capitated contracts with certain of our hospital customers and a $0.4 million increase in fuel costs.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Medical Transportation and Related Services Revenue Recognition

Medical transportation and related services fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers. Because of the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $249.7 million, $214.5 million and $167.3 million for fiscal 2006, 2005 and 2004, respectively. As a percentage of gross medical transportation and related services revenue, contractual discounts were 35.3 percent, 34.0 percent and 30.3 percent for fiscal 2006, 2005 and 2004, respectively.

Based on the allocation of provisions between discounts and doubtful accounts, a one percent change in our estimated collection percentage would change net revenue by $5.1 million for fiscal 2006.

Provision for Doubtful Accounts for Medical Transportation Revenue

As discussed above, discounts applicable to Medicare, Medicaid and other third-party payers are recorded as reductions of gross revenue. We also estimate provisions related to the potential uncollectibility of amounts billed to other payers based on historical collection data and historical write-off activity within each service area. The provision for doubtful accounts can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and, the quality of our billing documentation and procedures. The provision for doubtful accounts percentage that is applied to gross medical transportation and related services fee revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the provision for doubtful accounts may be overstated or understated. The provision for doubtful accounts on medical transportation and related services revenue from continuing operations totaled $98.9 million, $82.0 million and $80.0 million for fiscal 2006, 2005 and 2004, respectively. The provision for doubtful accounts as a percentage of net medical transportation and related services fees was 21.6 percent, 19.8 percent and 20.9 percent for fiscal 2006, 2005 and 2004, respectively.

Based on the allocation of provisions between discounts and doubtful accounts, a one percent change in our estimated collections percentage would change the provision for doubtful accounts by $2.0 million for fiscal 2006.

Insurance Claim Reserves

In the ordinary course of our business, we are subject to accident, injury and professional liability claims. Additionally, certain of our operational contracts, as well as laws in certain of the areas where we operate, require that specified amounts of insurance coverage be maintained. In order to minimize the risk of exposure and comply with such legal and contractual requirements, we carry a broad range of insurance policies, including comprehensive general liability, automobile, property damage, professional, workers’ compensation and other lines of coverage. We typically renew each of these policies annually and purchase limits of coverage at levels management believes are appropriate, taking into account historical and projected claim trends, reasonable protection of our assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained may be achieved through a combination of primary policies, excess policies and self-insurance.

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as our historical claims experience. We also recognize a receivable from our insurers for amounts expected to be recovered in excess of our retention. We periodically evaluate the financial capacity of our insurers to assess the recoverability of the related receivables.

We engage third-party administrators (“TPAs”) to manage claims resulting from our general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on a semi-annual basis. We adjust our claim reserves with an associated charge or credit to expense as new information on the underlying claim is obtained.

Reserves related to workers’ compensation claims totaled $12.6 million and $12.8 million at June 30, 2006 and 2005, respectively. Reserves related to general liability claims totaled $19.5 million and $21.6 million at June 30, 2006 and 2005, respectively.

Deferred Tax Assets and Liabilities

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances.

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

Liquidity and Capital Resources

Our liquidity needs are primarily to service long-term debt, working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

We believe that cash flow from operations coupled with existing cash balances and funds available through our $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through June 30, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes payable on September 15 and March 15, as well as estimated quarterly interest payments on our Term Loan B of approximately $2.0 million.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively. The decrease in our insurance deposits was primarily due to a delay in funding our excess general liability program negotiated and effective June 2006. In May 2006, Reliance Insurance Company returned $1.2 million of cash collateral representing the remaining balance of our worker’s compensation cash insurance deposits held by this carrier, and in May 2006, we received $4.4 million of refunds related to our retrospective workers’ compensation policy for the policy year ended April 30, 2005 in the third and fourth quarter, respectively.

During fiscal 2006, we made unscheduled principal payments on our Term Loan B totaling $21.0 million, made payments totaling $16.2 million for capital expenditures, made payments under the 2005 Management Incentive Program of $4.0 million and funded the calendar 2004 employer match 401(k) liability of $1.6 million. The Term Loan B unscheduled principal payments discussed above satisfy the excess cash flow sweep requirement under the Term Loan B facility as of September 2006.

During fiscal 2005, we made a $7.0 million unscheduled principal payment on our Term Loan B which was applied to the 1 percent annual principal payment requirement; therefore, no principal payments are required until maturity in March 2011. Additionally, we made a one-time payment of $1.5 million to our CEO under the terms of his employment agreement, paid bonuses to certain members of management totaling $1.8 million associated with the refinancing of our debt in fiscal 2005 and paid bonuses of $1.35 million each to the CEO and CFO during fiscal 2005 related to the successful completion of operational goals contemplated in the debt refinancing.

The table below summarizes cash flow information for fiscal 2006, 2005 and 2004 (in thousands):

	Years Ended June 30,
	2006	2005	2004
Net cash provided by operating activities	$27,097	$24,855	$14,501
Net cash used in investing activities	(20,569)	(12,372)	(8,421)
Net cash used in financing activities	(21,175)	(11,167)	(2,269)

Operating Activities

Net cash provided by operating activities totaled $27.1 million in fiscal 2006 compared with $24.9 million in fiscal 2005. The $2.2 million or 8.8% increase is primarily attributable to the net impact of an $84.8 million decrease in net income and a $15.0 million increase in net operating assets offset by a $102.0 million increase in non-cash charges. The decrease in net income is primarily attributable to the recognition of $83.9 million of deferred tax benefits in fiscal 2005 due to management’s determination that the related deferred tax assets, primarily those relating to the Company’s net operating loss carryovers, would be realized in the future. The increase in net operating assets is primarily attributable to an increase in accounts receivable due to growth in medical transportation revenue and slowdown in collections from patients covered by certain forms of government insurance offset by reductions in amounts on deposit with the Company’s insurers. The increase in non-cash expenses is primarily attributable to the recognition in fiscal 2005 of the previously mentioned deferred tax benefits, an increase in the provision for doubtful accounts caused by the previously mentioned growth in medical transportation revenue and lengthening of the collection cycle and the increase in non-cash interest accrued on the Company’s 12.75% Senior Discount Notes during fiscal 2006 which were issued in March 2005 offset by the absence in fiscal 2006 of the non-cash portion of the debt extinguishment charge recognized in fiscal 2005 and the classification of tax benefits from stock option exercises in operating activities in fiscal 2005; as a result of the adoption of SFAS 123(R) effective July 1, 2005, such tax benefits are now classified within financing activities.

We had working capital of $45.0 million at June 30, 2006, including cash, cash equivalents and short-term investments of $9.2 million, compared to working capital of $44.0 million, including cash and cash equivalents of $17.7 million, at June 30, 2005. The increase in working capital as of June 30, 2006 is primarily related to higher net accounts receivable combined with lower accrued liabilities partially offset by lower cash balances related to unscheduled principal payments made during the year.

Net cash provided by operating activities was higher in fiscal 2005 than fiscal 2004, as net income in 2005 included the accretion of our 12.75% Senior Discount Notes and the related amortization of deferred financing costs which represent non-cash interest expense that is included in net income but does not require cash payments during the current period and $5.7 million related to the loss on early extinguishment of debt discussed in the refinancing activities section below. In addition, net cash was provided by fluctuations in other operating assets and liabilities. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

Investing Activities

Cash used in investing activities includes the net purchase of short-term investments, capital expenditures and proceeds from the sale of property and equipment. During fiscal 2006, we began investing excess funds in highly liquid, short-term auction rate securities with net purchases totaling $6.2 million during the period. We had capital expenditures totaling $16.2 million and $12.5 million for fiscal 2006 and 2005, respectively. The $3.7 million increase in current year capital expenditures is primarily due to entry into the Salt Lake City, Utah market. Additionally, we received proceeds from the sale of real estate of $1.6 million primarily due to the sale of real estate in Arizona.

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

Financing Activities

Financing activities include the issuance and repayment of debt, tax benefit from the exercise of options, proceeds from the issuance of common stock, minority shareholder distributions and cash paid for debt issuance costs. During fiscal 2006, we made unscheduled principal payments on our Term Loan B totaling $21.0 million. We anticipate annual interest savings of approximately $1.6 million as a result of these payments. Additionally, we made $0.3 million in distributions to the City of San Diego, the minority shareholder in our medical services joint venture. The reduction in current year stock option exercises contributed to a $2.3 million decrease in cash provided by the issuance of common stock, which was offset by $0.9 million of tax benefits from the exercise of such options; prior to the adoption of SFAS 123(R), such amounts were included in net cash provided by operating activities.

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

Fiscal 2005 Refinancing Activities

During March 2005, we completed a refinancing transaction whereby our newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), entered into new senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million, comprised of a $135.0 million Term Loan B facility due March 2011 (the “Term Loan B”), a $20.0 million revolving credit facility due March 2010 (the “Revolving Credit Facility”) and a $35.0 million prefunded letter of credit facility (the “Letter of Credit Facility”). In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and we issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) 12.75% senior discount notes due 2016 (the “Senior Discount Notes”). The Senior Subordinated Notes and the Senior Discount Notes were sold in private placement transactions and have been subsequently registered under the Securities Act of 1933, as amended.

During fiscal 2005, net proceeds from our March 2005 refinancing transaction were used to repay approximately $302.6 million of existing indebtedness. In connection therewith, we recorded $8.2 million of debt extinguishment costs in fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

Credit Facility Amendments

Effective June 30, 2005, the Company executed an amendment to the 2005 Credit Facility (“Amendment No. 1”) whereby the definition of the term “Fixed Charges” was modified to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

On December 27, 2005, we amended certain terms, conditions and covenants contained in our 2005 Credit Facility (“Amendment No. 2”). Specifically, Amendment No. 2 permits us to use net proceeds from the issuance of qualified equity to repurchase our 12.75% Senior Discount Notes due March 2016 (the “Senior Discount Notes”) issued by Rural/Metro Corporation and/or our 9.875% Senior Subordinated Notes due March 2015 (the “Senior Subordinated Notes”) issued by Rural/Metro LLC and its subsidiary, Rural/Metro (Delaware) Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), and further allows us to use up to $10.0 million of cash on hand to purchase any remaining Senior Discount Notes in their entirety. Following any redemption of the Senior Discount Notes, our total leverage ratio may not exceed 4.0 to 1.0.

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

On May 5, 2006, we amended certain terms and conditions contained in our 2005 Credit Facility (“Amendment No. 3”). Specifically, Amendment No. 3 reduced the interest rate payable on our Term Loan B from LIBOR plus 2.50 percent to LIBOR plus 2.25 percent. Additionally, Amendment No. 3 reduced the interest rate payable on our Letter of Credit Facility from 2.50 percent to 2.25 percent. As permitted under the original Credit Facility Agreement, we also expanded our Letter of Credit Facility from $35.0 million to $45.0 million. We anticipate that these modifications will result in annual interest savings of approximately $0.4 million.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements.

We were in compliance with all of our covenants under our 2005 Credit Facility at June 30, 2006.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Debt leverage ratio	< 5.25	4.19	< 4.50	< 4.25	< 4.25	< 4.00
Interest expense coverage ratio	> 2.25	2.32	> 2.25	> 2.25	> 2.50	> 2.50
Fixed charge coverage ratio	> 1.10	1.29	> 1.15	> 1.15	> 1.20	> 1.20
Maintenance capital expenditure(1)	< $20.0 million	$14.5 million	N/A	N/A	N/A	< $22.0 million
New business capital expenditure	< $4.0 million	$1.7 million	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments and lease obligations that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
9.875% Senior Subordinated Notes due March 2015	125,000	—	—	—	125,000
Senior Secured Term Loan B due March 2011	107,000	—	—	107,000	—
Interest payments	219,933	21,428	42,856	38,861	116,788
Purchase obligations	10,563	7,424	2,365	774	—
Operating leases	64,954	9,594	16,866	13,265	25,229
Other debt obligations	204	37	82	44	41

Total contractual cash obligations	$621,154	$38,483	$62,169	$159,944	$360,558

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$39,863	$39,863	$—	$—	$—

Surety bonds	$8,556	$8,556	$—	$—	$—

In the table above, interest payments have been calculated using the following interest assumptions; Senior Discount Notes at 12.75% per year beginning in 2010, Senior Subordinated Notes at 9.875% per year, $97.0 million of the Term Loan B at 7.50% per year, $10.0 million of the Term Loan B at 7.40% per year, Revolving Credit Facility commitment fee at 0.50% per year, Letter of Credit participation fee at 2.65% per year and Letter of Credit fronting fee at 0.125% per year.

As discussed in Note 13 to the consolidated financial statements, we make annual contributions to our defined benefit pension plan as determined to be required by the plan’s independent actuary. We expect to contribute $2.2 million to our defined benefit pension plan during fiscal 2007. We are currently unable to estimate our expected future contributions in excess of one year.

Additionally, as discussed in Note 8 to the consolidated financial statements, we are subject to accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. The related future claims payments are estimated on a semi-annual basis by our independent actuaries. Actuarial projected loss payments have been determined to be $7.6 million during fiscal 2007, $5.2 million during fiscal 2008, $3.4 million during fiscal 2009 and $6.3 million thereafter.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the fiscal years ended June 30, 2006, 2005 and 2004, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Years Ended June 30,
	2006	2005	2004
Net income	$3,517	$88,331	$6,211
Add back:
Depreciation and amortization	12,412	11,632	12,256
Interest expense	31,025	29,567	29,243
Interest income	(548)	(298)	(97)
Income tax (benefit) provision	7,767	(81,674)	311

EBITDA	54,173	47,558	47,924

Increase (decrease):
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	298	97
Income tax benefit (provision)	(7,767)	81,674	(311)
Provision for doubtful accounts	105,403	88,030	91,477
Non-cash adjustments to insurance claims reserves	(8,440)	(6,725)	(722)
Accretion of 12.75% Senior Discount Notes	6,895	2,066	—
Deferred income taxes	5,893	(84,155)	—
Amortization of deferred financing costs	2,367	2,604	2,753
(Gain) loss on sale of property and equipment	(1,412)	454	39
Earnings (losses) of minority shareholder	759	102	(475)
Stock based compensation	28	—	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—
Tax benefit from the exercise of stock options	—	2,202	—
Amortization of debt discount	—	17	26
Changes in operating assets and liabilities	(100,325)	(85,371)	(97,064)

Net cash provided by operating activities	$27,097	$24,855	$14,501

Fiscal 2006 consolidated EBITDA increased over fiscal 2005 by $6.6 million due to the negative impact of an $8.2 million loss on early extinguishment of debt in fiscal 2005. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

For fiscal 2005, consolidated EBITDA of $47.6 million decreased $0.3 million, from $47.9 million in fiscal 2004. The decrease can be primarily attributed to the loss on early extinguishment of debt of $8.2 million, of which $5.7 million was non-cash.

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

In prior years, certain insurers required us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Total cash deposits relating to our insurance programs were $3.8 million and $11.1 million at June 30, 2006 and 2005, respectively. As of June 30, 2005, we replaced collateral previously held by the insurers with letters of credit in support of our fiscal 2006 policies which began on May 1, 2005. Letters of credit in support of our insurance programs issued under our Credit Facility discussed in Note 9 totaled $39.5 million and $32.8 million at June 30, 2006 and 2005, respectively.

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

A summary of activity in our general liability claim reserves, the current portion of which is included in accrued liabilities and the non-current portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2003	$16,036	$2,101	$13,935
Provision charged to other operating expense	7,020	—	7,020
Claim payments charged against the reserve	(5,219)	—	(5,219)
Increase in estimated recoverable claims	7,564	7,564	—

Balance June 30, 2004	25,401	9,665	15,736
Provision charged to other operating expense	3,553	—	3,553
Claim payments charged against the reserve	(5,334)	—	(5,334)
Decrease in estimated recoverable claims	(2,014)	(2,014)	—

Balance June 30, 2005	21,606	7,651	13,955
Provision charged to other operating expense	3,840	—	3,840
Claim payments charged against the reserve	(4,741)	—	(4,741)
Decrease in estimated recoverable claims	(1,159)	(1,159)	—

Balance June 30, 2006	$19,546	$6,492	$13,054

Over the past two years we have worked diligently to close our outstanding general liability claims. We have also worked to minimize future losses through proactive risk management and workplace safety initiatives, including the implementation of Drivecam technology in the ambulance fleet. The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a reduction in our reserves by $2.8 million and $3.4 million for the years ended June 30, 2006 and 2005, respectively.

Workers’ Compensation

We have historically maintained insurance policies for workers’ compensation liability. We are required by law and by most of our operational contracts to maintain minimum statutory limits of workers’ compensation insurance. These policies are typically renewed annually. We engage independent actuaries to assist with our evaluation of the adequacy of our workers’ compensation claim reserves. If the ultimate development of these claims is significantly different than has been estimated, the reserves for workers’ compensation claims could be overstated or understated. See “Risk Factors — Our claim reserves may prove inadequate.”

The following is a summary of activity in our workers’ compensation claim reserves, the current portion of which is included in accrued liabilities and the non-current portion of which is included in other liabilities on the consolidated balance sheet (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2003	$11,959	$704	$11,255
Claim payments charged against the reserve	(3,165)	—	(3,165)
Decrease in estimated recoverable claims	(403)	(403)	—

Balance June 30, 2004	8,391	301	8,090
Provision charged to payroll and employee benefits	1,415	—	1,415
Increase in deposits	7,630	—	7,630
Retrospective-rated premium refunds	(2,134)	939	(3,073)
Claim payments charged against the reserve	(2,533)	—	(2,533)
Decrease in estimated recoverable claims	(17)	(17)	—

Balance June 30, 2005	12,752	1,223	11,529
Provision charged to payroll and employee benefits	3,869	—	3,869
Decrease in deposits	(1,205)	—	(1,205)
Retrospective-rated premium refunds	(1,272)	807	(2,079)
Claim payments charged against the reserve	(1,556)	—	(1,556)
Decrease in estimated recoverable claims	(10)	(10)	—

Balance June 30, 2006	$12,578	$2,020	$10,558

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

In each of the policy years ended April 30, 2003, 2004 and 2005, we purchased workers compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustment at certain intervals based on subsequent reviews of actual losses incurred as well as payroll amounts. We determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense. During fiscal 2004, a premium refund applicable to the policy year ended April 30, 2003 was received in the amount of $1.2 million and was recognized as a reduction of workers compensation expense. Additionally, during fiscal 2005, a payroll audit applicable to the policy year ended April 30, 2004 was completed and resulted in additional premiums and related workers compensation expense of $0.2 million. Finally, during fiscal 2006 and 2005, we reduced our estimated premium refunds by $1.1 million and $0.9 million, respectively, relating to these policy years based upon an updated loss assessment prepared by our independent actuaries.

With respect to our workers compensation policy for the policy year ended April 30, 2005, we determined that the risk of loss was not effectively transferred to the insurer. As a result, we recorded a deposit for amounts paid to the insurer during the policy period in excess of the insurers identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. During May 2006, we received a partial refund of our deposit in the amount of $4.4 million as a result of our improved claims experience. Such improved claims experience also resulted in a $1.3 million reduction in our related claim reserves during fiscal 2006. As of June 30, 2006 and 2005, our deposit balances for the retrospective policy year ended April 30, 2005 were $2.5 million and $7.6 million, respectively. At June 30, 2006 and 2005, our claim reserves for this policy were $3.0 million and $5.5 million, respectively.

Reliance and Legion

During fiscal years 1992 through 2002, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company and Legion Insurance Company. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress” as well as Note 8 to the consolidated financial statements.

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2006 and 2005 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations.

	2006
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Net revenue	$134,130	$137,304		$137,917		$139,150
Operating income	$14,211	$13,319	(a)	$9,615		$14,462	(a)
Income from continuing operations	$3,190	$3,226		$594		$2,454
Income (loss) from discontinued operations	$389	$(459)		$(4,636	)(b)	$(1,241)
Net income (loss)	$3,579	$2,767		$(4,042)		$1,213
Basic income from continuing operations applicable to common stock per share	$0.13	$0.13		$0.02		$0.10
Basic income (loss) per share	$0.15	$0.11		$(0.16)		$0.05
Diluted income from continuing operations applicable to common stock per share	$0.13	$0.13		$0.02		$0.10
Diluted income (loss) per share	$0.14	$0.11		$(0.16)		$0.05

	2005
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Net revenue	$120,976	$121,553		$129,081		$129,904
Operating income	$10,389	$8,930	(a)	$10,405		$8,814	(a)
Income (loss) from continuing operations	$2,827	$1,555		$(4,846	)(c)	$85,272	(d)
Income (loss) from discontinued operations	$1,590	$1,502		$1,861		$(1,430)
Net income (loss)	$4,417	$3,057		$(2,985	)(c)	$83,842	(d)
Basic income (loss) from continuing operations applicable to common stock per share	$0.13	$0.07		$(0.21)		$3.63
Basic income (loss) per share	$0.20	$0.14		$(0.13)		$3.57
Diluted income (loss) from continuing operations applicable to common stock per share	$0.12	$0.06		$(0.21)		$3.42
Diluted income (loss) per share	$0.19	$0.13		$(0.13)		$3.37

(a)	Operating income for the second quarters of 2006 and 2005 and the fourth quarters of 2006 and 2005 included $2.4 million, $0.4 million, $8.0 million and $6.1 million, respectively, of non-cash reductions of our insurance claim reserves due to favorable loss experience.
(b)	Loss from discontinued operations includes a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas.
(c)	Loss from continuing operations and net loss for the third quarter of 2005 include an $8.2 million loss on early extinguishment of debt.
(d)	Income from continuing operations and net income for the fourth quarter of 2005 include an $83.9 million and an $82.8 million, respectively, reversal of deferred tax asset valuation allowances.

Subsequent Events

On July 25, 2006, we were notified by the Town of Paradise Valley that it desired to terminate its contract for fire protection services effective June 30, 2007. The Town cited its location in the center of a growing urban area and its desire to transition services to the City of Phoenix Fire Department as primary reasons for its decision. We currently provide fire protection services on a subscription-fee basis to individual property owners in Paradise Valley. This business generated net revenue of $2.3 million, $1.9 million and $2.0 million in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25 percent and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25 percent. Based on current amounts outstanding under Term Loan B, a 1 percent increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.1 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

We have completed integrated audits of Rural/Metro Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 21, 2006

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,041	$17,688
Short-term investments	6,201	—
Accounts receivable, net	83,367	71,986
Inventories	13,135	12,743
Deferred tax assets	9,461	10,110
Prepaid expenses and other	3,702	9,449

Total current assets	118,907	121,976
Property and equipment, net	45,970	41,402
Goodwill	38,362	39,344
Deferred tax assets	69,657	75,551
Insurance deposits	2,842	9,037
Other assets	23,454	26,818

Total assets	$299,192	$314,128

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,957	$14,738
Accrued liabilities	38,594	42,327
Deferred revenue	21,342	19,429
Current portion of long-term debt	37	1,497

Total current liabilities	73,930	77,991
Long-term debt, net of current portion	291,337	305,478
Other liabilities	25,332	27,846

Total liabilities	390,599	411,315

Minority interest	2,065	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both June 30, 2006 and 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,495,518 and 24,117,499 shares issued and outstanding at June 30, 2006 and 2005, respectively	245	241
Additional paid-in capital	153,955	152,305
Treasury stock, 96,246 shares at both June 30, 2006 and 2005	(1,239)	(1,239)
Accumulated deficit	(246,433)	(249,950)

Total stockholders’ equity (deficit)	(93,472)	(98,643)

Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$314,128

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Net revenue	$548,501	$501,514	$462,546

Operating expenses:
Payroll and employee benefits	268,491	257,737	240,241
Provision for doubtful accounts	98,929	82,016	79,996
Depreciation and amortization	11,197	10,608	10,471
Other operating expenses	119,588	112,543	105,910
(Gain) loss on sale of assets	(1,311)	72	32

Total operating expenses	496,894	462,976	436,650

Operating income	51,607	38,538	25,896
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	293	97
Loss on early extinguishment of debt	—	(8,170)	—

Income (loss) from continuing operations before income taxes and minority interest	21,130	1,094	(3,250)
Income tax (provision) benefit	(10,907)	83,816	225
Minority interest	(759)	(102)	475

Income (loss) from continuing operations	9,464	84,808	(2,550)
Income (loss) from discontinued operations, net of income taxes	(5,947)	3,523	8,761

Net income	3,517	88,331	6,211
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,262)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066

Net income applicable to common stock	$3,517	$88,331	$8,695

Income per share
Basic—
Income from continuing operations applicable to common stock	$0.39	$3.74	$0.10
Income (loss) from discontinued operations applicable to common stock	(0.25)	0.16	0.42

Net income	$0.14	$3.90	$0.52

Diluted—
Income (loss) from continuing operations applicable to common stock	$0.38	$3.52	$(0.12)
Income (loss) from discontinued operations applicable to common stock	(0.24)	0.14	0.40

Net income	$0.14	$3.66	$0.28

Average number of common shares outstanding—Basic	24,359	22,674	16,645

Average number of common shares outstanding—Diluted	24,842	24,105	21,817

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at June 30, 2003	16,314,591	$163	$135,408	$(1,239)	$(344,492)	$(210,160)
Issuance of common stock under the Employee Stock Purchase Plan	341,430	3	309	—	—	312
Issuance of common stock due to options exercised under Stock Option Plans	278,741	3	179	—	—	182
Issuance of common stock upon settlement of redeemable preferred stock	4,955,278	50	7,433	—	—	7,483
Accretion of redeemable preferred stock		—	(6,320)	—	—	(6,320)
Credit related to settlement of redeemable preferred stock with common stock		—	10,066	—	—	10,066
Comprehensive income, net of tax:
Net income		—	—	—	6,211	6,211

Comprehensive income						6,211

Balance at June 30, 2004	21,890,040	219	147,075	(1,239)	(338,281)	(192,226)
Issuance of common stock under the Employee Stock Purchase Plan	67,853	1	86	—	—	87
Issuance of common stock due to options exercised under Stock Option Plans	2,159,606	21	2,942	—	—	2,963
Tax benefit from options exercised under Stock Option Plans		—	2,202	—	—	2,202
Comprehensive income, net of tax:
Net income		—	—	—	88,331	88,331

Comprehensive income						88,331

Balance at June 30, 2005	24,117,499	241	152,305	(1,239)	(249,950)	(98,643)
Issuance of common stock due to options exercised under Stock Option Plans	378,019	4	727	—	—	731
Tax benefit from options exercised under Stock Option Plans		—	895	—	—	895
Stock-based compensation expense		—	28	—	—	28
Comprehensive income, net of tax:
Net income		—	—	—	3,517	3,517

Comprehensive income						3,517

Balance at June 30, 2006	24,495,518	$245	$153,955	$(1,239)	$(246,433)	$(93,472)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,517	$88,331	$6,211
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	105,403	88,030	91,477
Depreciation and amortization	11,430	11,630	12,256
Non-cash adjustments to insurance claims reserves	(8,440)	(6,725)	(722)
Accretion of 12.75% Senior Discount Notes	6,895	2,066	—
Deferred income taxes	5,893	(84,155)	—
Amortization of deferred financing costs	2,367	2,604	2,753
(Gain) loss on sale of property and equipment	(1,412)	454	39
Goodwill impairment	982	—	—
Earnings (losses) of minority shareholder	759	102	(475)
Stock based compensation	28	—	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—
Tax benefit from the exercise of stock options	—	2,202	—
Amortization of debt discount	—	17	26
Change in assets and liabilities—
Accounts receivable	(116,784)	(94,668)	(96,397)
Inventories	(392)	(1,005)	(234)
Prepaid expenses and other	4,245	(3,049)	(1,001)
Insurance deposits	3,744	(5,311)	(1,307)
Other assets	1,833	1,510	(7,638)
Accounts payable	(626)	750	55
Accrued liabilities	451	3,597	(14,071)
Deferred revenue	1,913	1,888	1,227
Other liabilities	5,291	10,919	22,302

Net cash provided by operating activities	27,097	24,855	14,501

Cash flows from investing activities:
Purchases of short-term investments	(62,351)	—	—
Sales of short-term investments	56,150	—	—
Capital expenditures	(16,174)	(12,521)	(8,646)
Proceeds from the sale of property and equipment	1,806	149	225

Net cash used in investing activities	(20,569)	(12,372)	(8,421)

Cash flows from financing activities:
Repayment of debt	(22,496)	(310,948)	(2,248)
Tax benefit from the exercise of stock options	895	—	—
Issuance of common stock	731	3,050	494
Distributions to minority shareholders	(305)	—	—
Issuance of debt	—	310,209	—
Cash paid for debt issuance costs	—	(13,478)	(515)

Net cash used in financing activities	(21,175)	(11,167)	(2,269)

Increase (decrease) in cash and cash equivalents	(14,647)	1,316	3,811
Cash and cash equivalents, beginning of year	17,688	16,372	12,561

Cash and cash equivalents, end of year	$3,041	$17,688	$16,372

Supplemental cash flow information:
Cash paid for interest	$21,359	$24,408	$25,564
Cash paid for income taxes, net	607	309	256

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned subsidiary which it controls. All material intercompany accounts and transactions have been eliminated. Investments in companies that represent less than 20 percent of the related voting stock are carried at cost.

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

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform to the current year presentation.

Net Revenue

Medical transportation and related services revenue includes emergency and non-emergency medical transportation and related services fees as well as municipal subsidies and subscription fees. Medical transportation and related services fees are recognized as services are provided and are recorded net of estimated discounts applicable to Medicare, Medicaid and other third-party payers. Such discounts applicable to continuing operations, which totaled $249.7 million, $214.5 million and $167.3 million in fiscal 2006, 2005 and 2004, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances and a form of overdraft protection does not exist, outstanding checks are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in operating activities on the consolidated statement of cash flows.

Overdraft balances of $1.3 million were included in accounts payable in the Company’s consolidated balance sheet at June 30, 2006. There were no overdraft balances at June 30, 2005.

Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities totaling $6.2 million at June 30, 2006. In accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

Accounts receivable

Accounts receivable represents amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of an allowance for doubtful accounts which is based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company’s allowance for doubtful accounts during fiscal 2006, 2005 and 2004 is as follows (in thousands):

	As of June 30,
	2006	2005	2004
Balance at beginning of year	$66,939	$59,430	$48,422
Provision for doubtful accounts—continuing operations	98,929	82,016	79,996
Provision for doubtful accounts—discontinued operations	6,474	6,014	11,481
Write-offs of uncollectible accounts	(101,080)	(80,521)	(80,469)

Balance at end of year	$71,262	$66,939	$59,430

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, consisting primarily of medical and fleet supplies, are recorded at the lower of cost or market with cost determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to ten years and buildings are depreciated over fifteen to thirty years. Leasehold improvements are capitalized and depreciated using the straight-line method over the shorter of the contractual lease terms or the estimated useful lives. Maintenance and repairs which do not improve or significantly extend the life of assets are expensed as incurred.

Goodwill

Goodwill represents the excess of the acquisition cost of an acquired company over the estimated fair value of assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, the Company uses discounted future cash flows. The Company performs its annual goodwill impairment test as of the end of its fiscal year. As a result of these tests, no impairment write-downs have been recorded.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for net operating loss, capital loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which realization of the related benefits is unlikely.

Stock Compensation

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Accordingly, results for prior periods have not been restated. The Company recognized approximately $28,000 of stock based compensation expense in the statement of operations for fiscal 2006 applicable to unvested stock options as of July 1, 2005. At June 30, 2006, there was unrecognized stock based compensation expense totaling approximately $6,000 related to unvested awards which will be recognized over the remaining weighted average vesting period of 10 months. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award.

Prior to July 1, 2005, the Company accounted for stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, stock-based compensation expense was not reflected in the consolidated statement of operations for periods prior to July 1, 2005 as all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and income per share for the years ended June 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

	Years Ended June 30,
	2005	2004
Net income applicable to common stock	$88,331	$8,695
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax	(115)	(621)

Proforma net income applicable to common stock	$88,216	$8,074

Income per share:
Basic—As reported	$3.90	$0.52

Basic—Pro forma	$3.89	$0.49

Diluted—As reported	$3.66	$0.28

Diluted—Pro forma	$3.66	$0.26

The Company computed the preceding pro forma disclosures for its stock option plans and Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended June 30,
	2005	2004
	Option	Option	ESPP
Risk-free interest rate	3.79%	1.95%	1.18%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	3.68	1.20	0.5
Expected volatility	145.51%	137.53%	100.00%

The total estimated fair value of options granted during fiscal 2005 and 2004 was $79,000 and $13,000, respectively. These amounts would have been amortized on a straight-line basis over the associated vesting period. There were no options granted during fiscal 2006. Additionally, the estimated fair value of ESPP share discounts totaled $96,000 for the year ended June 30, 2004. As discussed in Note 13, the ESPP expired on June 30, 2004.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

(2)    Liquidity

In March 2005, the Company completed a debt refinancing transaction which is further described in Note 9. The Company’s ability to service its long-term debt, working capital requirements, capital expenditures and business development activities will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2006	2005
Equipment	$61,717	$55,511
Vehicles	80,482	78,324
Land and buildings	16,410	17,084
Leasehold improvements	6,316	6,239

	164,925	157,158
Less: Accumulated depreciation	(118,955)	(115,756)

	$45,970	$41,402

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2006, 2005 and 2004 (in thousands):

	Segment A	Segment B	Segment C	Segment D	Total
Balance at June 30, 2003	$12,823	$1,644	$26,541	$159	$41,167
Impairment write-down	—	—	(67)	—	(67)

Balance at June 30, 2004	12,823	1,644	26,474	159	41,100
Sale of business	—	—	(250)	—	(250)
Release of deferred tax valuation allowance	(355)	—	(1,151)	—	(1,506)

Balance at June 30, 2005	12,468	1,644	25,073	159	39,344
Impairment write-down	—	(982)	—	—	(982)

Balance at June 30, 2006	$12,468	$662	$25,073	$159	$38,362

During fiscal 2006, the Company recorded a goodwill impairment write-down totaling $1.0 million in Segment B as a result of the discontinuation of all medical transportation services in the State of New Jersey.

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

(5)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2006	2005
Debt issuance costs (see Note 9)	$10,783	$12,660
Accounts receivable from insurers (see Note 8)	8,512	8,874
Deposits	1,735	2,071
Intangible assets, net	1,198	1,416
Retention bonus	1,149	1,404
Other	77	393

Total other assets	$23,454	$26,818

Intangible assets primarily consist of non-compete agreements. The changes in the carrying amount of intangible assets are as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$1,416	$425	$1,462
Additions	—	1,500	—
Impairment write-downs	—	(346)	(799)
Amortization	(218)	(163)	(238)

Balance at end of year	$1,198	$1,416	$425

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

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2007	$218
2008	216
2009	215
2010	215
2011	215
Thereafter	119

$1,198

Effective January 1, 2004, the Company entered into an employment agreement with its CEO, which was amended effective January 1, 2005, which expires in December 2010. Under the terms of this agreement, the CEO was paid a retention bonus of $1.5 million which is subject to repayment should the Company terminate his employment without cause or should the CEO terminate his employment without good reason. The unamortized balance at June 30, 2006 was $1.1 million and is being amortized ratably over the term of the agreement.

(6)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2006	2005
Accrued employee benefits	$12,310	$12,261
Accrued interest	6,147	5,743
Accrued payroll and taxes	4,626	11,206
Worker’s compensation claim reserves (see Note 8)	4,476	4,042
General liability claim reserves (see Note 8)	4,027	4,545
Other	7,008	4,530

Total accrued liabilities	$38,594	$42,327

Accrued payroll and taxes decreased $6.6 million from June 30, 2005 due to the timing of payroll funding. Other accrued liabilities increased by $2.5 million primarily due to a reserve related to an ongoing government investigation into certain of our former operations in the State of Texas which is discussed in Note 15.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2006	2005
General liability claim reserves (see Note 8)	$15,519	$17,061
Workers’ compensation claim reserves (see Note 8)	8,102	8,710
Deferred revenue	1,454	1,266
Deferred rent	257	159
Deferred income taxes	—	650

Total other liabilities	$25,332	$27,846

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

The Company engages third-party administrators (“TPAs”) to manage claims resulting from its general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on a semi-annual basis. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims is obtained.

In prior years, certain insurers required the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Total cash deposits relating to the Company’s insurance programs totaled $3.8 million and $11.1 million at June 30, 2006 and 2005, respectively. As of June 30, 2005, we replaced collateral previously held by the insurers with letters of credit in support of our fiscal 2006 policies which began on May 1, 2005. Letters of credit in support of the Company’s insurance programs issued under the Credit Facility discussed in Note 9 to the consolidated financial statements totaled $39.5 million and $32.8 million at June 30, 2006 and 2005, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Liability

A summary of activity in the Company’s general liability claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2003	$16,036	$2,101	$13,935
Provision charged to other operating expense	7,020	—	7,020
Claim payments charged against the reserve	(5,219)	—	(5,219)
Increase in estimated recoverable claims	7,564	7,564	—

Balance June 30, 2004	25,401	9,665	15,736
Provision charged to other operating expense	3,553	—	3,553
Claim payments charged against the reserve	(5,334)	—	(5,334)
Decrease in estimated recoverable claims	(2,014)	(2,014)	—

Balance June 30, 2005	21,606	7,651	13,955
Provision charged to other operating expense	3,840	—	3,840
Claim payments charged against the reserve	(4,741)	—	(4,741)
Decrease in estimated recoverable claims	(1,159)	(1,159)	—

Balance June 30, 2006	$19,546	$6,492	$13,054

Over the past two years the Company has worked diligently to close its outstanding general liability claims. The Company has also worked to minimize future losses through proactive risk management and workplace safety initiatives, including the implementation of Drivecam technology in the ambulance fleet. The progress towards these initiatives has given rise to favorable historical claims experience, which, in part, resulted in a reduction in the Company’s reserves by $2.8 million and $3.4 million for the years ended June 30, 2006 and 2005, respectively.

Workers’ Compensation

A summary of activity in the Company’s workers’ compensation claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2003	$11,959	$704	$11,255
Claim payments charged against the reserve	(3,165)	—	(3,165)
Decrease in estimated recoverable claims	(403)	(403)	—

Balance June 30, 2004	8,391	301	8,090
Provision charged to payroll and employee benefits	1,415	—	1,415
Increase in deposits	7,630	—	7,630
Retrospective-rated premium refunds	(2,134)	939	(3,073)
Claim payments charged against the reserve	(2,533)	—	(2,533)
Decrease in estimated recoverable claims	(17)	(17)	—

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2005	12,752	1,223	11,529
Provision charged to payroll and employee benefits	3,869	—	3,869
Decrease in deposits	(1,205)	—	(1,205)
Retrospective-rated premium refunds	(1,272)	807	(2,079)
Claim payments charged against the reserve	(1,556)	—	(1,556)
Decrease in estimated recoverable claims	(10)	(10)	—

Balance June 30, 2006	$12,578	$2,020	$10,558

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

In each of the policy years ended April 30, 2003, 2004 and 2005, the Company purchased workers compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. The Company determined that the policies for the policy years ended April 30, 2003 and 2004 effectively transferred the risk of loss to the insurer. As a result, the cost applicable to those policy years consisted entirely of the related premium expense. During fiscal 2004, a premium refund applicable to policy year ended April 30, 2003 was received in the amount of $1.2 million and was recognized as a reduction of workers compensation expense. Additionally, during fiscal 2005, a payroll audit applicable to the policy year ended April 30, 2004 was completed and resulted in additional premiums and related workers compensation expense of $0.2 million. Finally, during fiscal 2006 and 2005, we reduced our estimated premium refunds by $1.1 million and $0.9 million, respectively, relating to these policy years based upon an updated loss assessment prepared by our independent actuaries.

With respect to its workers compensation policy for the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded a deposit for amounts paid to the insurer during the policy period in excess of the identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. During May 2006, the Company received a partial refund of its deposit in the amount of $4.4 million as a result of its improved claims experience. Such improved claims experience also resulted in a $1.3 million reduction in the Company’s related claim reserves during fiscal 2006. As of June 30, 2006 and 2005, the Company’s deposit balances for the retrospective policy year ended April 30, 2005 were $2.5 million and $7.6 million, respectively. At June 30, 2006 and 2005, the claim reserves for this policy were $3.0 million and $5.5 million, respectively.

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

On October 3, 2003, the Pennsylvania Insurance Department (the “Department”) placed Reliance into liquidation. Reliance’s liquidation could put the Company’s workers’ compensation insurance coverage at risk

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the related policy years; however, based upon information currently available, the Company believes that either Reliance or the applicable state guaranty funds will continue to pay claims. To the extent that such losses are not covered by either Reliance or the applicable state guaranty funds, the Company may be required to fund the related workers’ compensation claims for the applicable policy years.

As of June 30, 2005, the Company had $1.3 million of cash on deposit with Reliance, which is included in insurance deposits on the consolidated balance sheet. In March 2006, the Company received $1.2 million of cash collateral from Reliance which represented the remaining balance of worker’s compensation cash insurance deposits. The Company also had deposits in the form of letters of credit with Reliance totaling $3.7 million as of June 30, 2006.

Legion

During fiscal 2002, the Company purchased certain portions of its workers’ compensation coverage from Legion Insurance Company (“Legion”). Legion required assurances that the Company would fund its related retention obligations, which were estimated by Legion to approximate $6.2 million. The Company provided this assurance by purchasing a deductible reimbursement policy from Mutual Indemnity (Bermuda), Ltd., a Legion affiliate. That policy required the Company to deposit $6.2 million with Mutual Indemnity and required Mutual Indemnity to utilize such funds to satisfy the Company’s retention obligations under the Legion policy.

On July 25th, 2003, the Department placed Legion into liquidation. In January 2003, the Commonwealth Court of Pennsylvania (the “Court”) ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insureds such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds that will be administering these claims. The Company has reserves in the amount of $1.5 million and $2.3 million as of June 30, 2006 and 2005, respectively, relating to these claims as well as deposits with Mutual Indemnity totaling $1.3 million and $2.2 million, respectively. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims.

(9)	Long-Term Debt

On March 4, 2005, the Company completed a refinancing transaction whereby its newly formed wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), entered into new senior secured credit facilities (collectively, the “2005 Credit Facility”) in an aggregate amount of up to $190.0 million. In addition, Rural/Metro LLC and its newly formed wholly owned subsidiary, Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.”) issued $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and Rural/Metro Corporation issued $93.5 million aggregate principal amount at maturity (gross proceeds of $50.2 million) of 12.75% senior discount notes due 2016 (the “Senior Discount Notes”).

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, net proceeds from our March 2005 refinancing transaction were used to repay approximately $302.6 million of existing indebtedness. In connection therewith, we recorded $8.2 million of debt extinguishment costs in fiscal 2005. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million.

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2006	2005
Senior Secured Term Loan B due March 2011	$107,000	$128,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	59,170	52,275
Other obligations, at varying rates from 6.0% to
12.75%, due through 2013	204	1,700

Long-term debt	291,374	306,975
Less: Current maturities	(37)	(1,497)

Long-term debt, net of current maturities	$291,337	$305,478

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2006 for each of the fiscal years ending June 30 are as follows (in thousands):

2007	$37
2008	40
2009	42
2010	27
2011	107,017
Thereafter	218,541

Gross principal	325,704
Less: Senior discount note accretion	(34,330)

Total debt at June 30, 2006	$291,374

At June 30, 2006, the Company had outstanding letters of credit which mature during the next twelve months totaling $39.9 million, of which $39.5 million support general liability and workers’ compensation insurance programs.

2005 Credit Facility

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011 and a $20.0 million Revolving Credit Facility maturing in 2010, each of which is described below.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.25 percent per annum (see “Amendment No. 3” discussed below) or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility,

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 1.50 percent per annum. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2006, $97.0 million of the outstanding balance was under a LIBOR option six-month contract accruing interest at 7.50 percent per annum, while the remaining $10.0 million was under a LIBOR option three-month contract accruing interest at 7.40 percent per annum.

The Term Loan B requires an annual principal payment of 1.0 percent of the original loan amount, payable quarterly beginning on September 30, 2005. Additionally, annual principal payments equal to 75 percent of the fiscal year-end excess cash flow, as defined in the 2005 Credit Facility, are due on September 30th of each year with the first remeasurement period at June 30, 2006.

During fiscal 2006, we made unscheduled principal payments on our Term Loan B totaling $21.0 million. These payments satisfy the excess cash flow sweep requirement under the Term Loan B facility as of September 2006.

During fiscal 2005, we made a $7.0 million unscheduled principal payment on our Term Loan B which was applied to the 1 percent annual principal payment requirement; therefore, no principal payments are required until maturity in March 2011.

Rural/Metro LLC capitalized $4.6 million of expenses associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. Approximately $0.2 million and $0.8 million of deferred financing costs were written-off in relation to the $7.0 million and $21.0 million unscheduled principal payments in fiscal 2005 and fiscal 2006, respectively. Unamortized deferred financing costs related to Term Loan B were $2.9 million and $4.1 million at June 30, 2006 and 2005, respectively.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest at LIBOR plus 3.25 percent per annum or, at Rural/Metro LLC’s option, the ABR plus 2.25 percent per annum on all amounts drawn against the line. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50 percent is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25 percent on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.7 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.5 million and $0.6 million at June 30, 2006 and 2005, respectively. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2006.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility bears a participation fee of 2.25 percent (see “Amendment No. 3” discussed below) plus an administrative fee of 0.15 percent for a total of 2.40 percent per annum on the total facility payable quarterly. In addition, Rural/Metro LLC will pay a fronting fee of 0.125 percent per annum on issued letters of credit payable quarterly. Rural/Metro

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LLC capitalized expenses associated with the Letter of Credit Facility of $1.2 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $0.9 million and $1.1 million at June 30, 2006 and 2005, respectively. At June 30, 2006, $38.7 million of the available Letter of Credit Facility balance was utilized primarily in support of the Company’s insurance programs.

Other Terms

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of June 30, 2006.

Indebtedness under the 2005 Credit Facility is guaranteed by the Company and each of Rural/Metro LLC’s current and future direct and indirect subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of Rural/Metro LLC’s and the Guarantors’ current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries.

Credit Facility Amendments

Effective June 30, 2005, the Company executed an amendment to the 2005 Credit Facility (“Amendment No. 1”) whereby the definition of the term “Fixed Charges” was modified to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

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

On May 5, 2006, the Company amended certain terms and conditions contained in its 2005 Credit Facility (“Amendment No. 3”). Specifically, Amendment No. 3 reduced the interest rate payable on the Company’s Term

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan B from LIBOR plus 2.50 percent to LIBOR plus 2.25 percent. Additionally, Amendment No. 3 reduced the interest rate payable on the Company’s Letter of Credit Facility from 2.50 percent to 2.25 percent. As permitted under the original Credit Facility Agreement, the Company also expanded its Letter of Credit Facility from $35.0 million to $45.0 million.

9.875% Senior Subordinated Notes

In March 2005, the Company’s two newly formed wholly owned subsidiaries, Rural/Metro LLC and Rural/Metro Inc. (collectively referred to as the “Senior Subordinated Notes Issuers”), completed the private placement of the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on September 15 and March 15. The Senior Subordinated Notes have been subsequently registered under the Securities Act of 1933, as amended.

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

At any time prior to March 15, 2008, the Senior Subordinated Notes Issuers may redeem up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes with the net proceeds from certain equity offerings, subject to application of the first 50 percent of any proceeds to the 2005 Credit Facility, at a redemption price of 109.875 percent of the principal amount of the Senior Subordinated Notes to be redeemed. At any time prior to March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or a portion of the Senior Subordinated Notes at a price equal to 100 percent of the principal amount of the Senior Subordinated Notes, plus a make-whole premium. After March 15, 2010, the Senior Subordinated Notes Issuers may redeem all or part of the Senior Subordinated Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Subordinated Notes. If the Company experiences a change of control, the Senior Subordinated Notes Issuers may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.

Costs related to this issuance totaling $5.3 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $4.6 million and $4.8 million at June 30, 2006 and 2005, respectively.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75 percent per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $59.2 million at June 30, 2006 and $52.3 million at June 30, 2005. The Senior Discount Notes have been subsequently registered under the Securities Act of 1933, as amended.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At any time prior to March 15, 2008, Rural/Metro Corporation may redeem up to 35 percent of the Senior Discount Notes with the proceeds from certain equity offerings, subject to application of the first 50 percent of any proceeds to the 2005 Credit Facility, at a redemption price of 112.75 percent of the accreted value of the Senior Discount Notes to be redeemed. Prior to March 15, 2010, Rural/Metro Corporation may redeem all or a portion of the Senior Discount Notes at a price equal to 100 percent of the accreted value of the Senior Discount Notes, plus a make-whole premium. After March 15, 2010, Rural/Metro Corporation may redeem all or part of the Senior Discount Notes at various redemption prices given the date of redemption as set forth in the indenture governing the Senior Discount Notes. If Rural/Metro Corporation experiences a change of control, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101 percent of their accreted value, plus accrued and unpaid interest.

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.9 million and $2.0 million at June 30, 2006 and 2005, respectively.

Other Terms

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends on our capital stock or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2006.

Condensed Consolidating Financial Information

The Company’s Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the following condensed consolidating financial information) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The formation of the Senior Subordinated Notes Issuers became effective as of the consummation of the financing transactions that were completed on March 4, 2005. Therefore, the condensed consolidating statement of operations and the condensed consolidating statement of cash flows for fiscal 2005 consist solely of Rural/ Metro Corporation, the Senior Subordinated Notes Guarantors, the Non-Guarantor and related eliminations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	13,135	—	—	13,135	—	13,135
Current portion of deferred tax assets	—	—	—	9,461	—	—	9,461	—	9,461
Prepaid expenses and other	—	75	—	3,623	4	—	3,702	—	3,702

Total current assets	—	75	—	110,916	7,916	—	118,907	—	118,907
Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	69,657	—	—	69,657	—	69,657
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates (1)	—	154,245	125,000	(151,411)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,020)	43,020	—	—	—	—	43,020	—	—
LLC investment in subsidiaries	—	37,817	—	—	—	(37,817)	—	—	—
Parent Company investment in LLC	6,814	—	—	—	—	—	—	(6,814)	—

Total assets	$(34,302)	$244,036	$125,000	$128,278	$5,811	$(162,817)	$340,308	$(6,814)	$299,192

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,918	454	—	38,594	—	38,594
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,027	1,681	—	73,930	—	73,930

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,526	1,681	(125,000)	331,429	—	390,599

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Stockholders' equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(246,433)	—	—	(39,108)	4,110	34,998	—	—	(246,433)
Member equity	—	6,814	—	—	—	—	6,814	(6,814)	—

Total stockholders’ equity (deficit)	(93,472)	6,814	—	35,752	4,130	(39,882)	6,814	(6,814)	(93,472)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,302)	$244,036	$125,000	$128,278	$5,811	$(162,817)	$340,308	$(6,814)	$299,192

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

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
Stockholders' equity (deficit):
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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non-Guarantor		Rural/Metro LLC - Consolidated		Rural Metro Corporation Consolidated
	Parent	Rural/ Metro LLC	Rural/ Metro Inc.			Eliminations		Eliminations
Net revenue	$—	$—	$—	$521,377	$50,882	$(23,758)	$548,501	$—	$548,501
Operating expenses:
Payroll and employee benefits	28	—	—	268,382	81	—	268,463	—	268,491
Provision for doubtful accounts	—	—	—	86,482	12,447	—	98,929	—	98,929
Depreciation and amortization	—	—	—	11,194	3	—	11,197	—	11,197
Other operating expenses	—	—	—	106,464	36,882	(23,758)	119,588	—	119,588
Gain on sale of assets	—	—	—	(1,301)	(10)	—	(1,311)	—	(1,311)

Total operating expenses	28	—	—	471,221	49,403	(23,758)	496,866	—	496,894

Operating income (loss)	(28)	—	—	50,156	1,479	—	51,635	—	51,607
Equity in earnings of subsidiaries	10,655	34,439	—	—	—	(34,439)	—	(10,655)	—
Interest expense (1)	(7,110)	(23,784)	—	(131)	—	—	(23,915)	—	(31,025)
Interest income	—	—	—	508	40	—	548	—	548
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—

Income from continuing operations before income taxes and minority interest	3,517	10,655	—	50,533	1,519	(34,439)	28,268	(10,655)	21,130
Income tax provision	—	—	—	(10,907)	—	—	(10,907)	—	(10,907)
Minority interest	—	—	—	—	—	(759)	(759)	—	(759)

Income from continuing operations	3,517	10,655	—	39,626	1,519	(35,198)	16,602	(10,655)	9,464
Loss from discontinued operations, net of income taxes	—	—	—	(5,947)	—	—	(5,947)	—	(5,947)

Net income	$3,517	$10,655	$—	$33,679	$1,519	$(35,198)	$10,655	$(10,655)	$3,517

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors			Rural/Metro LLC - Consolidated		Rural Metro Corporation Consolidated
		Rural/ Metro LLC	Rural/ Metro Inc.		Non-Guarantor	Eliminations		Eliminations
Net revenue	$—	$—	$—	$474,158	$50,223	$(22,867)	$501,514	$—	$501,514
Operating expenses:
Payroll and employee benefits	—	—	—	257,712	25	—	257,737	—	257,737
Provision for doubtful accounts	—	—	—	68,419	13,597	—	82,016	—	82,016
Depreciation and amortization	—	—	—	10,608	—	—	10,608	—	10,608
Other operating expenses	—	—	—	99,002	36,408	(22,867)	112,543	—	112,543
Loss on sale of assets	—	—	—	72	—	—	72	—	72

Total operating expenses	—	—	—	435,813	50,030	(22,867)	462,976	—	462,976

Operating income	—	—	—	38,345	193	—	38,538	—	38,538
Equity in earnings of subsidiaries	118,178	95,716	—	—	—	(95,716)	—	(118,178)	—
Interest expense	(21,677)	(7,524)	—	(366)	—	—	(7,890)	—	(29,567)
Interest income (1)	—	—	—	282	11	—	293	—	293
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income from continuing operations before income taxes and minority interest	88,331	88,192	—	38,261	204	(95,716)	30,941	(118,178)	1,094
Income tax provision	—	—	—	83,816	—	—	83,816	—	83,816
Minority interest	—	—	—	—	—	(102)	(102)	—	(102)

Income from continuing operations	88,331	88,192	—	122,077	204	(95,818)	114,655	(118,178)	84,808
Income from discontinued operations, net of income taxes	—	—	—	3,523	—	—	3,523	—	3,523

Net income	$88,331	$88,192	$—	$125,600	$204	$(95,818)	$118,178	$(118,178)	$88,331

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Net revenue	$—	$440,039	$44,376	$(21,869)	$462,546
Operating expenses:
Payroll and employee benefits	—	240,193	48	—	240,241
Provision for doubtful accounts	—	68,938	11,058	—	79,996
Depreciation and amortization	—	10,471	—	—	10,471
Other operating expenses	252	93,306	34,221	(21,869)	105,910
Loss on sale of assets	—	32	—	—	32

Total operating expenses	252	412,940	45,327	(21,869)	436,650

Operating income	(252)	27,099	(951)	—	25,896
Equity in earnings of subsidiaries	35,521	—	—	(35,521)	—
Interest expense	(29,058)	(185)	—	—	(29,243)
Interest income	—	96	1	—	97

Income (loss) from continuing operations before income taxes and minority interest	6,211	27,010	(950)	(35,521)	(3,250)
Income tax provision	—	225	—	—	225
Minority interest	—	—	—	475	475

Income (loss) from continuing operations	6,211	27,235	(950)	(35,046)	(2,550)
Income from discontinued operations, net of income taxes	—	8,761	—	—	8,761

Net income (loss)	$6,211	$35,996	$(950)	$(35,046)	$6,211

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/ Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/ Metro LLC	Rural/ Metro Inc.
Cash flows from operating activities:
Net income	$3,517	$10,655	$—	$33,679	$1,519	$(35,198)	$10,655	$(10,655)	$3,517
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	92,956	12,447	—	105,403	—	105,403
Depreciation and amortization	—	—	—	11,427	3	—	11,430	—	11,430
Non-cash adjustments to Insurance claims reserves	—	—	—	(8,440)	—	—	(8,440)	—	(8,440)
Accretion of 12.75% Senior Discount Notes	6,895	—	—	—	—	—	—	—	6,895
Deferred income taxes	(895)	—	—	6,788	—	—	6,788	—	5,893
Amortization of deferred financing costs	201	2,166	—	—	—	—	2,166	—	2,367
Gain on sale of property and equipment	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Goodwill impairment	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	759	759	—	759
Stock based compensation	28	—	—	—	—	—	—	—	28
Changes in assets and liabilities—
Accounts receivable	—	—	—	(103,770)	(13,014)	—	(116,784)	—	(116,784)
Inventories	—	—	—	(392)	—	—	(392)	—	(392)
Prepaid expenses and other	—	(8)	—	4,251	2	—	4,245	—	4,245
Insurance deposits	—	—	—	3,744	—	—	3,744	—	3,744
Other assets	—	—	—	1,833	—	—	1,833	—	1,833
Accounts payable	—	—	—	(612)	(14)	—	(626)	—	(626)
Accrued liabilities	—	(310)	—	478	283	—	451	—	451
Deferred revenue	—	—	—	1,913	—	—	1,913	—	1,913
Other liabilities	—	—	—	5,291	—	—	5,291	—	5,291

Net cash provided by operating activities	9,746	12,503	—	48,716	1,226	(34,439)	28,006	(10,655)	27,097

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/ Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/ Metro LLC	Rural/ Metro Inc.
Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(62,351)	—	—	(62,351)	—	(62,351)
Sales of short-term investments	—	—	—	56,150	—	—	56,150	—	56,150
Capital expenditures	—	—	—	(15,970)	(204)	—	(16,174)	—	(16,174)
Proceeds from the sale of property and equipment	—	—	—	1,806	—	—	1,806	—	1,806

Net cash used in investing activities	—	—	—	(20,365)	(204)	—	(20,569)	—	(20,569)

Cash flows from financing activities:
Repayment of debt	—	—	—	(22,496)	—	—	(22,496)	—	(22,496)
Tax benefit from the exercise of stock options	895	—	—	—	—	—	—	—	895
Issuance of common stock	731	—	—	—	—	—	—	—	731
Distributions to minority shareholders	—	—	—	—	(305)	—	(305)	—	(305)
Distributions to Rural/Metro LLC	—	150	—	—	(150)	—	—	—	—
Due to/from affiliates	(11,372)	(12,653)	—	(20,995)	(74)	34,439	717	10,655	—

Net cash used in financing activities	(9,746)	(12,503)	—	(43,491)	(529)	34,439	(22,084)	10,655	(21,175)

Increase in cash and cash equivalents	—	—	—	(15,140)	493	—	(14,647)	—	(14,647)
Cash and cash equivalents, beginning of year	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of year	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
	Parent	Rural/ Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$88,331	$88,192	$—	$125,600	$204	$(95,818)	$118,178	$(118,178)	$88,331
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	74,433	13,597	—	88,030	—	88,030
Depreciation and amortization	—	—	—	11,630	—	—	11,630	—	11,630
Non-cash adjustments to insurance claims reserves	—	—	—	(6,725)	—	—	(6,725)	—	(6,725)
Accretion of 12.75% Senior Discount Notes	2,066	—	—	—	—	—	—	—	2,066
Deferred income taxes	—	—	—	(84,155)	—	—	(84,155)	—	(84,155)
Amortization of deferred financing costs	1,848	756	—	—	—	—	756	—	2,604
Loss on sale of property and equipment	—	—	—	454	—	—	454	—	454
Earnings of minority shareholder	—	—	—	—	—	102	102	—	102
Non-cash portion of loss on early extinguishment of debt	5,668	—	—	—	—	—	—	—	5,668
Tax benefit from the exercise of stock options	2,202	—	—	—	—	—	—	—	2,202
Amortization of debt discount	17	—	—	—	—	—	—	—	17
Changes in assets and liabilities—
Accounts receivable	—	—	—	(82,202)	(12,466)	—	(94,668)	—	(94,668)
Inventories	—	—	—	(1,005)	—	—	(1,005)	—	(1,005)
Prepaid expenses and other	—	(67)	—	(2,982)	—	—	(3,049)	—	(3,049)
Insurance deposits	—	—	—	(5,311)	—	—	(5,311)	—	(5,311)
Other assets	—	—	—	1,510	—	—	1,510	—	1,510
Accounts payable	—	—	—	574	176	—	750	—	750
Accrued liabilities	—	—	—	3,455	142	—	3,597	—	3,597
Deferred revenue	—	—	—	1,888	—	—	1,888	—	1,888
Other liabilities	—	—	—	10,919	—	—	10,919	—	10,919

Net cash provided by operating activities	100,132	88,881	—	48,083	1,653	(95,716)	42,901	(118,178)	24,855

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
	Parent	Rural/ Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Capital expenditures	—	—	—	(12,521)	—	—	(12,521)	—	(12,521)
Proceeds from the sale of property and equipment	—	—	—	149	—	—	149	—	149

Net cash used in investing activities	—	—	—	(12,372)	—	—	(12,372)	—	(12,372)

Cash flows from financing activities:
Repayment of debt	(302,555)	(7,000)	—	(1,393)	—	—	(8,393)	—	(310,948)
Issuance of common stock	3,050	—	—	—	—	—	—	—	3,050
Issuance of debt	50,209	260,000	125,000	—	—	(125,000)	260,000	—	310,209
Cash paid for debt issuance costs	(2,040)	(11,438)	—	—	—	—	(11,438)	—	(13,478)
Due to/from affiliates	151,204	(330,443)	(125,000)	(33,229)	(1,426)	220,716	(269,382)	118,178	—

Net cash used in financing activities	(100,132)	(88,881)	—	(34,622)	(1,426)	95,716	(29,213)	118,178	(11,167)

Increase in cash and cash equivalents	—	—	—	1,089	227	—	1,316	—	1,316
Cash and cash equivalents, beginning of year	—	—	—	15,942	430	—	16,372	—	16,372

Cash and cash equivalents, end of year	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural Metro Corporation Consolidated
Cash flow from operating activities:
Net income (loss)	$6,211	$35,996	$(950)	$(35,046)	$6,211
Adjustments to reconcile net income to cash provided by (used in) operating activities—
Provision for doubtful accounts	—	80,419	11,058	—	91,477
Depreciation and amortization	—	12,256	—	—	12,256
Non-cash adjustments to insurance claims reserves	—	(722)	—	—	(722)
Amortization of deferred financing costs	2,753	—	—	—	2,753
Loss on sale of property and equipment	—	39	—	—	39
Losses of minority shareholder	—	—	—	(475)	(475)
Amortization of debt discount	26	—	—	—	26
Change in assets and liabilities—
Accounts receivable	—	(85,612)	(10,785)	—	(96,397)
Inventories	—	(234)	—	—	(234)
Prepaid expenses and other	—	(1,001)	—	—	(1,001)
Insurance deposits	—	(1,307)	—	—	(1,307)
Other assets	—	(7,113)	(525)	—	(7,638)
Accounts payable	—	365	(310)	—	55
Accrued liabilities	(1,269)	(12,774)	(28)	—	(14,071)
Deferred revenue	—	1,227	—	—	1,227
Other liabilities	—	22,302	—	—	22,302

Net cash provided by (used in) operating activities	7,721	43,841	(1,540)	(35,521)	14,501

Cash flows from investing activities:
Capital expenditures	—	(8,646)	—	—	(8,646)
Proceeds from the sale of property and equipment	—	225	—	—	225

Net cash used in investing activities	—	(8,421)	—	—	(8,421)

Cash flows from financing activities:
Repayment of debt	(1,000)	(1,248)	—	—	(2,248)
Issuance of common stock	494	—	—	—	494
Cash paid for debt issuance costs	(515)	—	—	—	(515)
Due to/from affiliates	(6,700)	(29,599)	778	35,521	—

Net cash (used in) provided by financing activities	(7,721)	(30,847)	778	35,521	(2,269)

Increase (decrease) in cash and cash equivalents	—	4,573	(762)	—	3,811
Cash and cash equivalents, beginning of year	—	11,369	1,192	—	12,561

Cash and cash equivalents, end of year	$—	$15,942	$430	$—	$16,372

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Years ended June 30,
	2006	2005	2004
Current income tax provision	$(1,029)	$(121)	$(311)
Deferred income tax (provision) benefit	(6,738)	81,795	—

Total income tax (provision) benefit	$(7,767)	$81,674	$(311)

Continuing operations (provision) benefit	$(10,907)	$83,816	$225
Discontinued operations (provision) benefit	3,140	(2,142)	(536)

Total income tax (provision) benefit	$(7,767)	$81,674	$(311)

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2006	2005	2004
Current:
Federal	$(686)	$(428)	$—
State	(519)	112	225

Total	(1,205)	(316)	225

Deferred:
Federal	(8,872)	79,502	—
State	(830)	4,630	—

Total	(9,702)	84,132	—

Total income tax (provision) benefit	$(10,907)	$83,816	$225

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35 percent to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2006	2005	2004
Federal income tax (provision) benefit at statutory rate	$(7,396)	$(1,291)	$(331)
State taxes, net of federal tax benefit	(610)	(982)	225
Change in valuation allowance	(321)	84,923	(590)
Disallowed interest on Senior Discount Notes	(432)	(150)	—
Executive compensation	(723)	(1,029)	(603)
Other, net	(1,425)	2,345	1,524

Total income tax (provision) benefit	$(10,907)	$83,816	$225

During 2006, we updated the effective income tax rates applicable to the deferred tax assets relating to our state net operating loss carryforwards. This process resulted in an increase in our deferred tax assets of $2.8 million and a corresponding increase in our related valuation allowance, having no net effect on our income tax provision for the year.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$74,130	$80,929
Minimum tax credit carryforwards	1,104	644
Capital loss carryforwards	14,005	14,518
Insurance claim reserves	10,738	10,393
Accelerated depreciation and amortization	3,181	5,002
Compensation and benefits	3,270	2,893
Allowance for doubtful accounts	6,341	5,718
Other	5,023	3,702

Deferred tax assets	117,792	123,799

Deferred tax liabilities:
Partnership losses	(2,268)	(3,506)
Other	—	(2,078)

Deferred tax liabilities	(2,268)	(5,584)

Net deferred tax assets before valuation allowance	115,524	118,215
Less: valuation allowance	(36,406)	(33,204)

Net deferred tax asset	$79,118	$85,011

As required by generally accepted accounting principles, management assesses the recoverability of the Company’s deferred tax assets on a regular basis and records a valuation allowance for any such assets where recoverability is determined to be unlikely. Prior to June 30, 2005, the Company maintained a full valuation allowance against its deferred tax assets, which consist primarily of its federal and state net operating loss carryforwards and its federal capital loss carryforwards, as management had concluded, based upon the available evidence, that realization was unlikely.

In the fourth quarter of fiscal 2005, the Company released $86.4 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. The Company reflected the related valuation allowance release as a deferred tax benefit in continuing operations of $83.9 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. The portion of the valuation allowance release recorded as a reduction of goodwill relates to acquired net operating losses for which a related benefit had not previously been recognized. The Company continues to maintain a valuation allowance of $36.4 million for those net operating loss and capital loss carryforwards that management currently expects will expire prior to utilization.

Beginning in fiscal 2006, the Company is recognizing deferred income tax expense as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

As of June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $179 million which expire in 2014-2024 and state net operating loss carryforwards of approximately $281 million, which expire in 2007-2026. The Company had capital loss carryforwards of $36 million, which expire in 2008. The Company also had minimum tax credit carryforwards of $1.1 million for

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

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

(11)	Redeemable Nonconvertible Participating Preferred Stock

In connection with amendments to its previous credit agreement, the Company issued 211,549 Series B redeemable nonconvertible participating preferred shares (“Series B Shares”) on September 30, 2002 and 283,979 Series C redeemable nonconvertible participating preferred shares (“Series C Shares”) on September 30, 2003 to certain of its lenders.

The Company recorded the Series B and Series C Shares at their estimated fair values at the date of issuance ($4.2 million and $3.4 million, respectively) with an offsetting increase in debt issuance costs. At the Company’s option, the Series B and Series C Shares could be settled by either the issuance of 2,115,490 and 2,839,790 common shares, respectively, or a cash payment equivalent to the prescribed redemption values. The original value of the Series B and Series C Shares was being accreted to their respective redemption values with an offsetting charge to additional paid-in capital. Series B and Series C Share accretion totaled $4.8 million and $1.5 million, respectively, for the year ended June 30, 2004.

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

As of June 30, 2006 and 2005, there were 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

(12)	Shareholder Rights Plan

On August 24, 2005, the Company entered into a shareholder rights plan to replace the previous plan that expired on August 23, 2005. The shareholder rights plan provides for one right to be attached to each share of common stock of the Company. Each right entitles the registered holder to purchase a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $45 per Unit, subject to adjustment. The rights will become exercisable following the tenth day (or such later date as may be determined by the Board of Directors) after a person or group (a) acquires beneficial ownership of 15 percent or more of the Company’s common stock, or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Company’s common stock.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon exercise and subject to adjustment, each right will entitle the holder (other than the party seeking to acquire control of the Company) to acquire a number of shares of common stock of the Company or, in certain circumstances, such acquiring person having a value equal to two times the then applicable purchase price. The rights may be terminated by the Board of Directors at any time prior to the date they become exercisable at a price of $0.01 per right; thereafter, they may be redeemed for a specified period of time at $0.01 per right. The shareholder rights plan expires on August 24, 2015.

(13)	Employee Benefit Plans

Employee Stock Purchase Plan

The Company established the Employee Stock Purchase Plan (“ESPP”) through which eligible employees could purchase shares of the Company’s common stock at semi-annual intervals through periodic payroll deductions. The ESPP is a qualified employee benefit plan under Section 423 of the Internal Revenue Code. The Company had reserved 2,150,000 shares of stock for issuance under the ESPP. The purchase price per share was the lower of 85 percent of the closing price of the Company’s common stock on the first day or the last day of the offering period or on the nearest prior day on which trading occurred. Employees purchased 341,430 shares of the Company’s common stock under the ESPP during fiscal 2004 at an average per share price of $0.98. The ESPP expired on June 30, 2004. Shares related to the semi-annual period ended June 30, 2004 were issued in July 2004.

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company as well as the granting of common stock, stock appreciation rights or other cash awards. At June 30, 2006, 2.6 million options had been exercised and 1.7 million options remain outstanding under the 1992 Plan. Options under the 1992 Plan were granted as incentive stock options or non-qualified stock options.

Options under the 1992 Plan were granted only to persons who at the time of grant were either key personnel of the Company or consultants and independent contractors who provided valuable services to the Company. Incentive stock options could only be granted to key personnel of the Company. Options granted under the 1992 Plan vested over periods not exceeding five years.

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2006, 1.3 million options had been exercised, 0.2 million options remain outstanding and 0.5 million options remain available for grant under the 2000 Plan.

Options under the 2000 Plan may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company. Options granted to date vest over periods not exceeding three years. There were no options granted during fiscal 2006.

To date, the Company has not granted options with market or performance conditions. All options granted under the 1992 Plan and the 2000 Plan through June 30, 2006 have exercise prices equal to the fair market value of the Company’s stock on the date of grant. Options granted under both plans have a 10 year contractual term. Such term was established by the Board of Directors at the time of grant. Shares issued upon option exercise consist of authorized but unissued shares of the Company’s common stock.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize stock option activity in the 1992 Plan and the 2000 Plan:

	Year Ended June 30, 2006
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	2,331,841	$0.39 - $36.00	$8.06
Granted	—	N/A	N/A
Expired or terminated	(97,571)	$1.25 - $32.25	$15.25
Exercised	(378,019)	$0.39 - $7.81	$1.84

Options outstanding at end of year	1,856,251	$0.39 - $36.00	$8.95

Options exercisable at end of year	1,849,583	$0.39 - $36.00	$8.97
Options available for grant at end of year	477,330
Weighted average fair value per share of options granted			N/A

	Year Ended June 30, 2005
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	5,001,952	$0.39 - $36.00	$5.65
Granted	30,000	$1.32 - $4.67	$3.15
Expired or terminated	(540,505)	$0.39 - $36.00	$12.09
Exercised	(2,159,606)	$0.39 - $3.45	$1.39

Options outstanding at end of year	2,331,841	$0.39 - $36.00	$8.06

Options exercisable at end of year	2,258,282	$0.39 - $36.00	$8.27
Options available for grant at end of year	467,329
Weighted average fair value per share of options granted			$2.64

	Year Ended June 30, 2004
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	6,130,291	$0.39 - $36.00	$5.25
Granted	10,000	$1.89	$1.89
Expired or terminated	(859,598)	$0.39 - $32.25	$4.43
Exercised	(278,741)	$0.39 - $2.00	$0.65

Options outstanding at end of year	5,001,952	$0.39 - $36.00	$5.65

Options exercisable at end of year	4,538,146	$0.39 - $36.00	$6.04
Options available for grant at end of year	442,329
Weighted average fair value per share of options granted			$1.29

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes options issued under the 1992 Plan and the 2000 Plan that were outstanding and exercisable at June 30, 2006 (aggregate intrinsic value is based on a closing stock price of $7.00 per share at June 30, 2006, in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.39 - $0.44	176,218	5.47	$0.39	$1,164	176,218	$0.39	$1,164
$0.84 - $1.32	185,960	5.15	$0.87	$1,140	182,626	$0.86	$1,121
$1.38 - $1.50	44,000	4.10	$1.48	$243	44,000	$1.48	$243
$2.00	441,000	5.00	$2.00	$2,205	441,000	$2.00	$2,205
$2.24 - $7.13	244,250	3.06	$6.41	$165	240,916	$6.44	$157
$7.56 - $8.00	383,356	2.97	$7.92	—	383,356	$7.92	—
$8.25 - $32.25	305,670	0.98	$27.03	—	305,670	$27.03	—
$32.50 - $36.00	75,797	1.23	$33.94	—	75,797	$33.94	—

$0.39 - $36.00	1,856,251	3.55	$8.95	$4,917	1,849,583	$8.97	$4,890

The Company received $0.7 million, $3.0 million and $0.2 million in cash proceeds associated with the exercise of stock options and recognized $0.9 million, $2.2 million and $0 of income tax benefits associated with the exercise of such options for the years ended June 30, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $2.5 million, $8.0 million and $0.3 million, respectively. The total fair value of shares vested during the years ended June 30, 2006, 2005 and 2004 was $18,000, $0.6 million and $1.0 million, respectively.

The following summarizes non-vested stock option activity in the 1992 Plan and the 2000 Plan:

	Year Ended June 30, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at beginning of year	73,335	$1.23
Granted	N/A	N/A
Expired or terminated	(10,001)	$2.28
Vested	(6,666)	$2.73

Non-vested options outstanding at end of year	56,668	$0.87

401(k) Plan

The Company has a defined contribution plan (the “401(k) Plan”) covering eligible employees who are at least 18 years old. The 401(k) Plan is designed to provide tax-deferred income to the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan provides that each participant may contribute up to 50 percent of his or her respective salary, not to exceed the annual statutory limit, except for highly compensated employees, whose contributions are limited to 4 percent. The Company, at its discretion, may elect to make matching contributions in the form of cash or the Company’s common stock to each participant’s account as determined by the Board of Directors. Under the terms of the 401(k) Plan, the Company may also make discretionary profit sharing contributions. Profit sharing

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions are allocated among participants based on their annual compensation. Each participant has the right to direct the investment of his or her funds.

Matching contributions of $1.6 million were made to the 401(k) Plan during each of the fiscal years ended June 30, 2006, 2005 and 2004. The Company did not elect to make a discretionary profit sharing contribution in fiscal years 2006, 2005 or 2004. The Company’s 401(k) matching contribution liability was $1.9 million and $2.3 million at June 30, 2006 and 2005, respectively. The 401 (k) Plan has a December 31 year-end and therefore the matching contribution liability balances at June 30, 2006 and 2005 include approximately 18 months of such contributions.

Defined Benefit Pension Plan

Effective July 1, 2004, the Company established a defined benefit pension plan covering eligible employees of one of its subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

The Company’s general funding policy is to make annual contributions to the plan as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2006 and 2005 totaled $1.0 million and $0.8 million, respectively. The plan’s obligations are valued on an annual basis using a June 30 measurement date.

The following tables provide reconciliations of the changes in the plan’s benefit obligation, fair value of assets and prepaid benefit cost for the fiscal year ended June 30, 2006 and 2005 (in thousands):

	Years ended June 30,
	2006	2005
Reconciliation of change in benefit obligation:
Benefit obligation at beginning of year	$883	$—
Service cost	901	726
Interest cost	44	—
Benefits paid	(4)	—
Administrative expenses paid	(9)	—
Unrecognized actuarial (gain) loss	(503)	142
Plan participants’ contributions	16	15

Benefit obligation at end of year	$1,328	$883

	Years ended June 30,
	2006	2005
Reconciliation of change in plan assets:
Fair value of plan assets at beginning of year	$851	$—
Actual return on plan assets	101	38
Employer contributions	1,050	798
Benefits paid	(4)	—
Administrative expenses paid	(9)	—
Plan participants’ contributions	16	15

Fair value of plan assets at end of year	$2,005	$851

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of June 30,
	2006	2005
Reconciliation of funded status:
Benefit obligation	$(1,328)	$(883)
Fair value of plan assets	2,005	851

Funded status	677	(32)
Unrecognized net (gain) loss	(381)	127

Prepaid benefit	$296	$95

Net periodic pension benefit cost for fiscal 2006 totaled $852,000 and was comprised of service cost of $901,000, interest cost of $44,000 and amortization of unrecognized actuarial losses of $3,000, offset by the expected return on plan assets of $95,000. Net periodic pension benefit cost for fiscal 2005 totaled $700,000 and was comprised of service cost of $726,000, offset by the expected return on plan assets of $26,000.

The assumptions used to determine the Company’s benefit obligation as of June 30, 2006 and 2005 were:

	2006	2005
Discount rate	6.48%	5.0%
Rate of increase in compensation levels	4.0%	2.5%

The assumptions used to determine the Company’s net periodic benefit cost for fiscal 2006 and 2005 were:

	2006	2005
Discount rate	5.0%	6.25%
Rate of increase in compensation levels	2.5%	4.0%
Expected long-term rate of return on assets	7.5%	7.5%

Assumed discount rates were determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the plan’s anticipated cash flows. The discount rate was determined as the level rate compounded annually that produced the same present value as that based upon the spot rates, with an adjustment to reflect a provision for expenses. The increase in the assumed discount rate as of June 30, 2006 is attributable to increases in market interest rates during fiscal 2006.

For fiscal 2006 and 2005, the Company assumed a long-term rate of return on assets of 7.5 percent. In developing the 7.5 percent expected long-term rate of return assumption, management evaluated input from an independent actuary, including their expectations of asset class return expectations and long-term inflation assumptions.

The Company’s pension plan assets at June 30, 2006 and 2005 by asset category are shown below.

	2006	2005
Equity securities	58.2%	59.8%
Debt securities	33.2%	31.9%
Real estate	8.6%	8.3%

Total	100.0%	100.0%

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

2008	$1
2009	4
2010	12
2011-2015	417

(14) Earnings per Share

The Company calculates earnings per share following the guidance outlined in SFAS No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the EITF and the SEC. As a result of the issuance of its Series B and Series C Shares as discussed in Note 11, the Company began calculating income (loss) per share using the “two-class” method whereby net income (loss) for the period was allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 11. As also described in Note 11, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method was no longer required after that date.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerator and denominator (weighted average number of shares outstanding) utilized in the basic and diluted earnings per share computations applicable to continuing operations for the years ended June 30, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended June 30,
	2006	2005	2004
Income (loss) from continuing operations	$9,464	$84,808	$(2,550)
Less: Income (loss) from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,262)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066

Income (loss) from continuing operations applicable to common stock	$9,464	$84,808	$(66)

Average number of shares outstanding—Basic	24,359	22,674	16,645
Add: Incremental shares for:
Dilutive effect of stock options	483	1,431	927
Settlement of Series B and Series C redeemable nonconvertible participating preferred stock	—	—	4,245

Average number of shares outstanding—Diluted	24,842	24,105	21,817

Income (loss) per share—Basic:
Income (loss) from continuing operations applicable to common stock	$0.39	$3.74	$0.10

Income (loss) per share—Diluted:
Income (loss) from continuing operations applicable to common stock	$0.38	$3.52	$(0.12)

Stock options with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted earnings per share. Such options totaled 0.3 million, 1.5 million and 4.2 million for fiscal 2006, 2005 and 2004, respectively.

(15) Commitments and Contingencies

Surety Bonds

Certain counties, municipalities, and fire districts require the Company to provide a surety bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has surety bonds that are renewable annually. The Company had $8.6 million of surety bonds outstanding as of June 30, 2006.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $12.1 million, $10.8 million and $10.1 million in fiscal 2006, 2005 and 2004, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2007	$9,594
2008	8,944
2009	7,922
2010	7,455
2011	5,810
Thereafter	25,229

$64,954

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which it is a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. The Company is also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against the Company or in a government investigation or proceeding could result in substantial potential liabilities and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Further, these proceedings, and the Company’s actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase the Company’s indemnification obligations, divert management’s attention, and/or adversely affect the Company’s ability to execute its business and financial strategies. The Company’s outstanding litigation includes the following:

The Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) had been conducting settlement discussions with the OIG of the HHS regarding alleged improper billing practices in South Dakota. Although Sioux Falls did not admit any liability with respect to the OIG’s claims, Sioux Falls, the United States of America and the OIG entered into a settlement agreement, effective October 25, 2005. Under the terms of the settlement agreement, the government agreed to release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of the Company’s contracts that were in effect when the Company had operations in the State of Texas. The Company is currently negotiating a settlement with the government regarding these allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement may require the Company to make a substantial payment to the government and enter into a Corporate Integrity Agreement. Management believes that the $2.5 million charge recorded during the three months ended March 31, 2006 is adequate to cover any potential losses relating to this matter. If a settlement is not reached, the government has indicated that it will pursue further civil action. There can be no assurances that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

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

The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. Such

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviews cover periods prior to and following the Company’s acquisition of certain operations. Management believes that reserves established for specific contingencies of $2.9 million and $0.9 million as of June 30, 2006 and 2005, respectively, (including $2.5 million for the Texas matter described above at June 30, 2006 and $0.5 million related to Sioux Falls at June 30, 2005 which was paid during the second quarter 2006) are adequate based on information currently available.

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these instruments. The fair value of the Term Loan B, the 9.875% Senior Subordinated Notes and the 12.75% Senior Discount Notes were determined by quoted market prices as of June 30, 2006 and 2005.

The following is a comparison of the fair value and carrying value of the Company’s long-term debt (in thousands):

	As of June 30,
	2006		2005
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	107,334	107,000	129,600	128,000
9.875% Senior Subordinated Notes due March 2015	129,219	125,000	123,750	125,000
12.75% Senior Discount Notes due March 2016	67,554	59,170	46,750	52,275

(17)	Segment Reporting

The Company provides emergency and non-emergency medical transportation services, private fire protection services, primarily on a subscription fee basis, and a variety of other services. The Company has four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by the Company’s senior management. These segments comprise operations within the following areas:

Segment	States
A	Georgia, New York, Northern Ohio, Pennsylvania

B	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

C	Arizona, New Mexico, Oregon (fire), Utah

D	California (medical transportation), Central Florida, Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reportable segment provides medical transportation services while fire services are predominately centered in Segments B and C.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment assets consist solely of accounts receivable. Segment results presented below reflect continuing operations only.

The following table summarizes segment information for fiscal 2006, 2005 and 2004:

	Segment A	Segment B	Segment C	Segment D	Total
Year ended June 30, 2006
Net revenues from external customers;
Medical transportation	$112,701	$80,686	$156,081	$131,626	$481,094
Fire and other	3,788	21,692	41,252	675	67,407

Total net revenue	116,489	102,378	197,333	132,301	548,501

Segment profit	16,271	9,400	26,977	10,156	62,804
Segment assets	14,725	17,385	29,376	21,881	83,367
Year ended June 30, 2005
Net revenues from external customers;
Medical transportation	$110,579	$78,084	$135,302	$115,873	$439,838
Fire and other	3,526	20,765	36,102	1,283	61,676

Total net revenue	114,105	98,849	171,404	117,156	501,514

Segment profit	13,820	7,816	21,904	5,605	49,145
Segment assets	16,711	18,404	18,718	18,153	71,986
Year ended June 30, 2004
Net revenues from external customers;
Medical transportation	$112,216	$74,105	$112,857	$107,305	$406,483
Fire and other	3,916	19,060	32,699	388	56,063

Total net revenue	116,132	93,165	145,556	107,693	462,546

Segment profit	10,644	6,293	16,079	3,351	36,367
Segment assets	14,120	14,755	17,622	18,851	65,348

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Years Ended June 30,
	2006	2005	2004
Segment profit	$62,804	$49,146	$36,367
Depreciation and amortization	(11,197)	(10,608)	(10,471)
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	293	97
Loss on early extinguishment of debt	—	(8,170)	—

Income (loss) from continuing operations before income taxes and minority interest	$21,130	$1,094	$(3,250)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2006	2005
Segment assets	$83,367	$71,986
Cash and cash equivalents	3,041	17,688
Short-term investments	6,201	—
Inventories	13,135	12,743
Prepaid expenses and other	3,702	9,449
Property and equipment, net	45,970	41,402
Goodwill	38,362	39,344
Deferred tax asset	79,118	85,661
Insurance deposits	2,842	9,037
Other assets	23,454	26,818

Total assets	$299,192	$314,128

(18) Discontinued Operations

Fiscal 2006

During fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company recognized $0.5 million of closure-related costs, primarily severance and lease termination charges and an additional $2.6 million in provisions for doubtful accounts. The financial results of this service area for fiscal 2006, 2005 and 2004 are included in Segment A income (loss) from discontinued operations.

Also during fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million in provisions for doubtful accounts. The financial results of this service area for fiscal 2006, 2005 and 2004 are included in Segment B income (loss) from discontinued operations.

The additional provisions for doubtful accounts in New Jersey and Augusta discussed above were recorded based upon the Company’s experience with declines in accounts receivable collections for discontinued operations subsequent to exiting service areas.

As discussed in Note 15, during fiscal 2006, the Company recognized a $2.5 million charge related to an ongoing government investigation into certain of the Company’s former operations in the State of Texas. This charge has been included in income (loss) from discontinued operations for fiscal 2006.

Fiscal 2005

During fiscal 2005, the Company ceased operating in four service areas located in Mississippi, New Jersey, Nebraska and Texas as a result of these service areas not meeting internal operational and profitability measures.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of these businesses was sold in April 2005 at a pre-tax gain of $143,000. The Company also ceased operating in one service area in Arizona as part of a strategic decision to exit as the contracted provider of fire protection services in that service area. The results of these service areas for the years ended June 30, 2005 and 2004 are included in income from discontinued operations.

Fiscal 2004

During fiscal 2004, the Company ceased operating in ten service areas in Maryland, South Carolina and Texas as a result of these service areas not meeting internal operational and profitability measures. The Company also ceased operating in one service area in New York due to the sale of the service area for a pre-tax gain of $177,000, one service area in Texas due to the customer filing Chapter 11 and one service area in Arizona due to the city converting the service area to a fire district. In addition, one of the Company’s protection services businesses located in Arizona was classified as held for sale at June 30, 2004 and such sale closed during the first quarter of fiscal 2005 at a loss of $24,000. The results of these service areas for the years ended June 30, 2004 are included in income from discontinued operations.

Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others which are expected to continue. These ongoing services and related costs will be redirected to support new markets or for the expansion of existing service areas. Net revenue and income (loss) from discontinued operations, net of income taxes, is shown by segment in the tables below (in thousands).

	Years Ended June 30,
	2006	2005	2004
Net revenue:
Segment A	$4,089	$8,929	$12,517
Segment B	11,949	23,553	27,190
Segment C	—	19,006	19,471
Segment D	—	9,712	21,749

Net revenue from discontinued operations	$16,038	$61,200	$80,927

	Years Ended June 30,
	2006	2005	2004
Income (loss):
Segment A	$(256)	$468	$193
Segment B	(4,100)	1,458	3,840
Segment C	14	1,205	3,650
Segment D	(1,606)	392	1,078

Income (loss) from discontinued operations	$(5,948)	$3,523	$8,761

Income from discontinued operations is presented net of income tax (benefit)/provision of ($3.1) million, $2.1 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19)	Related Party Transactions

The Company incurred rental expense of $88,000, $84,000 and $84,000 in fiscal 2006, 2005 and 2004 related to leases of fire and medical transportation facilities with the trustee for the estate of a former director of the Company.

The Company incurred consulting fees of $15,000 with a director of the Company for the fiscal year ended June 30, 2006. The Company incurred consulting fees of $36,000 with two directors of the Company for the fiscal year ended June 30, 2005.

(20)	Subsequent Events

On July 25, 2006, the Company was notified by the Town of Paradise Valley that it desired to terminate its contract for fire protection services effective June 30, 2007. The Town cited its location in the center of a growing urban area and its desire to transition services to the City of Phoenix Fire Department as primary reasons for its decision. The Company currently provides fire protection services on a subscription-fee basis to individual property owners in Paradise Valley. This business generated net revenue of $2.3 million, $1.9 million and $2.0 million in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2006). These disclosure controls and procedures have been designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act (a) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures, and (b) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Management carried out an evaluation as of the end of the period covered by this report, under the supervision and participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term in defined in Exchange Act Rule 13a-15(e)). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

Change in Internal Control Over Financial Reporting

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 28, 2005, management concluded that as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In such report, we reported a material weakness with respect to the accounting for income taxes.

As of the end of the period covered by this report, we have remediated the material weakness in our internal control related to the accounting for income taxes. Our remediation focused on hiring of a director of taxation, improved processes and control procedures used in the preparation and review of the annual and interim tax provisions and the implementation of a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes. Management has evaluated the design of these new procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests in order to conclude that they are operating effectively. Therefore, management has concluded that the material weakness was remediated as of June 30, 2006.

Other than the remediation of the material weakness, there were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Proposal to Elect Directors — Nominees”, “Code of Ethics”, “Proposal to Elect Directors — Meetings and Committees of the Board of Directors; Independence” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

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

The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading “Proposal to Elect Directors — Director Compensation and Other Information” and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information under the heading “Security Ownership of Principal Stockholders, Directors and Officers and Related Stockholder Matters” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information under the heading “Proposal to Elect Directors” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

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

June 15, 2004(36)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(34)

3.2(a)	Amended and Restated Bylaws of the Registrant(1)

3.2(b)	Second Amended and Restated Bylaws of the Registrant(33)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

Exhibit No.	Description of Exhibit
10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

Exhibit No.	Description of Exhibit
10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(36)

10.72	Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

10.75	Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(37)

10.76	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(38)**

10.77	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(38)**

10.78	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(38)

10.79	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006* **

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

Exhibit No.	Description of Exhibit
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.

(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.

(29) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.

(30) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.

(31) Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.

(32) Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.

(33) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.

(34) Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on August 29, 2005.

(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(36)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.

(37) Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.

(38) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER
Jack E. Brucker President and Chief Executive Officer

September 22, 2006

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ COR J. CLEMENT Cor J. Clement	Chairman of the Board of Directors	September 22, 2006

/s/ LOUIS G. JEKEL Louis G. Jekel	Vice Chairman of the Board of Directors	September 22, 2006

/s/ HANK WALKER Hank Walker	Vice Chairman of the Board of Directors	September 22, 2006

/s/ JACK E. BRUCKER Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2006

/s/ MICHAEL S. ZARRIELLO Michael S. Zarriello	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	September 22, 2006

/s/ GREGORY A. BARBER Gregory A. Barber	Vice President and Corporate Controller (Principal Accounting Officer)	September 22, 2006

/s/ MARY ANNE CARPENTER Mary Anne Carpenter	Director	September 22, 2006

/s/ ROBERT E. WILSON Robert E. Wilson	Director	September 22, 2006

/s/ CONRAD A. CONRAD Conrad A. Conrad	Director	September 22, 2006

Exhibit No.	Description of Exhibit
2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

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

June 15, 2004(36)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(34)

3.2(a)	Amended and Restated Bylaws of the Registrant(1)

3.2(b)	Second Amended and Restated Bylaws of the Registrant(33)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

Exhibit No.	Description of Exhibit
10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

Exhibit No.	Description of Exhibit
10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(36)

10.72	Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

10.75	Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(37)

10.76	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(38)**

10.77	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(38)**

10.78	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(38)

10.79	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006* **

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.

(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.

(29) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.

(30) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.

(31) Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.

(32) Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.

(33) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.

(34) Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on August 29, 2005.

(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(36)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.

(37) Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.

(38) Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.