Form 10-Q
period 2006-09-30
RURAL/METRO CORP /DE/
filed 2006-11-14
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 24,579,087 shares of the registrant’s Common Stock outstanding on November 9, 2006.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2006

Part I. Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share data)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,354	$3,041
Short-term investments	2,500	6,201
Accounts receivable, net	86,662	83,367
Inventories	13,633	13,135
Deferred tax assets	9,499	9,461
Prepaid expenses and other	6,940	3,702

Total current assets	126,588	118,907
Property and equipment, net	47,636	45,970
Goodwill	38,362	38,362
Deferred tax assets	67,966	69,657
Insurance deposits	2,264	2,842
Other assets	21,807	23,454

Total assets	$304,623	$299,192

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,460	$13,957
Accrued liabilities	41,469	38,594
Deferred revenue	22,183	21,342
Current portion of long-term debt	38	37

Total current liabilities	75,150	73,930
Long-term debt, net of current portion	293,171	291,337
Other liabilities	24,943	25,332

Total liabilities	393,264	390,599

Minority interest	2,838	2,065

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both September 30, 2006 and June 30, 2006	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,556,070 and 24,495,518 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	245	245
Additional paid-in capital	154,156	153,955
Treasury stock, 96,246 shares at both September 30, 2006 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(244,641)	(246,433)

Total stockholders’ deficit	(91,479)	(93,472)

Total liabilities, minority interest and stockholders’ deficit	$304,623	$299,192

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Net revenue	$144,548	$134,130

Operating expenses:
Payroll and employee benefits	72,941	65,919
Provision for doubtful accounts	28,061	23,091
Depreciation and amortization	3,020	2,721
Other operating expenses	28,204	29,530
Gain on sale of assets	(3)	(1,342)

Total operating expenses	132,223	119,919

Operating income	12,325	14,211
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	4,660	6,856
Income tax provision	(2,081)	(3,504)
Minority interest	(773)	(162)

Income from continuing operations	1,806	3,190
Income (loss) from discontinued operations, net of income taxes	(14)	389

Net income	$1,792	$3,579

Income per share
Basic—
Income from continuing operations	$0.07	$0.13
Income (loss) from discontinued operations	—	0.02

Net income	$0.07	$0.15

Diluted—
Income from continuing operations	$0.07	$0.13
Income (loss) from discontinued operations	—	0.01

Net income	$0.07	$0.14

Average number of common shares outstanding—Basic	24,510	24,232

Average number of common shares outstanding—Diluted	24,920	25,261

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at June 30, 2006	24,495,518	$245	$153,955	$(1,239)	$(246,433)	$(93,472)
Issuance of common stock due to options exercised under Stock Option Plans	60,552	—	74	—	—	74
Tax benefit from options exercised under Stock Option Plans		—	134	—	—	134
Stock-based compensation benefit		—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income		—	—	—	1,792	1,792

Comprehensive income						1,792

Balance at September 30, 2006	24,556,070	$245	$154,156	$(1,239)	$(244,641)	$(91,479)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,792	$3,579
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	28,068	24,431
Depreciation and amortization	3,020	2,813
Deferred income taxes	1,653	3,166
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock-based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Change in assets and liabilities—
Accounts receivable	(31,363)	(27,249)
Inventories	(498)	(162)
Prepaid expenses and other	(3,238)	1,985
Insurance deposits	578	378
Other assets	1,175	1,220
Accounts payable	(2,791)	(2,890)
Accrued liabilities	2,875	(5,161)
Deferred revenue	841	1,053
Other liabilities	(389)	926

Net cash provided by operating activities	4,742	4,987

Cash flows from investing activities:
Sales of short-term investments	8,701	12,500
Purchases of short-term investments	(5,000)	(25,000)
Capital expenditures	(4,340)	(2,974)
Proceeds from the sale of property and equipment	5	1,560

Net cash used in investing activities	(634)	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	168
Issuance of common stock	74	400
Repayment of debt	(3)	(366)
Distributions to minority shareholders	—	(155)

Net cash provided by financing activities	205	47

Increase (decrease) in cash and cash equivalents	4,313	(8,880)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$7,354	$8,808

Non-cash investing activities:
Property and equipment funded by liabilities	$294	$—

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rural/Metro Corporation, a Delaware corporation, along with its subsidiaries (collectively, the “Company”) is a leading provider of both emergency and non-emergency medical transportation services. These medical transportation services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements for the three months ended September 30, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 22, 2006.

(1) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 11, the Company has a defined benefit pension plan that will be

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to the provisions of SFAS 158. As of September 30, 2006, the Company’s defined benefit pension plan was overfunded. The Company is currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on its consolidated financial statements and related disclosures. As the Company currently measures the funded status of its plan as of the end of its fiscal year, the measurement date provisions will have no impact on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for the Company on June 30, 2007. The Company is currently evaluating the impact, if any, the adoption of SAB 108 will have on its consolidated financial statements and related disclosures.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in-capital pool as prescribed by SFAS 123(R) or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company is electing to use the alternative transition method provided in FSP 123(R)-3 to calculate the pool of windfall tax benefits as of the adoption date of SFAS 123(R).

(2) Liquidity

The Company’s ability to service its long-term debt, to remain in compliance with the various restrictions and covenants contained in its debt agreements and to fund working capital, capital expenditures and business development efforts will depend on its ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond the Company’s control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted.

(3) Stock Based Compensation

At September 30, 2006, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired November 5, 2002. The 2000 Plan, which provides for the issuance of stock

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to employees and non-employees, excluding executive officers and the Board of Directors, had 480,664 common shares available for issuance at September 30, 2006.

The Company recognized approximately $7,000 of stock based compensation benefit and $9,000 of stock based compensation expense in the statement of operations for the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there were no remaining unvested awards under any stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three months ended September 30, 2006.

(4) Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities totaling $2.5 million and $6.2 million at September 30, 2006 and June 30, 2006, respectively. In accordance with SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

(5) Accrued Severance

At September 30, 2006, the Company had accrued approximately $1.5 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. This amount is included in payroll and employee benefits expense in the consolidated statement of operations for the three months ended September 30, 2006.

(6) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2006	June 30, 2006
Senior Secured Term Loan B due March 2011	$107,000	$107,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	61,008	59,170
Other obligations, at varying rates from 6.0% to 12.75%, due through 2013	201	204

Long-term debt	293,209	291,374
Less: Current maturities	(38)	(37)

Long-term debt, net of current maturities	$293,171	$291,337

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25 percent per annum based on contractual periods from one to six months in length at the Company’s option. At September 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50 percent per annum, while the remaining $10.0 million was under a LIBOR option three-month contract accruing interest at 7.73 percent based on the interest rate contracts in effect at that time. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR six-month contract accruing interest at 7.50 percent per annum, and the remaining $10.0 million outstanding debt balance was under a LIBOR option three-month contract accruing interest at 7.40 percent based on the interest rate contracts in effect at that time.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company originally capitalized $13.3 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $10.4 million at September 30, 2006 and are included in other assets in the consolidated balance sheet.

At September 30, 2006, the Company had $39.0 million issued under its $45.0 million Letter of Credit Facility, primarily in support of insurance deductible arrangements. In addition, the Company’s $20.0 million Revolving Credit Facility includes a letter of credit sub-line in the amount of $10.0 million.

The senior secured credit facilities (collectively, the “2005 Credit Facility”), the $125.0 million aggregate principal amount 9.875% senior subordinated notes (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro Operating Company, LLC (“Rural/Metro LLC”) and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements.

The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2006.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	December 31, 2006	March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.50	4.26	< 4.25	< 4.25	< 4.00
Interest expense coverage ratio	> 2.25	2.27	> 2.25	> 2.50	> 2.50
Fixed charge coverage ratio	> 1.15	1.25	> 1.15	> 1.20	> 1.20
Maintenance capital expenditure(1)	N/A	N/A	N/A	N/A	< $22.0 million
New business capital expenditure	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc”, collectively referred to as the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 5) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354
Short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Accounts receivable, net	—	—	—	79,156	7,506	—	86,662	—	86,662
Inventories	—	—	—	13,633	—	—	13,633	—	13,633
Deferred tax assets	—	—	—	9,499	—	—	9,499	—	9,499
Prepaid expenses and other	—	50	—	6,890	—	—	6,940	—	6,940

Total current assets	—	50	—	117,320	9,218	—	126,588	—	126,588

Property and equipment, net	—	—	—	47,432	204	—	47,636	—	47,636
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	67,966	—	—	67,966	—	67,966
Insurance deposits	—	—	—	2,264	—	—	2,264	—	2,264
Other assets	1,855	8,509	—	10,918	525	—	19,952	—	21,807
Due from (to) affiliates(1)	—	145,995	125,000	(143,276)	(2,719)	(125,000)	—	—	—
Due from (to) Parent	(42,813)	42,813	—	—	—	—	42,813	—	—
Rural/Metro LLC investment in subsidiaries	—	47,338	—	—	—	(47,338)	—	—	—
Parent Company investment in Rural/Metro LLC	10,487	—	—	—	—	—	—	(10,487)	—

Total assets	$(30,471)	$244,705	$125,000	$140,986	$7,228	$(172,338)	$345,581	$(10,487)	$304,623

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF SEPTEMBER 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$10,478	$982	$—	$11,460	$—	$11,460
Accrued liabilities	—	2,218	—	38,681	570	—	41,469	—	41,469
Deferred revenue	—	—	—	22,183	—	—	22,183	—	22,183
Current portion of long-term debt	—	—	—	38	—	—	38	—	38

Total current liabilities	—	2,218	—	71,380	1,552	—	75,150	—	75,150

Long-term debt, net of current portion(1)	61,008	232,000	125,000	163	—	(125,000)	232,163	—	293,171
Other liabilities	—	—	—	24,943	—	—	24,943	—	24,943

Total liabilities	61,008	234,218	125,000	96,486	1,552	(125,000)	332,256	—	393,264

Minority interest	—	—	—	—	—	2,838	2,838	—	2,838

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	154,156	—	—	74,770	20	(74,790)	—	—	154,156
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(244,641)	—	—	(30,360)	5,656	24,704	—	—	(244,641)
Member equity	—	10,487	—	—	—	—	10,487	(10,487)	—

Total stockholders’ equity (deficit)	(91,479)	10,487	—	44,500	5,676	(50,176)	10,487	(10,487)	(91,479)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(30,471)	$244,705	$125,000	$140,986	$7,228	$(172,338)	$345,581	$(10,487)	$304,623

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	13,135	—	—	13,135	—	13,135
Current portion of deferred tax assets	—	—	—	9,461	—	—	9,461	—	9,461
Prepaid expenses and other	—	75	—	3,623	4	—	3,702	—	3,702

Total current assets	—	75	—	110,916	7,916	—	118,907	—	118,907

Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	69,657	—	—	69,657	—	69,657
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates(1)	—	154,245	125,000	(151,411)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,020)	43,020	—	—	—	—	43,020	—	—
LLC investment in subsidiaries	—	37,817	—	—	—	(37,817)	—	—	—
Parent Company investment in LLC	6,814	—	—	—	—	—	—	(6,814)	—

Total assets	$(34,302)	$244,036	$125,000	$128,278	$5,811	$(162,817)	$340,308	$(6,814)	$299,192

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,918	454	—	38,594	—	38,594
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,027	1,681	—	73,930	—	73,930

Long-term debt, net of current portion(1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,526	1,681	(125,000)	331,429	—	390,599

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(246,433)	—	—	(39,108)	4,110	34,998	—	—	(246,433)
Member equity	—	6,814	—	—	—	—	6,814	(6,814)	—

Total stockholders’ equity (deficit)	(93,472)	6,814	—	35,752	4,130	(39,882)	6,814	(6,814)	(93,472)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,302)	$244,036	$125,000	$128,278	$5,811	$(162,817)	$340,308	$(6,814)	$299,192

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$137,221	$13,913	$(6,586)	$144,548	$—	$144,548

Operating expenses:
Payroll and employee benefits	(7)	—	—	72,926	22	—	72,948	—	72,941
Provision for doubtful accounts	—	—	—	24,620	3,441	—	28,061	—	28,061
Depreciation and amortization	—	—	—	3,019	1	—	3,020	—	3,020
Other operating expenses	—	—	—	25,873	8,917	(6,586)	28,204	—	28,204
Gain on sale of assets	—	—	—	(3)	—	—	(3)	—	(3)

Total operating expenses	(7)	—	—	126,435	12,381	(6,586)	132,230	—	132,223

Operating income	7	—	—	10,786	1,532	—	12,318	—	12,325
Equity in earnings of subsidiaries	3,673	9,521	—	—	—	(9,521)	—	(3,673)	—
Interest expense	(1,888)	(5,848)	—	(49)	—	—	(5,897)	—	(7,785)
Interest income	—	—	—	107	13	—	120	—	120

Income from continuing operations before income taxes and minority interest	1,792	3,673	—	10,844	1,545	(9,521)	6,541	(3,673)	4,660
Income tax provision	—	—	—	(2,081)	—	—	(2,081)	—	(2,081)
Minority interest	—	—	—	—	—	(773)	(773)	—	(773)

Income from continuing operations	1,792	3,673	—	8,763	1,545	(10,294)	3,687	(3,673)	1,806
Loss from discontinued operations, net of income taxes	—	—	—	(14)	—	—	(14)	—	(14)

Net income	$1,792	$3,673	$—	$8,749	$1,545	$(10,294)	$3,673	$(3,673)	$1,792

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$127,370	$12,461	$(5,701)	$134,130	$—	$134,130

Operating expenses:
Payroll and employee benefits	9	—	—	65,901	9	—	65,910	—	65,919
Provision for doubtful accounts	—	—	—	20,032	3,059	—	23,091	—	23,091
Depreciation and amortization	—	—	—	2,721	—	—	2,721	—	2,721
Other operating expenses	—	—	—	26,157	9,074	(5,701)	29,530	—	29,530
Gain on sale of assets	—	—	—	(1,342)	—	—	(1,342)	—	(1,342)

Total operating expenses	9	—	—	113,469	12,142	(5,701)	119,910	—	119,919

Operating income (loss)	(9)	—	—	13,901	319	—	14,220	—	14,211
Equity in earnings of subsidiaries	5,274	11,058	—	—	—	(11,058)	—	(5,274)	—
Interest expense	(1,686)	(5,784)	—	(38)	—	—	(5,822)	—	(7,508)
Interest income	—	—	—	148	5	—	153	—	153

Income from continuing operations before income taxes and minority interest	3,579	5,274	—	14,011	324	(11,058)	8,551	(5,274)	6,856
Income tax provision	—	—	—	(3,504)	—	—	(3,504)	—	(3,504)
Minority interest	—	—	—	—	—	(162)	(162)	—	(162)

Income from continuing operations	3,579	5,274	—	10,507	324	(11,220)	4,885	(5,274)	3,190
Income from discontinued operations, net of income taxes	—	—	—	389	—	—	389	—	389

Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,792	$3,673	$—	$8,749	$1,545	$(10,294)	$3,673	$(3,673)	$1,792
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	24,627	3,441	—	28,068	—	28,068
Depreciation and amortization	—	—	—	3,019	1	—	3,020	—	3,020
Deferred income taxes	(134)	—	—	1,787	—	—	1,787	—	1,653
Accretion of 12.75% Senior Discount Notes	1,838	—	—	—	—	—	—	—	1,838
Earnings of minority shareholder	—	—	—	—	—	773	773	—	773
Amortization of deferred financing costs	49	369	—	—	—	—	369	—	418
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Gain on sale of property and equipment	—	—	—	(3)	—	—	(3)	—	(3)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(27,177)	(4,186)	—	(31,363)	—	(31,363)
Inventories	—	—	—	(498)	—	—	(498)	—	(498)
Prepaid expenses and other	—	(25)	—	(3,209)	(4)	—	(3,238)	—	(3,238)
Insurance deposits	—	—	—	578	—	—	578	—	578
Other assets	—	—	—	1,175	—	—	1,175	—	1,175
Accounts payable	—	—	—	(2,546)	(245)	—	(2,791)	—	(2,791)
Accrued liabilities	—	(3,004)	—	5,763	116	—	2,875	—	2,875
Deferred revenue	—	—	—	841	—	—	841	—	841
Other liabilities	—	—	—	(389)	—	—	(389)	—	(389)

Net cash provided by operating activities	3,538	1,013	—	12,717	668	(9,521)	4,877	(3,673)	4,742

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Sales of short-term investments	—	—	—	8,701	—	—	8,701	—	8,701
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Capital expenditures	—	—	—	(4,340)	—	—	(4,340)	—	(4,340)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(634)	—	—	(634)	—	(634)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	—	—	—	—	—	—	—	134
Issuance of common stock	—	—	—	74	—	—	74	—	74
Repayment of debt	(3)	—	—	—	—	—	—	—	(3)
Due to/from affiliates	(3,669)	(1,013)	—	(8,406)	(106)	9,521	(4)	3,673	—

Net cash provided by (used in) financing activities	(3,538)	(1,013)	—	(8,332)	(106)	9,521	70	3,673	205

Increase in cash and cash equivalents	—	—	—	3,751	562	—	4,313	—	4,313
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579
Adjustments to reconcile net income to cash provided by operating activities—
Provision for doubtful accounts	—	—	—	21,372	3,059	—	24,431	—	24,431
Depreciation and amortization	—	—	—	2,813	—	—	2,813	—	2,813
Deferred income taxes	—	—	—	3,166	—	—	3,166	—	3,166
Accretion of 12.75% Senior Discount Notes	1,640	—	—	—	—	—	—	—	1,640
Earnings of minority shareholder	—	—	—	—	—	162	162	—	162
Amortization of deferred financing costs	46	389	—	—	—	—	389	—	435
Stock-based compensation expense	9	—	—	—	—	—	—	—	9
Gain on sale of property and equipment	—	—	—	(1,348)	—	—	(1,348)	—	(1,348)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(24,420)	(2,829)	—	(27,249)	—	(27,249)
Inventories	—	—	—	(162)	—	—	(162)	—	(162)
Prepaid expenses and other	—	25	—	1,961	(1)	—	1,985	—	1,985
Insurance deposits	—	—	—	378	—	—	378	—	378
Other assets	—	—	—	1,220	—	—	1,220	—	1,220
Accounts payable	—	—	—	(2,625)	(265)	—	(2,890)	—	(2,890)
Accrued liabilities	—	(3,417)	—	(1,810)	66	—	(5,161)	—	(5,161)
Deferred revenue	—	—	—	1,053	—	—	1,053	—	1,053
Other liabilities	—	—	—	926	—	—	926	—	926

Net cash provided by operating activities	5,274	2,271	—	13,420	354	(11,058)	4,987	(5,274)	4,987

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC—Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from investing activities:
Sales of short-term investments	—	—	—	12,500	—	—	12,500	—	12,500
Purchases of short-term investments	—	—	—	(25,000)	—	—	(25,000)	—	(25,000)
Capital expenditures	—	—	—	(2,974)	—	—	(2,974)	—	(2,974)
Proceeds from the sale of property and equipment	—	—	—	1,560	—	—	1,560	—	1,560

Net cash used in investing activities	—	—	—	(13,914)	—	—	(13,914)	—	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	168	—	—	—	—	—	—	—	168
Issuance of common stock	400	—	—	—	—	—	—	—	400
Repayment of debt	—	—	—	(366)	—	—	(366)	—	(366)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(5,842)	(2,426)	—	(7,854)	(210)	11,058	568	5,274	—

Net cash provided by (used in) financing activities	(5,274)	(2,271)	—	(8,220)	(520)	11,058	47	5,274	47

Decrease in cash and cash equivalents	—	—	—	(8,714)	(166)	—	(8,880)	—	(8,880)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$8,317	$491	$—	$8,808	$—	$8,808

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2006	2005
Current income tax provision	$(285)	$(555)
Deferred income tax provision	(1,787)	(3,167)

Total income tax provision	$(2,072)	$(3,722)

Continuing operations provision	$(2,081)	$(3,504)
Discontinued operations benefit (provision)	9	(218)

Total income tax provision	$(2,072)	$(3,722)

The effective tax rate for the three months ended September 30, 2006 for continuing operations was 44.7 percent, which differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

The effective tax rate for the three months ended September 30, 2005 for continuing operations was 51.1 percent which differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $37,000 for the three months ended September 30, 2005.

The Company’s federal income tax return for the year ended June 30, 2004 is currently under examination by the Internal Revenue Service. Although the ultimate outcome is unknown, management believes that it has adequately provided for any potential adjustment that may arise from the current examination and that the final outcome will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows

(8) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in gain on sale of assets in the consolidated statement of operations for the three months ended September 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Net Income Per Share

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations for the three months ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005
Income from continuing operations	$1,806	$3,190
Average number of shares outstanding—Basic	24,510	24,232
Add: Incremental shares for dilutive effect of stock options	410	1,029

Average number of shares outstanding—Diluted	24,920	25,261

Income per share—basic	$0.07	$0.13

Income per share—diluted	$0.07	$0.13

For the three months ended September 30, 2006 and 2005, 0.6 million and 1.1 million, respectively, of shares issuable upon exercise of outstanding stock options with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share.

(10) Segment Reporting

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

Each reporting segment provides medical transportation and related services while the Company’s fire and other services are predominantly in Segments B and C.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interest. Additionally, corporate overhead allocations have been included within segment profits. Segment assets consist solely of accounts receivable. Segment results presented below reflect continuing operations only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for the three months ended September 30, 2006 and 2005 (in thousands):

	Segment A	Segment B	Segment C		Segment D	Total
Three months ended September 30, 2006
Net revenues from external customers;
Medical transportation	$30,123	$21,039	$39,487		$35,309	$125,958
Fire and other(1)	1,042	5,681	11,622		245	18,590

Total net revenue	$31,165	$26,720	$51,109		$35,554	$144,548

Segment profit	$5,366	$2,127	$4,115		$3,737	$15,345

Three months ended September 30, 2005
Net revenues from external customers;
Medical transportation	$28,682	$20,971	$36,893		$31,193	$117,739
Fire and other(1)	870	5,321	10,133		67	16,391

Total net revenue	$29,552	$26,292	$47,026		$31,260	$134,130

Segment profit	$4,414	$3,159	$7,788	(2)	$1,571	$16,932

(1)	Other revenue consists of revenue generated from home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Segment C profit for the three months ended September 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,
	2006	2005
Segment profit	$15,345	$16,932
Depreciation and amortization	(3,020)	(2,721)
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	$4,660	$6,856

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	September 30, 2006	June 30, 2006
Segment A	$16,160	$14,725
Segment B	15,404	17,385
Segment C	30,743	29,376
Segment D	24,355	21,881

Total segment assets	$86,662	$83,367

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of segment assets to total assets (in thousands):

	September 30, 2006	June 30, 2006
Segment assets	$86,662	$83,367
Cash and cash equivalents	7,354	3,041
Short-term investments	2,500	6,201
Inventories	13,633	13,135
Prepaid expenses and other	6,940	3,702
Property and equipment, net	47,636	45,970
Goodwill	38,362	38,362
Deferred tax assets	77,465	79,118
Insurance deposits	2,264	2,842
Other assets	21,807	23,454

Total assets	$304,623	$299,192

(11) Discontinued Operations

During the prior fiscal year, the Company made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three months ended September 30, 2006 and 2005 are included in income (loss) from discontinued operations.

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

	Three Months Ended September 30,
	2006	2005
Net revenue:
Segment A	$—	$2,142
Segment B	—	4,635
Segment C	—	—
Segment D	—	—

Net revenue from discontinued operations	$—	$6,777

	Three Months Ended September 30,
	2006	2005
Income (loss):
Segment A	$104	$102
Segment B	(113)	287
Segment C	—	—
Segment D	(5)	—

Income (loss) from discontinued operations, net of income taxes	$(14)	$389

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss from discontinued operations for the three months ended September 30, 2006 is presented net of income tax benefit of $9,000 while income from discontinued operations for the three months ended September 30, 2005 is presented net of income tax expense of $0.2 million. Loss from discontinued operations for the three months ended September 30, 2006 for Segment A includes a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s discontinued operations in the City of Augusta, Georgia. Loss from discontinued operations of $5,000 for Segment D is a result of legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas.

(12) Defined Benefit Plan

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

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Service cost	$369	$225
Interest cost	23	11
Expected return on plan assets	(59)	(23)
Amortization of gain	(2)	—

Net periodic pension benefit cost	$331	$213

The following table presents the assumptions used in the determination of net periodic benefit cost for the three months ended September 30, 2006 and 2005:

	2006	2005
Discount rate	6.48%	5.00%
Rate of increase in compensation levels	4.0%	2.5%
Expected long-term rate of return on assets	7.5%	7.5%

The Company contributed approximately $0.5 million and $0.2 million during the three months ended September 30, 2006 and 2005, respectively. The Company’s fiscal 2007 contributions are anticipated to approximate $2.2 million.

(13) Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. The Company is currently negotiating a settlement with the government regarding these allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and enter into a Corporate Integrity Agreement. If a settlement is not reached, the government has indicated that it will pursue further civil action. There can be no assurances that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. See “Legal Proceedings” above. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. The Company’s compliance program initiates its own investigations and conducts audits to examine compliance with various policies and regulations. In addition, internal investigations or audits may result in significant repayment obligations for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

Management believes that reserves established for specific contingencies of $2.8 million and $2.9 million as of September 30, 2006 and June 30, 2006, respectively, (including $2.5 million for the Texas matter described above at both September 30, 2006 and June 30, 2006) are adequate based on information currently available.

(14) Subsequent Events

Sale of Asset

On October 20, 2006, the Company sold an operating license held by one of its subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which will be included in income from discontinued operations during the second quarter of fiscal 2007.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unscheduled Principal Payment

On November 8, 2006, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company will write-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2007.

Credit Facility Amendment No. 4

The Company concluded that certain severance benefits associated with the termination of the Company’s former Chief Financial Officer should be expensed in the first quarter of fiscal 2007. Due to the inclusion of such expenses in the first quarter of fiscal 2007, the Company, through Rural/Metro LLC, Citicorp North America, Inc., as administrative agent, and the various lenders to the 2005 Credit Facility agreed to amend the 2005 Credit Facility (“Amendment No. 4”) to modify the definition of the Consolidated EBITDA covenant contained in the 2005 Credit Facility to exclude the severance benefits associated with such termination. On November 10, 2006, the Company entered into Amendment No. 4, which is effective as of September 30, 2006, and is in compliance with all of its covenants under the 2005 Credit Facility at September 30, 2006.

Contract Activity

The Company was awarded several new contracts during the quarter ended September 30, 2006, including the following:

•	Three-year contract to provide exclusive airport fire fighting and emergency medical transportation services to the Sarasota Bradenton International Airport, which commenced on October 1, 2006;

•	Three-year contract as the preferred provider of non-emergency medical transportation services to Valley Medical Center located in Renton, Washington, which commenced on October 1, 2006; and

•	Five-year master fire contract with the City of Carefree, Arizona which will become effective on January 1, 2007.

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

These forward-looking statements are found throughout this report. Additionally, the discussions herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are susceptible to the risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. Moreover, we may from time to time make forward-looking statements about matters described herein or other matters concerning us. We disclaim any intent or obligation to update forward-looking statements.

Rural/Metro Corporation is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. The website for Rural/Metro Corporation is located at www.ruralmetro.com. Information contained on the website, including any external information which is referenced or “linked” on our website, is not a part of this Report.

This report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed with the SEC on September 22, 2006.

Executive Summary

We provide both emergency and non-emergency medical transportation services to approximately 400 communities in 23 states. We provide these medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of September 30, 2006, we had approximately 95 contracts to provide 911 emergency medical transportation services and approximately 610 contracts to provide non-emergency medical transportation services and other medical transportation services.

We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to leverage our workforce and medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from commercial insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 emergency medical transportation contracts.

Our medical transport revenue depends on various factors, including the mix of payers, the mix of rates, the acuity of the patients we transport and the mix of activity between emergency medical transportation services and non-emergency medical transportation services, as well as other competitive and market factors.

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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge (“net/net EMS APC”), average Days Sales Outstanding (“DSO”, see further discussion in “Liquidity and Capital Resources”), Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, see further discussion in “Liquidity and Capital Resources”) and medical transport volume (see further discussion in “Results of Operations”), among others.

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Three Months Ended September 30,
	2006	2005
Net/net EMS APC(1)	$340	$340
DSO(2)	53	46
EBITDA(3)	$14,549	$17,469
Medical Transports(4)	267,255	259,288

(1)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and doubtful accounts divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA along with a reconciliation of EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources—EBITDA”.
(4)	Medical transports from continuing operations are defined as emergency and non-emergency patient transports.

Factors Affecting Our Operating Results

Our fiscal 2007 first quarter results reflect our continued focus on growing and strengthening core operations. We continued our emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

We have observed the following trends and events that have affected or are likely to affect our financial condition and results of operations in the future.

Transport Volume

We depend on requests from emergency and non-emergency medical transportation services to support our primary source of revenues. Increases or decreases in transport volume are influenced by a number of factors. These factors include population growth, a change in the demographics of the communities we serve (for example, aging of the overall population), and seasonal or one-time factors that may affect the number of people requiring medical transportation. Additionally, non-emergency transports are increasingly driven by the increased number of secondary care facilities which require more frequent patient transport. Our transport volume is affected by entry into new markets and exit of discontinued markets or non-renewed contracts. The strength and number of our emergency and non-emergency medical transportation competitors in any given service area also affects our ability to expand market share in that location.

Provision for Doubtful Accounts

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency medical transportation services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. As a result, we incur bad debt in the normal course of providing medical transportation services.

Several factors drive our provision for doubtful accounts, including the following:

•	Patients we transport who are uninsured or otherwise have no ability to pay for our services (“private pay”). Such patients have increased in volume from 11.3 percent of our private payer transport mix in the first quarter of fiscal 2006 to 14.5 percent in the first quarter of fiscal 2007. We believe this increase to be in line with overall U.S. healthcare trends specific to our locations. This is largely due to an increasing percentage of people who lack employer-sponsored coverage, with significant declines in health insurance coverage for those in the Southern and Western states.

•	Rate increases. On a periodic basis, we evaluate our cost structure and payer mix within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and private pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are uninsured or otherwise are private payers can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in the provision for doubtful accounts.

•	Our provisioning methodology for reserving for bad debt expense. This methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts and actual historical write-offs. Therefore, a sustained disruption in receipts from government or commercial payers may result in an increase in the provision for doubtful accounts due to various collection challenges related to older receivables.

•	The quality of our billing documentation and procedures. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult due to the acuity of the patients we serve at the time patient care is rendered, and incomplete information hinders post-service collection efforts. As a result, we often receive partial or no compensation for our services.

While we attempt to negotiate subsidies or reimbursements from the contracted entity to offset some of the costs incurred to administer our medical services, not all authorities will agree to provide such reimbursement.

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency transportation business, significant wait times associated with emergency rooms is delaying redeployment and market-specific shortages of qualified paramedics and emergency medical technicians, which affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Insurance Programs

We continue to deploy our risk management strategy to close worker’s compensation and general liability claims promptly. We have also worked to minimize future insurance-related losses through proactive risk management and work place safety initiatives. These programs include the implementation of DriveCam technology in the ambulance fleet; ergonomic safety programs designed to reduce on-the-job injuries and complementary return to work, fit for duty, and wellness programs.

Contract Activity

New Contracts

Effective July 1, 2006, we began servicing our one-year contract as the preferred non-emergency medical transportation provider to Deaconess Hospital located in Cincinnati, Ohio.

Contract Renewals

We were awarded various contract renewals throughout our operations during the first quarter of fiscal 2007 including the:

•	15-month renewal of our long-standing contract to provide 911 medical transportation services in Orange County, Florida;

•	Three-year renewal contract to continue as the preferred provider of emergency and non-emergency transportation services to Baptist Memorial Health Care System in Memphis, Tennessee;

•	Five-year renewal contracts to continue as the preferred provider of non-emergency medical transportation services and critical care medical transportation services for University of Colorado Hospital located in Aurora, Colorado; and

•	Three-year renewal to continue providing specialty firefighting and emergency medical services to Morristown Municipal Airport located in Morristown, New Jersey.

New Accounting Standards

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for us in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

SFAS 158

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 11, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of September 30, 2006, our defined benefit pension plan was overfunded. We are currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. As we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions will have no impact on our consolidated financial statements and related disclosures.

SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for us on June 30, 2007. We are currently evaluating the impact, if any, the adoption of SAB 108 will have on our consolidated financial statements and related disclosures.

FSP 123(R)-3

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in- capital pool as prescribed by SFAS 123(R) or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. We are electing to use the alternative transition method provided in FSP 123(R)-3 to calculate the pool of windfall tax benefits as of the adoption date of SFAS 123(R).

Results of Operations

Consolidated Statement of Operations

For The Three Months Ended September 30, 2006 and 2005

(In Thousands, Except Per Share Amounts)

	2006	% of Net Revenue	2005	% of Net Revenue	$ Change	% Change
Net revenue	$144,548	100.0%	$134,130	100.0%	$10,418	7.8%

Operating expenses:
Payroll and employee benefits	72,941	50.5%	65,919	49.1%	7,022	10.7%
Provision for doubtful accounts	28,061	19.4%	23,091	17.2%	4,970	21.5%
Depreciation and amortization	3,020	2.1%	2,721	2.0%	299	11.0%
Other operating expenses	28,204	19.5%	29,530	22.0%	(1,326)	(4.5%)
Gain on sale of assets	(3)	—	(1,342)	(1.0%)	1,339	(99.8%)

Total operating expenses	132,223	91.5%	119,919	89.4%	12,304	10.3%

Operating income	12,325	8.5%	14,211	10.6%	(1,886)	(13.3%)
Interest expense	(7,785)	(5.4%)	(7,508)	(5.6%)	(277)	3.7%
Interest income	120	0.1%	153	0.1%	(33)	(21.6%)

Income from continuing operations before income taxes and minority interest	4,660	3.2%	6,856	5.1%	(2,196)	(32.0%)
Income tax provision	(2,081)	(1.4%)	(3,504)	(2.6%)	1,423	(40.6%)
Minority interest	(773)	(0.5%)	(162)	(0.1%)	(611)	#

Income from continuing operations	1,806	1.2%	3,190	2.4%	(1,384)	(43.4%)
Income (loss) from discontinued operations, net of income taxes	(14)	(0.0%)	389	0.3%	(403)	#

Net income	$1,792	1.2%	$3,579	2.7%	$(1,787)	(49.9%)

Income per share
Basic—
Income from continuing operations	$0.07		$0.13		$(0.06)
Income (loss) from discontinued operations	—		0.02		(0.02)

Net income	$0.07		$0.15		$(0.07)

Diluted—
Income from continuing operations	$0.07		$0.13		$(0.05)
Income (loss) from discontinued operations	—		0.01		(0.01)

Net income	$0.07		$0.14		$(0.07)

Average number of common shares outstanding—Basic	24,510		24,232		278

Average number of common shares outstanding—Diluted	24,920		25,261		(341)

#	Variances over 100% not displayed.

Net revenue growth of $10.4 million, or 7.8 percent, resulted from an $8.2 million, or 7.0 percent, increase in medical transportation and related services revenue and a $2.2 million, or 13.4 percent, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 210 basis points higher for the three months ended September 30, 2006 compared to the prior period primarily due to a 220 basis point increase in provision for doubtful accounts, a 140 basis point increase in payroll and employee benefits and a 100 basis point decrease in gain on sale of assets, all as a percentage of net revenue, partially offset by a 250 basis point reduction in other operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
Medical transportation and related services	$125,958	$117,739	$8,219	7.0%
Fire and other services	18,590	16,391	2,199	13.4%

Total net revenue	$144,548	$134,130	$10,419	7.8%

Medical Transportation and Related Services

Same service area revenue accounted for $5.5 million, or 66.4 percent, of the increase in medical transportation and related services revenue, of which $4.0 million, or 73.0 percent, related to increased rates while $1.5 million, or 27.0 percent, was due to increased transports. The remaining $2.7 million resulted from revenues generated under new contracts in Salt Lake City, Utah and the Orlando Regional Healthcare System in Florida.

A comparison of transports is included in table below:

	Three Months Ended September 30,
	2006	2005	Transport Change	% Change
Medical transportation	267,255	259,288	7,967	3.1%
Alternative transportation	21,120	18,722	2,398	12.8%

Total transports from continuing operations	288,375	278,010	10,365	3.7%

Medical transports in areas that we served in both three months ended September 30, 2006 and 2005 increased by approximately 1,100 transports, while medical transports related to new contracts in Utah and Florida totaled approximately 6,900 transports for the three months ended September 30, 2006. The 12.8 percent increase in transports in our alternative transportation services business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net/net EMS APC has remained consistent at $340 for both the three months ended September 30, 2006 and 2005 primarily due to our provisioning methodology for reserving for bad debt expense, whereby the sustained disruption in receipts from certain government payers and the consolidation of three regional billing locations in fiscal 2006 have caused an increase in our provision for doubtful accounts.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $66.2 million and $58.2 million for the three months ended September 30, 2006 and 2005, respectively. Such discounts represented 35.6 percent and 34.2 percent of gross medical transportation and alternative transportation fees for the three months ended September 30, 2006 and 2005, respectively. The increase of 140 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.5 million, or 14.3 percent, of which $1.2 million, or 83.0 percent, was related to higher subscription rates and $0.3 million, or 17.0 percent, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.4 million due to increases in various master fire contract rates and other revenue increased $0.2 million driven by several miscellaneous revenue sources, none of which were individually significant.

Operating Expenses

Payroll and Employee Benefits

Of the $7.0 million increase in payroll and employee benefits expense, $4.9 million is attributable to increased wages and taxes due to the incremental increase in revenue. Additionally, $1.1 million is due to increased health insurance expense due to higher claims paid under our self insurance programs and $1.1 million is related to severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of total net revenue was 19.4 percent and 17.2 percent for the three months ended September 30, 2006 and 2005, respectively. As a percentage of net medical transportation and related services revenue, the provision was 23.4 percent and 20.6 percent for the three months ended September 30, 2006 and 2005, respectively. The increase in the provision is primarily a result of two components. Primarily, the impact of ambulance rate increases specific to our private pay patients. Secondarily, the impact of disruptions of our collections cycle. During the first quarter of fiscal 2007, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to Medicare Advantage (“MA”) plans, primarily in Segment C. Finally, we continued to experience delays in collections from the consolidation of three regional billing locations in fiscal 2006, directly affecting Segments A and B. These disruptions in collections from government and private payers have caused an increase in the provision for doubtful accounts. Management continues to closely monitor our collection efforts for these impacted areas to ensure the adequacy of the provision for doubtful accounts.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2006.

Other Operating Expenses

The decrease in other operating expenses was due to a $0.9 million reduction in professional fees associated with lower year over year costs associated with compliance with Section 404 of the Sarbanes Oxley Act, a $0.5 million reduction in vehicle and maintenance expense primarily due to preventative maintenance efforts, a $0.3 million reduction in travel and entertainment resulting from continued cost containment efforts and decreases in miscellaneous other expenses, none of which were individually significant. These were partially offset by a $0.4 million increase in fuel expense driven by an increase in the number of transports as well as a 14.2 percent increase in the average cost per gallon of fuel and higher first responder fees totaling $0.4 million.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the three months ended September 30, 2005. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense is primarily due to the continued non-cash accretion of the Senior Discount Notes.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the three months ended September 30, 2006, we recorded a $2.1 million income tax provision related to continuing operations, including a deferred income tax provision of $1.8 million, resulting in an effective tax rate of 44.7 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended September 30, 2006 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of adjustments to prior year tax provisions included in the tax provision for the year ended June 30, 2006 that increased the effective tax rate by 4.0%.

We also recorded $9,000 in income tax benefit related to discontinued operations during the three months ended September 30, 2006. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

During the three months ended September 30, 2005, we recorded a $3.5 million income tax provision, resulting in an effective tax rate of 51.1 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to our Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. We also recorded $0.2 million in income tax provision related to discontinued operations during the three months ended September 30, 2006. The Company made income tax payments of $37,000 for the three months ended September 30, 2005.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50 percent) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the prior fiscal year, we made the decision to exit two medical transportation markets and as a result the financial results of these service areas for the three months ended September 30, 2006 and 2005 are included in income (loss) from discontinued operations.

For the three months ended September 30, 2006 and 2005, net revenue associated with discontinued service areas totaled zero and $6.8 million, respectively. Net loss from discontinued operations for the three months ended September 30, 2006 was $14,000, net of income tax benefit of $9,000. Net income from discontinued operations for the three months ended September 30, 2005 was $0.4 million, net of income tax expense of $0.2 million. Loss from discontinued operations for the three months ended September 30, 2006 includes a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s discontinued operations in the City of Augusta, Georgia as well as legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005—Segments

Overview

We have four regionally-based reporting segments which correspond with the manner in which the associated operations are managed and evaluated by our Chief Executive Officer. These segments comprise operations within the following areas:

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

Each reporting segment provides medical transportation services while our fire and other services are predominantly in Segments B and C.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interest. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact net medical transportation revenues include rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency medical transportation services and non-emergency medical transportation services, our ability to negotiate government subsidies as well as other competitive and market factors. These factors can vary significantly from market to market and also can change over time. The main drivers of fire and other revenue are fire subscription rates and the number of subscribers.

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$30,123	$28,682	$1,441	5.0%
Other services	1,042	870	172	19.7%

Total net revenue	$31,165	$29,552	$1,613	5.5%

Segment profit	$5,366	$4,414	$952	21.6%

Segment profit margin	17.2%	14.9%

Medical transports	73,309	73,981	(672)	(0.9%)

Alternative transports	5,913	5,207	706	13.6%

Net/net EMS APC	$311	$302	$9	3.1%

DSO	47	48	(1)	(1.1%)

Medical transportation rate increases contributed to a $1.7 million increase in net medical transportation revenue while a decline in the number of medical transports contributed to a $0.3 million decrease in net medical transportation revenue. The decrease in medical transports can be attributed to reduced call volume, primarily in our Ohio market. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 49.0 percent in the first quarter of fiscal 2006 to 44.5 percent in the first quarter of fiscal 2007 primarily due to reductions in headcount, health insurance costs and unemployment and workers’ compensation expense partially offset by increased overtime. Provision for doubtful accounts as a percentage of net revenue increased from 15.1 percent in the first quarter of fiscal 2006 to 17.7 percent in the first quarter of fiscal 2007 primarily due to a change in collection patterns stemming from the consolidation of two regional billing locations in fiscal 2006, rate increases and a shift in payer mix. Other operating expenses as a percentage of net revenue decreased from 17.2 percent in the first quarter of fiscal 2006 to 15.5 percent in the first quarter of fiscal 2007 primarily driven by $0.2 million decrease in general liability insurance costs.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$21,039	$20,971	$68	0.3%
Fire and other services	5,681	5,321	360	6.8%

Total net revenue	$26,720	$26,292	$428	1.6%

Segment profit	$2,127	$3,159	$(1,032)	(32.7%)

Segment profit margin	8.0%	12.0%

Medical transports	59,276	59,384	(108)	(0.2%)

Alternative transports	3,633	3,421	212	6.2%

Net/net EMS APC	$252	$266	$(14)	(5.3%)

Fire subscriptions at period end	34,554	35,013	(459)	(1.3%)

DSO	61	53	8	15.9%

The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The decline in medical transports was primarily due to greater competition in certain markets. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll related expense as a percentage of net revenue increased from 50.7 percent in the first quarter of fiscal 2006 to 53.9 percent in the first quarter of fiscal 2007 primarily due to increases in overtime and temporary staffing wages. Provision for doubtful accounts as a percentage of net revenue increased from 15.3 percent in the first quarter of fiscal 2006 to 17.6 percent for the first quarter of fiscal 2007 primarily due to a disruption in collections stemming from the consolidation of a regional billing location in fiscal 2006. Other operating expenses as a percentage of net revenue declined from 18.0 percent in the first quarter of fiscal 2006 to 15.4 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses, a $0.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

DSO increased 8 days directly as a result of a change in collection patterns stemming from the consolidation of two regional billing locations as discussed above. The 8 day increase includes approximately 4 days associated with the discontinued New Jersey operations.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$39,487	$36,893	$2,594	7.0%
Fire and other services	11,622	10,133	1,489	14.7%

Total net revenue	$51,109	$47,026	$4,083	8.7%

Segment profit	$4,115	$7,788	$(3,673)	(47.2%)

Segment profit margin	8.1%	16.6%

Medical transports	65,538	62,123	3,415	5.5%

Alternative transports	3,365	3,304	61	1.8%

Net/net EMS APC	$485	$496	$(11)	(2.2%)

Fire subscriptions at period end	83,734	80,468	3,266	4.1%

DSO	51	34	17	51.3%

Same service area revenue accounted for $1.1 million of the increase in net medical transportation and related services revenue while the remaining $1.5 million resulted from our new service area in Utah which commenced on April 3, 2006. Approximately $0.8 million of the increase in same service area net medical transportation revenue was a result of increased rates while the remainder was due to increased transports. The increase in fire and other services revenue is primarily due to 4.1 percent growth in the number of fire subscriptions and higher fire subscription rates. The increase in the number of medical transports was primarily a result of the new Utah service area, which contributed approximately 3,000 additional transports during the first quarter of fiscal 2007.

Payroll related expense as a percentage of net revenue increased from 50.0 percent in the first quarter of fiscal 2006 to 52.9 percent in the first quarter of fiscal 2007 primarily due to wage increases resulting from the fiscal 2007 renegotiation of union contracts, increased overtime and fill-in staffing to support the increase in transports, increased health insurance expense and increased pension funding requirements. Provision for doubtful accounts as a percentage of net revenue increased from 11.7 percent in the first quarter of fiscal 2006 to 14.0 percent in the first quarter of fiscal 2007 primarily due the impact of ambulance rate increases specific to our private pay patients in this segment. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to MA plans. These sustained disruptions in collections from government and commercial payers continue to drive increases in our provision for doubtful accounts resulting from our provisioning methodology. Other operating expenses as a percentage of revenue decreased from 21.3 percent in the first quarter of fiscal 2006 to 19.9 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses and a $0.2 million decrease in professional fees due to fiscal 2006 contract negotiations and franchise protection efforts partially offset by increases in first responder fees, of which $0.4 million related to our new contract in Utah. DSO increased 17 days primarily as a result of the extended collection cycle related to Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans, as discussed above. Of the 17 day increase, approximately 8 days are specific to the Medicaid issue.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Net Revenue
Medical transportation and related services	$35,309	$31,193	$4,116	13.2%
Other services	245	67	178	#

Total net revenue	$35,554	$31,260	$4,294	13.7%

Segment profit	$3,737	$1,571	$2,166	#

Segment profit margin	10.5%	5.0%

Medical transports	69,132	63,800	5,332	8.4%

Alternative transports	8,209	6,790	1,419	20.9%

Net/net EMS APC	$310	$302	$8	2.6%

DSO	56	56	—	—

#	Variances over 100% not displayed.

Same service area revenue accounted for $2.8 million of the increase in net medical transportation and related services revenue while the remaining $1.3 million resulted from our new Orlando Regional contract, which commenced on September 10, 2005. Approximately $2.1 million of the increase in same service area net medical transportation revenue was a result of increased rates while the remainder was due to increased transports. Our new Orlando Regional Medical Center contract resulted in approximately 3,900 additional medical transports for the three months ended September 30, 2006. The increase in same service area medical transports is due to significant population growth in certain markets and increased interfacility transports, specifically in the Colorado market.

Payroll related expense as a percentage of net revenue decreased from 39.1 percent in the first quarter of fiscal 2006 to 37.4 percent in the first quarter of fiscal 2007 primarily due to efficiencies achieved from switching from 12 hour shifts to 24 hour shifts in certain markets. Provision for doubtful accounts as a percentage of net revenue increased from 29.1 percent in the first quarter of fiscal 2006 to 30.0 percent in the first quarter of fiscal 2007 due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated provision expense. Other operating expenses as a percentage of net revenue decreased from 24.9 percent in the first quarter of fiscal 2006 to 19.0 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million decrease in first-responder fees and decreases in other miscellaneous operating costs, none of which were individually significant. These declines were partially offset by a $0.2 million increase in professional fees incurred in fiscal 2007 associated with franchise protection efforts in certain markets and a $0.1 million increase in vehicle related expenses which were directly related to increased transports.

The increase in net/net EMS APC can primarily be attributed to rate increases in certain markets and the Orlando Regional Medical Center economies of scale as discussed above.

Liquidity and Capital Resources

Our liquidity needs are primarily to service long-term debt, fund working capital requirements, capital expenditures and business development activities. Our ability to generate cash from operating activities is subject to, among other things, our operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

We believe that cash flow from operations coupled with existing cash balances and funds available through our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs through September 30, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively.

In addition to the Senior Subordinated Notes interest payment discussed above, during the three months ended September 30, 2006 and 2005 we also made $2.1 million and $2.0 million, respectively, in interest payments associated with our Term Loan B. Additionally, during the three months ended September 30, 2006 and 2005, we made payments totaling $4.3 million and $3.0 million, respectively, for capital expenditures and made defined benefit pension plan payments of $0.5 million and $0.2 million, respectively.

The table below summarizes cash flow information for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$4,742	$4,987
Net cash used in investing activities	(634)	(13,914)
Net cash provided by financing activities	205	47

Operating Activities

Net cash provided by operating activities totaled $4.7 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively. The $1.8 million decrease in net income and the $2.9 million increase in net operating assets from the first quarter of fiscal 2006 to the corresponding period of fiscal 2007 were offset by a $4.5 million increase in non-cash charges. The decrease in net income is primarily attributable to a gain recognized on the sale of real estate in Arizona during the first quarter of fiscal 2006 and severance benefits expense associated with the employment agreement of the Company’s former Chief Financial Officer during the first quarter of fiscal 2007. The increase in net operating assets is primarily attributable to growth in medical transportation revenue and the impact of disruptions of our collections cycle, and an increase in prepaid assets due to increased current general liability and workers compensation insurance premiums partially offset by a decrease in accrued wages due to the timing of payroll funding and the accrued severance benefits expense described above. The increase in non-cash items is primarily attributable to an increase in the provision for doubtful accounts caused by the impact of ambulance rate increases specific to our private pay patients and the impact of disruptions of our collections cycle as well as the previously mentioned gain on real estate, partially offset by a decrease in non-cash deferred income tax benefit relating to the utilization of a portion of our net operating loss carryforwards.

We had working capital of $51.4 million at September 30, 2006, including cash, cash equivalents and short-term investments of $9.9 million, compared to working capital of $45.0 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The increase in working capital as of September 30, 2006 is primarily related to higher net accounts receivable due to the previously mentioned growth in medical transportation revenue and the impact of disruptions of our collections cycle and higher prepaid expenses due to increased general liability insurance premiums combined with lower accounts payable due to the timing of payments to vendors partially offset by increased accrued wages.

DSO increased 7 days from September 30, 2005 to September 30, 2006, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 3 days of the 7 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had net sales of such securities of $3.7 million during the three months ended September 30, 2006 and net purchases of $12.5 million during the three months ended September 30, 2005. We had capital expenditures totaling $4.3 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. Of the $1.3 million increase, approximately $1.2 million related to the purchase of three fire trucks for the Arizona fire market during the first quarter of fiscal 2007. Additionally, during the three months ended September 30, 2005, we received proceeds from the sale of property and equipment of $1.6 million primarily due to the sale of real estate in Arizona.

Financing Activities

Financing activities include the tax benefits from the exercise of stock options, proceeds from the issuance of common stock, repayment of debt and minority shareholder distributions. The reduction in current year stock option exercises contributed to a $0.3 million decrease in cash provided by the issuance of common stock, which was partially offset by a $34,000 increase in the tax benefit realized from the exercise of such options. During the three months ended September 30, 2005, we made a $0.2 million distribution to the City of San Diego, the minority shareholder in our medical services joint venture.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements.

We were in compliance with all of our covenants under our 2005 Credit Facility at September 30, 2006.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	December 31, 2006	March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.50	4.26	< 4.25	< 4.25	< 4.00
Interest expense coverage ratio	> 2.25	2.27	> 2.25	> 2.50	> 2.50
Fixed charge coverage ratio	> 1.15	1.25	> 1.15	> 1.20	> 1.20
Maintenance capital expenditure(1)	N/A	N/A	N/A	N/A	< $22.0 million
New business capital expenditure	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. The following table sets forth our EBITDA for the three months ended September 30, 2006 and 2005, as well as a reconciliation to cash provided by operating activities, the most directly comparable financial measure under generally accepted accounting principles (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income	$1,792	$3,579
Add back:
Depreciation and amortization	3,020	2,813
Interest expense	7,785	7,508
Interest income	(120)	(153)
Income tax provision	2,072	3,722

EBITDA	$14,549	$17,469

Increase (decrease):
Interest expense	(7,785)	(7,508)
Interest income	120	153
Income tax provision	(2,072)	(3,722)
Provision for doubtful accounts	28,068	24,431
Deferred income taxes	1,653	3,166
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Changes in operating assets and liabilities	(32,810)	(29,900)

Net cash provided by operating activities	$4,742	$4,987

For the three months ended September 30, 2006, consolidated EBITDA of $14.5 million included a 220 basis point increase in the provision for doubtful accounts as a percentage of net revenue and the positive impact of $0.6 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA for the three months ended September 30, 2005 of $17.5 million included the positive impact of $0.7 million from discontinued operations and a $1.3 million gain on the sale of real estate in Arizona.

Subsequent Events

Sale of Asset

On October 20, 2006, we sold an operating license held by one of our subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which will be included in income from discontinued operations during the second quarter of fiscal 2007.

Unscheduled Principal Payment

On November 8, 2006, we, through our wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on our Term Loan B. In connection with this payment, we will write-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2007.

Credit Facility Amendment No. 4

We concluded that certain severance benefits associated with the termination of our former Chief Financial Officer should be expensed in the first quarter of fiscal 2007. Due to the inclusion of such expenses in the first quarter of fiscal 2007, Rural/Metro LLC, Citicorp North America, Inc., as administrative agent, and the various lenders to the 2005 Credit Facility agreed to amend the 2005 Credit Facility (“Amendment No. 4”) to modify the definition of the Consolidated EBITDA covenant contained in the 2005 Credit Facility to exclude the severance benefits associated with such termination. On November 10, 2006, we entered into Amendment No. 4, which is effective as of September 30, 2006, and are in compliance with all of our covenants under the 2005 Credit Facility at September 30, 2006.

Contract Activity

We were awarded several new contracts during the quarter ended September 30, 2006, including the following:

•	Three-year contract to provide exclusive airport fire fighting and emergency medical transportation services to the Sarasota Bradenton International Airport, which commenced on October 1, 2006;

•	Three-year contract as the preferred provider of non-emergency medical transportation services to Valley Medical Center located in Renton, Washington, which commenced on October 1, 2006; and

•	Five-year master fire contract with the City of Carefree, Arizona which will become effective on January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25 percent and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25 percent. Based on amounts outstanding under Term Loan B at September 30, 2006, a 1 percent increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.1 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at September 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) identified in connection with management’s evaluation referred to above that occurred during the fiscal quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings

The information contained in Footnote 12 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this report.

Item 6. Exhibits

Exhibits
10.1

Amendment No. 4, dated as of November 10, 2006 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners.

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

RURAL/METRO CORPORATION

Dated: November 14, 2006	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ GREGORY A. BARBER
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1

Amendment No. 4, dated as of November 10, 2006 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners.

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