Form 10-Q/A
period 2006-03-31
RURAL/METRO CORP /DE/
filed 2007-03-23
CIK 906326

UNITED STATES

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

Registrant’s telephone number, including area code: (480) 994-3886

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

EXPLANATORY NOTE

On February 14, 2007, Rural/Metro Corporation (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct certain accounting practice errors relating to its inventory. As more fully described in Note 2 to the financial statements, the Company has determined that certain durable medical supply items should not be classified as inventory.

During the quarter ended December 31, 2006 and as more fully described in Note 1 of the financial statements, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients. This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Company now reflects revenue net of estimated uncompensated care, and this Amendment No. 1 to Form 10-Q/A (this “Amendment”) reflects such change. Previously, the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense. This Amendment amends the Quarterly Report on Form 10-Q for the quarter end March 31, 2006, as filed on May 10, 2006 (“Original Filing”). The change in accounting policy retrospectively applied to the financial statements did not change the previously reported operating income, net income, earnings per share, and operating cash flows. See Notes 1 and 2 to the financial statements for the amended results relating to the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory.

Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not relating to the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events, other than the events surrounding the Company’s notes and its 2005 Credit Facility, which are discussed below. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Due to the restatement of the financial statements, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC, which the Company anticipates will occur on or about the same day that this Amendment is filed. Any or all forward-looking statements relating to the default made in this Form 10-Q/A (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Report on Form 10-Q/A.

The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of March 31, 2006, and concluded that because of the inventory restatement the Company had a material weakness in internal control over financial reporting. See Item 4 of Part II for further discussion and remediation measures that the Company is taking.

In addition to this Amendment, the Company is amending its Annual Report on Form 10-K/A for the year ended June 30, 2006 and its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, each of which will contain restated financial information. The Company will also file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share and per share data)

	March 31, 2006 (As restated)	June 30, 2005 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,919	$17,688
Accounts receivable, net	82,619	71,986
Inventories	8,611	8,478
Deferred tax assets	16,109	10,110
Prepaid expenses and other	5,257	9,449

Total current assets	118,515	117,711

Property and equipment, net	45,673	41,402
Goodwill	38,362	39,344
Deferred tax assets	67,885	77,044
Insurance deposits	5,734	9,037
Other assets	23,496	26,818

Total assets	$299,665	$311,356

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	13,300	14,738
Accrued liabilities	38,992	42,328
Deferred revenue	20,374	19,429
Current portion of long-term debt	383	1,497

Total current liabilities	73,049	77,992

Long-term debt, net of current portion	294,528	305,478
Other liabilities	27,644	27,846

Total liabilities	395,221	411,316

Minority interest	2,107	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both March 31, 2006 and June 30, 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,430,404 and 24,117,499 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	244	241
Additional paid-in capital	153,767	152,305
Treasury stock, 96,246 shares at both March 31, 2006 and June 30, 2005	(1,239)	(1,239)
Accumulated deficit	(250,435)	(252,723)

Total stockholders’ equity (deficit)	(97,663)	(101,416)

Total liabilities, minority interest and stockholders’ equity (deficit)	$299,665	$311,356

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Net revenue	$112,509	$108,573	$337,238	$312,248

Operating expenses:
Payroll and employee benefits	68,540	65,204	201,291	191,654
Depreciation and amortization	2,753	2,632	8,281	7,893
Other operating expenses	31,758	30,301	91,848	82,954
(Gain) loss on sale of assets	5	31	(1,302)	34

Total operating expenses	103,056	98,168	300,118	282,535

Operating income	9,453	10,405	37,120	29,713
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	44	425	220
Loss on early extinguishment of debt	—	(8,170)	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	1,659	(4,923)	14,395	(270)
Income tax (provision) benefit	(834)	144	(6,750)	(165)
Minority interest	(336)	(68)	(651)	(40)

Income (loss) from continuing operations	489	(4,847)	6,994	(475)
Income (loss) from discontinued operations, net of income taxes	(4,636)	1,861	(4,706)	4,952

Net income (loss)	$(4,147)	$(2,986)	$2,288	$4,477

Income (loss) per share
Basic -
Income (loss) from continuing operations	$0.02	$(0.21)	$0.29	$(0.02)
Income (loss) from discontinued operations	(0.19)	0.08	(0.20)	0.22

Net income (loss)	$(0.17)	$(0.13)	$0.09	$0.20

Diluted-
Income (loss) from continuing operations	$0.02	$(0.21)	$0.28	$(0.02)
Income (loss) from discontinued operations	(0.18)	0.08	(0.19)	0.22

Net income (loss)	$(0.16)	$(0.13)	$0.09	$0.20

Average number of common shares outstanding - Basic	24,407	23,019	24,323	22,406

Average number of common shares outstanding - Diluted	25,290	23,019	25,283	22,406

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2005	24,117,499	$241	$152,305	$(1,239)	$(249,950)	$(98,643)
Adjustment due to inventory correction (See Note 2)	—	—	—	—	(2,773)	(2,773)

Balance at June 30, 2005, as restated	24,117,499	241	152,305	(1,239)	(252,723)	(101,416)
Issuance of common stock due to options exercised under Stock Option Plans	312,905	3	629	—	—	632
Tax benefit from options exercised under Stock Option Plans	—	—	810	—	—	810
Stock-based compensation expense	—	—	23	—	—	23
Comprehensive income, net of tax:
Net income	—	—	—	—	2,288	2,288

Comprehensive income						2,288

Balance at March 31, 2006	24,430,404	$244	$153,767	$(1,239)	$(250,435)	$(97,663)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)
Cash flows from operating activities:
Net income	$2,288	$4,477
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	8,506	8,762
Accretion of 12.75% Senior Discount Notes	5,077	480
Deferred income taxes	2,510	—
Insurance adjustments	(2,387)	(636)
Amortization of deferred financing costs	1,792	1,932
(Gain) loss on sale of property and equipment	(1,302)	34
Goodwill impairment in discontinued operations	982	—
Earnings of minority shareholder	651	40
Stock based compensation	23	—
Non-cash portion of loss on early extinguishment of debt	—	5,668
Tax benefit from the exercise of stock options	—	159
Amortization of debt discount	—	17
Change in assets and liabilities -
Accounts receivable	(10,633)	(6,333)
Inventories	(133)	(107)
Prepaid expenses and other	4,192	2,241
Insurance deposits	3,303	2,888
Other assets	2,198	(2,164)
Accounts payable	(1,283)	(1,461)
Accrued liabilities	(2,875)	(5,025)
Deferred revenue	945	753
Other liabilities	1,543	(3,640)

Net cash provided by operating activities	15,397	8,085

Cash flows from investing activities:
Purchases of short-term investments	(42,700)	—
Sales of short-term investments	42,700	—
Capital expenditures	(12,871)	(10,327)
Proceeds from the sale of property and equipment	1,559	106

Net cash used in investing activities	(11,312)	(10,221)

Cash flows from financing activities:
Repayment of debt	(17,141)	(303,582)
Tax benefit from the exercise of stock options	810	—
Issuance of common stock	632	1,638
Distributions to minority shareholders	(155)	—
Issuance of debt	—	310,209
Cash paid for debt issuance costs	—	(11,838)

Net cash used in financing activities	(15,854)	(3,573)

Decrease in cash and cash equivalents	(11,769)	(5,709)
Cash and cash equivalents, beginning of period	17,688	16,372

Cash and cash equivalents, end of period	$5,919	$10,663

Supplemental cash flow information:
Cash paid for interest	$19,543	$22,468
Cash paid for income taxes, net	626	247

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

(1) Revenue – Accounting Change

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Previously, the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $25.4 million and $72.1 million for the three and nine months ended March 31, 2006, respectively and $20.5 million and $59.4 million for the three and nine months ended March 31, 2005, respectively. The change in accounting policy, retrospectively applied to the financial statements for the three months and nine months ended March 31, 2006 and 2005 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

(2) Inventory Restatement - Correction

In connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in a reduction in net earnings of $105,000 and $16,000 for the three months and nine months ended March 31, 2006, respectively and $0 and $11,000 for the three and nine months ended March 31, 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2006 was an increase in the accumulated deficit as of July 1, 2005 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory.

The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the three and six months ended March 31, 2006 and at March 31, 2006, respectively are as follows:

	Consolidated Balance Sheet
	March 31, 2006 As previously reported	Adjustments due to inventory correction	March 31, 2006 As restated
Inventories	$12,902	$(4,291)	$8,611
Total current assets	122,806	(4,291)	118,515
Long-term portion deferred tax assets	66,383	1,502	67,885
Total assets	302,454	(2,789)	299,665
Accumulated deficit	(247,646)	(2,789)	(250,435)
Total stockholders’ equity (deficit)	(94,874)	(2,789)	(97,663)
Total liabilities, minority interest and stockholders’ equity (deficit)	$302,454	$(2,789)	$299,665

	Consolidated Balance Sheet
	June 30, 2005 As previously reported	Adjustments due to inventory correction	June 30, 2005 As restated
Inventories	$12,743	$(4,265)	$8,478
Total current assets	121,976	(4,265)	117,711
Long-term portion deferred tax assets	75,551	1,493	77,044
Total assets	314,128	(2,772)	311,356
Accumulated deficit	(249,950)	(2,773)	(252,723)
Total stockholders’ equity (deficit)	(98,643)	(2,773)	(101,416)
Total liabilities, minority interest and stockholders’ equity (deficit)	$314,128	$(2,772)	$311,356

	Consolidated Statement of Operations
	Three Months Ended March 31, 2006 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Three Months Ended March 31, 2006 As restated
Net revenue	$112,509	$—	$112,509
Other operating expenses	31,596	162	31,758
Total operating expenses	102,894	162	103,056
Operating income	9,615	(162)	9,453
Income (loss) from continuing operations before income taxes and minority interest	1,821	(162)	1,659
Income tax (provision) benefit	(891)	57	(834)
Income (loss) from continuing operations	594	(105)	489
Net income	$(4,042)	$(105)	$(4,147)
Net income applicable to common stock	$(4,042)	$(105)	$(4,147)

Basic earnings per share	$(0.17)	—	$(0.17)
Diluted earnings per share	$(0.16)	—	$(0.16)

	Consolidated Statement of Operations
	Three Months Ended March 31, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Three Months Ended March 31, 2005 As restated
Net revenue	$108,573	$—	$108,573
Other operating expenses	30,301	—	30,301
Total operating expenses	98,168	—	98,168
Operating income	10,405	—	10,405
Income (loss) from continuing operations before income taxes and minority interest	(4,923)	—	(4,923)
Income tax (provision) benefit	144	—	144
Income (loss) from continuing operations	(4,847)	—	(4,847)
Net income	$(2,986)	$—	$(2,986)
Net income applicable to common stock	$(2,986)	$—	$(2,986)

Basic earnings per share	$(0.13)	—	$(0.13)
Diluted earnings per share	$(0.13)	—	$(0.13)

	Consolidated Statement of Operations
	Nine Months Ended March 31, 2006 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Nine Months Ended March 31, 2006 As restated
Net revenue	$337,238	$—	$337,238
Other operating expenses	91,823	25	91,848
Total operating expenses	300,093	25	300,118
Operating income	37,145	(25)	37,120
Income (loss) from continuing operations before income taxes and minority interest	14,420	(25)	14,395
Income tax (provision) benefit	(6,759)	9	(6,750)
Income (loss) from continuing operations	7,010	(16)	6,994
Net income	$2,304	$(16)	$2,288
Net income applicable to common stock	$2,304	$(16)	$2,288

Basic earnings per share	$0.09	—	$0.09
Diluted earnings per share	$0.09	—	$0.09

	Consolidated Statement of Operations
	Nine Months Ended March 31, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Nine Months Ended March 31, 2005 As restated
Net revenue	$312,248	$—	$312,248
Other operating expenses	82,942	12	82,954
Total operating expenses	282,523	12	282,535
Operating income	29,725	(12)	29,713
Income (loss) from continuing operations before income taxes and minority interest	(258)	(12)	(270)
Income tax (provision) benefit	(166)	1	(165)
Income (loss) from continuing operations	(464)	(11)	(475)
Net income	$4,488	(11)	4,477
Net income applicable to common stock	$4,488	$(11)	$4,477

Basic earnings per share	$0.20	—	$0.20
Diluted earnings per share	$0.20	—	$0.20

(3) Liquidity

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through March 31, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted. See Explanatory Note to this Amendment. See Note 6 to the consolidated financial statements.

(4) Accounting for Stock Based Compensation

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

	Three Months Ended March 31, 2005 (As restated)	Nine Months Ended March 31, 2005 (As restated)
Net income (loss)	$(2,986)	$4,477
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax effect	(9)	(98)

Pro forma net income (loss)	$(2,995)	$4,379

Income (loss) per share:
Basic - As reported	$(0.13)	$0.20

Basic - Pro forma	$(0.13)	$0.20

Diluted - As reported	$(0.13)	$0.20

Diluted - Pro forma	$(0.13)	$0.20

(5) General Liability and Workers’ Compensation Programs

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

The Company was in compliance with the covenants under the 2005 Credit Facility at March 31, 2006. Due to the restatement of the financial statements, the Company did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC. See Note 14 to the consolidated financial statements.

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

Condensed Consolidating Financial Information

The Company’s Senior Subordinated Notes are unsecured senior subordinated obligations of the Senior Subordinated Notes Issuers and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 6) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 1 and 2 to the consolidated financial statements, respectively.

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)			Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.		Non- Guarantor	Eliminations (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919
Accounts receivable, net	—	—	—	76,485	6,134	—	82,619	—	82,619
Inventories	—	—	—	8,611	—	—	8,611	—	8,611
Deferred tax assets	—	—	—	16,109	—	—	16,109	—	16,109
Prepaid expenses and other	—	—	—	5,253	4	—	5,257	—	5,257

Total current assets	—	—	—	111,110	7,405	—	118,515	—	118,515

Property and equipment, net	—	—	—	45,468	205	—	45,673	—	45,673
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	67,885	—	—	67,885	—	67,885
Insurance deposits	—	—	—	5,734	—	—	5,734	—	5,734
Other assets	1,954	9,386	—	11,631	525	—	21,542	—	23,496
Due from (to) affiliates (1)	—	166,965	125,000	(164,159)	(2,806)	(125,000)	—	—	—
Due from (to) Parent	(43,194)	43,194	—	—	—	—	43,194	—	—
Rural/Metro LLC investment in subsidiaries	—	26,150	—	—	—	(26,150)	—	—	—
Parent Company investment in Rural/Metro LLC	929	—	—	—	—	—	—	(929)	—

Total assets	$(40,311)	$245,695	$125,000	$116,031	$5,329	$(151,150)	$340,905	$(929)	$299,665

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$12,550	$750	$—	$13,300	$—	$13,300
Accrued liabilities	—	7,766	—	30,861	365	—	38,992	—	38,992
Deferred revenue	—	—	—	20,374	—	—	20,374	—	20,374
Current portion of long-term debt	—	—	—	383	—	—	383	—	383

Total current liabilities	—	7,766	—	64,168	1,115	—	73,049	—	73,049

Long-term debt, net of current portion (1)	57,352	237,000	125,000	176	—	(125,000)	237,176	—	294,528
Other liabilities	—	—	—	27,644	—	—	27,644	—	27,644

Total liabilities	57,352	244,766	125,000	91,988	1,115	(125,000)	337,869	—	395,221

Minority interest	—	—	—	—	—	2,107	2,107	—	2,107

Stockholders’ equity (deficit):
Common stock	244	—	—	90	—	(90)	—	—	244
Additional paid-in capital	153,767	—	—	74,770	20	(74,790)	—	—	153,767
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(250,435)	—	—	(50,817)	4,194	46,623	—	—	(250,435)
Member equity	—	929	—	—	—	—	929	(929)	—

Total stockholders’ equity (deficit)	(97,663)	929	—	24,043	4,214	(28,257)	929	(929)	(97,663)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(40,311)	$245,695	$125,000	$116,031	$5,329	$(151,150)	$340,905	$(929)	$299,665

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)			Rural/Metro LLC - Consolidated (As restated)		Rural/Metro Corporation Consolidated (As restated)
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.		Non- Guarantor	Eliminations (As restated)		Eliminations (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688
Accounts receivable, net	—	—	—	65,791	6,195	—	71,986	—	71,986
Inventories	—	—	—	8,478	—	—	8,478	—	8,478
Current portion of deferred tax assets	—	—	—	10,110	—	—	10,110	—	10,110
Prepaid expenses and other	—	67	—	9,380	2	—	9,449	—	9,449

Total current assets	—	67	—	110,790	6,854	—	117,711	—	117,711

Property and equipment, net	—	—	—	41,402	—	—	41,402	—	41,402
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax asset	—	—	—	77,044	—	—	77,044	—	77,044
Insurance deposits	—	—	—	9,037	—	—	9,037	—	9,037
Other assets	1,978	10,682	—	13,633	525	—	24,840	—	26,818
Due from (to) affiliates (1)	—	195,131	125,000	(192,385)	(2,746)	(125,000)	0	—	0
Due from (to) Parent Company	(44,508)	44,508	—	—	—	—	44,508	—	—
LLC investment in subsidiaries	—	913	—	—	—	(913)	—	—	—
Parent Company investment in LLC	(6,611)	—	—	—	—	—	—	6,611	—

Total assets	$(49,141)	$251,301	$125,000	$98,865	$4,633	$(125,913)	$353,886	$6,611	$311,356

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,342	$1,396	$—	$14,738	$—	$14,738
Accrued liabilities	—	4,912	—	37,244	172	—	42,328	—	42,328
Deferred revenue	—	—	—	19,429	—	—	19,429	—	19,429
Current portion of long-term debt	—	—	—	1,497	—	—	1,497	—	1,497

Total current liabilities	—	4,912	—	71,512	1,568	—	77,992	—	77,992

Long-term debt, net of current portion (1)	52,275	253,000	125,000	203	—	(125,000)	253,203	—	305,478
Other liabilities	—	—	—	27,846	—	—	27,846	—	27,846

Total liabilities	52,275	257,912	125,000	99,561	1,568	(125,000)	359,041	—	411,316

Minority interest	—	—	—	—	—	1,456	1,456	—	1,456

Stockholders’ equity (deficit):
Common stock	241	—	—	90	—	(90)	—	—	241
Additional paid-in capital	152,305	—	—	74,770	20	(74,790)	—	—	152,305
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(252,723)	—	—	(75,556)	3,045	72,511	—	—	(252,723)
Member equity	—	(6,611)	—	—	—	—	(6,611)	6,611	—

Total stockholders’ equity (deficit)	(101,416)	(6,611)	—	(696)	3,065	(2,369)	(6,611)	6,611	(101,416)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(49,141)	$251,301	$125,000	$98,865	$4,633	$(125,913)	$353,886	$6,611	$311,356

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2005 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes	Non-		Rural/Metro		Rural Metro Corporation
		Rural/Metro LLC (As restated)	Rural/Metro Inc.	Guarantors (As restated)	Guarantor (As restated)	Eliminations (As restated)	LLC - Consolidated (As restated)	Eliminations (As restated)	Consolidated (As restated)
Net revenue	$—	$—	$—	$108,782	$9,700	$(5,973)	$112,509	$—	$112,509

Operating expenses:
Payroll and employee benefits	7	—	—	68,510	23	—	68,533	—	68,540
Depreciation and amortization	—	—	—	2,752	1	—	2,753	—	2,753
Other operating expenses	—	—	—	28,721	9,010	(5,973)	31,758	—	31,758
Loss on sale of assets	—	—	—	5	—	—	5	—	5

Total operating expenses	7	—	—	99,988	9,034	(5,973)	103,049	—	103,056

Operating income (loss)	(7)	—	—	8,794	666	—	9,460	—	9,453

Equity in earnings of subsidiaries	(2,361)	3,720	—	—	—	(3,720)	—	2,361	—
Interest expense	(1,779)	(6,081)	—	(34)	—	—	(6,115)	—	(7,894)
Interest income	—	—	—	94	6	—	100	—	100

Income (loss) from continuing operations before income taxes and minority interest	(4,147)	(2,361)	—	8,854	672	(3,720)	3,445	2,361	1,659
Income tax provision	—	—	—	(834)	—	—	(834)	—	(834)
Minority interest	—	—	—	—	—	(336)	(336)	—	(336)

Income (loss) from continuing operations	(4,147)	(2,361)	—	8,020	672	(4,056)	2,275	2,361	489
Loss from discontinued operations, net of income taxes	—	—	—	(4,636)	—	—	(4,636)	—	(4,636)

Net income (loss)	$(4,147)	$(2,361)	$—	$3,384	$672	$(4,056)	$(2,361)	$2,361	$(4,147)

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes	Non-		Rural/Metro		Rural Metro Corporation
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Guarantors (As restated)	Guarantor (As restated)	Eliminations (As restated)	LLC - Consolidated (As restated)	Eliminations (As restated)	Consolidated (As restated)
Net revenue	$—	$—	$—	$104,815	$9,375	$(5,617)	$108,573	$—	$108,573

Operating expenses:
Payroll and employee benefits	—	—	—	65,203	1	—	65,204	—	65,204
Depreciation and amortization	—	—	—	2,632	—	—	2,632	—	2,632
Other operating expenses	—	—	—	26,678	9,240	(5,617)	30,301	—	30,301
Loss on sale of assets	—	—	—	31	—	—	31	—	31

Total operating expenses	—	—	—	94,544	9,241	(5,617)	98,168	—	98,168

Operating income	—	—	—	10,271	134	—	10,405	—	10,405

Equity in earnings of subsidiaries	10,454	4,392	—	—	—	(4,392)	—	(10,454)	—
Interest expense	(5,270)	(1,675)	—	(257)	—	—	(1,932)	—	(7,202)
Interest income	—	—	—	40	4	—	44	—	44
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	(2,986)	2,717	—	10,054	138	(4,392)	8,517	(10,454)	(4,923)
Income tax benefit	—	—	—	144	—	—	144	—	144
Minority interest	—	—	—	—	—	(68)	(68)	—	(68)

Income (loss) from continuing operations	(2,986)	2,717	—	10,198	138	(4,460)	8,593	(10,454)	(4,847)
Income from discontinued operations, net of income taxes	—	—	—	1,861	—	—	1,861	—	1,861

Net income (loss)	$(2,986)	$2,717	$—	$12,059	$138	$(4,460)	$10,454	$(10,454)	$(2,986)

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes	Non-		Rural/Metro		Rural Metro Corporation
		Rural/Metro LLC (As restated)	Rural/Metro Inc.	Guarantors (As restated)	Guarantor (As restated)	Eliminations (As restated)	LLC - Consolidated (As restated)	Eliminations (As restated)	Consolidated (As restated)
Net revenue	$—	$—	$—	$325,994	$28,591	$(17,347)	$337,238	$—	$337,238

Operating expenses:
Payroll and employee benefits	23	—	—	201,211	57	—	201,268	—	201,291
Depreciation and amortization	—	—	—	8,278	3	—	8,281	—	8,281
Other operating expenses	—	—	—	81,935	27,260	(17,347)	91,848	—	91,848
Gain on sale of assets	—	—	—	(1,292)	(10)	—	(1,302)	—	(1,302)

Total operating expenses	23	—	—	290,132	27,310	(17,347)	300,095	—	300,118

Operating income (loss)	(23)	—	—	35,862	1,281	—	37,143	—	37,120

Equity in earnings of subsidiaries	7,540	25,392	—	—	—	(25,392)	—	(7,540)	—
Interest expense	(5,229)	(17,852)	—	(69)	—	—	(17,921)	—	(23,150)
Interest income	—	—	—	404	21	—	425	—	425

Income from continuing operations before income taxes and minority interest	2,288	7,540	—	36,197	1,302	(25,392)	19,647	(7,540)	14,395
Income tax provision	—	—	—	(6,750)	—	—	(6,750)	—	(6,750)
Minority interest	—	—	—	—	—	(651)	(651)	—	(651)

Income from continuing operations	2,288	7,540	—	29,447	1,302	(26,043)	12,246	(7,540)	6,994
Loss from discontinued operations, net of income taxes	—	—	—	(4,706)	—	—	(4,706)	—	(4,706)

Net income	$2,288	$7,540	$—	$24,741	$1,302	$(26,043)	$7,540	$(7,540)	$2,288

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net revenue	$—	$—	$—	$302,461	$27,237	$(17,450)	$312,248	$—	$312,248

Operating expenses:
Payroll and employee benefits	—	—	—	191,629	25	—	191,654	—	191,654
Depreciation and amortization	—	—	—	7,893	—	—	7,893	—	7,893
Other operating expenses	—	—	—	73,268	27,136	(17,450)	82,954	—	82,954
Loss on sale of assets	—	—	—	34	—	—	34	—	34

Total operating expenses	—	—	—	272,824	27,161	(17,450)	282,535	—	282,535

Operating income	—	—	—	29,637	76	—	29,713	—	29,713

Equity in earnings of subsidiaries	32,691	4,392	—	—	—	(4,392)	—	(32,691)	—
Interest expense	(20,044)	(1,675)	—	(314)	—	—	(1,989)	—	(22,033)
Interest income	—	—	—	214	6	—	220	—	220
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income from continuing operations before income taxes and minority interest	4,477	2,717	—	29,537	82	(4,392)	27,944	(32,691)	(270)
Income tax provision	—	—	—	(165)	—	—	(165)	—	(165)
Minority interest	—	—	—	—	—	(40)	(40)	—	(40)

Income from continuing operations	4,477	2,717	—	29,372	82	(4,432)	27,739	(32,691)	(475)
Income from discontinued operations, net of income taxes	—	—	—	4,952	—	—	4,952	—	4,952

Net income	$4,477	$2,717	$—	$34,324	$82	$(4,432)	$32,691	$(32,691)	$4,477

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)					Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.		Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)
Cash flows from operating activities:
Net income	$2,288	$7,540	$—	$24,741	$1,302	$(26,043)	$7,540	$(7,540)	$2,288
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	8,503	3	—	8,506	—	8,506
Accretion of 12.75% Senior Discount Notes	5,077	—	—	—	—	—	—	—	5,077
Deferred income taxes	(810)	—	—	3,320	—	—	3,320	—	2,510
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	152	1,640	—	—	—	—	1,640	—	1,792
Gain on sale of property and equipment	—	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Goodwill impairment in discontinued operations	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	651	651	—	651
Stock based compensation	23	—	—	—	—	—	—	—	23
Changes in assets and liabilities—
Accounts receivable	—	—	—	(10,693)	60	—	(10,633)	—	(10,633)
Inventories	—	—	—	(133)	—	—	(133)	—	(133)
Prepaid expenses and other	—	67	—	4,123	2	—	4,192	—	4,192
Insurance deposits	—	—	—	3,303	—	—	3,303	—	3,303
Other assets	—	—	—	2,198	—	—	2,198	—	2,198
Accounts payable	—	—	—	(792)	(491)	—	(1,283)	—	(1,283)
Accrued liabilities	—	(2,854)	—	(215)	194	—	(2,875)	—	(2,875)
Deferred revenue	—	—	—	945	—	—	945	—	945
Other liabilities	—	—	—	1,543	—	—	1,543	—	1,543

Net cash provided by operating activities	6,730	6,393	—	34,136	1,070	(25,392)	16,207	(7,540)	15,397

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(42,700)	—	—	(42,700)	—	(42,700)
Sales of short-term investments	—	—	—	42,700	—	—	42,700	—	42,700
Capital expenditures	—	—	—	(12,666)	(205)	—	(12,871)	—	(12,871)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(11,107)	(205)	—	(11,312)	—	(11,312)

Cash flows from financing activities:
Repayment of debt	—	—	—	(17,141)	—	—	(17,141)	—	(17,141)
Tax benefit from the exercise of stock options	810	—	—	—	—	—	—	—	810
Issuance of common stock	632	—	—	—	—	—	—	—	632
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(8,172)	(6,548)	—	(18,267)	55	25,392	632	7,540	—

Net cash used in financing activities	(6,730)	(6,393)	—	(35,408)	(255)	25,392	(16,664)	7,540	(15,854)

Increase (decrease) in cash and cash equivalents	—	—	—	(12,379)	610	—	(11,769)	—	(11,769)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$4,477	$2,717	$—	$34,324	$82	$(4,432)	$32,691	$(32,691)	$4,477
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	8,762	—	—	8,762	—	8,762
Accretion of 12.75% Senior Discount Notes	480	—	—	—	—	—	—	—	480
Insurance adjustments	—	—	—	(636)	—	—	(636)	—	(636)
Amortization of deferred financing costs	15	1,917	—	—	—	—	1,917	—	1,932
Loss on sale of property and equipment	—	—	—	34	—	—	34	—	34
Earnings of minority shareholder	—	—	—	—	—	40	40	—	40
Non-cash portion of early extinguishment of debt	—	—	—	5,668	—	—	5,668	—	5,668
Amortization of debt discount	159	—	—	—	—	—	—	—	159
Tax benefit from the exercise of stock options	17	—	—	—	—	—	—	—	17
Changes in assets and liabilities—
Accounts receivable	—	—	—	(7,480)	1,147	—	(6,333)	—	(6,333)
Inventories	—	—	—	(107)	—	—	(107)	—	(107)
Prepaid expenses and other	—	—	—	2,240	1	—	2,241	—	2,241
Insurance deposits	—	—	—	2,888	—	—	2,888	—	2,888
Other assets	—	—	—	(2,164)	—	—	(2,164)	—	(2,164)
Accounts payable	—	—	—	(1,258)	(203)	—	(1,461)	—	(1,461)
Accrued liabilities	—	—	—	(5,003)	(22)	—	(5,025)	—	(5,025)
Deferred revenue	—	—	—	591	162	—	753	—	753
Other liabilities	—	—	—	(3,640)	—	—	(3,640)	—	(3,640)

Net cash provided by operating activities	5,148	4,634	—	34,219	1,167	(4,392)	35,628	(32,691)	8,085

Cash flows from investing activities:
Capital expenditures	—	—	—	(10,327)	—	—	(10,327)	—	(10,327)
Proceeds from the sale of property and equipment	—	—	—	106	—	—	106	—	106

Net cash used in investing activities	—	—	—	(10,221)	—	—	(10,221)	—	(10,221)

Cash flows from financing activities:
Repayment of debt	—	—	—	(303,582)	—	—	(303,582)	—	(303,582)
Issuance of common stock	1,638	—	—	—	—	—	—	—	1,638
Issuance of debt	—	—	—	310,209	—	—	310,209	—	310,209
Cash paid for debt issuance costs	—	—	—	(11,838)	—	—	(11,838)	—	(11,838)
Due to/from affiliates	(6,786)	(4,634)	—	(24,697)	(966)	4,392	(25,905)	32,691	—

Net cash used in financing activities	(5,148)	(4,634)	—	(29,908)	(966)	4,392	(31,116)	32,691	(3,573)

Increase (decrease) in cash and cash equivalents	—	—	—	(5,910)	201	—	(5,709)	—	(5,709)
Cash and cash equivalents, beginning of period	—	—	—	15,942	430	—	16,372	—	16,372

Cash and cash equivalents, end of period	$—	$—	$—	$10,032	$631	$—	$10,663	$—	$10,663

Note:	The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.
(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

(7) Income Taxes

In the fourth quarter of fiscal 2005, the Company released $87.7 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Prior to the valuation allowance release, the Company recognized only current tax expense, which related primarily to expected state tax payments. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result of those deferred tax benefits, minimal current cash payments are required.

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Current income tax expense/(benefit)	$(163)	$126	$(796)	$(396)
Deferred income tax expense/(benefit)	1,982	—	(3,320)	—

Total income tax expense/(benefit)	$1,819	$126	$(4,116)	$(396)

Continuing operations	$(834)	$144	$(6,750)	$(165)
Discontinued operations	2,653	(18)	2,634	(231)

Total income tax expense/(benefit)	$1,819	$126	$(4,116)	$(396)

The effective tax rate for the three and nine months ended March 31, 2006 for continuing operations was 50.3 percent and 46.9 percent, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Company’s 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Cash payments for income taxes for the three and nine months ended March 31, 2006 were $0.2 million and $0.6 million, respectively, primarily consisting of federal alternative minimum taxes and state income taxes.

The effective tax rate for the three and nine months ended March 31, 2005 for continuing operations was 2.9 percent and (61.1) percent, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the valuation allowance relating to our deferred tax assets, federal alternative minimum taxes and state income taxes. The Company received refunds of $0.2 million for the nine months ended March 31, 2005, and made income tax payments of $0.2 million and $0.5 million for the three and nine months ended March 31, 2005, respectively.

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

(9) Net Income (Loss) Per Share

A reconciliation of the numerators and denominators (weighted average number of shares outstanding) utilized in the basic and diluted income (loss) per share computations for the three and nine months ended March 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Income (loss) from continuing operations	$489	$(4,847)	$6,994	$(475)

Average number of shares outstanding—Basic	24,407	23,019	24,323	22,406
Add: Incremental shares for dilutive effect of stock options	883	—	960	—

Average number of shares outstanding—Diluted	25,290	23,019	25,283	22,406

Income (loss) per share—basic	$0.02	$(0.21)	$0.29	$(0.02)

Income (loss) per share—diluted	$0.02	$(0.21)	$0.28	$(0.02)

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

(10) Segment Reporting

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

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Prior year segment disclosures have been reclassified to conform with the current year presentation. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 1 and 2 to the consolidated financial statements, respectively.

The following table summarizes segment net revenue from continuing operations and profit from continuing operations information (in thousands):

	Segment A (As restated)	Segment B (As restated)	Segment C (As restated)	Segment D (As restated)	Total (As restated)
Three months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$23,004	$15,464	$33,969	$23,537	$95,974
Fire and other	1,035	5,278	9,957	265	16,535

Total net revenue	$24,039	$20,742	$43,926	$23,802	$112,509

Segment profit from continuing operations	$2,949	$1,740	$5,243	$2,274	$12,206

Three months ended March 31, 2005
Net revenues from continuing operations:
Medical transportation	$23,755	$16,771	$31,387	$21,299	$93,212
Fire and other	925	5,146	8,983	307	15,361

Total net revenue	$24,680	$21,917	$40,370	$21,606	$108,573

Segment profit from continuing operations	$3,037	$1,964	$6,526	$1,510	$13,037

Nine months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$70,520	$48,556	$99,510	$69,158	$287,744
Fire and other	2,739	15,998	30,416	341	49,494

Total net revenue	$73,259	$64,554	$129,926	$69,499	$337,238

Segment profit from continuing operations	$11,218	$7,250	$19,968	$6,965	$45,401

Nine months ended March 31, 2005
Net revenues from continuing operations:
Medical transportation	$70,815	$48,103	$85,098	$61,968	$265,984
Fire and other	2,755	15,662	26,594	1,253	46,264

Total net revenue	$73,570	$63,765	$111,692	$63,221	$312,248

Segment profit from continuing operations	$10,870	$5,767	$16,126	$4,843	$37,606

*	Segment C profit for the nine months ended March 31, 2006 includes a $1.3 million gain on the sale of real estate located in Arizona.

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

A reconciliation of segment profit from continuing operations to income from continuing operations before income taxes and minority interest is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Segment profit from continuing operations	$12,206	$13,037	$45,401	$37,606
Depreciation and amortization	(2,753)	(2,632)	(8,281)	(7,893)
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	44	425	220
Loss on early extinguishment of debt	—	(8,170)	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	$1,659	$(4,923)	$14,395	$(270)

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	March 31, 2006	June 30, 2005
Segment A	$14,504	$16,983
Segment B	18,759	16,615
Segment C	29,346	20,592
Segment D	20,010	17,796

Total segment assets	$82,619	$71,986

A reconciliation of segment assets to total assets is as follows (in thousands):

	March 31, 2006 (As restated)	June 30, 2005 (As restated)
Segment assets	$82,619	$71,986
Cash and cash equivalents	5,919	17,688
Inventories	8,611	8,478
Prepaid expenses and other	5,257	9,449
Property and equipment, net	45,673	41,402
Goodwill	38,362	39,344
Deferred tax assets	83,994	87,154
Insurance deposits	5,734	9,037
Other assets	23,496	26,818

Total assets	$299,665	$311,356

(11) Discontinued Operations

During the third quarter of fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company accrued $0.5 million of closure- related costs, primarily severance and lease termination charges and an additional $2.6 million in estimate for uncompensated care. The financial results of this service area for the three and nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

Also during the third quarter of fiscal 2006, the Company recognized a $2.5 million charge related to an ongoing government investigation into certain of the Company’s former operations in the State of Texas. See Note 13, Commitments and Contingencies below for additional information. This charge has been included in income (loss) from discontinued operations for the three and nine months ended March 31, 2006.

During the second quarter of fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million in estimate for uncompensated care. The financial results of this service area for the three and nine months ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations.

The additional estimate for uncompensated care in New Jersey and Augusta discussed above were recorded based upon the Company’s experience with declines in accounts receivable collections for discontinued operations subsequent to exiting service areas.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net revenue:
Segment A	(2)	$1,617	$2,025	$4,813
Segment B	(83)	5,180	7,362	15,317
Segment C	—	4,797	—	14,254
Segment D		2,940	—	8,860

Net revenue from discontinued operations	$(85)	$14,535	$9,387	$43,244

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Income (loss):
Segment A	$(16)	$248	$(451)	$602
Segment B	(3,031)	411	(2,666)	1,410
Segment C	—	953	—	2,015
Segment D	(1,589)	249	(1,589)	925

Income (loss) from discontinued operations, net of income taxes	$(4,636)	$1,861	$(4,706)	$4,952

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

(12) Defined Benefit Plan

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

(14) Subsequent Events

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

2005 Credit Facility Waiver

On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. See Note 6 to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q/A include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Wherever we refer to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions are intended to identify such forward-looking statements. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements.

Forward-looking statements are can be found throughout this Quarterly Report on Form 10-Q/A, including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, as updated to reflect the restatement of our financial statements for the quarter ended March 31, 2006 (as well as the full fiscal year ended June 30, 2006, as reflected in our Annual Report on Form 10-K/A filed today with the Commission), and the Explanatory Note at the beginning of this Form 10-Q/A. As such, these forward-looking statements are susceptible to the updated risk factors set forth in full in Item IA of Part I of the Company’s Annual Report on Form 10-K/A filed, today with the Commission.

Any or all forward-looking statements made in this Form 10-Q/A (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Report on Form 10-Q/A.

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

Restatement and Accounting Change

During the quarter ended December 31, 2006, and as more fully described in Note 1 of the financial statements, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting was applied retrospectively in accordance with SFAS 154. We now present revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations, and this Amendment reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (“Guide”). We believe that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $25.4 million and $72.1 million for the three and nine months ended March 31, 2006, respectively and $20.5 million and $59.4 million for the three and nine months ended March 31, 2005, respectively. The change in accounting policy, retrospectively applied to the financial statements for the three months and nine months ended March 31, 2006 and 2005 did not change the previously reported income from continuing operations or net income. The change in accounting policy, retrospectively applied to the financial statements for the three months and nine months ended March 31, 2006 and 2005 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

As more fully described in Note 2 of the financial statements, in connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the inclusion of certain durable medical supply items that should instead have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in a reduction in net earnings of $105,000 and $16,000 for the three months and nine months ended March 31, 2006, respectively and $0 and $11,000 for the three and nine months ended March 31, 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2006 was an increase in the accumulated deficit as of July 1, 2005 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory. See Item 4—Controls and Procedures.

Management’s Overview

During the three and nine months ended March 31, 2006, our net revenue increased 3.6 percent and 8.0 percent, respectively, over the same period of the prior year. The current quarter declining net revenue growth rate is attributable to the increase we experienced in uncompensated care, changes in the collection patterns associated with certain Medicaid payers within our Segment C and collection delays related to the consolidation of three regional billing centers, all of which are driving an increase in our estimate for uncompensated care netted against revenue. Net income (loss) for the three and nine months ended March 31, 2006 was ($4.1) million and $2.3 million, respectively. The net loss in the third quarter is directly attributable to two discontinued operations. First, we made the decision to exit the New Jersey ambulance market, primarily due to competitive factors that limited our ability to secure exclusive contracts within municipalities for 911-emergency medical transport services, which resulted in a $3 million after tax loss. Secondly, management made the decision to record a $1.6 million after tax reserve relating to the government’s investigation into certain of our discontinued Texas operations for the years 1993 through 2002.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 As restated	2005 As restated	2006 As restated	2005 As restated
Medical Transports (1)	263,157	260,373	783,142	751,512
Net/Net EMS APC (2)	$341	$333	$343	$328

(1)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.
(2)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.

For the last 12 months ended March 31, 2006, Average Days’ Sales Outstanding (“DSO”) increased from 53 days to 60 days. The 7 day increase is primarily due to our fiscal 2005 exit from fixed-fee contracts in Scottsdale, Arizona and Fort Worth, Texas, which contributed to a three-day increase in DSO, as well as a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we have experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. DSO is calculated using the average accounts receivable balance on a rolling 13-month average and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

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

Income Taxes

In the fourth quarter of fiscal 2005, we released $87.7 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, we are primarily recognizing deferred income tax expense, with minimal current cash payments, as we utilize our net operating loss carryforwards to reduce our federal and state taxes currently payable and the associated deferred tax benefits are realized. In addition, the income tax provision includes the impact of certain tax adjustments recorded discretely in the third quarter. See “Income Tax Provision” section of “Results of Operations” for further discussion.

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

During the second quarter of fiscal 2006, we were awarded an exclusive contract to provide emergency medical transportation services in Salt Lake City, Utah. The contract, which commenced on April 3, 2006, has an initial four-year term, followed by two four-year renewal periods.

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

Contract Non-Renewals

In an effort to strengthen our base of core operations, we often perform periodic financial reviews of contracts for profitability. Based upon such a review, we made a strategic decision to exit our Augusta, Georgia 911 emergency medical services contract upon its expiration on December 31, 2005. This contract generated approximately $0.8 million in income from discontinued operations, during fiscal 2005. Net income excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others.

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

Our exclusive 911 emergency medical services contract with the City of Chandler, Arizona expired on December 17, 2005. Prior to the expiration, we were notified by the Chandler City Council that it had voted to continue our services in approximately half of the City. This contract, in its entirety, generated approximately $0.4 million in net income from continuing operations, during fiscal 2005. As a result of this change, we have re-deployed certain of our emergency medical transportation resources to expand our non-emergency medical transportation market share.

New Accounting Standards

SFAS 123R

On July 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. As a result of the adoption, we recognized approximately $7,000 and $23,000 of stock based compensation expense in the statement of operations for the three and nine months ended March 31, 2006, respectively. See Note 4 to the consolidated financial statements for additional information.

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

Results of Operations

Consolidated Statement of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

(In Thousands, Except Per Share Amounts):

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$112,509	100.0%	$108,573	100.0%	$3,936	3.6%

Operating expenses:
Payroll and employee benefits	68,540	60.9%	65,204	60.1%	3,336	5.1%
Depreciation and amortization	2,753	2.4%	2,632	2.4%	121	4.6%
Other operating expenses	31,758	28.2%	30,301	27.9%	1,457	4.8%
Loss on sale of assets	5	—	31	—	(26)	(83.9%)

Total operating expenses	103,056	91.6%	98,168	90.4%	4,888	5.0%

Operating income	9,453	8.4%	10,405	9.6%	(952)	(9.1%)
Interest expense	(7,894)	(7.0%)	(7,202)	(6.6%)	(692)	9.6%
Interest income	100	0.1%	44	—	56	#
Loss on early extinguishment of debt	—	—	(8,170)	(7.5%)	8,170	(100.0%)

Income (loss) from continuing operations before income taxes and minority interest	1,659	1.4%	(4,923)	(4.5%)	6,582	#
Income tax (provision) benefit	(834)	(0.7%)	144	0.1%	(978)	#
Minority interest	(336)	(0.3%)	(68)	(0.1%)	(268)	#

Income (loss) from continuing operations	489	0.4%	(4,847)	(4.5%)	5,336	#
Income (loss) from discontinued operations, net of income taxes	(4,636)	(4.1%)	1,861	1.7%	(6,497)	#

Net loss	$(4,147)	(3.7%)	$(2,986)	(2.8%)	$(1,161)	38.9%

Income (loss) per share
Basic -
Income (loss) from continuing operations	$0.02		$(0.21)		$0.23
Income (loss) from discontinued operations	(0.19)		0.08		(0.27)

Net loss	$(0.17)		$(0.13)		$(0.04)

Diluted-
Income (loss) from continuing operations	$0.02		$(0.21)		$0.23
Income (loss) from discontinued operations	(0.18)		0.08		(0.26)

Net loss	$(0.16)		$(0.13)		$(0.03)

Average number of common shares outstanding - Basic	24,407		23,019		1,388

Average number of common shares outstanding - Diluted	25,290		23,019		2,271

Net revenue growth of $3.9 million, or 3.6 percent, resulted from a $2.8 million, or 3.0 percent increase in medical transportation and related services revenue, a $1.2 million, or 7.6 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 120 basis points higher for the three months ended March 31, 2006 compared to the prior period primarily due to an 80 basis point increase in payroll and employee benefits and a 30 basis point increase in other operating expenses, both as a percentage of net revenue. These fluctuations are described in further detail below.

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

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
	(As restated)	(As restated)
Medical transportation and related services	$95,974	$93,212	$2,762	3.0%
Fire and other services	16,535	15,361	1,174	7.6%

Total net revenue	$112,509	$108,573	$3,936	3.6%

Medical Transportation and Related Services

Approximately $2.4 million of the increase in medical transportation and related services revenue is due to an increase in the number of transports and approximately $0.4 million is due to an increase in rates. Same service area revenue accounted for $0.2 million of the increase, while the remaining $2.6 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Roswell, New Mexico and the Orlando Regional Medical Center.

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

Consolidated net/net EMS APC for the three months ended March 31, 2006 was $341 compared to $333 for the three months ended March 31, 2005. The 2.4 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $64.3 million and $56.2 million for the three months ended March 31, 2006 and 2005, respectively. Such discounts represented 35.8 percent and 34.4 percent of gross medical transportation fees for the three months ended March 31, 2006 and 2005, respectively. The increase of 140 basis points is primarily a result of rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transportation revenue, totaled $25.5 million and $20.4 million for the three months ended March 31, 2006 and 2005, respectively. Such discounts represented 14.2 percent and 12.5 percent of gross medical transportation fees for the three months ended March 31, 2006 and 2005, respectively.

The increase in the estimate for uncompensated care is primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. Our uncompensated care reserve methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used in the determination of current anticipated collection percentages that are applied to gross revenues in calculating net revenue. We believe this change in collection patterns is short-term in nature, however, in accordance with our reserving methodology, we recorded additional reserves until such time that subsequent receipts reflect improved collections results.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.1 million, or 11.1 percent, of which $0.6 million was related to higher subscription rates and $0.5 million was related to an increase in the number of subscribers. Additionally, master fire fees increased by $0.3 million due to increases in various master fire contract rates and other revenue decreased $0.3 million due to a decline in home healthcare revenues.

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

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $87.7 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required. Deferred income tax benefit recognized during the three months ended March 31, 2006 was $2.0 million.

During the three months ended March 31, 2006, we recorded a $0.8 million income tax benefit related to continuing operations, including a deferred income tax benefit of $0.5 million, resulting in an effective tax rate of 50.3 percent. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Additionally, during the three months ended March 31, 2006 recorded a $2.7 million income tax benefit related to discontinued operations. Cash payments for income taxes for the three months ended March 31, 2006 were $0.2 million, primarily consisting of federal alternative minimum taxes and state income taxes.

During the three months ended March 31, 2005, we recorded a $0.1 million income tax benefit, resulting in an effective tax rate of 2.9 percent. This rate differs from the federal statutory rate of 35.0% primarily as a result of the valuation allowance relating to our deferred tax assets, federal alternative minimum taxes and state income taxes. We also recorded $18,000 in income tax provision related to discontinued operations during the three months ended March 31, 2005. We made income tax payments of $0.2 million during the three months ended March 31, 2005.

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

For the three months ended March 31, 2006 and 2005, net revenue associated with discontinued service areas totaled $0.1 million and $14.5 million, respectively. Net loss from discontinued operations for the three months ended March 31, 2006 was $4.6 million, which includes an income tax benefit of $2.7 million. Net income from discontinued operations for the three months ended March 31, 2005 was $1.9 million, which includes no income tax provision. A net loss was generated during the current period due to the accrual of $0.5 million of closure-related costs, primarily severance and lease termination charges, an additional $2.6 million in estimate for uncompensated care and a $1.0 million goodwill write-off. The additional estimates for uncompensated care were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Also during the third quarter of fiscal 2006, we recorded an accrual of $2.5 million related to an ongoing government investigation into certain of our former operations in the State of Texas. See Note 13 to the Consolidated Financial Statements for additional information. This charge has been included in income (loss) from discontinued operations for the three months ended March 31, 2006.

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

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$23,004	$23,755	$(751)	(3.2%)
Other services	1,035	925	110	11.8%

Total net revenue	$24,039	$24,680	$(641)	(2.6%)

Segment profit	$2,949	$3,037	$(88)	(2.9%)

Operating margin	12.3%	12.3%

Medical transports	71,466	75,571	(4,105)	(5.4%)

Net/net EMS APC	$299	$293	$6	2.2%

Transportation rate increases did not contribute to the decrease in net medical transportation and related services revenue for the quarter, while a decline in the number of transports contributed to a $0.8 million decrease in net medical transportation and related services revenue. Uncompensated care as a percentage of gross medical transportation revenue increased from 9.4 percent in the third quarter of fiscal 2005 to 10.8 percent in the third quarter of fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. The decrease in medical transports can be attributed to increased competition in certain areas and reduced call volume. The operating margin as a percentage of revenue remained constant after factoring in the 140 basis point increase in the estimate for uncompensated care as a percentage of gross medical transportation revenue and a $0.4 million increase in general liability insurance. These increases are partially offset by a 60 basis point reduction in payroll-related expense as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 59.2 percent in the third quarter of fiscal 2005 to 58.6 percent in the third quarter of fiscal 2006 primarily due to reductions in headcount, health insurance costs and workers’ compensation expense partially offset by increased overtime. Other operating expenses as a percentage of revenue grew from 21.7 percent in the third quarter of fiscal 2005 to 24.0 percent in the third quarter of fiscal 2006 primarily driven by $0.4 million increase in general liability insurance costs and a $0.1 million increase in fuel costs, partially offset by declines in vehicle maintenance expense and operating supplies.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$15,464	$16,771	$(1,307)	(7.8%)
Fire and other services	5,278	5,146	132	2.6%

Total net revenue	$20,742	$21,917	$(1,175)	(5.4%)

Segment profit	$1,740	$1,964	$(224)	(11.4%)

Operating margin	8.4%	9.0%

Medical transports	58,449	60,549	(2,100)	(3.5%)

Net/net EMS APC	$248	$261	$(13)	(5.2%)

Fire subscriptions at period end	34,870	35,196	(326)	(0.9%)

Transportation rate decreases contributed to a $0.7 million decrease in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.6 million decrease in net medical transportation and related services revenue. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 10.5 percent in the third quarter of fiscal 2005 to 13.8 percent for the third quarter of fiscal 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. The decline in medical transports was primarily due to greater competition in certain markets. The net decrease in medical transportation and related service revenue was partially offset by higher master fire contract fees and fire subscription rates despite a slight decline in the number of fire subscriptions.

The 60 basis point decrease in operating margin is primarily due to a 330 basis point increase in the estimate for uncompensated care and a 3.5% decrease in medical transports and increased payroll related expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 59.7 percent in the third quarter of fiscal 2005 to 64.4 percent in the third quarter of fiscal 2006 primarily due to increases in overtime and temporary staffing wages partially offset by decreased worker’s compensation expense. Other operating expenses as a percentage of revenue declined from 24.0 percent in the third quarter of fiscal 2005 to 23.2 percent in the third quarter of fiscal 2006 primarily driven by a $0.3 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Three Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$33,969	$31,387	$2,582	8.2%
Fire and other services	9,957	8,983	974	10.8%

Total net revenue	$43,926	$40,370	$3,556	8.8%

Segment profit	$5,243	$6,526	$(1,283)	(19.7%)

Operating margin	11.9%	16.2%

Medical transports	67,005	63,708	3,297	5.2%

Net/net EMS APC	$496	$482	$14	3.0%

Fire subscriptions at period end	82,373	76,895	5,478	7.1%

Approximately $2.3 million of the increase in net medical transportation and related services revenue is a result of an increase in the number of transports including our new service area in Roswell, New Mexico and approximately $0.3 million is a result of an increase in rates. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 1,200 additional medical transports during the third quarter of fiscal 2006. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 10.5 percent in the third quarter of fiscal 2005 to 11.2 percent in the third quarter of fiscal 2006 primarily due to an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. The increase in fire and other services revenue is primarily due to 7.1% growth in the number of fire subscriptions and higher fire subscription rates.

Operating margins deteriorated primarily as a result of higher estimates for uncompensated care and payroll-related and other operating expense as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 52.9 percent in the third quarter of fiscal 2005 to 56.7 percent in the third quarter of fiscal 2006 primarily due to increased overtime, fill-in and temporary staffing expense to support the increase in transports. Other operating expenses as a percentage of revenue increased from 24.4 percent in the third quarter of fiscal 2005 to 26.6 percent in the third quarter of fiscal 2006 primarily driven by a $0.4 million increase in vehicle maintenance costs associated with a greater number of vehicles and a $0.3 million increase in professional fees associated with contract negotiations, partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Three Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$23,537	$21,299	$2,238	10.5%
Other services	265	307	(42)	(13.7%)

Total net revenue	$23,802	$21,606	$2,196	10.2%

Segment profit	$2,274	$1,510	$764	50.6%

Operating margin	9.6%	7.0%

Medical transports	66,237	60,545	5,692	9.4%

Net/net EMS APC	$312	$299	$13	4.2%

The entire $2.2 million increase in net medical transportation and related services revenue is the result of an increase in rates. Our new service area in Salem, Oregon and the new Orlando Regional Medical Center contract resulted in approximately 2,800 and 4,200 additional transports, respectively, for the three months ended March 31, 2006. This new contract transport growth is partially offset by a decline in same service area transports is primarily due to lower interfacility transports, specifically in the Seattle and San Diego markets. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 19.1 percent in the third quarter of fiscal 2005 to 19.5 percent in the third quarter of fiscal 2006 primarily due to a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher level of uncompensated care. The increase in Segment D’s profit was primarily due to a substantial improvement in operating margins driven by a reduction in other operating expenses as a percentage of net revenue, partially offset by an increase in the estimate for uncompensated care. The new Orlando Regional Medical Center contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll related expense as a percentage of net revenue increased from 51.3 percent in the third quarter of fiscal 2005 to 52.5 percent in the third quarter of fiscal 2006 primarily due to increased general wage expense and overtime to support the increase in medical transports. Other operating expenses as a percentage of revenue decreased from 36.5 percent in the third quarter of fiscal 2005 to 32.7 percent in the third quarter of fiscal 2006 primarily driven by a $0.2 million decrease in general liability insurance costs, half of which relates to switching to the City of San Diego’s general liability insurance policy, and decreases in other miscellaneous operating costs, none of which were individually significant. These declines were partially offset by a $0.4 million increase in first-responder fees and a $0.2 million increase in fuel expense due to increases in the cost per gallon of fuel.

The increase in net/net EMS APC can primarily be attributed to rate increases in certain markets and the Orlando Regional Medical Center economies of scale as discussed above.

Consolidated Statement of Operations

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

(In Thousands, Except Per Share Amounts):

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$337,238	100.0%	$312,248	100.0%	$24,990	8.0%

Operating expenses:
Payroll and employee benefits	201,291	59.7%	191,654	61.4%	9,637	5.0%
Depreciation and amortization	8,281	2.5%	7,893	2.5%	388	4.9%
Other operating expenses	91,848	27.2%	82,954	26.6%	8,894	10.7%
(Gain) loss on sale of assets	(1,302)	(0.4%)	34	—	(1,336)	#

Total operating expenses	300,118	89.0%	282,535	90.5%	17,583	6.2%

Operating income	37,120	11.0%	29,713	9.5%	7,407	24.9%
Interest expense	(23,150)	(6.9%)	(22,033)	(7.1%)	(1,117)	5.1%
Interest income	425	0.1%	220	0.1%	205	93.2%
Loss on early extinguishment of debt	—	—	(8,170)	(2.6%)	8,170	(100.0%)

Income (loss) from continuing operations before income taxes and minority interest	14,395	4.3%	(270)	(0.1%)	14,665	#
Income tax provision	(6,750)	(2.0%)	(165)	—	(6,585)	#
Minority interest	(651)	(0.2%)	(40)	—	(611)	#

Income (loss) from continuing operations	6,994	2.1%	(475)	(0.2%)	7,469	#
Income (loss) from discontinued operations, net of income taxes	(4,706)	(1.4%)	4,952	1.6%	(9,658)	#

Net income	$2,288	0.7%	$4,477	1.4%	$(2,189)	(48.9%)

Income (loss) per share
Basic -
Income (loss) from continuing operations	$0.29		$(0.02)		$0.31
Income (loss) from discontinued operations	(0.20)		0.22		(0.42)

Net income	$0.09		$0.20		$(0.11)

Diluted-
Income (loss) from continuing operations	$0.28		$(0.02)		$0.30
Income (loss) from discontinued operations	(0.19)		0.22		(0.41)

Net income	$0.09		$0.20		$(0.11)

Average number of common shares outstanding - Basic	24,323		22,406		1,917

Average number of common shares outstanding - Diluted	25,283		22,406		2,877

Note > Variances over 100% not displayed.

Net revenue growth of $25.0 million or 8.0 percent is primarily a result of a $21.8 million or 8.2 percent increase in medical transportation and related services revenue, and a $3.2 million, or 7.0 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 150 basis points lower for the nine months ended March 31, 2006 compared to the prior period primarily due to a 170 basis point decline in payroll and employee benefits as a percentage of net revenue. Additionally, the recognition of a $1.3 million pre-tax gain from the sale of real estate in Arizona in the first quarter of fiscal 2006 contributed 40 basis points to the decrease in total operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

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

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2006	2005	$ Change	% Change
	(As restated)	(As restated)
Medical transportation and related services	$287,744	$265,984	$21,760	8.2%
Fire and other services	49,494	46,264	3,230	7.0%

Total net revenue	$337,238	$312,248	$24,990	8.0%

Medical Transportation and Related Services

Approximately $8.5 million of the increase in medical transportation and related services revenue is due to an increase in the number of transports and approximately $13.3 million is due to an increase in rates. Same service area revenue accounted for $14.6 million of the increase, while the remaining $7.2 million of the increase resulted from revenues generated under new contracts in Salem, Oregon, Tacoma, Washington, Roswell, New Mexico and the Orlando Regional Medical Center.

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

Consolidated net/net EMS APC for the nine months ended March 31, 2006 was $343 compared to $328 for the nine months ended March 31, 2005. The 4.6 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in selected markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $183.3 million and $156.9 million for the nine months ended March 31, 2006 and 2005, respectively. Such discounts represented 35.0 percent and 33.9 percent of gross medical transportation fees for the nine months ended March 31, 2006 and 2005, respectively. The increase of 110 basis points is primarily a result of a rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which is also reflected as a reduction of gross medical transportation revenue, totaled $71.4 million and $59.2 million for the nine months ended March 31, 2006 and 2005, respectively. Such discounts represented 13.6 percent and 12.8 percent of gross medical transportation fees for the nine months ended March 31, 2006 and 2005, respectively.

The increase in the uncompensated care is primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. Additionally, we experienced an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. Our uncompensated care reserve methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used in the determination of current anticipated collection percentages that are applied to gross revenues in calculating net revenue and the estimate for uncompensated care. We believe this change in collection patterns is short-term in nature, however, in accordance with our reserving methodology, we recorded additional reserves until such time that subsequent receipts reflect improved collections results.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $3.1 million, or 10.7 percent, of which $1.8 million was related to higher subscription rates and $1.3 million was related to an increase in the number of subscribers. Master fire fees increased by $1.0 million due to increases in various master fire contract rates, and other revenue decreased by $1.2 million primarily due to decreases in home health care revenue and one-time consulting fees recognized during the first quarter of fiscal 2005 partially offset by revenue associated with Hurricanes Rita and Katrina relief efforts recognized during the second quarter of fiscal 2006.

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

Income Tax Provision

In the fourth quarter of fiscal 2005, we released $87.7 million of our deferred tax valuation allowances, primarily those relating to our federal and state net operating loss carryforwards , as a result of management’s determination that realization of the related deferred tax benefits was likely. Beginning in fiscal 2006, the Company is primarily recognizing deferred income tax expense, as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required. Deferred income tax expense recognized during the nine months ended March 31, 2006 was $3.3 million.

During the nine months ended March 31, 2006, we recorded a $6.8 million income tax provision related to continuing operations, including a deferred income tax expense of $5.8 million, resulting in an effective tax rate of 46.9 percent. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our 12.75% Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. Additionally, during the nine months ended March 31, 2006, we recorded a $2.6 million income tax benefit related to discontinued operations. Cash payments for income taxes for the nine months ended March 31, 2006 were $0.6 million and consisted primarily of federal alternative minimum taxes and state income taxes.

During the nine months ended March 31, 2005, we recorded a $0.2 million income tax provision related to continuing operations, resulting in an effective tax rate of (61.1) percent. This rate differs from the federal statutory rate of 35.0% primarily as a result of the valuation allowance relating to our deferred tax assets, federal alternative minimum taxes and state income taxes. The Company received refunds of $0.2 and made income tax payments of $0.5 million during the nine months ended March 31, 2005.

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

For the nine months ended March 31, 2006 and 2005, net revenue associated with these discontinued service areas totaled $9.4 million and $43.2 million, respectively. Net loss from discontinued operations for the nine months ended March 31, 2006 was $4.7 million, which includes an income tax benefit of $2.6 million. Net income for the nine months ended March 31, 2005 was $5.0 million, which includes an income tax provision of $0.2 million. A net loss was generated during the current period due to the accrual of $0.9 million of closure-related costs, primarily severance and lease termination charges, an additional $3.4 million in estimate for uncompensated care and a $1.0 million goodwill write-off related to the closure of the New Jersey operation. The additional estimate for uncompensated care was recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Net income from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Also during the third quarter of fiscal 2006, we recorded an accrual of $2.5 million related to an ongoing government investigation into certain of our former operations in the State of Texas. See Note 13 to the Consolidated Financial Statements for additional information. This charge has been included in income (loss) from discontinued operations for the nine months ended March 31, 2006.

Nine months Ended March 31, 2006 Compared to Nine months Ended March 31, 2005—Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$70,520	$70,815	$(295)	(0.4)%
Other services	2,739	2,755	(16)	(0.6)%

Total net revenue	$73,259	$73,570	$(311)	(0.4)%

Segment profit	$11,218	$10,870	$348	3.2%

Operating margin	15.3%	14.8%

Medical transports	216,463	220,898	(4,435)	(2.0)%

Net/net EMS APC	$302	$296	$6	1.8%

Transportation rate increases contributed to a $0.1 million increase in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.4 million decrease in net medical transportation and related services revenue. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 9.7 percent during the nine months ended March 31, 2005 to 10.5 percent during the nine months ended March 31, 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations. The entire decrease in transports can be attributed to third quarter fiscal 2006 activity due to increased competition in certain areas and reduced call volume.

Operating margins improved principally due to lower payroll-related costs as a percentage of net revenue partially offset by higher other operating expenses as a percentage of net revenue.

Payroll-related expense as a percentage of net revenue decreased from 60.0 percent during the nine months ended March 31, 2005 to 58.4 percent during the nine months ended March 31, 2006 primarily due to reductions in temporary staffing, health insurance costs and workers’ compensation expense partially offset by higher training wages. Other operating expenses as a percentage of revenue grew from 20.0 percent during the nine months ended March 31, 2005 to 21.9 percent during the nine months ended March 31, 2006 primarily driven by a $1.1 million increase in general liability insurance costs and a $0.5 million increase in fuel costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$48,556	$48,103	$453	0.9%
Fire and other services	15,998	15,662	336	2.1%

Total net revenue	$64,554	$63,765	$789	1.2%

Segment profit	$7,250	$5,767	$1,483	25.6%

Operating margin	11.2%	9.0%

Medical transports	175,511	175,887	(376)	(0.2)%

Net/net EMS APC	$258	$257	$1	0.4%

Fire subscriptions at period end	34,870	35,196	(326)	(0.9)%

Transportation rate increases contributed to a $0.8 million increase in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.3 million decrease in net medical transportation and related services revenue. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 11.4 percent during the nine months ended March 31, 2005 to 13.3 percent during the nine months ended March 31, 2006 primarily due to a change in collection patterns stemming from the consolidation of three regional billing locations and an increase in private pay patients with lower receivable collectibility in certain sectors of the Tennessee, Florida and Indiana markets which are included in this segment. Higher master fire contract fees and fire subscription rates also contributed to net revenue growth despite a slight decline in the number of fire subscriptions.

Operating margins increased due to operational efficiencies, primarily lower other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 61.5 percent during the nine months ended March 31, 2005 to 62.2 percent during the nine months ended March 31, 2006 primarily due to a $0.4 million reduction in workers’ compensation expense partially offset by higher scheduled overtime and fill-in wages. Other operating expenses as a percentage of revenue declined from 23.5 percent during the nine months ended March 31, 2005 to 21.9 percent during the nine months ended March 31, 2006 primarily driven by a $0.8 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.4 million increase in fuel costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC, medical transports and fire subscriptions):

	Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$99,510	$85,098	$14,412	16.9%
Fire and other services	30,416	26,594	3,822	14.4%

Total net revenue	$129,926	$111,692	$18,234	16.3%

Segment profit	$19,968	$16,126	$3,842	23.8%

Operating margin	15.4%	14.4%

Medical transports	194,999	178,527	16,472	9.2%

Net/net EMS APC	$499	$466	$33	7.1%

Fire subscriptions at period end	82,373	76,895	5,478	7.1%

Approximately $4.9 million of the increase in net medical transportation and related services revenue is a result of a greater number of transports, including our new service area in Roswell, New Mexico and approximately $9.5 million is a result of an increase in rates. The increase in the number of transports was primarily a result of the significant population growth experienced in the states in which Segment C operates and the new Roswell, New Mexico service area, which contributed approximately 3,300 transports during the nine months ended March 31, 2006. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 10.9 percent during the nine months ended March 31, 2005 to 11.3 percent during the nine months ended March 31, 2006 primarily due to an extension of the payment cycle related to a change in claims processing procedures implemented by the State of Arizona for its Medicaid patients. The increase in fire and other services revenue is primarily due to 7.1% growth in the number of fire subscriptions, higher fire subscription rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded during the second quarter of fiscal 2006.

The increase in Segment C’s profit includes a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins remained relatively flat for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2006.

Payroll related expense as a percentage of net revenue increased 10 basis points from 56.3 percent during the nine months ended March 31, 2005 to 56.4 percent during the nine months ended March 31, 2006 primarily due to payroll efficiencies achieved while servicing a greater number of transports. Other operating expenses as a percentage of revenue increased from 24.1 percent during the nine months ended March 31, 2005 to 25.4 percent during the nine months ended March 31, 2006 primarily driven by a $1.3 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year, a $1.0 million increase in professional fees associated with contract negotiations, a $0.8 million increase in fuel costs and a $0.6 million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets primarily offset by increased estimate for uncompensated care as a percentage of net revenue.

Segment D

The following table presents financial results and key operating statistics for Segment D for the nine months ended March 31, 2006 and 2005 (in thousands, except net/net EMS APC and medical transports):

	Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$69,158	$61,968	$7,190	11.6%
Other services	341	1,253	(912)	(72.8)%

Total net revenue	$69,499	$63,221	$6,278	9.9%

Segment profit	$6,965	$4,843	$2,122	43.8%

Operating margin	10.0%	7.7%

Medical transports	196,169	176,200	19,969	11.3%

Net/net EMS APC	$309	$299	$10	3.3%

Approximately $0.3 million of the increase in net medical transportation and related services revenue is the result of a greater number of transports and approximately $6.9 million as a result of an increase in rates. Our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract resulted in approximately 8,400, 1,900 and 7,700 additional transports, respectively, for the nine months ended March 31, 2006. The estimate for uncompensated care as a percentage of gross medical transportation revenue increased from 18.8 percent during the nine months ended March 31, 2005 to 18.9 percent during the nine months ended March 31, 2006 primarily due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated estimate. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

The increase in Segment D’s profit was primarily driven by reductions in other operating expenses as a percentage of net revenue partially offset by an increase in the estimate for uncompensated care. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll-related expense as a percentage of net revenue increased from 52.4 percent during the nine months ended March 31, 2005 to 53.5 percent during the nine months ended March 31, 2006 primarily due to payroll efficiencies achieved associated with the Orlando Regional Medical Center contract, partially offset by an increase in headcount related to our new Salem, Oregon operation. Other operating expenses as a percentage of revenue decreased from 36.0 percent during the nine months ended March 31, 2005 to 33.5 percent during the nine months ended March 31, 2006 primarily driven by a $1.1 million decrease in general liability insurance costs, of which $0.7 million related to switching to the City of San Diego’s general liability insurance policy and decreases in other miscellaneous operating costs, none of which were individually significant, partially offset by a $1.4 million increase in first-responder fees and a $0.4 million increase in fuel costs.

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

We believe that cash flow from operations coupled with existing cash balances and funds available through our $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund our operating and capital needs through March 31, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See Explanatory Note and Notes 1 and 2 to the consolidated financial statements.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2006 was $15.4 million compared to $8.1 million for the nine months ended March 31, 2005. Net income for the current period includes $2.5 million of non-cash deferred income tax expense relating to the utilization of a portion of our net operating loss carryforwards, while net income for the prior period includes the $5.7 million non-cash portion of our loss on early extinguishment of debt. Net income for the nine months ended March 31, 2006 and 2005 also includes $5.1 million and $0.5 million, respectively, of accretion on our 12.75% Senior Discount Notes which represents non-cash interest expense that is included in net income but does not require cash payments.

The change in net operating assets and liabilities balances resulted in additional net cash used in operations of $2.7 million during the nine months ended March 31, 2006 compared to the previous year. Additional cash was used to fund our $16.0 million unscheduled principal payments on our Term Loan B and our 2005 Management Incentive Plan payment of $4.0 million discussed above. In the normal course of business, these accounts can vary significantly due to the amount and timing of various payments.

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

We had working capital of $45.5 million at March 31, 2006, including cash and cash equivalents of $5.9 million, compared to working capital of $39.7 million, including cash and cash equivalents of $17.7 million, at June 30, 2005. The increase in working capital as of March 31, 2006 is primarily related to higher net accounts receivable and current deferred tax assets combined with lower accrued liabilities and current debt partially offset by lower prepaid expenses. These changes were primarily driven by higher operating income during the period as well as the impact of non-cash interest expense, non-cash insurance adjustments and the gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006.

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

We were in compliance with all of our covenants under our 2005 Credit Facility at March 31, 2006. Due to the restatement of the financial statements, we did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, we received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC. See Explanatory Note to this Amendment.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Net income (loss)	$(4,147)	$(2,986)	$2,288	$4,477
Add back:
Depreciation and amortization	3,768	2,834	9,488	8,762
Interest expense	7,894	7,202	23,150	22,033
Interest income	(100)	(44)	(425)	(220)
Income tax provision (benefit)	(1,819)	(126)	4,116	396

EBITDA	$5,596	$6,880	$38,617	$35,448

Increase (decrease):
Interest expense	(7,894)	(7,202)	(23,150)	(22,033)
Interest income	100	44	425	220
Income tax (provision) benefit	1,819	126	(4,116)	(396)
Accretion of 12.75% Senior Discount Notes	1,728	480	5,077	480
Deferred income taxes	(2,792)	—	2,510	—
Insurance adjustments	—	—	(2,387)	(636)
Amortization of deferred financing costs	692	593	1,792	1,932
(Gain) loss on sale of property and equipment	5	31	(1,302)	34
Undistributed earnings of minority shareholder	336	68	651	40
Stock based compensation	7	—	23	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—	5,668
Tax benefit from the exercise of stock options	—	30	—	159
Amortization of debt discount	—	4	—	17
Changes in operating assets and liabilities	12,265	1,271	(2,743)	(12,848)

Net cash provided by operating activities	$11,862	$7,993	$15,397	$8,085

For the three months ended March 31, 2006, consolidated EBITDA of $5.6 million, including the negative impact of EBITDA discontinued operations totaling $6.3 million and a 300 basis point increase in the estimate for uncompensated care as a percentage of net medical transportation revenue, declined from consolidated EBITDA for the three months ended March 31, 2005 of $6.9 million, which included the negative impact of a $8.2 million loss on early extinguishment of debt.

For the nine months ended March 31, 2006, consolidated EBITDA of $38.6 million, including the negative impact of EBITDA discontinued operations totaling $6.1 million and a 160 basis point increase in the estimate for uncompensated care as a percentage of net medical transportation revenue, increased from consolidated EBITDA for the nine months ended March 31, 2005 of $35.4 million, including the negative impact of a $8.2 million loss on early extinguishment of debt. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

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

Restatement

As discussed in the Explanatory Note to this Form 10-Q/A for the fiscal quarter ended March 31, 2006, and in Note 2 of the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated February 13, 2007, management of the Company has amended its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. This Amendment is being filed in connection with the Company’s restatement of its annual consolidated financial statements as of and for the years ended June 30, 2006, 2005 and 2004, the interim consolidated financial statements for each of the quarters within the years ended June 30, 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company’s identification of certain accounting practice errors relating to its inventory. Specifically, the Company has determined that certain durable medical supply items were incorrectly included in inventory. Historically, the Company has counted these items as inventory and valued them within its inventory balance.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (the fiscal quarter ended March 31, 2006).

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weaknesses described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Original Filing, management identified the following material weakness in internal control over financial reporting as of March 31, 2006.

•

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

In connection with the restatement discussed above, management identified the following additional material weakness in internal control over financial reporting as of March 31, 2006.

•

The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective review procedures to detect that certain durable medical supply items was improperly included in inventory. This control deficiency resulted in the restatement of the Company’s fiscal 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, this control deficiency could have resulted in a material misstatement of inventory and operating expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 28, 2005, management concluded that as of June 30, 2005, we did not maintain effective internal controls over the accounting for income taxes. As of the end of the period covered by this report, we have made significant progress towards remediation of the material weakness in our internal control related to the accounting for deferred income taxes. Our remediation efforts have included the hiring of a director of taxation, the improvement of processes and procedures used in the preparation of the annual and interim tax provisions as well as implementation of a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes. Based on these actions, we believe that this material weakness will be remediated by the end of the fourth quarter of fiscal 2006. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, management concluded that the material weakness was remediated as of June 30, 2006.

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

In an effort to remediate the material weakness in the Company’s internal controls over classification of certain durable medical supply items within inventory, as described above, and in connection with the preparation of its Amended Annual Report on Form 10-K/A for fiscal 2006, and its Amended Quarterly Reports on Form 10-Q/A for the interim periods ended March 31, 2006 and September 30, 2006, as described in the Restatement above, the Company has conducted and completed a review of its controls relating to accounting for inventory, and corrected its method of accounting. These steps were completed subsequent to March 31, 2006 but prior to the filing date of this Amendment. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, the newly designed controls have not yet operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Additionally, management intends to enhance its procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. Management currently expects that these steps will be completed by June 30, 2007.

Changes in Internal Control Over Financial Reporting

The items noted above were changes in internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibits
10.1	Employment Agreement by and between the Registrant and Kurt Krumperman dated March 21, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction 2 to Item 601(a) of Regulation S-K.)

10.2	Employment Agreement by and between the Registrant and Brian Allery dated April 10, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction to Item 601(a) of Regulation S-K.)

10.3	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(1)

10.4	Joinder, dated as of May 5, 2006, by and between Rural/Metro Operating Company, LLC and Citicorp North America, Inc., as Administrative Agent and New LC Facility Lender.(1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes —Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: March 22, 2007	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kristine B. Ponczak
Kristine B. Ponczak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

10.1	Employment Agreement by and between the Registrant and Kurt Krumperman dated March 21, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction 2 to Item 601(a) of Regulation S-K.)

10.2	Employment Agreement by and between the Registrant and Brian Allery dated April 10, 2006. (This agreement is substantially identical in all material respects to the form of employment agreement included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 25, 2005, and is not being filed herewith in reliance on Instruction to Item 601(a) of Regulation S-K.)

10.3	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(1)

10.4	Joinder, dated as of May 5, 2006, by and between Rural/Metro Operating Company, LLC and Citicorp North America, Inc., as Administrative Agent and New LC Facility Lender.(1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.