Form 10-K/A
period 2006-06-30
RURAL/METRO CORP /DE/
filed 2007-03-23
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

On February 14, 2007, Rural/Metro Corporation (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct certain accounting practice errors relating to its inventory. As more fully described in Note 3 of the financial statements, the Company has determined that certain durable medical supply items should not be classified as inventory.

During the quarter ended December 31, 2006 and as more fully described in Note 2 of the financial statements, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients. This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Company now reflects revenue net of estimated uncompensated care, and this Amendment No. 1 to Form 10-K/A (this “Amendment”) reflects such change. Previously, the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense. This Amendment amends the Annual Report on Form 10-K for the year ended June 30, 2006, as filed on September 22, 2006 (“Original Filing”). The change in accounting policy retrospectively applied to the financial statements did not change the previously reported operating income, net income, earnings per share, and operating cash flows. See Notes 2 and 3 of the financial statements for the amended results relating to the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory.

Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. Information not relating to the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events, other than the events surrounding the Company’s notes and its 2005 Credit Facility, which are discussed below. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 1A, 6, 7, 8 and 9A of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part II of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Due to the restatement of the financial statements, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC, which the Company anticipates will occur on or about the same day that this Amendment is filed. Any or all forward-looking statements relating to the default made in this Form 10-K/A (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Report on Form 10-K/A.

The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of June 30, 2006, and concluded that because of the inventory restatement the Company had a material weakness in internal control over financial reporting. See Item 9A of Part II for further discussion and remediation measures that are in progress.

In addition to this Amendment, the Company is amending its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2006 and September 30, 2006, each of which will contain restated financial information. The Company will also file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

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

In pursuit of achieving our commitment, we provide medical transportation services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. Approximately half of our medical transports are initiated by 911 calls, with the remainder consisting of a variety of non-emergency medical transports, such as medical transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our workforce and medical transportation vehicles more efficiently. We derive revenue from our medical transportation services through reimbursements we receive from commercial insurance companies and government-funded healthcare programs such as Medicare and Medicaid and, to a lesser extent, from fees paid to us directly by our individual patients and from government subsidies paid to us under our 911 contracts. During fiscal 2006, 85 percent of our net revenue was generated from our medical transportation and related services.

We are also a provider of private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 13 sites located in 10 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care, which represented 15 percent of our fiscal 2006 net revenue.

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

Companies in the emergency medical transportation service industry experience significant levels of uncompensated care compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or commercial insurance. Uncompensated care generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers, and generally is higher for transports resulting from emergency medical transportation calls than for non-emergency medical transportation requests.

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

State or local government regulations or administrative policies regulate the rates we can charge in some states for medical transportation services. For example, the State of Arizona establishes the rates we may charge in the various communities we serve in that state. Medical transportation services revenue generated in Arizona accounted for approximately 33 percent and 31 percent of net revenue for fiscal 2006 and 2005, respectively. In some service areas in other states in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency medical transportation services pursuant to a master contract and establishes the rates for general medical transportation services that we are permitted to charge. In areas where we are regulated, there is no assurance that we will receive medical transportation service rate increases on a timely basis, or at all.

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

As we announced on February 14, 2007, our historical financial information should no longer be relied upon.

On February 14, 2007, we announced that management of the Company had concluded, and the Audit Committee had approved the conclusion, that due solely to our error in improperly including certain durable medical supply items within inventory, the Company’s consolidated financial statements as of and for the years ended June 30, 2006, 2005 and 2004, and the interim periods therein, and the unaudited condensed consolidated financial statements as and for the three months ended September 30, 2006, and any related financial information, should no longer be relied upon.

Until we are able to become current with our filings with the SEC, we may face several adverse consequences.

As described above, we have delayed filing our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and, although we are working as quickly as possible to complete our restatement and return to current filing status, we cannot provide assurance as to when this process will be completed. Because we are not current with our filings with the SEC, investors in our securities do not have the information required by SEC rules regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, until we are current with our SEC filings, the SEC will not declare a registration statement covering a public offering of securities effective under the Securities Act of 1933, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also will not be eligible to use a “short form” registration statement on Form S-3 to make equity or debt offerings for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our ability to raise capital, as well as our business, financial condition and results of operations. In addition, as discussed in the risk factor below, if we are not able to make these filings by April 23, 2007, our ability to obtain immediate and continued access to additional liquidity would likely be impaired, unless we received waivers or amendments from our lenders. We cannot assure you that these amendments or waivers will be received.

In addition, due to the need for restatement of the financial statements identified above, the Company did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (April 23, 2007) upon the filing of such with the SEC. We cannot assure that we will be able to file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 by April 23, 2007, or if we are not able to make these filings by April 23, 2007, that we will be able to obtain additional amendments or waivers.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.

Management reevaluated the Management Report on Internal Control Over Financial Reporting included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “2006 Management Internal Control Report”). We concluded that we had a material weakness in our internal control related to inventory. The existence of a material weakness as of June 30, 2006 would preclude management from concluding that the Company’s internal control over financial reporting was effective as of June 30, 2006. The Company intends to amend its 2006 Management Internal Control Report. The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected. As a result of this material weakness, management’s assessment as of June 30, 2006 will conclude that our internal control over financial reporting is ineffective. It is also possible that additional material weaknesses will be identified in the future.

Because we will conclude that our internal control over financial reporting is not effective and because we expect our independent registered public accountants to issue an adverse opinion on the effectiveness of our internal controls over financial reporting, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. This current material weakness or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

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

The following selected financial data are derived from our audited historical consolidated financial statements for the years ended

June 30, 2006, 2005 and 2004, and from the Company’s unaudited accounting records for the years ended June 30, 2003 and 2002. See Explanatory Note and Notes 2 and 3 to the consolidated financial statements. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 2 and 3 of the consolidated financial statements, respectively. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes appearing elsewhere in this Report (in thousands, except per share amounts):

	Years Ended June 30,
Statement of Operations Data:	2006 (As restated)	2005 (As restated)	2004 (As restated)	2003 (As reported) *	2003 (As restated)	2002 (As reported) *	2002 (As restated)
Net revenue	$450,899	$420,833	$384,085	$352,419	$352,419	$328,881	$328,881

Operating expenses:
Payroll and employee benefits	268,491	257,737	240,241	228,533	228,533	215,802	215,802
Depreciation and amortization	11,197	10,608	10,471	11,090	11,090	12,698	12,698
Other operating expenses	120,956	114,376	107,348	98,213	97,912	87,530	86,870
(Gain) loss on sale of assets	(1,311)	72	32	—	—	9	9
Restructuring and other	—	—	—	(100)	(100)	(626)	(626)

Total operating expenses	399,333	382,793	358,092	337,736	337,435	315,413	314,753

Operating income	51,566	38,040	25,993	14,683	14,984	13,468	14,128
Interest expense	(31,025)	(29,567)	(29,243)	(28,012)	(28,012)	(25,462)	(25,462)
Interest income	548	292	97	197	197	644	644
Loss on early extinguishment of debt (1)	—	(8,170)	—	—	—	—	—

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	21,089	595	(3,153)	(13,132)	(12,831)	(11,350)	(10,690)
Income tax (provision) benefit (2)	(10,893)	85,310	225	—	—	2,531	2,531
Minority interest	(759)	(102)	475	(1,507)	(1,507)	(750)	(750)

Income (loss) from continuing operations before
cumulative effect of change in accounting principle	9,437	85,803	(2,453)	(14,639)	(14,338)	(9,569)	(8,909)
Income (loss) from discontinued operations (3) (4)	(5,947)	3,522	8,761	23,605	23,605	10,918	10,918

Income before cumulative effect of change in accounting principle	3,490	89,325	6,308	8,966	9,267	1,349	2,009
Cumulative effect of change in accounting principle (5)	—	—	—	—	—	(49,513)	(49,513)

Net income (loss)	3,490	89,325	6,308	8,966	9,267	(48,164)	(47,504)
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,282)	—	—	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)	(3,604)	(3,604)	—	—
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066	—	—	—	—

Net income (loss) applicable to common stock	$3,490	$89,325	$8,772	$5,362	$5,663	$(48,164)	$(47,504)

*	As reported after effect of revenue accounting change. See Note 2 to the conolidated financial statements.

	Years Ended June 30,
EPS Data	2006 (As restated)	2005 (As restated)	2004 (As restated)	2003 (As reported) *	2003 (As restated)	2002 (As reported) *	2002 (As restated)
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.39	$3.78	$0.11	$(1.13)	$(1.11)	$(0.63)	$(0.59)
Income (loss) from discontinued operations applicable to common stock (3) (4)	(0.25)	0.16	0.42	1.46	1.46	0.72	0.72

Income before cumulative effect of change in accounting principle	0.14	3.94	0.53	0.33	0.35	0.09	0.13
Cumulative effect of change in accounting principle (5)	—	—	—	—	—	(3.26)	(3.26)

Net income (loss)	$0.14	$3.94	$0.53	$0.33	$0.35	$(3.17)	$(3.13)

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock before cumulative effect of change in accounting principle	$0.38	$3.56	$(0.11)	$(1.13)	$(1.11)	$(0.63)	$(0.59)
Income (loss) from discontinued operations applicable to common stock (3) (4)	(0.24)	0.15	0.40	1.46	1.46	0.72	0.72

Income before cumulative effect of change in accounting principle	0.14	3.71	0.29	0.33	0.35	0.09	0.13
Cumulative effect of change in accounting principle (5)	—	—	—	—	—	(3.26)	(3.26)

Net income (loss)	$0.14	$3.71	$0.29	$0.33	$0.35	$(3.17)	$(3.13)

Weighted average number of common shares outstanding:
Basic	24,359	22,674	16,645	16,116	16,116	15,190	15,190

Diluted	24,842	24,105	21,817	16,116	16,116	15,190	15,190

* As reported after effect of revenue accounting change. See Note 2 to the conolidated financial statements.

	As of June 30,
Balance Sheet Data:	2006 (As restated)	2005 (As restated)	2004 (As restated)	2003 (As reported) *	2003 (As restated)	2002 (As reported) *	2002 (As restated)
Total assets	$296,388	$311,356	$211,442	$198,971	$195,109	$200,708	$196,545
Current portion of long-term debt	37	1,497	1,495	1,329	1,329	1,633	1,633
Long-term debt, net of current portion	291,337	305,478	304,057	305,310	305,310	298,529	298,529
Redeemable nonconvertible participating preferred stock (6)	—	—	—	7,793	7,793	—	—
Stockholders' deficit	(96,272)	(101,416)	(195,993)	(210,160)	(214,024)	(205,752)	(209,917)

* As reported after effect of revenue accounting change. See Note 2 to the conolidated financial statements.

	As of June 30,
	2006	2005	2004	2003	2003	2002	2002
Cash Flow Data:	(As restated)	(As restated)	(As restated)	(As reported) *	(As restated)	(As reported) *	(As restated)
Net cash flow provided by operating activities	$27,097	$24,855	$14,501	$13,146	$13,146	9,634	9,634

Net cash flow used in investing activities	(20,569)	(12,372)	(8,421)	(7,582)	(7,582)	(5,832)	(5,832)

Net cash flow used in financing activities	(21,175)	(11,167)	(2,269)	(3,659)	(3,659)	(3,170)	(3,170)

*	As reported after effect of revenue accounting change. See Note 2 to the conolidated financial statements.
(1)	During fiscal 2005, we recorded $8.2 million of early debt extinguishment costs. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Note 11 to our consolidated financial statements for further discussion.
(2)	During fiscal 2005, we reversed $87.7 million of deferred tax asset valuation allowances. Such reversals were reflected as a deferred tax benefit in continuing operations of $85.2 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. See Note 12 to our consolidated financial statements for further discussion.
(3)

During fiscal 2006, we ceased operating in two medical transportation service areas. One service area was closed primarily due to our limited future potential to obtain 911 emergency transportation contracts in that area. We ceased operating in the other service area upon expiration of our exclusive contract after we elected not to pursue renewal of this contract. During fiscal 2005 and 2004, we ceased operating in four and ten medical transportation service areas, respectively, as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in one and three fire and other service areas during fiscal 2005 and 2004, respectively, due to various reasons including a customer filing Chapter 11, our continued disposal of non-core businesses and a city converting the service area to a fire district. (See Note 19 to our consolidated financial statements for further discussion.) During fiscal 2003, we sold our Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the results of the aforementioned discontinued service areas and our former Latin American operations have been included in income (loss) from discontinued operations.

(4)	During the third quarter of fiscal 2006, we recorded a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas. See Note 17 to our consolidated financial statements for further discussion.
(5)	Effective July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In connection with the adoption of SFAS 142, we ceased amortizing goodwill effective July 1, 2001. Additionally, we recognized an approximate $49.5 million transitional impairment charge (both before and after tax), which has been reflected as the cumulative effect of change in accounting principle in fiscal 2002.
(6)	In connection with an amendment to our previous credit agreement, we issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock (“Series B Shares”) on September 30, 2002. We settled the Series B Shares, along with 283,979 shares of our Series C redeemable nonconvertible participating preferred stock, on June 30, 2004 in exchange for 4,955,278 shares of our common stock. See Note 13 to our consolidated financial statements for further discussion.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Restatement and Accounting Change

During the quarter ended December 31, 2006, and as more fully described in Note 2 of the financial statements, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting was applied retrospectively in accordance with SFAS 154. We now present revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations, and this Amendment reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (“Guide”). We believe that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide relating to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and operating expenses by $97.6 million, $80.7 million and $78.5 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. This Amendment amends the Form 10-K for the fiscal year end June 30, 2006 (“Original Filing”), to amend and restate the financial statements and other financial information contained in the Original Filing. See Management’s Overview below. The change in accounting policy, retrospectively applied to the financial statements, for the fiscal years ended June 30, 2006, 2005 and 2004, did not change the previously reported income (loss) from continuing operations or net income (loss). There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy. See Item 9A – Controls and Procedures.

As more fully described in Note 3 of the financial statements, in connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the inclusion of certain durable medical supply items that should instead have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in an increase (reduction) of net earnings of ($27,000), $994,000 and $97,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The cumulative effect of this error on net earnings for all periods preceding fiscal 2004 was an increase in the accumulated deficit as of July 1, 2003 of $3.9 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory.

Management’s Overview

During the twelve months ended June 30, 2006 and 2005, our net revenue increased 7.1 percent and 9.6 percent, respectively. The current year decline in the net revenue growth rate is attributable primarily to the increase we experienced in uncompensated care. Net income for the twelve months ended June 30, 2006 and 2005 was $3.5 million and $89.3 million, respectively. The primary factor driving the decrease in net income relates to the $85.2 million tax benefit resulting from the release of a valuation allowance that was offsetting our net deferred tax asset. The valuation allowance was established beginning in fiscal 2000 as a result of substantial financial and taxable losses arising from the Company’s restructuring, bad debt write-offs, and impairments as a result of the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets. We regularly assessed the recoverability of the deferred tax assets on a regular basis by reviewing factors of past and future profitability. During the fiscal 2005 review of the deferred tax assets, we concluded that there were strong factors indicating that it was more likely than not that the related deferred tax assets would be realized. These factors included cumulative pretax income in prior years, the refinancing of our long-term debt in 2005, which furthered management’s belief that Rural/Metro would realize the value of such released assets, and our financial projections of continuing income in future years. As a result we released a significant portion of the valuation allowance. Another factor impacting the decrease in fiscal 2006 net income resulted from the decision to exit the New Jersey ambulance market, primarily due to competitive factors that limited our ability to secure exclusive contracts within municipalities for 911-emergency medical transport services, which resulted in a $4.0 million after tax loss. In addition during fiscal 2006 net income was reduced by a $1.6 million after tax charge relating to the government’s investigation into certain of our discontinued Texas operations for the year 1993 through 2002.

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

Medical transportation revenue depends on various factors, including the mix of payers, the mix of rates, the acuity of the patients we transport, the mix of activity between emergency medical transportation services and non-emergency transportation services and the level of uncompensated care, as well as other competitive and market factors. The medical transportation portion of our business represented 85.0 percent of our fiscal 2006 net revenue.

We also provide private fire protection and related services, and offer such services on a subscription-fee basis to residential and commercial property owners in three states and under long-term contracts with fire districts, industrial sites and airports at 13 sites located in 10 states. Our fire protection services consist primarily of fire suppression, fire prevention and first responder medical care and represented 15.0 percent of our fiscal 2006 net revenue.

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

Expand Within Existing and Contiguous Service Areas

We believe we can maximize our return on the infrastructure we have built in our existing operating areas by continuing to expand the non-emergency medical transportation services. In areas where we are the 911 emergency medical transportation provider, we seek to leverage this visibility to compete for non-emergency medical transportation business. We also seek to expand our 911 emergency medical transportation services in locations that are contiguous to our existing service areas. This strategy increases the utilization of our work force through balanced growth of emergency and non-emergency medical transportation services. Our strategy also enables us to gain operational efficiencies and effectively manage our costs and assets by leveraging our fleet, communications systems and management within our existing service areas. Our efforts contributed to same-service area revenue growth in the medical transportation and related service business of 3.9 percent and 8.9 percent for fiscal 2006 and fiscal 2005, respectively.

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

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Net/net EMS APC (1)	$342	$331	$315
DSO (2)	64	53	52
EBITDA (3)	$54,132	$47,058	$48,021
Medical Transports (4)	1,045,722	1,006,697	964,520

(1)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA along with a reconciliation of EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources—EBITDA”.
(4)	Medical transports from continuing operations are defined as actual emergency and non-emergency patient transports.

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

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency medical transportation services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. While we make every attempt to negotiate subsidies to support the level of medical services we provide, not all authorities will agree to provide such subsidies. As a result, we incur write-offs for uncompensated care in the normal course of providing medical transportation services.

Our methodology for reserving for uncompensated care is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used to determine current anticipated collection percentages, which are applied to gross revenue in order to calculate net revenue Net revenue is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care.

The level of uncompensated care we experience can be affected by a variety of factors, including the following:

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

Contract Non-Renewals

In an effort to strengthen our base of core operations, we regularly perform financial reviews of contracts for profitability. Based upon such a review, we made a strategic decision to exit our Augusta, Georgia 911 emergency medical services contract upon its expiration on December 31, 2005. This contract generated approximately $0.8 million in net income from discontinued operations during fiscal 2005, the last full year of its operations. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others.

During the second quarter of fiscal 2006, we were not selected in a competitive bidding process to continue as the 911 emergency medical transportation provider to the City of Scottsdale, Arizona. Our contract ended on February 17, 2006; however, due to our continuing involvement in the City of Scottsdale’s non-emergency medical transportation services market and our role as the back-up 911 emergency medical transportation provider, this service area remains a continuing operation. This contract generated approximately ($0.4) million in net operating loss, during fiscal 2005, the last full year of its operations.

Our exclusive 911 emergency medical services contract with the City of Chandler, Arizona expired on December 17, 2005. Prior to the expiration, we were notified by the Chandler City Council that it had voted to continue our services in approximately half of the city. This contract, in its entirety, generated approximately $0.4 million in net income from continuing operations during fiscal 2005, the last full year of its operations. As a result of this change, we have re-deployed certain of our emergency medical transportation resources to expand our non-emergency medical transportation market share.

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

Results of Operations

Fiscal 2006 Compared To Fiscal 2005 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2006 and 2005. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 2 and 3, to the consolidated financial statements respectively. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	Change	% Change
Net revenue	$450,899	100.0%	$420,833	100.0%	$30,066	7.1%

Operating expenses:
Payroll and employee benefits	268,491	59.5%	257,737	61.2%	10,754	4.2%
Depreciation and amortization	11,197	2.5%	10,608	2.5%	589	5.6%
Other operating expenses	120,956	26.8%	114,376	27.2%	6,580	5.8%
(Gain) loss on sale of assets	(1,311)	(0.3)%	72	—	(1,383)	#

Total operating expenses	399,333	88.6%	382,793	91.0%	16,540	4.3%

Operating income	51,566	11.4%	38,040	9.0%	13,526	35.6%
Interest expense	(31,025)	(6.9)%	(29,567)	(7.0)%	(1,458)	4.9%
Interest income	548	0.1%	292	0.1%	256	87.7%
Loss on early extinguishment of debt	—	—	(8,170)	(1.9)%	8,170	(100.0)%

Income from continuing operations before income taxes and minority interest	21,089	4.7%	595	0.1%	20,494	#
Income tax (provision) benefit	(10,893)	(2.4)%	85,310	20.3%	(96,203)	#
Minority interest	(759)	(0.2)%	(102)	—	(657)	#

Income from continuing operations	9,437	2.1%	85,803	20.4%	(76,366)	(89.0)%
Income (loss) from discontinued operations, net of income taxes	(5,947)	(1.3)%	3,522	0.8%	(9,469)	#

Net income	$3,490	0.8%	$89,325	21.2%	$(85,835)	(96.1)%

Income per share
Basic-
Income from continuing operations applicable to common stock	$0.39		$3.78		$(3.41)
Income (loss) from discontinued operations applicable to common stock	(0.25)		0.16		(0.41)

Net income	$0.14		$3.94		$(3.80)

Diluted-
Income from continuing operations applicable to common stock	$0.38		$3.56		$(3.18)
Income (loss) from discontinued operations applicable to common stock	(0.24)		0.15		(0.39)

Net income	$0.14		$3.71		$(3.57)

Average number of common shares outstanding—Basic	24,359		22,674		1,685

Average number of common shares outstanding—Diluted	24,842		24,105		737

#	- Variances over 100% not displayed.

Net revenue growth of $30.1 million, or 7.1 percent, resulted from a $24.8 million, or 6.9 percent increase in medical transportation and related services revenue and a $5.3 million, or 8.5 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 240 basis points lower in fiscal 2006 compared to the prior year primarily due to a 170 basis point decrease in payroll and employee benefits and a 40 basis point decrease in other operating expenses, both as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share of $0.38 for fiscal 2006 includes an increase in the average number of diluted shares outstanding during the period from 24.1 million shares at June 30, 2005 to 24.8 million shares at June 30, 2006 due to common shares issued as a result of stock option exercises.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$383,789	$358,973	$24,816	6.9%
Fire and other services	67,110	61,860	$5,250	8.5%

Total net revenue	$450,899	$420,833	$30,066	7.1%

Medical Transportation and Related Services

Same service area revenue accounted for $13.8 million of the increase in medical transportation and related services revenue while the remaining $11.0 million resulted from revenues generated under new contracts in Tacoma, Washington, Salem, Oregon, Roswell, New Mexico, Salt Lake City, Utah and the Orlando Regional Healthcare System. Approximately $8.4 million of the increase in same-service area revenue related to increased rates and the balance of $5.4 million was due to increased transports.

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

Consolidated net/net EMS APC for fiscal 2006 was $342 compared to $331 for fiscal 2005. The 3.3 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in certain contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $247.4 million and $212.7 million for fiscal 2006 and 2005, respectively. Such discounts represented 35.3 percent and 34.0 percent of gross medical transportation fees for fiscal 2006 and 2005, respectively. The increase of 130 basis points is primarily a result of rate increases and a change in payer mix in certain markets. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. Uncompensated care as a percentage of gross medical transportation revenue was 13.8 percent and 12.8 percent for fiscal 2006 and 2005, respectively. The increase is primarily related to the effect of rate increases, many of which are not allowable under government-funded healthcare programs such as Medicare and Medicaid and the related growth in medical transportation revenue across all payer classes. During the second half of fiscal 2006, we experienced a disruption in collections caused by Medicare patients’ transition to Medicare Advantage (“MA”) plans. We also continued to experience a disruption of collections related to Medicaid managed care payers in Arizona.

Our uncompensated care methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical collection percentages. These percentages are used in the determination of current anticipated collection percentages that are applied to gross revenues in calculating net revenue and the estimate for uncompensated care. In accordance with our methodology, we recorded additional reserves until such time that subsequent receipts reflected improved collections results.

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

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity and general wage rate increases which resulted in higher salary expense of $18.3 million. Approximately $4.8 million of this increase related to the impact of new service areas. These increases were partially offset by a $4.9 million year over year reduction in workers’ compensation expense due to improved claims history and continuing overall favorable insurance trends and a $3.5 million decline in management incentive expense due in part to bonuses of $4.5 million paid during fiscal 2005 associated with our debt refinancing activities. Payroll and employee benefits as a percentage of net revenue decreased from 61.2 percent to 59.5 percent primarily due to the reduction in worker’s compensation expense and management incentive expense described above.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2006 and 2005, partially offset by a $0.4 million write-off of a non-compete covenant in the prior year.

Other Operating Expenses

The increase in other operating expenses was principally due to a $2.6 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher professional fees of $2.3 million which include legal expenses related to market share protection efforts in certain markets and a fee related to an amendment of our credit facility, a $2.0 million increase in contractual service and management fees related to the increased number of transports and increases in other miscellaneous operating expenses, none of which were individually significant. These increases were partially offset by a $3.2 million reduction in general liability insurance costs resulting from favorable historical claims experience in recent years.

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

Income Tax Provision

During fiscal 2005, we recorded an $85.3 million income tax benefit related to continuing operations, of which $85.2 million was the result of the release of a valuation allowance that was offsetting our net deferred tax asset (primarily our net operating loss carryforwards). The tax benefit associated with the valuation allowance release was partially offset by state income taxes and Federal Alternative Minimum Tax. Beginning in fiscal 2006, we are primarily recognizing deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

The valuation allowance was established beginning in fiscal 2000 as a result of substantial financial and taxable losses arising from the Company’s restructuring, bad debt write-offs, and impairments as a result of the adoption of SFAS 142, We regularly assessed the recoverability of the deferred tax assets by reviewing factors of past and future profitability. During the fiscal 2005 review of the deferred tax assets, we concluded that there were strong factors indicating that it was more likely than not that the related deferred tax assets would be realized. These factors included cumulative pretax income in prior years, the refinancing of our long-term debt in 2005, which furthered management’s belief that we would realize the value of such released assets, and our financial projections of continuing income in future years. As a result, we released a significant portion of the valuation allowance.

We still maintain a valuation allowance of $36.4 million against deferred tax assets that we do not believe will be realized. The valuation allowance includes $14 million related to capital loss carryforwards, $10.8 million related to federal net operating loss carryforwards, and $11.6 million related to state net operating loss carryforwards.

During fiscal 2006, we recorded a $10.9 million income tax provision related to continuing operations. This provision includes $9.7 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

The continuing operations tax provision results in an effective tax rate of 51.6 percent. This rate differs from the federal statutory rate of 35.0 percent as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 5.8 percent Additionally, the effective tax rate reflects $0.8 million of adjustments to prior year tax provisions, which increased the effective tax rate by 4.0 percent. The effective income tax rate applicable to continuing operations also includes 6.4 percent related to state income taxes (net of federal benefit). This is significantly higher than the 3.5 percent state tax effective rate we expect based on our current operations and structure. This current year increase in the state tax effective rate relates primarily to management’s assessment of the realizability of certain state net operating loss carryforwards.

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

For fiscal 2006 and 2005, net revenue associated with these discontinued service areas totaled $9.6 million and $55.3 million, respectively. Loss from discontinued operations for fiscal 2006 was $5.9 million, which includes an income tax benefit of $3.1 million. Income from discontinued operations for fiscal 2005 was $3.5 million, which includes an income tax provision of $2.1 million. The loss from discontinued operations in fiscal 2006 included $0.9 million of closure-related costs, primarily severance and lease termination charges, an additional $3.4 million in uncompensated care and a $1.0 million goodwill write-off related to the closure of the New Jersey operation. The additional provisions were recorded based upon the Company’s experience with accounts receivable collections for discontinued operations compared to historical levels. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

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

Segment A

The following table presents financial results and key operating statistics for Segment A for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$94,119	$94,529	$(410)	(0.4)%
Other services	3,867	3,662	205	5.6%

Total net revenue	$97,986	$98,191	$(205)	(0.2)%

Segment profit	$16,260	$13,703	$2,557	18.7%

Operating margin	16.6%	14.0%

Medical transports	288,648	294,739	(6,091)	(2.1)%

Net/net EMS APC	$303	$297	$6	1.9%

DSO	58	56	2	2.8%

Transportation rate increases contributed to a $0.4 million increase in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.8 million decrease in net medical transportation and related services revenue. Segment A’s net revenue decreased primarily as a result of a change in payer mix in certain markets and an increase in uncompensated care from 9.7 percent during fiscal 2005 to 10.5 percent during fiscal 2006 as a percentage of gross medical transportation revenue primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Syracuse and Buffalo, New York. The decrease in transports can be attributed to increased competition for non-emergency medical transportation services, specifically in our Alliance and Columbus, Ohio markets as well as a decline in hospital patient census.

Operating margins improved principally due to effective management of payroll-related costs in relation to transport volume, partially offset by higher other operating expenses.

Payroll-related expense as a percentage of net revenue decreased from 59.9 percent during fiscal 2005 to 57.8 percent during fiscal 2006 primarily due to reductions in temporary staffing, health insurance costs and workers’ compensation expense. Other operating expenses as a percentage of revenue grew from 20.5 percent during fiscal 2005 to 22.5 percent during the fiscal 2006 primarily driven by a $1.5 million increase in general liability insurance costs and a $0.6 million increase in fuel costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC, fire subscriptions and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$64,172	$64,867	$(695)	(1.1)%
Fire and other services	21,652	20,835	817	3.9%

Total net revenue	$85,824	$85,702	$122	0.1%

Segment profit	$9,390	$7,693	$1,697	22.1%

Operating margin	10.9%	9.0%

Medical transports	233,335	235,011	(1,676)	(0.7)%

Net/net EMS APC	$256	$258	$(2)	(0.7)%

Fire subscriptions	34,740	35,155	(415)	(1.2)%

DSO	75	60	15	24.9%

Transportation rate increases did not contribute to the decrease in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.7 million decrease in net medical transportation and related services revenue. Segment B’s medical transport and related services revenue decreased primarily as a result of an increase in uncompensated care from 11.2 percent during fiscal 2005 to 13.7 percent during fiscal 2006, as a percentage of gross medical transportation revenue, primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Indiana, which disrupted collections, and an increase in private pay patients with lower collectibility in certain sectors of Tennessee, Florida and Indiana. Additionally, this segment experienced a change in billing center management that caused a disruption in collections. In addition, the decrease in transports can be attributed to increased competition for non-emergency medical transportation services in Cincinnati, Ohio and Lexington, Kentucky, as well as a decline in hospital patient census in Memphis,

Tennessee. Higher master fire contract fees and fire subscription rates contributed to net revenue growth despite a slight decline in the number of fire subscriptions.

Operating margins increased due to operational efficiencies, primarily lower other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 61.2 percent during fiscal 2005 to 63.0 percent during fiscal 2006 primarily due to a $0.5 million reduction in workers’ compensation expense partially offset by higher scheduled overtime, fill-in wages and temporary staffing due to market-specific shortages of paramedics and EMT’s. Other operating expenses as a percentage of revenue declined from 23.5 percent during fiscal 2005 to 22.7 percent during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.5 million increase in fuel costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC, fire subscriptions and DSO):

	2006	2005
	(As restated)	(As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$132,436	$116,720	$15,716	13.5%
Fire and other services	40,931	36,025	4,906	13.6%

Total net revenue	$173,367	$152,745	$20,622	13.5%

Segment profit	$26,967	$21,758	$5,209	23.9%

Operating margin	15.6%	14.2%

Medical transports	260,464	241,446	19,018	7.9%

Net/net EMS APC	$498	$473	$25	5.4%

Fire subscriptions	83,080	78,619	4,461	5.7%

DSO	54	35	19	53.9%

Transportation rate increases contributed to a $4.6 million increase in net medical transportation and related services revenue while a increase in the number of transports contributed to an $11.1 million increase in net medical transportation and related services revenue. Same service area revenue accounted for $13.4 million of the increase in medical transportation and related services revenue while the remaining $2.3 million resulted from our new service areas in Salt Lake City, Utah and Roswell, New Mexico. The gross increase in medical transportation revenue from rate increases was offset by an increase in uncompensated care from 10.7 percent during fiscal 2005 to 11.5 percent during fiscal 2006 primarily due to a disruption in collections caused by Medicare patients’ transition to MA plans and an extension of the payment cycle related to Medicaid payers in Arizona. In addition, rate increases that are not recoverable from private pay accounts have affected estimated uncompensated care in this segment. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates. The increase in fire and other services revenue is primarily due to 5.7 percent growth in the number of fire subscriptions, higher fire subscription rates, increased master fire rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded during the second quarter of fiscal 2006.

The increase in Segment C’s profit includes a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins grew slightly by 60 basis points during fiscal 2006 compared to fiscal 2005.

Payroll-related expense as a percentage of net revenue increased from 56.1 percent during fiscal 2005 to 57.2 percent during fiscal 2006 primarily due to the growth in transports which has placed constraints on the recruitment and retention of qualified personnel, resulting in increased utilization of overtime and temporary staffing. Other operating expenses as a percentage of revenue increased from 24.2 percent during fiscal 2005 to 25.2 percent during fiscal 2006 primarily driven by a $1.2 million increase in professional fees associated with contract negotiations and franchise protection efforts, a $1.0 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year to support additional transports, a $1.0 million increase in fuel costs and a $0.7million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in net/net EMS APC is a result of rate increases in certain markets partially offset by increased provision for uncompensated care as a percentage of gross revenue.

Segment D

The following table presents financial results and key operating statistics for Segment D for fiscal 2006 and 2005 (in thousands, except medical transports, net/net EMS APC and DSO):

	2006	2005
	(As restated)	(As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$93,062	$82,857	$10,205	12.3%
Other services	660	1,338	(678)	(50.7%)

Total net revenue	$93,722	$84,195	$9,527	11.3%

Segment profit	$10,146	$5,494	$4,652	84.7%

Operating margin	10.8%	6.5%

Medical transports	263,275	235,501	27,774	11.8%

Net/net EMS APC	$308	$299	$9	2.9%

DSO	78	76	2	3.0%

Same service area revenue accounted for $1.5 million of the increase in medical transportation and related services revenue while the remaining $8.7 million resulted from our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract. Approximately $1.5 million of the increase in same service area net medical transportation and related services revenue was due to increased transports while the remainder was due to increased rates. Medical transportation revenue benefited from a decrease in uncompensated care from 19.3 percent during fiscal 2005 to 19.0 percent during fiscal 2006 primarily due to improved collections. Our new service areas in Salem, Oregon, Tacoma, Washington and our new Orlando Regional contract resulted in approximately 25,800 additional transports for fiscal 2006. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

The increase in Segment D’s profit was primarily driven by reductions in other operating expenses as a percentage of net revenue partially offset by an increase in the estimated uncompensated care as a percentage of gross medical transportation revenue. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll-related expense as a percentage of net revenue increased slightly from 52.7 percent during fiscal 2005 to 53.4 percent during fiscal 2006 primarily due to an increase in fill-in wages and health insurance expense due to growth in transport volume. Other operating expenses as a percentage of revenue decreased from 36.8 percent during fiscal 2005 to 33.6 percent during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant. This was partially offset by a $1.6 million increase in reimbursements to local ambulance companies that provide services to patients covered under capitated contracts with certain of our hospital customers. We also experienced a $0.6 million increase in fuel costs.

Results of Operations

Fiscal 2005 Compared To Fiscal 2004 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2005 and 2004. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 2 and 3, to the consolidated financial statements respectively. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2005 (As restated)	% of Net Revenue	2004 (As restated)	% of Net Revenue	Change	% Change
Net revenue	$420,833	100.0%	$384,085	100.0%	$36,748	9.6%

Operating expenses:
Payroll and employee benefits	257,737	61.2%	240,241	62.5%	17,496	7.3%
Depreciation and amortization	10,608	2.5%	10,471	2.7%	137	1.3%
Other operating expenses	114,376	27.2%	107,348	27.9%	7,028	6.5%
Loss on sale of assets	72	—	32	—	40	#

Total operating expenses	382,793	91.0%	358,092	93.2%	24,701	6.9%

Operating income	38,040	9.0%	25,993	6.8%	12,047	46.3%
Interest expense	(29,567)	(7.0%)	(29,243)	(7.6%)	(324)	1.1%
Interest income	292	0.1%	97	—	195	#
Loss on early extinguishment of debt	(8,170)	(1.9%)	—	—	(8,170)	#

Income (loss) from continuing operations before income taxes and minority interest	595	0.1%	(3,153)	(0.8%)	3,748	#
Income tax benefit	85,310	20.3%	225	—	85,085	#
Minority interest	(102)	—	475	0.1%	(577)	#

Income (loss) from continuing operations	85,803	20.4%	(2,453)	(0.6%)	88,256	#
Income from discontinued operations, net of income taxes	3,522	0.8%	8,761	2.3%	(5,239)	(59.8%)

Net income	$89,325	21.2%	$6,308	1.6%	$83,017	#

Income per share
Basic -
Income from continuing operations applicable to common stock	$3.78		$0.11		$3.67
Income from discontinued operations applicable to common stock	0.16		0.42		(0.26)

Net income	$3.94		$0.53		$3.41

Diluted -
Income (loss) from continuing operations applicable to common stock	$3.56		$(0.11)		$3.67
Income from discontinued operations applicable to common stock	0.15		0.40		(0.25)

Net income	$3.71		$0.29		$3.42

Average number of common shares outstanding - Basic	22,674		16,645		6,029

Average number of common shares outstanding - Diluted	24,105		21,817		2,288

#	- Variances over 100% not displayed.

Net revenue growth of $36.7 million, or 9.6 percent, resulted from a $30.8 million, or 9.4 percent increase in medical transportation and related services revenue and a $5.9 million, or 10.5 percent increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 220 basis points lower in fiscal 2005 compared to the prior year primarily due to a 130 basis point reduction in payroll and employee benefits and an 80 basis point reduction in other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Income from continuing operations per diluted share of $3.56 for fiscal 2005 includes an increase in the average number of diluted shares outstanding during the period from 21.8 million shares at June 30, 2004 to 24.1 million shares at June 30, 2005 due to common shares issued as a result of stock option exercises as well as an increase in the number of unexercised stock options which were in the money at the end of the period. These results reflect revenue and operating margin growth as well as an $85.2 million, or $3.53 per diluted share, reversal of tax valuation allowances and an $8.2 million, or $0.34 per diluted share, loss on early extinguishment of debt as discussed in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Years Ended June 30,
	2005 (As restated)	2004 (As restated)	$ Change	% Change
Medical transportation and related services	$358,973	$328,124	$30,849	9.4%
Fire and other services	61,860	55,961	5,899	10.5%

Total net revenue	$420,833	$384,085	$36,748	9.6%

Medical Transportation and Related Services

Same service area revenue accounted for $29.1 million of the increase in medical transportation and related services revenue while the remaining $1.8 million resulted from revenues generated under the new contract in Tacoma, Washington. Approximately $15.0 million of the increase in same-service area revenue related to increased transports and the balance of $14.1 million was due to an increase in rates.

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

Consolidated net/net EMS APC for fiscal 2005 was $331 compared to $315 for fiscal 2004. The 5.1 percent increase in net/net EMS APC is primarily a result of rate escalators and other general rate increases that are contained or allowed in certain contracts to provide EMS services as well as a favorable change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $212.7 million and $166.2 million for fiscal 2005 and 2004, respectively. Such discounts represented 34.0 percent and 30.3 percent of gross medical transportation and alternative transportation fees for fiscal 2005 and 2004, respectively. The increase of 370 basis points is primarily a result of an overall increase in rates, which we are unable to pass on to Medicare, Medicaid and certain payers. Uncompensated care as a percentage of gross medical transportation services revenue was 12.8 percent and 14.2 percent for fiscal 2005 and 2004, respectively. The 140 basis point decrease primarily resulted from billing rate increases and improved historical collection patterns, as well as the termination of lower rate contracts.

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

Other Operating Expenses

The increase in other operating expenses was principally due to higher professional fees of $2.8 million primarily related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act and increases of $2.0 million and $1.1 million in fuel expense and vehicle maintenance, respectively, driven by increases in the number of transports and the cost of fuel. These increases were partially offset by a $5.3 million reduction in general liability insurance expense resulting from favorable historical claims experience during fiscal 2005.

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

Income Tax Provision

During fiscal 2005, we recorded an $85.3 million income tax benefit related to continuing operations, of which $85.2 million was the result of the release of a valuation allowance that was offsetting our net deferred tax asset (primarily our net operating loss carryforwards). The tax benefit associated with the valuation allowance release was partially offset by state income taxes and Federal Alternative Minimum Tax. Our tax provision for fiscal 2004 did not include any deferred tax provision as a result of the valuation allowance. The fiscal 2004 tax provision was comprised solely of current state tax expense.

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

Net revenue for discontinued service areas totaled $55.3 million and $69.6 million for the fiscal 2005 and 2004, respectively. Excluding the allocation of certain fixed overhead costs, these service areas generated income of $3.5 million and $8.8 million, net of income tax provision of $2.1 million and $0.5 million, in fiscal 2005 and 2004, respectively.

Fiscal 2005 Compared To Fiscal 2004 — Segments

Segment A

The following table presents financial results and key operating statistics for Segment A for fiscal 2005 and 2004 (in thousands, except medical transports and net/net EMS APC):

	2005 (As restated)	2004 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$94,529	$92,892	$1,637	1.8%
Other services	3,662	3,955	(293)	(7.4%)

Total net revenue	$98,191	$96,847	$1,344	1.4%

Segment profit	$13,703	$10,660	$3,043	28.5%

Operating margin	14.0%	11.0%

Medical transports	294,739	293,231	1,508	0.5%

Net/net EMS APC	$297	$292	$5	1.7%

Segment A’s net revenue increased primarily as a result of increased transports.

Operating margins improved principally due to lower payroll-related costs as a percentage of net revenue partially offset by higher other operating expenses, as a percentage of net revenue. Payroll-related expense as a percentage of net revenue decreased from 63.8 percent during fiscal 2004 to 59.9 percent during fiscal 2005 primarily due to reductions in health insurance costs and workers’ compensation expense partially offset by higher fill-in wages. Other operating expenses as a percentage of net revenue grew from 20.2 percent during fiscal 2004 to 20.5 percent during the fiscal 2005 primarily driven by a $0.5 million increase in fuel costs and increases other miscellaneous operating costs, none of which were individually significant, partially offset by a reduction in general liability insurance costs of $1.0 million.

Net/net EMS APC increased slightly due to rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for fiscal 2005 and 2004 (in thousands, except medical transports, net/net EMS APC and fire subscriptions):

	2005 (As restated)	2004 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$64,867	$60,272	$4,595	7.6%
Fire and other services	20,835	19,146	1,689	8.8%

Total net revenue	$85,702	$79,418	$6,284	7.9%

Segment profit	$7,693	$6,320	$1,373	21.7%

Operating margin	9.0%	8.0%

Medical transports	235,011	224,915	10,096	4.5%

Net/net EMS APC	$258	$250	$8	3.2%

Fire subscriptions	35,155	35,063	92	0.3%

The increase in the number of transports contributed to a $2.3 million increase in net medical transportation and related services revenue while medical transportation rate increases contributed to a $2.3 million increase in net medical transportation and related services revenue. Medical transportation revenue also increased due to a decrease in uncompensated care from 12.9 percent during fiscal 2004 to 11.2 percent during fiscal 2005 primarily due to improved collection patterns. Higher master fire contract fees and fire subscription rates combined with growth in the number of fire subscriptions also contributed to net revenue growth.

Operating margins increased slightly due to lower uncompensated care as a percentage of gross medical transportation revenue and slightly lower payroll related costs.

Payroll related expense as a percentage of net revenue decreased from 62.8 percent during fiscal 2004 to 61.2 percent during fiscal 2005 primarily due to a $0.3 million reduction in workers’ compensation expense partially offset by higher scheduled overtime, vacation and management incentive expense. Other operating expenses as a percentage of revenue decreased from 23.6 percent during fiscal 2004 to 23.5 percent during fiscal 2005 primarily driven by a $0.6 million increase in fuel costs and increased first-responder fees partially offset by a $0.5 million decrease in general liability insurance costs.

Segment C

The following table presents financial results and key operating statistics for Segment C for fiscal 2005 and 2004 (in thousands, except net/net medical transports, net/net EMS APC and fire subscriptions):

	2005 (As restated)	2004 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$116,720	$97,033	$19,687	20.3%
Fire and other services	36,025	32,416	3,609	11.1%

Total net revenue	$152,745	$129,449	$23,296	18.0%

Segment profit	$21,758	$16,101	$5,657	35.1%

Operating margin	14.2%	12.4%

Medical transports	241,446	224,600	16,846	7.5%

Net/net EMS APC	$473	$424	$49	11.6%

Fire subscriptions	78,619	73,784	4,835	6.6%

Approximately $11.2 million of the increase in net medical transportation and related services revenue is a result of an increase in rates and approximately $8.5 million is a result of a greater number of transports. Medical transportation revenue also increased due to a decrease in uncompensated care from 11.5 percent during fiscal 2004 to 10.7 percent during fiscal 2005, as a percentage of gross medical transportation revenue, primarily due to improved collection patterns. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states in which Segment C operates. The increase in fire and other services revenue is primarily due to the 6.6 percent growth in the number of fire subscriptions as well as higher fire subscription rates.

Payroll related expense as a percentage of net revenue decreased from 58.5 percent during fiscal 2004 to 56.1 percent during fiscal 2005 primarily due to payroll efficiencies achieved while servicing a greater number of transports. Other operating expenses as a percentage of net revenue remained flat year over year.

The increase in net/net EMS APC is a result of rate increases in certain markets in which Segment C operates.

Segment D

The following table presents financial results and key operating statistics for Segment D for fiscal 2005 and 2004 (in thousands, except medical transports and net/net EMS APC):

	2005 (As restated)	2004 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$82,857	$77,927	$4,930	6.3%
Other services	1,338	444	894	#

Total net revenue	$84,195	$78,371	$5,824	7.4%

Segment profit	$5,494	$3,374	$2,120	62.8%

Operating margin	6.5%	4.3%

Medical transports	235,501	221,774	13,727	6.2%

Net/net EMS APC	$299	$301	$(2)	(0.6%)

#—	Variances over 100% not displayed.

The increase in Segment D’s net revenue is primarily due to 6.2 percent growth in the number of transports and higher revenue from master contracts with hospitals and healthcare facilities. These increases are slightly offset by an increase in uncompensated care as a percentage of gross medical transportation revenue from 19.1 percent during fiscal 2004 to 19.3 percent during fiscal 2005 primarily due to rate increases and a change in payer mix in certain markets. Our new service area in Tacoma, Washington resulted in 5,500 additional transports and contributed to higher net revenue in fiscal 2005. The increase in other services revenue is primarily due to consulting fees recognized during fiscal 2005.

Payroll-related expense as a percentage of net revenue decreased from 53.1 percent during fiscal 2004 to 52.7 percent during fiscal 2005 primarily due payroll efficiencies achieved while providing a greater number of transports. Other operating expenses as a percentage of revenue decreased from 38.5 percent during fiscal 2004 to 36.8 percent during fiscal 2005 primarily driven by a $1.3 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant. This was partially offset by a $0.9 million increase in reimbursements to local ambulance companies that provide services to patients covered under capitated contracts with certain of our hospital customers and a $0.4 million increase in fuel costs.

Critical Accounting Estimates and Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, as amended and restated in this Form 10-K/A, which have been prepared in accordance with generally accepted accounting principles in the United States. For a discussion of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the correction of certain accounting practice errors relating to inventory, see Notes 2 and 3 to the consolidated financial statements respectively, and Explanatory Note. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to understanding our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Medical Transportation Revenue Recognition

Medical transportation fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Because of the length of the collection cycle with respect to medical transportation fees, it is necessary to estimate the amount of these adjustments at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation fees that will not be collected and record provisions for both discounts and uncompensated care. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical transportation fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation revenue, totaled $249.7 million, $214.5 million and $167.3 million for fiscal 2006, 2005 and 2004, respectively. As a percentage of gross medical transportation revenue, contractual discounts were 35.3 percent, 34.0 percent and 30.3 percent for fiscal 2006, 2005 and 2004, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross medical transportation fee revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on medical transportation revenue from continuing operations totaled $96.7 million, $80.3 million and $77.8 million for fiscal 2006, 2005 and 2004, respectively. The estimate for uncompensated care as a percentage of gross medical transportation services fees was 13.8 percent, 12.8 percent and 14.2 percent for fiscal 2006, 2005 and 2004, respectively. See Explanatory Note and Note 2 to the financial statements in this Amendment.

A one percent change in our estimated collection percentage would change net revenue by $4.5 million for fiscal 2006.

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

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our 9.875% Senior Subordinated Notes payable on September 15 and March 15, as well as estimated quarterly interest payments on our Term Loan B of approximately $2.0 million. See Explanatory Note to this Amendment for further discussion.

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

The table below summarizes cash flow information for fiscal 2006, 2005 and 2004 (in thousands):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Net cash provided by operating activities	$27,097	$24,855	$14,501
Net cash used in investing activities	(20,569)	(12,372)	(8,421)
Net cash used in financing activities	(21,175)	(11,167)	(2,269)

Operating Activities

Net cash provided by operating activities totaled $27.1 million in fiscal 2006 compared with $24.9 million in fiscal 2005. The $2.2 million or 8.8% increase is primarily attributable to the net impact of an $85.8 million decrease in net income and a $2.0 million increase in net operating assets offset by a $86.1 million increase in non-cash charges. The decrease in net income is primarily attributable to the recognition of $85.2 million of deferred tax benefits in fiscal 2005 due to management’s determination that the related deferred tax assets, primarily those relating to the Company’s net operating loss carryovers, would be realized in the future. The increase in net operating assets is primarily attributable to an increase in accounts receivable due to growth in medical transportation revenue and slowdown in collections from patients covered by certain forms of government insurance offset by reductions in amounts on deposit with the Company’s insurers. The increase in non-cash expenses is primarily attributable to the recognition in fiscal 2005 of the previously mentioned deferred tax benefits, an increase in the estimate for uncompensated care caused by the previously mentioned growth in medical transportation revenue and lengthening of the collection cycle and the increase in non-cash interest accrued on the Company’s 12.75% Senior Discount Notes during fiscal 2006 which were issued in March 2005 offset by the absence in fiscal 2006 of the non-cash portion of the debt extinguishment charge recognized in fiscal 2005 and the classification of tax benefits from stock option exercises in operating activities in fiscal 2005; as a result of the adoption of SFAS 123(R) effective July 1, 2005, such tax benefits are now classified within financing activities.

We had working capital of $40.8 million at June 30, 2006, including cash, cash equivalents and short-term investments of $9.2 million, compared to working capital of $39.7 million, including cash and cash equivalents of $17.7 million, at June 30, 2005. The increase in working capital as of June 30, 2006 is primarily related to higher net accounts receivable combined with lower accrued liabilities partially offset by lower cash balances related to unscheduled principal payments made during the year.

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

We were in compliance with all of our covenants under our 2005 Credit Facility at June 30, 2006. Due to the restatement of the financial statements, we did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, we received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC, which we anticipate will occur on the same day that this Amendment is filed. See Explanatory Note to this Amendment.

Financial Covenant	Level Specified in Agreement		Level Achieved for Specified Period	Levels to be Achieved at
				September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
			(Restated)
Debt leverage ratio		< 5.25	4.20	<4.50	<4.25	<4.25		< 4.00
Interest expense coverage ratio		> 2.25	2.31	>2.25	>2.25	>2.50		> 2.50
Fixed charge coverage ratio		> 1.10	1.29	>1.15	>1.15	>1.20		> 1.20
Maintenance capital expenditure (1)	< $	20.0 million	$14.5 million	N/A	N/A	N/A	< $	22.0 million
New business capital expenditure	< $	4.0 million	$1.7 million	N/A	N/A	N/A	< $	4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

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

As discussed in Note 14 to the consolidated financial statements, we make annual contributions to our defined benefit pension plan as determined to be required by the plan’s independent actuary. We expect to contribute $2.2 million to our defined benefit pension plan during fiscal 2007. We are currently unable to estimate our expected future contributions in excess of one year.

Additionally, as discussed in Note 9 to the consolidated financial statements, we are subject to accident, injury and professional liability claims as a result of the nature of our business and the day-to-day operation of our vehicle fleet. The related future claims payments are estimated on a semi-annual basis by our independent actuaries. Actuarial projected loss payments have been determined to be $7.6 million during fiscal 2007, $5.2 million during fiscal 2008, $3.4 million during fiscal 2009 and $6.3 million thereafter.

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

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Net income	$3,490	$89,325	$6,308
Add back:
Depreciation and amortization	12,412	11,632	12,256
Interest expense	31,025	29,567	29,243
Interest income	(548)	(298)	(97)
Income tax (benefit) provision	7,753	(83,168)	311

EBITDA	54,132	47,058	48,021

Increase (decrease):
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	298	97
Income tax benefit (provision)	(7,753)	83,168	(311)
Non-cash adjustments to insurance claims reserves	(8,440)	(6,725)	(722)
Accretion of 12.75% Senior Discount Notes	6,895	2,066	—
Deferred income taxes	5,879	(85,648)	—
Amortization of deferred financing costs	2,367	2,604	2,753
(Gain) loss on sale of property and equipment	(1,412)	454	39
Earnings (losses) of minority shareholder	759	102	(475)
Stock based compensation	28	—	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—
Tax benefit from the exercise of stock options	—	2,202	—
Amortization of debt discount	—	17	26
Changes in operating assets and liabilities	5,119	3,158	(5,684)

Net cash provided by operating activities	$27,097	$24,855	$14,501

Fiscal 2006 consolidated EBITDA increased over fiscal 2005 by $7.1 million due to the negative impact of an $8.2 million loss on early extinguishment of debt in fiscal 2005. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

For fiscal 2005, consolidated EBITDA of $47.1 million decreased $0.9 million, from $48.0 million in fiscal 2004. The decrease can be primarily attributed to the loss on early extinguishment of debt of $8.2 million, of which $5.7 million was non-cash.

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

In prior years, certain insurers required us to deposit cash into designated loss funds in order to fund claim payments within our retention limits. Total cash deposits relating to our insurance programs were $3.8 million and $11.1 million at June 30, 2006 and 2005, respectively. As of June 30, 2005, we replaced collateral previously held by the insurers with letters of credit in support of our fiscal 2006 policies which began on May 1, 2005. Letters of credit in support of our insurance programs issued under our Credit Facility discussed in Note 10 totaled $39.5 million and $32.8 million at June 30, 2006 and 2005, respectively.

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

Reliance and Legion

During fiscal years 1992 through 2002, we purchased certain portions of our workers’ compensation coverage from Reliance Insurance Company and Legion Insurance Company. See “Risk Factors — Two insurance companies with which we have previously done business are in financial distress” as well as Note 9 to the consolidated financial statements.

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2006 and 2005 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations. For a discussion of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the correction of certain accounting practice errors relating to inventory, see Notes 2 and 3, respectively and Explanatory Note.

	2006
	First Quarter (As reported) *	First Quarter (As restated)	Second Quarter (As reported) *	Second Quarter (As restated)		Third Quarter (As reported) *	Third Quarter (As restated)		Fourth Quarter (As reported) *	Fourth Quarter (As restated)
Net revenue	$111,333	$111,333	$113,396	$113,396		$112,509	$112,509		$113,661	$113,661
Operating income	14,211	$14,211	13,319	$13,456	(a)	9,615	$9,453		14,462	$14,446	(a)
Income from continuing operations	3,190	$3,190	3,226	$3,315		594	$489		2,454	$2,443
Income (loss) from discontinued operations	389	$389	(459)	$(459)		(4,636)	$(4,636	) (b)	(1,241)	$(1,241)
Net income (loss)	3,579	$3,579	2,767	$2,856		(4,042)	$(4,147)		1,213	$1,202
Basic income from continuing operations applicable to common stock per share	$0.13	$0.13	$0.13	$0.14		$0.03	$0.02		$0.10	$0.10
Basic income (loss) per share	$0.15	$0.15	$0.11	$0.12		$(0.17)	$(0.16)		$0.05	$0.05
Diluted income from continuing operations applicable to common stock per share	$0.13	$0.13	$0.13	$0.13		$0.02	$0.02		$0.10	$0.10
Diluted income (loss) per share	$0.14	$0.14	$0.11	$0.11		$(0.16)	$(0.16)		$0.05	$0.05

	2005
	First Quarter (As reported) *	First Quarter (As restated)	Second Quarter (As reported) *	Second Quarter (As restated)		Third Quarter (As reported) *	Third Quarter (As restated)		Fourth Quarter (As reported) *	Fourth Quarter (As restated)
Net revenue	$101,024	$101,024	$102,651	$102,651		$108,573	$108,573		$108,585	$108,585
Operating income	10,389	$10,471	8,928	$8,837	(a)	10,405	$10,405		8,814	$8,327	(a)
Income (loss) from continuing operations	2,826	$2,908	1,555	$1,464		(4,847)	$(4,847	) (c)	85,272	$86,278	(d)
Income (loss) from discontinued operations	1,589	$1,589	1,502	$1,502		1,861	$1,861		(1,430)	$(1,430)
Net income (loss)	4,415	$4,497	3,057	$2,966		(2,986)	$(2,986	) (c)	83,842	$84,848	(d)
Basic income (loss) from continuing operations applicable to common stock per share	$0.13	$0.13	$0.08	$0.07		$(0.21)	$(0.21)		$3.64	$3.68
Basic income (loss) per share	$0.20	$0.20	$0.14	$0.13		$(0.13)	$(0.13)		$3.57	$3.61
Diluted income (loss) from continuing operations applicable to common stock per share	$0.12	$0.13	$0.07	$0.06		$(0.21)	$(0.21)		$3.42	$3.46
Diluted income (loss) per share	$0.19	$0.20	$0.13	$0.12		$(0.13)	$(0.13)		$3.37	$3.41

*	As reported after effect of revenue accounting change. See Note 2 to the consolidated financial statements.
(a)	Operating income for the second quarters of 2006 and 2005 and the fourth quarters of 2006 and 2005 included $2.4 million, $0.4 million, $8.0 million and $6.1 million, respectively, of non-cash reductions of our insurance claim reserves due to favorable loss experience.
(b)	Loss from discontinued operations includes a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas.
(c)	Loss from continuing operations and net loss for the third quarter of 2005 include an $8.2 million loss on early extinguishment of debt.
(d)	Income from continuing operations and net income for the fourth quarter of 2005 include an $85.2 million and an $84.1 million, respectively, reversal of deferred tax asset valuation allowances.

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2006, 2005 and 2004 consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the classification of estimated uncollectible amounts related to self-pay patients in the quarter ended December 31, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Rural/Metro Corporation did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of ineffective controls over the classification of certain durable medical supply items within inventory, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of June 30, 2006, the Company did not maintain effective controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective review procedures to detect that certain durable medical supply items were improperly included inventory. This control deficiency resulted in the restatement of the Company’s fiscal 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, this control deficiency could result in a material misstatement of inventory and operating expenses that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006. However, management has subsequently determined that the material weakness described above existed as of June 30, 2006. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Rural/Metro Corporation did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rural/Metro Corporation has not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Phoenix, Arizona

September 21,	2006, except for the effects of the restatement discussed in Note 3, the effects of the change in accounting discussed in Note 2, and the event of default and related waiver discussed in the last sentence of Note 4 and second paragraphs of Notes 11 and 22 to the consolidated financial statements, and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is March 22, 2007

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of June 30,
	2006 (As restated)	2005 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,041	$17,688
Short-term investments	6,201	—
Accounts receivable, net	83,367	71,986
Inventories	8,828	8,478
Deferred tax assets	9,574	10,110
Prepaid expenses and other	3,698	9,449

Total current assets	114,709	117,711

Property and equipment, net	45,970	41,402
Goodwill	38,362	39,344
Deferred tax assets	71,051	77,044
Insurance deposits	2,842	9,037
Other assets	23,454	26,818

Total assets	$296,388	$311,356

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,957	$14,738
Accrued liabilities	38,590	42,328
Deferred revenue	21,342	19,429
Current portion of long-term debt	37	1,497

Total current liabilities	73,926	77,992
Long-term debt, net of current portion	291,337	305,478
Other liabilities	25,332	27,846

Total liabilities	390,595	411,316

Minority interest	2,065	1,456

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both June 30, 2006 and 2005	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,495,518 and 24,117,499 shares issued and outstanding at June 30, 2006 and 2005, respectively	245	241
Additional paid-in capital	153,955	152,305
Treasury stock, 96,246 shares at both June 30, 2006 and 2005	(1,239)	(1,239)
Accumulated deficit	(249,233)	(252,723)

Total stockholders’ equity (deficit)	(96,272)	(101,416)

Total liabilities, minority interest and stockholders’ equity (deficit)	$296,388	$311,356

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Net revenue	$450,899	$420,833	$384,085

Operating expenses:
Payroll and employee benefits	268,491	257,737	240,241
Depreciation and amortization	11,197	10,608	10,471
Other operating expenses	120,956	114,376	107,385
(Gain) loss on sale of assets	(1,311)	72	32

Total operating expenses	399,333	382,793	358,129

Operating income	51,566	38,040	25,956
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	292	97
Loss on early extinguishment of debt	—	(8,170)	—

Income (loss) from continuing operations before income taxes and minority interest	21,089	595	(3,190)
Income tax (provision) benefit	(10,893)	85,310	225
Minority interest	(759)	(102)	475

Income (loss) from continuing operations	9,437	85,803	(2,490)
Income (loss) from discontinued operations, net of income taxes	(5,947)	3,522	8,798

Net income	3,490	89,325	6,308
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,282)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066

Net income applicable to common stock	$3,490	$89,325	$8,772

Income per share
Basic -
Income from continuing operations applicable to common stock	$0.39	$3.78	$0.11
Income (loss) from discontinued operations applicable to common stock	(0.25)	0.16	0.42

Net income	$0.14	$3.94	$0.53

Diluted-
Income (loss) from continuing operations applicable to common stock	$0.38	$3.56	$(0.11)
Income (loss) from discontinued operations applicable to common stock	(0.24)	0.15	0.40

Net income	$0.14	$3.71	$0.29

Average number of common shares outstanding - Basic	24,359	22,674	16,645

Average number of common shares outstanding - Diluted	24,842	24,105	21,817

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2003, as previously reported	16,314,591	$163	$135,408	$(1,239)	$(344,492)	$(210,160)
Adjustment due to inventory correction (see Note 3)		—	—	—	(3,864)	(3,864)

Balance at June 30, 2003, as restated	16,314,591	163	135,408	(1,239)	(348,356)	(214,024)
Issuance of common stock under the Employee Stock Purchase Plan	341,430	3	309	—	—	312
Issuance of common stock due to options excercised under Stock Option Plans	278,741	3	179	—	—	182
Issuance of common stock upon settlement of redeemable preferred stock	4,955,278	50	7,433	—	—	7,483
Accretion of redeemable preferred stock		—	(6,320)	—	—	(6,320)
Credit related to settlement of redeemable preferred stock with common stock		—	10,066	—	—	10,066
Comprehensive income, net of tax:
Net income		—	—	—	6,308	6,308

Comprehensive income						6,308

Balance at June 30, 2004	21,890,040	219	147,075	(1,239)	(342,048)	(195,993)
Issuance of common stock under the Employee Stock Purchase Plan	67,853	1	86	—	—	87
Issuance of common stock due to options excercised under Stock Option Plans	2,159,606	21	2,942	—	—	2,963
Tax benefit from options excercised under Stock Option Plans		—	2,202	—	—	2,202
Comprehensive income, net of tax:
Net income		—	—	—	89,325	89,325

Comprehensive income						89,325

Balance at June 30, 2005	24,117,499	241	152,305	(1,239)	(252,723)	(101,416)

Issuance of common stock due to options excercised under Stock Option Plans	378,019	4	727	—	—	731
Tax benefit from options excercised under Stock Option Plans		—	895	—	—	895
Stock-based compensation expense		—	28	—	—	28
Comprehensive income, net of tax:
Net income		—	—	—	3,490	3,490

Comprehensive income						3,490

Balance at June 30, 2006	24,495,518	$245	$153,955	$(1,239)	$(249,233)	$(96,272)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Cash flows from operating activities:
Net income	$3,490	$89,325	$6,308
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,430	11,630	12,256
Non-cash adjustments to insurance claims reserves	(8,440)	(6,725)	(722)
Accretion of 12.75% Senior Discount Notes	6,895	2,066	—
Deferred income taxes	5,879	(85,648)	—
Amortization of deferred financing costs	2,367	2,604	2,753
(Gain) loss on sale of property and equipment	(1,412)	454	39
Goodwill impairment	982	—	—
Earnings (losses) of minority shareholder	759	102	(475)
Stock based compensation	28	—	—
Non-cash portion of loss on early extinguishment of debt	—	5,668	—
Tax benefit from the exercise of stock options	—	2,202	—
Amortization of debt discount	—	17	26
Change in assets and liabilities -
Accounts receivable	(11,381)	(6,638)	(4,920)
Inventories	(350)	(506)	(331)
Prepaid expenses and other	4,249	(3,049)	(1,001)
Insurance deposits	3,744	(5,311)	(1,307)
Other assets	1,833	1,510	(7,638)
Accounts payable	(626)	750	55
Accrued liabilities	446	3,597	(14,071)
Deferred revenue	1,913	1,888	1,227
Other liabilities	5,291	10,919	22,302

Net cash provided by operating activities	27,097	24,855	14,501

Cash flows from investing activities:
Purchases of short-term investments	(62,351)	—	—
Sales of short-term investments	56,150	—	—
Capital expenditures	(16,174)	(12,521)	(8,646)
Proceeds from the sale of property and equipment	1,806	149	225

Net cash used in investing activities	(20,569)	(12,372)	(8,421)

Cash flows from financing activities:
Repayment of debt	(22,496)	(310,948)	(2,248)
Tax benefit from the exercise of stock options	895	—	—
Issuance of common stock	731	3,050	494
Distributions to minority shareholders	(305)	—	—
Issuance of debt	—	310,209	—
Cash paid for debt issuance costs	—	(13,478)	(515)

Net cash used in financing activities	(21,175)	(11,167)	(2,269)

Increase (decrease) in cash and cash equivalents	(14,647)	1,316	3,811
Cash and cash equivalents, beginning of year	17,688	16,372	12,561

Cash and cash equivalents, end of year	$3,041	$17,688	$16,372

Supplemental cash flow information:
Cash paid for interest	$21,359	$24,408	$25,564
Cash paid for income taxes, net	607	309	256

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of discounts applicable to Medicare, Medicaid and other third-party payers, the estimate for uncompensated care, the valuation allowance for deferred tax assets, workers’ compensation and general liability claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

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

Net Revenue

Medical transportation fees are recognized as services are provided and are recorded net of estimated discounts applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Such discounts applicable to continuing operations, which totaled $247.5 million, $212.7 million and $166.2 million in fiscal 2006, 2005 and 2004, respectively, and estimated for uncompensated care, which totaled $96.7 million, $80.3 million and $77.8 million in fiscal 2006, 2005 and 2004, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year. See Note 2 to the financial statements.

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

Accounts receivable

Accounts receivable represents amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of discounts applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. A summary of activity in the Company’s uncompensated care during fiscal 2006, 2005 and 2004 is as follows (in thousands):

	As of June 30,
	2006	2005	2004
Balance at beginning of year	$66,939	$59,430	$48,422
Estimate for uncompensated care - continuing operations	97,600	80,680	78,461
Estimate for uncompensated care - discontinued operations	6,440	5,935	11,343
Write-offs of uncollectible accounts	(99,717)	(79,106)	(78,796)

Balance at end of year	$71,262	$66,939	$59,430

Inventories

Inventories, consisting primarily of medical and fleet supplies, are recorded at the lower of cost or market with cost determined on a first-in, first-out basis. See Note 3 to the consolidated financial statements.

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

	Years Ended June 30,
	2005 (As restated)	2004 (As restated)
Net income applicable to common stock	$89,325	$8,772
Deduct: Stock based employee compensation determined under the fair value method for all awards applicable to common stock, net of tax	(115)	(621)

Proforma net income applicable to common stock	$89,210	$8,151
Income per share:

Basic - As reported	$3.94	$0.53

Basic - Pro forma	$3.93	$0.49

Diluted - As reported	$3.71	$0.29

Diluted - Pro forma	$3.70	$0.26

The Company computed the preceding pro forma disclosures for its stock option plans and Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended June 30,
	2005	2004
	Option Plans	Option Plans	ESPP
Risk-free interest rate	3.79%	1.95%	1.18%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	3.68	1.20	0.5
Expected volatility	145.51%	137.53%	100.00%

The total estimated fair value of options granted during fiscal 2005 and 2004 was $79,000 and $13,000, respectively. These amounts would have been amortized on a straight-line basis over the associated vesting period. There were no options granted during fiscal 2006. Additionally, the estimated fair value of ESPP share discounts totaled $96,000 for the year ended June 30, 2004. As discussed in Note 14, the ESPP expired on June 30, 2004.

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

(2) Revenue – Accounting Change

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as ‘uncompensated care’. This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Previously, the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $97.6 million, $80.7 million and $78.5 million for the years ended June 30, 2006, 2005 and 2004, respectively. The change in accounting policy, retrospectively applied to the financial statements for the years ended June 30, 2006, 2005 and 2004 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

(3) Inventory Restatement – Correction

In connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in increases/(decreases) in net earnings of ($27,000), $994,000 and $97,000 for the years ended June 30, 2006, 2005 and 2004, respectively. The cumulative effect of this error on net earnings for all periods preceding fiscal 2004 was an increase in the accumulated deficit as of July 1, 2003 of $3.9 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory.

The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the years ended June 30, 2006, 2005 and 2004, respectively are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred tax assets	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred tax assets	69,657	1,394	71,051
Total assets	$299,192	$(2,804)	$296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ equity (deficit)	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	$296,388

	Consolidated Balance Sheet
	June 30, 2005 As previously reported	Adjustments due to inventory correction	June 30, 2005 As restated
Inventories	$12,743	$(4,265)	$8,478
Total current assets	121,976	(4,265)	117,711
Long-term portion deferred tax assets	75,551	1,493	77,044
Total assets	$314,128	$(2,772)	$311,356
Accumulated deficit	(249,950)	(2,773)	(252,723)
Total stockholders’ equity (deficit)	(98,643)	(2,773)	(101,416)
Total liabilities, minority interest and stockholders’ equity (deficit)	$314,128	$(2,772)	$311,356

	Consolidated Statement of Operations
	Year Ended June 30, 2006 As previously reported, adjusted for effect of revenue accounting change (Note 2)	Adjustments due to inventory correction	Year Ended June 30, 2006 As restated
Net revenue	450,899	$—	450,899
Other operating expenses	120,915	41	120,956
Total operating expenses	399,292	41	399,333
Operating income	51,607	(41)	51,566
Income (loss) from continuing operations before income taxes and minority interest	21,130	(41)	21,089
Income tax (provision) benefit	(10,907)	14	(10,893)
Income (loss) from continuing operations	9,464	(27)	9,437
Net income	$3,517	$(27)	$3,490
Net income applicable to common stock	$3,517	$(27)	$3,490

Basic earnings per share	$0.14	—	$0.14
Diluted earnings per share	$0.14	—	$0.14

	Consolidated Statement of Operations
	Year Ended June 30, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 2)	Adjustments due to inventory correction	Year Ended June 30, 2005 As restated
Net revenue	$420,833	$—	$420,833
Other operating expenses	113,878	498	114,376
Total operating expenses	382,295	498	382,793
Operating income	38,538	(498)	38,040
Income (loss) from continuing operations before income taxes and minority interest	1,094	(499)	595
Income tax (provision) benefit	83,816	1,494	85,310
Income (loss) from continuing operations	84,808	995	85,803
Net income	$88,331	$994	$89,325
Net income applicable to common stock	$88,331	$994	$89,325

Basic earnings per share	$3.90	$0.04	$3.94
Diluted earnings per share	$3.66	$0.05	$3.71

	Consolidated Statement of Operations
	Year Ended June 30, 2004 As previously reported, adjusted for effect of revenue accounting change (Note 2)	Adjustments due to inventory correction	Year Ended June 30, 2004 As restated
Net revenue	$384,085	$—	$384,085
Other operating expenses	107,445	(97)	107,348
Total operating expenses	358,189	(97)	358,092
Operating income	25,896	97	25,993
Income (loss) from continuing operations before income taxes and minority interest	(3,250)	97	(3,153)
Income (loss) from continuing operations	(2,550)	97	(2,453)
Net income	$6,211	$97	$6,308
Net income applicable to common stock	$8,695	$77	$8,772

Basic earnings per share	$0.52	$0.01	$0.53
Diluted earnings per share	$0.28	$0.01	$0.29

(4) Liquidity

In March 2005, the Company completed a debt refinancing transaction which is further described in Note 11. The Company’s ability to service its long-term debt, working capital requirements, capital expenditures and business development activities will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted. See Note 11 to the consolidated financial statements for a discussion of the Company’s event of default and related waiver under the 2005 Credit Facility.

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2006	2005
Equipment	$61,717	$55,511
Vehicles	80,482	78,324
Land and buildings	16,410	17,084
Leasehold improvements	6,316	6,239

	164,925	157,158
Less: Accumulated depreciation	(118,955)	(115,756)

	$45,970	$41,402

(6) Goodwill

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

(7) Other Assets

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

(8) Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2006 (As restated)	2005 (As restated)
Accrued employee benefits	$12,310	$12,261
Accrued interest	6,147	5,743
Accrued payroll and taxes	4,626	11,206
Worker’s compensation claim reserves (see Note 8)	4,476	4,042
General liability claim reserves (see Note 8)	4,027	4,545
Other	7,004	4,531

Total accrued liabilities	$38,590	$42,328

Accrued payroll and taxes decreased $6.6 million from June 30, 2005 due to the timing of payroll funding. Other accrued liabilities increased by $2.5 million primarily due to a reserve related to an ongoing government investigation into certain of our former operations in the State of Texas which is discussed in Note 16.

(9) Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2006	2005
General liability claim reserves (see Note 8)	$15,519	$17,061
Workers’ compensation claim reserves (see Note 8)	8,102	8,710
Deferred revenue	1,454	1,266
Deferred rent	257	159
Deferred income taxes	—	650

Total other liabilities	$25,332	$27,846

(10) General Liability and Workers’ Compensation Programs

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

In prior years, certain insurers required the Company to deposit cash into designated loss funds in order to fund claim payments within the Company’s retention limits. Total cash deposits relating to the Company’s insurance programs totaled $3.8 million and $11.1 million at June 30, 2006 and 2005, respectively. As of June 30, 2005, we replaced collateral previously held by the insurers with letters of credit in support of our fiscal 2006 policies which began on May 1, 2005. Letters of credit in support of the Company’s insurance programs issued under the Credit Facility discussed in Note 10 to the consolidated financial statements totaled $39.5 million and $32.8 million at June 30, 2006 and 2005, respectively.

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

Due to the restatement of the financial statements, the Company did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC, which the Company anticipates will occur on the same day that this Amendment is filed.

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

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.25 percent per annum (see “Amendment No. 3” discussed below) or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50 percent per annum. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2006, $97.0 million of the outstanding balance was under a LIBOR option six-month contract accruing interest at 7.50 percent per annum, while the remaining $10.0 million was under a LIBOR option three-month contract accruing interest at 7.40 percent per annum.

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

On May 5, 2006, the Company amended certain terms and conditions contained in its 2005 Credit Facility (“Amendment No. 3”). Specifically, Amendment No. 3 reduced the interest rate payable on the Company’s Term Loan B from LIBOR plus 2.50 percent to LIBOR plus 2.25 percent. Additionally, Amendment No. 3 reduced the interest rate payable on the Company’s Letter of Credit Facility from 2.50 percent to 2.25 percent. As permitted under the original Credit Facility Agreement, the Company also expanded its Letter of Credit Facility from $35.0 million to $45.0 million.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 2 and 3 to the consolidated financial statements, respectively.

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Current portion of deferred tax assets	—	—	—	9,574	—	—	9,574	—	9,574
Prepaid expenses and other	—	75	—	3,619	4	—	3,698	—	3,698

Total current assets	—	75	—	106,718	7,916	—	114,709	—	114,709
Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	71,051	—	—	71,051	—	71,051
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	35,020	—	—	—	(35,020)	—	—	—
Parent Company investment in LLC	4,017	—	—	—	—	—	—	(4,017)	—

Total assets	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

LIABILITIES, MINORITY INTEREST,
AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,914	454	—	38,590	—	38,590
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,023	1,681	—	73,926	—	73,926

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,522	1,681	(125,000)	331,425	—	390,595

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065
Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,233)	—	—	(41,905)	4,110	37,795	—	—	(249,233)
Member equity	—	4,017	—	—	—	—	4,017	(4,017)	—

Total stockholders’ equity (deficit)	(96,272)	4,017	—	32,955	4,130	(37,085)	4,017	(4,017)	(96,272)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688
Accounts receivable, net	—	—	—	65,791	6,195	—	71,986	—	71,986
Inventories	—	—	—	8,478	—	—	8,478	—	8,478
Current portion of deferred tax assets	—	—	—	10,110	—	—	10,110	—	10,110
Prepaid expenses and other	—	67	—	9,380	2	—	9,449	—	9,449

Total current assets	—	67	—	110,790	6,854	—	117,711	—	117,711

Property and equipment, net	—	—	—	41,402	—	—	41,402	—	41,402
Goodwill	—	—	—	39,344	—	—	39,344	—	39,344
Deferred tax asset	—	—	—	77,044	—	—	77,044	—	77,044
Insurance deposits	—	—	—	9,037	—	—	9,037	—	9,037
Other assets	1,978	10,682	—	13,633	525	—	24,840	—	26,818
Due from (to) affiliates (1)	—	195,131	125,000	(192,385)	(2,746)	(125,000)	0	—	0
Due from (to) Parent Company	(44,508)	44,508	—	—	—	—	44,508	—	—
LLC investment in subsidiaries	—	913	—	—	—	(913)	—	—	—
Parent Company investment in LLC	(6,611)	—	—	—	—	—	—	6,611	—

Total assets	$(49,141)	$251,301	$125,000	$98,865	$4,633	$(125,913)	$353,886	$6,611	$311,356

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,342	$1,396	$—	$14,738	$—	$14,738
Accrued liabilities	—	4,912	—	37,244	172	—	42,328	—	42,328
Deferred revenue	—	—	—	19,429	—	—	19,429	—	19,429
Current portion of long-term debt	—	—	—	1,497	—	—	1,497	—	1,497

Total current liabilities	—	4,912	—	71,512	1,568	—	77,992	—	77,992

Long-term debt, net of current portion (1)	52,275	253,000	125,000	203	—	(125,000)	253,203	—	305,478
Other liabilities	—	—	—	27,846	—	—	27,846	—	27,846

Total liabilities	52,275	257,912	125,000	99,561	1,568	(125,000)	359,041	—	411,316

Minority interest	—	—	—	—	—	1,456	1,456	—	1,456

Stockholders’ equity (deficit):
Common stock	241	—	—	90	—	(90)	—	—	241
Additional paid-in capital	152,305	—	—	74,770	20	(74,790)	—	—	152,305
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(252,723)	—	—	(75,556)	3,045	72,511	—	—	(252,723)
Member equity	—	(6,611)	—	—	—	—	(6,611)	6,611	—

Total stockholders’ equity (deficit)	(101,416)	(6,611)	—	(696)	3,065	(2,369)	(6,611)	6,611	(101,416)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(49,141)	$251,301	$125,000	$98,865	$4,633	$(125,913)	$353,886	$6,611	$311,356

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net revenue	$—	$—	$—	$436,061	$38,596	$(23,758)	$450,899	$—	$450,899
Operating expenses:
Payroll and employee benefits	28	—	—	268,382	81	—	268,463	—	268,491
Depreciation and amortization	—	—	—	11,194	3	—	11,197	—	11,197
Other operating expenses	—	—	—	107,671	37,043	(23,758)	120,956	—	120,956
Gain on sale of assets	—	—	—	(1,301)	(10)	—	(1,311)	—	(1,311)

Total operating expenses	28	—	—	385,946	37,117	(23,758)	399,305	—	399,333

Operating income (loss)	(28)	—	—	50,115	1,479	—	51,594	—	51,566
Equity in earnings of subsidiaries	10,628	34,412	—	—	—	(34,412)	—	(10,628)	—
Interest expense (1)	(7,110)	(23,784)	—	(131)	—	—	(23,915)	—	(31,025)
Interest income	—	—	—	508	40	—	548	—	548
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—

Income from continuing operations before income taxes and minority interest	3,490	10,628	—	50,492	1,519	(34,412)	28,227	(10,628)	21,089
Income tax provision	—	—	—	(10,893)	—	—	(10,893)	—	(10,893)
Minority interest	—	—	—	—	—	(759)	(759)	—	(759)
Income from continuing operations	3,490	10,628	—	39,599	1,519	(35,171)	16,575	(10,628)	9,437
Loss from discontinued operations, net of income taxes	—	—	—	(5,947)	—	—	(5,947)	—	(5,947)

Net income	$3,490	$10,628	$—	$33,652	$1,519	$(35,171)	$10,628	$(10,628)	$3,490

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net revenue	$—	$—	$—	$406,896	$36,804	$(22,867)	$420,833	$—	$420,833
Operating expenses:
Payroll and employee benefits	—	—	—	257,712	25	—	257,737	—	257,737
Depreciation and amortization	—	—	—	10,608	—	—	10,608	—	10,608
Other operating expenses	—	—	—	100,657	36,586	(22,867)	114,376	—	114,376
Loss on sale of assets	—	—	—	72	—	—	72	—	72

Total operating expenses	—	—	—	369,049	36,611	(22,867)	382,793	—	382,793

Operating income	—	—	—	37,847	193	—	38,040	—	38,040
Equity in earnings of subsidiaries	119,172	96,722	—	—	—	(96,722)	—	(119,172)	—
Interest expense	(21,677)	(7,524)	—	(366)	—	—	(7,890)	—	(29,567)
Interest income (1)	—	—	—	281	11	—	292	—	292
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income from continuing operations before income taxes and minority interest	89,325	89,198	—	37,762	204	(96,722)	30,442	(119,172)	595
Income tax benefit	—	—	—	85,310	—	—	85,310	—	85,310
Minority interest	—	—	—	—	—	(102)	(102)	—	(102)

Income from continuing operations	89,325	89,198	—	123,072	204	(96,824)	115,650	(119,172)	85,803
Income from discontinued operations, net of income taxes	—	—	—	3,522	—	—	3,522	—	3,522

Net income	$89,325	$89,198	$—	$126,594	$204	$(96,824)	$119,172	$(119,172)	$89,325

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Net revenue	$—	$372,451	$33,503	$(21,869)	$384,085
Operating expenses:
Payroll and employee benefits	—	240,193	48	—	240,241
Depreciation and amortization	—	10,471	—	—	10,471
Other operating expenses	252	94,559	34,406	(21,869)	107,348
Loss on sale of assets	—	32	—	—	32

Total operating expenses	252	345,255	34,454	(21,869)	358,092

Operating income	(252)	27,196	(951)	—	25,993
Equity in earnings of subsidiaries	35,618	—	—	(35,618)	—
Interest expense	(29,058)	(185)	—	—	(29,243)
Interest income	—	96	1	—	97

Income (loss) from continuing operations
before income taxes and minority interest	6,308	27,107	(950)	(35,618)	(3,153)
Income tax benefit	—	225	—	—	225
Minority interest	—	—	—	475	475

Income (loss) from continuing operations	6,308	27,332	(950)	(35,143)	(2,453)
Income from discontinued operations, net of income taxes	—	8,761	—	—	8,761

Net income (loss)	$6,308	$36,093	$(950)	$(35,143)	$6,308

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$3,490	$10,628	$—	$33,652	$1,519	$(35,171)	$10,628	$(10,628)	$3,490
Adjustments to reconcile net income to cash provided by operating activities -
Depreciation and amortization	—	—	—	11,427	3	—	11,430	—	11,430
Non-cash adjustments to Insurance claims reserves	—	—	—	(8,440)	—	—	(8,440)	—	(8,440)
Accretion of 12.75% Senior Discount Notes	6,895	—	—	—	—	—	—	—	6,895
Deferred income taxes	(895)	—	—	6,774	—	—	6,774	—	5,879
Amortization of deferred financing costs	201	2,166	—	—	—	—	2,166	—	2,367
Gain on sale of property and equipment	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Goodwill impairment	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	759	759	—	759
Stock based compensation	28	—	—	—	—	—	—	—	28
Changes in assets and liabilities -
Accounts receivable	—	—	—	(10,814)	(567)	—	(11,381)	—	(11,381)
Inventories	—	—	—	(350)	—	—	(350)	—	(350)
Prepaid expenses and other	—	(8)	—	4,255	2	—	4,249	—	4,249
Insurance deposits	—	—	—	3,744	—	—	3,744	—	3,744
Other assets	—	—	—	1,833	—	—	1,833	—	1,833
Accounts payable	—	—	—	(612)	(14)	—	(626)	—	(626)
Accrued liabilities	—	(310)	—	473	283	—	446	—	446
Deferred revenue	—	—	—	1,913	—	—	1,913	—	1,913
Other liabilities	—	—	—	5,291	—	—	5,291	—	5,291

Net cash provided by operating activities	9,719	12,476	—	48,716	1,226	(34,412)	28,006	(10,628)	27,097

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(62,351)	—	—	(62,351)	—	(62,351)
Sales of short-term investments	—	—	—	56,150	—	—	56,150	—	56,150
Capital expenditures	—	—	—	(15,970)	(204)	—	(16,174)	—	(16,174)
Proceeds from the sale of property and equipment	—	—	—	1,806	—	—	1,806	—	1,806

Net cash used in investing activities	—	—	—	(20,365)	(204)	—	(20,569)	—	(20,569)

Cash flows from financing activities:
Repayment of debt	—	—	—	(22,496)	—	—	(22,496)	—	(22,496)
Tax benefit from the exercise of stock options	895	—	—	—	—	—	—	—	895
Issuance of common stock	731	—	—	—	—	—	—	—	731
Distributions to minority shareholders	—	—	—	—	(305)	—	(305)	—	(305)
Distributions to Rural/Metro LLC	—	150	—	—	(150)	—	—	—	—
Due to/from affiliates	(11,345)	(12,626)	—	(20,995)	(74)	34,412	717	10,628	—

Net cash used in financing activities	(9,719)	(12,476)	—	(43,491)	(529)	34,412	(22,084)	10,628	(21,175)

Increase (decrease) in cash and cash equivalents	—	—	—	(15,140)	493	—	(14,647)	—	(14,647)
Cash and cash equivalents, beginning of year	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of year	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net income	$89,325	$89,198	$—	$126,594	$204	$(96,824)	$119,172	$(119,172)	$89,325
Adjustments to reconcile net income to cash provided by operating activities -
Depreciation and amortization	—	—	—	11,630	—	—	11,630	—	11,630
Non-cash adjustments to insurance claims reserves	—	—	—	(6,725)	—	—	(6,725)	—	(6,725)
Accretion of 12.75% Senior Discount Notes	2,066	—	—	—	—	—	—	—	2,066
Deferred income taxes	—	—	—	(85,648)	—	—	(85,648)	—	(85,648)
Amortization of deferred financing costs	1,848	756	—	—	—	—	756	—	2,604
Loss on sale of property and equipment	—	—	—	454	—	—	454	—	454
Earnings of minority shareholder	—	—	—	—	—	102	102	—	102
Non-cash portion of loss on early extinguishment of debt	5,668	—	—	—	—	—	—	—	5,668
Tax benefit from the exercise of stock options	2,202	—	—	—	—	—	—	—	2,202
Amortization of debt discount	17	—	—	—	—	—	—	—	17
Changes in assets and liabilities -
Accounts receivable	—	—	—	(7,769)	1,131	—	(6,638)	—	(6,638)
Inventories	—	—	—	(506)	—	—	(506)	—	(506)
Prepaid expenses and other	—	(67)	—	(2,982)	—	—	(3,049)	—	(3,049)
Insurance deposits	—	—	—	(5,311)	—	—	(5,311)	—	(5,311)
Other assets	—	—	—	1,510	—	—	1,510	—	1,510
Accounts payable	—	—	—	574	176	—	750	—	750
Accrued liabilities	—	—	—	3,455	142	—	3,597	—	3,597
Deferred revenue	—	—	—	1,888	—	—	1,888	—	1,888
Other liabilities	—	—	—	10,919	—	—	10,919	—	10,919

Net cash provided by operating activities	101,126	89,887	—	48,083	1,653	(96,722)	42,901	(119,172)	24,855

Cash flows from investing activities:
Capital expenditures	—	—	—	(12,521)	—	—	(12,521)	—	(12,521)
Proceeds from the sale of property and equipment	—	—	—	149	—	—	149	—	149

Net cash used in investing activities	—	—	—	(12,372)	—	—	(12,372)	—	(12,372)

Cash flows from financing activities:
Repayment of debt	(302,555)	—	—	(8,393)	—	—	(8,393)	—	(310,948)
Issuance of common stock	3,050	—	—	—	—	—	—	—	3,050
Issuance of debt	50,209	260,000	125,000	—	—	(125,000)	260,000	—	310,209
Cash paid for debt issuance costs	(2,040)	(11,438)	—	—	—	—	(11,438)	—	(13,478)
Due to/from affiliates	150,210	(338,449)	(125,000)	(26,229)	(1,426)	221,722	(269,382)	119,172	—

Net cash used in financing activities	(101,126)	(89,887)	—	(34,622)	(1,426)	96,722	(29,213)	119,172	(11,167)

Increase in cash and cash equivalents	—	—	—	1,089	227	—	1,316	—	1,316
Cash and cash equivalents, beginning of year	—	—	—	15,942	430	—	16,372	—	16,372

Cash and cash equivalents, end of year	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Cash flow from operating activities:
Net income (loss)	$6,308	$36,093	$(950)	$(35,143)	$6,308
Adjustments to reconcile net income to cash provided by
(used in) operating activities -
Depreciation and amortization	—	12,256	—	—	12,256
Non-cash adjustments to insurance claims reserves	—	(722)	—	—	(722)
Amortization of deferred financing costs	2,753	—	—	—	2,753
Loss on sale of property and equipment	—	39	—	—	39
Losses of minority shareholder	—	—	—	(475)	(475)
Amortization of debt discount	26	—	—	—	26
Change in assets and liabilities -
Accounts receivable	—	(5,193)	273	—	(4,920)
Inventories	—	(331)	—	—	(331)
Prepaid expenses and other	—	(1,001)	—	—	(1,001)
Insurance deposits	—	(1,307)	—	—	(1,307)
Other assets	—	(7,113)	(525)	—	(7,638)
Accounts payable	—	365	(310)	—	55
Accrued liabilities	(1,269)	(12,774)	(28)	—	(14,071)
Deferred revenue	—	1,227	—	—	1,227
Other liabilities	—	22,302	—	—	22,302

Net cash provided by (used in) operating activities	7,818	43,841	(1,540)	(35,618)	14,501

Cash flows from investing activities:
Capital expenditures	—	(8,646)	—	—	(8,646)
Proceeds from the sale of property and equipment	—	225	—	—	225

Net cash used in investing activities	—	(8,421)	—	—	(8,421)

Cash flows from financing activities:
Repayment of debt	(1,000)	(1,248)	—	—	(2,248)
Issuance of common stock	494	—	—	—	494
Cash paid for debt issuance costs	(515)	—	—	—	(515)
Due to/from affiliates	(6,797)	(29,599)	778	35,618	—

Net cash (used in) provided by financing activities	(7,818)	(30,847)	778	35,618	(2,269)

Increase (decrease) in cash and cash equivalents	—	4,573	(762)	—	3,811
Cash and cash equivalents, beginning of year	—	11,369	1,192	—	12,561

Cash and cash equivalents, end of year	$—	$15,942	$430	$—	$16,372

(12) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Years ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Current income tax provision	$(1,029)	$(120)	$(311)
Deferred income tax (provision) benefit	(6,724)	83,288	—

Total income tax (provision) benefit	$(7,753)	$83,168	$(311)

Continuing operations (provision) benefit	$(10,893)	$85,310	$225
Discontinued operations (provision) benefit	3,140	(2,142)	(536)

Total income tax (provision) benefit	$(7,753)	$83,168	$(311)

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Current:
Federal	$(692)	$(427)	$—
State	(519)	112	225

Total	(1,211)	(315)	225

Deferred:
Federal	(8,858)	80,995	—
State	(824)	4,630	—

Total	(9,682)	85,625	—

Total income tax (provision) benefit	$(10,893)	$85,310	$225

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35 percent to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Federal income tax (provision) benefit at statutory rate	$(7,382)	$(207)	$1,117
State taxes, net of federal tax benefit	(610)	(982)	225
Change in valuation allowance	(321)	85,242	(590)
Disallowed interest on Senior Discount Notes	(432)	(150)	—
Executive compensation	(723)	(1,029)	(603)
Other, net	(1,425)	2,436	76

Total income tax (provision) benefit	$(10,893)	$85,310	$225

During 2006, we updated the effective income tax rates applicable to the deferred tax assets relating to our state net operating loss carryforwards. This process resulted in an increase in our deferred tax assets of $2.8 million and a corresponding increase in our related valuation allowance, having no net effect on our income tax provision for the year.

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2006 (As restated)	2005 (As restated)
Deferred tax assets:
Net operating loss carryforwards	$75,637	$82,422
Minimum tax credit carryforwards	1,104	644
Capital loss carryforwards	14,005	14,518
Insurance claim reserves	10,738	10,393
Accelerated depreciation and amortization	3,181	5,002
Estimate for uncompensated care	6,341	5,718
Compensation and benefits	3,270	2,893
Other	5,023	3,702

Deferred tax assets	119,299	125,292

Deferred tax liabilities:
Partnership losses	(2,268)	(3,506)
Other	—	(2,078)

Deferred tax liabilities	(2,268)	(5,584)

Net deferred tax assets before valuation allowance	117,031	119,708
Less: valuation allowance	(36,406)	(33,204)

Net deferred tax asset	$80,625	$86,504

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

In the fourth quarter of fiscal 2005, the Company released $87.7 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. The Company reflected the related valuation allowance release as a deferred tax benefit in continuing operations of $85.2 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. The portion of the valuation allowance release recorded as a reduction of goodwill relates to acquired net operating losses for which a related benefit had not previously been recognized.

The valuation allowance was established beginning in fiscal 2000 as a result of substantial financial and taxable losses arising from the Company’s restructuring, bad debt write-offs, and impairments as a result of the adoption of SFAS 142, Management regularly assessed the recoverability of the deferred tax assets by reviewing factors of past and future profitability. During the fiscal 2005 review of the deferred tax assets, management concluded that there were strong factors indicating that it was more likely than not that the related deferred tax assets would be realized. These factors included cumulative pretax income in prior years, the refinancing of our long-term debt in 2005, which furthered management’s belief that the Company would realize the value of such released assets, and our financial projections of continuing income in future years. As a result, the Company released a significant portion of the valuation allowance.

The Company still maintains a valuation allowance of $36.4 million against deferred tax assets that management does not believe will be realized. The valuation allowance includes $14 million related to capital loss carryforwards, $10.8 million related to federal net operating loss carryforwards, and $11.6 million related to state net operating loss carryforwards.

Beginning in fiscal 2006, the Company is recognizing deferred income tax expense as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

As of June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $183 million which expire in 2014-2024 and state net operating loss carryforwards of approximately $281 million, which expire in 2007-2026. The Company had capital loss carryforwards of $36 million, which expire in 2008. The Company also had minimum tax credit carryforwards of $1.1 million for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

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

(13) Redeemable Nonconvertible Participating Preferred Stock

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

(14) Shareholder Rights Plan

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

(15) Employee Benefit Plans

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

The following tables summarize stock option activity in the 1992 Plan and the 2000 Plan:

	Year Ended June 30, 2006
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	2,331,841	$0.39 - $36.00	$8.06
Granted	—	N/A	N/A
Expired or terminated	(97,571)	$1.25 - $32.25	$15.25
Exercised	(378,019)	$0.39 - $7.81	$1.84

Options outstanding at end of year	1,856,251	$0.39 - $36.00	$8.95

Options exercisable at end of year	1,849,583	$0.39 - $36.00	$8.97
Options available for grant at end of year	477,330
Weighted average fair value per share of options granted			N/A

	Year Ended June 30, 2005
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	5,001,952	$0.39 - $36.00	$5.65
Granted	30,000	$1.32 - $4.67	$3.15
Expired or terminated	(540,505)	$0.39 - $36.00	$12.09
Exercised	(2,159,606)	$0.39 - $3.45	$1.39

Options outstanding at end of year	2,331,841	$0.39 - $36.00	$8.06

Options exercisable at end of year	2,258,282	$0.39 - $36.00	$8.27
Options available for grant at end of year	467,329
Weighted average fair value per share of options granted			$2.64

	Year Ended June 30, 2004
	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Options outstanding at beginning of year	6,130,291	$0.39 - $ 36.00	$5.25
Granted	10,000	$1.89	$1.89
Expired or terminated	(859,598)	$0.39 - $ 32.25	$4.43
Exercised	(278,741)	$0.39 - $ 2.00	$0.65

Options outstanding at end of year	5,001,952	$0.39 - $ 36.00	$5.65

Options exercisable at end of year	4,538,146	$0.39 - $ 36.00	$6.04
Options available for grant at end of year	442,329
Weighted average fair value per share of options granted			$1.29

The following table summarizes options issued under the 1992 Plan and the 2000 Plan that were outstanding and exercisable at June 30, 2006 (aggregate intrinsic value is based on a closing stock price of $7.00 per share at June 30, 2006, in thousands):

Range of Exercise Price	Options Outstanding				Options Exercisable
	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.39 - $ 0.44	176,218	5.47	$0.39	$1,164	176,218	$0.39	$1,164
$ 0.84 - $ 1.32	185,960	5.15	$0.87	$1,140	182,626	$0.86	$1,121
$ 1.38 - $ 1.50	44,000	4.10	$1.48	$243	44,000	$1.48	$243
$ 2.00	441,000	5.00	$2.00	$2,205	441,000	$2.00	$2,205
$ 2.24 - $ 7.13	244,250	3.06	$6.41	$165	240,916	$6.44	$157
$ 7.56 - $ 8.00	383,356	2.97	$7.92	$0.00	383,356	$7.92	$0.00
$ 8.25 - $ 32.25	305,670	0.98	$27.03	$0.00	305,670	$27.03	$0.00
$ 32.50 - $ 36.00	75,797	1.23	$33.94	$0.00	75,797	$33.94	$0.00

$ 0.39 - $ 36.00	1,856,251	3.55	$8.95	$4,917	1,849,583	$8.97	$4,890

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

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

2006
Expected benefit payments:
2008	$1
2009	4
2010	12
2011-2015	417

(16) Earnings per Share

The Company calculates earnings per share following the guidance outlined in SFAS No. 128, “Earnings Per Share” (“SFAS 128”), as well as related guidance issued by the EITF and the SEC. As a result of the issuance of its Series B and Series C Shares as discussed in Note 12, the Company began calculating income (loss) per share using the “two-class” method whereby net income (loss) for the period was allocated between common shares and other participating securities on the basis of the weighted average number of common shares and common share equivalents outstanding during a given period. This allocation was also impacted by the accretion of the Series B and Series C Shares to their respective cash redemption values as described in Note 12. As also described in Note 12, the Company settled the Series B and Series C Shares on June 30, 2004 by exchanging such shares for shares of its common stock. As a result, use of the two-class method was no longer required after that date.

The following is a reconciliation of the numerator and denominator (weighted average number of shares outstanding) utilized in the basic and diluted earnings per share computations applicable to continuing operations for the years ended June 30, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Income (loss) from continuing operations	$9,437	$85,803	$(2,453)
Less: Income (loss) from continuing operations allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	(1,282)
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	(6,320)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	10,066

Income (loss) from continuing operations applicable to common stock	$9,437	$85,803	$11

Average number of shares outstanding - Basic	24,359	22,674	16,645
Add: Incremental shares for:
Dilutive effect of stock options	483	1,431	927
Settlement of Series B and Series C redeemable nonconvertible participating preferred stock	—	—	4,245

Average number of shares outstanding - Diluted	24,842	24,105	21,817

Income (loss) per share - Basic:
Income (loss) from continuing operations applicable to common stock	$0.39	$3.78	$0.11

Income (loss) per share - Diluted:
Income (loss) from continuing operations applicable to common stock	$0.38	$3.56	$(0.11)

Stock options with exercise prices above the average market prices during the respective periods have been excluded from the calculation of diluted earnings per share. Such options totaled 0.3 million, 1.5 million and 4.2 million for fiscal 2006, 2005 and 2004, respectively.

(17) Commitments and Contingencies

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

(19) Segment Reporting

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

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment assets consist solely of accounts receivable. Segment results presented below reflect continuing operations only. Certain information presented has been restated from that originally reported to reflect the effect of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating from the correction of certain accounting practice errors relating to inventory discussed in Notes 2 and 3, to the consolidated financial statements respectively.

The following table summarizes segment information for fiscal 2006, 2005 and 2004:

	Segment A (As restated)	Segment B (As restated)	Segment C (As restated)	Segment D (As restated)	Total (As restated)
Year ended June 30, 2006
Net revenues from external customers;
Medical transportation	$94,119	$64,172	$132,436	$93,062	$383,789
Fire and other	3,867	21,652	40,931	660	67,110

Total net revenue	97,986	85,824	173,367	93,722	450,899

Segment profit	16,260	9,390	26,967	10,146	62,763
Segment assets	14,725	17,385	29,376	21,881	83,367

Year ended June 30, 2005
Net revenues from external customers;
Medical transportation	$94,529	$64,867	$116,720	$82,857	$358,973
Fire and other	3,662	20,835	36,025	1,338	61,860

Total net revenue	98,191	85,702	152,745	84,195	420,833

Segment profit	13,703	7,693	21,758	5,494	48,648
Segment assets	16,711	18,404	18,718	18,153	71,986

Year ended June 30, 2004
Net revenues from external customers;
Medical transportation	$92,892	$60,272	$97,033	$77,927	$328,124
Fire and other	3,955	19,146	32,416	444	55,961

Total net revenue	96,847	79,418	129,449	78,371	384,085

Segment profit	10,669	6,320	16,101	3,374	36,464
Segment assets	14,120	14,755	17,622	18,851	65,348

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Segment profit	$62,763	$48,648	$36,464
Depreciation and amortization	(11,197)	(10,608)	(10,471)
Interest expense	(31,025)	(29,567)	(29,243)
Interest income	548	292	97
Loss on early extinguishment of debt	—	(8,170)	—

Income (loss) from continuing operations before income taxes and minority interest	$21,089	$595	$(3,153)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2006 (As restated)	2005 (As restated)
Segment assets	$83,367	$71,986
Cash and cash equivalents	3,041	17,688
Short-term investments	6,201	—
Inventories	8,828	8,478
Prepaid expenses and other	3,698	9,449
Property and equipment, net	45,970	41,402
Goodwill	38,362	39,344
Deferred tax asset	80,625	87,154
Insurance deposits	2,842	9,037
Other assets	23,454	26,818

Total assets	$296,388	$311,356

(20) Discontinued Operations

Fiscal 2006

During fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company recognized $0.5 million of closure-related costs, primarily severance and lease termination charges and an additional $2.6 million in uncompensated care. The financial results of this service area for fiscal 2006, 2005 and 2004 are included in Segment A income (loss) from discontinued operations.

Also during fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million for uncompensated care. The financial results of this service area for fiscal 2006, 2005 and 2004 are included in Segment B income (loss) from discontinued operations.

The additional estimate for uncompensated care in New Jersey and Augusta discussed above were recorded based upon the Company’s experience with declines in accounts receivable collections for discontinued operations subsequent to exiting service areas.

As discussed in Note 16, during fiscal 2006, the Company recognized a $2.5 million charge related to an ongoing government investigation into certain of the Company’s former operations in the State of Texas. This charge has been included in income (loss) from discontinued operations for fiscal 2006.

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

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Net revenue:
Segment A	$2,025	$6,342	$9,756
Segment B	7,575	20,217	22,299
Segment C	—	19,002	19,470
Segment D	—	9,703	18,057

Net revenue from discontinued operations	$9,600	$55,264	$69,582

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	2004 (As restated)
Income (loss):
Segment A	$(256)	$468	$193
Segment B	(4,099)	1,457	3,839
Segment C	14	1,205	3,651
Segment D	(1,606)	392	1,078

Income (loss) from discontinued operations	$(5,947)	$3,522	$8,761

Income from discontinued operations is presented net of income tax (benefit)/provision of ($3.1) million, $2.1 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively.

(21) Related Party Transactions

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

(22) Subsequent Events

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

On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. See Note 11 to the consolidated financial statements.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Restatement

As discussed in the Explanatory Note to this Form 10-K/A for the fiscal year ended June 30, 2006, and in Note [3] of the footnotes to the consolidated financial statements contained in Part [II], Item [8] of this Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated February 13, 2007, management of the Company has amended its Annual Report on Form 10-K for the year ended June 30, 2006 to restate the Company’s annual consolidated financial statements as of and for the years ended June 30, 2006, 2005 and 2004 and the interim consolidated financial statements for each of the quarters within the years ended June 30, 2006 and 2005, and to restate Management’s Report on Internal Control Over Financial Reporting as of June 30, 2006. Additionally, management of the Company has amended its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to restate the Company’s interim consolidated financial statements for the quarter ended September 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company’s identification of certain accounting practice errors relating to its inventory. Specifically, the Company has determined that certain durable medical supply items were incorrectly included in inventory. Historically, the Company has counted these items as inventory and valued them within its inventory balance.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (the fiscal year ended June 30, 2006). In its Original Filing for this period, filed with the Commission on September 22, 2006, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this re-evaluation and solely as a result of the material weakness described below under Management’s Report on Internal Control Over Financial Reporting (Restated), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (the “COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, the Company did not maintain effective controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective review procedures to detect that certain durable medical supply items were improperly included in inventory. This control deficiency resulted in the restatement of the Company’s fiscal 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, this control deficiency could result in a material misstatement of our inventory and operating expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in the Company’s Original Filing, management previously concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 3 of the footnotes to the consolidated financial statements, management has subsequently determined that the material weakness described above existed as of June 30, 2006. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control – Integrated Framework issued by the COSO. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In an effort to remediate the material weakness described above and in connection with the preparation of this Amended Annual Report on Form 10-K/A, the Company has conducted and completed a review of its accounting for inventory and corrected its method of accounting. These steps were completed subsequent to June 30, 2006 but prior to the filing date of this Amendment. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, the newly designed controls have not yet operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Additionally, management intends to enhance its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. Management currently expects that these steps will be completed by June 30, 2007.

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the COSO. In such report, we reported a material weakness with respect to the accounting for income taxes.

As of the end of the period covered by this report, we have remediated the material weakness in our internal control related to the accounting for income taxes. Our remediation focused on hiring of a director of taxation, improved processes and control procedures used in the preparation and review of the annual and interim tax provisions and the implementation of a comprehensive training program for accounting and finance personnel with regard to accounting for income taxes. Management has evaluated the design of these new procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests in order to conclude that they were operating effectively. Therefore, management has concluded that the material weakness related to income taxes was remediated as of June 30, 2006.

The items noted above were changes in internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Proposal to Elect Directors – Nominees”, “Code of Ethics”, “Proposal to Elect Directors – Meetings and Committees of the Board of Directors; Independence” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

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

The information required by Item 11 relating to directors of the Company is incorporated herein by reference to the information under the heading “Proposal to Elect Directors – Director Compensation and Other Information” and the information relating to executive officers of the Company is incorporated herein by reference to the information under the heading “Executive Compensation” as set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1) See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.	Description of Exhibit
2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004(36)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(34)

3.2(a)	Amended and Restated Bylaws of the Registrant(1)

3.2(b)	Second Amended and Restated Bylaws of the Registrant(33)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

Exhibit No.	Description of Exhibit
10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(36)

Exhibit No.	Description of Exhibit
10.72	Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

10.75	Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(37)

10.76	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(38)**

10.77	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(38)**

10.78	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(38)

10.79	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(39) **

21	Subsidiaries of Registrant(39)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).

(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.
(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(29)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.
(30)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(32)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(33)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(34)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on August 29, 2005.
(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(36)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(37)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(38)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(39)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2007

By:	/S/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

By:	/S/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ GREGORY A. BARBER
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit No.	Description of Exhibit
2	Plan and Agreement of Merger and Reorganization, dated as of April 26, 1993(1)

3.1(a)	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004(36)

3.1(b)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(34)

3.2(a)	Amended and Restated Bylaws of the Registrant(1)

3.2(b)	Second Amended and Restated Bylaws of the Registrant(33)

4.1	Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2	Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(32)

4.3	Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(32)

4.4	Registration Rights Agreement dated March 11, 1998, by and among Bear Stearns & Co. Inc., Salomon Brothers Inc, SBC Warburg Dillon Reed Inc., First Union Capital Markets, the Company, and certain subsidiaries of the Company, as Guarantors(9)

4.5	Registration Rights Agreement dated as of September 30, 2002 by and among the Company, Special Value Bond Fund II, LLC, GE Capital CFE, Inc., Continental Casualty Company, Cerberus Partners, L.P., Pamco Cayman Ltd., and Pam Capital Funding LP(26)

4.5(a)	Amendment to the Registration Rights Agreement dated as of September 26, 2003 by and among the Company, Tennenbaum & Co., LLC, General Electric Capital Corporation, Highland Crusader Offshore Partners, L.P., Cerberus Partners, L.P., and Pam Capital Funding LP(28)

4.6	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

4.7	Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(32)

10.3(a)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.3(b)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.3(c)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.4	Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.5	Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(12)**

10.6	Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(12)

10.7	2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(16)

10.15	Forms of Conditional Stock Grant and Repurchase Agreements by and between Registrant and each of its executive officers and directors, dated May 14, 1993, November 1, 1994, and December 1, 1997(1)

10.16(o)	Form of Change of Control Agreement by and between the Registrant and the following executive officers: (i) Jack E. Brucker, dated April 25, 2002 and (ii) Michael S. Zarriello, effective June 2, 2004(27)**

10.16(p)	Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(30)**

10.16(q)	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(35)**

Exhibit No.	Description of Exhibit
10.17	Form of Indemnity Agreement by and between Registrant and each of its officers and directors, dated in April, May, August and November 1993, as of October 13, 1994, and as of September 25, 1998(1)**

10.18	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(12)**

10.21	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.36	Employee Stock Purchase Plan, as amended through November 20, 1997(21)**

10.37(a)	Loan and Security Agreement by and among the CIT Group/Equipment Financing, Inc. and the Registrant, together with its subsidiaries, dated December 28, 1994, and related Promissory Note and Guaranty Agreement(3)

10.37(b)	Form of Loan and Security Agreement by and among Registrant and CIT Group/Equipment Financing, Inc. first dated February 25, 1998 and related form of Guaranty and Schedule of Indebtedness and Collateral(11)

10.45	Amended and Restated Credit Agreement dated as of March 16, 1998, by and among the Company as borrower, certain of its subsidiaries as Guarantors, the lenders referred to therein, and First Union National Bank, as agent and as lender, and related Form of Amended and Restated Revolving Credit Note, Form of Subsidiary Guarantee Agreement, and Form of Intercompany Subordination Agreement(10)

10.55	Provisional Waiver and Standstill Agreement dated as of March 14, 2000(14)

10.56	First Amendment to Provisional Waiver and Standstill Agreement dated as of April 13, 2000(14)

10.57	Second Amendment to Provisional Waiver and Standstill Agreement dated as of July 14, 2000(15)

10.59	Third Amendment to Provisional Waiver and Standstill Agreement dated as of October 16, 2000(7)

10.60	Fourth Amendment to Provisional Waiver and Standstill Agreement dated as of January 31, 2001(18)

10.61	Fifth Amendment to Provisional Waiver and Standstill Agreement dated as of April 23, 2001(19)

10.62	Sixth Amendment to Provisional Waiver and Standstill Agreement dated as of August 1, 2001(22)

10.63	Seventh Amendment to Provisional Waiver and Standstill Agreement dated as of December 4, 2001(24)

10.66	Second Amended and Restated Credit Agreement dated as of September 30, 2002 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank National Association, as agent, and related Form of Term Note, Form of Subsidiary Guaranty Agreement, and Form of Intercompany Subordination Agreement(26)

10.67	Reaffirmation and First Amendment to Second Amended and Restated Credit Agreement dated as of September 26, 2003 by and among the Company as borrower, certain of its subsidiaries as guarantors, the lenders referred to therein, and Wachovia Bank, National Association, as agent(28)

10.68	Compensation Schedule for Board of Directors of Rural/Metro Corporation(30)

10.69	Summary of 2005 Management Incentive Plan(30)

10.70	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(32)

10.71	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(36)

10.72	Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(31)

10.73	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(31)

10.74	Rural/Metro Corporation 2006 Management Incentive Program Summary(33)

10.75	Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(37)

Exhibit No.	Description of Exhibit
10.76	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(38)**

10.77	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(38)**

10.78	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(38)

10.79	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(39) **

21	Subsidiaries of Registrant(39)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 7, 1995, as amended by the Registrant’s Form 8-K/A Current Reports filed on or about May 15, 1995 and August 1, 1995.
(5)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about May 19, 1995.
(6)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about August 28, 1995.
(7)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about February 17, 1998.
(8)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on or about April 1, 1998, as amended by the Registrant’s Form 8-K/A Current Report filed on or about June 5, 1998.
(9)	Incorporated by reference to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed April 30, 1998 and declared effective on May 14, 1998.
(10)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant (Registration No. 333-51455) filed May 11,1998 and declared effective on May 14, 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(13)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 1996 filed with the Commission on or about September 30, 1996 (originally filed in that Report as Exhibit 10.16(a)).
(14)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on April 18, 2000.
(15)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on July 28, 2000.
(16)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-Q Current Report filed with the Commission on November 14, 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on February 2, 2001.
(19)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on May 2, 2001.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001.

(21)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(22)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on August 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2001.
(24)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 22, 2002.
(25)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 15, 2002.
(26)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 16, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(28)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on October 2, 2003.
(29)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 14, 2004.
(30)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(31)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(32)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(33)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(34)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on August 29, 2005.
(35)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(36)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(37)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(38)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(39)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2006 filed with the Commission on September 22, 2006.