Form 10-Q/A
period 2006-09-30
RURAL/METRO CORP /DE/
filed 2007-03-23
CIK 906326

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

The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of September 30, 2006, and concluded that because of the inventory restatement the Company had a material weakness in internal control over financial reporting. See Item 4 of Part II for further discussion and remediation measures that the Company is taking.

In addition to this Amendment, the Company is amending its Annual Report on Form 10-K/A for the year ended June 30, 2006 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, each of which will contain restated financial information. The Company will also file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2006

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share data)

	September 30, 2006 (As restated)	June 30, 2006 (As restated)

ASSETS
Current assets:
Cash and cash equivalents	$7,354	$3,041
Short-term investments	2,500	6,201
Accounts receivable, net	86,662	83,367
Inventories	9,258	8,828
Deferred tax assets	9,613	9,574
Prepaid expenses and other	6,940	3,698

Total current assets	122,327	114,709
Property and equipment, net	47,636	45,970
Goodwill	38,362	38,362
Deferred tax assets	69,383	71,051
Insurance deposits	2,264	2,842
Other assets	21,807	23,454

Total assets	$301,779	$296,388

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,460	$13,957
Accrued liabilities	41,465	38,590
Deferred revenue	22,183	21,342
Current portion of long-term debt	38	37

Total current liabilities	75,146	73,926
Long-term debt, net of current portion	293,171	291,337
Other liabilities	24,942	25,332

Total liabilities	393,259	390,595

Minority interest	2,838	2,065

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both September 30, 2006 and June 30, 2006	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,556,070 and 24,495,518 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	245	245
Additional paid-in capital	154,156	153,955
Treasury stock, 96,246 shares at both September 30, 2006 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(247,480)	(249,233)

Total stockholders’ deficit	(94,318)	(96,272)

Total liabilities, minority interest and stockholders’ deficit	$301,779	$296,388

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
	(As restated)	(As restated)
Net revenue	$116,841	$111,333

Operating expenses:
Payroll and employee benefits	72,941	65,919
Depreciation and amortization	3,020	2,721
Other operating expenses	28,624	29,824
Gain on sale of assets	(3)	(1,342)

Total operating expenses	104,582	97,122

Operating income	12,259	14,211
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	4,594	6,856
Income tax provision	(2,054)	(3,504)
Minority interest	(773)	(162)

Income from continuing operations	1,767	3,190
Income (loss) from discontinued operations, net of income taxes	(14)	389

Net income	$1,753	$3,579

Income per share
Basic—
Income from continuing operations	$0.07	$0.13
Income (loss) from discontinued operations	—	0.02

Net income	$0.07	$0.15

Diluted—
Income from continuing operations	$0.07	$0.13
Income (loss) from discontinued operations	—	0.01

Net income	$0.07	$0.14

Average number of common shares outstanding—Basic	24,510	24,232

Average number of common shares outstanding—Diluted	24,920	25,261

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As Restated)	Total (As Restated)
Balance at June 30, 2006	24,495,518	$245	$153,955	$(1,239)	$(246,433)	$(93,472)
Adjustment due to inventory correction (See Note 2)	—	—	—	—	(2,800)	(2,800)

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(249,233)	(96,272)
Issuance of common stock due to options exercised under Stock Option Plans	60,552	—	74	—	—	74
Tax benefit from options exercised under Stock Option Plans		—	134	—	—	134
Stock-based compensation benefit		—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income		—	—	—	1,753	1,753

Comprehensive income						1,753

Balance at September 30, 2006	24,556,070	$245	$154,156	$(1,239)	$(247,480)	$(94,318)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2006	2005
	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$1,753	$3,579
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	3,020	2,813
Deferred income taxes	1,628	3,166
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock-based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Change in assets and liabilities—
Accounts receivable	(3,295)	(2,818)
Inventories	(431)	(162)
Prepaid expenses and other	(3,238)	1,985
Insurance deposits	578	378
Other assets	1,175	1,220
Accounts payable	(2,791)	(2,890)
Accrued liabilities	2,872	(5,161)
Deferred revenue	841	1,053
Other liabilities	(389)	926

Net cash provided by operating activities	4,742	4,987

Cash flows from investing activities:
Sales of short-term investments	8,701	12,500
Purchases of short-term investments	(5,000)	(25,000)
Capital expenditures	(4,340)	(2,974)
Proceeds from the sale of property and equipment	5	1,560

Net cash used in investing activities	(634)	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	168
Issuance of common stock	74	400
Repayment of debt	(3)	(366)
Distributions to minority shareholders	—	(155)

Net cash provided by financing activities	205	47

Increase (decrease) in cash and cash equivalents	4,313	(8,880)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$7,354	$8,808

Non-cash investing activities:
Property and equipment funded by liabilities	$294	$0

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/(A) filed with the Securities and Exchange Commission (“SEC”) on March 22, 2007.

(1) Revenue – Accounting Change

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Previously the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $27.7 million and $22.8 million for the three months ended September 30, 2006 and 2005, respectively. The change in accounting policy, retrospectively applied to the financial statements for the three months ended September 30, 2006 and 2005 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

(2) Inventory Restatement—Correction

In connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in a reduction in net earnings of $120,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was an increase in the accumulated deficit as of July 1, 2006 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory.

The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the three months ended September 30, 2006 and at September 30, 2006, respectively are as follows:

	Consolidated Balance Sheet
	September 30, 2006 As previously reported	Adjustments due to inventory correction	September 30, 2006 As restated
Inventories	$13,633	$(4,375)	$9,258
Current portion deferred tax assets	9,499	114	9,613
Prepaid expenses and other	6,940	—	6,940
Total current assets	126,588	(4,261)	122,327
Long-term portion deferred tax assets	67,966	1,417	69,383
Total assets	304,623	(2,844)	301,779
Accumulated deficit	(244,641)	(2,839)	(247,480)
Total stockholders’ equity (deficit)	(91,479)	(2,839)	(94,318)
Total liabilities, minority interest and stockholders’ equity (deficit)	$304,623	$(2,844)	$301,779

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred tax assets	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred tax assets	69,657	1,394	71,051
Total assets	299,192	(2,804)	296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ equity (deficit)	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	$296,388

	Consolidated Statement of Operations
	Three Months Ended September 30, 2006 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Three Months Ended September 30, 2006 As restated
Net revenue	$116,841	$-	$116,841
Other operating expenses	28,558	66	28,624
Total operating expenses	104,516	66	104,582
Operating income	12,325	(66)	12,259
Income (loss) from continuing operations before income taxes and minority interest	4,660	(66)	4,594
Income tax (provision) benefit	(2,081)	27	(2,054)
Income (loss) from continuing operations	1,806	(39)	1,767
Net income	$1,792	$(39)	$1,753
Net income applicable to common stock	$1,792	$(39)	$1,753

Basic earnings per share	$0.07	—	$0.07
Diluted earnings per share	$0.07	—	$0.07

	Consolidated Statement of Operations
	Three Months Ended September 30, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 1)	Adjustments due to inventory correction	Three Months Ended September 30, 2005 As restated
Net revenue	$111,333	$—	$111,333
Other operating expenses	29,824	—	29,824
Total operating expenses	97,122	—	97,122
Operating income	14,211	—	14,211
Income (loss) from continuing operations before income taxes and minority interest	6,856	—	6,856
Income tax (provision) benefit	(3,504)	—	(3,504)
Income (loss) from continuing operations	3,190	—	3,190
Net income	$3,579	$—	$3,579
Net income applicable to common stock	$3,579	$—	$3,579

Basic earnings per share	$0.15	—	$0.15
Diluted earnings per share	$0.14	—	$0.14

(3) New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 14, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158.

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

(4) Liquidity

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted. See Note 8 to the consolidated financial statements.

(5) Stock Based Compensation

At September 30, 2006, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired November 5, 2002. The 2000 Plan, which provides for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors, had 480,664 common shares available for issuance at September 30, 2006.

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

(6) Short-term Investments

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

(7) Accrued Severance

At September 30, 2006, the Company had accrued approximately $1.5 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the three months ended September 30, 2006.

(8) Long-term Debt

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

The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2006. Due to the restatement of the financial statements, the Company did not timely file the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. In addition, any default under the notes relating to the untimely filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of such report with the SEC. See Note 16 to the consolidated financial statements.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			December 31, 2006	March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.50	4.28	< 4.25	< 4.25	< 4.00
Interest expense coverage ratio	> 2.25	2.26	> 2.25	> 2.50	> 2.50
Fixed charge coverage ratio	> 1.15	1.24	> 1.15	> 1.20	> 1.20
Maintenance capital expenditure (1)	N/A	N/A	N/A	N/A	< $22.0 million
New business capital expenditure	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc”, collectively referred to as the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 8) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
		Notes Issuers
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354
Short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Accounts receivable, net	—	—	—	79,156	7,506	—	86,662	—	86,662
Inventories	—	—	—	9,258	—	—	9,258	—	9,258
Deferred tax assets	—	—	—	9,613	—	—	9,613	—	9,613
Prepaid expenses and other	—	50	—	6,890	—	—	6,940	—	6,940

Total current assets	—	50	—	113,059	9,218	—	122,327	—	122,327

Property and equipment, net	—	—	—	47,432	204	—	47,636	—	47,636
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	69,383	—	—	69,383	—	69,383
Insurance deposits	—	—	—	2,264	—	—	2,264	—	2,264
Other assets	1,855	8,509	—	10,918	525	—	19,952	—	21,807
Due from (to) affiliates (1)	—	145,992	125,000	(143,273)	(2,719)	(125,000)	—	—	—
Due from (to) Parent	(42,816)	42,816	—	—	—	—	42,816	—	—
Rural/Metro LLC investment in subsidiaries	—	44,502	—	—	—	(44,502)	—	—	—
Parent Company investment in Rural/Metro LLC	7,651	—	—	—	—	—	—	(7,651)	—

Total assets	$(33,310)	$241,869	$125,000	$138,145	$7,228	$(169,502)	$342,740	$(7,651)	$301,779

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$10,478	$982	$—	$11,460	$—	$11,460
Accrued liabilities	—	2,218	—	38,677	570	—	41,465	—	41,465
Deferred revenue	—	—	—	22,183	—	—	22,183	—	22,183
Current portion of long-term debt	—	—	—	38	—	—	38	—	38

Total current liabilities	—	2,218	—	71,376	1,552	—	75,146	—	75,146

Long-term debt, net of current portion (1)	61,008	232,000	125,000	163	—	(125,000)	232,163	—	293,171
Other liabilities	—	—	—	24,942	—	—	24,942	—	24,942

Total liabilities	61,008	234,218	125,000	96,481	1,552	(125,000)	332,251	—	393,259

Minority interest	—	—	—	—	—	2,838	2,838	—	2,838

Stockholders' equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	154,156	—	—	74,770	20	(74,790)	—	—	154,156
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(247,480)	—	—	(33,196)	5,656	27,540	—	—	(247,480)
Member equity	—	7,651	—	—	—	—	7,651	(7,651)	—

Total stockholders' equity (deficit)	(94,318)	7,651	—	41,664	5,676	(47,340)	7,651	(7,651)	(94,318)

Total liabilities, minority interest and stockholders' equity (deficit)	$(33,310)	$241,869	$125,000	$138,145	$7,228	$(169,502)	$342,740	$(7,651)	$301,779

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
		Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Current portion of deferred tax assets	—	—	—	9,574	—	—	9,574	—	9,574
Prepaid expenses and other	—	75	—	3,619	4	—	3,698	—	3,698

Total current assets	—	75	—	106,718	7,916	—	114,709	—	114,709

Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	71,051	—	—	71,051	—	71,051
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	35,020	—	—	—	(35,020)	—	—	—
Parent Company investment in LLC	4,017	—	—	—	—	—	—	(4,017)	—

Total assets	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,914	454	—	38,590	—	38,590
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,023	1,681	—	73,926	—	73,926

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,522	1,681	(125,000)	331,425	—	390,595

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders' equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,233)	—	—	(41,905)	4,110	37,795	—	—	(249,233)
Member equity	—	4,017	—	—	—	—	4,017	(4,017)	—

Total stockholders' equity (deficit)	(96,272)	4,017	—	32,955	4,130	(37,085)	4,017	(4,017)	(96,272)

Total liabilities, minority interest and stockholders' equity (deficit)	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Notes Issuers
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net revenue	$—	$—	$—	$112,900	$10,527	$(6,586)	$116,841	$—	$116,841

Operating expenses:
Payroll and employee benefits	(7)	—	—	72,926	22	—	72,948	—	72,941
Depreciation and amortization	—	—	—	3,019	1	—	3,020	—	3,020
Other operating expenses	—	—	—	26,238	8,972	(6,586)	28,624	—	28,624
Gain on sale of assets	—	—	—	(3)	—	—	(3)	—	(3)

Total operating expenses	(7)	—	—	102,180	8,995	(6,586)	104,589	—	104,582

Operating income	7	—	—	10,720	1,532	—	12,252	—	12,259
Equity in earnings of subsidiaries	3,634	9,482	—	—	—	(9,482)	—	(3,634)	—
Interest expense	(1,888)	(5,848)	—	(49)	—	—	(5,897)	—	(7,785)
Interest income	—	—	—	107	13	—	120	—	120

Income from continuing operations before income taxes and minority interest	1,753	3,634	—	10,778	1,545	(9,482)	6,475	(3,634)	4,594
Income tax provision	—	—	—	(2,054)	—	—	(2,054)	—	(2,054)
Minority interest	—	—	—	—	—	(773)	(773)	—	(773)

Income from continuing operations	1,753	3,634	—	8,724	1,545	(10,255)	3,648	(3,634)	1,767
Loss from discontinued operations, net of income taxes	—	—	—	(14)	—	—	(14)	—	(14)

Net income	$1,753	$3,634	$—	$8,710	$1,545	$(10,255)	$3,634	$(3,634)	$1,753

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non-Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Notes Issuers
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Net revenue	$—	$—	$—	$107,623	$9,411	$(5,701)	$111,333	$—	$111,333

Operating expenses:
Payroll and employee benefits	9	—	—	65,901	9	—	65,910	—	65,919
Depreciation and amortization	—	—	—	2,721	—	—	2,721	—	2,721
Other operating expenses	—	—	—	26,432	9,093	(5,701)	29,824	—	29,824
Gain on sale of assets	—	—	—	(1,332)	(10)	—	(1,342)	—	(1,342)

Total operating expenses	9	—	—	93,722	9,092	(5,701)	97,113	—	97,122

Operating income (loss)	(9)	—	—	13,901	319	—	14,220	—	14,211

Equity in earnings of subsidiaries	5,274	11,058	—	—	—	(11,058)	—	(5,274)	—
Interest expense	(1,686)	(5,784)	—	(38)	—	—	(5,822)	—	(7,508)
Interest income	—	—	—	148	5	—	153	—	153

Income from continuing operations before income taxes and minority interest	3,579	5,274	—	14,011	324	(11,058)	8,551	(5,274)	6,856
Income tax provision	—	—	—	(3,504)	—	—	(3,504)	—	(3,504)
Minority interest	—	—	—	—	—	(162)	(162)	—	(162)

Income from continuing operations	3,579	5,274	—	10,507	324	(11,220)	4,885	(5,274)	3,190
Income from discontinued operations, net of income taxes	—	—	—	389	—	—	389	—	389

Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non-Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC -Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Notes Issuers
		Rural/Metro LLC (As restated)	Rural/Metro Inc.

Cash flows from operating activities:
Net income	$1,753	$3,634	$—	$8,710	$1,545	$(10,255)	$3,634	$(3,634)	$1,753
Adjustments to reconcile net income to cash provided by operating activities -
Depreciation and amortization	—	—	—	3,019	1	—	3,020	—	3,020
Deferred income taxes	(134)	—	—	1,762	—	—	1,762	—	1,628
Accretion of 12.75% Senior Discount Notes	1,838	—	—	—	—	—	—	—	1,838
Earnings of minority shareholder	—	—	—	—	—	773	773	—	773
Amortization of deferred financing costs	49	369	—	—	—	—	369	—	418
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Gain on sale of property and equipment	—	—	—	(3)	—	—	(3)	—	(3)
Changes in assets and liabilities -
Accounts receivable	—	—	—	(2,550)	(745)	—	(3,295)	—	(3,295)
Inventories	—	—	—	(431)	—	—	(431)	—	(431)
Prepaid expenses and other	—	(25)	—	(3,209)	(4)	—	(3,238)	—	(3,238)
Insurance deposits	—	—	—	578	—	—	578	—	578
Other assets	—	—	—	1,175	—	—	1,175	—	1,175
Accounts payable	—	—	—	(2,546)	(245)	—	(2,791)	—	(2,791)
Accrued liabilities	—	(3,004)	—	5,760	116	—	2,872	—	2,872
Deferred revenue	—	—	—	841	—	—	841	—	841
Other liabilities	—	—	—	(389)	—	—	(389)	—	(389)

Net cash provided by operating activities	3,499	974	—	12,717	668	(9,482)	4,877	(3,634)	4,742

Cash flows from investing activities:
Sales of short-term investments	—	—	—	8,701	—	—	8,701	—	8,701
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Capital expenditures	—	—	—	(4,340)	—	—	(4,340)	—	(4,340)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(634)	—	—	(634)	—	(634)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	—	—	—	—	—	—	—	134
Issuance of common stock	—	—	—	74	—	—	74	—	74
Repayment of debt	(3)	—	—	—	—	—	—	—	(3)
Due to/from affiliates	(3,630)	(974)	—	(8,406)	(106)	9,482	(4)	3,634	—

Net cash provided by (used in) financing activities	(3,499)	(974)	—	(8,332)	(106)	9,482	70	3,634	205

Increase in cash and cash equivalents	—	—	—	3,751	562	—	4,313	—	4,313
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Notes Issuers
		Rural/Metro LLC (As restated)	Rural/Metro Inc.

Cash flows from operating activities:
Net income	$3,579	$5,274	$—	$10,896	$324	$(11,220)	$5,274	$(5,274)	$3,579
Adjustments to reconcile net income to cash provided by operating activities-
Depreciation and amortization	—	—	—	2,813	—	—	2,813	—	2,813
Deferred income taxes	—	—	—	3,166	—	—	3,166	—	3,166
Accretion of 12.75% Senior Discount Notes	1,640	—	—	—	—	—	—	—	1,640
Earnings of minority shareholder	—	—	—	—	—	162	162	—	162
Amortization of deferred financing costs	46	389	—	—	—	—	389	—	435
Stock-based compensation expense	9	—	—	—	—	—	—	—	9
Gain on sale of property and equipment	—	—	—	(1,348)	—	—	(1,348)	—	(1,348)
Changes in assets and liabilities-
Accounts receivable	—	—	—	(3,048)	230	—	(2,818)	—	(2,818)
Inventories	—	—	—	(162)	—	—	(162)	—	(162)
Prepaid expenses and other	—	25	—	1,961	(1)	—	1,985	—	1,985
Insurance deposits	—	—	—	378	—	—	378	—	378
Other assets	—	—	—	1,220	—	—	1,220	—	1,220
Accounts payable	—	—	—	(2,625)	(265)	—	(2,890)	—	(2,890)
Accrued liabilities	—	(3,417)	—	(1,810)	66	—	(5,161)	—	(5,161)
Deferred revenue	—	—	—	1,053	—	—	1,053	—	1,053
Other liabilities	—	—	—	926	—	—	926	—	926

Net cash provided by operating activities	5,274	2,271	—	13,420	354	(11,058)	4,987	(5,274)	4,987

Cash flows from investing activities:
Sales of short-term investments	—	—	—	12,500	—	—	12,500	—	12,500
Purchases of short-term investments	—	—	—	(25,000)	—	—	(25,000)	—	(25,000)
Capital expenditures	—	—	—	(2,974)	—	—	(2,974)	—	(2,974)
Proceeds from the sale of property and equipment	—	—	—	1,560	—	—	1,560	—	1,560

Net cash used in investing activities	—	—	—	(13,914)	—	—	(13,914)	—	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	168	—	—	—	—	—	—	—	168
Issuance of common stock	400	—	—	—	—	—	—	—	400
Repayment of debt	—	—	—	(366)	—	—	(366)	—	(366)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(5,842)	(2,426)	—	(7,854)	(210)	11,058	568	5,274	—

Net cash provided by (used in) financing activities	(5,274)	(2,271)	—	(8,220)	(520)	11,058	47	5,274	47

Decrease in cash and cash equivalents	—	—	—	(8,714)	(166)	—	(8,880)	—	(8,880)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$8,317	$491	$—	$8,808	$—	$8,808

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended
	September 30,
	2006	2005
	(As restated)	(As restated)
Current income tax provision	$(283)	$(555)
Deferred income tax provision	(1,762)	(3,167)

Total income tax provision	$(2,045)	$(3,722)

Continuing operations provision	$(2,054)	$(3,504)
Discontinued operations benefit (provision)	9	(218)

Total income tax provision	$(2,045)	$(3,722)

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

(10) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in gain on sale of assets in the consolidated statement of operations for the three months ended September 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Net Income Per Share

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations for the three months ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2006	2005
	(As restated)	(As restated)
Income from continuing operations	$1,767	$3,190

Average number of shares outstanding—Basic	24,510	24,232
Add: Incremental shares for dilutive effect of stock options	410	1,029

Average number of shares outstanding—Diluted	24,920	25,261

Income per share—basic	$0.07	$0.13

Income per share—diluted	$0.07	$0.13

For the three months ended September 30, 2006 and 2005, 0.6 million and 1.1 million, respectively, of shares issuable upon exercise of outstanding stock options with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share.

(12) Segment Reporting

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for the three months ended September 30, 2006 and 2005 (in thousands):

	Segment A (As restated)	Segment B (As restated)	Segment C (As restated)		Segment D (As restated)	Total (As restated)
Three months ended September 30, 2006
Net revenues from external customers;
Medical transportation	$24,661	$16,298	$32,743		$24,767	$98,469
Fire and other (1)	1,024	5,733	11,347		268	18,372

Total net revenue	$25,685	$22,031	$44,090		$25,035	$116,841

Segment profit	$5,350	$2,112	$4,095		$3,722	$15,279

Three months ended September 30, 2005
Net revenues from external customers;
Medical transportation	$24,279	$17,025	$31,544		$22,210	$95,058
Fire and other (1)	859	5,305	10,072		39	16,275

Total net revenue	$25,138	$22,330	$41,616		$22,249	$111,333

Segment profit	$4,414	$3,159	$7,788	(2)	$1,571	$16,932

(1)	Other revenue consists of revenue generated from home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Segment C profit for the three months ended September 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)

Segment profit	$15,279	$16,932
Depreciation and amortization	(3,020)	(2,721)
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	$4,594	$6,856

Segment assets consist solely of accounts receivable. The following table summarizes segment asset information (in thousands):

	September 30, 2006 (As restated)	June 30, 2006 (As restated)

Segment A	$16,160	$14,725
Segment B	15,404	17,385
Segment C	30,743	29,376
Segment D	24,355	21,881

Total segment assets	$86,662	$83,367

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents a reconciliation of segment assets to total assets (in thousands):

	September 30, 2006 (As restated)	June 30, 2006 (As restated)

Segment assets	$86,662	$83,367
Cash and cash equivalents	7,354	3,041
Short-term investments	2,500	6,201
Inventories	9,258	8,828
Prepaid expenses and other	6,940	3,698
Property and equipment, net	47,636	45,970
Goodwill	38,362	38,362
Deferred tax assets	78,915	80,625
Insurance deposits	2,264	2,842
Other assets	21,807	23,454

Total assets	$301,698	$296,388

(13) Discontinued Operations

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

	Three Months Ended September 30,
	2006	2005
Net revenue:
Segment A	$—	$1,456
Segment B	—	3,997
Segment C	—	—
Segment D	—	—

Net revenue from discontinued operations	$—	$5,453

	Three Months Ended September 30,
	2006	2005
Income (loss):
Segment A	$104	$102
Segment B	(113)	287
Segment C	—	—
Segment D	(5)	—

Income (loss) from discontinued operations, net of income taxes	$(14)	$389

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

(14) Defined Benefit Plan

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

(15) Commitments and Contingencies

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(16) Subsequent Events

Sale of Asset

On October 20, 2006, the Company sold an operating license held by one of its subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which will be included in income from discontinued operations during the second quarter of fiscal 2007.

2005 Credit Facility Waiver

On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. See Note 8 to the consolidated financial statements.

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

This report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 22, 2007.

Restatement and Accounting Change

During the quarter ended December 31, 2006, and as more fully described in Note 1 of the financial statements, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting was applied retrospectively in accordance with SFAS 154. We now present revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations, and this Amendment reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (“Guide”). We believe that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulleting No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $27.7 million and $22.8 million for the three months ended September 30, 2006 and 2005, respectively. This Amendment amends the Original Filing to amend and restate the financial statements and other financial information contained in the Original Filing. The change in accounting policy, retrospectively applied to the financial statements for the three months ended September 30, 2006 and 2005 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

As more fully described in Note 2 of the financial statements, in connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the inclusion of certain durable medical supply items that should instead have been expensed as incurred. All previously issued financial statements contained in the Original Filing have been restated for the impact of expensing these items and resulted in a reduction in net earnings of $39,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was an increase in the accumulated deficit as of July 1, 2006 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory. See Item 4 – Controls and Procedures.

Management’s Overview

During the three months ended September 30, 2006, our net revenue increased $5.5 million or 4.9 percent. Net income for the three months ended September 30, 2006 was $1.7 million compared to net income of $3.6 million for the same prior-year period. The year-over-year decrease in net income of $1.9 million was primarily due to a pre-tax gain of $1.3 million on the sale of real estate in Arizona and a $0.4 million income from discontinued operations during the three months ended September 30, 2005. Secondarily, the decrease resulted from the accrual of $1.1 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer.

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

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)

Net/net EMS APC (1)	$342	$341
DSO (2)	66	54
EBITDA (3)	$14,483	$17,469
Medical Transports (4)	267,255	259,288

(1)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.

(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See discussion of EBITDA along with a reconciliation of EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources—EBITDA”.

(4)	Medical transports from continuing operations are defined as emergency and non-emergency patient transports.

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

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency medical transportation services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. As a result, we incur uncompensated care in the normal course of providing medical transportation services.

Several factors influence our uncompensated care, including the following:

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

•

Rate increases. On a periodic basis, we evaluate our cost structure and payer mix within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and private pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are uninsured or otherwise are private payers can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in uncompensated care.

•

Our methodology for reserving for uncompensated care. This methodology is based on a standardized procedure that includes periodic reviews of subsequent historical receipts to determine actual historical percentages. These percentages are utilized to determine current anticipated collection percentages, which are applied to gross revenue in order to calculate net revenue. Net revenue is defined as gross medical transportation revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care. Therefore, a sustained disruption in receipts from government or commercial payers may result in an increase in the level of uncompensated care due to various collection challenges related to older receivables.

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

SFAS 158

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 14, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of September 30, 2006, our defined benefit pension plan was overfunded. We are currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. As we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions will have no impact on our consolidated financial statements and related disclosures.

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

Results of Operations

Consolidated Statement of Operations

For The Three Months Ended September 30, 2006 and 2005

(In Thousands, Except Per Share Amounts)

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$116,841	100.0%	$111,333	100.0%	$5,508	4.9%

Operating expenses:
Payroll and employee benefits	72,941	62.4%	65,919	59.2%	7,022	10.7%
Depreciation and amortization	3,020	2.6%	2,721	2.4%	299	11.0%
Other operating expenses	28,624	24.5%	29,824	26.8%	(1,200)	(4.0)%
Gain on sale of assets	(3)	—	(1,342)	(1.2)%	1,339	(99.8)%

Total operating expenses	104,582	89.5%	97,122	87.2%	7,460	7.7%

Operating income	12,259	10.5%	14,211	12.8%	(1,952)	(13.7)%
Interest expense	(7,785)	(6.7)%	(7,508)	(6.7)%	(277)	3.7%
Interest income	120	0.1%	153	0.1%	(33)	(21.6)%

Income from continuing operations before income taxes and minority interest	4,594	3.9%	6,856	6.2%	(2,262)	(33.0)%
Income tax provision	(2,054)	(1.8)%	(3,504)	(3.1)%	1,450	(41.4)%
Minority interest	(773)	(0.7)%	(162)	(0.1)%	(611)	#

Income from continuing operations	1,767	1.5%	3,190	2.9%	(1,423)	(44.6)%
Income (loss) from discontinued operations, net of income taxes	(14)	(0.0)%	389	0.3%	(403)	#

Net income	$1,753	1.5%	$3,579	3.2%	$(1,826)	(51.0)%

Income per share
Basic -
Income from continuing operations	$0.07		$0.13		$(0.06)
Income (loss) from discontinued operations	—		0.02		(0.02)

Net income	$0.07		$0.15		$(0.08)

Diluted -
Income from continuing operations	$0.07		$0.13		$(0.06)
Income (loss) from discontinued operations	—		0.01		(0.01)

Net income	$0.07		$0.14		$(0.07)

Average number of common shares outstanding - Basic	24,510		24,232		278

Average number of common shares outstanding - Diluted	24,920		25,261		(341)

#	Variances over 100% not displayed.

Net revenue growth of $5.5 million, or 4.9 percent, resulted from an $3.4 million, or 3.6 percent, increase in medical transportation and related services revenue and a $2.1 million, or 12.9 percent, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 230 basis points higher for the three months ended September 30, 2006 compared to the prior period primarily due to a 320 basis point increase in payroll and employee benefits and a 120 basis point decrease in gain on sale of assets, all as a percentage of net revenue, partially offset by a 230 basis point reduction in other operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$98,469	$95,058	$3,411	3.6%
Fire and other services	18,372	16,275	2,097	12.9%

Total net revenue	$116,841	$111,333	$5,508	4.9%

Medical Transportation and Related Services

Same service area revenue accounted for $1.1 million, or 31.6 percent, of the increase in medical transportation and related services revenue, of which $1.2 million related to increased transports offset by a $0.1 million decline in rate increases. The remaining $2.3 million resulted from revenues generated under new contracts in Salt Lake City, Utah and the Orlando Regional Healthcare System in Florida.

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

Net/net EMS APC for the three months ended September 30, 2006 was $342 compared to $341 for the three months ended September 30, 2005. The increase is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $65.5 million and $57.7 million for the three months ended September 30, 2006 and 2005, respectively. Such discounts represented 35.6 percent and 34.2 percent of gross medical transportation and alternative transportation fees for the three months ended September 30, 2006 and 2005, respectively. The increase of 140 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transportation revenue, totaled $27.3 million and $22.5 million for the three months ended September 30, 2006 and 2005, respectively. As a percentage of gross medical transportation services revenue, the uncompensated care was 14.8 percent and 13.4 percent for the three months ended September 30, 2006 and 2005, respectively.

The increase in the level of uncompensated care resulted from two components. Primarily, the impact of ambulance rate increases specific to our private pay patients. Secondarily, the impact of disruptions of our collections cycle. During the first quarter of fiscal 2007, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to Medicare Advantage (“MA”) plans, primarily in Segment C. Finally, we continued to experience delays in collections from the consolidation of three regional billing locations in fiscal 2006, directly affecting Segments A and B. These disruptions in collections from government and private payers have caused an increase in uncompensated care. Management continues to closely monitor our collection efforts for these impacted areas to ensure the adequacy of the estimate for uncompensated care.

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

During the three months ended September 30, 2005, we recorded a $3.5 million income tax provision, including a deferred income tax provision of $3.0 million resulting in an effective tax rate of 51.1 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. We also recorded $0.2 million in income tax provision related to discontinued operations during the three months ended September 30, 2005. The Company made income tax payments of $37,000 for the three months ended September 30, 2005.

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

For the three months ended September 30, 2006 and 2005, net revenue associated with discontinued service areas totaled zero and $5.5 million, respectively. Net loss from discontinued operations for the three months ended September 30, 2006 was $14,000, net of income tax benefit of $9,000. Net income from discontinued operations for the three months ended September 30, 2005 was $0.4 million, net of income tax expense of $0.2 million. Loss from discontinued operations for the three months ended September 30, 2006 includes a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s discontinued operations in the City of Augusta, Georgia as well as legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

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

Segment A

The following table presents financial results and key operating statistics for Segment A for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended
	September 30,
	2006	2005	$	%
	(As restated)	(As restated)	Change	Change
Net Revenue
Medical transportation and related services	$24,661	$24,279	$382	1.6%
Other services	1,024	859	165	19.1%

Total net revenue	$25,685	$25,138	$547	2.2%

Segment profit	$5,350	$4,414	$936	21.2%
Segment profit margin	20.8%	17.6%
Medical transports	73,309	73,981	(672)	(0.9)%
Alternative transports	5,913	5,207	706	13.6%
Net/net EMS APC	$311	$302	$9	2.9%
DSO	57	56	1	1.4%

Transportation rate increases contributed to a $0.4 million increase in net medical transportation and related services revenue. Uncompensated care as a percentage of gross medical transportation revenue increased from 10.2 percent in the first quarter of fiscal 2006 to 11.6 percent in the first quarter of fiscal 2007 primarily due to a change in collection patterns stemming from the consolidation of two regional billing locations in fiscal 2006, rate increases and a shift in payer mix. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 57.6 percent in the first quarter of fiscal 2006 to 54.0 percent in the first quarter of fiscal 2007 primarily due to reductions in headcount, health insurance costs and unemployment and workers’ compensation expense partially offset by increased overtime. Other operating expenses as a percentage of net revenue decreased from 20.4 percent in the first quarter of fiscal 2006 to 19.0 percent in the first quarter of fiscal 2007 primarily driven by $0.2 million decrease in general liability insurance costs.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets.

Segment B

The following table presents financial results and key operating statistics for Segment B for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$16,298	$17,025	$(727)	(4.3)%
Fire and other services	5,733	5,305	428	8.1%

Total net revenue	$22,031	$22,330	$(299)	(1.3)%

Segment profit	$2,112	$3,159	$(1,047)	(33.1)%
Segment profit margin	9.6%	14.1%
Medical transports	59,276	59,384	(108)	(0.2)%
Alternative transports	3,633	3,421	212	6.2%
Net/net EMS APC	$251	$267	$(16)	(6.4)%
Fire subscriptions at period end	34,554	35,013	(459)	(1.3)%
DSO	76	61	15	23.8%

The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The decline in medical transports was primarily due to greater competition in certain markets. Uncompensated care as a percentage of gross medical transportation revenue increased from 12.8 percent in the first quarter of fiscal 2006 to 15.5 percent for the first quarter of fiscal 2007 primarily due to a disruption in collections stemming from the consolidation of a regional billing location in fiscal 2006. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll related expense as a percentage of net revenue increased from 59.7 percent in the first quarter of fiscal 2006 to 65.4 percent in the first quarter of fiscal 2007 primarily due to increases in overtime and temporary staffing wages. Other operating expenses as a percentage of net revenue declined from 21.5 percent in the first quarter of fiscal 2006 to 18.9 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses, a $0.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

DSO increased 15 days directly as a result of a change in collection patterns stemming from the consolidation of two regional billing locations as discussed above. The 15 day increase includes approximately 11 days associated with the discontinued New Jersey operations.

Segment C

The following table presents financial results and key operating statistics for Segment C for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$32,743	$31,544	$1,199	3.8%
Fire and other services	11,347	10,072	1,275	12.7%

Total net revenue	$44,090	$41,616	$2,474	5.9%

Segment profit	$4,095	$7,788	$(3,693)	(47.4)%
Segment profit margin	9.3%	18.7%
Medical transports	65,538	62,123	3,415	5.5%
Alternative transports	3,365	3,304	61	1.8%
Net/net EMS APC	$489	$498	$(9)	(1.8)%
Fire subscriptions at period end	83,734	80,468	3,266	4.1%
DSO	58	37	21	55.7%

The increase in medical transportation and related services resulted from our new service area in Utah contributing $1.3 million, which commenced on April 3, 2006. This new service area revenue was offset by a $0.1 million decline in same service area revenue. Uncompensated care as a percentage of gross medical transportation revenue increased from 11.2 percent in the first quarter of fiscal 2006 to 12.7 percent in the first quarter of fiscal 2007 primarily due the impact of ambulance rate increases specific to our private pay patients in this segment. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to MA plans. These sustained disruptions in collections from government and commercial payers continue to drive increases in our estimate for uncompensated care resulting from our provisioning methodology. The increase in fire and other services revenue is primarily due to 4.1 percent growth in the number of fire subscriptions and higher fire subscription rates. The increase in the number of medical transports was primarily a result of the new Utah service area, which contributed approximately 3,000 additional transports during the first quarter of fiscal 2007.

Payroll related expense as a percentage of net revenue increased from 56.5 percent in the first quarter of fiscal 2006 to 61.3 percent in the first quarter of fiscal 2007 primarily due to wage increases resulting from the fiscal 2007 renegotiation of union contracts, increased overtime and fill-in staffing to support the increase in transports, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 24.4 percent in the first quarter of fiscal 2006 to 23.5 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses and a $0.2 million decrease in professional fees due to fiscal 2006 contract negotiations and franchise protection efforts partially offset by increases in first responder fees, of which $0.4 million related to our new contract in Utah.

DSO increased 21 days primarily as a result of the extended collection cycle related to Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans, as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

Segment D

The following table presents financial results and key operating statistics for Segment D for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$24,767	$22,210	$2,557	11.5%
Other services	268	39	229	#

Total net revenue	$25,035	$22,249	$2,786	12.5%

Segment profit	$3,722	$1,571	$2,151	#
Segment profit margin	14.9%	7.1%
Medical transports	69,132	63,800	5,332	8.4%
Alternative transports	8,209	6,790	1,419	20.9%
Net/net EMS APC	$311	$304	$7	2.4%
DSO	80	76	4	5.6%

#	Variances over 100% not displayed.

Same service area revenue accounted for $1.5 million of the increase in net medical transportation and related services revenue while the remaining $1.1 million resulted from our new Orlando Regional contract, which commenced on September 10, 2005. Approximately $0.6 million of the increase in same service area net medical transportation and related services revenue was a result of increased rates while the remainder was due to increased transports. Uncompensated care as a percentage of gross medical transportation revenue increased from 18.7 percent in the first quarter of fiscal 2006 to 19.4 percent in the first quarter of fiscal 2007 due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated uncompensated care. Our new Orlando Regional Medical Center contract resulted in approximately 3,900 additional medical transports for the three months ended September 30, 2006. The increase in same service area medical transports is due to significant population growth in certain markets and increased interfacility transports, specifically in the Colorado market.

Payroll related expense as a percentage of net revenue decreased from 54.9 percent in the first quarter of fiscal 2006 to 53.1 percent in the first quarter of fiscal 2007 primarily due to efficiencies achieved from switching from 12 hour shifts to 24 hour shifts in certain markets. Other operating expenses as a percentage of net revenue decreased from 35.4 percent in the first quarter of fiscal 2006 to 27.6 percent in the first quarter of fiscal 2007 primarily driven by a $0.3 million decrease in first-responder fees and decreases in other miscellaneous operating costs, none of which were individually significant. These declines were partially offset by a $0.3 million increase in professional fees incurred in fiscal 2007 associated with franchise protection efforts in certain markets and a $0.1 million increase in vehicle related expenses which were directly related to increased transports.

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

The table below summarizes cash flow information for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Net cash provided by operating activities	$4,742	$4,987
Net cash used in investing activities	(634)	(13,914)
Net cash provided by financing activities	205	47

Operating Activities

Net cash provided by operating activities totaled $4.7 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively. The $1.9 million decrease in net income was partially offset by a $0.8 million increase in net operating assets from the first quarter of fiscal 2006 to the corresponding period of fiscal 2007 and a $0.8 million increase in non-cash charges. The decrease in net income is primarily attributable to a gain recognized on the sale of real estate in Arizona during the first quarter of fiscal 2006 and severance benefits expense associated with the employment agreement of the Company’s former Chief Financial Officer during the first quarter of fiscal 2007. The increase in net operating assets is primarily attributable to growth in medical transportation revenue and the impact of disruptions of our collections cycle, and an increase in prepaid assets due to increased current general liability and workers compensation insurance premiums partially offset by a decrease in accrued wages due to the timing of payroll funding and the accrued severance benefits expense described above. The increase in non-cash items is primarily attributable to an increase in the estimate for uncompensated care caused by the impact of ambulance rate increases specific to our private pay patients and the impact of disruptions of our collections cycle as well as the previously mentioned gain on real estate, partially offset by a decrease in non-cash deferred income tax benefit relating to the utilization of a portion of our net operating loss carryforwards.

We had working capital of $47.6 million at September 30, 2006, including cash, cash equivalents and short-term investments of $9.9 million, compared to working capital of $41.0 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The increase in working capital as of September 30, 2006 is primarily related to higher net accounts receivable due to the previously mentioned growth in medical transportation revenue and the impact of disruptions of our collections cycle and higher prepaid expenses due to increased general liability insurance premiums combined with lower accounts payable due to the timing of payments to vendors partially offset by increased accrued wages.

DSO increased 12 days from September 30, 2005 to September 30, 2006, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 2 days of the 12 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

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

	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
Financial Covenant			December 31, 2006	March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.50	4.28	< 4.25	< 4.25	< 4.00
Interest expense coverage ratio	> 2.25	2.26	> 2.25	> 2.50	> 2.50
Fixed charge coverage ratio	> 1.15	1.24	> 1.15	> 1.20	> 1.20
Maintenance capital expenditure (1)	N/A	N/A	N/A	N/A	< $22.0 million
New business capital expenditure	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

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

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Net income	$1,753	$3,579
Add back:
Depreciation and amortization	3,020	2,813
Interest expense	7,785	7,508
Interest income	(120)	(153)
Income tax provision	2,045	3,722

EBITDA	$14,483	$17,469

Increase (decrease):
Interest expense	(7,785)	(7,508)
Interest income	120	153
Income tax provision	(2,045)	(3,722)
Deferred income taxes	1,628	3,166
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Changes in operating assets and liabilities	(4,678)	(5,469)

Net cash provided by operating activities	$4,742	$4,987

For the three months ended September 30, 2006, consolidated EBITDA of $14.5 million included a 150 basis point increase in uncompensated care as a percentage of gross medical transportation revenue and the positive impact of $0.6 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA for the three months ended September 30, 2005 of $17.5 million included the positive impact of $0.7 million from discontinued operations and a $1.3 million gain on the sale of real estate in Arizona.

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

Item 4. Controls and Procedures

Restatement

As discussed in the Explanatory Note to this Form 10-Q/A for the fiscal quarter ended September 30, 2006, and in Note 2 of the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated February 13, 2007, management of the Company has amended its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. This Amendment is being filed in connection with the Company’s restatement of its annual consolidated financial statements as of and for the years ended June 30, 2006, 2005 and 2004, the interim consolidated financial statements for each of the quarters within the years ended June 30, 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company’s identification of certain accounting practice errors relating to its inventory. Specifically, the Company has determined that certain durable medical supply items were incorrectly included in inventory. Historically, the Company has counted these items as inventory and valued them within its inventory balance.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (the fiscal quarter ended September 30, 2006). In its Original Filing, filed with the Commission on November 14, 2006, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this re-evaluation and solely as a result of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of September 30, 2006. The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical supply items were improperly included in inventory. This control deficiency resulted in the restatement of the Company’s 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, the control deficiency could result in a material misstatement of inventory and operating expenses that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In an effort to remediate the material weakness described above and in connection with the preparation of its Amended Annual Report on Form 10-K/A for fiscal 2006, and its Amended Quarterly Reports on Form 10-Q/A for the interim periods ended March 31, 2006 and September 30, 2006, the Company has conducted and completed a review of its controls relating to accounting for inventory, and corrected its method of accounting. These steps were completed subsequent to March 31, 2006 but prior to the filing date of this Amendment. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, the newly designed controls have not yet operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Additionally, management intends to enhance its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. Management currently expects that these steps will be completed by June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the three month period ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings

The information contained in Footnote 15 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this report.

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

We are a Delaware company which has adopted a Shareholder Rights Plan pursuant to which we issued one preferred stock purchase right, or a Right, for each outstanding share of common stock. Our Shareholder Rights Plan could make it difficult for a third party to acquire us, even if doing so would benefit security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors. Anti-takeover provisions in Delaware law, certain provisions of our charter and the Shareholder Rights Plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

Item 6. Exhibits

Exhibits
10.1	Amendment No. 4, dated as of November 10, 2006 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners.(1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: March 22, 2007	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ GREGORY A. BARBER
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Amendment No. 4, dated as of November 10, 2006 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners. (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006.