Form 10-Q
period 2006-12-31
RURAL/METRO CORP /DE/
filed 2007-03-23
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

There were 24,645,853 shares of the registrant’s Common Stock outstanding on March 19, 2006.

EXPLANATORY NOTE

In this Form 10-Q, Rural/Metro Corporation (the “Company”) is restating its consolidated financial statements for the three- and six- month periods ended December 31, 2005. This Form 10-Q also reflects the amendment of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-Q for the quarter ended December 31, 2005, as it related to the period ended December 31, 2005.

On February 14, 2007, the Company filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct certain accounting practice errors relating to its inventory. As more fully described in Note 3 of the financial statements, the Company has determined that certain durable medical supply items should not be classified as inventory.

During the quarter ended December 31, 2006, and as more fully described in Note 2 of the financial statements, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients. This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement 154, “Accounting Changes and Error Corrections” (“SFAS 154”). The Company now reflects revenue net of estimated uncompensated care, and this Form 10-Q reflects such change. Previously, the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense. The restated financial statements resulting from this change in accounting policy do not change the previously reported operating income, net income, earnings per share, and operating cash flows. See Notes 2 and 3 of the financial statements for the amended results relating to the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the restated results relating to the correction of certain accounting practice errors relating to inventory.

Due to the restatement of the financial statements, the Company did not timely file this Form 10-Q, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, the Company received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of this Form 10-Q, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of this Form 10-Q with the SEC. Any or all forward-looking statements relating to the default made in this Form 10-Q (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Report on Form 10-Q.

Item 4 of this Form 10-Q describes management’s evaluation of its disclosure controls and procedures and internal control over financial reporting as of December 31, 2006.

On or about the same date that this Form 10-Q is filed, the Company is filing amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2006 and September 30, 2006, and an amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, each of which will contain restated financial information.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands, except share data)

	December 31, 2006	June 30, 2006 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,799	$3,041
Short-term investments	—	6,201
Accounts receivable, net	86,556	83,367
Inventories	9,332	8,828
Deferred tax assets	7,514	9,574
Prepaid expenses and other	6,099	3,698

Total current assets	117,300	114,709

Property and equipment, net	47,565	45,970
Goodwill	38,362	38,362
Deferred tax assets	69,308	71,051
Insurance deposits	1,928	2,842
Other assets	18,299	23,454

Total assets	$292,762	$296,388

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,821	$13,957
Accrued liabilities	37,087	38,590
Deferred revenue	21,233	21,342
Current portion of long-term debt	38	37

Total current liabilities	73,179	73,926

Long-term debt, net of current portion	288,089	291,337
Other liabilities	21,866	25,332

Total liabilities	383,134	390,595

Minority interest	2,540	2,065

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at both December 31, 2006 and June 30, 2006	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,600,810 and 24,495,518 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	246	245
Additional paid-in capital	154,266	153,955
Treasury stock, 96,246 shares at both December 31, 2006 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(246,185)	(249,233)

Total stockholders’ deficit	(92,912)	(96,272)

Total liabilities, minority interest and stockholders’ deficit	$292,762	$296,388

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Net revenue	$116,941	$113,396	$233,782	$224,729

Operating expenses:
Payroll and employee benefits	72,429	66,832	145,370	132,751
Depreciation and amortization	3,007	2,807	6,027	5,528
Other operating expenses	30,409	30,266	59,033	60,090
(Gain) loss on sale of assets	11	35	8	(1,307)

Total operating expenses	105,856	99,940	210,438	197,062

Operating income	11,085	13,456	23,344	27,667
Interest expense	(7,986)	(7,748)	(15,771)	(15,256)
Interest income	140	172	260	325

Income from continuing operations before income
taxes and minority interest	3,239	5,880	7,833	12,736
Income tax provision	(2,126)	(2,412)	(4,180)	(5,916)
Minority interest	(201)	(153)	(974)	(315)

Income from continuing operations	912	3,315	2,679	6,505
Income (loss) from discontinued operations, net of income taxes	383	(459)	369	(70)

Net income	$1,295	$2,856	$3,048	$6,435

Income per share
Basic-
Income from continuing operations	$0.04	$0.14	$0.11	$0.27
Income (loss) from discontinued operations	0.01	(0.02)	0.01	(0.00)

Net income	$0.05	$0.12	$0.12	$0.27

Diluted-
Income from continuing operations	$0.04	$0.13	$0.11	$0.26
Income (loss) from discontinued operations	0.01	(0.02)	0.01	(0.01)

Net income	$0.05	$0.11	$0.12	$0.25

Average number of common shares outstanding—Basic	24,581	24,330	24,546	24,281

Average number of common shares outstanding—Diluted	25,011	25,298	24,953	25,280

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2006, as previously reported	24,495,518	$245	$153,955	$(1,239)	$(246,433)	$(93,472)
Adjustment due to inventory correction (See Note 3)	—	—	—	—	(2,800)	(2,800)

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(249,233)	(96,272)
Issuance of common stock due to options exercised under Stock Option Plans	105,292	1	225	—	—	226
Tax benefit from options exercised under Stock Option Plans	—	—	93	—	—	93
Stock-based compensation benefit	—	—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income	—	—	—	—	3,048	3,048

Comprehensive income						3,048

Balance at December 31, 2006	24,600,810	$246	$154,266	$(1,239)	$(246,185)	$(92,912)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2006	2005 (As restated)
Cash flows from operating activities:
Net income	$3,048	$6,435
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	6,028	5,720
Accretion of 12.75% Senior Discount Notes	3,772	3,349
Deferred income taxes	3,803	5,302
Insurance adjustments	(3,128)	(2,387)
Amortization of deferred financing costs	1,007	1,100
Undistributed earnings of minority shareholder	975	315
Gain on sale of property and equipment	(667)	(1,307)
Stock-based compensation (benefit) expense	(7)	16
Change in assets and liabilities—
Accounts receivable	(3,189)	(12,892)
Inventories	(504)	(142)
Prepaid expenses and other	(2,401)	2,368
Insurance deposits	914	1,779
Other assets	3,831	1,738
Accounts payable	762	(98)
Accrued liabilities	(282)	(6,196)
Deferred revenue	(109)	316
Other liabilities	(1,189)	380

Net cash provided by operating activities	12,664	5,796

Cash flows from investing activities:
Sales of short-term investments	18,451	30,100
Purchases of short-term investments	(12,250)	(37,700)
Capital expenditures	(7,432)	(9,096)
Proceeds from the sale of property and equipment	687	1,559

Net cash used in investing activities	(544)	(15,137)

Cash flows from financing activities:
Repayment of debt	(7,019)	(7,738)
Distributions to minority shareholders	(500)	(155)
Issuance of common stock	226	595
Cash paid for debt issuance costs	(162)	—
Tax benefit from the exercise of stock options	93	436

Net cash used in financing activities	(7,362)	(6,862)

Increase (decrease) in cash and cash equivalents	4,758	(16,203)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$7,799	$1,485

Non-cash investing activities:
Property and equipment funded by liabilities	$102	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements for the three and six months ended December 31, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 22, 2007.

(1)	Significant Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. For a discussion of the change in accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients and the correction of certain accounting errors relating to inventory, see Notes 2 and 3, respectively. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to understanding our results of operations. The discussion below is not intended to represent a comprehensive list of our accounting policies.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks in excess of cash on-hand are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in operating activities on the consolidated statement of cash flows.

Overdraft balances were $2.3 million and $1.3 million at December 31, 2006 and June 30, 2006, respectively, and were included in accounts payable in the Company’s consolidated balance sheet.

Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities. Short-term investments totaled $0 and $6.2 million at December 31, 2006 and June 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform to the current year presentation.

Medical Transportation and Related Services Revenue Recognition

Medical transportation and related services fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Because of the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these adjustments at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and uncompensated care. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $67.3 million and $132.9 million for the three and six months ended December 31, 2006, respectively and $61.3 million and $119.0 million for three and six months ended December 31, 2005, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross medical transportation and related services fee revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on medical transportation revenue from continuing operations totaled $27.4 million and $54.7 million for the three and six months ended December 31, 2006, respectively and $23.4 million and $45.9 million for three and six months ended December 31, 2005, respectively.

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

Reserves related to workers’ compensation claims totaled $11.7 million and $13.7 million at December 31, 2006 and 2005, respectively. Reserves related to general liability claims totaled $16.5 million and $21.7 million at December 31, 2006 and 2005, respectively.

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

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting policy was applied retrospectively in accordance with Statement of Financial Accounting Standards Board (“SFAS”) Statement No. 154, “Accounting Changes and Error Corrections.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Previously the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide related to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. The retrospective application of this accounting change decreased net revenue and other operating expenses by $23.9 million and $46.7 million for the three and six months ended December 31, 2005, respectively. The change in accounting policy, retrospectively applied to the financial statements for the three months and six months ended December 31, 2005 did not change the previously reported income from continuing operations or net income. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

(3)	Inventory Restatement—Correction

In connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. Previously issued financial statements for the three- and six-months ended December 31, 2005 have been restated for the impact of expensing these items and resulted in an increase in net earnings of $89,000. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was an increase in the accumulated deficit as of July 1, 2006 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory.

The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the three and six months ended December 31, 2005 and at December 31, 2005, respectively are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred tax assets	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred tax assets	69,657	1,394	71,051
Total assets	$299,192	$(2,804)	296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ equity (deficit)	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	296,388

	Consolidated Statement of Operations
	Three Months Ended December 31, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 2)	Adjustments due to inventory correction	Three Months Ended December 31, 2005 As restated
Net revenue	$113,396	$—	$113,396
Other operating expenses	30,403	(137)	30,266
Total operating expenses	100,077	(137)	99,940
Operating income	13,319	137	13,456
Income (loss) from continuing operations before income taxes and minority interest	5,743	137	5,880
Income tax (provision) benefit	(2,364)	(48)	(2,412)
Income (loss) from continuing operations	3,226	89	3,315
Net income	$2,767	$89	$2,856
Net income applicable to common stock	$2,767	$89	$2,856

Basic earnings per share	$0.11	$0.01	$0.12
Diluted earnings per share	$0.11	—	$0.11

	Consolidated Statement of Operations
	Six Months Ended December 31, 2005 As previously reported, adjusted for effect of revenue accounting change (Note 2)	Adjustments due to inventory correction	Six Months Ended December 31, 2005 As restated
Net revenue	$224,729	$—	$224,729
Other operating expenses	60,227	(137)	60,090
Total operating expenses	197,199	(137)	197,062
Operating income	27,530	137	27,667
Income (loss) from continuing operations before income taxes and minority interest	12,599	137	12,736
Income tax (provision) benefit	(5,868)	(48)	(5,916)
Income (loss) from continuing operations	6,416	89	6,505
Net income	$6,346	$89	$6,435
Net income applicable to common stock	$6,346	$89	$6,435

Basic earnings per share	$0.26	$0.01	$0.27
Diluted earnings per share	$0.25	—	$0.25

(4)	New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 14 to our consolidated financial statements, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of December 31, 2006, the Company’s defined benefit pension plan was overfunded. The Company is currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on its consolidated financial statements and related disclosures. As the Company currently measures the funded status of its plan as of the end of its fiscal year, the measurement date provisions will have no impact on its consolidated financial statements and related disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for the Company on June 30, 2007.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in-capital pool as prescribed by SFAS 123(R) or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company elected to use the alternative transition method provided in FSP 123(R)-3 to calculate the pool of windfall tax benefits as of the adoption date of SFAS 123(R).

(5)	Stock Based Compensation

At December 31, 2006, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired on November 5, 2002. The 2000 Plan, which provides for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors, had 480,664 common shares available for issuance at December 31, 2006.

The Company recognized $0 and $7,000 of stock based compensation benefit in the statement of operations for the three and six months ended December 31, 2006. The Company recognized approximately $7,000 and $16,000 of stock based compensation expense for the three and six months ended December 31, 2005, respectively. At December 31, 2006, there were no remaining unvested awards under either stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three and six months ended December 31, 2006.

(6)	Accrued Severance

At December 31, 2006, the Company had approximately $1.0 million in accrued severance benefits pursuant to an employment agreement with the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the six months ended December 31, 2006.

(7)	General Liability and Worker’s Compensation Plans

General Liability

The Company maintains insurance policies for comprehensive automobile liability and professional liability (referred to collectively as “general liability”). These policies are typically renewed annually. Management periodically reviews its general liability claim reserves and engages its independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims are obtained.

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves during the six month periods ended December 31, 2006 and 2005. Based on these analyses, the Company reduced its general liability claim reserves by $0.4 million during the second quarter of fiscal 2007 and increased its general liability claim reserves by $0.2 million during the second quarter of fiscal 2006. The related benefit and expense is reflected in other operating expenses for the three and six months ended December 31, 2006 and 2005, respectively.

Workers’ Compensation

The Company maintains insurance policies for workers’ compensation and employer’s liability. The Company is required by law to maintain statutory limits of workers’ compensation insurance. These policies are typically renewed annually. Management periodically reviews its workers’ compensation claim reserves and engages its independent actuaries to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims are obtained. These adjustments may be reflected as changes to the Company’s reserve liabilities or collateral deposit assets.

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves during the six month periods ended December 31, 2006 and 2005. Based on these analyses, the Company reduced its workers’ compensation claim reserves by $3.1 million and $1.5 million during the second quarters of fiscal 2007 and 2006, respectively. The related benefit is reflected as a reduction of payroll and employee benefits for the three and six months ended December 31, 2006 and 2005, respectively.

Additionally, the Company recognized estimated premium refunds and reserve adjustments totaling $0.4 million as an increase to payroll and employee benefits and a decrease to other assets for the three and six months ended December 31, 2006, and $1.1 million as a reduction of payroll and employee benefits for the three and six months ended December 31, 2005 based upon an updated loss assessment prepared by its independent actuaries. Of the $1.1 million recognized during the second quarter of fiscal 2006, $0.8 million pertained to policy years ended April 30, 2004 and 2003 and was reflected as an increase in other assets and the remaining $0.3 million pertained to the policy year ended April 30, 2005 and was reflected as a reduction to the Company’s workers’ compensation claim reserves. The Company has recorded loss reserves for claims expected to be incurred during this policy period as the risk of loss was not effectively transferred to the insurer.

(8)	Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2006	June 30, 2006
Senior Secured Term Loan B due March 2011	$100,000	$107,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	62,942	59,170
Other obligations, at varying rates from 6.0% to 12.75%, due through 2013	185	204

Long-term debt	288,127	291,374
Less: Current maturities	(38)	(37)

Long-term debt, net of current maturities	$288,089	$291,337

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25 percent per annum based on contractual periods from one to six months in length at the Company’s option. At December 31, 2006, $85.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.61 percent per annum, while the remaining $15.0 million was under a LIBOR option three-month contract accruing interest at 7.62 percent. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50 percent per annum, and the remaining $10.0 million outstanding was under a LIBOR option three-month contract accruing interest at 7.40 percent.

The Company has capitalized $13.5 million of expenses associated with its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $9.9 million and $10.8 million at December 31, 2006 and June 30, 2006, respectively, and are included in other assets in the consolidated balance sheet.

On November 8, 2006, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), made a $7.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.2 million of deferred financing costs during the second quarter of fiscal 2007. Rural/Metro LLC has made inception-to-date unscheduled principal payments totaling $35.0 million, and may, from time to time, make additional unscheduled principal payments at its discretion.

At December 31, 2006, the Company had $39.0 million issued under its $45.0 million Letter of Credit Facility, primarily in support of insurance deductible arrangements. In addition, the Company’s $20.0 million Revolving Credit Facility, which includes a letter of credit sub-line in the amount of $10.0 million, was undrawn at December 31, 2006.

The senior secured credit facilities (collectively, the “2005 Credit Facility”), the $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

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

The Company was in compliance with all of its covenants, as amended, under its 2005 Credit Facility at December 31, 2006. Due to the restatement of the financial statements, we did not timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, we received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. In addition, any default under the notes relating to the untimely filing of this Form 10-Q, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of this report with the SEC. See Credit Facility Amendments below and Note 16 to the consolidated financial statements.

	Level Specified in Agreement	Level Achieved for Specified Period	Level to be Achieved at
Financial Covenant			March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.75	3.84	< 4.75		< 4.75
Interest expense coverage ratio	> 2.00	2.67	> 2.00		> 2.00
Fixed charge coverage ratio	> 1.10	1.42	> 1.10		> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $	22.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $	4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

Credit Facility Amendments

On November 10, 2006, the Company amended the 2005 Credit Facility (“Amendment No. 4”) to modify the definition of the Consolidated EBITDA covenant to exclude the severance benefits associated with the termination of the Company’s former Chief Financial Officer. Amendment No. 4 was effective as of September 30, 2006.

On January 18, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 5”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, Amendment No. 5 modified the definitions of “Consolidated Net Income” and “Consolidated Net Rental and Operating Lease Expense” to exclude discontinued operations prior to June 30, 2006. In connection with Amendment No. 5, the Company paid $0.7 million in lender and administration fees during the third quarter of fiscal 2007. Of this amount, $0.5 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. As a result of entering into Amendment No. 5, which is effective as of December 31, 2006, the Company is in compliance with all of its covenants under the 2005 Credit Facility at December 31, 2006. See the discussion above in this Note.

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent	Rural/Metro LLC	Rural/Metro Inc.	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$6,820	$979	$—	$7,799	$—	$7,799
Short-term investments	—	—	—	—	—	—	—	—	—
Accounts receivable, net	—	—	—	78,430	8,126	—	86,556	—	86,556
Inventories	—	—	—	9,332	—	—	9,332	—	9,332
Deferred tax assets	—	—	—	7,514	—	—	7,514	—	7,514
Prepaid expenses and other	—	25	—	6,074	—	—	6,099	—	6,099

Total current assets	—	25	—	108,170	9,105	—	117,300	—	117,300

Property and equipment, net	—	—	—	47,362	203	—	47,565	—	47,565
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	69,308	—	—	69,308	—	69,308
Insurance deposits	—	—	—	1,928	—	—	1,928	—	1,928
Other assets	1,806	8,132	—	7,836	525	—	16,493	—	18,299
Due from (to) affiliates (1)	—	137,060	125,000	(134,238)	(2,822)	(125,000)	—	—	—
Due from (to) Parent	(42,704)	42,704	—	—	—	—	42,704	—	—
Rural/Metro LLC investment in subsidiaries	—	53,233	—	—	—	(53,233)	—	—	—
Parent Company investment in Rural/Metro LLC	10,928	—	—	—	—	—	—	(10,928)	—

Total assets	$(29,970)	$241,154	$125,000	$138,728	$7,011	$(178,233)	$333,660	$(10,928)	$292,762

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,538	$1,283	$—	$14,821	$—	$14,821
Accrued liabilities	—	5,226	—	31,212	649	—	37,087	—	37,087
Deferred revenue	—	—	—	21,233	—	—	21,233	—	21,233
Current portion of long-term debt	—	—	—	38	—	—	38	—	38

Total current liabilities	—	5,226	—	66,021	1,932	—	73,179	—	73,179

Long-term debt, net of current portion (1)	62,942	225,000	125,000	147	—	(125,000)	225,147	—	288,089
Other liabilities	—	—	—	21,866	—	—	21,866	—	21,866

Total liabilities	62,942	230,226	125,000	88,034	1,932	(125,000)	320,192	—	383,134

Minority interest	—	—	—	—	—	2,540	2,540	—	2,540

Stockholders’ equity (deficit):		—	—
Common stock	246	—	—	90	—	(90)	—	—	246
Additional paid-in capital	154,266	—	—	74,770	20	(74,790)	—	—	154,266
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(246,185)	—	—	(24,166)	5,059	19,107	—	—	(246,185)
Member equity	—	10,928	—	—	—	—	10,928	(10,928)	—

Total stockholders’ equity (deficit)	(92,912)	10,928	—	50,694	5,079	(55,773)	10,928	(10,928)	(92,912)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(29,970)	$241,154	$125,000	$138,728	$7,011	$(178,233)	$333,660	$(10,928)	$292,762

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)					Rural/Metro Corporation Consolidated (As restated)
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.		Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Current portion of deferred tax assets	—	—	—	9,574	—	—	9,574	—	9,574
Prepaid expenses and other	—	75	—	3,619	4	—	3,698	—	3,698

Total current assets	—	75	—	106,718	7,916	—	114,709	—	114,709
Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	71,051	—	—	71,051	—	71,051
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	35,020	—	—	—	(35,020)	—	—	—
Parent Company investment in LLC	4,017	—	—	—	—	—		(4,017)	—

Total assets	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,914	454	—	38,590	—	38,590
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,023	1,681	—	73,926	—	73,926

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,522	1,681	(125,000)	331,425	—	390,595

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,233)	—	—	(41,905)	4,110	37,795	—	—	(249,233)
Member equity	—	4,017	—	—	—	—	4,017	(4,017)	—

Total stockholders’ equity (deficit)	(96,272)	4,017	—	32,955	4,130	(37,085)	4,017	(4,017)	(96,272)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent	Rural/Metro LLC	Rural/Metro Inc.	Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
Net revenue	$—	$—	$—	$113,377	$10,126	$(6,562)	$116,941	$—	$116,941
Operating expenses:
Payroll and employee benefits	—	—	—	72,404	25	—	72,429	—	72,429
Depreciation and amortization	—	—	—	3,007	—	—	3,007	—	3,007
Other operating expenses	—	—	—	27,254	9,717	(6,562)	30,409	—	30,409
Loss on sale of assets	—	—	—	11	—	—	11	—	11

Total operating expenses	—	—	—	102,676	9,742	(6,562)	105,856	—	105,856

Operating income	—	—	—	10,701	384	—	11,085	—	11,085
Equity in earnings of subsidiaries	3,277	9,231	—	—	—	(9,231)	—	(3,277)	—
Interest expense	(1,982)	(5,954)	—	(50)	—	—	(6,004)	—	(7,986)
Interest income	—	—	—	121	19	—	140	—	140

Income from continuing operations before income taxes and minority interest	1,295	3,277	—	10,772	403	(9,231)	5,221	(3,277)	3,239
Income tax provision	—	—	—	(2,126)	—	—	(2,126)	—	(2,126)
Minority interest	—	—	—	—	—	(201)	(201)	—	(201)

Income from continuing operations	1,295	3,277	—	8,646	403	(9,432)	2,894	(3,277)	912
Income from discontinued operations, net of income taxes	—	—	—	383	—	—	383	—	383

Net income	$1,295	$3,277	$—	$9,029	$403	$(9,432)	$3,277	$(3,277)	$1,295

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$109,590	$9,479	$(5,673)	$113,396	$—	$113,396

Operating expenses:
Payroll and employee benefits	7	—	—	66,800	25	—	66,825	—	66,832
Depreciation and amortization	—	—	—	2,805	2	—	2,807	—	2,807
Other operating expenses	—	—	—	26,783	9,156	(5,673)	30,266	—	30,266
Loss on sale of assets	—	—	—	35	—	—	35	—	35

Total operating expenses	7	—	—	96,423	9,183	(5,673)	99,933	—	99,940

Operating income (loss)	(7)	—	—	13,167	296	—	13,463	—	13,456

Equity in earnings of subsidiaries	4,627	10,614	—	—	—	(10,614)	—	(4,627)	—
Interest expense	(1,764)	(5,987)	—	3	—	—	(5,984)	—	(7,748)
Interest income	—	—	—	162	10	—	172	—	172

Income from continuing operations before income taxes and minority interest	2,856	4,627	—	13,332	306	(10,614)	7,651	(4,627)	5,880
Income tax provision	—	—	—	(2,412)	—	—	(2,412)	—	(2,412)
Minority interest	—	—	—	—	—	(153)	(153)	—	(153)

Income from continuing operations	2,856	4,627	—	10,920	306	(10,767)	5,086	(4,627)	3,315
Loss from discontinued operations, net of income taxes	—	—	—	(459)	—	—	(459)	—	(459)

Net income	$2,856	$4,627	$—	$10,461	$306	$(10,767)	$4,627	$(4,627)	$2,856

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors			Rural/Metro LLC -Consolidated		Rural Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.		Non- Guarantor	Eliminations		Eliminations
Net revenue	$—	$—	$—	$226,277	$20,653	$(13,148)	$233,782	$—	$233,782

Operating expenses:
Payroll and employee benefits	(7)	—	—	145,330	47	—	145,377	—	145,370
Depreciation and amortization	—	—	—	6,026	1	—	6,027	—	6,027
Other operating expenses	—	—	—	53,492	18,689	(13,148)	59,033	—	59,033
Loss on sale of assets	—	—	—	8	—	—	8	—	8

Total operating expenses	(7)	—	—	204,856	18,737	(13,148)	210,445	—	210,438

Operating income	7	—	—	21,421	1,916	—	23,337	—	23,344
Equity in earnings of subsidiaries	6,911	18,713	—	—	—	(18,713)	—	(6,911)	—
Interest expense	(3,870)	(11,802)	—	(99)	—	—	(11,901)	—	(15,771)
Interest income	—	—	—	228	32	—	260	—	260

Income from continuing operations before income taxes and minority interest	3,048	6,911	—	21,550	1,948	(18,713)	11,696	(6,911)	7,833
Income tax provision	—	—	—	(4,180)	—	—	(4,180)	—	(4,180)
Minority interest	—	—	—	—	—	(974)	(974)	—	(974)

Income from continuing operations	3,048	6,911	—	17,370	1,948	(19,687)	6,542	(6,911)	2,679
Income from discontinued operations, net of income taxes	—	—	—	369	—	—	369	—	369

Net income	$3,048	$6,911	$—	$17,739	$1,948	$(19,687)	$6,911	$(6,911)	$3,048

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$217,212	$18,891	$(11,374)	$224,729	$—	$224,729

Operating expenses:
Payroll and employee benefits	16	—	—	132,701	34	—	132,735	—	132,751
Depreciation and amortization	—	—	—	5,526	2	—	5,528	—	5,528
Other operating expenses	—	—	—	53,214	18,250	(11,374)	60,090	—	60,090
Gain on sale of assets	—	—	—	(1,297)	(10)	—	(1,307)	—	(1,307)

Total operating expenses	16	—	—	190,144	18,276	(11,374)	197,046	—	197,062

Operating income (loss)	(16)	—	—	27,068	615	—	27,683	—	27,667

Equity in earnings of subsidiaries	9,901	21,672	—	—	—	(21,672)	—	(9,901)	—
Interest expense	(3,450)	(11,771)	—	(35)	—	—	(11,806)	—	(15,256)
Interest income	—	—	—	310	15	—	325	—	325

Income from continuing operations before income taxes and minority interest	6,435	9,901	—	27,343	630	(21,672)	16,202	(9,901)	12,736
Income tax provision	—	—	—	(5,916)	—	—	(5,916)	—	(5,916)
Minority interest	—	—	—	—	—	(315)	(315)	—	(315)

Income from continuing operations	6,435	9,901	—	21,427	630	(21,987)	9,971	(9,901)	6,505
Loss from discontinued operations, net of income taxes	—	—	—	(70)	—	—	(70)	—	(70)

Net income	$6,435	$9,901	$—	$21,357	$630	$(21,987)	$9,901	$(9,901)	$6,435

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors					Rural Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.		Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations
Cash flows from operating activities:
Net income	$3,048	$6,911	$—	$17,739	$1,948	$(19,687)	$6,911	$(6,911)	$3,048
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	6,027	1	—	6,028	—	6,028
Accretion of 12.75% Senior Discount Notes	3,772	—	—	—	—	—	—	—	3,772
Deferred income taxes	(93)	—	—	3,896	—	—	3,896	—	3,803
Insurance adjustments	—	—	—	(3,128)	—	—	(3,128)	—	(3,128)
Amortization of deferred financing costs	98	909	—	—	—	—	909	—	1,007
Earnings of minority shareholder	—	—	—	—	—	975	975	—	975
Gain on sale of property and equipment	—	—	—	(667)	—	—	(667)	—	(667)
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(1,825)	(1,364)	—	(3,189)	—	(3,189)
Inventories	—	—	—	(504)	—	—	(504)	—	(504)
Prepaid expenses and other	—	(50)	—	(2,347)	(4)	—	(2,401)	—	(2,401)
Insurance deposits	—	—	—	914	—	—	914	—	914
Other assets	—	—	—	3,831	—	—	3,831	—	3,831
Accounts payable	—	—	—	706	56	—	762	—	762
Accrued liabilities	—	4	—	(481)	195	—	(282)	—	(282)
Deferred revenue	—	—	—	(109)	—	—	(109)	—	(109)
Other liabilities	—	—	—	(1,189)	—	—	(1,189)	—	(1,189)

Net cash provided by operating activities	6,818	7,774	—	22,863	832	(18,712)	12,757	(6,911)	12,664

Cash flows from investing activities:
Sales of short-term investments	—	—	—	18,451	—	—	18,451	—	18,451
Purchases of short-term investments	—	—	—	(12,250)	—	—	(12,250)	—	(12,250)
Capital expenditures	—	—	—	(7,432)	—	—	(7,432)	—	(7,432)
Proceeds from the sale of property and equipment	—	—	—	687	—	—	687	—	687

Net cash used in investing activities	—	—	—	(544)	—	—	(544)	—	(544)

Cash flows from financing activities:
Repayment of debt	—	—	—	(7,019)	—	—	(7,019)	—	(7,019)
Distributions to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distributions to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Issuance of common stock	—	—	—	226	—	—	226	—	226
Cash paid for debt issuance costs	—	(162)	—	—	—	—	(162)	—	(162)
Tax benefit from the exercise of stock options	93	—	—	—	—	—	—	—	93
Due to/from affiliates	(6,911)	(8,112)	—	(10,597)	(3)	18,712	—	6,911	—

Net cash used in financing activities	(6,818)	(7,774)	—	(17,390)	(1,003)	18,712	(7,455)	6,911	(7,362)

Increase (decrease) in cash and cash equivalents	—	—	—	4,929	(171)	—	4,758	—	4,758
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$6,820	$979	$—	$7,799	$—	$7,799

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Cash flows from operating activities:
Net income	$6,435	$9,901	$—	$21,357	$630	$(21,987)	$9,901	$(9,901)	$6,435
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	5,718	2	—	5,720	—	5,720
Accretion of 12.75% Senior Discount Notes	3,349	—	—	—	—	—	—	—	3,349
Deferred income taxes	—	—	—	5,302	—	—	5,302	—	5,302
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	101	999	—	—	—	—	999	—	1,100
Earnings of minority shareholder	—	—	—	—	—	315	315	—	315
Gain on sale of property and equipment	—	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Stock-based compensation expense	16	—	—	—	—	—	—	—	16
Changes in assets and liabilities—
Accounts receivable	—	—	—	(12,749)	(143)	—	(12,892)	—	(12,892)
Inventories	—	—	—	(142)	—	—	(142)	—	(142)
Prepaid expenses and other	—	50	—	2,317	1	—	2,368	—	2,368
Insurance deposits	—	—	—	1,779	—	—	1,779	—	1,779
Other assets	—	—	—	1,738	—	—	1,738	—	1,738
Accounts payable	—	—	—	204	(302)	—	(98)	—	(98)
Accrued liabilities	—	(230)	—	(6,095)	129	—	(6,196)	—	(6,196)
Deferred revenue	—	—	—	316	—	—	316	—	316
Other liabilities	—	—	—	380	—	—	380	—	380

Net cash provided by operating activities	9,901	10,720	—	16,431	317	(21,672)	5,796	(9,901)	5,796

Cash flows from investing activities:
Sales of short-term investments	—	—	—	30,100	—	—	30,100	—	30,100
Purchases of short-term investments	—	—	—	(37,700)	—	—	(37,700)	—	(37,700)
Capital expenditures	—	—	—	(8,891)	(205)	—	(9,096)	—	(9,096)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(14,932)	(205)	—	(15,137)	—	(15,137)

Cash flows from financing activities:
Repayment of debt	—	—	—	(7,738)	—	—	(7,738)	—	(7,738)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Issuance of common stock	595	—	—	—	—	—	—	—	595
Tax benefit from the exercise of stock options	436	—	—	—	—	—	—	—	436
Due to/from affiliates	(10,932)	(10,875)	—	(9,518)	(248)	21,672	1,031	9,901	—

Net cash used in financing activities	(9,901)	(10,720)	—	(17,256)	(558)	21,672	(6,862)	9,901	(6,862)

Decrease in cash and cash equivalents	—	—	—	(15,757)	(446)	—	(16,203)	—	(16,203)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$1,274	$211	$—	$1,485	$—	$1,485

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(9)	Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Current income tax benefit (provision)	$(193)	$98	$(475)	$(457)
Deferred income tax provision	(2,133)	(2,311)	(3,896)	(5,478)

Total income tax provision	$(2,326)	$(2,213)	$(4,371)	$(5,935)

Continuing operations provision	$(2,126)	$(2,412)	$(4,180)	$(5,916)
Discontinued operations benefit (provision)	(200)	199	(191)	(19)

Total income tax provision	$(2,326)	$(2,213)	$(4,371)	$(5,935)

The effective tax rate for the three and six months ended December 31, 2006 for continuing operations was 65.6 percent and 53.4 percent, respectively, which differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.2 million for the three and six months ended December 31, 2006.

The effective tax rate for the three and six months ended December 31, 2005 for continuing operations was 41.0 percent and 46.4 percent, respectively, which differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.4 million for the three and six months ended December 31, 2005.

The Internal Revenue Service examination of the Company’s federal income tax return for the year ended June 30, 2004 closed in the three months ended December 31, 2006. Management had previously provided for expected adjustments from the examination and that the final outcome resulted in no adjustments to the Company’s consolidated financial condition, results of operations or cash flows.

(10)	Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in gain on sale of assets in the consolidated statement of operations for the six months ended December 31, 2005.

(11)	Net Income Per Share

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Income from continuing operations	$912	$3,315	$2,679	$6,505

Average number of shares outstanding—Basic	24,581	24,330	24,546	24,281
Add: Incremental shares for dilutive effect of stock options	430	968	407	999

Average number of shares outstanding—Diluted	25,011	25,298	24,953	25,280

Income per share—basic	$0.04	$0.14	$0.11	$0.27

Income per share—diluted	$0.04	$0.13	$0.11	$0.26

Option shares with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share. Such options totaled 0.2 million and 0.5 million for the three and six months ended December 31, 2006, respectively, and 1.1 million for each of the three and six months ended December 31, 2005.

(12)	Segment Reporting

The Company has four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by the Chief Executive Officer. Although some of the Company’s operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire), Utah

West	California (medical transportation), Florida (medical transportation), Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation and related services while the Company’s fire and other services are predominantly in the South and Southwest Segments.

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

The following table summarizes segment information (in thousands):

	Mid-Atlantic	South	Southwest		West	Total
Three months ended December 31, 2006
Net revenues from external customers;
Medical transportation	$23,835	$17,109	$33,706		$24,255	$98,905
Fire and other (1)	838	5,811	11,155		232	18,036

Total net revenue	$24,673	$22,920	$44,861		$24,487	$116,941

Segment profit from continuing operations	$4,456	$2,529	$4,781		$2,326	$14,092

Three months ended December 31, 2005, as restated
Net revenues from external customers;
Medical transportation	$23,236	$16,068	$33,996		$23,412	$96,712
Fire and other (1)	846	5,415	10,387		36	16,684

Total net revenue	$24,082	$21,483	$44,383		$23,448	$113,396

Segment profit from continuing operations	$3,867	$2,697	$6,927		$2,772	$16,263

Six months ended December 31, 2006
Net revenues from continuing operations:
Medical transportation	$48,497	$33,407	$66,447		$49,023	$197,374
Fire and other (1)	1,862	11,544	22,502		500	36,408

Total net revenue	$50,359	$44,951	$88,949		$49,523	$233,782

Segment profit from continuing operations	$9,806	$4,640	$8,876		$6,049	$29,371

Six months ended December 31, 2005, as restated
Net revenues from continuing operations:
Medical transportation	$47,515	$33,093	$65,541		$45,621	$191,770
Fire and other (1)	1,705	10,720	20,459		75	32,959

Total net revenue	$49,220	$43,813	$86,000		$45,696	$224,729

Segment profit from continuing operations	$8,301	$5,868	$14,696	(2)	$4,330	$33,195

(1)	Other revenue consists of revenue generated from home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Southwest profit for the six months ended December 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Segment profit	$14,092	$16,263	$29,371	$33,195
Depreciation and amortization	(3,007)	(2,807)	(6,027)	(5,528)
Interest expense	(7,986)	(7,748)	(15,771)	(15,256)
Interest income	140	172	260	325

Income from continuing operations before income taxes and minority interest	$3,239	$5,880	$7,833	12,736

Segment assets consist of accounts receivable, inventory and goodwill. The following table summarizes segment asset information (in thousands):

	December 31, 2006	June 30, 2006 (As restated)
Mid-Atlantic	$15,051	$14,724
South	14,663	17,385
Southwest	30,943	29,377
West	25,899	21,881

Total segment assets	$86,556	$83,367

The following table represents a reconciliation of segment assets to total assets (in thousands):

	December 31, 2006	June 30, 2006 (As restated)
Segment assets	$86,556	$83,367
Cash and cash equivalents	7,799	3,041
Short-term investments	—	6,201
Inventories	9,332	8,828
Prepaid expenses and other	6,099	3,698
Deferred tax assets	76,822	80,625
Property and equipment, net	47,565	45,970
Goodwill	38,362	38,362
Insurance deposits	1,928	2,842
Other assets	18,299	23,454

Total assets	$292,762	$296,388

(13)	Discontinued Operations

During the prior fiscal year, the Company made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three and six months ended December 31, 2006 and 2005 are included in income (loss) from discontinued operations.

Net income (loss) from discontinued operations excludes the allocation of certain shared costs such as human resources, financial services, risk management, legal services and interest expense, among others, which are expected to continue. These ongoing services and related costs will be redirected to support new markets or for the expansion of existing service areas. Net revenue and income (loss) from discontinued operations, net of income taxes, is shown by segment in the tables below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenue:
Mid-Atlantic	$—	$571	$—	$2,027
South	—	3,448	—	7,445
Southwest	—	—	—	—
West	—	—	—	—

Net revenue from discontinued operations	$—	$4,019	$—	$9,472

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Income (loss):
Mid-Atlantic	$(9)	$(537)	$95	$(435)
South	392	78	279	365
Southwest	—	—	—	—
West	—	—	(5)	—

Income (loss) from discontinued operations, net of income taxes	$383	$(459)	$369	$(70)

Income from discontinued operations for the three and six months ended December 31, 2006 is presented net of income tax expense of $228,000 and $219,000, respectively. Loss from discontinued operations for the three months ended December 31, 2005 is presented net of income tax benefit of $199,000 while loss from discontinued operations for the six months ended December 31, 2005 is presented net of income tax expense of $19,000. Income from discontinued operations for the six months ended December 31, 2006 for Mid-Atlantic includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of the Company’s subsidiaries, as well as a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s operations in Augusta, Georgia. Loss from discontinued operations of $5,000 for the six months ended December 31, 2006 for West is a result of legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas.

On October 20, 2006, the Company sold an operating license held by one of its subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which is included in income from discontinued operations for the three and six months ended December 31, 2006.

(14)	Defined Benefit Plan

The Company provides a defined benefit pension plan covering eligible employees of one of its subsidiaries. This benefit is limited to employees covered by collective bargaining agreements. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

The following table presents the components of net periodic pension benefit cost (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$369	$225	$738	$451
Interest cost	23	11	46	22
Expected return on plan assets	(59)	(23)	(118)	(47)
Amortization of gain	(2)	—	(4)	—

Net periodic pension benefit cost	$331	$213	$662	$426

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2006	2005
Discount rate	6.48%	5.00%
Rate of increase in compensation levels	4.0%	2.5%
Expected long-term rate of return on assets	7.5%	7.5%

The Company contributed approximately $0.7 million and $1.2 million during the three and six months ended December 31, 2006, respectively, and $0.3 million and $0.5 million during the three and six months ended December 31, 2005, respectively. The Company’s fiscal 2007 contributions are anticipated to approximate $2.4 million.

(15)	Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, lawsuits, claims, proceedings, investigations and other legal matters that have arisen in the ordinary course of business. The Company cannot predict with certainty the ultimate outcome of any of these lawsuits, claims, proceedings, investigations and other legal matters which it is a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters in general. The Company is also subject to requests and subpoenas for information in independent investigations. An unfavorable outcome in any of the lawsuits pending against the Company or in a government investigation or proceeding could result in substantial potential liabilities and have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows. Further, these proceedings, and the Company’s actions in response to these proceedings, could result in substantial potential liabilities, additional defense and other costs, increase the Company’s indemnification obligations, divert management’s attention, and/or adversely impact the Company’s ability to execute its business and financial strategies.

The U.S. government is conducting an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. The Company is currently negotiating a settlement with the government regarding these allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement. If a settlement is not reached, the government has indicated that it will pursue further civil action. There can be no assurances that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

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

Management believes that reserves established for specific contingencies of $2.8 million and $2.9 million as of December 31, 2006 and June 30, 2006, respectively, (including $2.5 million for the Texas matter described above at both December 31, 2006 and June 30, 2006) are adequate based on information currently available.

(16)	Subsequent Events

Unscheduled principal payment

On March 22, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made an $7.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.2 million of deferred financing costs during the third quarter of fiscal 2007.

Amendment to 2005 Credit Facility

The Company entered into Amendment No. 5 to the 2005 Credit Facility. The amendment is effective December 31, 2006. See Note 8 to the consolidated financial statements for further discussion.

2005 Credit Facility Waiver

On March 13, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. See Note 8 to the consolidated financial statements.

Change of Control Agreement

Effective March 22, 2007, the Company entered into a change of control agreement with Kristine B. Ponczak, Senior Vice President and Chief Financial Officer. The agreement provides benefits upon the occurrence of both of two triggering events: (i) a change of control; and (ii) within two years after the change in control, the surviving entity or individuals in control terminate Ms. Ponczak’s employment without cause, or Ms. Ponczak terminates employment for good reason. Upon the occurrence of both triggers, but subject to the limitation described in the last sentence of this paragraph, Ms. Ponczak will receive a sum equal to (A) 200% of (i) her annual base salary, and (ii) the amount of incentive compensation paid or payable to her during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under her employment agreement. The agreement further provides that Ms. Ponczak is entitled to receive certain benefits, including the acceleration of exercisability of stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. Health and other benefits received under the change of control agreement will be reduced or eliminated to the extent such benefits are received under an employment agreement. The aggregate payment may not exceed 2.99 times the amount of annualized includable compensation received by Ms. Ponczak as determined under the Internal Revenue Code.

For purposes of the change of control agreement, “good reason” includes a reduction of duties and/or salary, the surviving entity’s failure to assume the executive’s employment and change of control agreement, or relocation of more than 50 miles from the current corporate headquarters. A “change of control” includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of the Company’s then-outstanding voting securities; (ii) during any two-year period, the Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who where directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by the Company’s stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Wherever we refer to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions are intended to identify such forward-looking statements. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements.

Forward-looking statements can be found throughout this Quarterly Report on Form 10-Q, including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, as updated to reflect the restatement of our financial statements for the quarter ended December 31, 2005 as well as the full fiscal year ended June 30, 2006, as reflected in our Annual Report on Form 10-K/A filed today with the Commission. As such, these forward-looking statements are susceptible to the updated risk factors set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A filed, today with the Commission.

Any or all forward-looking statements made in this Form 10-Q (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Report on Form 10-Q.

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

This report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/(A) filed with the SEC on March 22, 2007.

Restatement and Accounting Change

During the quarter ended December 31, 2006, and as more fully described in Note 2 of the financial statements, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” This change in accounting was applied retrospectively in accordance with SFAS 154. We now reflect revenue net of estimated uncompensated care within the Consolidated Statement of Operations, and this Form 10-Q reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as is generally accepted practice under the AICPA Guide, Accounting for Health Care Organizations (“Guide”). We believe that the new method of accounting is preferable given recent industry practice and the direction of deliberations relating to proposed revisions to the Guide relating to revenue recognition for self-pay patients, and its consistency with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. This Form 10-Q for the quarter ended December 31, 2006, restates the revenue and other operating expenses for the three and six months ended December 31, 2005, which have been reduced by $23.9 million and $46.7 million, respectively. The restated financial statements resulting from this change in accounting policy do not change the previously reported operating income, net income, earnings per share, and operating cash flows. There was no material effect on cash flows from operating, investing or financing activities as a result of the change in accounting policy.

As more fully described in Note 3 of the financial statements, in connection with the preparation of the financial statements for the second quarter of fiscal 2007, management determined that inventory had been historically overstated by the inclusion of certain durable medical supply items that should instead have been expensed as incurred. Previously issued financial statements for the three- and six-months ended December 31, 2005 have been restated for the impact of expensing these items and resulted in an increase in net earnings of $89,000. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was an increase in the accumulated deficit as of July 1, 2006 of $2.8 million. There was no material effect on cash flows from operating, investing or financing activities as a result of the adjustment to inventory. See Explanatory Note and Item 4 – Controls and Procedures.

Management’s Overview

During the three and six months ended December 31, 2006, net revenue increased 3.1 percent and 4.0 percent, respectively. We continue to be pleased with our ability to renew existing contracts and win new contracts. For the six months ended December 31, 2006, our revenue reflects a $4.3 million increase related to medical transport volume, $6.5 million related to medical transport rate increases, $3.6 million from new medical transportation contracts and $3.5 million from fire and other services. However, revenue growth has been offset by an $8.8 million increase in uncompensated care. We remain focused on initiatives designed to improve our billing and collections processes, as we have experienced an overall decline in collections rates.

Executive Summary

We provide both emergency and non-emergency medical transportation services, private fire protection and related services, and to a lesser extent, wheelchair transportation services in response to our customers’ needs. Our services are primarily provided under contracts with governmental entities, hospitals, nursing homes, other healthcare facilities and public safety organizations.

Our business strategy focuses on obtaining exclusive 911 emergency medical transportation contracts within growing communities and subsequently expanding those operations to include non-emergency medical transportation services. We believe this approach diversifies our revenue stream, improves the utilization of our work force and vehicle fleet and enhances profitability.

County and municipal governments may elect to outsource their 911 emergency medical transportation services to a private provider and solicit requests for proposals. These proposals typically stipulate response times and resource requirements, including dedicated 911 fleets. We experience varying levels of fleet dedication depending on the community we serve and its contract stipulations. Dedicated 911 resources cannot be utilized to provide non-emergency medical transports and may, therefore, experience a lower utilization rate than resources deployed under an integrated system.

Our private fire protection services business strategy focuses on two areas: (1) subscription fire protection services, and (2) master contracts for on-site fire protection at airports.

Subscription fire services are marketed to residential and commercial property owners in growing unincorporated areas contiguous to urban population centers. These areas also present opportunities to expand our emergency and non-emergency medical transportation services, thereby enhancing our ability to leverage total resources in a marketplace.

Master fire protection services are primarily marketed to airport, industrial and other commercial sites and consist of on-site management and staffing of certified firefighters and emergency medical first responders.

Our fiscal 2007 second quarter and year-to-date results reflect our continued focus on enhancing shareholder value through:

•	targeting new markets that present excellent opportunities for sustainable and profitable growth;

•

expanding existing 911-emergency medical transportation markets as we seek to further leverage our fixed base of labor and fleet assets to serve a growing demand for non-emergency medical transportation services;

•	aligning growth with developing industry trends, including opportunities to partner with municipal systems or hospital-based ambulance systems;

•	managing our business through continued investments in technology, including billing systems, electronic patient care records, electronic data management and labor management systems;

•	enhancing risk management and workplace safety in order to reduce insurance expenses; and

•	continuing to reduce debt and improving the Company’s capital structure.

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including net/net EMS Average Patient Charge (“net/net EMS APC”), average Days Sales Outstanding (“DSO”, see further discussion in “Results of Operations” and “Liquidity and Capital Resources”), Earnings (income from continuing operations) Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), EBITDA adjusted for stock-based compensation, (gains) losses on sale of assets, impairment charges and other unusual or non-recurring transactional events (“adjusted EBITDA”), 911 and non-emergency medical transport volume (see further discussion in “Results of Operations”), alternative transport volume (see further discussion in “Results of Operations”) and fire subscriptions (see further discussion in “Results of Operations), among others.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Net/net EMS APC (1)	$341	$347	$341	$344
DSO (2)	68	57	68	57
EBITDA (3)	$13,891	$16,110	$28,397	$32,880
Adjusted EBITDA (3)	$14,029	$16,313	$29,635	$32,443
Medical Transports (4)	269,939	260,697	537,194	519,985
Fire Subscriptions (5)	119,615	116,424	119,615	116,424

(1)	Net/Net EMS APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources – EBITDA and Adjusted EBITDA”.
(4)	Medical transports from continuing operations are defined as emergency and non-emergency patient transports.
(5)	Fire subscriptions are exclusive to our South and Southwest Segments.

Factors Affecting Operating Results

We have observed the following trends and events that have affected or are likely to affect our financial condition and results of operations.

Transport Volume

Our medical transportation and related services business segment is dependent upon transport volume, which may increase or decrease depending on population growth, age demographics and seasonal or one-time factors. Additionally, non-emergency transport volume is dependent on the number of healthcare facilities within any given community and the concentration of competitors in that area. We typically provide non-emergency medical transportation services to large healthcare systems under preferred provider contracts. We compete for non-emergency transports originating from smaller healthcare facilities and long-term care centers that are not under contract.

Uncompensated Care

A significant portion of our revenue is derived from Medicare, Medicaid and commercial insurance payers, all of which receive discounts from our standard rates (contractual discounts). A factor within these payers would be the deductible or co-pay portion of the charge, which requires that we pursue the insured individual for reimbursement. We have also experienced an increase in the number of patients we transport who are uninsured, primarily under our 911 contracts. This trend is indicative of recent U.S. Census Bureau data that showed the number of uninsured Americans has reached an all-time high, primarily due to the erosion of employer-based insurance coverage.

Healthcare reimbursement is complicated and may result in extended collection cycles that are outside of management’s control. We have experienced an increase in third-party governmental and commercial payers. We believe that such payers have extended their reimbursement cycles by denying or impeding reimbursement for 911 and/or non-emergency medical transportation services through a series of repeated requests for duplicate or supplemental patient documentation.

Several factors drive our uncompensated care, including the following:

•

Patients we transport who are uninsured or otherwise have no ability to pay for our services (“self-pay”). Such patients have increased in volume from 11.1 percent of our transport mix in the first half of fiscal 2006 to approximately 13.1 percent in the first half of fiscal 2007. We believe that this increase is in line with overall U.S. healthcare trends specific to our locations. This is largely due to an increasing percentage of people who lack employer-sponsored coverage, with significant declines in health insurance coverage for those in the Southern and Western states.

•

Rate increases. On a periodic basis, we evaluate our cost structure and payer mix within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and self-pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are self-pay patients can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in the uncompensated care.

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

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency transportation business, significant wait times associated with emergency rooms that delay redeployment and market-specific shortages of qualified paramedics and emergency medical technicians which affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Insurance Programs

We continue to deploy our risk management strategy to close worker’s compensation and general liability claims promptly. We have also worked to minimize future insurance-related losses through proactive risk management and work place safety initiatives. These programs include the implementation of DriveCam technology in the ambulance fleet, ergonomic safety programs designed to reduce on-the-job injuries and complementary return to work, fit for duty and wellness programs.

Contract Activity

New Contracts

We commenced service to several new markets during the first half of fiscal 2007, including the following:

•	One-year contract as the preferred non-emergency medical transportation provider to Deaconess Hospital located in Cincinnati, Ohio, effective July 1, 2006;

•	Three-year contract to provide exclusive airport fire fighting and emergency medical transportation services to the Sarasota Bradenton International Airport, effective October 1, 2006;

•	Three-year contract as the preferred provider of non-emergency medical transportation services to Valley Medical Center in Renton, Washington, effective October 1, 2006;

•	Three-year contract as the exclusive provider of emergency medical transportation services to the City of Spring Hill, Tennessee, effective November 1, 2006; and

•

Ten-year contract as the exclusive provider of emergency medical transportation services within Butler County, Missouri and non-emergency transportation services to Poplar Bluff Regional Medical Center, effective December 15, 2006.

Contract Renewals

We were awarded various contract renewals throughout our operations during the first half of fiscal 2007 including the following:

•	15-month renewal of our long-standing contract to provide 911 medical transportation services in Orange County, Florida;

•	Three-year renewal to continue as the preferred provider of emergency and non-emergency transportation services to Baptist Memorial Health Care System in Memphis, Tennessee;

•

Five-year renewal to continue as the preferred provider of non-emergency medical transportation services and critical care medical transportation services to the University of Colorado Hospital located in Aurora, Colorado;

•	Three-year renewal to continue providing specialty firefighting and emergency medical services to Morristown Municipal Airport located in Morristown, New Jersey; and

•	Five-year renewal to continue providing emergency medical services to the City of Tucson, Arizona.

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

SFAS 158

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 14, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of December 31, 2006, our defined benefit pension plan was overfunded. We are currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. As we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions will have no impact on our consolidated financial statements and related disclosures.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for us on June 30, 2007.

FSP 123(R)-3

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). Under the provisions of FSP 123(R)-3, entities may follow either the transition guidance for the additional-paid-in-capital pool as prescribed by SFAS 123(R) or elect to use the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application method may make a one-time election to adopt the transition method described in FSP 123(R)-3. We elected to use the alternative transition method provided in FSP 123(R)-3 to calculate the pool of windfall tax benefits as of the adoption date of SFAS 123(R).

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended December 31, 2006 and 2005

(in thousands, except per share amounts)

	2006	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$116,941	100.0%	$113,396	100.0%	$3,545	3.1%

Operating expenses:
Payroll and employee benefits	72,429	61.9%	66,832	58.9%	5,597	8.4%
Depreciation and amortization	3,007	2.6%	2,807	2.5%	200	7.1%
Other operating expenses	30,409	26.0%	30,266	26.7%	143	0.5%
Loss on sale of assets	11	0.0%	35	0.0%	(24)	(68.6%)

Total operating expenses	105,856	90.5%	99,940	88.1%	5,916	5.9%

Operating income	11,085	9.5%	13,456	11.9%	(2,371)	(17.6%)
Interest expense	(7,986)	(6.8%)	(7,748)	(6.8%)	(238)	3.1%
Interest income	140	0.1%	172	0.2%	(32)	(18.6%)

Income from continuing operations before income taxes and minority interest	3,239	2.8%	5,880	5.2%	(2,641)	(44.9%)
Income tax provision	(2,126)	(1.8%)	(2,412)	(2.1%)	286	(11.9%)
Minority interest	(201)	(0.2%)	(153)	(0.1%)	(48)	31.4%

Income from continuing operations	912	0.8%	3,315	2.9%	(2,403)	(72.5%)
Income (loss) from discontinued operations, net of income taxes	383	0.3%	(459)	(0.4%)	842	#

Net income	$1,295	1.1%	$2,856	2.5%	$(1,561)	(54.7%)

Income per share
Basic -
Income from continuing operations	$0.04		$0.14		$(0.10)
Income (loss) from discontinued operations	0.01		(0.02)		0.03

Net income	$0.05		$0.12		$(0.07)

Diluted-
Income from continuing operations	$0.04		$0.13		$(0.09)
Income (loss) from discontinued operations	0.01		(0.02)		0.03

Net income	$0.05		$0.11		$(0.06)

Average number of common shares outstanding - Basic	24,581		24,330		251

Average number of common shares outstanding - Diluted	25,011		25,298		(287)

#	- Variances over 100% not displayed.

Net revenue growth of $3.5 million, or 3.1 percent, resulted from a $2.2 million, or 2.3 percent, increase in medical transportation and related services revenue and a $1.4 million, or 8.1 percent, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 240 basis points higher for the three months ended December 31, 2006 compared to the prior period primarily due to a 300 basis point increase in payroll and employee benefits, partially offset by a 70 basis point reduction in other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2006	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$98,905	$96,712	$2,193	2.3%
Fire and other services	18,036	16,684	1,352	8.1%

Total net revenue	$116,941	$113,396	$3,545	3.1%

Medical Transportation and Related Services

Same service area revenue accounted for $0.9 million of the increase in medical transportation and related services revenue, of which $3.1 million, related to increased transports offset by a $2.2 million decrease due to decreased collectible rate. The remaining $1.3 million resulted from revenues generated under new contracts.

The following tables provide comparative details reflecting trends in transport volume on a quarterly basis. Results include same service area medical transports, new contracts, transports originating from 911 emergency calls and transports originating from non-emergency requests for medical transportation services.

A comparison of same service area and new contract medical transports is included in the table below:

	Three Months Ended December 31,
	2006	2005	Transport Change	% Change
Same service area medical transports	266,726	260,697	6,029	2.3%
New contract medical transports	3,213	—	3,213	#

Medical transports from continuing operations	269,939	260,697	9,242	3.5%

#	- Variances over 100% not displayed

Medical transportation volume increased 3.5 percent from 260,697 transports for the three months ended December 31, 2005 to 269,939 for the three months ended December 31, 2006. This increase was a result of same service area transport growth of 6,029 transports and 3,213 transports from our new contracts in Utah and Washington.

A comparison of total transports is included in the table below:

	Three Months Ended December 31,
	2006	2005	Transport Change	% Change
Emergency medical transports	128,325	118,242	10,083	8.5%
Non-emergency medical transports	141,614	142,455	(841)	(0.6%)

Total medical transports	269,939	260,697	9,242	3.5%
Alternative transports	22,159	19,183	2,976	15.5%

Total transports from continuing operations	292,098	279,880	12,218	4.4%

Total transportation volume increased by 12,218 transports, or 4.4 percent. Medical transport growth accounted for 75.6 percent of total transport growth, and the increase in alternative transports accounted for 24.4 percent of total transport growth. The increase in transports in our alternative transportation services (“ATS”) business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net/net EMS APC for the three months ended December 31, 2006 was $341 compared to $347 for the three months ended December 31, 2005. The 1.7 percent decrease was primarily due to an increase in the number of uninsured patients transported under our 911 contracts, as well as the sustained disruption in receipts from certain government payers.

Discounts applicable to contractual allowances related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $67.3 million and $61.3 million for the three months ended December 31, 2006 and 2005, respectively. Such discounts represented 36.1 percent and 35.0 percent of gross medical transportation fees for the three months ended December 31, 2006 and 2005, respectively. The increase of 110 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and self-pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transport revenue, totaled $27.4 million and $23.4 million for the three months ended December 31, 2006 and 2005, respectively. As a percentage of gross medical transportation revenue, the uncompensated care was 14.7 percent and 13.4 percent for the three months ended December 31, 2006 and 2005.

The increase in uncompensated care is primarily a result of two components

•	the impact of ambulance rate increases specific to our self-pay patients, and

•	the increase in the number of uninsured patients being transported primarily under our 911 contracts.

Additionally, the impact of disruptions in our collections cycle has affected the estimate. During the second quarter of fiscal 2007, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. To a lesser extent, we continued to experience collection delays stemming from Medicare patients’ transition to Medicare Advantage (“MA”) plans, primarily in the Southwest Segment. These disruptions in collections from government and private payers have caused an increase in uncompensated care. Management continues to closely monitor collection efforts for these impacted areas.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.2 million, or 11.7 percent, of which $0.9 million, or 76.5 percent, was related to higher subscription rates and $0.3 million, or 23.5 percent, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.4 million due to increases in various master fire contract rates and other revenue decreased $0.6 million primarily due to hurricane relief revenue recognized in the prior year.

Operating Expenses

Payroll and Employee Benefits

Of the $5.6 million increase in payroll and employee benefits expense, $1.0 million is attributable to increased employee health insurance expenses due to higher claims paid under our self insurance programs. The Company has experienced an increase in total payroll expenses related to an overall increase in transport volume, wage rate increase under certain union contracts, and competitive wages offered in specific markets to counter paramedic shortages.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2007.

Other Operating Expenses

The $0.1 million increase in other operating expenses was primarily due to an increase in professional fees due to the Company’s proxy contest.

Interest Expense

The increase in interest expense is primarily due to the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

During the three months ended December 31, 2006, we recorded a $2.0 million income tax provision related to continuing operations, including a deferred income tax provision of $1.9 million, resulting in an effective tax rate of 63.1 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

We also recorded $0.2 million income tax expense related to discontinued operations during the three months ended December 31, 2006. The Company income tax payments of $0.2 million for the three months ended December 31, 2006.

During the three months ended December 31, 2005, we recorded a $2.4 million income tax provision related to continuing operations, including a deferred income tax provision of $2.5 million, resulting in an effective tax rate of 41.0 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.2 million in income tax benefit related to discontinued operations during the three months ended December 31, 2005. The Company made income tax payments of $0.4 million for the three months ended December 31, 2005.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50 percent) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the prior fiscal year, we made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three months ended December 31, 2006 and 2005 are included in income (loss) from discontinued operations.

For the three months ended December 31, 2006 and 2005, net revenue associated with discontinued service areas totaled zero and $4.0 million, respectively. Net income from discontinued operations for the three months ended December 31, 2006 was $0.5 million, net of income tax provision of $0.2 million. Net loss from discontinued operations for the three months ended December 31, 2005 was $0.5 million, net of income tax benefit of $0.2 million. Income from discontinued operations for the three months ended December 31, 2006 includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of our subsidiaries, as well as $5,000 in legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 - Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire), Utah

West	California (medical transportation), Florida (medical transportation), Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation services while our fire and other services are predominantly in the South and Southwest Segments.

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

The key drivers that impact net medical transportation revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency medical transportation services and non-emergency medical transportation services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of fire and other revenue are fire subscription rates and the number of subscribers. These drivers can vary significantly from market-to-market and can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$23,835	$23,236	$599	2.6%
Other services	838	846	(8)	(1.1%)

Total net revenue	$24,673	$24,082	$591	2.5%

Segment profit	$4,456	$3,867	$589	15.2%
Segment profit margin	18.1%	16.1%
Medical transports	72,039	71,016	1,023	1.4%
Alternative transports	6,360	4,849	1,511	31.2%
Net/net EMS APC	$307	$305	$2	0.6%
DSO	56	57	(1)	(2.2%)

The increase in the number of transports contributed $0.8 million of the increase in net medical transportation and related services revenue offset by a decrease in collectible rate of $0.2 million. Uncompensated care as a percentage of gross revenue increased from 10.6 percent in the second quarter of fiscal 2006 to 11.6 percent in the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to self-pay patients, along with an increase in the number of uninsured patients transported under our 911 contracts. The increase in alternative transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 58.9 percent in the second quarter of fiscal 2006 to 56.3 percent in the second quarter of fiscal 2007 primarily due to reductions in headcount, health insurance costs and workers’ compensation expense partially offset by increased incentives. Other operating expenses as a percentage of net revenue increased from 21.5 percent in the second quarter of fiscal 2006 to 21.8 percent in the second quarter of fiscal 2007 primarily driven by a $0.2 million increase in operating supplies due to medical supplies inventory used in response to the increased transports.

The increase in net/net EMS APC was primarily a result of rate increases and the change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$17,109	$16,068	$1,041	6.5%
Fire and other services	5,811	5,415	396	7.3%

Total net revenue	$22,920	$21,483	$1,437	6.7%

Segment profit	$2,529	$2,697	$(168)	(6.2%)
Segment profit margin	11.0%	12.6%
Medical transports	61,907	57,678	4,229	7.3%
Alternative transports	4,638	3,016	1,622	53.8%
Net/net EMS APC	$257	$260	$(3)	(1.2%)
Fire subscriptions at period end	34,459	34,912	(453)	(1.3%)
DSO	73	64	9	13.9%

The increase in the number of medical transports contributed to a $1.5 million increase in net medical transportation and related services revenue offset by a decrease in the collectible rate of $0.5 million. Uncompensated care as a percentage of gross revenue increased from 13.2 percent in the second quarter of fiscal 2006 to 13.8 percent for the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients. The increase in medical transports was primarily due to increases in the Indiana, Kentucky and Cincinnati markets. The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The increase in alternative transports is specific to the Birmingham market where such transports were outsourced until August 2006.

Payroll related expense as a percentage of net revenue increased from 62.6 percent in the second quarter of fiscal 2006 to 64.1 percent in the second quarter of fiscal 2007 primarily due to beginning wage rate increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment and an across-the-board wage increase for employees under a Tennessee contract. Other operating expenses as a percentage of net revenue increased from 21.0 percent in the second quarter of fiscal 2006 to 21.2 percent in the second quarter of fiscal 2007 primarily driven by a $0.1 million increase in professional fees due to the use of lobbyists and a public relations firm in Tennessee.

DSO increased 9 days as a result of the change in collection patterns stemming from the consolidation of a regional billing location in fiscal 2006. The 9 day increase includes approximately 8 day associated with the discontinued New Jersey operations.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$33,706	$33,996	$(290)	(0.9%)
Fire and other services	11,155	10,387	768	7.4%

Total net revenue	$44,861	$44,383	$478	1.1%

Segment profit	$4,781	$6,927	$(2,146)	(31.0%)
Segment profit margin	10.7%	15.6%
Medical transports	66,533	65,871	662	1.0%
Alternative transports	3,376	3,770	(394)	(10.5%)
Net/net EMS APC	$495	$504	$(9)	(1.9%)
Fire subscriptions at period end	85,156	81,512	3,644	4.5%
DSO	62	41	21	50.5%

The $0.3 million decrease in net medical transportation and related services revenue was driven by a $1.2 million increase from our new 911 contract in Utah offset by a $1.4 million decrease in same service area revenue. The $1.4 million decrease in same service area net medical transportation and related services revenue is the result of a $1.2 million decrease related to transport volume and a $0.2 million decrease in collectible rate. Uncompensated care as a percentage of gross medical transportation revenue increased from 11.6 percent in the second quarter of fiscal 2006 to 12.7 percent in the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. To a lesser extent, we continued to experience collection delays stemming from Medicare patients’ transition to MA plans. The increase in fire and other services revenue is primarily due to 4.5 percent growth in the number of fire subscriptions and higher fire subscription rates.

Payroll related expense as a percentage of net revenue increased from 56.0 percent in the second quarter of fiscal 2006 to 62.2 percent in the second quarter of fiscal 2007 primarily due to wage increases under union contracts, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 25.3 percent in the second quarter of fiscal 2006 to 23.6 percent in the second quarter of fiscal 2007 primarily driven by a $0.4 million reduction in vehicle related expenses.

The decrease in net/net EMS APC can primarily be attributed to the increase in uncompensated care, which is discussed in detail above.

DSO increased 21 days primarily as a result of the extended collection cycle related to increases in the number of self-pay patients, Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$24,255	$23,412	$843	3.6%
Other services	232	36	196	#

Total net revenue	$24,487	$23,448	$1,039	4.4%

Segment profit	$2,326	$2,772	$(446)	(16.1%)
Segment profit margin	9.5%	11.8%
Medical transports	69,460	66,132	3,328	5.0%
Alternative transports	7,785	7,548	237	3.1%
Net/net EMS APC	$304	$310	$(6)	(1.8%)
DSO	85	76	9	12.1%

The $0.8 million increase in medical transportation and related services revenue was driven by a $0.7 million increase in same service area revenue and a $0.1 million increase from our new contract in Washington. Of the $0.7 million increase in same service area revenue, $1.0 million related to increased transport volume offset by a decrease in collectible rate of $0.3 million. Uncompensated care as a percentage of gross medical transport revenue increased from 18.7 percent in the second quarter of fiscal 2006 to 19.8 percent in the second quarter of fiscal 2007 primarily due a change in payer mix in certain markets.

Payroll related expense as a percentage of net revenue increased from 53.1 percent in the second quarter of fiscal 2006 to 56.0 percent in the second quarter of fiscal 2007. The increase is attributable to increased wages and taxes due to the addition of personnel in San Diego. Other operating expenses as a percentage of net revenue decreased from 32.4 percent in the second quarter of fiscal 2006 to 31.8 percent in the second quarter of fiscal 2007 primarily driven by a $0.6 million decrease in expenses related to our partnership with the City of San Diego, partially offset by a $0.2 million increase in professional fees associated with franchise protection efforts in certain markets.

The decrease in net/net EMS APC can be attributed to the change in payer mix in certain markets.

DSO increased 9 days as a result of a disruption in collections related to certain Medicaid payers in Washington and Colorado.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Six Months Ended December 31, 2006 and 2005

(in thousands)

	2006	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$233,782	100.0%	$224,729	100.0%	$9,053	4.0%

Operating expenses:
Payroll and employee benefits	145,370	62.2%	132,751	59.1%	12,619	9.5%
Depreciation and amortization	6,027	2.6%	5,528	2.5%	499	9.0%
Other operating expenses	59,033	25.3%	60,090	26.7%	(1,057)	(1.8%)
(Gain) loss on sale of assets	8	0.0%	(1,307)	(0.6%)	1,315	#

Total operating expenses	210,438	90.0%	197,062	87.7%	13,376	6.8%

Operating income	23,344	10.0%	27,667	12.3%	(4,323)	(15.6%)
Interest expense	(15,771)	(6.7%)	(15,256)	(6.8%)	(515)	3.4%
Interest income	260	0.1%	325	0.1%	(65)	(20.0%)

Income (loss) from continuing operations before income taxes and minority interest	7,833	3.4%	12,736	5.7%	(4,903)	(38.5%)
Income tax provision	(4,180)	(1.8%)	(5,916)	2.6%	1,736	(29.3%)
Minority interest	(974)	(0.4%)	(315)	0.1%	(659)	#

Income from continuing operations	2,679	1.1%	6,505	2.9%	(3,826)	(58.8%)
Income (loss) from discontinued operations, net of income taxes	369	0.2%	(70)	(0.0%)	439	#

Net income	$3,048	1.3%	$6,435	2.9%	$(3,387)	(52.6%)

Income (loss) per share
Basic -
Income from continuing operations	$0.11		$0.27		$(0.16)
Income (loss) from discontinued operations	0.01		(0.00)		0.01

Net income	$0.12		$0.27		$(0.15)

Diluted-
Income from continuing operations	$0.11		$0.26		$(0.15)
Income (loss) from discontinued operations	0.01		(0.01)		0.02

Net income	$0.12		$0.25		$(0.13)

Average number of common shares outstanding - Basic	24,546		24,281		265

Average number of common shares outstanding - Diluted	24,953		25,280		(327)

#	- Variances over 100% not displayed.

Net revenue growth of $9.1 million, or 4.0 percent, resulted from a $5.6 million, or 2.9 percent, increase in medical transportation and related services revenue and a $3.4 million, or 10.5 percent, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 230 basis points higher for the six months ended December 31, 2006 compared to the prior period primarily due to a 310 basis point increase in payroll and employee benefits and a 1,000 basis point decrease in net gain on sale of assets, partially offset by a 140 basis point reduction in other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2006	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$197,374	$191,770	$5,604	2.9%
Fire and other services	36,408	32,959	3,449	10.5%

Total net revenue	$233,782	$224,729	$9,053	4.0%

Medical Transportation and Related Services

Same service area revenue accounted for $2.0 million, or 34.9 percent, of the increase in medical transportation and related services revenue, of which $4.3 million related to increased transports offset by a decrease in collectible rate of $2.3 million. The remaining $3.6 million, or 65.1 percent, resulted from revenues generated under new contracts.

The following tables provide comparative details reflecting trends in transport volume on a quarterly basis. Results include same service area medical transports, new contracts, transports originating from 911 emergency calls and transports originating from non-emergency requests for medical transportation services.

A comparison of same service area and new contract medical transports is included in the table below:

	Six Months Ended December 31,
	2006	2005	Transport Change	% Change
Same service area medical transports	527,101	519,985	7,116	1.4%
New contract medical transports	10,093	—	10,093	#

Medical transports from continuing operations	537,194	519,985	17,209	3.3%

#	- Variances over 100% not displayed

Medical transportation volume increased 3.3 percent from 519,985 transports for the six months ended December 31, 2005 to 537,194 for the six months ended December 31, 2006. This increase was a result of same service area transport growth of 7,116 transports and 10,093 transports from our new contracts in Florida, Utah and Washington.

A comparison of total transports is included in the table below:

	Six Months Ended December 31,
	2006	2005	Transport Change	% Change
Emergency medical transports	249,405	233,105	16,300	7.0%
Non-emergency medical transports	287,789	286,880	909	0.3%

Total medical transports	537,194	519,985	17,209	3.3%
Alternative transports	43,279	37,905	5,374	14.2%

Total transports from continuing operations	580,473	557,890	22,583	4.0%

Total transportation volume increased by 22,583 transports, or 4.0 percent. Medical transport growth accounted for 76.2 percent of total transport growth, and the increase in alternative transports accounted for 23.8 percent of total transport growth. The 14.2 percent increase in transports in our ATS business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net/net EMS APC for the six months ended December 31, 2006 was $341 compared to $344 for the six months ended December 31, 2005. The 0.9% decrease was primarily due to an increase in the number of uninsured patients transported under our 911 contracts, as well as the sustained disruption in receipts from certain government payers.

Discounts applicable to contractual allowances related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $132.9 million and $119.0 million for the six months ended December 31, 2006 and 2005, respectively. Such discounts represented 35.8 percent and 34.6 percent of gross medical transportation fees for the six months ended December 31, 2006 and 2005, respectively. The increase of 120 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and self-pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transport revenue, totaled $54.7 million and $45.9 million for the six months ended December 31, 2006 and 2005, respectively. As a percentage of gross medical transport revenue, the uncompensated care was 14.8 percent and 13.4 percent for the six months ended December 31, 2006 and 2005, respectively.

The increase in uncompensated care is primarily a result of two components:

•	the impact of ambulance rate increases specific to our self-pay patients, and

•	the increase in the number of uninsured patients being transported primarily under our 911 contracts.

Additionally, the impact of disruptions in our collections cycle has affected the estimate. We continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. During the second quarter of fiscal 2007, to a lesser extent, we continued to experience collection delays stemming from Medicare patients’ transition to MA plans, primarily in the Southwest Segment. Finally, in the first quarter of fiscal 2007 we experienced delays in collections from the consolidation of three regional billing locations in fiscal 2006, directly affecting the Mid-Atlantic and South Segments. These disruptions in collections from government and private payers have caused an increase in uncompensated care. Management continues to closely monitor collection efforts for these impacted areas.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $2.7 million, or 13.0 percent, of which $2.1 million, or 78.9 percent, was related to higher subscription rates and $0.6 million, or 21.1 percent, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.8 million due to increases in various master fire contract rates and other revenue decreased $0.5 million primarily due to hurricane relief revenue recognized in the prior year.

Operating Expenses

Payroll and Employee Benefits

Of the $12.6 million increase in payroll and employee benefits expense, $2.1 million is due to increased health insurance expense due to higher claims paid under our self insurance programs, $1.1 million is related to severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer, with the balance related to wage rate increases under certain union contracts, as well as competitive wages offered in specific markets to counter paramedic shortages, and an increase in transport volume.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2007.

Other Operating Expenses

The decrease in other operating expenses was primarily due to a decrease in professional fees resulting from higher accounting and auditing fees associated with Section 404 of the Sarbanes-Oxley Act in the prior year.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the three months ended September 30, 2005. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense is primarily due to the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the six months ended December 31, 2006, we recorded a $4.2 million income tax provision related to continuing operations, including a deferred income tax provision of $3.7 million, resulting in an effective tax rate of 53.4 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the six months ended December 31, 2006 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of adjustments to prior year tax provisions included in the tax provision for the year ended June 30, 2006 that increased the effective tax rate by 4%.

We also recorded $0.2 million in income tax expense related to discontinued operations during the six months ended December 31, 2006. The Company received income tax refunds of $8,200 and made income tax payments of $0.2 million for the six months ended December 31, 2006.

During the six months ended December 31, 2005, we recorded a $5.9 million income tax provision related to continuing operations, including a deferred income tax provision of $5.5 million, resulting in an effective tax rate of 46.4 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $19,000 in income tax expense related to discontinued operations during the six months ended December 31, 2005. The Company made income tax payments of $0.4 million for the six months ended December 31, 2005.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50 percent) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the prior fiscal year, we made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the six months ended December 31, 2006 and 2005 are included in income (loss) from discontinued operations.

For the six months ended December 31, 2006 and 2005, net revenue associated with discontinued service areas totaled zero and $12.9 million, respectively. Net income from discontinued operations for the six months ended December 31, 2006 was $340,000, net of income tax expense of $220,000. Net loss from discontinued operations for the six months ended December 31, 2005 was $70,000, net of income tax expense of $19,000. Income from discontinued operations for the six months ended December 31, 2006 includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of our subsidiaries, as well as a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to our discontinued operations in the City of Augusta, Georgia as well as legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to our discontinued operations in the State of Texas. Net income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005 - Segments

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$48,497	$47,515	$982	2.1%
Other services	1,862	1,705	157	9.2%

Total net revenue	$50,359	$49,220	$1,139	2.3%

Segment profit	$9,806	$8,301	$1,505	18.1%
Segment profit margin	19.5%	16.9%
Medical transports	145,348	144,997	351	0.2%
Alternative transports	12,273	10,056	2,217	22.0%
Net/net EMS APC	$309	$303	$6	1.8%
DSO	56	57	(1)	(2.2%)

The increase in medical transportation rates contributed $0.8 million, or 80.3 percent to the increase in net medical transportation and related services revenue while the increase in the number of medical transports contributed $0.2 million, or 19.7 percent to the increase in net medical transportation revenue. Uncompensated care as a percentage of gross medical transport revenue increased from 10.4 percent in the first half of fiscal 2006 to 11.6 percent in the first half of fiscal 2007 primarily due to a change in collection patterns stemming from the consolidation of two regional billing locations in fiscal 2006, ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. The increase in alternative transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 58.2 percent in the first half of fiscal 2006 to 55.1 percent in the first half of fiscal 2007 primarily due to reductions in headcount, health insurance costs and unemployment and workers’ compensation expense partially offset by increased fill-in wages. Other operating expenses as a percentage of net revenue decreased from 20.9 percent in the first half of fiscal 2006 to 20.4 percent in the first half of fiscal 2007 primarily driven by a decrease in general liability insurance costs, partially offset by an increase in vehicle related expenses.

The increase in net/net EMS APC was primarily a result of rate increases and a change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$33,407	$33,093	$314	1.0%
Fire and other services	11,544	10,720	824	7.7%

Total net revenue	$44,951	$43,813	$1,138	2.6%

Segment profit	$4,640	$5,868	$(1,228)	(21.0%)
Segment profit margin	10.3%	13.4%
Medical transports	121,183	117,062	4,121	3.5%
Alternative transports	8,271	6,437	1,834	28.5%
Net/net EMS APC	$254	$263	$(9)	(3.1%)
Fire subscriptions at period end	34,459	34,912	(453)	(1.3%)
DSO	73	64	9	13.9%

The increase in the number of transports contributed to a $1.6 million increase in net medical transportation and related services revenue offset by a decrease in collectible rate of $1.3 million. The increase in medical transports was primarily due to increases in the Indiana, Kentucky and Cincinnati markets. Uncompensated care as a percentage of net revenue increased from 13.0 percent in the first half of fiscal 2006 to 14.6 percent for the first half of fiscal 2007 primarily due to a change in collection patterns stemming from consolidation of a regional billing location in fiscal 2006 and ambulance rate increases specific to our self-pay patients. The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The increase in alternative transports is specific to the Birmingham market where such transports were outsourced until August 2006.

Payroll related expense as a percentage of net revenue increased from 61.1 percent in the first half of fiscal 2006 to 64.7 percent in the first half of fiscal 2007 primarily due to beginning wage rate increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment and an across-the-board wage increase for employees under a Tennessee contract. Other operating expenses as a percentage of net revenue declined from 21.2 percent in the first half of fiscal 2006 to 20.0 percent in the first half of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses.

The decrease in net/net EMS APC can be attributed to the increase in the uncompensated care, which is discussed in detail above, as well as a shift in payer mix in certain markets.

DSO increased 9 days as a result of the change in collection patterns stemming from the consolidation of a regional billing location in fiscal 2006. The 9 day increase includes approximately 8 day associated with the discontinued New Jersey operations.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, alternative transports, net/net EMS APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$66,447	$65,541	$906	1.4%
Fire and other services	22,502	20,459	2,043	10.0%

Total net revenue	$88,949	$86,000	$2,949	3.4%

Segment profit	$8,876	$14,696	$(5,820)	(39.6%)
Segment profit margin	10.0%	17.1%
Medical transports	132,071	127,994	4,077	3.2%
Alternative transports	6,741	7,074	(333)	(4.7%)
Net/net EMS APC	$492	$501	$(9)	(1.7%)
Fire subscriptions at period end	85,156	81,512	3,644	4.5%
DSO	62	41	21	50.5%

The $0.9 million increase in medical transportation and related services revenue was driven by a $2.4 million increase from our new 911 contract in Utah offset by a $1.5 million decrease in same service area revenue. The $1.5 million decrease in same service area medical transportation and related services revenue is the result of $1.0 million decrease in collectible rate and a $0.5 million decrease related to transport volume. Uncompensated care as a percentage of gross medical transport revenue increased from 11.4 percent in the first half of fiscal 2006 to 12.7 percent in the first half of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. To a lesser extent, throughout the second quarter of fiscal 2007 we continued to experience collection delays stemming from Medicare patients’ transition to MA plans. The increase in fire and other services revenue is primarily due to 4.5 percent growth in the number of fire subscriptions and higher fire subscription rates.

Payroll related expense as a percentage of net revenue increased from 56.2 percent in the first half of fiscal 2006 to 61.7 percent in the first half of fiscal 2007 primarily due to wage increases under union contracts, increased headcount, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 24.8 percent in the first half of fiscal 2006 to 23.6 percent in the first half of fiscal 2007 primarily driven by a $0.7 million reduction in vehicle related expenses.

The decrease in net/net EMS APC can primarily be attributed to the increase in the uncompensated care, which is discussed in detail above.

DSO increased 21 days primarily as a result of the extended collection cycle related to Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, alternative transports, net/net EMS APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2006	2005 (As restated)
Net revenue
Medical transportation and related services	$49,023	$45,621	$3,402	7.5%
Other services	500	75	425	564.2%

Total net revenue	$49,523	$45,696	$3,827	8.4%

Segment profit	$6,049	$4,330	$1,719	39.7%
Segment profit margin	12.2%	9.5%
Medical transports	138,592	129,932	8,660	6.7%
Alternative transports	15,994	14,338	1,656	11.5%
Net/net EMS APC	$307	$307	—	—
DSO	85	76	9	12.1%

The $3.4 million increase in medical transportation and related services revenue was driven by a $2.2 million increase in same service area revenue and a $1.2 million increase from our new contracts in Florida and Washington. Of the $2.2 million increase in same service area medical transportation and related services revenue, $1.9 million, or 86.6 percent related to increased transport volume, and $0.3 million, or 13.4 percent related to increased rates. Uncompensated care as a percentage of gross medical transport revenue increased from 18.7 percent in the first half of fiscal 2006 to 19.6 percent in the first half of fiscal 2007 primarily due to a change in payer mix in certain markets.

Payroll related expense as a percentage of net revenue increased from 54.0 percent in the first half of fiscal 2006 to 54.5 percent in the first half of fiscal 2007 attributable to increased wages and taxes due to the hiring of paramedics in the San Diego operation that were historically independent contractors and thus reflected in other operating expenses. Other operating expenses as a percentage of net revenue decreased from 33.9 percent in the first half of fiscal 2006 to 29.7 percent in the first half of fiscal 2007 primarily driven by a $1.5 million decrease in independent contractor fees expensed related to our San Diego operations. We have now hired these independent contractor and thus reflect this expense above in payroll related expense. This is partially offset by a $0.5 million increase in professional fees incurred in fiscal 2007 associated with franchise protection efforts in certain markets and a $0.2 million increase in general liability insurance costs.

DSO increased 9 days as a result of a disruption in collections related to certain Medicaid payers in Washington and Colorado.

Liquidity and Capital Resources

Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash flow from operating activities, we may need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that we will be able to borrow such funds or issue such debt or equity securities or, if we can, that we can do so at rates or prices acceptable to us. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See Explanatory Note and Notes 2 and 3 to the consolidated financial statements.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses.

These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15. Additionally, during each of the six months ended December 31, 2006 and 2005 we made $7.0 million in unscheduled principal payments and made $4.2 million and $3.8 million, respectively, in interest payments associated with our Term Loan B. In addition to cash outflows associated with debt service, we made payments totaling $7.4 million and $9.1 million, respectively, for capital expenditures, made payments of $1.2 million and $0.5 million, respectively, associated with our defined benefit pension plan and made payments of $4.4 million and $4.0 million, respectively, associated with our Management Incentive Plan during the six months ended December 31, 2006 and 2005. During the six months ended December 31, 2005, we paid a settlement of $0.5 million in conjunction with a legal matter in Sioux Falls, South Dakota.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively.

The table below summarizes cash flow information for the three months ended December 31, 2006 and 2005 (in thousands):

	Six Months Ended December 31,
	2006	2005 (As restated)
Net cash provided by operating activities	$12,664	$5,796
Net cash used in investing activities	(544)	(15,137)
Net cash used in financing activities	(7,362)	(6,862)

Operating Activities

Net cash provided by operating activities totaled $12.7 million and $5.8 million for the six months ended December 31, 2006 and 2005, respectively. The $3.4 million decrease in net income and the $10.6 million increase in net operating assets from the first half of fiscal 2006 to the corresponding period of fiscal 2007 were partially offset by a $.3 million increase in non-cash charges. The decrease in net income is primarily attributable to a gain recognized on the sale of real estate in Arizona during the first quarter of fiscal 2006 and severance benefits expense associated with the employment agreement of the Company’s former Chief Financial Officer during the first quarter of fiscal 2007. The increase in net operating assets is primarily attributable to growth in medical transportation revenue and the impact of disruptions of our collections cycle, an increase in prepaid assets due to increased current general liability and workers compensation insurance premiums and an increase in other liabilities due to a decrease in the long-term portion of general liability insurance claims reserves, partially offset by an increase in other assets due to a decrease in the long-term portion of the general liability insurance receivable. The increase in non-cash items is primarily attributable to an increase in insurance adjustments pursuant to the independent actuarial reviews performed on our insurance programs, as well as the previously mentioned gain on real estate, partially offset by depreciation and amortization expenses, accretion on the 12.75% Senior Discount Notes and a decrease in deferred income tax benefit relating to the utilization of a portion of our net operating loss carryforwards,

We had working capital of $44.1 million at December 31, 2006, including cash, cash equivalents and short-term investments of $7.8 million, compared to working capital of $40.8 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The increase in working capital as of December 31, 2006 is primarily related to higher net accounts receivable due to the previously mentioned growth in medical transportation revenue and the impact of disruptions of our collections cycle, higher prepaid expenses due to increased general liability insurance premiums, and a decrease in accrued bonuses, partially offset by a decrease in the current portion of the deferred tax asset relating to utilization of a portion of our net operating loss carryforwards.

DSO increased 11 days from December 31, 2005 to December 31, 2006, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 2 days of the 11 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had net sales of such securities of $6.2 million during the six months ended December 31, 2006 and net purchases of $7.6 million during the six months ended December 31, 2005. We had capital expenditures totaling $7.4 million and $9.1 million for the six months ended December 31, 2006 and 2005, respectively.

Financing Activities

Financing activities include the tax benefits from the exercise of stock options, proceeds from the issuance of common stock, repayment of debt and minority shareholder distributions. The reduction in current year stock option exercises contributed to a $0.4 million decrease in cash provided by the issuance of common stock and a $0.3 million decrease in the tax benefit realized from the exercise of such options. During the six months ended December 31, 2006 and 2005, we made distributions of $0.5 million and $0.2 million, respectively, to the City of San Diego, the minority shareholder in our medical services joint venture.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at December 31, 2006. Due to the restatement of the financial statements, we did not timely file this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as disclosed on Form 12b-25 filed on February 12, 2007. As a result, we received a notice of default on February 22, 2007 from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. On March 13, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Form 10-Q. In addition, any default under the notes relating to the untimely filing of this Form 10-Q, will be cured within the 60-day cure period (expires April 23, 2007) upon the filing of this report with the SEC. See Note 16 to the consolidated financial statements.

	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
Financial Covenant			March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.75	3.84	< 4.75		< 4.75
Interest expense coverage ratio	> 2.00	2.67	> 2.00		> 2.00
Fixed charge coverage ratio	> 1.10	1.42	> 1.10		> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $	22.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $	4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are key indicators that management uses to evaluate our operating performance. While EBITDA and adjusted EBITDA are not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles (“GAAP”) and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies.

The following table sets forth our EBITDA and adjusted EBITDA for the three and six months ended December 31, 2006 and 2005, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005 (As restated)	2006	2005 (As restated)
Income from continuing operations	$912	$3,315	$2,679	$6,505
Add back:
Depreciation and amortization	3,007	2,807	6,027	5,528
Interest expense on borrowings	5,463	5,374	10,992	10,807
Amortization of deferred financing costs	589	665	1,007	1,100
Accretion of 12.75% Senior Discount Notes	1,934	1,709	3,772	3,349
Interest income	(140)	(172)	(260)	(325)
Income tax provision	2,126	2,412	4,180	5,916

EBITDA from continuing operations	$13,891	$16,110	$28,397	$32,880
EBITDA from discontinued operations	583	(558)	560	141

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Stock-based compensation (benefit) expense	—	7	(7)	16
(Gain) loss on sale of property and equipment	(664)	41	(667)	(1,307)
Debt amendment fees	47	500	47	500
Debt issuance cost write-offs	172	213	172	213
Executive severance (1)	—	—	1,133	—

Adjusted EBITDA from all operations	$14,029	$16,313	$29,635	$32,443

Increase (decrease):
Items added back to arrive at EBITDA	(12,979)	(12,795)	(25,718)	(26,375)
Items added back to arrive at Adjusted EBITDA	445	(761)	(678)	578
Income tax benefit (provision) on discontinued operations	(200)	199	(191)	(19)
Depreciation and amortization on discontinued operations	—	(100)	—	(192)
Depreciation and amortization	3,008	2,907	6,028	5,720
Accretion of 12.75% Senior Discount Notes	1,934	1,709	3,772	3,349
Deferred income taxes	2,175	2,136	3,803	5,302
Insurance adjustments	(3,128)	(2,387)	(3,128)	(2,387)
Amortization of deferred financing costs	589	665	1,007	1,100
Undistributed earnings of minority shareholder	202	153	975	315
(Gain) loss on sale of property and equipment	(664)	41	(667)	(1,307)
Stock based compensation (benefit) expense	—	7	(7)	16
Changes in operating assets and liabilities	2,511	(7,278)	(2,167)	(12,747)

Net cash provided by operating activities	$7,922	$809	$12,664	$5,796

(1)	At December 31, 2006, the Company had accrued approximately $1.1 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. This amount is included in payroll and employee benefits expense in the consolidated statement of operations for the six months ended December 31, 2006.

For the three months ended December 31, 2006, consolidated EBITDA from continuing operations of $13.9 million included a 130 basis point increase in uncompensated care as a percentage of gross medical transport revenue. Consolidated EBITDA from continuing operations for the three months ended December 31, 2005 was $16.1 million.

For the six months ended December 31, 2006, consolidated EBITDA from continuing operations of $28.4 million included a 140 basis point increase in uncompensated care as a percentage of gross medical transport revenue and the negative impact of a $0.7 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA from continuing operations for the six months ended December 31, 2005 of $32.9 million included the positive impact of a $1.3 million gain on the sale of real estate in Arizona.

Subsequent Events

Unscheduled principal payment

On March 22, 2007, we, through our wholly owned subsidiary, Rural/Metro LLC, made an $7.0 million unscheduled principal payment on our Term Loan B. In connection with this payment, we wrote-off approximately $0.2 million of deferred financing costs during the third quarter of fiscal 2007.

Withdrawal of Shelf Registration Statement

On March 22, 2007, we announced that we will withdraw our Registration Statement on Form S-3 that was previously filed with the SEC on February 8, 2006. The Registration Statement has not been declared effective by the SEC, and no securities were sold in connection with the Registration Statement.

Credit Facility Amendment No. 5

On January 18, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 5”). See further discussion in Note 8 to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25 percent and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25 percent. Based on amounts outstanding under Term Loan B at December 31, 2006, a 1 percent increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.0 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at December 31, 2006.

Item 4.	Controls and Procedures

Restatement

As discussed in Item 4.02 (a) of the Company’s Current Report on Form 8-K, dated February 13, 2007, management of the Company has amended its Annual Report on Form 10-K for the year ended June 30, 2006 to restate the Company’s annual consolidated financial statements as of and for the years ended June 30, 2006, 2005 and 2004 and the interim consolidated financial statements for each of the quarters within the years ended June 30, 2006 and 2005. Additionally, management of the Company has amended its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to restate the Company’s interim consolidated financial statements for the quarter ended September 30, 2006. The determination to restate these consolidated financial statements was made as a result of the Company’s identification of certain material errors relating to its accounting for inventory. Specifically, the Company has determined that certain durable medical supply items were incorrectly included in inventory.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (the fiscal quarter ended December 31, 2006). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of December 31, 2006. The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical supply items were improperly included in inventory. This control deficiency resulted in the restatement of the Company’s fiscal 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, this control deficiency could result in a material misstatement of inventory and operating expenses that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In an effort to remediate the material weakness described above and in connection with the preparation of its Amended Annual Report on Form 10-K/A for fiscal 2006, and its Amended Quarterly Reports on Form 10-Q/A for the interim periods ended March 31, 2006 and September 30, 2006, the Company has conducted and completed a review of its controls relating to accounting for inventory, and corrected its method of accounting. These steps were completed subsequent to December 31, 2006 but prior to the filing date of this Form 10-Q. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, the newly designed controls have not yet operated for a sufficient period of time to demonstrate operating effectiveness. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Additionally, management intends to enhance its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. Management currently expects that these steps will be completed by June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the three month period ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Footnote 15 to the consolidated financial statements is hereby incorporated by referenced into this Part II – Item 1 of this report.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Scottsdale, Arizona, on December 1, 2006, and adjourned until December 11, 2006, when it concluded. The matters before the meeting were:

•	The election of two directors to serve a three-year term or until their successors are elected; and

•	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

The following individuals were elected at the annual meeting as directors to serve a three-year term or until their respective successors are duly elected and qualified:

Election of Directors	For	Withheld	Abstentions	Broker Non-Votes
Cor J. Clement, Sr.	12,240,026	2,010,858	—	—
Henry G. Walker	12,241,186	2,009,698	—	—

In addition, Class I Directors (Jack E. Brucker, Mary Anne Carpenter and Conrad A. Conrad) and Class II Directors (Louis G. Jekel and Robert E. Wilson) continued their respective terms of office following the 2006 annual meeting of stockholders.

The following individuals were not elected as directors at the annual meeting:

Election of Directors	For	Withheld	Abstentions	Broker Non-Votes
Gabe Hoffman	5,559,039	64,724	—	—
Nicole Viglucci	5,558,742	65,021	—	—

Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007. Votes totaled 19,785,896 for, 75,546 against, 13,204 abstentions and no broker non-votes.

Item 5.	Other Information

Effective March 22, 2007, we entered into a change of control agreement with Kristine B. Ponczak, Senior Vice President and Chief Financial Officer. The agreement provides benefits upon the occurrence of both of two triggering events: (i) a change of control; and (ii) within two years after the change in control, the surviving entity or individuals in control terminate Ms. Ponczak’s employment without cause, or Ms. Ponczak terminates employment for good reason. Upon the occurrence of both triggers, but subject to the limitation described in the last sentence of this paragraph, Ms. Ponczak will receive a sum equal to (A) 200% of (i) her annual base salary, and (ii) the amount of incentive compensation paid or payable to her during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under her employment agreement. The agreement further provides that Ms. Ponczak is entitled to receive certain benefits, including the acceleration of exercisability of stock options or the payment of the value of such stock options in the event they are not accelerated or replaced with comparable options. Health and other benefits received under the change of control agreement will be reduced or eliminated to the extent such benefits are received under an employment agreement. The aggregate payment may not exceed 2.99 times the amount of annualized includable compensation received by Ms. Ponczak as determined under the Internal Revenue Code.

For purposes of the change of control agreement, “good reason” includes a reduction of duties and/or salary, the surviving entity’s failure to assume the executive’s employment and change of control agreement, or relocation of more than 50 miles from the current corporate headquarters. A “change of control” includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of the Company’s then-outstanding voting securities; (ii) during any two-year period, the Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who where directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by the Company’s stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets.

Item 6.	Exhibits

Exhibits

10.1

Amendment No. 5, dated as of January 18, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (1)

10.2

Waiver, dated March 13, 2007, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (2)

10.3	Change of Control Agreement by and between the Registrant and Kristine B. Ponczak, dated March 20, 2007. * **

18.1	Preferability Letter from PricewaterhouseCoopers LLP *

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 +

(1)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 23, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 19, 2007.

*	Filed herewith.

**	Management contracts or compensatory plan or arrangement.

+	Furnished but not filed.

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
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1

Amendment No. 5, dated as of January 18, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (1)

10.2

Waiver, dated March 13, 2007, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (2)

10.3	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 20, 2007.* **

18.1	Preferability Letter from PricewaterhouseCoopers LLP*

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

(1)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 23, 2007.

(2)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 19, 2007.

*	Filed herewith.

**	Management contracts or compensatory plan or arrangement.

+	Furnished but not filed.