Form 10-Q
period 2007-03-31
RURAL/METRO CORP /DE/
filed 2007-05-10
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 24,679,103 shares of the registrant’s Common Stock, par value $.01 per share, outstanding on May 7, 2007.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2007

Part I — Financial Information

Item 1. Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,747	$3,041
Short-term investments	—	6,201
Accounts receivable, net	83,160	83,367
Inventories	8,650	8,828
Deferred income taxes	7,842	9,574
Prepaid expenses and other	16,425	3,698

Total current assets	122,824	114,709

Property and equipment, net	46,625	45,970
Goodwill	38,362	38,362
Deferred income taxes	70,462	71,051
Insurance deposits	1,805	2,842
Other assets	17,841	23,454

Total assets	$297,919	$296,388

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,628	$13,957
Accrued liabilities	49,598	38,590
Deferred revenue	21,234	21,342
Current portion of long-term debt	39	37

Total current liabilities	84,499	73,926

Long-term debt, net of current portion	283,034	291,337
Other long-term liabilities	23,217	25,332

Total liabilities	390,750	390,595

Minority interest	2,624	2,065

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,651,476 and 24,495,518 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	246	245
Additional paid-in capital	154,484	153,955
Treasury stock, 96,246 shares at both March 31, 2007 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(248,946)	(249,233)

Total stockholders’ deficit	(95,455)	(96,272)

Total liabilities, minority interest and stockholders’ deficit	$297,919	$296,388

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net revenue	$116,000	$112,509	$349,782	$337,238

Operating expenses:
Payroll and employee benefits	73,249	68,540	218,619	201,291
Depreciation and amortization	3,148	2,753	9,175	8,281
Other operating expenses	35,349	31,758	94,382	91,848
Loss (gain) on sale of assets	74	5	82	(1,302)

Total operating expenses	111,820	103,056	322,258	300,118

Operating income	4,180	9,453	27,524	37,120
Interest expense	(7,959)	(7,894)	(23,730)	(23,150)
Interest income	153	100	413	425

Income (loss) from continuing operations before income taxes and minority interest	(3,626)	1,659	4,207	14,395
Income tax benefit (provision)	1,194	(834)	(2,986)	(6,750)
Minority interest	(284)	(336)	(1,258)	(651)

Income (loss) from continuing operations	(2,716)	489	(37)	6,994
Income (loss) from discontinued operations, net of income taxes	(45)	(4,636)	324	(4,706)

Net income (loss)	$(2,761)	$(4,147)	$287	$2,288

Earnings per share:
Basic —
Income (loss) from continuing operations	$(0.11)	$0.02	$(0.00)	$0.29
Income (loss) from discontinued operations	(0.00)	(0.19)	0.01	(0.20)

Net income (loss)	$(0.11)	$(0.17)	$0.01	$0.09

Diluted —
Income (loss) from continuing operations	$(0.11)	$0.02	$(0.00)	$0.28
Income (loss) from discontinued operations	(0.00)	(0.18)	0.01	(0.19)

Net income (loss)	$(0.11)	$(0.16)	$0.01	$0.09

Average number of common shares outstanding — Basic	24,632	24,407	24,574	24,323

Average number of common shares outstanding — Diluted	24,632	25,290	24,574	25,283

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at June 30, 2006	24,495,518	$245	$153,955	$(1,239)	$(249,233)	$(96,272)
Issuance of common stock due to options exercised under Stock Option Plans	155,958	1	334	—	—	335
Tax benefit from options exercised under Stock Option Plans	—	—	202	—	—	202
Stock-based compensation benefit	—	—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income	—	—	—	—	287	287

Comprehensive income						287

Balance at March 31, 2007	24,651,476	$246	$154,484	$(1,239)	$(248,946)	$(95,455)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$287	$2,288
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	9,175	8,506
Accretion of 12.75% Senior Discount Notes	5,728	5,077
Deferred income taxes	2,321	2,510
Insurance adjustments	(3,200)	(2,387)
Amortization of deferred financing costs	1,625	1,792
Gain on sale of property and equipment	(592)	(1,302)
Goodwill impairment in discontinued operations	—	982
Earnings of minority shareholder	1,258	651
Stock-based compensation (benefit) expense	(7)	23
Change in assets and liabilities —
Accounts receivable	207	(10,633)
Inventories	178	(133)
Prepaid expenses and other	(1,162)	4,192
Insurance deposits	1,037	3,303
Other assets	4,131	2,198
Accounts payable	(383)	(1,283)
Accrued liabilities	690	(2,875)
Deferred revenue	(108)	945
Other liabilities	209	1,543

Net cash provided by operating activities	21,394	15,397

Cash flows from investing activities:
Sales of short-term investments	21,751	42,700
Purchases of short-term investments	(15,550)	(42,700)
Capital expenditures	(9,779)	(12,871)
Proceeds from the sale of property and equipment	748	1,559

Net cash used in investing activities	(2,830)	(11,312)

Cash flows from financing activities:
Repayment of debt	(14,029)	(17,141)
Distributions to minority shareholders	(700)	(155)
Issuance of common stock	335	632
Cash paid for debt issuance costs	(666)	—
Tax benefit from the exercise of stock options	202	810

Net cash used in financing activities	(14,858)	(15,854)

Increase (decrease) in cash and cash equivalents	3,706	(11,769)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$6,747	$5,919

Non-cash investing and other activities:
Increase in prepaid expenses and other and accrued liabilities for general liability insurance claim	$11,565	$—
Property and equipment funded by liabilities	$44	$—

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements for the three and nine months ended March 31, 2007 and 2006 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by accounting principles generally accepted in the United States of America. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007.

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform to the current year presentation.

(1) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has not determined whether it will elect the fair value measurement provisions for its long-term debt obligations, nor has the Company determined the impact of any future election.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 11 to our consolidated financial statements, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of March 31, 2007, the Company’s defined benefit pension plan was overfunded. Since the benefit obligation will not be measured until June 30, 2007, the Company cannot yet quantify the actual impact the recognition provisions of SFAS 158 will have on its consolidated financial statements and related disclosures. However, since the Company currently measures the funded status of its plan as of the end of its fiscal year, the measurement date provisions of SFAS 158 will have no impact on its consolidated financial statements and related disclosures.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for the Company on June 30, 2007. The company does not believe that the adoption of SAB 108 will have a significant impact on its financial position and results of operations.

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

(2) Stock Based Compensation

At March 31, 2007, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired on November 5, 2002. The 2000 Plan, which provides for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors, had 480,664 shares of common stock available for issuance at March 31, 2007.

The Company recognized $7,000 of stock based compensation benefit in the statement of operations for the nine months ended March 31, 2007. There was no stock based compensation benefit or expense recognized in the three months ended March 31, 2007. The Company recognized approximately $7,000 and $23,000 of stock based compensation expense for the three and nine months ended March 31, 2006, respectively. At March 31, 2007, there were no remaining unvested awards under either stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three and nine months ended March 31, 2007.

(3) Accrued Severance

At March 31, 2007, the Company had approximately $1.1 million in accrued severance benefits pursuant to an employment agreement with its former Chief Financial Officer. The amount was recognized as a component of payroll and employee benefits expense for the nine months ended March 31, 2007. The Company expects to begin making payments in satisfaction of the severance obligation during the fiscal 2007 fourth quarter.

(4) General Liability and Worker’s Compensation Plans

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

The Company engaged its independent actuaries to perform updated valuations of its related claim reserve during the six months ended December 31, 2006 and 2005. Based on the actuarial analysis, the Company reduced its general liability reserves by $0.4 million during the second quarter of fiscal 2007, which was recognized as a reduction to other operating expenses for the nine months ended March 31, 2007. During the second quarter of fiscal 2006, also as a result of the actuarial analysis, the Company increased its general liability reserves by $0.2 million, which was recognized as an increase to other operating expenses for the nine months ended March 31, 2006.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007 and on April 4, 2007 a jury awarded the plaintiff compensatory damages totaling $11.6 million. The Company has filed a motion to appeal. The Company is covered under an automobile liability insurance program for the 2003-2004 policy year for individual claims in excess of $500,000 up to an annual limit of $4.0 million. In addition, the Company maintains excess insurance, which provides additional coverage of up to $25.0 million per claim and in the aggregate. The Company has recorded an additional liability of $11.1 million at March 31, 2007 for the difference between the award and the self-insured deductible with an offsetting receivable of $11.1 million representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheet at March 31, 2007.

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

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves during the six months ended December 31, 2006 and 2005. Based on the actuarial analysis, the Company reduced its workers’ compensation claim reserves by $3.1 million during the second quarter of fiscal 2007, which was reflected as a reduction to payroll and employee benefits expense for the nine months ended March 31, 2007. During the second quarter of fiscal 2006, also a result of the actuarial analysis, the Company reduced its workers compensation claim reserves by $1.5 million, which was reflected as a reduction to payroll and employee benefits expense for the nine months ended March 31, 2006.

Based upon an updated loss assessment prepared by the Company’s independent actuaries, the Company recorded reserve adjustments totaling $0.4 million in the second quarter of fiscal 2007. These adjustments were recognized as an increase to payroll and employee benefits expense for the nine months ended March 31, 2007. During the second quarter of fiscal 2006, also based on an updated actuarial loss assessment, the Company recorded premium refunds and reserve adjustments totaling $1.1 million. These adjustments were recognized as a decrease to payroll and employee benefits expense for the nine months ended March 31, 2006. Of the $1.1 million recognized during the nine months of fiscal 2006, $0.8 million pertained to policy years ended April 30, 2004 and 2003 and was reflected as an increase in other assets and the remaining $0.3 million pertained to the policy year ended April 30, 2005 and was reflected as a reduction to the Company’s workers’ compensation claim reserves. The Company has recorded loss reserves for claims expected to be incurred during this policy period, as the risk of loss was not transferred to the insurer.

(5)	Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2007	June 30, 2006
Senior Secured Term Loan B due March 2011	$93,000	$107,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	64,898	59,170
Other obligations, at varying rates from 6.0% to 12.75%, due through 2013	175	204

Long-term debt	283,073	291,374
Less: Current maturities	(39)	(37)

Long-term debt, net of current maturities	$283,034	$291,337

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25 percent per annum based on contractual periods from one to six months in length at the Company’s option. At March 31, 2007, $85.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.61 percent per annum, $7.0 million of the outstanding Term Loan B balance was under a LIBOR option three-month contract accruing interest at 7.57 percent per annum while the remaining $1 million was under a LIBOR option one-month contract accruing interest at 7.57 percent. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50 percent per annum, and the remaining $10.0 million outstanding was under a LIBOR option three-month contract accruing interest at 7.40 percent.

The Company has capitalized $14.6 million of expenses associated with its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $9.8 million and $10.8 million at March 31, 2007 and June 30, 2006, respectively, and are included in other assets in the consolidated balance sheet.

During the nine months ended March 31, 2007, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), made two $7.0 million unscheduled principal payments on its Term Loan B for a total of $14.0 million. There are no prepayment penalties or fees associated with the unscheduled principal payments. In connection with these unscheduled principal payments, which were made on November 8, 2006 and March 22, 2007, the Company wrote-off $0.4 million of deferred financing costs in the nine months ended March 31, 2007. Rural/Metro LLC has made inception-to-date unscheduled principal payments totaling $42.0 million, and may, from time to time, make additional unscheduled principal payments at its discretion.

At March 31, 2007, the Company had $40.4 million issued under its $45.0 million Letter of Credit Facility, primarily in support of insurance deductible arrangements. In addition, the Company’s $20.0 million Revolving Credit Facility, which includes a letter of credit sub-line in the amount of $10.0 million, was undrawn at March 31, 2007.

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

The Company was in compliance with all of its covenants, as amended, under its 2005 Credit Facility at March 31, 2007.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Level to be Achieved June 30, 2007
Debt leverage ratio	< 4.75	4.02	< 4.75
Interest expense coverage ratio	> 2.00	2.48	> 2.00
Fixed charge coverage ratio	> 1.10	1.38	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	< $22.0 million
New business capital expenditure (2)	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

Credit Facility Amendments

On November 10, 2006, the Company amended the 2005 Credit Facility (“Amendment No. 4”) to modify the definition of the Consolidated EBITDA covenant to exclude the severance benefits associated with the termination of its former Chief Financial Officer. Amendment No. 4 was effective as of September 30, 2006.

On January 18, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 5”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, Amendment No. 5 modified the definitions of “Consolidated Net Income” and “Consolidated Net Rental and Operating Lease Expense” to exclude discontinued operations prior to June 30, 2006. In connection with Amendment No. 5, the Company paid $0.7 million in lender and administration fees during the third quarter of fiscal 2007. Of this amount, $0.5 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. As a result of entering into Amendment No. 5, which is effective as of December 31, 2006, the Company is in compliance with all of its covenants under the 2005 Credit Facility at March 31, 2007.

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc.” and, collectively with Rural/Metro LLC, the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 6) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF March 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,474	$1,273	$—	$6,747	$—	$6,747
Accounts receivable, net	—	—	—	75,185	7,975	—	83,160	—	83,160
Inventories	—	—	—	8,650	—	—	8,650	—	8,650
Deferred tax assets	—	—	—	7,842	—	—	7,842	—	7,842
Prepaid expenses and other	—	—	—	16,425	—	—	16,425	—	16,425

Total current assets	—	—	—	113,576	9,248	—	122,824	—	122,824
Property and equipment, net	—	—	—	46,422	203	—	46,625	—	46,625
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax assets	—	—	—	70,462	—	—	70,462	—	70,462
Insurance deposits	—	—	—	1,805	—	—	1,805	—	1,805
Other assets	1,757	8,077	—	7,482	525	—	16,084	—	17,841
Due from (to) affiliates(1)	—	121,573	125,000	(118,718)	(2,855)	(125,000)	—	—	—
Due from (to) Parent	(42,486)	42,486	—	—	—	—	42,486	—	—
Rural/Metro LLC investment in subsidiaries	—	58,167	—	—	—	(58,167)	—	—	—
Parent Company investment in Rural/Metro LLC	10,172	—	—	—	—	—	—	(10,172)	—

Total assets	$(30,557)	$230,303	$125,000	$159,391	$7,121	$(183,167)	$338,648	$(10,172)	$297,919

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$12,484	$1,144	$—	$13,628	$—	$13,628
Accrued liabilities	—	2,131	—	46,738	729	—	49,598	—	49,598
Deferred revenue	—	—	—	21,234	—	—	21,234	—	21,234
Current portion of long-term debt	—	—	—	39	—	—	39	—	39

Total current liabilities	—	2,131	—	80,495	1,873	—	84,499	—	84,499
Long-term debt, net of current portion(1)	64,898	218,000	125,000	136	—	(125,000)	218,136	—	283,034
Other liabilities	—	—	—	23,217	—	—	23,217	—	23,217

Total liabilities	64,898	220,131	125,000	103,848	1,873	(125,000)	325,852	—	390,750

Minority interest	—	—	—	—	—	2,624	2,624	—	2,624

Stockholders’ equity (deficit):
Common stock	246	—	—	90	—	(90)	—	—	246
Additional paid-in capital	154,484	—	—	74,770	20	(74,790)	—	—	154,484
Treasury stock	(248,946)	—	—	—	—	—	—	—	(248,946)
Accumulated deficit	(1,239)	—	—	(19,317)	5,228	14,089	—	—	(1,239)
Member equity	—	10,172	—	—	—	—	10,172	(10,172)	—

Total stockholders’ equity (deficit)	(95,455)	10,172	—	55,543	5,248	(60,791)	10,172	(10,172)	(95,455)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(30,557)	$230,303	$125,000	$159,391	$7,121	$(183,167)	$338,648	$(10,172)	$297,919

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2007 consists of equity and due to affiliates totaling an amount equal to $100.

(1) For purposes of this presentation, the Senior Subordinated Notes have been reflected in the balance sheets of both Rural/Metro LLC and Rural/Metro Inc. with the appropriate offset reflected in the eliminations column. Interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Current portion of deferred tax assets	—	—	—	9,574	—	—	9,574	—	9,574
Prepaid expenses and other	—	75	—	3,619	4	—	3,698	—	3,698

Total current assets	—	75	—	106,718	7,916	—	114,709	—	114,709
Property and equipment, net	—	—	—	45,766	204	—	45,970	—	45,970
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred tax asset	—	—	—	71,051	—	—	71,051	—	71,051
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,146	525	—	21,550	—	23,454
Due from (to) affiliates(1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	35,020	—	—	—	(35,020)	—	—	—
Parent Company investment in LLC	4,017	—	—	—	—	—	—	(4,017)	—

Total assets	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$12,730	$1,227	$—	$13,957	$—	$13,957
Accrued liabilities	—	5,222	—	32,914	454	—	38,590	—	38,590
Deferred revenue	—	—	—	21,342	—	—	21,342	—	21,342
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	67,023	1,681	—	73,926	—	73,926
Long-term debt, net of current portion(1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other liabilities	—	—	—	25,332	—	—	25,332	—	25,332

Total liabilities	59,170	237,222	125,000	92,522	1,681	(125,000)	331,425	—	390,595

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(249,233)	—	—	(41,905)	4,110	37,795	—	—	(249,233)
Member equity	—	4,017	—	—	—	—	4,017	(4,017)	—

Total stockholders’ equity (deficit)	(96,272)	4,017	—	32,955	4,130	(37,085)	4,017	(4,017)	(96,272)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,102)	$241,239	$125,000	$125,477	$5,811	$(160,020)	$337,507	$(4,017)	$296,388

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$113,132	$9,940	$(7,072)	$116,000	$—	$116,000

Operating expenses:
Payroll and employee benefits	—	—	—	73,226	23	—	73,249	—	73,249
Depreciation and amortization	—	—	—	3,147	1	—	3,148	—	3,148
Other operating expenses	—	—	—	33,067	9,354	(7,072)	35,349	—	35,349
Loss on sale of assets	—	—	—	74	—	—	74	—	74

Total operating expenses	—	—	—	109,514	9,378	(7,072)	111,820	—	111,820

Operating income	—	—	—	3,618	562	—	4,180	—	4,180
Equity in earnings of subsidiaries	(756)	5,134	—	—	—	(5,134)	—	756	—
Interest expense	(2,005)	(5,890)	—	(64)	—	—	(5,954)	—	(7,959)
Interest income	—	—	—	146	7	—	153	—	153

Loss from continuing operations before income taxes and minority interest	(2,761)	(756)	—	3,700	569	(5,134)	(1,621)	756	(3,626)
Income tax benefit	—	—	—	1,194	—	—	1,194	—	1,194
Minority interest	—	—	—	—	—	(284)	(284)	—	(284)

Loss from continuing operations	(2,761)	(756)	—	4,894	569	(5,418)	(711)	756	(2,716)
Loss from discontinued operations, net of income taxes	—	—	—	(45)	—	—	(45)	—	(45)

Net loss	$(2,761)	$(756)	$—	$4,849	$569	$(5,418)	$(756)	$756	$(2,761)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$108,782	$9,700	$(5,973)	$112,509	$—	$112,509

Operating expenses:
Payroll and employee benefits	7	—	—	68,510	23	—	68,533	—	68,540
Depreciation and amortization	—	—	—	2,752	1	—	2,753	—	2,753
Other operating expenses	—	—	—	28,721	9,010	(5,973)	31,758	—	31,758
Loss on sale of assets	—	—	—	5	—	—	5	—	5

Total operating expenses	7	—	—	99,988	9,034	(5,973)	103,049	—	103,056

Operating income	(7)	—	—	8,794	666	—	9,460	—	9,453
Equity in earnings of subsidiaries	(2,361)	3,720	—	—	—	(3,720)	—	2,361	—
Interest expense	(1,779)	(6,081)	—	(34)	—	—	(6,115)	—	(7,894)
Interest income	—	—	—	94	6	—	100	—	100

Income from continuing operations before income taxes and minority interest	(4,147)	(2,361)	—	8,854	672	(3,720)	3,445	2,361	1,659
Income tax provision	—	—	—	(834)	—	—	(834)	—	(834)
Minority interest	—	—	—	—	—	(336)	(336)	—	(336)

Income from continuing operations	(4,147)	(2,361)	—	8,020	672	(4,056)	2,275	2,361	489
Loss from discontinued operations, net of income taxes	—	—	—	(4,636)	—	—	(4,636)	—	(4,636)

Net loss	$(4,147)	$(2,361)	$—	$3,384	$672	$(4,056)	$(2,361)	$2,361	$(4,147)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1) Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$339,409	$30,593	$(20,220)	$349,782	$—	$349,782

Operating expenses:
Payroll and employee benefits	(7)	—	—	218,556	70	—	218,626	—	218,619
Depreciation and amortization	—	—	—	9,173	2	—	9,175	—	9,175
Other operating expenses	—	—	—	86,559	28,043	(20,220)	94,382	—	94,382
Loss on sale of assets	—	—	—	82	—	—	82	—	82

Total operating expenses	(7)	—	—	314,370	28,115	(20,220)	322,265	—	322,258

Operating income	7	—	—	25,039	2,478	—	27,517	—	27,524
Equity in earnings of subsidiaries	6,155	23,847	—	—	—	(23,847)	—	(6,155)	—
Interest expense	(5,875)	(17,692)	—	(163)	—	—	(17,855)	—	(23,730)
Interest income	—	—	—	374	39	—	413	—	413

Income from continuing operations before income taxes and minority interest	287	6,155	—	25,250	2,517	(23,847)	10,075	(6,155)	4,207
Income tax provision	—	—	—	(2,986)	—	—	(2,986)	—	(2,986)
Minority interest	—	—	—	—	—	(1,258)	(1,258)	—	(1,258)

Loss from continuing operations	287	6,155	—	22,264	2,517	(25,105)	5,831	(6,155)	(37)
Income from discontinued operations, net of income taxes	—	—	—	324	—	—	324	—	324

Net income	$287	$6,155	$—	$22,588	$2,517	$(25,105)	$6,155	$(6,155)	$287

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1) Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$325,994	$28,591	$(17,347)	$337,238	$—	$337,238

Operating expenses:
Payroll and employee benefits	23	—	—	201,211	57	—	201,268	—	201,291
Depreciation and amortization	—	—	—	8,278	3	—	8,281	—	8,281
Other operating expenses	—	—	—	81,935	27,260	(17,347)	91,848	—	91,848
Gain on sale of assets	—	—	—	(1,292)	(10)	—	(1,302)	—	(1,302)

Total operating expenses	23	—	—	290,132	27,310	(17,347)	300,095	—	300,118

Operating income	(23)	—	—	35,862	1,281	—	37,143	—	37,120
Equity in earnings of subsidiaries	7,540	25,392	—	—	—	(25,392)	—	(7,540)	—
Interest expense	(5,229)	(17,852)	—	(69)	—	—	(17,921)	—	(23,150)
Interest income	—	—	—	404	21	—	425	—	425

Income from continuing operations before income taxes and minority interest	2,288	7,540	—	36,197	1,302	(25,392)	19,647	(7,540)	14,395
Income tax provision	—	—	—	(6,750)	—	—	(6,750)	—	(6,750)
Minority interest	—	—	—	—	—	(651)	(651)	—	(651)

Income from continuing operations	2,288	7,540	—	29,447	1,302	(26,043)	12,246	(7,540)	6,994
Loss from discontinued operations, net of income taxes	—	—	—	(4,706)	—	—	(4,706)	—	(4,706)

Net income	$2,288	$7,540	$—	$24,741	$1,302	$(26,043)	$7,540	$(7,540)	$2,288

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1) Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$287	$6,155	$—	$22,588	$2,517	$(25,105)	$6,155	$(6,155)	$287
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	9,173	2	—	9,175	—	9,175
Accretion of 12.75% Senior Discount Notes	5,728	—	—	—	—	—	—	—	5,728
Deferred income taxes	—	—	—	2,321	—	—	2,321	—	2,321
Insurance adjustments	—	—	—	(3,200)	—	—	(3,200)	—	(3,200)
Amortization of deferred financing costs	147	1,478	—	—	—	—	1,478	—	1,625
Earnings of minority shareholder	—	—	—	—	—	1,259	1,259	—	1,259
Gain on sale of property and equipment	—	—	—	(592)	—	—	(592)	—	(592)
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)

Changes in assets and liabilities—
Accounts receivable	—	—	—	1,420	(1,213)	—	207	—	207
Inventories	—	—	—	178	—	—	178	—	178
Prepaid expenses and other	—	75	—	(1,241)	4	—	(1,162)	—	(1,162)
Insurance deposits	—	—	—	1,037	—	—	1,037	—	1,037
Other assets	—	—	—	4,131	—	—	4,131	—	4,131
Accounts payable	—	—	—	(300)	(83)	—	(383)	—	(383)
Accrued liabilities	—	(3,091)	—	3,505	275	—	689	—	689
Deferred revenue	—	—	—	(108)	—	—	(108)	—	(108)
Other liabilities	—	—	—	209	—	—	209	—	209

Net cash provided by operating activities	6,155	4,617	—	39,121	1,502	(23,846)	21,394	(6,155)	21,394

Cash flows from investing activities:
Sales of short-term investments	—	—	—	21,751	—	—	21,751	—	21,751
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Capital expenditures	—	—	—	(9,779)	—	—	(9,779)	—	(9,779)
Proceeds from the sale of property and equipment	—	—	—	748	—	—	748	—	748

Net cash used in investing activities	—	—	—	(2,830)	—	—	(2,830)	—	(2,830)

Cash flows from financing activities:
Repayment of debt	—	(14,000)	—	(29)	—	—	(14,029)	—	(14,029)
Distributions to minority shareholders	—	—	—	—	(700)	—	(700)	—	(700)
Distributions to Rural/Metro LLC	—	700	—	—	(700)	—	—	—	—
Issuance of common stock	335	—	—	—	—	—	—	—	335
Cash paid for debt issuance costs	—	(666)	—	—	—	—	(666)	—	(666)
Tax benefit from the exercise of stock options	202	—	—	—	—	—	—	—	202
Due to/from affiliates	(6,692)	9,349	—	(32,679)	21	23,846	537	6,155	—

Net cash used in financing activities	(6,155)	(4,617)	—	(32,708)	(1,379)	23,846	(14,858)	6,155	(14,858)

Increase (decrease) in cash and cash equivalents	—	—	—	3,583	123	—	3,706	—	3,706
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,474	$1,273	$—	$6,747	$—	$6,747

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC — Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,288	$7,540	$—	$24,741	$1,302	$(26,043)	$7,540	$(7,540)	$2,288
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	8,503	3	—	8,506	—	8,506
Accretion of 12.75% Senior Discount Notes	5,077	—	—	—	—	—	—	—	5,077
Deferred income taxes	(810)	—	—	3,320	—	—	3,320	—	2,510
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	152	1,640	—	—	—	—	1,640	—	1,792
Earnings of minority shareholder	—	—	—	—	—	651	651	—	651
Gain on sale of property and equipment	—	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Goodwill impairment in discontinued operations	—	—	—	982	—	—	982	—	982
Stock-based compensation expense	23	—	—	—	—	—	—	—	23
Changes in assets and liabilities—
Accounts receivable	—	—	—	(10,693)	60	—	(10,633)	—	(10,633)
Inventories	—	—	—	(133)	—	—	(133)	—	(133)
Prepaid expenses and other	—	67	—	4,123	2	—	4,192	—	4,192
Insurance deposits	—	—	—	3,303	—	—	3,303	—	3,303
Other assets	—	—	—	2,198	—	—	2,198	—	2,198
Accounts payable	—	—	—	(792)	(491)	—	(1,283)	—	(1,283)
Accrued liabilities	—	(2,854)	—	(215)	194	—	(2,875)	—	(2,875)
Deferred revenue	—	—	—	945	—	—	945	—	945
Other liabilities	—	—	—	1,543	—	—	1,543	—	1,543

Net cash provided by operating activities	6,730	6,393	—	34,136	1,070	(25,392)	16,207	(7,540)	15,397

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(42,700)	—	—	(42,700)	—	(42,700)
Sales of short-term investments	—	—	—	42,700	—	—	42,700	—	42,700
Capital expenditures	—	—	—	(12,666)	(205)	—	(12,871)	—	(12,871)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(11,107)	(205)	—	(11,312)	—	(11,312)

Cash flows from financing activities:
Repayment of debt	—	—	—	(17,141)	—	—	(17,141)	—	(17,141)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Issuance of common stock	632	—	—	—	—	—	—	—	632
Tax benefit from the exercise of stock options	810	—	—	—	—	—	—	—	810
Due to/from affiliates	(8,172)	(6,548)	—	(18,267)	55	25,392	632	7,540	—

Net cash used in financing activities	(6,730)	(6,393)	—	(35,408)	(255)	25,392	(16,664)	7,540	(15,854)

Decrease in cash and cash equivalents	—	—	—	(12,379)	610	—	(11,769)	—	(11,769)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(6)	Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Current income tax provision	$(135)	$(163)	$(610)	$(796)
Deferred income tax benefit (provision)	1,375	1,982	(2,521)	(3,320)

Total income tax benefit (provision)	$1,240	$1,819	$(3,131)	$(4,116)

Continuing operations benefit (provision)	$1,194	$(834)	$(2,986)	$(6,750)
Discontinued operations benefit (provision)	46	2,653	(145)	2,634

Total income tax benefit (provision)	$1,240	$1,819	$(3,131)	$(4,116)

The effective tax rate for the three and nine months ended March 31, 2007 for continuing operations was 32.9 percent and 71.0 percent, respectively, which differs from the federal statutory rate of 35.0 percent primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes that is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company made cash payments for income taxes of $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2007, primarily consisting of federal alternative minimum taxes and state income taxes.

The effective tax rate for the three and nine months ended March 31, 2006 for continuing operations was 50.3 percent and 46.9 percent, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes that is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company made income tax payments of $0.2 million and $0.6 million for the three and nine months ended March 31, 2006, respectively.

The Internal Revenue Service examination of the Company’s federal income tax return for the year ended June 30, 2004 closed in the three months ended December 31, 2006. Management had previously provided for expected adjustments from the examination and that the final outcome resulted in no subsequent adjustments to the Company’s consolidated financial condition, results of operations or cash flows.

(7) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million, which has been included in gain on sale of assets in the consolidated statement of operations for the nine months ended March 31, 2006.

(8) Earnings Per Share

Income (loss) from continuing operations per share assuming no dilution is computed by dividing income (loss) from continuing operations by the weighted-average number of shares outstanding. Income (loss) from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(2,716)	$489	$(37)	$6,994
Average number of shares outstanding — Basic	24,632	24,407	24,574	24,323
Add: Incremental shares for dilutive effect of stock options	—	883	—	960

Average number of shares outstanding — Diluted	24,632	25,290	24,574	25,283

Income (loss) from continuing operations per share — Basic	$(0.11)	$0.02	$(0.00)	$0.29

Income (loss) from continuing operations per share — Diluted	$(0.11)	$0.02	$(0.00)	$0.28

For the three and nine months ended March 31, 2007, no shares of common stock underlying stock options were included in the computation of income per share assuming dilution because there was a loss from continuing operations.

For the three and nine months ended March 31, 2006, 1.1 million shares of common stock underlying options were excluded from consideration for the earnings per share computation because such options had exercise prices in excess of the average market price of the Company’s common stock during the respective period and, therefore would have had an antidilutive effect.

(9) Segment Reporting

The Company has four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by its chief operating decision maker. Although some of the Company’s operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire)

West	California (medical transportation), Florida (medical transportation), Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides medical transportation and related services while the Company’s fire and other services are predominantly in the South and Southwest Segments. During the 2007 fiscal third quarter, the Company determined that certain characteristics of its Utah operations were more similar to the characteristics of operations residing in the Company’s West segment. As a result, the Company’s results of operations pertaining to Utah were reclassified from the Southwest segment to the West segment.

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interest. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. The prior period segment information has been restated to reflect the Utah segment reclassification described above.

The following table summarizes segment information (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended March 31, 2007
Net revenues from external customers:
Medical transportation	$24,438	$17,961	$32,290	$22,829	$97,518
Fire and other (1)	912	5,950	11,694	(74)	18,482

Total net revenue	$25,350	$23,911	$43,984	$22,755	$116,000

Segment profit from continuing operations	$2,564	$1,698	$3,451	$(385)	$7,328

Three months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$23,004	$15,464	$33,969	$23,537	$95,974
Fire and other (1)	1,035	5,278	9,957	265	16,535

Total net revenue	$24,039	$20,742	$43,926	$23,802	$112,509

Segment profit from continuing operations	$2,949	$1,405	$5,557	$2,295	$12,206

Nine months ended March 31, 2007
Net revenues from continuing operations:
Medical transportation	$72,935	$51,367	$96,318	$74,272	$294,892
Fire and other (1)	2,774	17,494	34,195	427	54,890

Total net revenue	$75,709	$68,861	$130,513	$74,699	$349,782

Segment profit from continuing operations	$12,365	$6,346	$12,259	$5,729	$36,699

Nine months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$70,520	$48,556	$99,510	$69,158	$287,744
Fire and other (1)	2,739	15,998	30,416	341	49,494

Total net revenue	$73,259	$64,554	$129,926	$69,499	$337,238

Segment profit from continuing operations	$11,218	$7,250	$20,283	$6,650	$45,401

(1)	Other revenue consists of revenue generated from home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Southwest profit for the nine months ended March 31, 2006 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Segment profit	$7,328	$12,206	$36,699	$45,401
Depreciation and amortization	(3,148)	(2,753)	(9,175)	(8,281)
Interest expense	(7,959)	(7,894)	(23,730)	(23,150)
Interest income	153	100	413	425

Income (loss) from continuing operations before income taxes and minority interest	$(3,626)	$1,659	$4,207	$14,395

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for purposes of assessing segment performance. The following table summarizes segment asset information (in thousands):

	March 31, 2007	June 30, 2006
Mid-Atlantic	$14,611	$14,724
South	14,647	17,385
Southwest	27,702	29,377
West	26,200	21,881

Total segment assets	$83,160	$83,367

The following table represents a reconciliation of segment assets to total assets (in thousands):

	March 31, 2007	June 30, 2006
Segment assets	$83,160	$83,367
Cash and cash equivalents	6,747	3,041
Short-term investments	—	6,201
Inventories	8,650	8,828
Prepaid expenses and other	16,425	3,698
Goodwill	38,362	38,362
Deferred income taxes	78,304	80,625
Property and equipment, net	46,625	45,970
Insurance deposits	1,805	2,842
Other assets	17,841	23,454

Total assets	$297,919	$296,388

(10) Discontinued Operations

During fiscal year 2006, the Company made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three and nine months ended March 31, 2007 and 2006 are included in income (loss) from discontinued operations.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenue:
Mid-Atlantic	$3	$(2)	$3	$2,025
South	—	(83)	—	7,362
Southwest	—	—	—	—
West	—	—	—	—

Net revenue from discontinued operations	$3	$(85)	$3	$9,387

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (loss):
Mid-Atlantic	$2	$(16)	$97	$(451)
South	(41)	(3,031)	238	(2,666)
Southwest	—	—	—	—
West	(6)	(1,589)	(11)	(1,589)

Income (loss) from discontinued operations, net of income taxes	$(45)	$(4,636)	$324	$(4,706)

Loss from discontinued operations for the three months ended March 31, 2007 is presented net of income tax benefit of $45,000 and income from discontinued operations for the nine months ended March 31, 2007 is presented net of income tax expense of $0.1 million. Loss from discontinued operations for the three and nine months ended March 31, 2006 is presented net of income tax benefit of $2.7 million and $2.6 million, respectively. Income from discontinued operations for the nine months ended March 31, 2007 for the Company’s South region is net of a pre-tax gain of $0.7 million due to the sale of a business license held by one of the Company’s subsidiaries. Loss from discontinued operations for the nine months ended March 31, 2006 for the Company’s West region includes a charge of $2.5 million incurred for settlement with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Refer to note 13: “Commitments and Contingencies” for additional information regarding the status of this matter.

(11) Defined Benefit Plan

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

The following table presents the components of net periodic pension benefit cost (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Service cost	$370	$225	$1,108	$676
Interest cost	23	11	69	33
Expected return on plan assets	(60)	(23)	(178)	(70)
Amortization of gain	(1)	—	(5)	—

Net periodic pension benefit cost	$332	$213	$994	$639

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2007	2006
Discount rate	6.48%	5.00%
Rate of increase in compensation levels	4.00%	2.50%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.6 million and $1.8 million during the three and nine months ended March 31, 2007, respectively, and $0.2 million and $0.8 million during the three and nine months ended March 31, 2006, respectively. The Company’s fiscal 2007 contributions are anticipated to approximate $2.4 million.

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

The U.S. government conducted an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Specifically, the U.S. government alleged that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the U.S. government pursuant to which the Company has agreed to pay $2.5 million, plus interest at a rate of 4.63% per annum on such amount beginning on June 5, 2006, with such amount payable over seven months beginning April 23, 2007. In consideration for such payment, the Company obtained a release from the U.S. government of all claims related to such alleged conduct in Texas prior to 2002. In connection with the settlement of the alleged conduct, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

•	The appointment of a compliance officer and committee;
•	Training of employees nationwide;
•	Enhancing procedures relating to certain of the Company’s contracting processes, including tracking contractual arrangements;
•	Review by an independent review organization; and
•	Reporting of certain reportable events.

Certain of these requirements are currently a part of the Company’s ongoing compliance program. Although this matter has been settled, there can be no assurances that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed in the years 1997 to 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company does not agree with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a preliminary offer of $1.3 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time, it is not possible to predict the ultimate conclusion of this investigation.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. The Company cooperates fully with the government agencies that conduct these investigations. See “Legal Proceedings” above. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. In connection with the CIA, the Company is in the process of enhancing its compliance program as discussed above. Under the existing compliance program, the Company initiates its own investigations and conducts audits to examine compliance with various policies and regulations. Internal investigations or audits may result in significant repayment obligations for patient services previously billed. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

Management believes that reserves established for specific contingencies of $4.0 million and $2.9 million as of March 31, 2007 and June 30, 2006, respectively, (including $2.5 million the Texas matter described above at both March 31, 2007 and June 30, 2006 and $1.3 million for the Ohio matter described above at March 31, 2007) are adequate based on information currently available.

(13) Subsequent Events

On May 10, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during fourth quarter of fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever we refer to such words or phrases as "believes", "anticipates", "expects", "plans", "seeks", "intends", "will likely result", "estimates", "projects" or similar expressions are intended to identify such forward-looking statements. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K/A filed, March 23, 2007 with the Commission and in Item 1A of Part II and elsewhere in this Quarterly Report.

Any or all forward-looking statements made in this Quarterly Report (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Quarterly Report.

Rural/Metro Corporation is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. All references to “we,” “our,” “us,” or “Rural/Metro” refer to Rural/Metro Corporation and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. The website for Rural/Metro Corporation is located at www.ruralmetro.com. Information contained on the website, including any external information which is referenced or “linked” on our website, is not a part of this Quarterly Report.

This Quarterly Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/(A) filed with the SEC on March 23, 2007.

Management’s Overview

Uncompensated care continues to be a key challenge to our Company in the third quarter. The increases we are experiencing are driven by a rise in write-offs associated with denials based on non-covered services (commercial insurance) and medical necessity established by each payer (Medicare, Medicaid, commercial insurance), as well as other variables that comprise our self-pay category of receivables. For the nine months ended March 31, 2007 uncompensated care write-offs by category are as follows:

•	57% of our uncompensated care is derived from uninsured patients;

•

20% of our uncompensated care stems from emergency and non-emergency transports provided to insured patients whose insurance plans do not include a benefit for medical transportation services. In the event commercially insured patients are transported and their insurance companies subsequently inform us the transports were not covered services, the unpaid balances become self-pay accounts;

•

15% of uncompensated care is related to transports that were deemed non-medically necessary subsequent to the transports being provided. We make all efforts to determine medical necessity on our non-emergency requests prior to transporting patients; however, there are times when Medicare, Medicaid or commercial insurance may deem, on a retrospective review, the transport not medically necessary and deny reimbursement. In these cases, the unpaid balances become self-pay accounts; and

•

8% of uncompensated care is derived from unpaid balances due for co-pay and deductible amounts from Medicare and commercial insurance beneficiaries. Medicare co-pay and deductible levels have remained consistent when compared to the prior year; however, changes in employer-provided healthcare insurance coverage levels may result in higher co-pays and deductibles to the employee, and these amounts become self-pay accounts.

It is our opinion that the best strategies to reduce uncompensated care and maximize reimbursement focus on the areas of technology, billing services, and case management. We believe that the strategies and initiatives we have developed will help to expedite and improve payments and minimize expenses related to uncompensated care.

Contract Updates

We announced during the quarter the start of one new 911 contract and the successful renewal of two 911 contracts and one specialty fire contract. In addition, the Company made the decision not to bid the 911 and non-emergency contract with Dona Anna County, New Mexico. The Company has served this contract since 2003.

Executive Summary

We provide both emergency and non-emergency medical transportation services, private fire protection and related services, and to a lesser extent, wheelchair transportation services in response to our customers’ needs.

Our medical transportation services business strategy focuses on obtaining exclusive 911 emergency medical transportation contracts within growing communities and subsequently expanding those operations to include non-emergency medical transportation services. We believe this approach diversifies our revenue stream, improves the utilization of our work force and vehicle fleet and enhances profitability.

Our medical transportation services are primarily provided under contract with governmental entities, hospitals, nursing homes, other healthcare facilities and public safety organizations. County and municipal governments may elect to outsource their 911 emergency medical transportation services to a private provider and solicit requests for proposals. These proposals typically stipulate response times and resource requirements, including dedicated 911 fleets. We experience varying levels of fleet dedication depending on the community we serve and its contract stipulations. Dedicated 911 resources cannot be utilized to provide non-emergency medical transports and we may, therefore, experience a lower utilization rate than resources deployed under an integrated system.

Our private fire protection services business strategy focuses on two areas: (1) subscription fire protection services, and (2) master contracts for on-site fire protection at airports and industrial sites.

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

Our fiscal 2007 third quarter and year-to-date results reflect our continued focus on enhancing shareholder value through:

•	targeting new markets that present opportunities for sustainable and profitable growth;
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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including Net Medical Transport APC, average Days Sales Outstanding (“DSO”, see further discussion in “Results of Operations” and “Liquidity and Capital Resources”), Earnings (income from continuing operations) Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), EBITDA adjusted for stock-based compensation, (gains) losses on sale of assets, impairment charges and other unusual or non-recurring transactional events (“adjusted EBITDA”), 911 and non-emergency medical transport volume (see further discussion in “Results of Operations”), wheelchair transport volume (see further discussion in “Results of Operations”) and fire subscriptions (see further discussion in “Results of Operations), among others.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

Rural/Metro Corporation

Operating Statistics

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net Medical Transport APC (1)	$326	$341	$336	$343
DSO (2)	67	60	67	60
EBITDA (3)	$6,953	$4,615	$35,910	$37,636
Adjusted EBITDA (3)	$7,195	$4,627	$36,658	$36,857
Medical Transports (4)	278,494	263,157	815,688	783,142
Wheelchair Transports (5)	21,180	21,728	64,459	59,633
Fire Subscriptions (6)	118,867	117,243	118,867	117,243

(1)	Net Medical Transport APC is defined as gross medical transport revenue less provisions for contractual discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources — EBITDA and Adjusted EBITDA”.
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.
(6)	Fire subscriptions are exclusive to our South and Southwest Segments.

Factors Affecting Operating Results

We have observed the following trends and events that have affected or are likely to affect our financial condition and results of operations.

Transport Volume

Our medical transportation and related services business is dependent upon transport volume, which may increase or decrease depending on population growth, age demographics and seasonal or one-time factors. Additionally, non-emergency transport volume is dependent on the number of healthcare facilities within any given community and the concentration of competitors in that area. We typically provide non-emergency medical transportation services to large healthcare systems under preferred provider contracts. We compete for non-emergency transports originating from smaller healthcare facilities and long-term care centers that are not under contract.

Uncompensated Care

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-off’s:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Non-covered services	22%	16%	20%	16%
Co-Pay/Deductible	7%	7%	8%	9%
Non-medically necessary	17%	11%	15%	12%
Uninsured	54%	66%	57%	63%

Total	100%	100%	100%	100%

The majority, 57.0 percent, of our uncompensated care write-off’s are generated from uninsured patients. The balance of our uncompensated care write-offs are derived from; (1) non-covered services (20.0 percent); (2) non-medically necessary transports (15.0 percent), and; (3) unpaid balances due for co-pay and deductible amounts from Medicare and commercial insurance beneficiaries (8.0 percent). These components are described in detail below;

Non-covered services: Certain commercial healthcare insurance programs do not feature a benefit for certain medical transportation services. In the event commercially insured patients are transported and their insurance companies subsequently inform us the transports were not covered services, the unpaid balances become self-pay accounts.

Co-pays and deductibles: Co-pay and deductible amounts under Medicare and commercial insurance programs are the responsibility of the patient. Medicare co-pay and deductible levels have remained consistent when compared to the prior year; however, changes in employer-provided healthcare insurance coverage levels may result in higher co-pays and deductibles to the employee under commercial insurance programs. These co-pay and deductible amounts become self-pay accounts.

Non-medically necessary transports: We make every effort to determine medical necessity prior to transporting a patient; however, there are times when Medicare or Medicaid or a commercial insurance provider may, on a retrospective review, deem the transport not medically necessary and deny reimbursement. In these cases, the unpaid balances become self-pay accounts.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first nine months of fiscal 2007 to 12.1 percent as compared to 11.0 percent in the first nine months of fiscal 2006. We believe this increase is aligned with overall U.S. healthcare insurance trends.

Other factors that may, positively or negatively, impact amount of uncompensated care include:

1.	Rate Increases: On a periodic basis, we evaluate our cost structure within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and self-pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are self-pay patients can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in the uncompensated care.
2.

Change in Payer Mix: From quarter to quarter the number of patients we transport within each payer group can vary. This shift in payers, ‘payer mix’ shift, may increases or decrease the levels of uncompensated care. For instance, if we experience a shift from the Medicare payer group to the commercial insurance payer group we might expect to see a decrease in our uncompensated care write-offs due to a higher historical collection pattern associated with the commercial insurance payers.

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

Contract Activity

New Contracts

We commenced service to several new markets during the nine months of fiscal 2007, including the following:

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
•

Ten-year contract as the exclusive provider of emergency medical transportation services within Butler County, Missouri and non-emergency transportation services to Poplar Bluff Regional Medical Center, effective December 15, 2006; and

•	Five-year contract as the exclusive provider of emergency medical services to the City of Martinsville, Indiana, effective February 1, 2007.

Contract Renewals

We were awarded various contract renewals throughout our operations during the nine months of fiscal 2007 including the following:

•	15-month renewal of our long-standing contract to provide 911 medical transportation services in Orange County, Florida;
•	Three-year renewal to continue as the preferred provider of emergency and non-emergency transportation services to Baptist Memorial Health Care System in Memphis, Tennessee;
•

Five-year renewal to continue as the preferred provider of non-emergency medical transportation services and critical care medical transportation services to the University of Colorado Hospital located in Aurora, Colorado;

•	Three-year renewal to continue providing specialty firefighting and emergency medical services to Morristown Municipal Airport located in Morristown, New Jersey;
•	Three-year renewal to continue providing emergency medical services to the City of Mesa, Arizona.
•	Three-year renewal to continue providing aircraft rescue and fire fighting services to the Sikorsky Development Flight Test Center in West Palm Beach, Florida;
•	Five-year renewal to continue providing emergency medical services to the City of Tucson, Arizona; and
•	Three-year renewal to continue as the exclusive provider in the City of Greenwood, Indiana.

New Accounting Standards

SFAS 159

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. We have not determined whether we will elect the fair value measurement provisions for our long-term debt obligations, nor have we determined the impact of any future election.

SFAS 158

In September 2006, the FASB issued SFAS No. 158 , “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 11, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of March 31, 2007, our defined benefit pension plan was overfunded. Since the benefit obligation will not be measured until June 30, 2007, we cannot yet quantify the actual impact the recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. However, since we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions of SFAS 158 will have no impact on our consolidated financial statements and related disclosures.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for us in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This statement provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. For prior year immaterial misstatements that are considered material under SAB 108, a one-time transitional cumulative adjustment would be made to beginning retained earnings in the first interim period in which the statement is adopted. SAB 108 is effective for us on June 30, 2007. We do not believe that the adoption of SAB 108 will have a significant impact on our financial position and results of operations.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2007 and 2006

(in thousands, except per share amounts)

	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Net revenue	$116,000	100.0%	$112,509	100.0%	$3,491	3.1%

Operating expenses:
Payroll and employee benefits	73,249	63.1%	68,540	60.9%	4,709	6.9%
Depreciation and amortization	3,148	2.7%	2,753	2.4%	395	14.3%
Other operating expenses	35,349	30.5%	31,758	28.2%	3,591	11.3%
Loss on sale of assets	74	0.1%	5	0.0%	69	#

Total operating expenses	111,820	96.4%	103,056	91.6%	8,764	8.5%

Operating income	4,180	3.6%	9,453	8.4%	(5,273)	(55.8%)
Interest expense	(7,959)	(6.9%)	(7,894)	(7.0%)	(65)	(0.8%)
Interest income	153	0.1%	100	0.1%	53	53.0%

Income from continuing operations before income taxes and minority interest	(3,626)	(3.1%)	1,659	1.5%	(5,285)	#
Income tax (benefit) provision	1,194	1.0%	(834)	(0.7%)	2,028	#
Minority interest	(284)	(0.2%)	(336)	(0.3%)	52	15.5%

Income (loss) from continuing operations	(2,716)	(2.3%)	489	0.4%	(3,205)	#
Income (loss) from discontinued operations, net of income taxes	(45)	(0.0%)	(4,636)	(4.1%)	4,591	99.0%

Net loss	$(2,761)	(2.4%)	$(4,147)	(3.7%)	$1,386	33.4%

Income per share:
Basic —
Income (loss) from continuing operations	$(0.11)		$0.02		$(0.13)
Income (loss) from discontinued operations	(0.00)		(0.19)		0.19

Net loss	$(0.11)		$(0.17)		$0.06

Diluted —
Income (loss) from continuing operations	$(0.11)		$0.02		$(0.13)
Income (loss) from discontinued operations	(0.00)		(0.18)		0.18

Net loss	$(0.11)		$(0.16)		$0.05

Average number of common shares outstanding — Basic	24,632		24,407		225

Average number of common shares outstanding — Diluted	24,632		25,290		(658)

# — Variances over 100% not displayed.

Net revenue growth of $3.5 million, or 3.1 percent, resulted from a $1.5 million, or 1.6 percent, increase in net medical transportation and related services revenue and a $2.0 million, or 11.8 percent, increase in fire and other services revenue.

Operating expenses were $8.8 million higher for the three months ended March 31, 2007 compared to the prior period primarily due to a $4.7 million increase in payroll and employee benefits and a 3.6 million increase in other operating expenses. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Medical transportation and related services	$97,518	$95,974	$1,544	1.6%
Fire and other services	18,482	16,535	1,947	11.8%

Total net revenue	$116,000	$112,509	$3,491	3.1%

Medical Transportation and Related Services

The $1.5 million increase in medical transportation and related services revenue was driven by $1.9 million in new contract revenue offset by a $0.4 million decrease in same service area medical transportation revenue. The decrease in same service area medical transportation revenue included a $3.7 million increase related to medical transport volume offset by a $4.1 million decrease in Net Medical Transport APC.

The following tables provide comparative details reflecting trends in transport volume on a quarterly basis. Results include same service area medical transports, new contracts, transports originating from 911 emergency calls and transports originating from non-emergency requests for medical transportation services.

A comparison of same service area and new contract medical transports is included in the table below:

	Three Months Ended March 31,
	2007	2006	Transport Change	% Change
Same service area medical transports	273,207	263,157	10,050	3.8%
New contract medical transports	5,287	N/A	5,287	#

Medical transports from continuing operations	278,494	263,157	15,337	5.8%

# — Variances over 100% not displayed

Medical transportation volume increased 5.8 percent from 263,157 transports for the three months ended March 31, 2006 to 278,494 for the three months ended March 31, 2007. This increase was a result of same service area transport growth of 10,050 transports and new contract transport growth of 5,287, which is due to our new contracts in Missouri, Utah and Washington.

A comparison of total transports is included in the table below:

	Three Months Ended March 31,
	2007	2006	Transport Change	% Change
Emergency medical transports	129,461	113,651	15,810	13.9%
Non-emergency medical transports	149,033	149,506	(473)	(0.3%)

Total medical transports	278,494	263,157	15,337	5.8%
Wheelchair transports	21,180	21,728	(548)	(2.5%)

Total transports from continuing operations	299,674	284,885	14,789	5.2%

Total transport volume increased by 14,789 transports, or 5.2 percent. The wheelchair services provided to our non-emergency medical transportation customers. The decrease in wheelchair volume reflects our efforts to call screen seeking insurance documentation prior to scheduling the transport.

Net Medical Transport APC for the three months ended March 31, 2007 was $326 compared to $341 for the three months ended March 31, 2006. The 4.4 percent decrease reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency medical services sector, changes in the number of basic life support versus advance life support transports provided and an increase in uncompensated care. The emergency transport sector experiences a higher level of uncompensated care, which has been compounded by recent increases in uncompensated care due to co-pays, deductibles, medical necessity, and non-covered services. Additionally, national trends toward higher levels of uninsured patients have affected our results. Combined, these influences have driven Net Medical Transport APC down year-to-date.

Both contractual discounts and uncompensated care are reflected as a reduction of gross medical transportation revenue. A reconciliation of gross medical transportation services revenue to net medical transportation services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2007	% of Net Revenue	2006	% of Net Revenue	Change	% Change
Gross Revenue	$205,988	100.0%	$186,520	100.0%	$19,468	10.4%
Contractual Discounts	(77,149)	(37.5%)	(64,911)	(34.8%)	(12,238)	(18.9%)
Uncompensated care	(31,321)	(15.2%)	(25,635)	(13.7%)	(5,686)	(22.2%)

Net Medical Transportation Revenue	$97,518	47.3%	$95,974	51.5%	$1,544	1.6%

Fire and Other Services

The increase in fire and other services revenue is primarily due to an increase in master fire fees of $1.2 million or 32%. In addition, fire subscription revenue grew $0.7 million, or 6.8 percent, of which $0.5 million, or 71.4 percent, was related to higher subscription rates and $0.2 million, or 28.6 percent, was related to an increase in the number of subscribers.

Operating Expenses

Payroll and Employee Benefits

The $4.7 million increase in payroll and employee benefits expense included $0.6 million increase in employee health insurance expense due to higher claims paid under our self-insured program, $0.8 million in payroll and employee benefit costs due to an increase in headcount as a result of hiring paramedics in our San Diego operation that were historically independent contractors and thus reflected in other operating expenses, competitive wage increases within specific markets to counter paramedic shortages and the balance due to increased transport volume. These increases were offset by a $1.4 million decrease in the management incentive plan accrual as a result of the Company not meeting certain year-to-date internal benchmarks.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during 2006 fiscal fourth quarter.

Other Operating Expenses

The $3.6 million increase in other operating expenses was primarily due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001, a $0.5 million increase in professional fees associated with our external auditors and Sarbanes-Oxley 404 compliance resulting from a timing difference for fees expensed earlier in fiscal 2007 and a $0.2 million increase in professional fees related to the Company’s recent change in revenue recognition and inventory restatement. The remainder was attributable to increases in operating supplies expense, and fuel expense as a result of the higher volume of transports.

Interest Expense

The increase in interest of $0.1 million was primarily due to the continued non-cash accretion of our Senior Discount Notes, which totaled $2.0 million in the 2007 three-month period versus $1.7 million. The increase in interest expense pertaining to our Senior Discount Notes was offset by a decrease in the amortization of deferred financing costs, which is classified as a component of interest expense.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the three months ended March 31, 2007, we recorded a $1.2 million income tax benefit related to continuing operations, including a deferred income tax benefit of $1.3 million, resulting in an effective tax rate of 32.9 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. This rate also includes certain adjustments to prior year tax provisions, which reduced our effective tax rate by 4.1 percent. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

The effective tax rate for the three months ended March 31, 2007 differs from the effective tax rate for the nine months ended March 31, 2007 primarily as a result of our pretax loss for the three months ended March 31, 2007. The permanent differences described above increase tax expense for the nine months ended March 31, 2007, resulting in an increase to the effective tax rate calculated on pre-tax income. However, these adjustments decrease the tax benefit for the three months ended March 31, 2007, resulting in a reduction to the effective tax rate calculated on the pre-tax loss.

We also recorded $45,000 in income tax benefit related to discontinued operations during the three months ended March 31, 2007. The Company made income tax payments of $0.2 million for the three months ended March 31, 2007.

During the three months ended March 31, 2006, we recorded a $0.8 million income tax provision related to continuing operations, including a deferred income tax provision of $0.5 million, resulting in an effective tax rate of 50.3 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

We also recorded $2.7 million in income tax benefit related to discontinued operations during the three months ended March 31, 2006. The Company made income tax payments of $0.2 million for the three months ended March 31, 2006.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50 percent) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2006, we made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three months ended March 31, 2007 and 2006 are included in income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended March 31, 2006 was $4.6 million and includes an income tax benefit of $2.7 million. Loss from discontinued operations before the impact of the income tax benefit was $7.3 million and included $2.6 million in additional estimates for uncompensated care, a $1.0 million goodwill write-off related to the closure of the New Jersey operation, and a $2.5 million reserve related to settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire)

West	California (medical transportation), Florida (medical transportation), Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington, Utah

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$24,438	$23,004	$1,434	6.2%
Other services	912	1,035	(123)	(11.9%)

Total net revenue	$25,350	$24,039	$1,311	5.5%

Segment profit	$2,564	$2,949	$(385)	(13.1%)
Segment profit margin	10.1%	12.3%
Medical transports	71,514	71,466	48	0.1%
Wheelchair transports	5,655	5,963	(308)	(5.2%)
Net Medical Transport APC	$319	$299	$20	6.7%
DSO	54	58	(4)	(6.9%)

The $1.4 million increase in net medical transportation and related services revenue is entirely attributable to an increase in Net Medical Transport APC within the Segment. The decrease in wheelchair transports is a function of continued call screening efforts to ensure insurance coverage prior to scheduling the transport.

Payroll-related expense decreased $0.1 million in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This decrease is due to full deployment of the proprietary scheduling system that assists in managing overtime costs, reduced health insurance costs within specific markets, and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $1.7 million primarily due to a one-time $1.3 million reserve recognized in the three months ended March 31, 2007. The $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001.

The increase in Net Medical Transport APC was primarily a result of increased transport rates and a decrease in uncompensated care write-offs.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$17,961	$15,464	$2,497	16.1%
Fire and other services	5,950	5,278	672	12.7%

Total net revenue	$23,911	$20,742	$3,169	15.3%

Segment profit	$1,698	$1,405	$293	20.8%
Segment profit margin	7.1%	6.8%
Medical transports	64,841	58,449	6,392	10.9%
Wheelchair transports	4,584	3,324	1,260	37.9%
Net Medical Transport APC	$259	$248	$11	4.4%
Fire subscriptions at period end	34,325	34,870	(545)	(1.6%)
DSO	65	71	(6)	(8.5%)

The $2.5 million increase in medical transportation and related services revenue was driven by a $0.7 million in new contract revenue and a $1.8 million increase in same service area medical transport revenue. The increase in same service area medical transport revenue includes a $1.2 million increase related to medical transport volume and a $0.6 million increase in Net Medical Transport APC. The increase in medical transports was primarily in the Indiana, Kentucky and Cincinnati markets. The increase in fire and other services revenue was primarily driven by an increase of $0.3 million attributable to a new master airport contract in Florida. The increase in wheelchair transports is specific to the Birmingham market where such transports were outsourced until August 2006. The slight decrease in the number of fire subscriptions reflects bundling subscription arrangements under home owner association contracts instead of contracting directly to individual homeowners.

Payroll-related expense increased $1.6 million in the three months ended March 31, 2007. This increase is primarily attributable to wage increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment, offset by reduced health insurance costs within specific markets and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $1.0 million for the three months ended March 31, 2007. The increase is due to operating supplies expenses, fuel costs and vehicle-related maintenance expenses associated with higher transport volume.

The increase in the Net Medical Transport APC can be attributed to a decrease in uncompensated care during the 2007 third quarter.

DSO decreased 6 days due to the segments focused efforts to shorten the ‘days to bill’ process and improved billing documentation.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$32,290	$33,969	$(1,679)	(4.9%)
Fire and other services	11,694	9,957	1,737	17.4%

Total net revenue	$43,984	$43,926	$58	0.1%

Segment profit	$3,451	$5,557	$(2,106)	(37.9%)
Segment profit margin	7.8%	12.7%
Medical transports	68,828	67,005	1,823	2.7%
Wheelchair transports	3,354	4,287	(933)	(21.8%)
Net Medical Transport APC	$458	$496	$(38)	(7.7%)
Fire subscriptions at period end	84,542	82,373	2,169	2.6%
DSO	63	47	16	34.0%

The $1.7 million decrease in medical transportation and related services revenue was driven by a $0.9 million increase related to medical transport volume offset by a $2.6 million decrease in Net Medical Transport APC. The increase in fire and other services revenue is primarily due to a 2.6 percent growth in the number of fire subscriptions and higher fire subscription rates.

Payroll-related expenses were $27.1 million in the 2007 fiscal third quarter, up $2.3 million or 9.2 percent from $24.8 million in the 2006 fiscal third quarter. The increase is primarily due to a wage increase in the Arizona market to counter paramedic shortages and to retain existing workforce, increased headcount, increased health insurance expense and increased defined benefit pension plan cost for certain union employees. Other operating expenses decreased $0.9 million for the three months ended March 31, 2007 compared to prior year. The decrease in other operating expenses was due to the institution of a standard scheduled maintenance program for fire apparatus, the completion of legacy leases and the elimination of various professional fees associated with the prior years franchise protection efforts.

The decrease in Net Medical Transport APC is attributed to a continued upward trend in the factors driving an increase in self-pay accounts. The factors impacting this Segment the most include co-pay, deductibles under Medicare and Commercial insurance programs, the Medicare and/or Medicaid intermediary’s retrospective determination of non-medical necessity, and insurance companies subsequently informing us the transport is not a covered service.

DSO increased 16 days primarily as a result of the extended collection cycle related to increases in the number of self-pay patients.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except wheelchair transports, alternative transports, Net Medical Transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$22,829	$23,537	$(708)	(3.0%)
Other services	(74)	265	(339)	(128.0%)

Total net revenue	$22,755	$23,802	$(1,047)	(4.4%)

Segment profit	$(385)	$2,295	$(2,680)	(116.8%)
Segment profit margin	(1.7%)	9.6%
Medical transports	73,311	66,237	7,074	10.7%
Wheelchair transports	7,587	8,154	(567)	(7.0%)
Net Medical Transport APC	$268	$312	$(44)	(14.1%)
DSO	90	77	13	16.9%

The $0.7 million decrease in medical transportation and related services revenue was driven by $1.2 million in new contract revenue offset by a $1.9 million decrease in same service area medical transport revenue. The decrease in same service area medical transport revenue included a $1.3 million increase related to transport volume offset by a $3.2 million decrease in Net Medical Transport APC.

Payroll-related expenses increased $1.7 million for the three months ended March 31, 2007 compared to prior year. This increase is primarily attributable to $0.8 million attributed to an increase in headcount as a result of hiring paramedics in the San Diego operation that were historically independent contractors and thus reflected in other operating expenses and wage increases to counter paramedic shortages and to retain existing workforce. Other operating expenses decreased $0.3 million for the three months ended March 31, 2007 due to the reduction in the use of independent contractors in the San Diego operation.

The decrease in Net Medical Transport APC is attributed to a continued upward trend in the factors driving an increase in self-pay accounts. The factors impacting this Segment the most include co-pay, deductibles under Medicare and Commercial insurance programs, the Medicare and/or Medicaid intermediary’s retrospective determination regarding medical necessity, and insurance companies subsequently informing us the transport is not a covered service.

DSO increased 13 days as a result of a disruption in collections related to certain Medicaid payers in Washington and Colorado.

Nine months ended March 31, 2007 Compared to Nine months ended March 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Nine Months Ended March 31, 2007 and 2006

(in thousands)

	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Net revenue	$349,782	100.0%	$337,238	100.0%	$12,544	3.7%

Operating expenses:
Payroll and employee benefits	218,619	62.5%	201,291	59.7%	17,328	8.6%
Depreciation and amortization	9,175	2.6%	8,281	2.5%	894	10.8%
Other operating expenses	94,382	27.0%	91,848	27.2%	2,534	2.8%
(Gain) loss on sale of assets	82	0.0%	(1,302)	(0.4%)	1,384	#

Total operating expenses	322,258	92.1%	300,118	89.0%	22,140	7.4%

Operating income	27,524	7.9%	37,120	11.0%	(9,596)	(25.9%)
Interest expense	(23,730)	(6.8%)	(23,150)	(6.9%)	(580)	(2.5%)
Interest income	413	0.1%	425	0.1%	(12)	(2.8%)

Income (loss) from continuing operations before income taxes and minority interest	4,207	1.2%	14,395	4.3%	(10,188)	(70.8%)
Income tax (benefit) provision	(2,986)	(0.9%)	(6,750)	(2.0%)	3,764	55.8%
Minority interest	(1,258)	(0.4%)	(651)	(0.2%)	(607)	(93.2%)

Income from continuing operations	(37)	(0.0%)	6,994	2.1%	(7,031)	#
Income (loss) from discontinued operations, net of income taxes	324	0.1%	(4,706)	(1.4%)	5,030	#

Net income	$287	0.1%	$2,288	0.7%	$(2,001)	(87.5%)

Income (loss) per share:
Basic –
Income from continuing operations	$(0.00)		$0.29		$(0.29)
Income (loss) from discontinued operations	0.01		(0.20)		0.21

Net income	$0.01		$0.09		$(0.08)

Diluted –
Income from continuing operations	$(0.00)		$0.28		$(0.28)
Income (loss) from discontinued operations	0.01		(0.19)		0.20

Net income	$0.01		$0.09		$(0.08)

Average number of common shares outstanding — Basic	24,574		24,323		251

Average number of common shares outstanding — Diluted	24,574		25,283		(709)

# — Variances over 100% not displayed.

Net revenue growth of $12.5 million, or 3.7 percent, consisted of a $7.1 million, or 2.5 percent, increase in net medical transportation and related services revenue and a $5.4 million, or 10.9 percent, increase in fire and other services revenue.

Operating expenses were $22.1 million higher for the nine months ended March 31, 2007 compared to the prior period primarily due to a $17.3 million increase in payroll and employee benefits, a $2.5 million increase in other operating expenses and a $1.4 million net gain on sale of assets not recurring in this fiscal year. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
Medical transportation and related services	$294,892	$287,744	$7,148	2.5%
Fire and other services	54,890	49,494	5,396	10.9%

Total net revenue	$349,782	$337,238	$12,544	3.7%

Medical Transportation and Related Services

The $7.1 million increase in medical transportation and related services revenue was driven by $5.6 million in new contract revenue and a $1.5 million increase in same service area medical transportation revenue. The increase in same service area medical transportation revenue included a $6.3 million increase related to medical transport volume offset by a $4.8 million decrease in Net Medical Transport APC.

The following tables provide comparative details reflecting trends in transport volume on a year-to-date basis. Results include same service area medical transports, new contracts, transports originating from 911 emergency calls and transports originating from non-emergency requests for medical transportation services.

A comparison of same service area and new contract medical transports is included in the table below:

	Nine Months Ended March 31,
	2007	2006	Transport Change	% Change
Same service area medical transports	800,308	783,142	17,166	2.2%
New contract medical transports	15,380	N/A	15,380	#

Medical transports from continuing operations	815,688	783,142	32,546	4.2%

# — Variances over 100% not displayed

Medical transportation volume increased 4.2 percent from 783,142 transports for the nine-month period ended March 31, 2006 to 815,688 transports for the nine-month period ended March 31, 2007. This increase resulted from same service area transport growth of 17,166 transports and 15,380 transports from our new contracts in Florida, Utah, Washington and Missouri.

A comparison of total transports is included in the table below:

	Nine Months Ended March 31,
	2007	2006	Transport Change	% Change
Emergency medical transports	378,866	346,756	32,110	9.3%
Non-emergency medical transports	436,822	436,386	436	0.1%

Total medical transports	815,688	783,142	32,546	4.2%
Wheelchair transports	64,459	59,633	4,826	8.1%

Total transports from continuing operations	880,147	842,775	37,372	4.4%

Total transport volume increased by 37,372 transports, or 4.4 percent. Medical transport growth accounted for 87.1 percent of total transport growth, and an increase in wheelchair transports accounted for 12.9 percent of total transport growth. The increase in wheelchair volume reflects transports previously outsourced.

Net Medical Transport APC for the nine months ended March 31, 2007 was $336 compared to $343 for the nine months ended March 31, 2006. The 2.0 percent decrease reflects four drivers; increased transport rates offset by a concentration of transport growth year-to-date within the emergency medical services sector, changes in the number of basic life support versus advance life support transports provided and an increase in uncompensated care. The emergency transport sector experiences a higher level of uncompensated care, which has been compounded by recent increases in uncompensated care due to co-pays, deductibles, medical necessity, and non-covered services. Additionally, national trends toward higher levels of uninsured patients have affected our results. Combined these influences have driven Net Medical Transport APC down year-to-date.

Both contractual discounts and uncompensated care are reflected as a reduction of gross medical transportation revenue. A reconciliation to gross medical transportation services revenue to net medical transportation services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Gross Revenue	$592,566	100.0%	$544,573	100.0%	$47,993	8.8%
Contractual Discounts	(211,297)	(35.7%)	(184,981)	(34.0%)	(26,316)	(14.2%)
Uncompensated care	(86,377)	(14.6%)	(71,848)	(13.2%)	(14,529)	(20.2%)

Net Medical Transportation Revenue	$294,892	49.8%	$287,744	52.8%	$7,148	2.5%

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $3.5 million, or 10.8 percent, of which $3.0 million, or 85.7 percent, was related to higher subscription rates and $0.5 million, or 14.3 percent, was related to an increase in the number of subscribers. Additionally, master fire fees increased $2.0 million due to increases in various master fire contract rates and other revenue decreased $0.1 million primarily due to hurricane relief revenue recognized in the prior year.

Operating Expenses

Payroll and Employee Benefits

The $17.3 million increase in payroll and employee benefits expense included a $2.7 million increase in employee health insurance expense due to higher claims paid under our self-insured program, $2.2 million in payroll and employee benefit costs due to an increase in headcount as a result of hiring paramedics in our San Diego operation that were historically independent contractors and thus reflected in other operating expenses, a $1.1 million increase in severance expense, which is payable to the Company’s former Chief Financial Officer, $0.4 million is attributable an increase in employer contribution costs associated with the defined benefit pension plan of one of our subsidiaries, competitive wage increases within specific markets to counter paramedic shortages and the balance due to increased transport volume.

Depreciation and Amortization

The increase in depreciation and amortization of $0.9 million or 11 percent in the 2007 versus 2006 nine-month period is primarily due to higher depreciation expense as a result of increased capital expenditures during the 2006 fiscal fourth quarter.

Other Operating Expenses

The $2.5 million increase in other operating expenses was primarily due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001, and a $1.1 million increase in operating supplies and other vehicle expenses as a result of the higher volume of transports.

Gain on Sale of Assets

The decrease in gain on sale of assets was due to a $1.3 million pre-tax gain on the sale of real estate located in Arizona, which was recognized in the nine-month period ended March 31, 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense of $0.6 million was primarily due to the continued non-cash accretion of our Senior Discount Notes, which totaled $5.7 million in the 2007 nine-month period versus $5.1 million in the 2006 nine-month period.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the nine months ended March 31, 2007, we recorded a $3.0 million income tax provision related to continuing operations, including a deferred income tax provision of $2.5 million, resulting in an effective tax rate of 71.0 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. This rate also includes certain adjustments to prior year tax provisions, which increased our effective tax rate by 3.5 percent. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the nine months ended March 31, 2007 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of lower pretax income for the nine months ended March 31, 2007, which increases the tax rate effect of the permanent differences described above.

We also recorded $0.1 million in income tax provision related to discontinued operations during the nine months ended March 31, 2007. The Company made income tax payments of $0.4 million for the nine months ended March 31, 2007.

During the nine months ended March 31, 2006, we recorded a $6.8 million income tax provision related to continuing operations, including a deferred income tax provision of $5.8 million, resulting in an effective tax rate of 46.9 percent. This rate differs from the federal statutory rate of 35.0 percent primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

We also recorded $2.6 million in income tax benefit related to discontinued operations during the nine months ended March 31, 2006. The Company made income tax payments of $0.6 million for the nine months ended March 31, 2006.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50.0 percent) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the 2006 fiscal year, we made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the nine months ended March 31, 2007 and 2006 are included in income (loss) from discontinued operations.

Loss from discontinued operations for the nine months ended March 31, 2006 was $4.7 million and includes an income tax benefit of $2.6 million. Loss from discontinued operations before the impact of the income tax benefit was $7.3 million and included $3.4 million in additional estimates for uncompensated care, a $1.0 million goodwill write-off related to the closure of the New Jersey operation, and a $2.5 million reserve related to settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to our discontinued operations in the State of Texas. Income (loss) from discontinued operations excludes the allocation of certain shared services costs such as human resources, financial services, risk management and legal services, among others. These ongoing services and associated costs will be redirected to support new markets or for the expansion of existing service areas.

Nine months ended March 31, 2007 Compared to Nine months ended March 31, 2006 — Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire)

West	California (medical transportation), Florida (medical transportation), Colorado, Oregon (medical transportation), Nebraska, South Dakota, Washington, Utah

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$72,935	$70,520	$2,415	3.4%
Other services	2,774	2,739	35	1.3%

Total net revenue	$75,709	$73,259	$2,450	3.3%

Segment profit	$12,365	$11,218	$1,147	10.2%
Segment profit margin	16.3%	15.3%
Medical transports	216,862	216,463	399	0.2%
Wheelchair transports	17,928	16,019	1,909	11.9%
Net Medical Transport APC	$312	$302	$10	3.3%
DSO	54	58	(4)	(6.9%)

The $2.4 million increase in net medical transportation and related service revenue is entirely same service area growth. This growth in same service area medical transportation revenue includes a $0.1 million increase related to medical transport volume and a $2.3 million increase in Net Medical Transport APC. The increase in wheelchair transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense decreased $1.0 million for the nine months ended March 31, 2007 compared to the prior year. This decrease is primarily attributable to full deployment of the proprietary scheduling system that assists in managing overtime costs, reduced health insurance costs within specific markets, and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $1.3 million due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001.

The increase in Net Medical Transport APC was primarily a result of increased transport rates and a decrease in uncompensated care write-offs.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$51,367	$48,556	$2,811	5.8%
Fire and other services	17,494	15,998	1,496	9.4%

Total net revenue	$68,861	$64,554	$4,307	6.7%

Segment profit	$6,346	$7,250	$(904)	(12.5%)
Segment profit margin	9.2%	11.2%
Medical transports	186,024	175,511	10,513	6.0%
Wheelchair transports	12,855	9,761	3,094	31.7%
Net Medical Transport APC	$256	$258	$(2)	(0.8%)
Fire subscriptions at period end	34,325	34,870	(545)	(1.6%)
DSO	65	71	(6)	(8.5%)

The $2.8 million increase in medical transportation and related services revenue was driven by a $0.7 million in new contract revenue and a $2.1 million increase in same service area medical transportation revenue. The increase in same service area medical transportation revenue included a $2.4 million increase related to medical transport volume offset by a $0.3 million decrease in Net Medical Transport APC. The increase in medical transports was primarily in the Indiana, Kentucky and Cincinnati markets. The increase in fire and other services revenue was primarily driven by an increase of $0.3 million attributable to a new airport contract in Florida. The slight decrease in the number of fire subscriptions reflects bundling subscription arrangements under homeowners association contracts instead of contracting directly to individual homeowners. The increase in wheelchair transports is specific to the Birmingham market where such transports were outsourced until August 2006.

Payroll-related expense increased $3.9 million for the nine months ended March 31, 2007 compared to the prior year. This increase is primarily attributable to wage increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment offset by reduced health insurance costs within specific markets and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $0.7 million for the nine months ended March 31, 2007 due to fuel and operating supply expense associated with higher transport volume.

The decrease in Net Medical Transport APC is attributed to the increase in uncompensated care resulting from the impact of the consolidation of the Segment’s billing center in the prior year. In the three months ended March 31, 2007 the segment is seeing a positive change in uncompensated care trends.

DSO decreased 6 days due to the Segments focused efforts to shorten the ‘days to bill’ process and improved billing documentation.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$96,318	$99,510	$(3,192)	(3.2%)
Fire and other services	34,195	30,416	3,779	12.4%

Total net revenue	$130,513	$129,926	$587	0.5%

Segment profit	$12,259	$20,283	$(8,024)	(39.6%)
Segment profit margin	9.4%	15.6%
Medical transports	195,152	194,999	153	0.1%
Wheelchair transports	10,095	11,361	(1,266)	(11.1%)
Net Medical Transport APC	$482	$499	$(17)	(3.4%)
Fire subscriptions at period end	84,542	82,373	2,169	2.6%
DSO	63	47	16	34.0%

The $3.2 million decrease in medical transportation and related services revenue was driven by a $0.1 million increase related to medical transport volume offset by a $3.3 million decrease in Net Medical Transport APC. The increase in fire and other services revenue is due to 2.6 percent growth in the number of fire subscriptions and higher fire subscription rates.

Payroll-related expense increased $7.7 million for the nine months ended March 31, 2007 compared to the prior year. This increase is primarily due to a wage increase in the Arizona market to counter paramedic shortages and retain existing workforce, increased headcount, increased health insurance expense and increased defined benefit plan costs for certain union employees. Other operating expenses decreased $2.3 million for the nine months ended March 31, 2007 compared to the prior year. This decrease is primarily due to the institution of a standard scheduled maintenance program for fire apparatus, the completion of legacy ambulance leases, and the elimination of various professional fees associated with the prior years franchise protection efforts. Additionally, in the prior year the Southwest Segment benefited from a one-time pre-tax gain on the sale of real estate.

The decrease in Net Medical Transport APC is attributed to a continued upward trend in the factors driving an increase in self-pay accounts. The factors impacting this Segment the most include co-pay, deductibles under Medicare and Commercial insurance programs, the Medicare and/or Medicaid intermediary’s retrospective determination of non-medical necessity, and insurance companies subsequently informing us the transport is not a covered service.

DSO increased 16 days primarily as a result of the extended collection cycle related to increases in the number of self-pay patients.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
Net revenue
Medical transportation and related services	$74,272	$69,158	$5,114	7.4%
Other services	427	341	86	25.2%

Total net revenue	$74,699	$69,499	$5,200	7.5%

Segment profit	$5,729	$6,650	$(921)	(13.8%)
Segment profit margin	7.7%	9.6%
Medical transports	217,650	196,169	21,481	11.0%
Wheelchair transports	23,581	22,492	1,089	4.8%
Net Medical Transport APC	$297	$309	$(12)	(3.9%)
DSO	90	77	13	16.9%

The $5.1 million increase in medical transportation and related services revenue was driven by $4.8 million in new contract revenue and a $0.3 million increase in same service area medical transportation revenue. The increase in same service area medical transportation revenue included a $2.9 million increase related to transport volume offset by a $2.6 million decrease in Net Medical Transport APC. The transport rate calculation is primarily impacted by three components; customer rate increases, mix of payer group being transported, and uncompensated care.

Payroll-related expense increased $5.2 million for the nine months ended March 31, 2007 compared to the prior year. This increase is primarily attributable to a $2.2 million increase in payroll and employee benefit costs due to an increase in headcount as a result of hiring paramedics in the San Diego operation that were historically independent contractors and thus reflected in other operating expenses, and wage increases to counter paramedic shortages and to retain existing workforce. Other operating expenses remained flat for the nine months ended March 31, 2007 compared to prior year. The Segment experienced an increase in fuel and operating supplies as a result of higher transport volumes which was offset by the reclassification of paramedics, under the San Diego operation, to payroll expense.

The decrease in Net Medical Transport APC is attributed to a continued upward trend in the factors driving an increase in self-pay accounts. The factors impacting this Segment the most include co-pay, deductibles under Medicare and Commercial insurance programs, the Medicare and/or Medicaid intermediary’s retrospective determination of non-medical necessity, and insurance companies subsequently informing us the transport is not a covered service.

DSO increased 13 days as a result of a disruption in collections related to certain Medicaid payers in Washington and Colorado.

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

Medical Transportation and Related Services Revenue Recognition

Medical transportation and related services fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Because of the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these adjustments at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and uncompensated care. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care and is also recorded as a reduction of revenue. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue, totaled $77.1 million and $211.3 million for the three and nine months ended March 31, 2007, respectively and $64.9 million and $185.0 million for three and nine months ended March 31, 2006, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross medical transportation and related services fee revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on medical transportation revenue from continuing operations totaled $31.3 million and $86.4 million for the three and nine months ended March 31, 2007, respectively and $25.6 million and $71.8 million for three and nine months ended March 31, 2006, respectively.

During the quarter ended December 31, 2006, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients. This change in accounting policy was applied retrospectively in accordance with SFAS 154, “Accounting Changes and Error Corrections”. We now reflect revenue net of estimated uncompensated care, and this Quarterly Report reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense. The amended financial statements resulting from this change in accounting policy do not change the previously reported operating income, net income, earnings per share, and operating cash flows.

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

Reserves related to workers’ compensation claims totaled $13.0 million and $12.6 million at March 31, 2007 and June 30, 2006, respectively. Reserves related to general liability claims totaled $16.8 million and $19.5 million at March 31, 2007 and June 30, 2006, respectively.

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

If we fail to generate sufficient cash flow from operating activities, we may need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that we will be able to borrow such funds or issue such debt or equity securities or, if we can, that we can do so at rates or prices acceptable to us. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 31, 2008. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses.

These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15. Additionally, during the nine months ended March 31, 2007 and 2006 we made $14.0 million and $16.0 million in unscheduled principal payments, respectively, and made $6.1 million and $5.9 million, respectively, in interest payments associated with our Term Loan B. In addition to cash outflows associated with debt service, we made payments totaling $9.8 million and $12.9 million, respectively, for capital expenditures, made payments of $1.8 million and $0.8 million, respectively, associated with our defined benefit pension plan, made payments of $4.8 million and $4.0 million, respectively, associated with our Management Incentive Plan during the nine months ended March 31, 2007 and 2006. In addition, we funded the calendar 2005 and 2004 employer match 401(k) liability of $1.4 million and $1.6 million, respectively, during the nine months ended March 31, 2007 and 2006. During the nine months ended March 31, 2006, we also paid a settlement of $0.5 million in conjunction with a legal matter in Sioux Falls, South Dakota.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively.

The table below summarizes cash flow information for the nine months ended March 31, 2007 and 2006 (in thousands):

	Nine Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$21,394	$15,397
Net cash used in investing activities	(2,830)	(11,312)
Net cash used in financing activities	(14,858)	(15,854)

Operating Activities

Net cash provided by operating activities totaled $21.4 million and $15.4 million for the nine months ended March 31, 2007 and 2006, respectively. The $2.0 million decrease in net income was offset by a $0.5 million increase in non-cash charges and a $7.5 million increase in net operating assets during the nine months of fiscal 2007 as compared to the corresponding nine months of fiscal 2006. The decrease in net income is primarily attributable to the following: (1) a $1.3 million reserve recognized in the third quarter of fiscal 2007 related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001; (2) severance benefits payable to the Company’s former Chief Financial Officer totaling $1.1 million that were recognized in first quarter of fiscal 2007; and (3) a $1.3 million pre-tax gain recognized in the first quarter of fiscal 2006 attributable to the sale of real estate in Arizona. The increase in non-cash charges is primarily due to an increase in the earnings of the minority shareholder in our joint venture. The increase in net operating assets is primarily attributable to the buildup of accounts receivable during the nine-months ended March 31, 2006.

We had working capital of $38.3 million at March 31, 2007, including cash, cash equivalents and short-term investments of $6.7 million, compared to working capital of $40.8 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The decrease in working capital as of March 31, 2007 is primarily due to a reduction in our short-term investments, which were liquidated during the third quarter of fiscal 2007 in order to fund our $7.0 million unscheduled prepayment on our Term Loan B, which we made in March 2007.

DSO increased 7 days from March 31, 2006 to March 31, 2007, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 3 days of the 7 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had gross sales of such securities of $21.8 million and $42.7 million during the nine months ended March 31, 2007 and March 31, 2006, respectively. We had gross purchases of such securities of $15.6 million and $42.7 million during the nine months ended March 31, 2007 and March 31, 2006, respectively. Our auction rate securities balance at March 31, 2007 was zero as a result of our decision to liquidate the balance in order to fund our $7.0 million unscheduled principal payment on our Term Loan B that was made in March 2007. We had capital expenditures totaling $9.7 million and $12.9 million for the nine months ended March 31, 2007 and 2006, respectively.

Financing Activities

Financing activities in the nine months ended March 31, 2007 include $14.0 million of unscheduled principal payments on our Term Loan B, the tax benefits from the exercise of stock options, proceeds from the issuance of common stock, repayment of debt and minority shareholder distributions. The reduction in current year stock option exercises contributed to a $0.3 million decrease in cash provided by the issuance of common stock and a $0.6 million decrease in the tax benefit realized from the exercise of such options. During the nine months ended March 31, 2007 and 2006, we made distributions of $0.7 million and $0.2 million, respectively, to the City of San Diego, the minority shareholder in our joint venture.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at March 31, 2007 as shown below.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Level to be Achieved June 30, 2007
Debt leverage ratio	< 4.75	4.02	< 4.75
Interest expense coverage ratio	> 2.00	2.48	> 2.00
Fixed charge coverage ratio	> 1.10	1.38	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	< $22.0 million
New business capital expenditure (2)	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

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

The following table sets forth our EBITDA and adjusted EBITDA for the three and nine months ended March 31, 2007 and 2006, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(2,716)	$489	$(37)	$6,994
Add back:
Depreciation and amortization	3,148	2,753	9,175	8,281
Interest expense on borrowings	5,385	5,474	16,377	16,281
Amortization of deferred financing costs	618	692	1,625	1,792
Accretion of 12.75% Senior Discount Notes	1,956	1,728	5,728	5,077
Interest income	(153)	(100)	(413)	(425)
Income tax (benefit) provision	(1,194)	834	2,986	6,750

EBITDA from continuing operations	$7,044	$11,870	$35,441	$44,750
EBITDA from discontinued operations	(91)	(7,255)	469	(7,114)

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Stock-based compensation (benefit) expense	—	7	(7)	23
(Gain) loss on sale of property and equipment	75	5	(592)	(1,302)
Debt amendment fees	167	—	214	500
Executive severance (1)	—	—	1,133	—

Adjusted EBITDA from all operations	$7,195	$4,627	$36,658	$36,857
Increase (decrease):
Items added back to arrive at EBITDA from continuing operations	(9,760)	(11,381)	(35,478)	(37,756)
Items added back to arrive at EBITDA from discontinued operations:
Income tax benefit (provision) on discontinued operations	46	2,653	(145)	2,634
Depreciation and amortization on discontinued operations	—	(34)	—	(226)
Items added back to arrive at Adjusted EBITDA	(242)	(12)	(748)	779
Depreciation and amortization	3,147	2,786	9,175	8,506
Accretion of 12.75% Senior Discount Notes	1,956	1,728	5,728	5,077
Deferred income taxes	(1,482)	(2,792)	2,321	2,510
Insurance adjustments	(72)	—	(3,200)	(2,387)
Amortization of deferred financing costs	618	692	1,625	1,792
Undistributed earnings of minority shareholder	284	336	1,258	651
(Gain) loss on sale of property and equipment	75	5	(592)	(1,302)
Goodwill impairment in discontinued operations	—	982	—	982
Stock based compensation (benefit) expense	—	7	(7)	23
Changes in operating assets and liabilities	6,965	10,004	4,799	(2,743)

Net cash provided by operating activities	$8,730	$9,601	$21,394	$15,397

(1) At March 31, 2007, the Company had accrued approximately $1.1 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. This amount is included in payroll and employee benefits expense in the consolidated statement of operations for the nine months ended March 31, 2007.

(2) The Company’s EBITDA reconciliation has been modified to include book overdraft balances as an operating activity consistent with the classification used in the statement of cash flows for all periods. As a result of this reclassification, net cash provided by operating activities for the three month period ended March 31, 2006 is $9.6 million, which is different from the previously reported amount of $11.9 million.

For the three months ended March 31, 2007, consolidated EBITDA from continuing operations of $7.0 million included a 150 basis point increase in uncompensated care as a percentage of gross medical transport revenue. Consolidated EBITDA from continuing operations for the three months ended March 31, 2006 was $11.9 million.

For the nine months ended March 31, 2007, consolidated EBITDA from continuing operations of $35.4 million included a 140 basis point increase in uncompensated care as a percentage of gross medical transport revenue and the negative impact of a $0.6 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA from continuing operations for the nine months ended March 31, 2006 of $44.8 million included the positive impact of a $1.3 million gain on the sale of real estate in Arizona.

Subsequent Events

Unscheduled principal payment

On May 10, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during fourth quarter of fiscal 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25 percent and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25 percent. Based on amounts outstanding under Term Loan B at March 31, 2007, a 1 percent increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.9 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2007). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, solely because of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of March 31, 2007. The Company did not maintain effective internal controls over the classification of certain durable medical equipment within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical equipment was improperly included in inventory. As previously reported, this control deficiency resulted in the restatement of the Company’s fiscal 2006, 2005 and 2004 annual consolidated financial statements, the interim consolidated financial statements for each of the quarters within the fiscal years in 2006 and 2005, and the interim consolidated financial statements for the quarter ended September 30, 2006. Additionally, this control deficiency could result in a material misstatement of inventory and operating expenses that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In an effort to remediate the material weakness described above, the Company has conducted and completed a review of its controls relating to accounting for inventory, and corrected its method of accounting. Additionally, management enhanced its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance.

These enhancements include:

•	New and additional analytics designed to identify potential issues with inventory counts; and
•	An additional level of review of inventory.

Although these enhancements have been completed, they have not yet operated for a sufficient period of time to demonstrate operating effectiveness. As such, management currently expects that this material weakness will be remediated by June 30, 2007.

Changes in Internal Control Over Financial Reporting

The items noted above were changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the three month period ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information.

Item 1. Legal Proceedings

The information contained in Footnote 12 to the consolidated financial statements is hereby incorporated by reference into this Part II — Item 1 of this quarterly report.

ITEM 1A. Risk Factors

The following risk factors, in addition to those discussed elsewhere herein should be carefully considered in evaluating us and our business.

We may fail to receive reimbursements from third-party payers.

We provide medical transportation services on a fee-for-service basis and collect a substantial portion of our revenue from third-party payers, including private insurance programs and government-funded healthcare programs such as Medicare and Medicaid. We recognize revenue when we provide medical transportation services; however, the reimbursement process is complex and there can be lengthy delays before we receive payment. In addition, third-party payers may disallow, in whole or in part, requests for reimbursement based on assertions that certain amounts and services are not reimbursable or that additional supporting documentation is necessary. Retroactive adjustments made by third-party payers may change amounts realized from them. We received approximately 90 and 91 percent of our medical transportation fee collections from third-party payers during fiscal 2006 and 2005, respectively, including approximately 27 percent and 28 percent from Medicare during fiscal 2006 and 2005, respectively, and approximately 15 percent from Medicaid for both fiscal years. To the extent our claims are not reimbursed or allowed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully collect amounts billed directly to individual patients.

We are required to provide emergency medical transportation service regardless of the patient’s ability to pay. We face the risk of not being paid by individuals who require emergency medical transportation service and the risk of increased rates of non-payment should the number of such individuals using our services increase. Our failure to receive payments from a significant number of individual patients could result in a material adverse effect on our business, financial condition, results of operations and/or cash flows.

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

Two of our previous workers’ compensation and general liability programs insurers, Reliance Insurance Company (“Reliance”), from whom we purchased coverage for policy years 1992 through 2000, and Legion Insurance Company (“Legion”), from whom we purchased coverage in 2001 and 2002, are currently in liquidation proceedings in Pennsylvania. In the event that we incur workers’ compensation or general liability claims for the policy years covered by these insurers and they are not covered by the applicable insurer or state guaranty fund, we may be required to fund any losses related to such claims. As of March 31, 2007, we had letters of credit totaling $3.7 million issued on behalf of Reliance along with $0.7 million of cash on deposit with Mutual Indemnity, a Legion affiliate. The liquidation proceedings may result in the loss of all or part of the collateral and/or funds currently held by these insurers, and may result in restricted access to both insurance and reinsurance proceeds relating to our general liability program. A requirement to fund significant claims or the loss of some or all of the amounts posted as collateral could have a material adverse effect on our business, financial condition, result of operations and cash flows.

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

State or local government regulations or administrative policies regulate the rates we can charge in some states for medical transportation services. For example, the State of Arizona establishes the rates we may charge in the Arizona communities we serve. Medical transportation services revenue generated in Arizona accounted for approximately 33 percent and 31 percent of net revenue for fiscal 2006 and 2005, respectively. In some service areas in other states in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency medical transportation services pursuant to a master contract and establishes the rates for general medical transportation services. In areas where we are regulated, there is no assurance that we will receive medical transportation service rate increases on a timely basis, or at all.

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

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we recently entered into a settlement for alleged violations of that statute.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2007 we entered into a settlement with the government regarding these allegations. The settlement included a CIA.

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against us in other jurisdictions or for different time frames. See Part II — Item 1, “Legal Proceedings.” If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA.

In addition to our contracts with healthcare facilities, other marketing practices or transactions entered into by us may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG of the HHS or other authorities will not find that our marketing practices and relationships violate the statute.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last two years, we have entered into two settlement agreements with the United States government. In October 2005, one of our subsidiaries, Sioux Falls Ambulance, Inc., entered into a settlement agreement to resolve allegations related to billing and documentation practices. In April 2007, we entered into a settlement agreement to resolve allegations that certain subsidiaries of Rural/Metro within the State of Texas provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, “Legal Proceedings.”

As part of the settlement Sioux Falls Ambulance entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which is still in effect. Pursuant to this CIA, we are required to establish and maintain a compliance program with respect to the Sioux Falls operation which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other “reportable events.” In connection with the April 2007 settlement for Rural/Metro Corporation, we also entered into a CIA which requires us to maintain a national compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in certain specified states).

We cannot assure you that the CIAs or the compliance program we have initiated has prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

As of June 30, 2006, we concluded that we had a material weakness in our internal control related to inventory. The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected. As a result of this material weakness, management’s assessment as of June 30, 2006 concluded that our internal control over financial reporting is ineffective. It is also possible that additional material weaknesses will be identified in the future.

Because we have concluded that our internal control over financial reporting is not effective and because our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls over financial reporting, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. This current material weakness or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

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

Item 6. Exhibits

Exhibits No.	Description

31.1	Certification pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 10 , 2007

By:    /s/ Jack E. Brucker

Jack E. Brucker

President & Chief Executive Officer (Principal Executive Officer)

By:    /s/ Kristine Beian Ponczak

Kristine Beian Ponczak

Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:    /s/ Gregory A. Barber

Gregory A. Barber

Vice President and Controller (Principal Accounting Officer)

Exhibit Index

31.1	Certification pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.