Form 10-Q/A
period 2006-09-30
RURAL/METRO CORP /DE/
filed 2007-11-14
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On September 14, 2007, Rural/Metro Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which it announced that it was restating previously reported financial statements to correct accounting errors, and that such financial statements could no longer be relied upon. As more fully described in Note 1 to the financial statements, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with the errors described in Note 1.

This Amendment (this “Second Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 14, 2006 (the “Original Form 10-Q), and as amended and restated on Form 10-Q/A filed on March 23, 2007 (the “First Amendment” together with the Original Form 10-Q are hereafter referred to collectively as the “Quarterly Report”). See Note 1 to the financial statements for the restated results relating from the correction of certain accounting practice errors noted above.

Except as required to reflect the effects of the items described above, no additional modifications or updates in this Second Amendment have been made to the Quarterly Report. Information not relating to the restatement remains unchanged and reflects the disclosures previously made in the Quarterly Report. Other than the modifications and updates contained in the First Amendment, this Second Amendment does not describe other events occurring after the Original Form 10-Q, including exhibits, or modify or update those disclosures affected by subsequent events, other than the events surrounding the Company’s notes and 2005 Credit Facility, which are discussed below. This Second Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including the First Amendment, as information in such reports and documents may help provide a better understanding of certain information contained in this Second Amendment. Accordingly, this Second Amendment only amends and restates Items 1, 2 and 4 of Part I, and Item 1A of Part II of the Quarterly Report, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Quarterly Report is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Quarterly Report has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Second Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Due to the restatement of the financial statements described above, the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015 and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless the Company obtained a waiver. Effective September 1, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, will be cured upon the filing of that report with the SEC, which the Company will file concurrently with filing this Second Amendment and within the 60-day grace period (expires November 23, 2007). Any or all forward-looking statements relating to the default made in this Second Amendment (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Second Amendment.

Item 4 of Part I describes management’s evaluation of its disclosure controls and procedures and internal control over financial reporting as of September 30, 2006.

Concurrently with filing this Second Amendment, the Company is filing its amended Quarterly Reports on Form 10-Q/A for the quarters ended December 31, 2006 and March 31, 2007. The Company will also concurrently file its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which will contain restated financial statements as of and for the years ended June 30, 2006 and 2005, and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2006

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2006 (As restated)	June 30, 2006 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,354	$3,041
Short-term investments	2,500	6,201
Accounts receivable, net	86,662	83,367
Inventories	9,258	8,828
Deferred income taxes	13,595	13,610
Prepaid expenses and other	6,424	3,191

Total current assets	125,793	118,238

Property and equipment, net	46,988	45,303
Goodwill	38,362	38,362
Deferred income taxes	68,538	70,374
Insurance deposits	2,264	2,842
Other assets	22,318	23,749

Total assets	$304,263	$298,868

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,460	$14,229
Accrued liabilities	44,476	41,279
Deferred revenue	25,368	24,444
Current portion of long-term debt	38	37

Total current liabilities	81,342	79,989

Long-term debt, net of current portion	293,171	291,337
Other liabilities	25,682	26,135

Total liabilities	400,195	397,461

Minority interest	2,838	2,065

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at September 30, 2006 and June 30, 2006	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,556,070 and 24,495,518 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	245	245
Additional paid-in capital	154,156	153,955
Treasury stock, 96,246 shares at September 30, 2006 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(251,932)	(253,619)

Total stockholders’ deficit	(98,770)	(100,658)

Total liabilities, minority interest and stockholders’ deficit	$304,263	$298,868

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Net revenue	$116,758	$110,987

Operating expenses:
Payroll and employee benefits	73,031	66,007
Depreciation and amortization	3,000	2,702
Other operating expenses	28,315	29,619
Gain on sale of assets	(3)	(1,342)

Total operating expenses	104,343	96,986

Operating income	12,415	14,001
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	4,750	6,646
Income tax provision	(2,276)	(3,482)
Minority interest	(773)	(162)

Income from continuing operations	1,701	3,002
Income (loss) from discontinued operations, net of income taxes	(14)	389

Net income	$1,687	$3,391

Income per share
Basic -
Income from continuing operations	$0.07	$0.12
Income (loss) from discontinued operations	0.00	0.02

Net income	$0.07	$0.14

Diluted -
Income from continuing operations	$0.07	$0.12
Income (loss) from discontinued operations	0.00	0.01

Net income	$0.07	$0.13

Average number of common shares outstanding - Basic	24,510	24,232

Average number of common shares outstanding - Diluted	24,920	25,261

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2006, as previously reported	24,495,518	$245	$153,955	$(1,239)	$(249,233)	$(96,272)
Adjustment for restatements (See Note 1)	—	—	—	—	(4,386)	(4,386)

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(253,619)	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	60,552	—	74	—	—	74
Tax benefit from options exercised under Stock Option Plans	—	—	134	—	—	134
Stock-based compensation benefit	—	—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income, restated	—	—	—	—	1,687	1,687

Comprehensive income						1,687

Balance at September 30, 2006	24,556,070	$245	$154,156	$(1,239)	$(251,932)	$(98,770)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Cash flows from operating activities:
Net income	$1,687	$3,391
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,000	2,793
Deferred income taxes	1,851	3,144
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock-based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Change in assets and liabilities -
Accounts receivable	(3,295)	(2,818)
Inventories	(430)	(161)
Prepaid expenses and other	(3,233)	1,634
Insurance deposits	578	378
Other assets	959	982
Accounts payable	(2,062)	(2,890)
Accrued liabilities	3,197	(4,680)
Deferred revenue	924	1,401
Other liabilities	(453)	915

Net cash provided by operating activities	5,742	4,987

Cash flows from investing activities:
Sales of short-term investments	8,701	12,500
Purchases of short-term investments	(5,000)	(25,000)
Capital expenditures	(5,340)	(2,974)
Proceeds from the sale of property and equipment	5	1,560

Net cash used in investing activities	(1,634)	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	168
Issuance of common stock	74	400
Repayment of debt	(3)	(366)
Distributions to minority shareholders	—	(155)

Net cash provided by financing activities	205	47

Increase (decrease) in cash and cash equivalents	4,313	(8,880)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$7,354	$8,808

Non-cash investing activities:
Property and equipment funded by liabilities	$294	$—

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

Rural/Metro Corporation, a Delaware corporation, along with its subsidiaries (collectively, the “Company”) is a leading provider of both emergency and non-emergency medical ambulance services. These services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as such appear in our annual audited financial statements and are filed with the Securities and Exchange Commission (“SEC”) from time to time.

(1) Restatement – Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it was restating previously reported financial statements to correct accounting errors. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with the errors below.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in a decrease in net income of $171,000 and $66,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in a decrease in net income of $51,000 for the three months ended September 30, 2006 and a decrease in net income of $213,000 for the three months ended September 30, 2005. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $25,000 and a decrease in net income of $22,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $50,000 and $54,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors of the other items resulted in an increase in net income of $181,000 and $167,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of these adjustments.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at September 30, 2006 and June 30, 2006 and on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 are disclosed in the table below.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the three months ended September 30, 2006. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the three months ended September 30, 2006. There was no effect on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, as a result of this adjustment.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at September 30, 2006 and June 30, 2006 are as follows:

	Consolidated Balance Sheet
	September 30, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustment due to retirement plan correction	Adjustments due to other corrections	Adjustments due to income tax corrections	September 30, 2006 As restated
Current portion deferred income taxes	$9,613	$1,225	$100	$221	$—	$2,436	$13,595
Prepaid expenses and other	6,940	—	—	—	(516)	—	6,424
Total current assets	122,327	1,225	100	221	(516)	2,436	125,793
Property and equipment, net	47,636	—	—	—	(648)	—	46,988
Long-term portion deferred income taxes	69,383	—	285	—	249	(1,379)	68,538
Other assets	21,807	—	—	—	511	—	22,318
Total assets	301,779	1,225	385	221	(404)	1,057	304,263
Accrued liabilities	41,465	—	259	575	—	2,177	44,476
Deferred revenue	22,183	3,185	—	—	—	—	25,368
Total current liabilities	75,146	3,185	259	575	—	2,177	81,342
Other liabilities	24,942	—	740	—	—	—	25,682
Total liabilities	393,259	3,185	999	575	—	2,177	400,195
Accumulated deficit	(247,480)	(1,960)	(614)	(354)	(404)	(1,120)	(251,932)
Total stockholders’ deficit	(94,318)	(1,960)	(614)	(354)	(404)	(1,120)	(98,770)
Total liabilities, minority interest and stockholders’ equity (deficit)	$301,779	$1,225	$385	$221	$(404)	$1,057	$304,263

	Consolidated Balance Sheet
	June 30, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustment due to retirement plan correction	Adjustments due to other corrections	Adjustments due to income tax corrections	June 30, 2006 As restated
Current portion deferred tax assets	$9,574	$1,193	$90	$189	$—	$2,564	$13,610
Prepaid expenses and other	3,698	—	—	—	(507)	—	3,191
Total current assets	114,709	1,193	90	189	(507)	2,564	118,238
Property and equipment, net	45,970	—	—	—	(667)	—	45,303
Long-term portion deferred tax assets	71,051	—	309	—	256	(1,242)	70,374
Other assets	23,454	—	—	—	295	—	23,749
Total assets	296,388	1,193	399	189	(623)	1,322	298,868
Accounts payable	13,957	—	—	—	272	—	14,229
Accrued liabilities	38,590	—	235	491	(140)	2,103	41,279
Deferred revenue	21,342	3,102	—	—	—	—	24,444
Total current liabilities	73,926	3,102	235	491	132	2,103	79,989
Other liabilities	25,332	—	803	—	—	—	26,135
Total liabilities	390,595	3,102	1,038	491	132	2,103	397,461
Accumulated deficit	(249,233)	(1,909)	(639)	(302)	(755)	(781)	(253,619)
Total stockholders’ deficit	(96,272)	(1,909)	(639)	(302)	(755)	(781)	(100,658)
Total liabilities, minority interest and stockholders’ equity (deficit)	$296,388	$1,193	$399	$189	$(623)	$1,322	$298,868

The effects of the adjustments described above on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 are as follows:

	Consolidated Statement of Operations
	Three Months Ended September 30, 2006 As previously reported in Amendment 1,	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustment due to retirement plan correction	Adjustments due to other corrections	Adjustments due to income tax corrections	Three Months Ended September 30, 2006 As restated
Net revenue	$116,841	$(83)	$—	$—	$—	$—	$116,758
Payroll and employee benefits	72,941	—	—	82	8		73,031
Depreciation and amortization	3,020	—	—	—	(20)	—	3,000
Other operating expenses	28,624	—	(40)	—	(269)	—	28,315
Total operating expenses	104,582	—	(40)	82	(281)	—	104,343
Operating income	12,259	(83)	40	(82)	281	—	12,415
Income (loss) from continuing operations before income taxes and minority interest	4,594	(83)	40	(82)	281	—	4,750
Income tax (provision) benefit	(2,054)	32	(15)	32	(100)	(171)	(2,276)
Income (loss) from continuing operations	1,767	(51)	25	(50)	181	(171)	1,701
Net income	$1,753	$(51)	$25	$(50)	$181	$(171)	$1,687

Basic earnings per share	$0.07	$0.00	$0.00	$0.00	$0.01	$(0.01)	$0.07
Diluted earnings per share	$0.07	$0.00	$0.00	$0.00	$0.01	$(0.01)	$0.07

	Consolidated Statement of Operations
	Three Months Ended September 30, 2005 As previously reported in Amendment 1,	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustment due to retirement plan correction	Adjustments due to other corrections	Adjustments due to income tax corrections	Three Months Ended September 30, 2005 As restated
Net revenue	$111,333	$(346)	$—	$—	$—	$—	$110,987
Payroll and employee benefits	65,919	—	—	88			66,007
Depreciation and amortization	2,721	—	—	—	(19)	—	2,702
Other operating expenses	29,824	—	35	—	(240)	—	29,619
Total operating expenses	97,122	—	35	88	(259)	—	96,986
Operating income	14,211	(346)	(35)	(88)	259	—	14,001
Income (loss) from continuing operations before income taxes and minority interest	6,856	(346)	(35)	(88)	259	—	6,646
Income tax (provision) benefit	(3,504)	133	13	34	(92)	(66)	(3,482)
Income (loss) from continuing operations	3,190	(213)	(22)	(54)	167	(66)	3,002
Net income	$3,579	$(213)	$(22)	$(54)	$167	$(66)	$3,391

Basic earnings per share	$0.15	$(0.01)	$0.00	$0.00	$0.00	$0.00	$0.14
Diluted earnings per share	$0.14	$(0.01)	$0.00	$0.00	$0.00	$0.00	$0.13

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Previous Restatement

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Also during the same quarter, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheets at September 30, 2006 and June 30, 2006 and Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 are as follows:

	Consolidated Balance Sheet
	September 30, 2006 As previously reported	Adjustments due to inventory correction	September 30, 2006 As restated in Amendment 1
Inventories	$13,633	$(4,375)	$9,258
Current portion deferred income taxes	9,499	114	9,613
Prepaid expenses and other	6,940	—	6,940
Total current assets	126,588	(4,261)	122,327
Long-term portion deferred income taxes	67,966	1,417	69,383
Total assets	304,623	(2,844)	301,779
Accumulated deficit	(244,641)	(2,839)	(247,480)
Total stockholders’ deficit	(91,479)	(2,839)	(94,318)
Total liabilities, minority interest and stockholders’ equity (deficit)	$304,623	$(2,844)	$301,779

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated In Amendment 1
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred income taxes	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred income taxes	69,657	1,394	71,051
Total assets	299,192	(2,804)	296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ deficit	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	$296,388

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Consolidated Statement of Operations
	Three Months Ended September 30, 2006 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Three Months Ended September 30, 2006 As restated in Amendment 1
Net revenue	$116,841	$—	$116,841
Other operating expenses	28,558	66	28,624
Total operating expenses	104,516	66	104,582
Operating income	12,325	(66)	12,259
Income (loss) from continuing operations before income taxes and minority interest	4,660	(66)	4,594
Income tax (provision) benefit	(2,081)	27	(2,054)
Income (loss) from continuing operations	1,806	(39)	1,767
Net income	$1,792	$(39)	$1,753

Basic earnings per share	$0.07	—	$0.07
Diluted earnings per share	$0.07	—	$0.07

	Consolidated Statement of Operations
	Three Months Ended September 30, 2005 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Three Months Ended September 30, 2005 As restated in Amendment 1
Net revenue	$111,333	$—	$111,333
Other operating expenses	29,824	—	29,824
Total operating expenses	97,122	—	97,122
Operating income	14,211	—	14,211
Income (loss) from continuing operations before income taxes and minority interest	6,856	—	6,856
Income tax (provision) benefit	(3,504)	—	(3,504)
Income (loss) from continuing operations	3,190	—	3,190
Net income	$3,579	$—	$3,579

Basic earnings per share	$0.15	—	$0.15
Diluted earnings per share	$0.14	—	$0.14

(2) New Accounting Pronouncements

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 13, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158.

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

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company will be able to borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through September 30, 2007. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted. See Note 7 to the consolidated financial statements.

(4) Stock Based Compensation

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(5) Short-term Investments

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

(6) Accrued Severance

At September 30, 2006, the Company had accrued approximately $1.5 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the three months ended September 30, 2006.

(7) Long-term Debt

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

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25% per annum based on contractual periods from one to six months in length at the Company’s option. At September 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50% per annum, while the remaining $10.0 million was under a LIBOR option three-month contract accruing interest at 7.73% based on the interest rate contracts in effect at that time. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR six-month contract accruing interest at 7.50% per annum, and the remaining $10.0 million outstanding debt balance was under a LIBOR option three-month contract accruing interest at 7.40% based on the interest rate contracts in effect at that time.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2006. Due to the restatement of the financial statements, the Company did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of such report with the SEC. See Note 15 to the consolidated financial statements.

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

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc”, collectively referred to as the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by Rural/Metro Corporation (which is referred to singularly as Parent within the schedules presented in this Note 7) and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that previously reported in the First Amendment to reflect the impact of correcting certain accounting practice errors related to income taxes, subscription revenue, operating leases, retirement plan matching contributions and other items as discussed in Note 1 to the consolidated financial statements. In addition, certain reclassifications have been made to the September 30, 2005 Condensed Consolidating Statement of Cash Flows to be comparable with the September 30, 2006 presentation.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354
Short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Accounts receivable, net	—	—	—	79,156	7,506	—	86,662	—	86,662
Inventories	—	—	—	9,258	—	—	9,258	—	9,258
Deferred income taxes	—	—	—	13,595	—	—	13,595	—	13,595
Prepaid expenses and other	—	50	—	6,374	—	—	6,424	—	6,424

Total current assets	—	50	—	116,525	9,218	—	125,793	—	125,793

Property and equipment, net	—	—	—	46,784	204	—	46,988	—	46,988
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	68,538	—	—	68,538	—	68,538
Insurance deposits	—	—	—	2,264	—	—	2,264	—	2,264
Other assets	1,855	8,509	—	11,429	525	—	20,463	—	22,318
Due from (to) affiliates (1)	—	145,992	125,000	(143,273)	(2,719)	(125,000)	—	—	—
Due from (to) Parent	(42,816)	42,816	—	—	—	—	42,816	—	—
Rural/Metro LLC investment in subsidiaries	—	40,050	—	—	—	(40,050)	—	—	—
Parent Company investment in Rural/Metro LLC	3,199	—	—	—	—	—	—	(3,199)	—

Total assets	$(37,762)	$237,417	$125,000	$140,629	$7,228	$(165,050)	$345,224	$(3,199)	$304,263

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$10,478	$982	$—	$11,460	$—	$11,460
Accrued liabilities	—	2,218	—	41,688	570	—	44,476	—	44,476
Deferred revenue	—	—	—	25,368	—	—	25,368	—	25,368
Current portion of long-term debt	—	—	—	38	—	—	38	—	38

Total current liabilities	—	2,218	—	77,572	1,552	—	81,342	—	81,342

Long-term debt, net of current portion (1)	61,008	232,000	125,000	163	—	(125,000)	232,163	—	293,171
Other long-term liabilities	—	—	—	25,682	—	—	25,682	—	25,682

Total liabilities	61,008	234,218	125,000	103,417	1,552	(125,000)	339,187	—	400,195

Minority interest	—	—	—	—	—	2,838	2,838	—	2,838

Stockholders' equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	154,156	—	—	74,770	20	(74,790)	—	—	154,156
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(251,932)	—	—	(37,648)	5,656	31,992	—	—	(251,932)
Member equity	—	3,199	—	—	—	—	3,199	(3,199)	—

Total stockholders’ equity (deficit)	(98,770)	3,199	—	37,212	5,676	(42,888)	3,199	(3,199)	(98,770)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,762)	$237,417	$125,000	$140,629	$7,228	$(165,050)	$345,224	$(3,199)	$304,263

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Deferred income taxes	—	—	—	13,610	—	—	13,610	—	13,610
Prepaid expenses and other	—	75	—	3,112	4	—	3,191	—	3,191

Total current assets	—	75	—	110,247	7,916	—	118,238	—	118,238

Property and equipment, net	—	—	—	45,099	204	—	45,303	—	45,303
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	70,374	—	—	70,374	—	70,374
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,441	525	—	21,845	—	23,749
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	30,634	—	—	—	(30,634)	—	—	—
Parent Company investment in LLC	(369)	—	—	—	—	—	—	369	—

Total assets	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,002	$1,227	$—	$14,229	$—	$14,229
Accrued liabilities	—	5,222	—	35,603	454	—	41,279	—	41,279
Deferred revenue	—	—	—	24,444	—	—	24,444	—	24,444
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	73,086	1,681	—	79,989	—	79,989

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other long-term liabilities	—	—	—	26,135	—	—	26,135	—	26,135

Total liabilities	59,170	237,222	125,000	99,388	1,681	(125,000)	338,291	—	397,461

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders' equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(253,619)	—	—	(46,291)	4,110	42,181	—	—	(253,619)
Member equity	—	(369)	—	—	—	—	(369)	369	—

Total stockholders’ equity (deficit)	(100,658)	(369)	—	28,569	4,130	(32,699)	(369)	369	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$112,817	$10,527	$(6,586)	$116,758	$—	$116,758

Operating expenses:
Payroll and employee benefits	(7)	—	—	73,016	22	—	73,038	—	73,031
Depreciation and amortization	—	—	—	2,999	1	—	3,000	—	3,000
Other operating expenses	—	—	—	25,929	8,972	(6,586)	28,315	—	28,315
Gain on sale of assets	—	—	—	(3)	—	—	(3)	—	(3)

Total operating expenses	(7)	—	—	101,941	8,995	(6,586)	104,350	—	104,343

Operating income	7	—	—	10,876	1,532	—	12,408	—	12,415
Equity in earnings of subsidiaries	3,568	9,416	—	—	—	(9,416)	—	(3,568)	—
Interest expense	(1,888)	(5,848)	—	(49)	—	—	(5,897)	—	(7,785)
Interest income	—	—	—	107	13	—	120	—	120

Income from continuing operations before income taxes and minority interest	1,687	3,568	—	10,934	1,545	(9,416)	6,631	(3,568)	4,750
Income tax provision	—	—	—	(2,276)	—	—	(2,276)	—	(2,276)
Minority interest	—	—	—	—	—	(773)	(773)	—	(773)

Income from continuing operations	1,687	3,568	—	8,658	1,545	(10,189)	3,582	(3,568)	1,701
Loss from discontinued operations, net of income taxes	—	—	—	(14)	—	—	(14)	—	(14)

Net income	$1,687	$3,568	$—	$8,644	$1,545	$(10,189)	$3,568	$(3,568)	$1,687

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$107,277	$9,411	$(5,701)	$110,987	$—	$110,987

Operating expenses:
Payroll and employee benefits	9	—	—	65,989	9	—	65,998	—	66,007
Depreciation and amortization	—	—	—	2,702	—	—	2,702	—	2,702
Other operating expenses	—	—	—	26,227	9,093	(5,701)	29,619	—	29,619
Gain on sale of assets	—	—	—	(1,332)	(10)	—	(1,342)	—	(1,342)

Total operating expenses	9	—	—	93,586	9,092	(5,701)	96,977	—	96,986

Operating income (loss)	(9)	—	—	13,691	319	—	14,010	—	14,001
Equity in earnings of subsidiaries	5,086	10,870	—	—	—	(10,870)	—	(5,086)	—
Interest expense	(1,686)	(5,784)	—	(38)	—	—	(5,822)	—	(7,508)
Interest income	—	—	—	148	5	—	153	—	153

Income from continuing operations before income taxes and minority interest	3,391	5,086	—	13,801	324	(10,870)	8,341	(5,086)	6,646
Income tax provision	—	—	—	(3,482)	—	—	(3,482)	—	(3,482)
Minority interest	—	—	—	—	—	(162)	(162)	—	(162)

Income from continuing operations	3,391	5,086	—	10,319	324	(11,032)	4,697	(5,086)	3,002
Income from discontinued operations, net of income taxes	—	—	—	389	—	—	389	—	389

Net income	$3,391	$5,086	$—	$10,708	$324	$(11,032)	$5,086	$(5,086)	$3,391

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Cash flows from operating activities:
Net income	$1,687	$3,568	$—	$8,644	$1,545	$(10,189)	$3,568	$(3,568)	$1,687
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	2,999	1	—	3,000	—	3,000
Deferred income taxes	(134)	—	—	1,985	—	—	1,985	—	1,851
Accretion of 12.75% Senior Discount Notes	1,838	—	—	—	—	—	—	—	1,838
Earnings of minority shareholder	—	—	—	—	—	773	773	—	773
Amortization of deferred financing costs	49	369	—	—	—	—	369	—	418
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Gain on sale of property and equipment	—	—	—	(3)	—	—	(3)	—	(3)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(2,550)	(745)	—	(3,295)	—	(3,295)
Inventories	—	—	—	(430)	—	—	(430)	—	(430)
Prepaid expenses and other	—	(25)	—	(3,204)	(4)	—	(3,233)	—	(3,233)
Insurance deposits	—	—	—	578	—	—	578	—	578
Other assets	—	—	—	959	—	—	959	—	959
Accounts payable	—	—	—	(1,817)	(245)	—	(2,062)	—	(2,062)
Accrued liabilities	—	(3,004)	—	6,085	116	—	3,197	—	3,197
Deferred revenue	—	—	—	924	—	—	924	—	924
Other liabilities	—	—	—	(453)	—	—	(453)	—	(453)

Net cash provided by operating activities	3,433	908	—	13,717	668	(9,416)	5,877	(3,568)	5,742

Cash flows from investing activities:
Sales of short-term investments	—	—	—	8,701	—	—	8,701	—	8,701
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Capital expenditures	—	—	—	(5,340)	—	—	(5,340)	—	(5,340)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(1,634)	—	—	(1,634)	—	(1,634)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	134	—	—	—	—	—	—	—	134
Issuance of common stock	74	—	—	—	—	—	—	—	74
Repayment of debt	—	—	—	(3)	—	—	(3)	—	(3)
Due to/from affiliates	(3,641)	(908)	—	(8,329)	(106)	9,416	73	3,568	—

Net cash provided by (used in) financing activities	(3,433)	(908)	—	(8,332)	(106)	9,416	70	3,568	205

Increase in cash and cash equivalents	—	—	—	3,751	562	—	4,313	—	4,313
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
Cash flows from operating activities:
Net income	$3,391	$5,086	$—	$10,708	$324	$(11,032)	$5,086	$(5,086)	$3,391
Adjustments to reconcile net income to cash provided by operating activities—
Depreciation and amortization	—	—	—	2,793	—	—	2,793	—	2,793
Deferred income taxes	(168)	—	—	3,312	—	—	3,312	—	3,144
Accretion of 12.75% Senior Discount Notes	1,640	—	—	—	—	—	—	—	1,640
Earnings of minority shareholder	—	—	—	—	—	162	162	—	162
Amortization of deferred financing costs	46	389	—	—	—	—	389	—	435
Stock-based compensation expense	9	—	—	—	—	—	—	—	9
Gain on sale of property and equipment	—	—	—	(1,348)	—	—	(1,348)	—	(1,348)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(3,048)	230	—	(2,818)	—	(2,818)
Inventories	—	—	—	(161)	—	—	(161)	—	(161)
Prepaid expenses and other	—	25	—	1,610	(1)	—	1,634	—	1,634
Insurance deposits	—	—	—	378	—	—	378	—	378
Other assets	—	—	—	982	—	—	982	—	982
Accounts payable	—	—	—	(2,625)	(265)	—	(2,890)	—	(2,890)
Accrued liabilities	—	(3,417)	—	(1,329)	66	—	(4,680)	—	(4,680)
Deferred revenue	—	—	—	1,401	—	—	1,401	—	1,401
Other liabilities	—	—	—	915	—	—	915	—	915

Net cash provided by operating activities	4,918	2,083	—	13,588	354	(10,870)	5,155	(5,086)	4,987

Cash flows from investing activities:
Sales of short-term investments	—	—	—	12,500	—	—	12,500	—	12,500
Purchases of short-term investments	—	—	—	(25,000)	—	—	(25,000)	—	(25,000)
Capital expenditures	—	—	—	(2,974)	—	—	(2,974)	—	(2,974)
Proceeds from the sale of property and equipment	—	—	—	1,560	—	—	1,560	—	1,560

Net cash used in investing activities	—	—	—	(13,914)	—	—	(13,914)	—	(13,914)

Cash flows from financing activities:
Tax benefit from the exercise of stock options	168	—	—	—	—	—	—	—	168
Issuance of common stock	400	—	—	—	—	—	—	—	400
Repayment of debt	—	—	—	(366)	—	—	(366)	—	(366)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Due to/from affiliates	(5,486)	(2,238)	—	(8,022)	(210)	10,870	400	5,086	—

Net cash provided by (used in) financing activities	(4,918)	(2,083)	—	(8,388)	(520)	10,870	(121)	5,086	47

Decrease in cash and cash equivalents	—	—	—	(8,714)	(166)	—	(8,880)	—	(8,880)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$8,317	$491	$—	$8,808	$—	$8,808

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(8) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Current income tax provision	$(282)	$(554)
Deferred income tax provision	(1,985)	(3,146)

Total income tax provision	$(2,267)	$(3,700)

Continuing operations provision	$(2,276)	$(3,482)
Discontinued operations benefit (provision)	9	(218)

Total income tax provision	$(2,267)	$(3,700)

The effective tax rate for the three months ended September 30, 2006 for continuing operations was 47.9%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

The effective tax rate for the three months ended September 30, 2005 for continuing operations was 52.4% which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $37,000 for the three months ended September 30, 2005.

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

(9) Gain On Sale of Assets

On August 19, 2005, the Company sold real estate in Arizona for cash proceeds of $1.6 million. This transaction generated a pre-tax gain of $1.3 million which has been included in gain on sale of assets in the consolidated statement of operations for the three months ended September 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(10) Earnings Per Share

Income from continuing operations per share assuming dilution is computed by dividing income from continuing operations by the weighted-average number of shares outstanding. Income from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations for the three months ended September 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Income from continuing operations	$1,701	$3,002

Average number of shares outstanding - Basic	24,510	24,232
Add: Incremental shares for dilutive effect of stock options	410	1,029

Average number of shares outstanding - Diluted	24,920	25,261

Income from continuing operations per share - Basic	$0.07	$0.12

Income from continuing operations per share - Diluted	$0.07	$0.12

For the three months ended September 30, 2006 and 2005, 0.6 million and 1.1 million, respectively, of shares issuable upon exercise of outstanding stock options with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share.

(11) Segment Reporting

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

Segment	States
Mid-Atlantic	Georgia, New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, Florida, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire), Utah

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington

Each reporting segment provides ambulance and related services while the Company’s fire and other services are predominately in the South and Southwest Segments.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Certain information presented has been restated from that originally reported to reflect the impact of correcting certain accounting practice errors related to income taxes, subscription revenue, operating leases, retirement plan contributions and other items as discussed in Note 1 to the consolidated financial statements.

The following table summarizes segment information for the three months ended September 30, 2006 and 2005 (in thousands):

	Mid-Atlantic (As restated)	South (As restated)	Southwest (As restated)		West (As restated)	Total (As restated)
Three months ended September 30, 2006

Net revenues from external customers;
Medical transportation	$24,661	$16,298	$32,743		$24,767	$98,469
Fire and other (1)	1,024	5,713	11,284		268	18,289

Total net revenue	$25,685	$22,011	$44,027		$25,035	$116,758

Segment profit	$5,427	$2,146	$4,068		$3,774	$15,415

Three months ended September 30, 2005
Net revenues from external customers;
Medical transportation	$24,279	$17,025	$31,544		$22,210	$95,058
Fire and other (1)	859	5,221	9,810		39	15,929

Total net revenue	$25,138	$22,246	$41,354		$22,249	$110,987

Segment profit	$4,461	$3,129	$7,519	(2)	$1,594	$16,703

(1)	Other revenue consists of revenue generated from fire protection services; including master fire and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Southwest Segment profit for the three months ended September 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Segment profit	$15,415	$16,703
Depreciation and amortization	(3,000)	(2,702)
Interest expense	(7,785)	(7,508)
Interest income	120	153

Income from continuing operations before income taxes and minority interest	$4,750	$6,646

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	September 30, 2006	June 30, 2006
Mid-Atlantic	$16,160	$14,725
South	15,404	17,385
Southwest	30,743	29,376
West	24,355	21,881

Total segment assets	$86,662	$83,367

The following table represents a reconciliation of segment assets to total assets (in thousands):

	September 30, 2006 (As restated)	June 30, 2006 (As restated)
Segment assets	$86,662	$83,367
Cash and cash equivalents	7,354	3,041
Short-term investments	2,500	6,201
Inventories	9,258	8,828
Prepaid expenses and other	6,424	3,191
Property and equipment, net	46,988	45,303
Goodwill	38,362	38,362
Deferred income taxes	82,133	83,984
Insurance deposits	2,264	2,842
Other assets	22,318	23,749

Total assets	$304,263	$298,868

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(12) Discontinued Operations

During fiscal 2006, the Company made the decision to exit two medical transportation markets and, as a result, the financial results of these service areas for the three months ended September 30, 2006 and 2005 are included in income (loss) from discontinued operations.

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

	Three Months Ended September 30,
	2006	2005
Net revenue:
Mid-Atlantic	$—	$1,456
South	—	3,997
Southwest	—	—
West	—	—

Net revenue from discontinued operations	$—	$5,453

	Three Months Ended September 30,
	2006	2005
Income (loss):
Mid-Atlantic	$104	$102
South	(113)	287
Southwest	—	—
West	(5)	—

Income (loss) from discontinued operations, net of income taxes	$(14)	$389

Loss from discontinued operations for the three months ended September 30, 2006 is presented net of income tax benefit of $9,000 while income from discontinued operations for the three months ended September 30, 2005 is presented net of income tax expense of $0.2 million. Loss from discontinued operations for the three months ended September 30, 2006 for the Company’s Mid-Atlantic Segment includes a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s discontinued operations in the City of Augusta, Georgia. Loss from discontinued operations of $5,000 for the Company’s West Segment is a result of legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas.

(13) Defined Benefit Plan

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(14) Commitments and Contingencies

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(15) Subsequent Events

Sale of Asset

On October 20, 2006, the Company sold an operating license held by one of its subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which will be included in income from discontinued operations during the second quarter of fiscal 2007.

2005 Credit Facility Waiver

On October 11, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. See Note 7 to the consolidated financial statements.

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

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q/A include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Wherever we refer to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions are intended to identify such forward-looking statements. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements.

Forward-looking statements are can be found throughout this Quarterly Report on Form 10-Q/A, including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, as updated to reflect the restatement of our financial statements for the quarter ended September 30, 2006 and the Explanatory Note at the beginning of this Form 10-Q/A. As such, these forward-looking statements are susceptible to the updated risk factors set forth in full in Item IA of Part I of the Company’s Annual Report on Form 10-K, filed today with the Commission.

Any or all forward-looking statements made in this Form 10-Q/A (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Quarterly Report on Form 10-Q/A.

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

Restatement-Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it was restating previously reported financial statements to correct accounting errors and that such financial statements could no longer be relied upon. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with the errors below.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in a decrease in net income of $171,000 and $66,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in a decrease in net income of $51,000 for the three months ended September 30, 2006 and a decrease in net income of $213,000 for the three months ended September 30, 2005. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $25,000 and a decrease in net income of $22,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $50,000 and $54,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of the errors of the other items resulted in an increase in net income of $181,000 and $167,000 for the three months ended September 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the three months ended September 30, 2006 and 2005 as a result of these adjustments.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the three months ended September 30, 2006. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the three months ended September 30, 2006. There was no effect on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, as a result of this adjustment.

Management’s Overview

During the three months ended September 30, 2006, our net revenue increased $5.8 million or 5.2%. Net income for the three months ended September 30, 2006 was $1.7 million compared to net income of $3.4 million for the same prior-year period. The quarter-over-quarter decrease in net income of $1.7 million was primarily due to a pre-tax gain of $1.3 million on the sale of real estate in Arizona and a $0.4 million income from discontinued operations during the three months ended September 30, 2005. In addition, the benefit attributable to the increase in net revenue during the 2007 versus 2006 first quarter was offset by $1.1 million in severance benefits that were accrued pursuant to the employment agreement of the Company’s former Chief Financial Officer during the three months ended September 30, 2006.

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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including net EMS Average Patient Charge (“Net Medical Transport APC”), average Days Sales Outstanding (“DSO”, see further discussion in “Liquidity and Capital Resources”), Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”, see further discussion in “Liquidity and Capital Resources”) and medical transport volume (see further discussion in “Results of Operations”), among others.

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Net Medical Transport APC	$342	$341
DSO (2)	66	54
EBITDA (3)	$14,619	$17,239
Medical Transports (4)	267,255	259,288

(1)	Net Medical Transport APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA along with a reconciliation of EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources—EBITDA”.
(4)	Medical transports from continuing operations are defined as emergency and non-emergency patient transports.

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

Several factors influence our uncompensated care, including the following:

•

Patients we transport who are uninsured or otherwise have no ability to pay for our services (“private pay”). Such patients have increased in volume from 11.3% of our private payer transport mix in the first quarter of fiscal 2006 to 14.5% in the first quarter of fiscal 2007. We believe this increase to be in line with overall U.S. healthcare trends specific to our locations. This is largely due to an increasing percentage of people who lack employer-sponsored coverage, with significant declines in health insurance coverage for those in the Southern and Western states.

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

SFAS 158

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 13, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of September 30, 2006, our defined benefit pension plan was overfunded. We are currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. As we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions will have no impact on our consolidated financial statements and related disclosures.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2006 and 2005

(in thousands, except per share amounts)

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$116,758	100.0%	$110,987	100.0%	$5,771	5.2%

Operating expenses:
Payroll and employee benefits	73,031	62.5%	66,007	59.5%	7,024	10.6%
Depreciation and amortization	3,000	2.6%	2,702	2.4%	298	11.0%
Other operating expenses	28,315	24.3%	29,619	26.7%	(1,304)	(4.4)%
Gain on sale of assets	(3)	—	(1,342)	(1.2)%	1,339	99.8%

Total operating expenses	104,343	89.4%	96,986	87.4%	7,357	7.6%

Operating income	12,415	10.6%	14,001	12.6%	(1,586)	(11.3)%
Interest expense	(7,785)	(6.7)%	(7,508)	(6.8)%	(277)	(3.7)%
Interest income	120	0.1%	153	0.1%	(33)	(21.6)%

Income from continuing operations before income taxes and minority interest	4,750	4.1%	6,646	6.0%	(1,896)	(28.5)%
Income tax provision	(2,276)	(1.9)%	(3,482)	(3.1)%	1,206	34.6%
Minority interest	(773)	(0.7)%	(162)	(0.1)%	(611)	#

Income from continuing operations	1,701	1.5%	3,002	2.7%	(1,301)	(43.3)%
Income (loss) from discontinued operations, net of income taxes	(14)	0.0%	389	0.4%	(403)	#

Net income	$1,687	1.4%	$3,391	3.1%	$(1,704)	(50.3)%

Income per share
Basic -
Income from continuing operations	$0.07		$0.12		$(0.05)
Income (loss) from discontinued operations	0.00		0.02		(0.02)

Net income	$0.07		$0.14		$(0.07)

Diluted -
Income from continuing operations	$0.07		$0.12		$(0.05)
Income (loss) from discontinued operations	0.00		0.01		(0.01)

Net income	$0.07		$0.13		$(0.06)

Average number of common shares outstanding - Basic	24,510		24,232		278

Average number of common shares outstanding - Diluted	24,920		25,261		(341)

#	Variances over 100% not displayed.

Net revenue growth of $5.8 million, or 5.2%, resulted from a $3.4 million, or 3.6%, increase in medical transportation and related services revenue and a $2.4 million, or 14.8%, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 200 basis points higher for the three months ended September 30, 2006 compared to the prior period primarily due to a 300 basis point increase in payroll and employee benefits and a 120 basis point decrease in gain on sale of assets, all as a percentage of net revenue, partially offset by a 240 basis point reduction in other operating expenses as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$98,469	$95,058	$3,411	3.6%
Fire and other services	18,289	15,929	2,360	14.8%

Total net revenue	$116,758	$110,987	$5,771	5.2%

Medical Transportation and Related Services

Same service area revenue accounted for $1.1 million, or 31.6%, of the increase in medical transportation and related services revenue, of which $1.2 million related to increased transports offset by a $0.1 million decline in rate increases. The remaining $2.3 million resulted from revenues generated under new contracts in Salt Lake City, Utah and the Orlando Regional Healthcare System in Florida.

A comparison of transports is included in table below:

	Three Months Ended September 30,
	2006	2005	Transport Change	% Change
Medical transportation	267,255	259,288	7,967	3.1%
Wheelchair transports	21,120	18,722	2,398	12.8%

Total transports from continuing operations	288,375	278,010	10,365	3.7%

Medical transports in areas that we served in both three months ended September 30, 2006 and 2005 increased by approximately 1,100 transports, while medical transports related to new contracts in Utah and Florida totaled approximately 6,900 transports for the three months ended September 30, 2006. The 12.8% increase in transports in our alternative transportation services business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net Medical Transport APC for the three months ended September 30, 2006 was $342 compared to $341 for the three months ended September 30, 2005. The increase is primarily a result of rate escalators and other general rate increases that are contained or allowed in contracts to provide EMS services as well as a change in payer mix in select markets.

Discounts applicable to Medicare, Medicaid and other third-party payers (“contractual allowances”) related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $65.5 million and $57.7 million for the three months ended September 30, 2006 and 2005, respectively. Such discounts represented 35.6% and 34.2% of gross medical transportation and alternative transportation fees for the three months ended September 30, 2006 and 2005, respectively. The increase of 140 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and private pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transportation revenue, totaled $27.3 million and $22.5 million for the three months ended September 30, 2006 and 2005, respectively. As a percentage of gross medical transportation services revenue, the uncompensated care was 14.8% and 13.4% for the three months ended September 30, 2006 and 2005, respectively.

The increase in the level of uncompensated care resulted from two components. Primarily, the impact of ambulance rate increases specific to our private pay patients. Secondarily, the impact of disruptions of our collections cycle. During the first quarter of fiscal 2007, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to Medicare Advantage (“MA”) plans, primarily in the Southwest. Finally, we continued to experience delays in collections from the consolidation of three regional billing locations in fiscal 2006, directly affecting the Mid-Atlantic and South Segments. These disruptions in collections from government and private payers have caused an increase in uncompensated care. Management continues to closely monitor our collection efforts for these impacted areas to ensure the adequacy of the estimate for uncompensated care.

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.7 million, or 17.4%, of which $1.5 million, or 88.2%, was related to higher subscription rates and $0.2 million, or 11.8%, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.4 million due to increases in various master fire contract rates and other revenue increased $0.3 million driven by several miscellaneous revenue sources, none of which were individually significant.

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

Other Operating Expenses

The decrease in other operating expenses was due to a $0.9 million reduction in professional fees associated with lower year over year costs associated with compliance with Section 404 of the Sarbanes Oxley Act, a $0.5 million reduction in vehicle and maintenance expense primarily due to preventative maintenance efforts, a $0.3 million reduction in travel and entertainment resulting from continued cost containment efforts and decreases in miscellaneous other expenses, none of which were individually significant. These were partially offset by a $0.4 million increase in fuel expense driven by an increase in the number of transports as well as a 14.2% increase in the average cost per gallon of fuel and higher first responder fees totaling $0.4 million.

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

During the three months ended September 30, 2006, we recorded a $2.3 million income tax provision related to continuing operations, including a deferred income tax provision of $2.0 million, resulting in an effective tax rate of 47.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended September 30, 2006 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of adjustments to prior year tax provisions included in the tax provision for the year ended June 30, 2006.

We also recorded $9,000 in income tax benefit related to discontinued operations during the three months ended September 30, 2006. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

During the three months ended September 30, 2005, we recorded a $3.5 million income tax provision, including a deferred income tax provision of $3.0 million resulting in an effective tax rate of 52.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. We also recorded $0.2 million in income tax provision related to discontinued operations during the three months ended September 30, 2005. The Company made income tax payments of $37,000 for the three months ended September 30, 2005.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005—Segments

Overview

We have four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by its chief operating decision maker. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	Georgia, New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, Florida, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire), Utah

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington

Each reporting segment provides medical transportation and related services while the Company’s fire and other services are predominately in the South and Southwest Segments.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic Segment for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, Net Medical Transport APC and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$24,661	$24,279	$382	1.6%
Other services	1,024	859	165	19.2%

Total net revenue	$25,685	$25,138	$547	2.2%

Segment profit	$5,427	$4,461	$966	21.7%

Segment profit margin	21.1%	17.7%

Medical transports	73,309	73,981	(672)	(0.9)%

Wheelchair transports	5,913	5,207	706	13.6%

Net Medical Transport APC	$311	$302	$9	3.0%

DSO	57	56	1	1.8%

Transportation rate increases contributed to a $0.4 million increase in net medical transportation and related services revenue. Uncompensated care as a percentage of gross medical transportation revenue increased from 10.2% in the first quarter of fiscal 2006 to 11.6% in the first quarter of fiscal 2007 primarily due to a change in collection patterns stemming from the consolidation of two regional billing locations in fiscal 2006, rate increases and a shift in payer mix. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 57.6% in the first quarter of fiscal 2006 to 54.0% in the first quarter of fiscal 2007 primarily due to reductions in headcount, health insurance costs and unemployment and workers’ compensation expense partially offset by increased overtime. Other operating expenses as a percentage of net revenue decreased from 20.4% in the first quarter of fiscal 2006 to 19.0% in the first quarter of fiscal 2007 primarily driven by $0.2 million decrease in general liability insurance costs.

The increase in Net Medical Transport APC was primarily a result of rate increases and the change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South Segment for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$16,298	$17,025	$(727)	(4.3)%
Fire and other services	5,713	5,221	492	9.4%

Total net revenue	$22,011	$22,246	$(235)	(1.1)%

Segment profit	$2,146	$3,129	$(983)	(31.4)%

Segment profit margin	9.7%	14.1%

Medical transports	59,276	59,384	(108)	(0.2)%

Wheelchair transports	3,633	3,421	212	6.2%

Net Medical Transport APC	$251	$267	$(16)	(6.0)%

Fire subscriptions at period end	34,554	35,013	(459)	(1.3)%

DSO	76	61	15	24.6%

The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The decline in medical transports was primarily due to greater competition in certain markets. Uncompensated care as a percentage of gross medical transportation revenue increased from 12.8% in the first quarter of fiscal 2006 to 15.5% for the first quarter of fiscal 2007 primarily due to a disruption in collections stemming from the consolidation of a regional billing location in fiscal 2006. The increase in alternative transports business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll related expense as a percentage of net revenue increased from 59.9% in the first quarter of fiscal 2006 to 65.4% in the first quarter of fiscal 2007 primarily due to increases in overtime and temporary staffing wages. Other operating expenses as a percentage of net revenue declined from 21.6% in the first quarter of fiscal 2006 to 18.9% in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses, a $0.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

DSO increased 15 days directly as a result of a change in collection patterns stemming from the consolidation of two regional billing locations as discussed above. The 15 day increase includes approximately 11 days associated with the discontinued New Jersey operations.

Southwest

The following table presents financial results and key operating statistics for the Southwest Segment for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$32,743	$31,544	$1,199	3.8%
Fire and other services	11,284	9,810	1,474	15.0%

Total net revenue	$44,027	$41,354	$2,673	6.5%

Segment profit	$4,068	$7,519	$(3,451)	(45.9)%

Segment profit margin	9.2%	18.2%

Medical transports	65,538	62,123	3,415	5.5%

Wheelchair transports	3,365	3,304	61	1.8%

Net Medical Transport APC	$489	$498	$(9)	(1.8)%

Fire subscriptions at period end	83,734	80,468	3,266	4.1%

DSO	58	37	21	56.8%

The increase in medical transportation and related services resulted from our new service area in Utah contributing $1.3 million, which commenced on April 3, 2006. This new service area revenue was offset by a $0.1 million decline in same service area revenue. Uncompensated care as a percentage of gross medical transportation revenue increased from 11.2% in the first quarter of fiscal 2006 to 12.7% in the first quarter of fiscal 2007 primarily due to the impact of ambulance rate increases specific to our private pay patients in this segment. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. We also continued to experience collection delays stemming from Medicare patients’ transition to MA plans. These sustained disruptions in collections from government and commercial payers continue to drive increases in our estimate for uncompensated care resulting from our provisioning methodology. The increase in fire and other services revenue is primarily due to 4.1% growth in the number of fire subscriptions and higher fire subscription rates. The increase in the number of medical transports was primarily a result of the new Utah service area, which contributed approximately 3,000 additional transports during the first quarter of fiscal 2007.

Payroll related expense as a percentage of net revenue increased from 57.0% in the first quarter of fiscal 2006 to 61.6% in the first quarter of fiscal 2007 primarily due to wage increases resulting from the fiscal 2007 renegotiation of union contracts, increased overtime and fill-in staffing to support the increase in transports, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 24.5% in the first quarter of fiscal 2006 to 23.5% in the first quarter of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses and a $0.1 million decrease in professional fees due to fiscal 2006 contract negotiations and franchise protection efforts partially offset by increases in first responder fees, of which $0.4 million related to our new contract in Utah.

DSO increased 21 days primarily as a result of the extended collection cycle related to Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans, as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

West

The following table presents financial results and key operating statistics for the West Segment for the three months ended September 30, 2006 and 2005 (in thousands, except medical transports, alternative transports, Net Medical Transport APC and DSO):

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Medical transportation and related services	$24,767	$22,210	$2,557	11.5%
Other services	268	39	229	#

Total net revenue	$25,035	$22,249	$2,786	12.5%

Segment profit	$3,774	$1,594	$2,180	#

Segment profit margin	15.1%	7.2%

Medical transports	69,132	63,800	5,332	8.4%

Wheelchair transports	8,209	6,790	1,419	20.9%

Net Medical Transport APC	$311	$304	$7	2.3%

DSO	80	76	4	5.3%

#	Variances over 100% not displayed.

Same service area revenue accounted for $1.5 million of the increase in net medical transportation and related services revenue while the remaining $1.1 million resulted from our new Orlando Regional contract, which commenced on September 10, 2005. Approximately $0.6 million of the increase in same service area net medical transportation and related services revenue was a result of increased rates while the remainder was due to increased transports. Uncompensated care as a percentage of gross medical transportation revenue increased from 18.7% in the first quarter of fiscal 2006 to 19.4% in the first quarter of fiscal 2007 due to rate increases and a change in payer mix in certain markets. The change in payer mix partially resulted from our decision to expand certain of our 911 emergency medical transportation markets to provide opportunities to achieve greater resource utilization and leverage of our fixed asset base, despite a somewhat higher associated uncompensated care. Our new Orlando Regional Medical Center contract resulted in approximately 3,900 additional medical transports for the three months ended September 30, 2006. The increase in same service area medical transports is due to significant population growth in certain markets and increased interfacility transports, specifically in the Colorado market.

Payroll related expense as a percentage of net revenue decreased from 54.9% in the first quarter of fiscal 2006 to 53.1% in the first quarter of fiscal 2007 primarily due to efficiencies achieved from switching from 12 hour shifts to 24 hour shifts in certain markets. Other operating expenses as a percentage of net revenue decreased from 35.4% in the first quarter of fiscal 2006 to 27.6% in the first quarter of fiscal 2007 primarily driven by a $0.3 million decrease in first-responder fees and decreases in other miscellaneous operating costs, none of which were individually significant. These declines were partially offset by a $0.3 million increase in professional fees incurred in fiscal 2007 associated with franchise protection efforts in certain markets and a $0.1 million increase in vehicle related expenses which were directly related to increased transports.

The increase in Net Medical Transport APC can primarily be attributed to rate increases in certain markets and the Orlando Regional Medical Center economies of scale as discussed above.

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

We believe that cash flow from operations coupled with existing cash balances and funds available through our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs through September 30, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See the Explanatory Note and Note 1 to the consolidated financial statements.

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

In addition to the Senior Subordinated Notes interest payment discussed above, during the three months ended September 30, 2006 and 2005 we also made $2.1 million and $2.0 million, respectively, in interest payments associated with our Term Loan B. Additionally, during the three months ended September 30, 2006 and 2005, we made payments totaling $5.3 million and $3.0 million, respectively, for capital expenditures and made defined benefit pension plan payments of $0.5 million and $0.2 million, respectively.

The table below summarizes cash flow information for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006 (As restated)	2005
Net cash provided by operating activities	$5,742	$4,987
Net cash used in investing activities	(1,634)	(13,914)
Net cash provided by financing activities	205	47

Operating Activities

Net cash provided by operating activities totaled $5.7 million and $5.0 million for the three months ended September 30, 2006 and 2005, respectively. The $0.7 million increase in net cash provided by operating activities was due to a $1.4 million decrease in cash outflows attributable to changes in net operating assets and a $1.0 million increase in non-cash charges offset by a $1.7 million decrease in net income. The decrease in cash outflows attributable to changes in net operating assets is primarily due to an increase in accrued liabilities offset by a decrease in other liabilities and an increase in prepaid assets resulting from increased general liability and workers compensation insurance premiums. The increase in non-cash items is primarily attributable to increases in depreciation and amortization, accretion on the 12.75% Senior Discount Notes and the earnings attributable to the minority shareholder of our San Diego joint venture. The $1.7 million decrease in net income is primarily attributable to a gain on the sale of real estate in Arizona recognized during the first quarter of fiscal 2006 and severance benefits recognized during the first quarter of fiscal 2007, which are payable to the Company’s former Chief Financial Officer.

We had working capital of $44.5 million at September 30, 2006, including cash, cash equivalents and short-term investments of $9.9 million, compared to working capital of $38.2 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The increase in working capital as of September 30, 2006 is primarily related to higher net accounts receivable due to the previously mentioned growth in medical transportation revenue and the impact of disruptions of our collections cycle and higher prepaid expenses due to increased general liability insurance premiums combined with lower accounts payable due to the timing of payments to vendors partially offset by increased accrued wages.

DSO increased 12 days from September 30, 2005 to September 30, 2006, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 2 days of the 12 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had net sales of such securities of $3.7 million during the three months ended September 30, 2006 and net purchases of $12.5 million during the three months ended September 30, 2005. We had capital expenditures totaling $5.3 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. Of the $2.3 million increase, approximately $1.2 million related to the purchase of three fire trucks for the Arizona fire market during the first quarter of fiscal 2007. Additionally, during the three months ended September 30, 2005, we received proceeds from the sale of property and equipment of $1.6 million primarily due to the sale of real estate in Arizona.

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

We were in compliance with all of our covenants under our 2005 Credit Facility at September 30, 2006. Due to the restatement of the financial statements, we did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, we received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of such report with the SEC. See Explanatory Note to this Amendment and Note 15 to the consolidated financial statements.

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

	Three Months Ended September 30,
	2006 (As restated)	2005 (As restated)
Net income	$1,687	$3,391
Add back:
Depreciation and amortization	3,000	2,793
Interest expense	7,785	7,508
Interest income	(120)	(153)
Income tax provision	2,267	3,700

EBITDA	$14,619	$17,239

Increase (decrease):
Interest expense	(7,785)	(7,508)
Interest income	120	153
Income tax provision	(2,267)	(3,700)
Deferred income taxes	1,851	3,144
Accretion of 12.75% Senior Discount Notes	1,838	1,640
Earnings of minority shareholder	773	162
Amortization of deferred financing costs	418	435
Stock based compensation (benefit) expense	(7)	9
Gain on sale of property and equipment	(3)	(1,348)
Changes in operating assets and liabilities	(3,815)	(5,239)

Net cash provided by operating activities	$5,742	$4,987

For the three months ended September 30, 2006, consolidated EBITDA of $14.6 million included a 150 basis point increase in uncompensated care as a percentage of gross medical transportation revenue and the positive impact of $0.6 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA for the three months ended September 30, 2005 of $17.2 million included the positive impact of $0.7 million from discontinued operations and a $1.3 million gain on the sale of real estate in Arizona.

Subsequent Events

Sale of Asset

On October 20, 2006, we sold an operating license held by one of our subsidiaries for cash proceeds of $0.7 million. This transaction generated a pre-tax gain of $0.7 million which will be included in income from discontinued operations during the second quarter of fiscal 2007.

2005 Credit Facility Waiver

On October 11, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. See Note 7 to the consolidated financial statements.

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

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at September 30, 2006, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.1 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at September 30, 2006.

Item 4.	Controls and Procedures

Management’s Consideration of Restatement

As discussed in the Explanatory Note to this Form 10-Q/A for the fiscal quarter ended September 30, 2006, and in Note 1 of the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Second Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated September 14, 2007, management of the Company has restated previously issued consolidated financial statements and financial data (covering the years or periods indicated below):

•	Consolidated financial statements for each of the fiscal years ended June 30, 2005 and 2006;

•	Selected consolidated financial data for each of the fiscal years ended June 30, 2003 through 2006; and,

•	Interim consolidated financial information for each of the first three quarters and the related interim periods in the fiscal years ended June 30, 2006 and 2007.

Additionally, management of the Company has amended its Quarterly Report on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 to restate the Company’s interim consolidated financial statements for those periods. The determination to restate these consolidated financial statements and selected consolidated financial data was made as a result of the Company’s identification of certain accounting errors as discussed in footnote 1 of this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2006). In its Amended and Restated Filing, filed with the Commission on March 23, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because of the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of September 30, 2006. The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical supply items were improperly included in inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon this re-evaluation management of the Company identified the following additional material weaknesses in internal control over financial reporting:

The Company did not maintain effective controls over its period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures. Specifically, controls were not operating effectively over the processes related to (i) timely resolution of reconciling items and review of account reconciliations over balance sheet accounts, (ii) accumulating and reviewing all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures and (iii) timeliness of the financial reporting process. This material weakness resulted in restatements of the Company’s fiscal 2006 and 2005 annual and interim financial statements and resulted in adjustments, including audit adjustments, to the Company’s fiscal 2007 annual and interim financial statements. Additionally, this material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The period-end financial reporting process material weakness described above contributed to the material weaknesses described below:

•

The Company did not maintain effective controls over the accuracy of subscription revenue and deferred revenue. Specifically, the Company’s internal controls are not adequately designed to ensure the accurate calculation of subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period. This deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s subscription revenue and deferred revenue accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

•

The Company did not maintain effective controls over the completeness and accuracy of its accruals and reserves for loss contingencies and related operating expenses. Specifically, the Company’s internal controls are not operating effectively to ensure that loss contingencies are accurately and completely recorded on a timely basis. This material weakness resulted in adjustments to the Company’s fiscal 2007 consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s accrual and reserve accounts and related operating expenses that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented of detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company will undertake the following remediation procedures:

•

Inventory – The Company has conducted and completed a review of its controls relating to accounting for inventory, and corrected its method of accounting. While the remediation measures have improved the design effectiveness of the Company’s internal control over financial reporting, the newly designed controls have not yet operated for a sufficient period of time to demonstrate operating effectiveness. The Company continues to monitor and assess its remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable. Additionally, management intends to enhance its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. Management currently expects that this material weakness will be remediated by June 30, 2007.

•

Period-End Financial Reporting – Management will continue to review and improve on its processes surrounding the timely resolution of reconciling items and account reconciliations. Additionally, management has scheduled a review of the financial statement close process and is currently working on the implementation of new reporting software. Management currently expects that this material weakness will be remediated by June 30, 2008.

•

Subscription Revenue – The Company is reviewing alternatives for automating the calculation of revenue recognition and deferred revenue liability amounts surrounding its fire and ambulance subscription business. Automating these calculations will provide for the proper level of precision in the calculation of period revenue as well as the proper timing of recognition. Until the Company determines the feasibility of, and implements these automated controls, an analysis using transactional data from the billing system will be performed each quarter in order to ensure that revenue recognized and deferred revenue balances are materially correct. Management currently expects that this material weakness will be remediated by June 30, 2008.

•

Accruals and Reserves – Management will continue to emphasize to senior management, the importance of direct and timely communication of significant information across the organization that could impact the timely, accurate and complete recording of accruals and reserves for loss contingencies. The Company will also enhance its quarterly procedures surrounding the identification of significant accounting matters. Management currently expects that this material weakness will be remediated by June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), other than those noted above, that occurred during the three month period ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Footnote 14 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, in addition to the information set forth elsewhere in this report, when evaluating our business, industry and capital structure. Additional risks and uncertainties not presently known or that we may currently believe to be immaterial may also materially and adversely affect us. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition or results of operations.

Risk Factors Related to Our Business

Our results of operations and growth could be adversely affected if we lose existing contracts or fail to renew existing contracts on favorable terms.

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports we make under our existing contracts with municipalities, counties and fire districts to provide 911 and other services. Substantially all of our net revenue for fiscal year 2007 was generated under existing contracts. Our contracts generally range from three to five years in length. Most of our contracts are terminable by either party upon notice of as little as 30 days. Further, certain of our contracts expire during each fiscal period, and we may further be required to seek renewal of certain of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). Even if any of our contracts are renewed, a renewal contract may contain terms that are not as favorable to us as the terms of our current contract. We cannot assure you that we will be successful in retaining or renewing our existing contracts or that the loss or renewal terms of contracts would not have a material adverse effect on us. There is also no assurance that we will continue to experience growth in the number of transports under our existing contracts.

We are subject to decreases in our revenue as a result of changes in payer mix.

We are subject to risks related to changes in the mix of insured versus uninsured patients that receive our medical services. If our mix of uninsured patients to insured patients increases, we may be adversely affected since we have greater difficulty recovering our full fees for services rendered to uninsured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because communities are required to provide 911 emergency response services regardless of their ability to pay. We also believe uninsured patients are more likely to dial 911 to seek care for minor conditions because they frequently do not have a primary care physician with whom to consult. An increase in individuals utilizing our services that do not have an ability to pay could materially impact our business.

We are in a highly competitive industry; if we do not compete effectively, we could lose business or fail to grow.

The market for providing ambulance services to counties, municipalities, fire districts and hospitals and other healthcare providers is highly competitive. We compete to provide ambulance services with governmental entities, hospitals, local and volunteer and private providers, including national providers such as American Medical Response. In many communities, our primary competitor in providing ambulance service is the local fire department, which in many cases has traditionally acted as first responder during emergencies and has been able to expand its scope of services to include emergency ambulance transports. In order to compete successfully, we must make continuing investments in our fleet, facilities and operating systems.

Some of our current competitors and certain potential competitors may have access to greater capital and other resources than we do. Counties, municipalities, fire districts and healthcare providers that currently contract for ambulance services could choose to provide ambulance services directly in the future. We may experience increased competition from fire departments in providing emergency medical transportation service. We cannot assure you that we will be able to compete successfully to provide our medical transportation services.

We may not accurately assess the costs we will incur under new contracts, which could result in our entering into contracts which are less profitable than we anticipate.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services as well as other factors such as expected transport volume, geographical issues affecting response time and the implementation of technology upgrades. If we fail to accurately asses these factors, we may not realize adequate profit margins or otherwise meet our financial and strategic objectives. Increasing pressure from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts (as well as the renewal of existing contracts) even more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to predict costs accurately or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not be able to terminate unfavorable contracts prior to their stated termination date because of the possibility of forfeiting performance bonds and the potential material adverse effect on our public relations.

Some state and local governments regulate our rate structures and may limit our ability to increase our rates or maintain a satisfactory rate structure.

State or local government regulations or administrative policies regulate the rates we can charge in some states for non-emergency ambulance services. In addition, in some service areas in which we are the exclusive provider of services, the municipality or fire district sets the rates for emergency ambulance services pursuant to a master contract and otherwise establishes the rates for non-emergency ambulance services. In areas where our rates are regulated, there is no assurance we will receive ambulance service rate increases on a timely basis to offset increases in the cost to perform our services, or at all. If we are not able to obtain timely rate increases it could have a material adverse effect on our revenues, profits and cash flows.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and profitability. Our long-term growth may also be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

We depend on complex, integrated information systems and standardized procedures for operational and financial information and billing operations. We may not have the necessary resources to maintain existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to implement and maintain operational, financial and billing information systems successfully could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

We could be subject to certain lawsuits.

We could be a party to, or otherwise involved in, lawsuits, claims, proceedings and other legal matters concerning vehicle collisions and personal injuries, patient care incidents and employee job-related injuries. Some of these lawsuits could involve large claim amounts and substantial defense costs. We cannot predict with certainty the ultimate outcome of any lawsuit, claim, proceeding or other legal matter to which we are a party to, or otherwise involved in, due to, among other things, the inherent uncertainties of litigation, government investigations and proceedings and legal matters generally. An unfavorable outcome in any lawsuit, including those described above, could have a material adverse effect on our business, financial condition, profitability and cash flows.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties, and we could be required to increase our reserves, which would adversely affect our results of operations.

In connection with our insurance programs, we establish reserves for losses and related expenses which represent our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Our reserves are based on estimates involving actuarial and statistical projections, at a given point in time. However, insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

We obtain insurance coverage from third party insurers to supplement our self insurance program and to cover periods prior to our implementation of the program. To the extent we hold policies to cover certain claims, but either did not obtain sufficient insurance limits, or did not buy an extended reporting period policy, where applicable, or the issuing insurance company is no longer viable, we may be responsible for losses attributable to such claims. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future. If our insurers do not make payments in respect of claims, we may be required to do so, which could have a material adverse effect on our financial condition, results of operations and cash flow.

Servicing our self insurance programs will require a significant amount of cash. We may be unable to generate sufficient cash flow to service our self insurance obligations.

Our self insurance program may require a significant amount of cash in connection with the resolution of losses that we experience. Our business may not generate sufficient cash flow from operating activities to fund losses that we are responsible for under our self insurance program. Our ability to make payments will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues generally will reduce our cash flow. While we believe our cash flow will be adequate to fund such losses in connection with the self insurance program, there can be no assurance that we will have adequate cash in the future. If we are unable to fund such losses, it could result in a material adverse effect on our financial condition, results of operations and cash flow.

Material weaknesses or deficiencies in our internal control over financial reporting could result in our inability to provide reliable financial reports, harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

We concluded that we had material weaknesses in our internal control related to our period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures; which contributed to material weaknesses in our controls over the accuracy of subscription revenue and deferred revenue, and the completeness and accuracy of our accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management’s assessment as of September 30, 2006 concluded that our internal control over financial reporting was ineffective. We believe that we will remedy the identified material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 4. “Controls and Procedures” located in Part I of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

Because we have concluded that our internal control over financial reporting is not effective and because our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls over financial reporting, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. These current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

We are subject to the risks of government actions, shareholder lawsuits and other legal proceedings related to the restatement of our prior financial results.

It is possible that there may be governmental actions, shareholder lawsuits and other legal proceedings brought against us in connection with the restatement of our prior financial results. These proceedings may require us to expend significant management time and incur significant accounting, legal and other expenses, and may divert attention and resources from the operation of our business. These expenditures and diversions, as well as the adverse resolution of any specific lawsuit, could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC, affect our NASDAQ listing, and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. Although we review and assess our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, we cannot be certain our remediation efforts will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses identified. Our inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require it to incur additional costs or to divert management resources. If our periodic reports are not filed with the SEC in a timely manner, investors in our securities do not have the information required by SEC rules regarding our business and financial condition with which to make decisions regarding investment in our securities. Additionally, NASDAQ, the exchange on which our common stock is listed, may institute proceedings to delist our common stock due to the untimely filing of the reports with the SEC. We also will not be eligible to use a “short form” registration statement on Form S-3 to make equity or debt offerings for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our ability to raise capital, as well as our business, financial condition and results of operations, as well as result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

Many of our employees are represented by labor unions and any unfavorable labor agreements or work stoppage could adversely affect our business, financial conditions, results of operations and reputation.

Approximately 38% of our employees are represented by 17 collective bargaining agreements. Ten of these collective bargaining agreements, representing approximately 1,750 employees, are subject to renegotiation in fiscal 2008. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. If we are unable to negotiate a timely renewal of one or more agreements, the employees covered by the agreement may enter into a strike or other work stoppage. Such a stoppage could have a material adverse effect on business, financial conditions, results of operations and reputation.

The fire protection services business is a highly competitive industry; if we do not compete effectively, we may lose revenue.

The market for providing fire protection services of residential and commercial properties is primarily municipal fire departments, tax-supported fire districts and volunteer fire departments. Private companies represent only a small portion of the total fire protection market and generally provide services where a tax-supported municipality or fire district has decided to contract for these services or has not assumed the financial responsibility for fire protection. In these situations, we provide services for a municipality or fire district on a contract basis or provide fire protection services directly to residences and businesses who subscribe for this service. To our knowledge there is no other national private fire protection company offering services to residential and commercial property owners.

The market for providing fire protection services to airports and industrial sites is highly competitive. We compete to provide our airport and industrial fire protection services with municipal fire departments and private providers such as Wackenhut Services, Inc.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel, which could adversely affect our business.

We depend on our senior management. The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. If we were required to find a suitable replacement for one of our senior managers, there could be a limited number of persons with the requisite skill to serve in the position, and we cannot assure you that we will be able to identify or employ such qualified personnel on acceptable terms.

Risks Related to the Healthcare Industry

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for the violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our customers are also subject to ethical guidelines and operational standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards would not materially and adversely affect our business. We also cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities would not result in a determination that could adversely affect our operations.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payers, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private or governmental third party payers, such as insurance companies, Medicare and Medicaid. These third party payers typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services and the identity of the practitioner who provided the service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payer we must bill first when a patient has potential coverage from multiple payers; (2) requirements that we obtain the signature of the patient or patient representative, when possible, or document why we are unable to do so, prior to submitting a claim; (3) requirements that we make repayment to any payer which pays us more than the amount to which we were entitled; (4) requirements that we bill a hospital or nursing home, rather that Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (6) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

Governmental and private third party payers and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payers based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, The Balanced Budget Act of 1997 and other provisions of federal, state and local law.

In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results.

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

In 1999, the Office of Inspector General (the “OIG”) of the Department of Health and Human Services (the “DHHS”) issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government has alleged in the past that certain of our hospital and nursing home contracts contained discounts in violation of the federal Anti-Kickback Statute.

There can be no assurance that investigations or legal action related to our contracting practices will not be pursued against us. If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a Corporate Integrity Agreement (“CIA”).

In addition to our contracts with healthcare facilities, other marketing practices or transactions entered into by us may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG of the DHHS or other authorities will not find that our marketing practices and relationships violate the statute.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last three years, we have entered into two settlement agreements with the United States government. In October 2005, one of our subsidiaries, Sioux Falls Ambulance, Inc., entered into a settlement agreement to resolve allegations related to billing and documentation practices. As part of the settlement Sioux Falls Ambulance entered into with the government, we entered into a CIA, which is still in effect, and a settlement payment of $0.5 million. Pursuant to this CIA, we are required to establish and maintain a compliance program with respect to the Sioux Falls operation which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other “reportable events.”

In April 2007, we entered into a settlement agreement to resolve allegations that certain subsidiaries of Rural/Metro within the State of Texas provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti-Kickback Statute. In connection with the April 2007 settlement for Rural/Metro Corporation, we agreed to pay the government $2.5 million and we entered into a CIA which requires us to maintain a national compliance program which includes the appointment of a compliance officer and committee, the training of employees, safeguards involving our contracting process nationwide (including tracking of contractual arrangements in certain specified states) and review by an independent organization, and reporting of certain events.

We cannot assure you that the CIAs or the compliance programs we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

HIPAA regulations could have a material adverse effect on our business either if we fail to comply with the regulations or as a result of the costs associated with compliance.

The privacy standards under HIPAA took effect April 14, 2001 and cover all individually identifiable health information used or disclosed by a healthcare provider. HIPAA establishes standards concerning the privacy, security and the electronic transmission of patients’ health information. Under the statute, there are civil penalties of up to $100 per violation (not to exceed $25,000 per calendar year for each type of violation) and criminal penalties for knowing violations of up to $250,000 per violation. The enforcing agency, the Office of Civil Rights (the “OCR”) of the Department of Health and Human Services, has announced a compliance-based and compliance improvement type of enforcement program. We believe there is not sufficient basis to understand OCR’s enforcement posture and the potential for fines which may result from OCR’s finding of a violation of the privacy regulations. The significant costs associated with compliance and the potential penalties could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

HIPAA also mandates compliance with the approved HIPAA format when we submit claims electronically. We are filing claims in the approved HIPAA format with all of our Medicare plans.

The final security rule, which became effective April 20, 2005, requires healthcare suppliers and other entities to set security standards for health information and to maintain reasonable and appropriate safeguards to ensure the integrity and confidentiality of this information. It also requires that we protect health information against unauthorized use or disclosure. Our failure to do so could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

We could experience a material adverse effect on our business, financial condition, results of operations or cash flows due to: (i) significant costs associated with continued compliance under HIPAA or related legislative enactments; (ii) potential fines from our noncompliance; (iii) adverse effects on our collection cycle arising from non-compliance or delayed HIPAA compliance by our payers, customers and other constituents; or (iv) impacts to the healthcare industry as a whole that may directly or indirectly cause a material adverse affect on our business.

We may not be able to successfully recruit and retain paramedics and EMT professionals with the qualifications and attributes desired by us and our customers.

Our ability to recruit and retain paramedics and EMT professionals significantly affects our business. Due to the geographical and demographic diversity of the communities in which we serve, medical personnel shortages in some of our market areas can make the recruiting and retention of full-time personnel more difficult and costly. Moreover, we compete with other entities, both municipal and private, to recruit and retain qualified paramedics and EMTs to deliver our ambulance services. Failure to retain or replace our medical personnel or to attract new personnel, or the additional cost of doing so may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business

We have a substantial amount of debt. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

Our substantial debt could have important consequences to you, including the following:

•	It may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	Our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•	We must use a significant portion of our cash flow for payments on our debt, which may reduce the funds available to reinvest in the company;

•	We are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited; and

•	Our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt.

Furthermore, the borrowings under our senior secured credit facility bear interest at variable rates. If these rates were to increase significantly, our debt service costs would increase and could have a potential material affect on our cash flows.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We cannot assure you that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.

Restrictive covenants in our senior secured credit facility and the indenture governing our senior subordinated notes and senior discount notes may restrict our ability to pursue our business strategies.

Our 2005 Credit Facility and the indentures governing our senior subordinated notes and senior discount notes limit our ability, among other things, to:

•	Incur additional debt or issue certain preferred stock;

•	Pay dividends or make distributions to our stockholders;

•	Repurchase or redeem our capital;

•	Make investments;

•	Incur liens;

•	Make capital expenditures;

•	Enter into transactions with our stockholders and affiliates;

•	Sell certain assets;

•	Acquire the assets of, or merge or consolidate with, other companies; and

•	Incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

The restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

In addition, the credit agreement governing our 2005 Credit Facility requires us to meet certain financing ratios and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios and have had, and in the future may need, to seek waivers or amendments relating to these ratios. Our 2005 Credit Facility and indentures also require us to provide financial statements and related reports within certain timeframes.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. In the past, we have had to obtain waivers under our 2005 Credit Facility for the untimely filing of our financial statements with the SEC and certain defaults arising out of our conclusion that previously filed financial statements should no longer be relied upon. We cannot assure you that any waivers, amendments or alternative financings could be obtained, or, if obtained, would be on terms acceptable to us.

If a breach of any covenant or restriction contained in our financing agreements results in an event of default, those lenders could discontinue lending, accelerate the related debt (which would accelerate other debt) and declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with additional funds. In the event of a default on our debt, we may not have or be able to obtain sufficient funds to make any accelerated debt payments, which could result in a reorganization of the Company.

The right to receive payments on the senior subordinated notes and guarantees of those notes is unsecured and subordinated to our senior debt, and this could result in situations where there are not sufficient funds available to make payment on the senior subordinated notes.

The senior subordinated notes are subordinated in right of payment to all senior debt of Rural/Metro LLC, including indebtedness under the 2005 Credit Facility. Payment on the guarantee of each guarantor of the senior subordinated notes is subordinated in right of payment to that guarantor’s senior debt, including its guarantee of Rural/Metro LLC’s obligations under the 2005 Credit Facility. The holders of senior debt will be entitled to be paid in full in cash before any payment may be made on the senior subordinated notes or the guarantees thereof, as the case may be. Rural/Metro LLC or a guarantor, as the case may be, may not have sufficient funds to pay all its creditors, and holders of the senior subordinated notes may receive less, ratably, than the holders of senior debt, including the lenders under the 2005 Credit Facility, and due to the turnover provisions in the indenture governing the senior subordinated notes less, ratably, than the holders of unsubordinated obligations, including trade payables.

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At September 30, 2006, Rural/Metro LLC had $107.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of September 30, 2006, (i) on an unconsolidated basis, we had $61.0 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes and (ii) Rural/Metro LLC had $232.2 million of indebtedness, consisting of $107.0 million of borrowings under the 2005 Credit Facility, $125.0 million aggregate principal amount of the senior subordinated notes and $0.2 million of other debt. In addition, as of September 30, 2006, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

We may not pay dividends.

We have never paid any cash dividends on our common stock. We currently plan to retain any earnings for use in our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements as well as other factors deemed relevant by our Board of Directors. Our senior subordinated notes due 2015, senior discount notes due 2016 and our 2005 Credit Facility contain restrictions on our ability to pay cash dividends, and any future borrowings may contain similar restrictions.

It may be difficult for a third party to acquire us and this could depress our stock price.

We are a Delaware company which has adopted a Shareholder Rights Plan pursuant to which we issued one preferred stock purchase right for each outstanding share of common stock. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors. Consequently, our Shareholder Rights Plan could make it difficult for a third party to acquire us, even if doing so would benefit security holders. Certain anti-takeover provisions under Delaware law to which we are subject and certain provisions of our charter could also make it more difficult for a third party to acquire us. The anti-takeover effects of these provisions and those of our Shareholder Rights Plan could depress our stock price and may result in the entrenchment of existing management, regardless of their performance.

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

RURAL/METRO CORPORATION

Dated: November 14, 2007	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ GREGORY A. BARBER
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Amendment No. 4, dated as of November 10, 2006 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners. (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2006.