Form 10-Q/A
period 2006-12-31
RURAL/METRO CORP /DE/
filed 2007-11-14
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

There were 24,645,853 shares of the registrant’s Common Stock outstanding on March 19, 2007.

EXPLANATORY NOTE

On September 14, 2007, Rural/Metro Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which it announced that it was restating previously reported financial statements to correct accounting errors, and that such financial statements could no longer be relied upon. As more fully described in Note 2 to the financial statements, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with the errors described in Note 2.

This Amendment (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as filed on March 23, 2007 (the “Original Filing”). See Note 2 to the financial statements for the restated results relating from the correction of certain accounting practice errors noted above.

Except as required to reflect the effects of the items described above, no additional modifications or updates in this Amendment have been made to the Original Filing. Information not relating to the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events, other than the events surrounding the Company’s notes and its 2005 Credit Facility, which are discussed below. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may help provide a better understanding of certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I, and Item 1A of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Initial Amendment has been amended to contain currently dated certifications of the Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Due to the restatement of the financial statements described above, the Company did not timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015 and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless the Company obtained a waiver. Effective September 1, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, will be cured upon the filing of that report with the SEC, which the Company will file concurrently with filing this Amendment and within the 60-day grace period (expires November 23, 2007). Any or all forward-looking statements relating to the default made in this Amendment (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Amendment.

Item 4 of Part I describes management’s evaluation of its disclosure controls and procedures and internal control over financial reporting as of December 31, 2006.

Concurrently with filing this Amendment, the Company is filing its amended its Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2006 and March 31, 2007. The Company will also concurrently file its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which will contain restated financial statements as of and for the years ended June 30, 2006 and 2005, and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2006 (As restated)	June 30, 2006 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,799	$3,041
Short-term investments	—	6,201
Accounts receivable, net	86,556	83,367
Inventories	9,332	8,828
Deferred income taxes	11,549	13,610
Prepaid expenses and other	5,160	3,191

Total current assets	120,396	118,238

Property and equipment, net	46,937	45,303
Goodwill	38,362	38,362
Deferred income taxes	68,404	70,374
Insurance deposits	1,928	2,842
Other assets	19,154	23,749

Total assets	$295,181	$298,868

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,821	$14,229
Accrued liabilities	40,131	41,279
Deferred revenue	24,359	24,444
Current portion of long-term debt	38	37

Total current liabilities	79,349	79,989

Long-term debt, net of current portion	288,089	291,337
Other liabilities	22,552	26,135

Total liabilities	389,990	397,461

Minority interest	2,540	2,065

Stockholders’ deficit:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, zero shares issued and outstanding at December 31, 2006 and June 30, 2006	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,600,810 and 24,495,518 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	246	245
Additional paid-in capital	154,266	153,955
Treasury stock, 96,246 shares at December 31, 2006 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(250,622)	(253,619)

Total stockholders’ deficit	(97,349)	(100,658)

Total liabilities, minority interest and stockholders’ deficit	$295,181	$298,868

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Net revenue	$117,000	$113,553	$233,758	$224,540

Operating expenses:
Payroll and employee benefits	72,530	66,924	145,561	132,931
Depreciation and amortization	2,988	2,787	5,988	5,489
Other operating expenses	30,368	30,297	58,683	59,916
(Gain) loss on sale of assets	11	35	8	(1,307)

Total operating expenses	105,897	100,043	210,240	197,029

Operating income	11,103	13,510	23,518	27,511
Interest expense	(7,986)	(7,748)	(15,771)	(15,256)
Interest income	140	172	260	325

Income from continuing operations before income taxes and minority interest	3,257	5,934	8,007	12,580
Income tax provision	(2,129)	(2,495)	(4,405)	(5,977)
Minority interest	(201)	(153)	(974)	(315)

Income from continuing operations	927	3,286	2,628	6,288
Income (loss) from discontinued operations, net of income taxes	383	(459)	369	(70)

Net income	$1,310	$2,827	$2,997	$6,218

Income per share:
Basic -
Income from continuing operations	$0.04	$0.14	$0.11	$0.26
Income (loss) from discontinued operations	0.01	(0.02)	0.01	0.00

Net income	$0.05	$0.12	$0.12	$0.26

Diluted -
Income from continuing operations	$0.04	$0.13	$0.11	$0.25
Income (loss) from discontinued operations	0.01	(0.02)	0.01	0.00

Net income	$0.05	$0.11	$0.12	$0.25

Average number of common shares outstanding - Basic	24,581	24,330	24,546	24,281

Average number of common shares outstanding - Diluted	25,011	25,298	24,953	25,280

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2006, as previously reported	24,495,518	$245	$153,955	$(1,239)	$(249,233)	$(96,272)
Adjustment for restatements (See Note 2)	—	—	—	—	(4,386)	(4,386)

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(253,619)	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	105,292	1	225	—	—	226
Tax benefit from options exercised under Stock
Option Plans	—	—	93	—	—	93
Stock-based compensation benefit	—	—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income, restated	—	—	—	—	2,997	2,997

Comprehensive income						2,997

Balance at December 31, 2006	24,600,810	$246	$154,266	$(1,239)	$(250,622)	$(97,349)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)
Cash flows from operating activities:
Net income	$2,997	$6,218
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	5,988	5,681
Accretion of 12.75% Senior Discount Notes	3,772	3,349
Deferred income taxes	4,031	5,363
Insurance adjustments	(3,128)	(2,387)
Amortization of deferred financing costs	1,007	1,100
Earnings of minority shareholder	975	315
Gain on sale of property and equipment	(667)	(1,307)
Stock-based compensation (benefit) expense	(7)	16
Change in assets and liabilities—
Accounts receivable	(3,189)	(12,892)
Inventories	(504)	(142)
Prepaid expenses and other	(1,969)	1,881
Insurance deposits	914	1,779
Other assets	3,271	1,502
Accounts payable	1,492	(98)
Accrued liabilities	73	(5,442)
Deferred revenue	(85)	506
Other liabilities	(1,306)	354

Net cash provided by operating activities	13,665	5,796

Cash flows from investing activities:
Sales of short-term investments	18,451	30,100
Purchases of short-term investments	(12,250)	(37,700)
Capital expenditures	(8,433)	(9,096)
Proceeds from the sale of property and equipment	687	1,559

Net cash used in investing activities	(1,545)	(15,137)

Cash flows from financing activities:
Repayment of debt	(7,019)	(7,738)
Distributions to minority shareholders	(500)	(155)
Issuance of common stock	226	595
Cash paid for debt issuance costs	(162)	—
Tax benefit from the exercise of stock options	93	436

Net cash used in financing activities	(7,362)	(6,862)

Increase (decrease) in cash and cash equivalents	4,758	(16,203)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$7,799	$1,485

Non-cash investing activities:
Property and equipment funded by liabilities	$102	$—

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements , but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full fiscal year.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as such appear in our annual audited financial statements and are filed with the SEC from time to time.

(1)	Significant Accounting Policies

Use of Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, general liability and workers’ compensation claim reserves and deferred tax asset recoverability. We base our estimates on historical experience and various assumptions we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(2)	Restatement – Correction of Errors

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

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in an increase in net income of $4,000 and a decrease in net income of $62,000 for the three months ended December 31, 2006 and 2005, respectively and a decrease in net income of $167,000 and $128,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in an increase in net income of $36,000 and $97,000 for the three months ended December 31, 2006 and 2005, respectively, and a decrease in net income of $15,000 and $116,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $25,000 and a decrease in net income of $19,000 for the three months ended December 31, 2006 and 2005, respectively, and an increase in net income of $50,000 and a decrease in net income of $41,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $62,000 and $57,000 for the three months ended December 31, 2006 and 2005, respectively, and a decrease in net income of $112,000 and $111,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors of the other items resulted in an increase in net income of $12,000 for the three months ended December 31, 2006 and 2005 and an increase in net income of $193,000 and $179,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of these adjustments.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at December 31, 2006 and June 30, 2006 and on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005 are disclosed in the table below.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the six months ended December 31, 2006. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the six months ended December 31, 2006. There was no effect on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005, as a result of this adjustment.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at December 31, 2006 and June 30, 2006 are as follows:

	Consolidated Balance Sheet
	December 31, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	December 31, 2006 As restated
Current portion deferred income taxes	$7,514	$1,202	$104	$260	$—	$2,469	$11,549
Prepaid expenses and other	6,099	—	—	—	(939)	—	5,160
Total current assets	117,300	1,202	104	260	(939)	2,469	120,396
Property and equipment, net	47,565	—	—	—	(628)	—	46,937
Long-term portion deferred income taxes	69,308	—	264	—	241	(1,409)	68,404
Other assets	18,299	—	—	—	855	—	19,154
Total assets	292,762	1,202	368	260	(471)	1,060	295,181
Accrued liabilities	37,087	—	271	674	(3)	2,102	40,131
Deferred revenue	21,233	3,126	—	—	—	—	24,359
Total current liabilities	73,179	3,126	271	674	(3)	2,102	79,349
Other liabilities	21,866	—	686	—	—	—	22,552
Total liabilities	383,134	3,126	957	674	(3)	2,102	389,990
Accumulated deficit	(246,185)	(1,924)	(589)	(414)	(468)	(1,042)	(250,622)
Total stockholders’ deficit	(92,912)	(1,924)	(589)	(414)	(468)	(1,042)	(97,349)
Total liabilities, minority interest and stockholders’ equity (deficit)	$292,762	$1,202	$368	$260	$(471)	$1,060	$295,181

	Consolidated Balance Sheet
	June 30, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	June 30, 2006 As restated
Current portion deferred tax assets	$9,574	$1,193	$90	$189	$—	$2,564	$13,610
Prepaid expenses and other	3,698	—	—	—	(507)	—	3,191
Total current assets	114,709	1,193	90	189	(507)	2,564	118,238
Property and equipment, net	45,970	—	—	—	(667)	—	45,303
Long-term portion deferred tax assets	71,051	—	309	—	256	(1,242)	70,374
Other assets	23,454	—	—	—	295	—	23,749
Total assets	296,388	1,193	399	189	(623)	1,322	298,868
Accounts payable	13,957	—	—	—	272	—	14,229
Accrued liabilities	38,590	—	235	491	(140)	2,103	41,279
Deferred revenue	21,342	3,102	—	—	—	—	24,444
Total current liabilities	73,926	3,102	235	491	132	2,103	79,989
Other liabilities	25,332	—	803	—	—	—	26,135
Total liabilities	390,595	3,102	1,038	491	132	2,103	397,461
Accumulated deficit	(249,233)	(1,909)	(639)	(302)	(755)	(781)	(253,619)
Total stockholders’ deficit	(96,272)	(1,909)	(639)	(302)	(755)	(781)	(100,658)
Total liabilities, minority interest and stockholders’ equity (deficit)	$296,388	$1,193	$399	$189	$(623)	$1,322	$298,868

The effects of the adjustments described above on the Company’s Consolidated Statements of operations for the three months ended December 31, 2006 and 2005 are as follows:

	Consolidated Statement of Operations
	Three Months Ended December 31, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Three Months Ended December 31, 2006 As restated
Net revenue	$116,941	$59	$—	$—	$—	$—	$117,000
Payroll and employee benefits	72,429	—	—	101			72,530
Depreciation and amortization	3,007	—	—	—	(19)	—	2,988
Other operating expenses	30,409	—	(41)	—		—	30,368
Total operating expenses	105,856	—	(41)	101	(19)	—	105,897
Operating income	11,085	59	41	(101)	19	—	11,103
Income (loss) from continuing operations before income taxes and minority interest	3,239	59	41	(101)	19	—	3,257
Income tax (provision) benefit	(2,126)	(23)	(16)	39	(7)	4	(2,129)
Income (loss) from continuing operations	912	36	25	(62)	12	4	927
Net income	$1,295	$36	$25	$(62)	$12	$4	$1,310

Basic earnings per share	$0.05	$0.00	$0.00	$0.00	$0.00	$0.00	$0.05
Diluted earnings per share	$0.05	$0.00	$0.00	$0.00	$0.00	$0.00	$0.05

	Consolidated Statement of Operations
	Three Months Ended December 31, 2005 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Three Months Ended December 31, 2005 As restated
Net revenue	$113,396	$157	$—	$—	$—	$—	$113,553
Payroll and employee benefits	66,832	—	—	92			66,924
Depreciation and amortization	2,807	—	—	—	(20)	—	2,787
Other operating expenses	30,266	—	31	—		—	30,297
Total operating expenses	99,940	—	31	92	(20)	—	100,043
Operating income	13,456	157	(31)	(92)	20	—	13,510
Income (loss) from continuing operations before income taxes and minority interest	5,880	157	(31)	(92)	20	—	5,934
Income tax (provision) benefit	(2,412)	(60)	12	35	(8)	(62)	(2,495)
Income (loss) from continuing operations	3,315	97	(19)	(57)	12	(62)	3,286
Net income	$2,856	$97	$(19)	$(57)	$12	$(62)	$2,827

Basic earnings per share	$0.12	$0.00	$0.00	$0.00	$0.00	$0.00	$0.12
Diluted earnings per share	$0.11	$0.00	$0.00	$0.00	$0.00	$0.00	$0.11

The effects of the adjustments described above on the Company’s Consolidated Statements of operations for the six months ended December 31, 2006 and 2005 are as follows:

	Consolidated Statement of Operations
	Six Months Ended December 31, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Six Months Ended December 31, 2006 As restated
Net revenue	$233,782	$(24)	$—	$—		$—	$233,758
Payroll and employee benefits	145,370	—	—	183	8		145,561
Depreciation and amortization	6,027	—	—	—	(39)	—	5,988
Other operating expenses	59,033	—	(81)	—	(269)	—	58,683
Total operating expenses	210,438	—	(81)	183	(300)	—	210,240
Operating income	23,344	(24)	81	(183)	300	—	23,518
Income (loss) from continuing operations before income taxes and minority interest	7,833	(24)	81	(183)	300	—	8,007
Income tax (provision) benefit	(4,180)	9	(31)	71	(107)	(167)	(4,405)
Income (loss) from continuing operations	2,679	(15)	50	(112)	193	(167)	2,628
Net income	$3,048	$(15)	$50	$(112)	$193	$(167)	$2,997

Basic earnings per share	$0.12	$0.00	$0.00	$0.00	$0.01	$(0.01)	$0.12
Diluted earnings per share	$0.12	$0.00	$0.00	$0.00	$0.01	$(0.01)	$0.12

	Consolidated Statement of Operations
	Six Months Ended December 31, 2005 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Six Months Ended December 31, 2005 As restated
Net revenue	$224,729	$(189)	$—	$—	$—	$—	$224,540
Payroll and employee benefits	132,751	—	—	180	—	—	132,931
Depreciation and amortization	5,528	—	—	—	(39)	—	5,489
Other operating expenses	60,090	—	66	—	(240)	—	59,916
Total operating expenses	197,062	—	66	180	(279)	—	197,029
Operating income	27,667	(189)	(66)	(180)	279	—	27,511
Income (loss) from continuing operations before income taxes and minority interest	12,736	(189)	(66)	(180)	279	—	12,580
Income tax (provision) benefit	(5,916)	73	25	69	(100)	(128)	(5,977)
Income (loss) from continuing operations	6,505	(116)	(41)	(111)	179	(128)	6,288
Net income	$6,435	$(116)	$(41)	$(111)	$179	$(128)	$6,218

Basic earnings per share	$0.27	$(0.01)	$0.00	$0.00	$0.01	$(0.01)	$0.26
Diluted earnings per share	$0.25	$0.00	$0.00	$0.00	$0.01	$(0.01)	$0.25

Previous Restatement

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Also during the same quarter, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet as of June 30, 2006 and its Consolidated Statements of Operations for the three and six months ended December 31, 2005 are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated in Amendment 1
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred income taxes	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred income taxes	69,657	1,394	71,051
Total assets	$299,192	$(2,804)	296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ deficit	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	296,388

	Consolidated Statement of Operations
	Three Months Ended December 31, 2005 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Three Months Ended December 31, 2005 As restated in Amendment 1
Net revenue	$113,396	$—	$113,396
Other operating expenses	30,403	(137)	30,266
Total operating expenses	100,077	(137)	99,940
Operating income	13,319	137	13,456
Income (loss) from continuing operations before income taxes and minority interest	5,743	137	5,880
Income tax provision	(2,364)	(48)	(2,412)
Income (loss) from continuing operations	3,226	89	3,315
Net income	$2,767	$89	$2,856

Basic earnings per share	$0.11	$0.01	$0.12
Diluted earnings per share	$0.11	—	$0.11

	Consolidated Statement of Operations
	Six Months Ended December 31, 2005 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Six Months Ended December 31, 2005 As restated in Amendment #1
Net revenue	$224,729	$—	$224,729
Other operating expenses	60,227	(137)	60,090
Total operating expenses	197,199	(137)	197,062
Operating income	27,530	137	27,667
Income (loss) from continuing operations before income taxes and minority interest	12,599	137	12,736
Income tax provision	(5,868)	(48)	(5,916)
Income (loss) from continuing operations	6,416	89	6,505
Net income	$6,346	$89	$6,435

Basic earnings per share	$0.26	$0.01	$0.27
Diluted earnings per share	$0.25	—	$0.25

(3)	New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 13 to our consolidated financial statements, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of December 31, 2006, the Company’s defined benefit pension plan was overfunded. The Company is currently evaluating the impact, if any, the adoption of the balance sheet recognition provisions of SFAS 158 will have on its consolidated financial statements and related disclosures. As the Company currently measures the funded status of its plan as of the end of its fiscal year, the measurement date provisions will have no impact on its consolidated financial statements and related disclosures.

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

(4)	Stock Based Compensation

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

(5)	Accrued Severance

At December 31, 2006, the Company had approximately $1.0 million in accrued severance benefits pursuant to an employment agreement with the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the six months ended December 31, 2006.

(6)	General Liability and Worker’s Compensation Plans

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

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25% per annum based on contractual periods from one to six months in length at the Company’s option. At December 31, 2006, $85.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.61% per annum, while the remaining $15.0 million was under a LIBOR option three-month contract accruing interest at 7.62%. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50 % per annum, and the remaining $10.0 million outstanding was under a LIBOR option three-month contract accruing interest at 7.40%.

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

The Company was in compliance with all of its covenants, as amended, under its 2005 Credit Facility at December 31, 2006. Due to the restatement of the financial statements, we did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of this report with the SEC. See Credit Facility Amendments below and Note 15 to the consolidated financial statements.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.75	3.84	< 4.75	< 4.75
Interest expense coverage ratio	> 2.00	2.67	> 2.00	> 2.00
Fixed charge coverage ratio	> 1.10	1.42	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $22.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that originally reported to reflect the impact of correcting certain accounting practice errors related to income taxes, subscription revenue, operating leases, retirement plan matching contributions and other items as discussed in Note 2 to the consolidated financial statements. In addition, certain reclassifications have been made to the December 31, 2005 Condensed Consolidating Statement of Cash Flows to be comparable with the December 31, 2006 presentation.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/Metro Corporation Consolidated (As restated)
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$6,820	$979	$—	$7,799	$—	$7,799
Short-term investments	—	—	—	—	—	—	—	—	—
Accounts receivable, net	—	—	—	78,430	8,126	—	86,556	—	86,556
Inventories	—	—	—	9,332	—	—	9,332	—	9,332
Deferred income taxes	—	—	—	11,549	—	—	11,549	—	11,549
Prepaid expenses and other	—	25	—	5,135	—	—	5,160	—	5,160

Total current assets	—	25	—	111,266	9,105	—	120,396	—	120,396

Property and equipment, net	—	—	—	46,734	203	—	46,937	—	46,937
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	68,404	—	—	68,404	—	68,404
Insurance deposits	—	—	—	1,928	—	—	1,928	—	1,928
Other assets	1,806	8,132	—	8,691	525	—	17,348	—	19,154
Due from (to) affiliates (1)	—	137,060	125,000	(134,238)	(2,822)	(125,000)	—	—	—
Due from (to) Parent	(42,704)	42,704	—	—	—	—	42,704	—	—
Rural/Metro LLC investment in subsidiaries	—	48,796	—	—	—	(48,796)	—	—	—
Parent Company investment in Rural/Metro LLC	6,491	—	—	—	—	—	—	(6,491)	—

Total assets	$(34,407)	$236,717	$125,000	$141,147	$7,011	$(173,796)	$336,079	$(6,491)	$295,181

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,538	$1,283	$—	$14,821	$—	$14,821
Accrued liabilities	—	5,226	—	34,256	649	—	40,131	—	40,131
Deferred revenue	—	—	—	24,359	—	—	24,359	—	24,359
Current portion of long-term debt	—	—	—	38	—	—	38	—	38

Total current liabilities	—	5,226	—	72,191	1,932	—	79,349	—	79,349

Long-term debt, net of current portion (1)	62,942	225,000	125,000	147	—	(125,000)	225,147	—	288,089
Other long-term liabilities	—	—	—	22,552	—	—	22,552	—	22,552

Total liabilities	62,942	230,226	125,000	94,890	1,932	(125,000)	327,048	—	389,990

Minority interest	—	—	—	—	—	2,540	2,540	—	2,540

Stockholders’ equity (deficit):
Common stock	246	—	—	90	—	(90)	—	—	246
Additional paid-in capital	154,266	—	—	74,770	20	(74,790)	—	—	154,266
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(250,622)	—	—	(28,603)	5,059	23,544	—	—	(250,622)
Member equity	—	6,491	—	—	—	—	6,491	(6,491)	—

Total stockholders’ equity (deficit)	(97,349)	6,491	—	46,257	5,079	(51,336)	6,491	(6,491)	(97,349)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(34,407)	$236,717	$125,000	$141,147	$7,011	$(173,796)	$336,079	$(6,491)	$295,181

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2006 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior					Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Deferred income taxes	—	—	—	13,610	—	—	13,610	—	13,610
Prepaid expenses and other	—	75	—	3,112	4	—	3,191	—	3,191

Total current assets	—	75	—	110,247	7,916	—	118,238	—	118,238

Property and equipment, net	—	—	—	45,099	204	—	45,303	—	45,303
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	70,374	—	—	70,374	—	70,374
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,441	525	—	21,845	—	23,749
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	30,634	—	—	—	(30,634)	—	—	—
Parent Company investment in LLC	(369)	—	—	—	—	—	—	369	—

Total assets	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,002	$1,227	$—	$14,229	$—	$14,229
Accrued liabilities	—	5,222	—	35,603	454	—	41,279	—	41,279
Deferred revenue	—	—	—	24,444	—	—	24,444	—	24,444
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	73,086	1,681	—	79,989	—	79,989

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other long-term liabilities	—	—	—	26,135	—	—	26,135	—	26,135

Total liabilities	59,170	237,222	125,000	99,388	1,681	(125,000)	338,291	—	397,461

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(253,619)	—	—	(46,291)	4,110	42,181	—	—	(253,619)
Member equity	—	(369)	—	—	—	—	(369)	369	—

Total stockholders’ equity (deficit)	(100,658)	(369)	—	28,569	4,130	(32,699)	(369)	369	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior					Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$113,436	$10,126	$(6,562)	$117,000	$—	$117,000

Operating expenses:
Payroll and employee benefits	—	—	—	72,505	25	—	72,530	—	72,530
Depreciation and amortization	—	—	—	2,988	—	—	2,988	—	2,988
Other operating expenses	—	—	—	27,213	9,717	(6,562)	30,368	—	30,368
Loss on sale of assets	—	—	—	11	—	—	11	—	11

Total operating expenses	—	—	—	102,717	9,742	(6,562)	105,897	—	105,897

Operating income	—	—	—	10,719	384	—	11,103	—	11,103

Equity in earnings of subsidiaries	3,292	9,246	—	—	—	(9,246)	—	(3,292)	—
Interest expense	(1,982)	(5,954)	—	(50)	—	—	(6,004)	—	(7,986)
Interest income	—	—	—	121	19	—	140	—	140

Income from continuing operations before income taxes and minority interest	1,310	3,292	—	10,790	403	(9,246)	5,239	(3,292)	3,257
Income tax provision	—	—	—	(2,129)	—	—	(2,129)	—	(2,129)
Minority interest	—	—	—	—	—	(201)	(201)	—	(201)

Income from continuing operations	1,310	3,292	—	8,661	403	(9,447)	2,909	(3,292)	927
Income from discontinued operations, net of income taxes	—	—	—	383	—	—	383	—	383

Net income	$1,310	$3,292	$—	$9,044	$403	$(9,447)	$3,292	$(3,292)	$1,310

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior					Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$109,747	$9,479	$(5,673)	$113,553	$—	$113,553

Operating expenses:
Payroll and employee benefits	7	—	—	66,892	25	—	66,917	—	66,924
Depreciation and amortization	—	—	—	2,785	2	—	2,787	—	2,787
Other operating expenses	—	—	—	26,814	9,156	(5,673)	30,297	—	30,297
Loss on sale of assets	—	—	—	35	—	—	35	—	35

Total operating expenses	7	—	—	96,526	9,183	(5,673)	100,036	—	100,043

Operating income (loss)	(7)	—	—	13,221	296	—	13,517	—	13,510

Equity in earnings of subsidiaries	4,598	10,585	—	—	—	(10,585)	—	(4,598)	—
Interest expense	(1,764)	(5,987)	—	3	—	—	(5,984)	—	(7,748)
Interest income	—	—	—	162	10	—	172	—	172

Income from continuing operations before income taxes and minority interest	2,827	4,598	—	13,386	306	(10,585)	7,705	(4,598)	5,934
Income tax provision	—	—	—	(2,495)	—	—	(2,495)	—	(2,495)
Minority interest	—	—	—	—	—	(153)	(153)	—	(153)

Income from continuing operations	2,827	4,598	—	10,891	306	(10,738)	5,057	(4,598)	3,286
Loss from discontinued operations, net of income taxes	—	—	—	(459)	—	—	(459)	—	(459)

Net income	$2,827	$4,598	$—	$10,432	$306	$(10,738)	$4,598	$(4,598)	$2,827

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior					Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$226,253	$20,653	$(13,148)	$233,758	$—	$233,758

Operating expenses:
Payroll and employee benefits	(7)	—	—	145,521	47	—	145,568	—	145,561
Depreciation and amortization	—	—	—	5,987	1	—	5,988	—	5,988
Other operating expenses	—	—	—	53,142	18,689	(13,148)	58,683	—	58,683
Loss on sale of assets	—	—	—	8	—	—	8	—	8

Total operating expenses	(7)	—	—	204,658	18,737	(13,148)	210,247	—	210,240

Operating income	7	—	—	21,595	1,916	—	23,511	—	23,518

Equity in earnings of subsidiaries	6,860	18,662	—	—	—	(18,662)	—	(6,860)	—
Interest expense	(3,870)	(11,802)	—	(99)	—	—	(11,901)	—	(15,771)
Interest income	—	—	—	228	32	—	260	—	260

Income from continuing operations before income taxes and minority interest	2,997	6,860	—	21,724	1,948	(18,662)	11,870	(6,860)	8,007
Income tax provision	—	—	—	(4,405)	—	—	(4,405)	—	(4,405)
Minority interest	—	—	—	—	—	(974)	(974)	—	(974)

Income from continuing operations	2,997	6,860	—	17,319	1,948	(19,636)	6,491	(6,860)	2,628
Income from discontinued operations, net of income taxes	—	—	—	369	—	—	369	—	369

Net income	$2,997	$6,860	$—	$17,688	$1,948	$(19,636)	$6,860	$(6,860)	$2,997

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior					Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Net revenue	$—	$—	$—	$217,023	$18,891	$(11,374)	$224,540	$—	$224,540

Operating expenses:
Payroll and employee benefits	16	—	—	132,881	34	—	132,915	—	132,931
Depreciation and amortization	—	—	—	5,487	2	—	5,489	—	5,489
Other operating expenses	—	—	—	53,040	18,250	(11,374)	59,916	—	59,916
Gain on sale of assets	—	—	—	(1,297)	(10)	—	(1,307)	—	(1,307)

Total operating expenses	16	—	—	190,111	18,276	(11,374)	197,013	—	197,029

Operating income (loss)	(16)	—	—	26,912	615	—	27,527	—	27,511

Equity in earnings of subsidiaries	9,684	21,455	—	—	—	(21,455)	—	(9,684)	—
Interest expense	(3,450)	(11,771)	—	(35)	—	—	(11,806)	—	(15,256)
Interest income	—	—	—	310	15	—	325	—	325

Income from continuing operations before income taxes and minority interest	6,218	9,684	—	27,187	630	(21,455)	16,046	(9,684)	12,580
Income tax provision	—	—	—	(5,977)	—	—	(5,977)	—	(5,977)
Minority interest	—	—	—	—	—	(315)	(315)	—	(315)

Income from continuing operations	6,218	9,684	—	21,210	630	(21,770)	9,754	(9,684)	6,288
Loss from discontinued operations, net of income taxes	—	—	—	(70)	—	—	(70)	—	(70)

Net income	$6,218	$9,684	$—	$21,140	$630	$(21,770)	$9,684	$(9,684)	$6,218

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated			Rural/Metro		Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Cash flows from operating activities:
Net income	$2,997	$6,860	$—	$17,688	$1,948	$(19,636)	$6,860	$(6,860)	$2,997
Adjustments to reconcile net income to cash provided by operating activities –
Depreciation and amortization	—	—	—	5,987	1	—	5,988	—	5,988
Accretion of 12.75% Senior Discount Notes	3,772	—	—	—	—	—	—	—	3,772
Deferred income taxes	(93)	—	—	4,124	—	—	4,124	—	4,031
Insurance adjustments	—	—	—	(3,128)	—	—	(3,128)	—	(3,128)
Amortization of deferred financing costs	98	909	—	—	—	—	909	—	1,007
Earnings of minority shareholder	—	—	—	—	—	975	975	—	975
Gain on sale of property and equipment	—	—	—	(667)	—	—	(667)	—	(667)
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities –
Accounts receivable	—	—	—	(1,825)	(1,364)	—	(3,189)	—	(3,189)
Inventories	—	—	—	(504)	—	—	(504)	—	(504)
Prepaid expenses and other	—	(50)	—	(1,915)	(4)	—	(1,969)	—	(1,969)
Insurance deposits	—	—	—	914	—	—	914	—	914
Other assets	—	—	—	3,271	—	—	3,271	—	3,271
Accounts payable	—	—	—	1,436	56	—	1,492	—	1,492
Accrued liabilities	—	4	—	(126)	195	—	73	—	73
Deferred revenue	—	—	—	(85)	—	—	(85)	—	(85)
Other liabilities	—	—	—	(1,306)	—	—	(1,306)	—	(1,306)

Net cash provided by operating activities	6,767	7,723	—	23,864	832	(18,661)	13,758	(6,860)	13,665

Cash flows from investing activities:
Sales of short-term investments	—	—	—	18,451	—	—	18,451	—	18,451
Purchases of short-term investments	—	—	—	(12,250)	—	—	(12,250)	—	(12,250)
Capital expenditures	—	—	—	(8,433)	—	—	(8,433)	—	(8,433)
Proceeds from the sale of property and equipment	—	—	—	687	—	—	687	—	687

Net cash used in investing activities	—	—	—	(1,545)	—	—	(1,545)	—	(1,545)

Cash flows from financing activities:
Repayment of debt	—	—	—	(7,019)	—	—	(7,019)	—	(7,019)
Distributions to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distributions to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Issuance of common stock	226	—	—	—	—	—	—	—	226
Cash paid for debt issuance costs	—	(162)	—	—	—	—	(162)	—	(162)
Tax benefit from the exercise of stock options	93	—	—	—	—	—	—	—	93
Due to/from affiliates	(7,086)	(8,061)	—	(10,371)	(3)	18,661	226	6,860	—

Net cash used in financing activities	(6,767)	(7,723)	—	(17,390)	(1,003)	18,661	(7,455)	6,860	(7,362)

Increase (decrease) in cash and cash equivalents	—	—	—	4,929	(171)	—	4,758	—	4,758
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$6,820	$979	$—	$7,799	$—	$7,799

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(unaudited)

(in thousands)

		Senior Subordinated Notes Issuers		Senior Subordinated			Rural/Metro		Rural/Metro
	Parent (As restated)	Rural/Metro LLC (As restated)	Rural/Metro Inc.	Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	LLC - Consolidated (As restated)	Eliminations (As restated)	Corporation Consolidated (As restated)
Cash flows from operating activities:
Net income	$6,218	$9,684	$—	$21,140	$630	$(21,770)	$9,684	$(9,684)	$6,218
Adjustments to reconcile net income to cash provided by operating activities –
Depreciation and amortization	—	—	—	5,679	2	—	5,681	—	5,681
Accretion of 12.75% Senior Discount Notes	3,349	—	—	—	—	—	—	—	3,349
Deferred income taxes	(436)	—	—	5,799	—	—	5,799	—	5,363
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	101	999	—	—	—	—	999	—	1,100
Earnings of minority shareholder	—	—	—	—	—	315	315	—	315
Gain on sale of property and equipment	—	—	—	(1,307)	—	—	(1,307)	—	(1,307)
Stock-based compensation expense	16	—	—	—	—	—	—	—	16
Changes in assets and liabilities –
Accounts receivable	—	—	—	(12,749)	(143)	—	(12,892)	—	(12,892)
Inventories	—	—	—	(142)	—	—	(142)	—	(142)
Prepaid expenses and other	—	50	—	1,830	1	—	1,881	—	1,881
Insurance deposits	—	—	—	1,779	—	—	1,779	—	1,779
Other assets	—	—	—	1,502	—	—	1,502	—	1,502
Accounts payable	—	—	—	204	(302)	—	(98)	—	(98)
Accrued liabilities	—	(230)	—	(5,341)	129	—	(5,442)	—	(5,442)
Deferred revenue	—	—	—	506	—	—	506	—	506
Other liabilities	—	—	—	354	—	—	354	—	354

Net cash provided by operating activities	9,248	10,503	—	16,867	317	(21,455)	6,232	(9,684)	5,796

Cash flows from investing activities:
Sales of short-term investments	—	—	—	30,100	—	—	30,100	—	30,100
Purchases of short-term investments	—	—	—	(37,700)	—	—	(37,700)	—	(37,700)
Capital expenditures	—	—	—	(8,891)	(205)	—	(9,096)	—	(9,096)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(14,932)	(205)	—	(15,137)	—	(15,137)

Cash flows from financing activities:
Repayment of debt	—	—	—	(7,738)	—	—	(7,738)	—	(7,738)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Issuance of common stock	595	—	—	—	—	—	—	—	595
Tax benefit from the exercise of stock options	436	—	—	—	—	—	—	—	436
Due to/from affiliates	(10,279)	(10,658)	—	(9,954)	(248)	21,455	595	9,684	—

Net cash used in financing activities	(9,248)	(10,503)	—	(17,692)	(558)	21,455	(7,298)	9,684	(6,862)

Decrease in cash and cash equivalents	—	—	—	(15,757)	(446)	—	(16,203)	—	(16,203)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$1,274	$211	$—	$1,485	$—	$1,485

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(8)	Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(As restated)	(As restated)	(As restated)	(As restated)
Current income tax benefit (provision)	$(193)	$97	$(475)	$(457)
Deferred income tax provision	(2,136)	(2,393)	(4,121)	(5,539)

Total income tax provision	$(2,329)	$(2,296)	$(4,596)	$(5,996)

Continuing operations provision	$(2,129)	$(2,495)	$(4,405)	$(5,977)
Discontinued operations benefit (provision)	(200)	199	(191)	(19)

Total income tax provision	$(2,329)	$(2,296)	$(4,596)	$(5,996)

The effective tax rate for the three and six months ended December 31, 2006 for continuing operations was 65.4% and 55.0%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.2 million for the three and six months ended December 31, 2006.

The effective tax rate for the three and six months ended December 31, 2005 for continuing operations was 42.0% and 47.5%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.4 million for the three and six months ended December 31, 2005.

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

(10)	Earnings per Share

Income from continuing operations per share assuming no dilution is computed by dividing income from continuing operations by the weighted-average number of shares outstanding. Income from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted-average number of shares outstanding utilized in the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(As restated)	(As restated)	(As restated)	(As restated)
Income from continuing operations	$927	$3,286	$2,628	$6,288

Average number of shares outstanding – Basic	24,581	24,330	24,546	24,281
Add: Incremental shares for dilutive effect of stock options	430	968	407	999

Average number of shares outstanding – Diluted	25,011	25,298	24,953	25,280

Income from continuing operations per share – Basic	$0.04	$0.14	$0.11	$0.26

Income from continuing operations per share – Diluted	$0.04	$0.13	$0.11	$0.25

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

Each reporting segment provides ambulance and related services while the Company’s fire and other services are predominantly in the South and Southwest Segments.

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

Certain information presented has been restated from that originally reported to reflect the impact of correcting certain accounting practice errors related to income taxes, subscription revenue, operating leases, retirement plan contributions and other items as discussed in Note 2 to the consolidated financial statements.

The following table summarizes segment information (in thousands):

	Mid-Atlantic	South	Southwest		West	Total
	(As restated)	(As restated)	(As restated)		(As restated)	(As restated)
Three months ended December 31, 2006
Net revenues from external customers;
Medical transportation	$23,836	$17,109	$33,704		$24,256	$98,905
Fire and other (1)	838	5,824	11,201		232	18,095

Total net revenue	$24,674	$22,933	$44,905		$24,488	$117,000

Segment profit from continuing operations	$4,470	$2,546	$4,739		$2,336	$14,091

Three months ended December 31, 2005
Net revenues from external customers;
Medical transportation	$23,236	$16,068	$33,997		$23,411	$96,712
Fire and other (1)	846	5,453	10,506		36	16,841

Total net revenue	$24,082	$21,521	$44,503		$23,447	$113,553

Segment profit from continuing operations	$3,851	$2,731	$6,955		$2,760	$16,297

Six months ended December 31, 2006
Net revenues from continuing operations:
Medical transportation	$48,497	$33,407	$66,447		$49,023	$197,374
Fire and other (1)	1,862	11,537	22,485		500	36,384

Total net revenue	$50,359	$44,944	$88,932		$49,523	$233,758

Segment profit from continuing operations	$9,897	$4,692	$8,807		$6,110	$29,506

Six months ended December 31, 2005
Net revenues from continuing operations:
Medical transportation	$47,515	$33,093	$65,541		$45,621	$191,770
Fire and other (1)	1,705	10,674	20,316		75	32,770

Total net revenue	$49,220	$43,767	$85,857		$45,696	$224,540

Segment profit from continuing operations	$8,328	$5,870	$14,458	(2)	$4,344	$33,000

(1)	Other revenue consists of revenue generated from fire protection services; including master fire and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.
(2)	Southwest profit for the six months ended December 30, 2005 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(As restated)	(As restated)	(As restated)	(As restated)
Segment profit	$14,091	$16,297	$29,506	$33,000
Depreciation and amortization	(2,988)	(2,787)	(5,988)	(5,489)
Interest expense	(7,986)	(7,748)	(15,771)	(15,256)
Interest income	140	172	260	325

Income from continuing operations before income taxes and minority interest	$3,257	$5,934	$8,007	$12,580

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	December 31,	June 30,
	2006	2006
Mid-Atlantic	$15,051	$14,724
South	14,663	17,385
Southwest	30,943	29,377
West	25,899	21,881

Total segment assets	$86,556	$83,367

The following table represents a reconciliation of segment assets to total assets (in thousands):

	December 31,	June 30,
	2006	2006
	(As restated)	(As restated)
Segment assets	$86,556	$83,367
Cash and cash equivalents	7,799	3,041
Short-term investments	—	6,201
Inventories	9,332	8,828
Prepaid expenses and other	5,160	3,191
Deferred income taxes	79,953	83,984
Property and equipment, net	46,937	45,303
Goodwill	38,362	38,362
Insurance deposits	1,928	2,842
Other assets	19,154	23,749

Total assets	$295,181	$298,868

(12)	Discontinued Operations

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

Income from discontinued operations for the three and six months ended December 31, 2006 is presented net of income tax expense of $200,000 and $191,000, respectively. Loss from discontinued operations for the three months ended December 31, 2005 is presented net of income tax benefit of $199,000 while loss from discontinued operations for the six months ended December 31, 2005 is presented net of income tax expense of $19,000. Income from discontinued operations for the six months ended December 31, 2006 for the Company’s South region includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of the Company’s subsidiaries, as well as a $0.1 million reversal of closure-related costs due to the true-up of certain estimated accrual items related to the Company’s operations in Augusta, Georgia. The business license sold generated a pre-tax gain of $0.7 million which is included in income from discontinued operations for the three and six months ended December 31, 2006. Loss from discontinued operations of $5,000 for the six months ended December 31, 2006 for the Company’s West region is a result of legal expenses incurred for the settlement negotiations with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas.

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

(15)	Subsequent Events

Unscheduled principal payment

On March 22, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.2 million of deferred financing costs during the third quarter of fiscal 2007.

Amendment to 2005 Credit Facility

The Company entered into Amendment No. 5 to the 2005 Credit Facility. The amendment is effective December 31, 2006. See Note 7 to the consolidated financial statements for further discussion.

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

Forward-looking statements can be found throughout this Quarterly Report on Form 10-Q/A, including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, as updated to reflect the restatement of our financial statements for the quarter ended December 31, 2006 and the Explanatory Note at the beginning of this Form 10-Q/A. As such, these forward-looking statements are susceptible to the updated risk factors set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed today with the Commission.

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

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in an increase in net income of $4,000 and a decrease in net income of $62,000 for the three months ended December 31, 2006 and 2005, respectively and a decrease in net income of $167,000 and $128,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in an increase in net income of $36,000 and $97,000 for the three months ended December 31, 2006 and 2005, respectively, and a decrease in net income of $15,000 and $116,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $25,000 and a decrease in net income of $19,000 for the three months ended December 31, 2006 and 2005, respectively, and an increase in net income of $50,000 and a decrease in net income of $41,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $62,000 and $57,000 for the three months ended December 31, 2006 and 2005, respectively, and a decrease in net income of $112,000 and $111,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors of other items resulted in an increase in net income of $12,000 for the three months ended December 31, 2006 and 2005 and an increase in net income of $193,000 and $179,000 for the six months ended December 31, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the six months ended December 31, 2006 and 2005 as a result of these adjustments.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the six months ended December 31, 2006. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the six months ended December 31, 2006. There was no effect on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2006 and 2005, as a result of this adjustment.

Management’s Overview

During the three and six months ended December 31, 2006, net revenue increased 3.0% and 4.1%, respectively. We continue to be pleased with our ability to renew existing contracts and win new contracts. For the six months ended December 31, 2006, our revenue reflects a $4.3 million increase related to medical transport volume, $6.5 million related to medical transport rate increases, $3.6 million from new medical transportation contracts and $3.6 million from fire and other services. However, revenue growth has been offset by an $8.8 million increase in uncompensated care. We remain focused on initiatives designed to improve our billing and collections processes, as we have experienced an overall decline in collections rates.

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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including net EMS Average Patient Charge (“Net Medical Transport APC”), average Days Sales Outstanding (“DSO”, see further discussion in “Results of Operations” and “Liquidity and Capital Resources”), Earnings (income from continuing operations) Before Interest, Taxes, Depreciation and Amortization, including impairment charges (“EBITDA”), EBITDA adjusted for stock-based compensation, (gains) losses on sale of assets and other unusual or non-recurring transactional events (“adjusted EBITDA”), 911 and non-emergency medical transport volume (see further discussion in “Results of Operations”), alternative transport volume (see further discussion in “Results of Operations”) and fire subscriptions (see further discussion in “Results of Operations), among others.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(As restated)	(As restated)	(As restated)	(As restated)
Net Medical Transport APC (1)	$341	$347	$341	$344
DSO (2)	68	57	68	57
EBITDA (3)	$14,473	$15,586	$29,092	$32,826
Adjusted EBITDA (3)	$13,856	$16,134	$29,598	$32,035
Medical Transports (4)	269,939	260,697	537,194	519,985
Fire Subscriptions (5)	119,615	116,424	119,615	116,424

(1)	Net Medical Transport APC is defined as gross medical transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.
(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources – EBITDA and Adjusted EBITDA”.
(4)	Medical transports from continuing operations are defined as emergency and non-emergency patient transports.
(5)	Fire subscriptions are exclusive to our South and Southwest Segments.

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

Several factors drive our uncompensated care, including the following:

•

Patients we transport who are uninsured or otherwise have no ability to pay for our services (“self-pay”). Such patients have increased in volume from 11.1% of our transport mix in the first half of fiscal 2006 to approximately 13.1% in the first half of fiscal 2007. We believe that this increase is in line with overall U.S. healthcare trends specific to our locations. This is largely due to an increasing percentage of people who lack employer-sponsored coverage, with significant declines in health insurance coverage for those in the Southern and Western states.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended December 31, 2006 and 2005

(in thousands, except per share amounts)

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$117,000	100.0%	$113,553	100.0%	$3,447	3.0%

Operating expenses:
Payroll and employee benefits	72,530	62.0%	66,924	58.9%	5,606	8.4%
Depreciation and amortization	2,988	2.6%	2,787	2.5%	201	7.2%
Other operating expenses	30,368	26.0%	30,297	26.7%	71	0.2%
Loss on sale of assets	11	0.0%	35	0.0%	(24)	(68.6)%

Total operating expenses	105,897	90.5%	100,043	88.1%	5,854	5.9%

Operating income	11,103	9.5%	13,510	11.9%	(2,407)	(17.8)%
Interest expense	(7,986)	(6.8)%	(7,748)	(6.8)%	(238)	(3.1)%
Interest income	140	0.1%	172	0.2%	(32)	(18.6)%

Income from continuing operations before income taxes and minority interest	3,257	2.8%	5,934	5.2%	(2,677)	(45.1)%
Income tax provision	(2,129)	(1.8)%	(2,495)	(2.2)%	366	14.7%
Minority interest	(201)	(0.2)%	(153)	(0.1)%	(48)	(31.4)%

Income from continuing operations	927	0.8%	3,286	2.9%	(2,359)	(71.8)%
Income (loss) from discontinued operations, net of income taxes	383	0.3%	(459)	(0.4)%	842	#

Net income	$1,310	1.1%	$2,827	2.5%	$(1,517)	(53.7)%

Income per share
Basic-
Income from continuing operations	$0.04		$0.14		$(0.10)
Income (loss) from discontinued operations	0.01		(0.02)		0.03

Net income	$0.05		$0.12		$(0.07)

Diluted-
Income from continuing operations	$0.04		$0.13		$(0.09)
Income (loss) from discontinued operations	0.01		(0.02)		0.03

Net income	$0.05		$0.11		$(0.06)

Average number of common shares outstanding – Basic	24,581		24,330		251

Average number of common shares outstanding – Diluted	25,011		25,298		(287)

# – Variances over 100% not displayed.

Net revenue growth of $3.4 million, or 3.0%, resulted from a $2.2 million, or 2.3%, increase in medical transportation and related services revenue and a $1.2 million, or 7.4%, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 240 basis points higher for the three months ended December 31, 2006 compared to the prior period primarily due to a 310 basis point increase in payroll and employee benefits, partially offset by a 70 basis point reduction in other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$98,905	$96,712	$2,193	2.3%
Fire and other services	18,095	16,841	1,254	7.4%

Total net revenue	$117,000	$113,553	$3,447	3.0%

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

# – Variances over 100% not displayed

Medical transportation volume increased 3.5% from 260,697 transports for the three months ended December 31, 2005 to 269,939 for the three months ended December 31, 2006. This increase was a result of same service area transport growth of 6,029 transports and 3,213 transports from our new contracts in Utah and Washington.

A comparison of total transports is included in the table below:

	Three Months Ended December 31,
	2006	2005	Transport Change	% Change
Emergency medical transports	128,325	118,242	10,083	8.5%
Non-emergency medical transports	141,614	142,455	(841)	(0.6)%

Total medical transports	269,939	260,697	9,242	3.5%
Wheelchair transports	22,159	19,183	2,976	15.5%

Total transports from continuing operations	292,098	279,880	12,218	4.4%

Total transportation volume increased by 12,218 transports, or 4.4%. Medical transport growth accounted for 75.6% of total transport growth, and the increase in wheelchair transports accounted for 24.4% of total transport growth. The increase in transports in our wheelchair transport business is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net Medical Transport APC for the three months ended December 31, 2006 was $341 compared to $347 for the three months ended December 31, 2005. The 1.7% decrease was primarily due to an increase in the number of uninsured patients transported under our 911 contracts, as well as the sustained disruption in receipts from certain government payers.

Discounts applicable to contractual allowances related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $67.3 million and $61.3 million for the three months ended December 31, 2006 and 2005, respectively. Such discounts represented 36.1% and 35.0% of gross medical transportation fees for the three months ended December 31, 2006 and 2005, respectively. The increase of 110 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and self-pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transport revenue, totaled $27.4 million and $23.4 million for the three months ended December 31, 2006 and 2005, respectively. As a percentage of gross medical transportation revenue, the uncompensated care was 14.7% and 13.4% for the three months ended December 31, 2006 and 2005.

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

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $1.1 million, or 10.6%, of which $0.8 million, or 72.7%, was related to higher subscription rates and $0.3 million, or 27.3%, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.4 million due to increases in various master fire contract rates and other revenue decreased $0.2 million primarily due to hurricane relief revenue recognized in the prior year.

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

Income Tax Provision

During the three months ended December 31, 2006, we recorded a $2.1 million income tax provision related to continuing operations, including a deferred income tax provision of $1.9 million, resulting in an effective tax rate of 65.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

We also recorded $0.2 million income tax expense related to discontinued operations during the three months ended December 31, 2006. The Company income tax payments of $0.2 million for the three months ended December 31, 2006.

During the three months ended December 31, 2005, we recorded a $2.5 million income tax provision related to continuing operations, including a deferred income tax provision of $2.6 million, resulting in an effective tax rate of 42.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

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

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 - Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire), Utah

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington

Each reporting segment provides ambulance services while our fire and other services are predominantly in the South and Southwest Segments.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, alternative transports, net Medical Transport APC and DSO):

	Three Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$23,836	$23,236	$600	2.6%
Other services	838	846	(8)	(0.9)%

Total net revenue	$24,674	$24,082	$592	2.5%

Segment profit	$4,470	$3,851	$619	16.1%
Segment profit margin	18.1%	16.0%
Medical transports	72,039	71,016	1,023	1.4%
Wheelchair transports	6,360	4,849	1,511	31.2%
Net Medical Transport APC	$307	$305	$2	0.7%
DSO	56	57	(1)	(1.8)%

The increase in the number of transports contributed $0.8 million of the increase in net medical transportation and related services revenue offset by a decrease in collectible rate of $0.2 million. Uncompensated care as a percentage of gross revenue increased from 10.6% in the second quarter of fiscal 2006 to 11.6% in the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to self-pay patients, along with an increase in the number of uninsured patients transported under our 911 contracts. The increase in alternative transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 58.9% in the second quarter of fiscal 2006 to 56.3% in the second quarter of fiscal 2007 primarily due to reductions in headcount, health insurance costs and workers’ compensation expense partially offset by increased incentives. Other operating expenses as a percentage of net revenue increased from 21.5% in the second quarter of fiscal 2006 to 21.8% in the second quarter of fiscal 2007 primarily driven by a $0.2 million increase in operating supplies due to medical supplies inventory used in response to the increased transports.

The increase in Net Medical Transport APC was primarily a result of rate increases and the change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$17,109	$16,068	$1,041	6.5%
Fire and other services	5,824	5,453	371	6.8%

Total net revenue	$22,933	$21,521	$1,412	6.6%

Segment profit	$2,546	$2,731	$(185)	(6.8)%
Segment profit margin	11.1%	12.7%
Medical transports	61,907	57,678	4,229	7.3%
Wheelchair transports	4,638	3,016	1,622	53.8%
Net Medical Transport APC	$257	$260	$(3)	(1.2)%
Fire subscriptions at period end	34,459	34,912	(453)	(1.3)%
DSO	73	64	9	14.1%

The increase in the number of medical transports contributed to a $1.5 million increase in net medical transportation and related services revenue offset by a decrease in the collectible rate of $0.5 million. Uncompensated care as a percentage of gross revenue increased from 13.2% in the second quarter of fiscal 2006 to 13.8% for the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients. The increase in medical transports was primarily due to increases in the Indiana, Kentucky and Cincinnati markets. The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The increase in alternative transports is specific to the Birmingham market where such transports were outsourced until August 2006.

Payroll related expense as a percentage of net revenue increased from 62.5% in the second quarter of fiscal 2006 to 64.1% in the second quarter of fiscal 2007 primarily due to beginning wage rate increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment and an across-the-board wage increase for employees under a Tennessee contract. Other operating expenses as a percentage of net revenue increased from 21.0% in the second quarter of fiscal 2006 to 21.2% in the second quarter of fiscal 2007 primarily driven by a $0.1 million increase in professional fees due to the use of lobbyists and a public relations firm in Tennessee.

DSO increased 9 days as a result of the change in collection patterns stemming from the consolidation of a regional billing location in fiscal 2006. The 9 day increase includes approximately 8 days associated with the discontinued New Jersey operations.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$33,704	$33,997	$(293)	(0.9)%
Fire and other services	11,201	10,506	695	6.6%

Total net revenue	$44,905	$44,503	$402	0.9%

Segment profit	$4,739	$6,955	$(2,216)	(31.9)%
Segment profit margin	10.6%	15.6%
Medical transports	66,533	65,871	662	1.0%
Wheelchair transports	3,376	3,770	(394)	(10.5)%
Net Medical Transport APC	$495	$504	$(9)	(1.8)%
Fire subscriptions at period end	85,156	81,512	3,644	4.5%
DSO	62	41	21	51.2%

The $0.3 million decrease in net medical transportation and related services revenue was driven by a $1.2 million increase from our new 911 contract in Utah offset by a $1.4 million decrease in same service area revenue. The $1.4 million decrease in same service area net medical transportation and related services revenue is the result of a $1.2 million decrease related to transport volume and a $0.2 million decrease in collectible rate. Uncompensated care as a percentage of gross medical transportation revenue increased from 11.6% in the second quarter of fiscal 2006 to 12.7% in the second quarter of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. To a lesser extent, we continued to experience collection delays stemming from Medicare patients’ transition to MA plans. The increase in fire and other services revenue is primarily due to 4.5% growth in the number of fire subscriptions and higher fire subscription rates.

Payroll related expense as a percentage of net revenue increased from 56.0% in the second quarter of fiscal 2006 to 62.3% in the second quarter of fiscal 2007 primarily due to wage increases under union contracts, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 25.2% in the second quarter of fiscal 2006 to 23.6% in the second quarter of fiscal 2007 primarily driven by a $0.4 million reduction in vehicle related expenses.

The decrease in Net Medical Transport APC can primarily be attributed to the increase in uncompensated care, which is discussed in detail above.

DSO increased 21 days primarily as a result of the extended collection cycle related to increases in the number of self-pay patients, Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC and DSO):

	Three Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$24,256	$23,411	$845	3.6%
Other services	232	36	196	#

Total net revenue	$24,488	$23,447	$1,041	4.4%

Segment profit	$2,336	$2,760	$(424)	(15.4)%
Segment profit margin	9.5%	11.8%
Medical transports	69,460	66,132	3,328	5.0%
Wheelchair transports	7,785	7,548	237	3.1%
Net Medical Transport APC	$304	$310	$(6)	(1.9)%
DSO	85	76	9	11.8%

# – Variances over 100% not displayed

The $0.8 million increase in medical transportation and related services revenue was driven by a $0.7 million increase in same service area revenue and a $0.1 million increase from our new contract in Washington. Of the $0.7 million increase in same service area revenue, $1.0 million related to increased transport volume offset by a decrease in collectible rate of $0.3 million. Uncompensated care as a percentage of gross medical transport revenue increased from 18.7% in the second quarter of fiscal 2006 to 19.8% in the second quarter of fiscal 2007 primarily due a change in payer mix in certain markets.

Payroll related expense as a percentage of net revenue increased from 53.1% in the second quarter of fiscal 2006 to 56.0% in the second quarter of fiscal 2007. The increase is attributable to increased wages and taxes due to the addition of personnel in San Diego. Other operating expenses as a percentage of net revenue decreased from 32.5% in the second quarter of fiscal 2006 to 31.7% in the second quarter of fiscal 2007 primarily driven by a $0.6 million decrease in expenses related to our partnership with the City of San Diego, partially offset by a $0.2 million increase in professional fees associated with franchise protection efforts in certain markets.

The decrease in Net Medical Transport APC can be attributed to the change in payer mix in certain markets.

DSO increased 9 days as a result of a disruption in collections related to certain Medicaid payers in Washington and Colorado.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended December 31, 2006 and 2005

(in thousands)

	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$233,758	100.0%	$224,540	100.0%	$9,218	4.1%

Operating expenses:
Payroll and employee benefits	145,561	62.3%	132,931	59.2%	12,630	9.5%
Depreciation and amortization	5,988	2.6%	5,489	2.4%	499	9.1%
Other operating expenses	58,683	25.1%	59,916	26.7%	(1,233)	(2.1)%
(Gain) loss on sale of assets	8	0.0%	(1,307)	(0.6)%	1,315	#

Total operating expenses	210,240	89.9%	197,029	87.7%	13,211	6.7%

Operating income	23,518	10.1%	27,511	12.3%	(3,993)	(14.5)%
Interest expense	(15,771)	(6.7)%	(15,256)	(6.8)%	(515)	(3.4)%
Interest income	260	0.1%	325	0.1%	(65)	(20.0)%

Income (loss) from continuing operations before income taxes and minority interest	8,007	3.4%	12,580	5.6%	(4,573)	(36.4)%
Income tax provision	(4,405)	(1.9)%	(5,977)	(2.7)%	1,572	26.3%
Minority interest	(974)	(0.4)%	(315)	(0.1)%	(659)	#

Income from continuing operations	2,628	1.1%	6,288	2.8%	(3,660)	(58.2)%
Income (loss) from discontinued operations, net of income taxes	369	0.2%	(70)	(0.0)%	439	#

Net income	$2,997	1.3%	$6,218	2.8%	$(3,221)	(51.8)%

Income (loss) per share
Basic-
Income from continuing operations	$0.11		$0.26		$(0.15)
Income (loss) from discontinued operations	0.01		0.00		0.01

Net income	$0.12		$0.26		$(0.14)

Diluted-
Income from continuing operations	$0.11		$0.25		$(0.14)
Income (loss) from discontinued operations	0.01		0.00		0.01

Net income	$0.12		$0.25		$(0.13)

Average number of common shares outstanding – Basic	24,546		24,281		265

Average number of common shares outstanding – Diluted	24,953		25,280		(327)

# – Variances over 100% not displayed.

Net revenue growth of $9.2 million, or 4.1%, resulted from a $5.6 million, or 2.9%, increase in medical transportation and related services revenue and a $3.6 million, or 11.0%, increase in fire and other services revenue.

As a percentage of net revenue, operating expenses were 220 basis points higher for the six months ended December 31, 2006 compared to the prior period primarily due to a 310 basis point increase in payroll and employee benefits and a 60 basis point decrease in net gain on sale of assets, partially offset by a 160 basis point reduction in other operating expenses, all as a percentage of net revenue. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Medical transportation and related services	$197,374	$191,770	$5,604	2.9%
Fire and other services	36,384	32,770	3,614	11.0%

Total net revenue	$233,758	$224,540	$9,218	4.1%

Medical Transportation and Related Services

Same service area revenue accounted for $2.0 million, or 34.9%, of the increase in medical transportation and related services revenue, of which $4.3 million related to increased transports offset by a decrease in collectible rate of $2.3 million. The remaining $3.6 million, or 65.1%, resulted from revenues generated under new contracts.

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

# – Variances over 100% not displayed

Medical transportation volume increased 3.3% from 519,985 transports for the six months ended December 31, 2005 to 537,194 for the six months ended December 31, 2006. This increase was a result of same service area transport growth of 7,116 transports and 10,093 transports from our new contracts in Florida, Utah and Washington.

A comparison of total transports is included in the table below:

	Six Months Ended December 31,
	2006	2005	Transport Change	% Change
Emergency medical transports	249,405	233,105	16,300	7.0%
Non-emergency medical transports	287,789	286,880	909	0.3%

Total medical transports	537,194	519,985	17,209	3.3%
Wheelchair transports	43,279	37,905	5,374	14.2%

Total transports from continuing operations	580,473	557,890	22,583	4.0%

Total transportation volume increased by 22,583 transports, or 4.0%. Medical transport growth accounted for 76.2% of total transport growth, and the increase in alternative transports accounted for 23.8% of total transport growth. The 14.2% increase in wheelchair transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Net Medical Transport APC for the six months ended December 31, 2006 was $341 compared to $344 for the six months ended December 31, 2005. The 0.9% decrease was primarily due to an increase in the number of uninsured patients transported under our 911 contracts, as well as the sustained disruption in receipts from certain government payers.

Discounts applicable to contractual allowances related to continuing operations, which are reflected as a reduction of gross medical transportation revenue, totaled $132.9 million and $119.0 million for the six months ended December 31, 2006 and 2005, respectively. Such discounts represented 35.8% and 34.6% of gross medical transportation fees for the six months ended December 31, 2006 and 2005, respectively. The increase of 120 basis points is primarily a result of rate increases. Such rate increases are applicable to commercial insurance and self-pay patients. We are unable to pass on these rate increases to Medicare, Medicaid and certain other payers. The estimate for uncompensated care related to continuing operations, which are also reflected as a reduction of gross medical transport revenue, totaled $54.7 million and $45.9 million for the six months ended December 31, 2006 and 2005, respectively. As a percentage of gross medical transport revenue, the uncompensated care was 14.8% and 13.4% for the six months ended December 31, 2006 and 2005, respectively.

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

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $2.9 million, or 13.9%, of which $2.3 million, or 79.3%, was related to higher subscription rates and $0.6 million, or 20.7%, was related to an increase in the number of subscribers. Additionally, master fire fees increased $0.8 million due to increases in various master fire contract rates and other revenue decreased $0.1 million primarily due to hurricane relief revenue recognized in the prior year.

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

During the six months ended December 31, 2006, we recorded a $4.4 million income tax provision related to continuing operations, including a deferred income tax provision of $4.1 million, resulting in an effective tax rate of 55.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the six months ended December 31, 2006 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of adjustments to prior year tax provisions included in the tax provision for the year ended June 30, 2006.

We also recorded $0.2 million in income tax expense related to discontinued operations during the six months ended December 31, 2006. The Company received income tax refunds of $8,200 and made income tax payments of $0.2 million for the six months ended December 31, 2006.

During the six months ended December 31, 2005, we recorded a $6.0 million income tax provision related to continuing operations, including a deferred income tax provision of $5.5 million, resulting in an effective tax rate of 47.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

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

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005 - Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire), Utah

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington

Each reporting segment provides ambulance services while our fire and other services are predominantly in the South and Southwest Segments.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC and DSO):

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$48,497	$47,515	$982	2.1%
Other services	1,862	1,705	157	9.2%

Total net revenue	$50,359	$49,220	$1,139	2.3%

Segment profit	$9,897	$8,328	$1,569	18.8%
Segment profit margin	19.7%	16.9%
Medical transports	145,348	144,997	351	0.2%
Wheelchair transports	12,273	10,056	2,217	22.0%
Net Medical Transport APC	$309	$303	$6	2.0%
DSO	56	57	(1)	(1.8)%

The increase in medical transportation rates contributed $0.8 million, or 80.3% to the increase in net medical transportation and related services revenue while the increase in the number of medical transports contributed $0.2 million, or 19.7% to the increase in net medical transportation revenue. Uncompensated care as a percentage of gross medical transport revenue increased from 10.4% in the first half of fiscal 2006 to 11.6% in the first half of fiscal 2007 primarily due to a change in collection patterns stemming from the consolidation of two regional billing locations in fiscal 2006, ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. The increase in alternative transports is a function of the broad range of services provided to our non-emergency medical transportation customers.

Payroll-related expense as a percentage of net revenue decreased from 58.2% in the first half of fiscal 2006 to 55.1% in the first half of fiscal 2007 primarily due to reductions in headcount, health insurance costs and unemployment and workers’ compensation expense partially offset by increased fill-in wages. Other operating expenses as a percentage of net revenue decreased from 20.9% in the first half of fiscal 2006 to 20.3% in the first half of fiscal 2007 primarily driven by a decrease in general liability insurance costs, partially offset by an increase in vehicle related expenses.

The increase in Net Medical Transport APC was primarily a result of rate increases and a change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$33,407	$33,093	$314	0.9%
Fire and other services	11,537	10,674	863	8.1%

Total net revenue	$44,944	$43,767	$1,177	2.7%

Segment profit	$4,692	$5,870	$(1,178)	(20.1)%
Segment profit margin	10.4%	13.4%
Medical transports	121,183	117,062	4,121	3.5%
Wheelchair transports	8,271	6,437	1,834	28.5%
Net Medical Transport APC	$254	$263	$(9)	(3.4)%
Fire subscriptions at period end	34,459	34,912	(453)	(1.3)%
DSO	73	64	9	14.1%

The increase in the number of transports contributed to a $1.6 million increase in net medical transportation and related services revenue offset by a decrease in collectible rate of $1.3 million. The increase in medical transports was primarily due to increases in the Indiana, Kentucky and Cincinnati markets. Uncompensated care as a percentage of net revenue increased from 13.0% in the first half of fiscal 2006 to 14.6% for the first half of fiscal 2007 primarily due to a change in collection patterns stemming from consolidation of a regional billing location in fiscal 2006 and ambulance rate increases specific to our self-pay patients. The increase in fire and other services revenue was driven by higher master fire contract fees in our specialty fire business line and higher fire subscription rates despite a slight decline in the number of fire subscriptions. The increase in alternative transports is specific to the Birmingham market where such transports were outsourced until August 2006.

Payroll related expense as a percentage of net revenue increased from 61.2% in the first half of fiscal 2006 to 64.7% in the first half of fiscal 2007 primarily due to beginning wage rate increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment and an across-the-board wage increase for employees under a Tennessee contract. Other operating expenses as a percentage of net revenue declined from 21.2% in the first half of fiscal 2006 to 20.0% in the first half of fiscal 2007 primarily driven by a $0.3 million reduction in vehicle related expenses.

The decrease in Net Medical Transport APC can be attributed to the increase in the uncompensated care, which is discussed in detail above, as well as a shift in payer mix in certain markets.

DSO increased 9 days as a result of the change in collection patterns stemming from the consolidation of a regional billing location in fiscal 2006. The 9 day increase includes approximately 8 days associated with the discontinued New Jersey operations.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$66,447	$65,541	$906	1.4%
Fire and other services	22,485	20,316	2,169	10.7%

Total net revenue	$88,932	$85,857	$3,075	3.6%

Segment profit	$8,807	$14,458	$(5,651)	(39.1)%
Segment profit margin	9.9%	16.8%
Medical transports	132,071	127,994	4,077	3.2%
Wheelchair transports	6,741	7,074	(333)	(4.7)%
Net Medical Transport APC	$492	$501	$(9)	(1.8)%
Fire subscriptions at period end	85,156	81,512	3,644	4.5%
DSO	62	41	21	51.2%

The $0.9 million increase in medical transportation and related services revenue was driven by a $2.4 million increase from our new 911 contract in Utah offset by a $1.5 million decrease in same service area revenue. The $1.5 million decrease in same service area medical transportation and related services revenue is the result of $1.0 million decrease in collectible rate and a $0.5 million decrease related to transport volume. Uncompensated care as a percentage of gross medical transport revenue increased from 11.4% in the first half of fiscal 2006 to 12.7% in the first half of fiscal 2007 primarily due to ambulance rate increases specific to our self-pay patients along with the increase in the number of uninsured patients transported under our 911 contracts. Additionally, we continued to experience what we believe to be a permanent extension of the collection cycle related to certain Medicaid managed care payers in Arizona. To a lesser extent, throughout the second quarter of fiscal 2007 we continued to experience collection delays stemming from Medicare patients’ transition to MA plans. The increase in fire and other services revenue is primarily due to 4.5% growth in the number of fire subscriptions and higher fire subscription rates.

Payroll related expense as a percentage of net revenue increased from 56.5% in the first half of fiscal 2006 to 62.0% in the first half of fiscal 2007 primarily due to wage increases under union contracts, increased headcount, increased health insurance expense and increased pension funding requirements. Other operating expenses as a percentage of revenue decreased from 24.8% in the first half of fiscal 2006 to 23.5% in the first half of fiscal 2007 primarily driven by a $0.7 million reduction in vehicle related expenses.

The decrease in Net Medical Transport APC can primarily be attributed to the increase in the uncompensated care, which is discussed in detail above.

DSO increased 21 days primarily as a result of the extended collection cycle related to Medicaid payers in Arizona and the continued difficulty in collecting receivables from patients utilizing MA plans as discussed above. Of the 21 day increase, approximately 6 days are specific to the Medicaid issue.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, alternative transports, Net Medical Transport APC and DSO):

	Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$49,023	$45,621	$3,402	7.5%
Other services	500	75	425	#

Total net revenue	$49,523	$45,696	$3,827	8.4%

Segment profit	$6,110	$4,344	$1,766	40.7%
Segment profit margin	12.3%	9.5%
Medical transports	138,592	129,932	8,660	6.7%
Wheelchair transports	15,994	14,338	1,656	11.5%
Net Medical Transport APC	$307	$307	—	—
DSO	85	76	9	11.8%

# – Variances over 100% not displayed

The $3.4 million increase in medical transportation and related services revenue was driven by a $2.2 million increase in same service area revenue and a $1.2 million increase from our new contracts in Florida and Washington. Of the $2.2 million increase in same service area medical transportation and related services revenue, $1.9 million, or 86.6% related to increased transport volume, and $0.3 million, or 13.4% related to increased rates. Uncompensated care as a percentage of gross medical transport revenue increased from 18.7% in the first half of fiscal 2006 to 19.6% in the first half of fiscal 2007 primarily due to a change in payer mix in certain markets.

Payroll related expense as a percentage of net revenue increased from 54.0% in the first half of fiscal 2006 to 54.5% in the first half of fiscal 2007 attributable to increased wages and taxes due to the hiring of paramedics in the San Diego operation that were historically independent contractors and thus reflected in other operating expenses. Other operating expenses as a percentage of net revenue decreased from 33.9% in the first half of fiscal 2006 to 29.6% in the first half of fiscal 2007 primarily driven by a $1.5 million decrease in independent contractor fees expensed related to our San Diego operations. We have now hired these independent contractor and thus reflect this expense above in payroll related expense. This is partially offset by a $0.5 million increase in professional fees incurred in fiscal 2007 associated with franchise protection efforts in certain markets and a $0.2 million increase in general liability insurance costs.

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

If we fail to generate sufficient cash flow from operating activities, we may need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that we will be able to borrow such funds or issue such debt or equity securities or, if we can, that we can do so at rates or prices acceptable to us. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through December 31, 2007. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See Explanatory Note and Note 2 to the consolidated financial statements.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses.

These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15. Additionally, during each of the six months ended December 31, 2006 and 2005 we made $7.0 million in unscheduled principal payments and made $4.2 million and $3.8 million, respectively, in interest payments associated with our Term Loan B. In addition to cash outflows associated with debt service, we made payments totaling $8.4 million and $9.1 million, respectively, for capital expenditures, made payments of $1.2 million and $0.5 million, respectively, associated with our defined benefit pension plan and made payments of $4.4 million and $4.0 million, respectively, associated with our Management Incentive Plan during the six months ended December 31, 2006 and 2005. During the six months ended December 31, 2005, we paid a settlement of $0.5 million in conjunction with a legal matter in Sioux Falls, South Dakota.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively.

The table below summarizes cash flow information for the three months ended December 31, 2006 and 2005 (in thousands):

	Six Months Ended December 31,
	2006 (As restated)	2005
Net cash provided by operating activities	$13,665	$5,796
Net cash used in investing activities	(1,545)	(15,137)
Net cash used in financing activities	(7,362)	(6,862)

Operating Activities

Net cash provided by operating activities totaled $13.7 million and $5.8 million for the six months ended December 31, 2006 and 2005, respectively. The $7.9 million increase in net cash provided by operating activities was due to an $11.3 million decrease in cash outflows attributable to changes in net operating assets offset by a $3.2 million decrease in net income and a $0.2 million decrease in non-cash charges. The decrease in cash outflows attributable to changes in net operating assets is primarily due to growth in medical transportation revenue, an increase in accounts payable and a decrease in other assets offset by an increase in prepaid assets due to increased current general liability and workers compensation insurance premiums. The $3.2 million decrease in net income is primarily attributable to a gain on the sale of real estate in Arizona recognized during the first quarter of fiscal 2006 and severance benefits recognized during the first quarter of fiscal 2007, which are payable to the Company’s former Chief Financial Officer. The decrease in non-cash items is primarily attributable to an increase in positive insurance adjustments recognized pursuant to an independent actuarial review on our insurance programs and a decrease in deferred income taxes due to the utilization of our net operating loss carryforwards partially offset by increases in depreciation and amortization expense and accretion on the 12.75% Senior Discount Notes.

We had working capital of $41.0 million at December 31, 2006, including cash, cash equivalents and short-term investments of $7.8 million, compared to working capital of $38.2 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The increase in working capital as of December 31, 2006 is primarily related to higher net accounts receivable due to the previously mentioned growth in medical transportation revenue and the impact of disruptions of our collections cycle, higher prepaid expenses due to increased general liability insurance premiums, and a decrease in accrued bonuses, partially offset by a decrease in the current portion of the deferred tax asset relating to utilization of a portion of our net operating loss carryforwards.

DSO increased 11 days from December 31, 2005 to December 31, 2006, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 2 days of the 11 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had net sales of such securities of $6.2 million during the six months ended December 31, 2006 and net purchases of $7.6 million during the six months ended December 31, 2005. We had capital expenditures totaling $8.4 million and $9.1 million for the six months ended December 31, 2006 and 2005, respectively.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at December 31, 2006. Due to the restatement of the financial statements, we did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, we received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of this report with the SEC. See Explanatory Note to this Amendment and Note 15 to the consolidated financial statements.

	Level Specified	Level Achieved for	Levels to be Achieved at
Financial Covenant	in Agreement	Specified Period	March 31, 2007	June 30, 2007
Debt leverage ratio	< 4.75	3.84	< 4.75	< 4.75
Interest expense coverage ratio	> 2.00	2.67	> 2.00	> 2.00
Fixed charge coverage ratio	> 1.10	1.42	> 1.10	> 1.10
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $22.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

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

The following table sets forth our EBITDA and adjusted EBITDA for the three and six months ended December 31, 2006 and 2005, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006 (As restated)	2005 (As restated)	2006 (As restated)	2005 (As restated)
Income from continuing operations	$927	$3,286	$2,628	$6,288
Add back:
Depreciation and amortization	2,988	2,787	5,988	5,489
Interest expense on borrowings	5,463	5,374	10,992	10,807
Amortization of deferred financing costs	589	665	1,007	1,100
Accretion of 12.75% Senior Discount Notes	1,934	1,709	3,772	3,349
Interest income	(140)	(172)	(260)	(325)
Income tax provision	2,129	2,495	4,405	5,977

EBITDA from continuing operations	$13,890	$16,144	$28,532	$32,685
EBITDA from discontinued operations	583	(558)	560	141

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Stock-based compensation (benefit) expense	—	7	(7)	16
(Gain) loss on sale of property and equipment	(664)	41	(667)	(1,307)
Debt amendment fees	47	500	47	500
Executive severance (1)	—	—	1,133	—

Adjusted EBITDA from all operations	$13,856	$16,134	$29,598	$32,035

Increase (decrease):
Items added back to arrive at EBITDA	(12,963)	(12,858)	(25,904)	(26,397)
Items added back to arrive at Adjusted EBITDA	617	(548)	(506)	791
Income tax benefit (provision) on discontinued operations	(200)	199	(191)	(19)
Depreciation and amortization on discontinued operations	—	(100)	—	(192)
Depreciation and amortization	2,988	2,888	5,988	5,681
Accretion of 12.75% Senior Discount Notes	1,934	1,709	3,772	3,349
Deferred income taxes	2,180	2,219	4,031	5,363
Insurance adjustments	(3,128)	(2,387)	(3,128)	(2,387)
Amortization of deferred financing costs	589	665	1,007	1,100
Earnings of minority shareholder	202	153	975	315
(Gain) loss on sale of property and equipment	(664)	41	(667)	(1,307)
Stock based compensation (benefit) expense	—	7	(7)	16
Changes in operating assets and liabilities	2,512	(7,313)	(1,303)	(12,552)

Net cash provided by operating activities	$7,923	$809	$13,665	$5,796

(1)	At December 31, 2006, the Company had accrued approximately $1.1 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. This amount is included in payroll and employee benefits expense in the consolidated statement of operations for the six months ended December 31, 2006.

For the three months ended December 31, 2006, consolidated EBITDA from continuing operations of $13.9 million included a 130 basis point increase in uncompensated care as a percentage of gross medical transport revenue. Consolidated EBITDA from continuing operations for the three months ended December 31, 2005 was $16.1 million.

For the six months ended December 31, 2006, consolidated EBITDA from continuing operations of $28.5 million included a 140 basis point increase in uncompensated care as a percentage of gross medical transport revenue and the negative impact of a $0.7 million increase in minority interest associated with our joint venture with the City of San Diego. Consolidated EBITDA from continuing operations for the six months ended December 31, 2005 of $32.7 million included the positive impact of a $1.3 million gain on the sale of real estate in Arizona.

Subsequent Events

Unscheduled principal payment

On March 22, 2007, we, through our wholly owned subsidiary, Rural/Metro LLC, made a $7.0 million unscheduled principal payment on our Term Loan B. In connection with this payment, we wrote-off approximately $0.2 million of deferred financing costs during the third quarter of fiscal 2007.

Withdrawal of Shelf Registration Statement

On March 22, 2007, we announced that we will withdraw our Registration Statement on Form S-3 that was previously filed with the SEC on February 8, 2006. The Registration Statement has not been declared effective by the SEC, and no securities were sold in connection with the Registration Statement.

Credit Facility Amendment No. 5

On January 18, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 5”). See further discussion in Note 7 to the consolidated financial statements.

2005 Credit Facility Waiver

On October 11, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. See Note 7 to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at December 31, 2006, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $1.0 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at December 31, 2006.

Item 4.	Controls and Procedures

Management’s Consideration of Restatement

As discussed in the Explanatory Note to this Form 10-Q/A for the fiscal quarter ended December 31, 2006, and in Note 2 of the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Second Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated September 14, 2007, the Company has restated previously issued consolidated financial statements and financial data (covering the years or periods indicated below):

•	Consolidated financial statements for each of the fiscal years ended June 30, 2005 and 2006;

•	Selected consolidated financial data for each of the fiscal years ended June 30, 2003 through 2006; and,

•	Interim consolidated financial information for each of the first three quarters and the related interim periods in the fiscal years ended June 30, 2006 and 2007.

Additionally, management of the Company has amended its Quarterly Report on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 to restate the Company’s interim consolidated financial statements for those periods. The determination to restate these consolidated financial statements and selected consolidated financial data was made as a result of the Company’s identification of certain accounting errors as discussed in footnote 2 of this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2006). In its Amended and Restated Filing, filed with the Commission on March 23, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 because of the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of December 31, 2006. The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical supply items were improperly included in inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon this re-evaluation management of the Company identified the following additional material weaknesses in internal control over financial reporting:

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

Management’s Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In an effort to remediate the material weaknesses described above the Company will undertake the following remediation procedures:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), other than those noted above, that occurred during the three month period ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Footnote 14 to the consolidated financial statements is hereby incorporated by referenced into this Part II – Item 1 of this Quarterly Report.

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

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services as well as other factors such as expected transport volume, geographical issues affecting response time and the implementation of technology upgrades. If we fail to accurately assess these factors, we may not realize adequate profit margins or otherwise meet our financial and strategic objectives. Increasing pressure from healthcare payers to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts (as well as the renewal of existing contracts) even more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to predict costs accurately or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not be able to terminate unfavorable contracts prior to their stated termination date because of the possibility of forfeiting performance bonds and the potential material adverse effect on our public relations.

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

We concluded that we had material weaknesses in our internal control related to our period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures; which contributed to material weaknesses in our controls over the accuracy of subscription revenue and deferred revenue, and the completeness and accuracy of our accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management’s assessment as of December 31, 2006 concluded that our internal control over financial reporting was ineffective. We believe that we will remedy the identified material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 4. “Controls and Procedures” located in Part I of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. Although we review and assess our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, we cannot be certain our remediation efforts will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses identified. Our inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner or require it to incur additional costs or to divert management resources. If our periodic reports are not filed with the SEC in a timely manner, investors in our securities do not have the information required by SEC rules regarding our business and financial condition with which to make decisions regarding investment in our securities. Additionally, NASDAQ, the exchange on which our common stock is listed may institute proceedings to delist our common stock due to the untimely filing of the reports with the SEC. We also will not be eligible to use a “short form” registration statement on Form S-3 to make equity or debt offerings for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our ability to raise capital, as well as our business, financial condition and results of operations, as well as result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

In 1999, the Office of Inspector General (“OIG”) of the Department of Health and Human Services (the “DHHS”) issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

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

We cannot assure you that the CIA’s or the compliance programs we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIA’s, we may be subject to fines and other contractual and regulatory remedies specified in the CIA’s or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At December 31, 2006, Rural/Metro LLC had $100.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of December 31, 2006, (i) on an unconsolidated basis, we had $62.9 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes and (ii) Rural/Metro LLC had $225.2 million of indebtedness, consisting of $100.0 million of borrowings under the 2005 Credit Facility, $125.0 million aggregate principal amount of the senior subordinated notes and $0.2 million of other debt. In addition, as of December 31, 2006, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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

Item 6.	Exhibits

Exhibits

10.1	Amendment No. 5, dated as of January 18, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (1)

10.2	Waiver, dated March 13, 2007, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (2)

10.3	Change of Control Agreement by and between the Registrant and Kristine B. Ponczak, dated March 20, 2007. (3) **

18.1	Preferability Letter from PricewaterhouseCoopers LLP (3)

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002 +

(1)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 23, 2007.
(2)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 19, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 23, 2007.
*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
+	Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: November 14, 2007

	By:	/s/ Jack E. Brucker
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kristine Beian Ponczak
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Gregory A. Barber
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Amendment No. 5, dated as of January 18, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (1)

10.2	Waiver, dated March 13, 2007, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners. (2)

10.3	Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 20, 2007. (3) **

18.1	Preferability Letter from PricewaterhouseCoopers LLP (3)

31.1	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a – 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002+

(1)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on January 23, 2007.
(2)	Incorporated by reference to the Registrant’s Form 8-K Current Report filed with the Commission on March 19, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 23, 20007.
*	Filed herewith.
**	Management contracts or compensatory plan or arrangement.
+	Furnished but not filed.