Form 10-Q/A
period 2007-03-31
RURAL/METRO CORP /DE/
filed 2007-11-14
CIK 906326

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

This Amendment (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed on May 10, 2007 (the “Original Filing”). See Note 1 to the financial statements for the restated results relating from the correction of certain accounting practice errors noted above.

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

Item 4 of Part I describes management’s evaluation of its disclosure controls and procedures and internal control over financial reporting as of March 31, 2007.

Concurrently with filing this Amendment, the Company is filing its amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2006 and December 31, 2006. The Company will also concurrently file its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which will contain restated financial statements as of and for the years ended June 30, 2006 and 2005, and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED

March 31, 2007

Part I — Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2007 (As restated)	June 30, 2006 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,747	$3,041
Short-term investments	—	6,201
Accounts receivable, net	83,160	83,367
Inventories	8,650	8,828
Deferred income taxes	11,878	13,610
Prepaid expenses and other	15,316	3,191

Total current assets	125,751	118,238

Property and equipment, net	46,096	45,303
Goodwill	38,362	38,362
Deferred income taxes	69,607	70,374
Insurance deposits	1,805	2,842
Other assets	18,939	23,749

Total assets	$300,560	$298,868

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,628	$14,229
Accrued liabilities	52,723	41,279
Deferred revenue	24,621	24,444
Current portion of long-term debt	39	37

Total current liabilities	91,011	79,989

Long-term debt, net of current portion	283,034	291,337
Other long-term liabilities	23,852	26,135

Total liabilities	397,897	397,461

Minority interest	2,624	2,065

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,651,476 and 24,495,518 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	246	245
Additional paid-in capital	154,484	153,955
Treasury stock, 96,246 shares at March 31, 2007 and June 30, 2006	(1,239)	(1,239)
Accumulated deficit	(253,452)	(253,619)

Total stockholders’ deficit	(99,961)	(100,658)

Total liabilities, minority interest and stockholders’ deficit	$300,560	$298,868

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Net revenue	$115,738	$112,239	$349,496	$336,779

Operating expenses:
Payroll and employee benefits	73,249	68,624	218,810	201,555
Depreciation and amortization	3,131	2,733	9,119	8,222
Other operating expenses	35,302	31,777	93,985	91,693
Loss (gain) on sale of assets	(8)	5	—	(1,302)

Total operating expenses	111,674	103,139	321,914	300,168

Operating income	4,064	9,100	27,582	36,611
Interest expense	(7,959)	(7,894)	(23,730)	(23,150)
Interest income	153	100	413	425

Income (loss) from continuing operations before income taxes and minority interest	(3,742)	1,306	4,265	13,886
Income tax benefit (provision)	1,241	(725)	(3,164)	(6,702)
Minority interest	(284)	(336)	(1,258)	(651)

Income (loss) from continuing operations	(2,785)	245	(157)	6,533
Income (loss) from discontinued operations, net of income taxes	(45)	(4,636)	324	(4,706)

Net income (loss)	$(2,830)	$(4,391)	$167	$1,827

Earnings per share:
Basic -
Income (loss) from continuing operations	$(0.11)	$0.01	$0.00	$0.27
Income (loss) from discontinued operations	(0.00)	(0.19)	0.01	(0.19)

Net income (loss)	$(0.11)	$(0.18)	$0.01	$0.08

Diluted -
Income (loss) from continuing operations	$(0.11)	$0.01	$0.00	$0.26
Income (loss) from discontinued operations	(0.00)	(0.18)	0.01	(0.19)

Net income (loss)	$(0.11)	$(0.17)	$0.01	$0.07

Average number of common shares outstanding - Basic	24,632	24,407	24,574	24,323

Average number of common shares outstanding - Diluted	24,632	25,290	24,574	25,283

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit (As restated)	Total (As restated)
Balance at June 30, 2006, as previously reported	24,495,518	$245	$153,955	$(1,239)	$(249,233)	$(96,272)
Adjustment for restatements (See Note 1)	—	—	—	—	(4,386)	(4,386)

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(253,619)	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	155,958	1	334	—	—	335
Stock-based compensation benefit	—	—	—	—	—	—
Tax benefit from options exercised under Stock Option Plans	—	—	202	—	—	202
Stock-based compensation benefit	—	—	(7)	—	—	(7)
Comprehensive income, net of tax:
Net income, restated	—	—	—	—	167	167

Comprehensive income						167

Balance at March 31, 2007	24,651,476	$246	$154,484	$(1,239)	$(253,452)	$(99,961)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)
Cash flows from operating activities:
Net income	$167	$1,827
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,119	8,448
Accretion of 12.75% Senior Discount Notes	5,728	5,077
Deferred income taxes	2,499	2,462
Insurance adjustments	(3,200)	(2,387)
Amortization of deferred financing costs	1,625	1,792
Gain on sale of property and equipment	(675)	(1,302)
Goodwill impairment in discontinued operations	—	982
Earnings of minority shareholder	1,258	651
Stock-based compensation (benefit) expense	(7)	23
Change in assets and liabilities -
Accounts receivable	207	(10,633)
Inventories	178	(133)
Prepaid expenses and other	(560)	4,157
Insurance deposits	1,037	3,303
Other assets	3,328	1,847
Accounts payable	347	(1,283)
Accrued liabilities	1,126	(2,333)
Deferred revenue	177	1,406
Other liabilities	41	1,493

Net cash provided by operating activities	22,395	15,397

Cash flows from investing activities:
Sales of short-term investments	21,751	42,700
Purchases of short-term investments	(15,550)	(42,700)
Capital expenditures	(10,780)	(12,871)
Proceeds from the sale of property and equipment	748	1,559

Net cash used in investing activities	(3,831)	(11,312)

Cash flows from financing activities:
Repayment of debt	(14,029)	(17,141)
Distributions to minority shareholders	(700)	(155)
Issuance of common stock	335	632
Cash paid for debt issuance costs	(666)	—
Tax benefit from the exercise of stock options	202	810

Net cash used in financing activities	(14,858)	(15,854)

Increase (decrease) in cash and cash equivalents	3,706	(11,769)
Cash and cash equivalents, beginning of period	3,041	17,688

Cash and cash equivalents, end of period	$6,747	$5,919

Supplemental disclosure of non-cash operating activities
Increase in prepaid expenses and other and accrued liabilities for general liability insurance claim	$11,565	$—

Supplemental disclosure of non-cash investing activities
Property and equipment funded by liabilities	$44	$—

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full fiscal year.

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

(1) Restatement – Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it was restating previously reported financial statements to correct accounting errors. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with errors described below.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in an increase in net income of $2,000 and a decrease in net income of $26,000 for the three months ended March 31, 2007 and 2006, respectively and a decrease in net income of $165,000 and $154,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in a decrease in net income of $161,000 and $166,000 for the three months ended March 31, 2007 and 2006, respectively, and a decrease in net income of $176,000 and $282,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $29,000 and a decrease in net income of $12,000 for the three months ended March 31, 2007 and 2006, respectively, and an increase in net income of $79,000 and a decrease in net income of $53,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $52,000 for the three months ended March 31, 2006 and a decrease in net income of $112,000 and $163,000 for the nine months ended March 31, 2007 and 2006, respectively. The error had no impact on net income for the three months ended March 31, 2007. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors of the other items resulted in an increase in net income of $61,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, and an increase in net income of $254,000 and $191,000 for the nine months ended March 31, 2006 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of these adjustments.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at March 31, 2007 and June 30, 2006 and on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006 are disclosed in the table below.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the nine months ended March 31, 2007. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the nine months ended March 31, 2007. There was no effect on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006, as a result of this adjustment.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheets at March 31, 2007 and June 30, 2006 are as follows:

	Consolidated Balance Sheet
	March 31, 2007 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	March 31, 2007 As restated
Current portion deferred income taxes	$7,842	$1,303	$107	$259	$—	$2,367	$11,878
Prepaid expenses and other	16,425	—	—	—	(1,109)	—	15,316
Total current assets	122,824	1,303	107	259	(1,109)	2,367	125,751
Property and equipment, net	46,625	—	—	—	(529)	—	46,096
Long-term portion deferred income taxes	70,462	—	244	—	203	(1,302)	69,607
Other assets	17,841	—	—	—	1,098	—	18,939
Total assets	297,919	1,303	351	259	(337)	1,065	300,560
Accrued liabilities	49,598	—	278	674	77	2,096	52,723
Deferred revenue	21,234	3,387	—	—	—	—	24,621
Total current liabilities	84,499	3,387	278	674	77	2,096	91,011
Other liabilities	23,217	—	635	—	—	—	23,852
Total liabilities	390,750	3,387	913	674	77	2,096	397,897
Accumulated deficit	(248,946)	(2,084)	(562)	(415)	(414)	(1,031)	(253,452)
Total stockholders’ deficit	(95,455)	(2,084)	(562)	(415)	(414)	(1,031)	(99,961)
Total liabilities, minority interest and stockholders’ equity (deficit)	$297,919	$1,303	$351	$259	$(337)	$1,065	$300,560

	Consolidated Balance Sheet
	June 30, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	June 30, 2006 As restated
Current portion deferred tax assets	$9,574	$1,193	$90	$189	$—	$2,564	$13,610
Prepaid expenses and other	3,698	—	—	—	(507)	—	3,191
Total current assets	114,709	1,193	90	189	(507)	2,564	118,238
Property and equipment, net	45,970	—	—	—	(667)	—	45,303
Long-term portion deferred tax assets	71,051	—	309	—	256	(1,242)	70,374
Other assets	23,454	—	—	—	295	—	23,749
Total assets	296,388	1,193	399	189	(623)	1,322	298,868
Accounts payable	13,957	—	—	—	272	—	14,229
Accrued liabilities	38,590	—	235	491	(140)	2,103	41,279
Deferred revenue	21,342	3,102	—	—	—	—	24,444
Total current liabilities	73,926	3,102	235	491	132	2,103	79,989
Other liabilities	25,332	—	803	—	—	—	26,135
Total liabilities	390,595	3,102	1,038	491	132	2,103	397,461
Accumulated deficit	(249,233)	(1,909)	(639)	(302)	(755)	(781)	(253,619)
Total stockholders’ deficit	(96,272)	(1,909)	(639)	(302)	(755)	(781)	(100,658)
Total liabilities, minority interest and stockholders’ equity (deficit)	$296,388	$1,193	$399	$189	$(623)	$1,322	$298,868

The effects of the adjustments described above on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are as follows:

	Consolidated Statement of Operations
	Three Months Ended March 31, 2007 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Three Months Ended March 31, 2007 As restated
Net revenue	$116,000	$(262)	$—	$—	$—	$—	$115,738
Payroll and employee benefits	73,249	—	—				73,249
Depreciation and amortization	3,148	—	—	—	(17)	—	3,131
Other operating expenses	35,349	—	(47)	—	—	—	35,302
(Gain) loss on sale of assets	74	—	—	—	(82)	—	(8)
Total operating expenses	111,820	—	(47)	—	(99)	—	111,674
Operating income	4,180	(262)	47	—	99	—	4,064
Income (loss) from continuing operations before income taxes and minority interest	(3,626)	(262)	47	—	99	—	(3,742)
Income tax (provision) benefit	1,194	101	(18)	—	(38)	2	1,241
Income (loss) from continuing operations	(2,716)	(161)	29	—	61	2	(2,785)
Net (loss) income	$(2,761)	$(161)	$29	$—	$61	$2	$(2,830)

Basic earnings per share	$(0.11)	$0.00	$0.00	$—	$0.00	$0.00	$(0.11)
Diluted earnings per share	$(0.11)	$0.00	$0.00	$—	$0.00	$0.00	$(0.11)

	Consolidated Statement of Operations
	Three Months Ended March 31, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Three Months Ended March 31, 2006 As restated
Net revenue	$112,509	$(270)	$—	$—	$—	$—	$112,239
Payroll and employee benefits	68,540	—	—	84			68,624
Depreciation and amortization	2,753	—	—	—	(20)	—	2,733
Other operating expenses	31,758	—	19	—		—	31,777
Total operating expenses	103,056	—	19	84	(20)	—	103,139
Operating income	9,453	(270)	(19)	(84)	20	—	9,100
Income (loss) from continuing operations before income taxes and minority interest	1,659	(270)	(19)	(84)	20	—	1,306
Income tax (provision) benefit	(834)	104	7	32	(8)	(26)	(725)
Income (loss) from continuing operations	489	(166)	(12)	(52)	12	(26)	245
Net (loss) income	$(4,147)	$(166)	$(12)	$(52)	$12	$(26)	$(4,391)

Basic earnings per share	$(0.17)	$(0.01)	$0.00	$0.00	$0.00	$0.00	$(0.18)
Diluted earnings per share	$(0.16)	$(0.01)	$0.00	$0.00	$0.00	$0.00	$(0.17)

The effects of the adjustments described above on the Company’s Consolidated Statements of Operations for the nine months ended March 31, 2007 and 2006 are as follows:

	Consolidated Statement of Operations
	Nine Months Ended March 31, 2007 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Nine Months Ended March 31, 2007 As restated
Net revenue	$349,782	$(286)	$—	$—		$—	$349,496
Payroll and employee benefits	218,619	—	—	183	8		218,810
Depreciation and amortization	9,175	—	—	—	(56)	—	9,119
Other operating expenses	94,382	—	(128)	—	(269)	—	93,985
(Gain) loss on sale of assets	82	—	—	—	(82)	—	—
Total operating expenses	322,258	—	(128)	183	(399)	—	321,914
Operating income	27,524	(286)	128	(183)	399	—	27,582
Income (loss) from continuing operations before income taxes and minority interest	4,207	(286)	128	(183)	399	—	4,265
Income tax (provision) benefit	(2,986)	110	(49)	71	(145)	(165)	(3,164)
Income (loss) from continuing operations	(37)	(176)	79	(112)	254	(165)	(157)
Net (loss) income	$287	$(176)	$79	$(112)	$254	$(165)	$167

Basic earnings per share	$0.01	$(0.01)	$0.00	$0.00	$0.01	$0.00	$0.01
Diluted earnings per share	$0.01	$(0.01)	$0.00	$0.00	$0.01	$0.00	$0.01

	Consolidated Statement of Operations
	Nine Months Ended March 31, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Nine Months Ended March 31, 2006 As restated
Net revenue	$337,238	$(459)	$—	$—	$—	$—	$336,779
Payroll and employee benefits	201,291	—	—	264			201,555
Depreciation and amortization	8,281	—	—	—	(59)	—	8,222
Other operating expenses	91,848	—	85	—	(240)	—	91,693
Total operating expenses	300,118	—	85	264	(299)	—	300,168
Operating income	37,120	(459)	(85)	(264)	299	—	36,611
Income (loss) from continuing operations before income taxes and minority interest	14,395	(459)	(85)	(264)	299	—	13,886
Income tax (provision) benefit	(6,750)	177	32	101	(108)	(154)	(6,702)
Income (loss) from continuing operations	6,994	(282)	(53)	(163)	191	(154)	6,533
Net (loss) income	$2,288	$(282)	$(53)	$(163)	$191	$(154)	$1,827

Basic earnings per share	$0.09	$(0.01)	$0.00	$(0.01)	$0.01	$0.00	$0.08
Diluted earnings per share	$0.09	$(0.01)	$0.00	$(0.01)	$0.00	$0.00	$0.07

Previous Restatement

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Also during the same quarter, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet as of June 30, 2006, and its Consolidated Statements of Operations for the three and nine months ended March 31, 2006 are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated in Amendment 1
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred income taxes	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698
Total current assets	118,907	(4,198)	114,709
Long-term portion deferred income taxes	69,657	1,394	71,051
Total assets	$299,192	$(2,804)	296,388
Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ deficit	(93,472)	(2,800)	(96,272)
Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	296,388

	Consolidated Statement of Operations
	Three Months Ended March 31, 2006 After effect of revenue accounting change	Adjustments due to inventory correction	Three Months Ended March 31, 2006 As restated in Amendment 1
Net revenue	$112,509	$—	$112,509
Other operating expenses	31,596	162	31,758
Total operating expenses	102,894	162	103,056
Operating income	9,615	(162)	9,453
Income (loss) from continuing operations before income taxes and minority interest	1,821	(162)	1,659
Income tax (provision) benefit	(891)	57	(834)
Income (loss) from continuing operations	594	(105)	489
Net income	$(4,042)	$(105)	$(4,147)

Basic earnings per share	$(0.17)	—	$(0.17)
Diluted earnings per share	$(0.16)	—	$(0.16)

	Consolidated Statement of Operations
	Nine Months Ended March 31, 2006 After effect of revenue accounting change	Adjustments due to inventory correction	Nine Months Ended March 31, 2006 As restated in Amendment 1
Net revenue	$337,238	$—	$337,238
Other operating expenses	91,823	25	91,848
Total operating expenses	300,093	25	300,118
Operating income	37,145	(25)	37,120
Income (loss) from continuing operations before income taxes and minority interest	14,420	(25)	14,395
Income tax (provision) benefit	(6,759)	9	(6,750)
Income (loss) from continuing operations	7,010	(16)	6,994
Net income	$2,304	$(16)	$2,288

Basic earnings per share	$0.09	—	$0.09
Diluted earnings per share	$0.09	—	$0.09

(2) Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for the Company as of June 30, 2007 while the measurement date provisions are effective for the Company for the fiscal year ended June 30, 2009. As further discussed in Note 12 to our consolidated financial statements, the Company has a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of March 31, 2007, the Company’s defined benefit pension plan was overfunded. Since the benefit obligation will not be measured until June 30, 2007, the Company cannot yet quantify the actual impact the recognition provisions of SFAS 158 will have on its consolidated financial statements and related disclosures. However, since the Company currently measures the funded status of its plan as of the end of its fiscal year, the measurement date provisions of SFAS 158 will have no impact on its consolidated financial statements and related disclosures.

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

(3) Stock Based Compensation

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

(4) Accrued Severance

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

(5) General Liability and Worker’s Compensation Plans

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

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007 and on April 4, 2007 a jury awarded the plaintiff compensatory damages totaling $12.1 million including prejudgment interest totaling $0.5 million. The Company has filed a motion to appeal. The Company is covered under an automobile liability insurance program for the 2003-2004 policy year for individual claims in excess of $500,000 up to an annual limit of $4.0 million. In addition, the Company maintains excess insurance, which provides additional coverage of up to $25.0 million per claim and in the aggregate. The Company has recorded an additional liability of $11.6 million at March 31, 2007 for the difference between the award and the self-insured deductible with an offsetting receivable of $11.6 million representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheet at March 31, 2007.

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

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25% per annum based on contractual periods from one to six months in length at the Company’s option. At March 31, 2007, $85.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.61% per annum, $7.0 million of the outstanding Term Loan B balance was under a LIBOR option three-month contract accruing interest at 7.57% per annum while the remaining $1 million was under a LIBOR option one-month contract accruing interest at 7.57%. At June 30, 2006, $97.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.50% per annum, and the remaining $10.0 million outstanding was under a LIBOR option three-month contract accruing interest at 7.40%.

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

The Company was in compliance with all of its covenants, as amended, under its 2005 Credit Facility at March 31, 2007. Due to the restatement of the financial statements, we did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual

Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of this report with the SEC. See Credit Facility Amendments below and Note 14 to the consolidated financial statements.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that originally reported to reflect the impact of correcting certain accounting practice errors related to income taxes, subscription revenue, operating leases, retirement plan matching contributions and other items discussed in Note 1 to the consolidated financial statements. In addition, certain reclassifications have been made to the March 31, 2007 Condensed Consolidating Balance Sheet and Statement of Cash Flows as presented in the Original Filing to make the presentation comparable to the March 31, 2006 Condensed Consolidating Balance Sheet and Statement of Cash Flows.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/ Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,474	$1,273	$—	$6,747	$—	$6,747
Accounts receivable, net	—	—	—	75,185	7,975	—	83,160	—	83,160
Inventories	—	—	—	8,650	—	—	8,650	—	8,650
Deferred income taxes	—	—	—	11,878	—	—	11,878	—	11,878
Prepaid expenses and other	—	—	—	15,316	—	—	15,316	—	15,316

Total current assets	—	—	—	116,503	9,248	—	125,751	—	125,751

Property and equipment, net	—	—	—	45,893	203	—	46,096	—	46,096
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	69,607	—	—	69,607	—	69,607
Insurance deposits	—	—	—	1,805	—	—	1,805	—	1,805
Other assets	1,757	8,077	—	8,580	525	—	17,182	—	18,939
Due from (to) affiliates (1)	—	121,573	125,000	(118,718)	(2,855)	(125,000)	—	—	—
Due from (to) Parent	(42,486)	42,486	—	—	—	—	42,486	—	—
Rural/Metro LLC investment in subsidiaries	—	53,661	—	—	—	(53,661)	—	—	—
Parent Company investment in Rural/Metro LLC	5,666	—	—	—	—	—	—	(5,666)	—

Total assets	$(35,063)	$225,797	$125,000	$162,032	$7,121	$(178,661)	$341,289	$(5,666)	$300,560

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$12,484	$1,144	$—	$13,628	$—	$13,628
Accrued liabilities	—	2,131	—	49,863	729	—	52,723	—	52,723
Deferred revenue	—	—	—	24,621	—	—	24,621	—	24,621
Current portion of long-term debt	—	—	—	39	—	—	39	—	39

Total current liabilities	—	2,131	—	87,007	1,873	—	91,011	—	91,011

Long-term debt, net of current portion (1)	64,898	218,000	125,000	136	—	(125,000)	218,136	—	283,034
Other long-term liabilities	—	—	—	23,852	—	—	23,852	—	23,852

Total liabilities	64,898	220,131	125,000	110,995	1,873	(125,000)	332,999	—	397,897

Minority interest	—	—	—	—	—	2,624	2,624	—	2,624

Stockholders’ equity (deficit):
Common stock	246	—	—	90	—	(90)	—	—	246
Additional paid-in capital	154,484	—	—	74,770	20	(74,790)	—	—	154,484
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(253,452)	—	—	(23,823)	5,228	18,595	—	—	(253,452)
Member equity	—	5,666	—	—	—	—	5,666	(5,666)	—

Total stockholders’ equity (deficit)	(99,961)	5,666	—	51,037	5,248	(56,285)	5,666	(5,666)	(99,961)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(35,063)	$225,797	$125,000	$162,032	$7,121	$(178,661)	$341,289	$(5,666)	$300,560

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2007 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural/ Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Deferred income taxes	—	—	—	13,610	—	—	13,610	—	13,610
Prepaid expenses and other	—	75	—	3,112	4	—	3,191	—	3,191

Total current assets	—	75	—	110,247	7,916	—	118,238	—	118,238

Property and equipment, net	—	—	—	45,099	204	—	45,303	—	45,303
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	70,374	—	—	70,374	—	70,374
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,441	525	—	21,845	—	23,749
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	30,634	—	—	—	(30,634)	—	—	—
Parent Company investment in LLC	(369)	—	—	—	—	—	—	369	—

Total assets	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,002	$1,227	$—	$14,229	$—	$14,229
Accrued liabilities	—	5,222	—	35,603	454	—	41,279	—	41,279
Deferred revenue	—	—	—	24,444	—	—	24,444	—	24,444
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	73,086	1,681	—	79,989	—	79,989

Long-term debt, net of current portion (1)	59,170	232,000	125,000	167	—	(125,000)	232,167	—	291,337
Other long-term liabilities	—	—	—	26,135	—	—	26,135	—	26,135

Total liabilities	59,170	237,222	125,000	99,388	1,681	(125,000)	338,291	—	397,461

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(253,619)	—	—	(46,291)	4,110	42,181	—	—	(253,619)
Member equity	—	(369)	—	—	—	—	(369)	369	—

Total stockholders’ equity (deficit)	(100,658)	(369)	—	28,569	4,130	(32,699)	(369)	369	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$112,870	$9,940	$(7,072)	$115,738	$—	$115,738

Operating expenses:
Payroll and employee benefits	—	—	—	73,226	23	—	73,249	—	73,249
Depreciation and amortization	—	—	—	3,130	1	—	3,131	—	3,131
Other operating expenses	—	—	—	33,020	9,354	(7,072)	35,302	—	35,302
Gain on sale of assets	—	—	—	(8)	—	—	(8)	—	(8)

Total operating expenses	—	—	—	109,368	9,378	(7,072)	111,674	—	111,674

Operating income	—	—	—	3,502	562	—	4,064	—	4,064
Equity in earnings of subsidiaries	(825)	5,065	—	—	—	(5,065)	—	825	—
Interest expense	(2,005)	(5,890)	—	(64)	—	—	(5,954)	—	(7,959)
Interest income	—	—	—	146	7	—	153	—	153

Loss from continuing operations before income taxes and minority interest	(2,830)	(825)	—	3,584	569	(5,065)	(1,737)	825	(3,742)
Income tax benefit	—	—	—	1,241	—	—	1,241	—	1,241
Minority interest	—	—	—	—	—	(284)	(284)	—	(284)

Loss from continuing operations	(2,830)	(825)	—	4,825	569	(5,349)	(780)	825	(2,785)
Loss from discontinued operations, net of income taxes	—	—	—	(45)	—	—	(45)	—	(45)

Net loss	$(2,830)	$(825)	$—	$4,780	$569	$(5,349)	$(825)	$825	$(2,830)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$108,512	$9,700	$(5,973)	$112,239	$—	$112,239

Operating expenses:
Payroll and employee benefits	7	—	—	68,594	23	—	68,617	—	68,624
Depreciation and amortization	—	—	—	2,732	1	—	2,733	—	2,733
Other operating expenses	—	—	—	28,740	9,010	(5,973)	31,777	—	31,777
Loss on sale of assets	—	—	—	5	—	—	5	—	5

Total operating expenses	7	—	—	100,071	9,034	(5,973)	103,132	—	103,139

Operating income	(7)	—	—	8,441	666	—	9,107	—	9,100
Equity in earnings of subsidiaries	(2,605)	3,476	—	—	—	(3,476)	—	2,605	—
Interest expense	(1,779)	(6,081)	—	(34)	—	—	(6,115)	—	(7,894)
Interest income	—	—	—	94	6	—	100	—	100

Income from continuing operations before income taxes and minority interest	(4,391)	(2,605)	—	8,501	672	(3,476)	3,092	2,605	1,306
Income tax provision	—	—	—	(725)	—	—	(725)	—	(725)
Minority interest	—	—	—	—	—	(336)	(336)	—	(336)

Income from continuing operations	(4,391)	(2,605)	—	7,776	672	(3,812)	2,031	2,605	245
Loss from discontinued operations, net of income taxes	—	—	—	(4,636)	—	—	(4,636)	—	(4,636)

Net loss	$(4,391)	$(2,605)	$—	$3,140	$672	$(3,812)	$(2,605)	$2,605	$(4,391)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$339,123	$30,593	$(20,220)	$349,496	$—	$349,496

Operating expenses:
Payroll and employee benefits	(7)	—	—	218,747	70	—	218,817	—	218,810
Depreciation and amortization	—	—	—	9,117	2	—	9,119	—	9,119
Other operating expenses	—	—	—	86,162	28,043	(20,220)	93,985	—	93,985
Loss (gain) on sale of assets	—	—	—	—	—	—	—	—	—

Total operating expenses	(7)	—	—	314,026	28,115	(20,220)	321,921	—	321,914

Operating income	7	—	—	25,097	2,478	—	27,575	—	27,582
Equity in earnings of subsidiaries	6,035	23,727	—	—	—	(23,727)	—	(6,035)	—
Interest expense	(5,875)	(17,692)	—	(163)	—	—	(17,855)	—	(23,730)
Interest income	—	—	—	374	39	—	413	—	413

Income from continuing operations before income taxes and minority interest	167	6,035	—	25,308	2,517	(23,727)	10,133	(6,035)	4,265
Income tax provision	—	—	—	(3,164)	—	—	(3,164)	—	(3,164)
Minority interest	—	—	—	—	—	(1,258)	(1,258)	—	(1,258)

Loss from continuing operations	167	6,035	—	22,144	2,517	(24,985)	5,711	(6,035)	(157)
Income from discontinued operations, net of income taxes	—	—	—	324	—	—	324	—	324

Net income	$167	$6,035	$—	$22,468	$2,517	$(24,985)	$6,035	$(6,035)	$167

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$325,535	$28,591	$(17,347)	$336,779	$—	$336,779

Operating expenses:
Payroll and employee benefits	23	—	—	201,475	57	—	201,532	—	201,555
Depreciation and amortization	—	—	—	8,219	3	—	8,222	—	8,222
Other operating expenses	—	—	—	81,780	27,260	(17,347)	91,693	—	91,693
Gain on sale of assets	—	—	—	(1,292)	(10)	—	(1,302)	—	(1,302)

Total operating expenses	23	—	—	290,182	27,310	(17,347)	300,145	—	300,168

Operating income	(23)	—	—	35,353	1,281	—	36,634	—	36,611
Equity in earnings of subsidiaries	7,079	24,931	—	—	—	(24,931)	—	(7,079)	—
Interest expense	(5,229)	(17,852)	—	(69)	—	—	(17,921)	—	(23,150)
Interest income	—	—	—	404	21	—	425	—	425

Income from continuing operations before
income taxes and minority interest	1,827	7,079	—	35,688	1,302	(24,931)	19,138	(7,079)	13,886
Income tax provision	—	—	—	(6,702)	—	—	(6,702)	—	(6,702)
Minority interest	—	—	—	—	—	(651)	(651)	—	(651)

Income from continuing operations	1,827	7,079	—	28,986	1,302	(25,582)	11,785	(7,079)	6,533
Loss from discontinued operations, net of income taxes	—	—	—	(4,706)	—	—	(4,706)	—	(4,706)

Net income	$1,827	$7,079	$—	$24,280	$1,302	$(25,582)	$7,079	$(7,079)	$1,827

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Cash flows from operating activities:
Net income	$167	$6,035	$—	$22,468	$2,517	$(24,985)	$6,035	$(6,035)	$167
Adjustments to reconcile net income to cash provided by operating activities -
Depreciation and amortization	—	—	—	9,117	2	—	9,119	—	9,119
Accretion of 12.75% Senior Discount Notes	5,728	—	—	—	—	—	—	—	5,728
Deferred income taxes	(202)	—	—	2,701	—	—	2,701	—	2,499
Insurance adjustments	—	—	—	(3,200)	—	—	(3,200)	—	(3,200)
Amortization of deferred financing costs	147	1,478	—	—	—	—	1,478	—	1,625
Gain on sale of property and equipment	—	—	—	(675)	—	—	(675)	—	(675)
Earnings of minority shareholder	—	—	—	—	—	1,258	1,258	—	1,258
Stock-based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities -
Accounts receivable	—	—	—	1,420	(1,213)	—	207	—	207
Inventories	—	—	—	178	—	—	178	—	178
Prepaid expenses and other	—	75	—	(639)	4	—	(560)	—	(560)
Insurance deposits	—	—	—	1,037	—	—	1,037	—	1,037
Other assets	—	—	—	3,328	—	—	3,328	—	3,328
Accounts payable	—	—	—	430	(83)	—	347	—	347
Accrued liabilities	—	(3,091)	—	3,942	275	—	1,126	—	1,126
Deferred revenue	—	—	—	177	—	—	177	—	177
Other liabilities	—	—	—	41	—	—	41	—	41

Net cash provided by operating activities	5,833	4,497	—	40,325	1,502	(23,727)	22,597	(6,035)	22,395

Cash flows from investing activities:
Sales of short-term investments	—	—	—	21,751	—	—	21,751	—	21,751
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Capital expenditures	—	—	—	(10,780)	—	—	(10,780)	—	(10,780)
Proceeds from the sale of property and equipment	—	—	—	748	—	—	748	—	748

Net cash used in investing activities	—	—	—	(3,831)	—	—	(3,831)	—	(3,831)

Cash flows from financing activities:
Repayment of debt	—	—	—	(14,029)	—	—	(14,029)	—	(14,029)
Distributions to minority shareholders	—	—	—	—	(700)	—	(700)	—	(700)
Distributions to Rural/Metro LLC	—	700	—	—	(700)	—	—	—	—
Issuance of common stock	335	—	—	—	—	—	—	—	335
Cash paid for debt issuance costs	—	(666)	—	—	—	—	(666)	—	(666)
Tax benefit from the exercise of stock options	202	—	—	—	—	—	—	—	202
Due to/from affiliates	(6,370)	(4,531)	—	(18,882)	21	23,727	335	6,035	—

Net cash used in financing activities	(5,833)	(4,497)	—	(32,911)	(1,379)	23,727	(15,060)	6,035	(14,858)

Increase in cash and cash equivalents	—	—	—	3,583	123	—	3,706	—	3,706
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,474	$1,273	$—	$6,747	$—	$6,747

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(unaudited)

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/ Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Cash flows from operating activities:
Net income	$1,827	$7,079	$—	$24,280	$1,302	$(25,582)	$7,079	$(7,079)	$1,827
Adjustments to reconcile net income to cash provided by operating activities -
Depreciation and amortization	—	—	—	8,445	3	—	8,448	—	8,448
Accretion of 12.75% Senior Discount Notes	5,077	—	—	—	—	—	—	—	5,077
Deferred income taxes	(810)	—	—	3,272	—	—	3,272	—	2,462
Insurance adjustments	—	—	—	(2,387)	—	—	(2,387)	—	(2,387)
Amortization of deferred financing costs	152	1,640	—	—	—	—	1,640	—	1,792
Gain on sale of property and equipment	—	—	—	(1,302)	—	—	(1,302)	—	(1,302)
Goodwill impairment in discontinued operations	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	651	651	—	651
Stock-based compensation expense	23	—	—	—	—	—	—	—	23
Changes in assets and liabilities -
Accounts receivable	—	—	—	(10,693)	60	—	(10,633)	—	(10,633)
Inventories	—	—	—	(133)	—	—	(133)	—	(133)
Prepaid expenses and other	—	67	—	4,088	2	—	4,157	—	4,157
Insurance deposits	—	—	—	3,303	—	—	3,303	—	3,303
Other assets	—	—	—	1,847	—	—	1,847	—	1,847
Accounts payable	—	—	—	(792)	(491)	—	(1,283)	—	(1,283)
Accrued liabilities	—	(2,854)	—	327	194	—	(2,333)	—	(2,333)
Deferred revenue	—	—	—	1,406	—	—	1,406	—	1,406
Other liabilities	—	—	—	1,493	—	—	1,493	—	1,493

Net cash provided by operating activities	6,269	5,932	—	34,136	1,070	(24,931)	16,207	(7,079)	15,397

Cash flows from investing activities:
Sales of short-term investments	—	—	—	42,700	—	—	42,700	—	42,700
Purchases of short-term investments	—	—	—	(42,700)	—	—	(42,700)	—	(42,700)
Capital expenditures	—	—	—	(12,666)	(205)	—	(12,871)	—	(12,871)
Proceeds from the sale of property and equipment	—	—	—	1,559	—	—	1,559	—	1,559

Net cash used in investing activities	—	—	—	(11,107)	(205)	—	(11,312)	—	(11,312)

Cash flows from financing activities:
Repayment of debt	—	—	—	(17,141)	—	—	(17,141)	—	(17,141)
Distributions to minority shareholders	—	—	—	—	(155)	—	(155)	—	(155)
Distributions to Rural/Metro LLC	—	155	—	—	(155)	—	—	—	—
Issuance of common stock	632	—	—	—	—	—	—	—	632
Tax benefit from the exercise of stock options	810	—	—	—	—	—	—	—	810
Due to/from affiliates	(7,711)	(6,087)	—	(18,267)	55	24,931	632	7,079	—

Net cash used in financing activities	(6,269)	(5,932)	—	(35,408)	(255)	24,931	(16,664)	7,079	(15,854)

Increase (decrease) in cash and cash equivalents	—	—	—	(12,379)	610	—	(11,769)	—	(11,769)
Cash and cash equivalents, beginning of period	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of period	$—	$—	$—	$4,652	$1,267	$—	$5,919	$—	$5,919

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(7) Income Taxes

The following table shows the components of the income tax benefit (provision) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Current income tax provision	$(133)	$(339)	$(608)	$(796)
Deferred income tax benefit (provision)	1,420	2,267	(2,701)	(3,272)

Total income tax benefit (provision)	$1,287	$1,928	$(3,309)	$(4,068)

Continuing operations benefit (provision)	$1,241	$(725)	$(3,164)	$(6,702)
Discontinued operations benefit (provision)	46	2,653	(145)	2,634

Total income tax benefit (provision)	$1,287	$1,928	$(3,309)	$(4,068)

The effective tax rate for the three and nine months ended March 31, 2007 for continuing operations was 33.2% and 74.2%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes that is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company made cash payments for income taxes of $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2007, primarily consisting of federal alternative minimum taxes and state income taxes.

The effective tax rate for the three and nine months ended March 31, 2006 for continuing operations was 55.5% and 48.3%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes that is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company made income tax payments of $0.2 million and $0.6 million for the three and nine months ended March 31, 2006, respectively.

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

(9) Earnings per Share

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

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Income (loss) from continuing operations	$(2,785)	$245	$(157)	$6,533

Average number of shares outstanding - Basic	24,632	24,407	24,574	24,323
Add: Incremental shares for dilutive effect of stock options	—	883	—	960

Average number of shares outstanding - Diluted	24,632	25,290	24,574	25,283

Income (loss) from continuing operations per share - Basic	$(0.11)	$0.01	$0.00	$0.27

Income (loss) from continuing operations per share - Diluted	$(0.11)	$0.01	$0.00	$0.26

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

(10) Segment Reporting

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

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire)

West	California (ambulance), Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides ambulance and related services while the Company’s fire and other services are predominantly in the South and Southwest Segments. During the 2007 fiscal third quarter, the Company determined that certain characteristics of its Utah operations were more similar to the characteristics of operations residing in the Company’s West segment. As a result, the Company’s results of operations pertaining to Utah were reclassified from the Southwest segment to the West segment. Accordingly, the Company reorganized its operating segments and Utah, formerly included in the Southwest segment, is now included in the West segment. As a result of this change, fiscal 2006 has been reclassified to conform with the 2007 segment designations.

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

The following table summarizes segment information (in thousands):

	Mid-Atlantic (As restated)	South (As restated)	Southwest (As restated)		West (As restated)	Total (As restated)
Three months ended March 31, 2007
Net revenues from external customers:
Medical transportation	$24,438	$17,961	$32,290		$22,829	$97,518
Fire and other (1)	912	5,886	11,496		(74)	18,220

Total net revenue	$25,350	$23,847	$43,786		$22,755	$115,738

Segment profit from continuing operations	$2,579	$1,637	$3,352		$(373)	$7,195

Three months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$23,004	$15,464	$33,969		$23,537	$95,974
Fire and other (1)	1,035	5,213	9,752		265	16,265

Total net revenue	$24,039	$20,677	$43,721		$23,802	$112,239

Segment profit from continuing operations	$2,943	$1,335	$5,269		$2,286	$11,833

Nine months ended March 31, 2007
Net revenues from continuing operations:
Medical transportation	$72,935	$51,367	$96,318		$74,272	$294,892
Fire and other (1)	2,774	17,425	33,978		427	54,604

Total net revenue	$75,709	$68,792	$130,296		$74,699	$349,496

Segment profit from continuing operations	$12,471	$6,337	$12,088		$5,805	$36,701

Nine months ended March 31, 2006
Net revenues from continuing operations:
Medical transportation	$70,520	$48,556	$99,510		$69,158	$287,744
Fire and other (1)	2,739	15,887	30,068		341	49,035

Total net revenue	$73,259	$64,443	$129,578		$69,499	$336,779

Segment profit from continuing operations	$11,238	$7,182	$19,759	(2)	$6,654	$44,833

(1)	Other revenue consists of revenue generated from fire protection services; including master fire and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

(2)	Southwest profit for the nine months ended March 31, 2006 includes a $1.3 million gain on the sale of real estate located in Arizona.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Segment profit	$7,195	$11,833	$36,701	$44,833
Depreciation and amortization	(3,131)	(2,733)	(9,119)	(8,222)
Interest expense	(7,959)	(7,894)	(23,730)	(23,150)
Interest income	153	100	413	425

Income (loss) from continuing operations before income taxes and minority interest	$(3,742)	$1,306	$4,265	$13,886

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for purposes of assessing segment performance. The following table summarizes segment asset information (in thousands):

	March 31, 2007	June 30, 2006
Mid-Atlantic	$14,611	$14,724
South	14,647	17,385
Southwest	27,702	29,377
West	26,200	21,881

Total segment assets	$83,160	$83,367

The following table represents a reconciliation of segment assets to total assets (in thousands):

	March 31, 2007 (As restated)	June 30, 2006 (As restated)
Segment assets	$83,160	$83,367
Cash and cash equivalents	6,747	3,041
Short-term investments	—	6,201
Inventories	8,650	8,828
Prepaid expenses and other	15,316	3,191
Goodwill	38,362	38,362
Deferred income taxes	81,485	83,984
Property and equipment, net	46,096	45,303
Insurance deposits	1,805	2,842
Other assets	18,939	23,749

Total assets	$300,560	$298,868

(11) Discontinued Operations

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

Loss from discontinued operations for the three months ended March 31, 2007 is presented net of income tax benefit of $46,000 and income from discontinued operations for the nine months ended March 31, 2007 is presented net of income tax expense of $0.1 million. Loss from discontinued operations for the three and nine months ended March 31, 2006 is presented net of income tax benefit of $2.7 million and $2.6 million, respectively. Income from discontinued operations for the nine months ended March 31, 2007 for the Company’s South region is net of a pre-tax gain of $0.7 million due to the sale of a business license held by one of the Company’s subsidiaries. Loss from discontinued operations for the nine months ended March 31, 2006 for the Company’s West region includes a charge of $2.5 million incurred for settlement with the U.S. government regarding the alleged violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Refer to Note 13: “Commitments and Contingencies” for additional information regarding the status of this matter.

(12) Defined Benefit Plan

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

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q/A include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever we refer to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions are intended to identify such forward-looking statements. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, uncompensated care working capital, accounts receivable collection, liquidity, cash flow, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements.

Forward looking statements can be found throughout this Quarterly Report on Form 10-Q/A, including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated to reflect the restatement of our financial statements for the quarter ended March 31, 2007 and the Explanatory Note at the beginning of this Form 10-Q/A. As such, these forward looking statements are susceptible to the updated risk factors set forth in full in item 1A of Part I of the Company’s Annual Report on Form 10-K, filed today with the Commission.

Any or all forward-looking statements made in this Form 10Q/A (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Quarterly Report on Form 10-Q/A.

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

Restatement – Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it was restating previously reported financial statements to correct accounting errors and that such financial statements could no longer be relied upon. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate when combined with errors described below.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of these errors resulted in an increase in net income of $2,000 and a decrease in net income of $26,000 for the three months ended March 31, 2007 and 2006, respectively and a decrease in net income of $165,000 and $154,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $781,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in a decrease in net income of $161,000 and $166,000 for the three months ended March 31, 2007 and 2006, respectively, and a decrease in net income of $176,000 and $282,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $1,909,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in an increase in net income of $29,000 and a decrease in net income of $12,000 for the three months ended March 31, 2007 and 2006, respectively, and an increase in net income of $79,000 and a decrease in net income of $53,000 for the nine months ended March 31, 2007 and 2006, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2007 was $639,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $52,000 for the three months ended March 31, 2006 and a decrease in net income of $112,000 and $163,000 for the nine months ended March 31, 2007 and 2006, respectively. The error had no impact on net income for the three months ended March 31, 2007. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $302,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors of the other items resulted in an increase in net income of $61,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, and an increase in net income of $254,000 and $191,000 for the nine months ended March 31, 2006 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2007 was $755,000, which is reflected as an increase in the accumulated deficit at July 1, 2006. There was no material effect on cash flows from operating, investing or financing activities for the nine months ended March 31, 2007 and 2006 as a result of these adjustments.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. In addition, the Company also improperly excluded the impact of the capital expenditures from cash used in investing activities within its Consolidated Statement of Cash Flows for the nine months ended March 31, 2007. The adjustment to the Company’s Consolidated Statement of Cash Flows resulted in a $1.0 million increase in net cash provided by operating activities and a $1.0 million increase in net cash used in investing activities for the nine months ended March 31, 2007. There was no effect on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006, as a result of this adjustment.

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

Operating Statistics

In evaluating our business, we monitor a number of key operating and financial statistics, including Net Medical Transport APC, average Days Sales Outstanding (“DSO”, see further discussion in “Results of Operations” and “Liquidity and Capital Resources”), Earnings (net income) Before Interest, Taxes, Depreciation and Amortization, including impairment changes (“EBITDA”), EBITDA adjusted for stock-based compensation, (gains) losses on sale of assets, and other unusual or non-recurring transactional events (“adjusted EBITDA”), 911 and non-emergency medical transport volume (see further discussion in “Results of Operations”), wheelchair transport volume (see further discussion in “Results of Operations”) and fire subscriptions (see further discussion in “Results of Operations), among others.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Net Medical Transport APC (1)	$326	$341	$336	$343
DSO (2)	67	60	67	60
EBITDA (3)	$6,820	$5,224	$35,912	$38,050
Adjusted EBITDA (3)	$6,979	$5,236	$36,577	$37,271
Medical Transports (4)	278,494	263,157	815,688	783,142
Wheelchair Transports (5)	21,180	21,728	64,459	59,633
Fire Subscriptions (6)	118,867	117,243	118,867	117,243

(1)	Net Medical Transport APC is defined as gross medical transport revenue less provisions for contractual discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by emergency and non-emergency transports from continuing operations.

(2)	DSO is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	See discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources — EBITDA and Adjusted EBITDA”.

(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.

(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

(6)	Fire subscriptions are exclusive to our South and Southwest Segments.

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

The majority, 57.0%, of our uncompensated care write-off’s are generated from uninsured patients. The balance of our uncompensated care write-offs are derived from; (1) non-covered services (20.0%); (2) non-medically necessary transports (15.0%), and; (3) unpaid balances due for co-pay and deductible amounts from Medicare and commercial insurance beneficiaries (8.0%). These components are described in detail below;

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first nine months of fiscal 2007 to 12.1% as compared to 11.0% in the first nine months of fiscal 2006. We believe this increase is aligned with overall U.S. healthcare insurance trends.

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

SFAS 158

In September 2006, the FASB issued SFAS No. 158 , “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This standard requires balance sheet recognition of the funded status for all pension and postretirement benefit plans in the year in which the changes occur through accumulated other comprehensive income. Additionally, this standard requires the measurement of the funded status of a plan as of the end of the employer’s fiscal year. The balance sheet recognition provisions of SFAS 158 are effective for us as of June 30, 2007, while the measurement date provisions are effective for the fiscal year ended June 30, 2009. As further discussed in Note 12, we have a defined benefit pension plan that will be subject to the provisions of SFAS 158. As of March 31, 2007, our defined benefit pension plan was overfunded. Since the benefit obligation will not be measured until June 30, 2007, we cannot yet quantify the actual impact the recognition provisions of SFAS 158 will have on our consolidated financial statements and related disclosures. However, since we currently measure the funded status of our plan as of the end of our fiscal year, the measurement date provisions of SFAS 158 will have no impact on our consolidated financial statements and related disclosures.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2007 and 2006

(in thousands, except per share amounts)

	2007 (As restated)	% of Net Revenue	2006 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$115,738	100.0%	$112,239	100.0%	$3,499	3.1%

Operating expenses:
Payroll and employee benefits	73,249	63.3%	68,624	61.1%	4,625	6.7%
Depreciation and amortization	3,131	2.7%	2,733	2.4%	398	14.6%
Other operating expenses	35,302	30.5%	31,777	28.3%	3,525	11.1%
Loss on sale of assets	(8)	(0.0%)	5	0.0%	(13)	(260.0%)

Total operating expenses	111,674	96.5%	103,139	91.9%	8,535	8.3%

Operating income	4,064	3.5%	9,100	8.1%	(5,036)	(55.3%)
Interest expense	(7,959)	(6.9%)	(7,894)	(7.0%)	(65)	(0.8%)
Interest income	153	0.1%	100	0.1%	53	53.0%

Income from continuing operations before income taxes and minority interest	(3,742)	(3.2%)	1,306	1.2%	(5,048)	#
Income tax (benefit) provision	1,241	1.1%	(725)	(0.6%)	1,966	#
Minority interest	(284)	(0.2%)	(336)	(0.3%)	52	15.5%

Income (loss) from continuing operations	(2,785)	(2.4%)	245	0.2%	(3,030)	#
Income (loss) from discontinued operations, net of income taxes	(45)	(0.0%)	(4,636)	(4.1%)	4,591	99.0%

Net loss	$(2,830)	(2.4%)	$(4,391)	(3.9%)	$1,561	35.5%

Income per share:
Basic -
Income (loss) from continuing operations	$(0.11)		$0.01		$(0.12)
Income (loss) from discontinued operations	0.00		(0.19)		0.19

Net loss	$(0.11)		$(0.18)		$0.07

Diluted-
Income (loss) from continuing operations	$(0.11)		$0.01		$(0.12)
Income (loss) from discontinued operations	0.00		(0.18)		0.18

Net loss	$(0.11)		$(0.17)		$0.06

Average number of common shares outstanding - Basic	24,632		24,407		225

Average number of common shares outstanding - Diluted	24,632		25,290		(658)

# - Variances over 100% not displayed.

Net revenue growth of $3.5 million, or 3.1%, resulted from a $1.5 million, or 1.6%, increase in net medical transportation and related services revenue and a $2.0 million, or 12.0%, increase in fire and other services revenue.

Operating expenses were $8.5 million higher for the three months ended March 31, 2007 compared to the prior period primarily due to a $4.6 million increase in payroll and employee benefits and a $3.5 million increase in other operating expenses. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Medical transportation and related services	$97,518	$95,974	$1,544	1.6%
Fire and other services	18,220	16,265	1,955	12.0%

Total net revenue	$115,738	$112,239	$3,499	3.1%

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

# - Variances over 100% not displayed

Medical transportation volume increased 5.8% from 263,157 transports for the three months ended March 31, 2006 to 278,494 for the three months ended March 31, 2007. This increase was a result of same service area transport growth of 10,050 transports and new contract transport growth of 5,287, which is due to our new contracts in Missouri, Utah and Washington.

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

Total transport volume increased by 14,789 transports, or 5.2%. The wheelchair services provided to our non-emergency medical transportation customers. The decrease in wheelchair volume reflects our efforts to call screen seeking insurance documentation prior to scheduling the transport.

Net Medical Transport APC for the three months ended March 31, 2007 was $326 compared to $341 for the three months ended March 31, 2006. The 4.4% decrease reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency medical services sector, changes in the number of basic life support versus advance life support transports provided and an increase in uncompensated care. The emergency transport sector experiences a higher level of uncompensated care, which has been compounded by recent increases in uncompensated care due to co-pays, deductibles, medical necessity, and non-covered services. Additionally, national trends toward higher levels of uninsured patients have affected our results. Combined, these influences have driven Net Medical Transport APC down year-to-date.

Both contractual discounts and uncompensated care are reflected as a reduction of gross medical transportation revenue. A reconciliation of gross medical transportation services revenue to net medical transportation services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2007	% of Gross Revenue	2006	% of Gross Revenue	$ Change	% Change
Gross Revenue	$205,988	100.0%	$186,520	100.0%	$19,468	10.4%
Contractual Discounts	(77,149)	(37.5%)	(64,911)	(34.8%)	(12,238)	(18.9%)
Uncompensated care	(31,321)	(15.2%)	(25,635)	(13.7%)	(5,686)	(22.2%)

Net Medical Transportation Revenue	$97,518	47.3%	$95,974	51.5%	$1,544	1.6%

Fire and Other Services

The increase in fire and other services revenue is primarily due to an increase in master fire fees of $1.2 million or 32%. In addition, fire subscription revenue grew $0.8 million, or 7.0%, of which $0.6 million, or 75.0%, was related to higher subscription rates and $0.2 million, or 25.0%, was related to an increase in the number of subscribers.

Operating Expenses

Payroll and Employee Benefits

The $4.6 million increase in payroll and employee benefits expense included $0.6 million increase in employee health insurance expense due to higher claims paid under our self-insured program, $0.8 million in payroll and employee benefit costs due to an increase in headcount as a result of hiring paramedics in our San Diego operation that were historically independent contractors and thus reflected in other operating expenses, competitive wage increases within specific markets to counter paramedic shortages and the balance due to increased transport volume. These increases were offset by a $1.4 million decrease in the management incentive plan accrual as a result of the Company not meeting certain year-to-date internal benchmarks.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during 2006 fiscal fourth quarter.

Other Operating Expenses

The $3.5 million increase in other operating expenses was primarily due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001, a $0.5 million increase in professional fees associated with our external auditors and Sarbanes-Oxley 404 compliance resulting from a timing difference for fees expensed earlier in fiscal 2007 and a $0.2 million increase in professional fees related to the Company’s recent change in revenue recognition and inventory restatement. The remainder was attributable to increases in operating supplies expense, and fuel expense as a result of the higher volume of transports.

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

During the three months ended March 31, 2007, we recorded a $1.2 million income tax benefit related to continuing operations, including a deferred income tax benefit of $1.4 million, resulting in an effective tax rate of 33.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. This rate also includes certain adjustments to prior year tax provisions. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

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

During the three months ended March 31, 2006, we recorded a $0.7 million income tax provision related to continuing operations, including a deferred income tax provision of $0.4 million, resulting in an effective tax rate of 55.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance, fire), New Mexico, Oregon (fire)

West	California (ambulance), Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides ambulance and related services while our fire and other services are predominantly in the South and Southwest Segments.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Three Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$24,438	$23,004	$1,434	6.2%
Other services	912	1,035	(123)	(11.9%)

Total net revenue	$25,350	$24,039	$1,311	5.5%

Segment profit	$2,579	$2,943	$(364)	(12.4%)

Segment profit margin	10.2%	12.2%

Medical transports	71,514	71,466	48	0.1%

Wheelchair transports	5,655	5,963	(308)	(5.2%)

Net Medical Transport APC	$319	$299	$20	6.7%

DSO	54	58	(4)	(6.9%)

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

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$17,961	$15,464	$2,497	16.1%
Fire and other services	5,886	5,213	673	12.9%

Total net revenue	$23,847	$20,677	$3,170	15.3%

Segment profit	$1,637	$1,335	$302	22.6%

Segment profit margin	6.9%	6.5%

Medical transports	64,841	58,449	6,392	10.9%

Wheelchair transports	4,584	3,324	1,260	37.9%

Net Medical Transport APC	$259	$248	$11	4.4%

Fire subscriptions at period end	34,325	34,870	(545)	(1.6%)

DSO	65	71	(6)	(8.5%)

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

Payroll-related expense increased $1.5 million in the three months ended March 31, 2007. This increase is primarily attributable to wage increases and sign-on bonuses used to attract and retain talent, an increase in overtime due to staffing shortages throughout the Segment, offset by reduced health insurance costs within specific markets and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $1.0 million for the three months ended March 31, 2007. The increase is due to operating supplies expenses, fuel costs and vehicle-related maintenance expenses associated with higher transport volume.

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

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$32,290	$33,969	$(1,679)	(4.9%)
Fire and other services	11,496	9,752	1,744	17.9%

Total net revenue	$43,786	$43,721	$65	0.1%

Segment profit	$3,352	$5,269	$(1,917)	(36.4%)

Segment profit margin	7.7%	12.1%

Medical transports	68,828	67,005	1,823	2.7%

Wheelchair transports	3,354	4,287	(933)	(21.8%)

Net Medical Transport APC	$458	$496	$(38)	(7.7%)

Fire subscriptions at period end	84,542	82,373	2,169	2.6%

DSO	63	47	16	34.0%

The $1.7 million decrease in medical transportation and related services revenue was driven by a $0.9 million increase related to medical transport volume offset by a $2.6 million decrease in Net Medical Transport APC. The increase in fire and other services revenue is primarily due to a 2.6% growth in the number of fire subscriptions and higher fire subscription rates.

Payroll-related expenses were $27.1 million in the 2007 fiscal third quarter, up $2.2 million or 8.8% from $24.9 million in the 2006 fiscal third quarter. The increase is primarily due to a wage increase in the Arizona market to counter paramedic shortages and to retain existing workforce, increased headcount, increased health insurance expense and increased defined benefit pension plan cost for certain union employees. Other operating expenses decreased $0.9 million for the three months ended March 31, 2007 compared to prior year. The decrease in other operating expenses was due to the institution of a standard scheduled maintenance program for fire apparatus, the completion of legacy leases and the elimination of various professional fees associated with the prior years franchise protection efforts.

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

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except wheelchair transports, alternative transports, Net Medical Transport APC and DSO):

	Three Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$22,829	$23,537	$(708)	(3.0%)
Other services	(74)	265	(339)	#

Total net revenue	$22,755	$23,802	$(1,047)	(4.4%)

Segment profit	$(373)	$2,286	$(2,659)	#

Segment profit margin	(1.6%)	9.6%

Medical transports	73,311	66,237	7,074	10.7%

Wheelchair transports	7,587	8,154	(567)	(7.0%)

Net Medical Transport APC	$268	$312	$(44)	(14.1%)

DSO	90	77	13	16.9%

# - Variances over 100% not displayed

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

Nine months ended March 31, 2007 Compared to Nine months ended March 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended March 31, 2007 and 2006

(in thousands)

	2007 (As restated)	% of Net Revenue	2006 (As restated)	% of Net Revenue	$ Change	% Change
Net revenue	$349,496	100.0%	$336,779	100.0%	$12,717	3.8%

Operating expenses:
Payroll and employee benefits	218,810	62.6%	201,555	59.8%	17,255	8.6%
Depreciation and amortization	9,119	2.6%	8,222	2.4%	897	10.9%
Other operating expenses	93,985	26.9%	91,693	27.2%	2,292	2.5%
(Gain) loss on sale of assets	—	0.0%	(1,302)	(0.4%)	1,302	#

Total operating expenses	321,914	92.1%	300,168	89.1%	21,746	7.2%

Operating income	27,582	7.9%	36,611	10.9%	(9,029)	(24.7%)
Interest expense	(23,730)	(6.8%)	(23,150)	(6.9%)	(580)	(2.5%)
Interest income	413	0.1%	425	0.1%	(12)	(2.8%)

Income (loss) from continuing operations before income taxes and minority interest	4,265	1.2%	13,886	4.1%	(9,621)	(69.3%)
Income tax (benefit) provision	(3,164)	(0.9%)	(6,702)	(2.0%)	3,538	52.8%
Minority interest	(1,258)	(0.4%)	(651)	(0.2%)	(607)	(93.2%)

Income from continuing operations	(157)	(0.0%)	6,533	1.9%	(6,690)	#
Income (loss) from discontinued operations, net of income taxes	324	0.1%	(4,706)	(1.4%)	5,030	#

Net income	$167	0.0%	$1,827	0.5%	$(1,660)	(90.9%)

Income (loss) per share:
Basic -
Income from continuing operations	$0.00		$0.27		$(0.27)
Income (loss) from discontinued operations	0.01		(0.19)		0.20

Net income	$0.01		$0.08		$(0.07)

Diluted -
Income from continuing operations	$0.00		$0.26		$(0.26)
Income (loss) from discontinued operations	0.01		(0.19)		0.20

Net income	$0.01		$0.07		$(0.06)

Average number of common shares outstanding - Basic	24,574		24,323		251

Average number of common shares outstanding - Diluted	24,574		25,283		(709)

# - Variances over 100% not displayed.

Net revenue growth of $12.7 million, or 3.8%, consisted of a $7.1 million, or 2.5%, increase in net medical transportation and related services revenue and a $5.6 million, or 11.4%, increase in fire and other services revenue.

Operating expenses were $21.7 million higher for the nine months ended March 31, 2007 compared to the prior period primarily due to a $17.3 million increase in payroll and employee benefits, a $2.3 million increase in other operating expenses and a $1.3 million net gain on sale of assets not recurring in this fiscal year. These fluctuations are described in further detail below.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Medical transportation and related services	$294,892	$287,744	$7,148	2.5%
Fire and other services	54,604	49,035	5,569	11.4%

Total net revenue	$349,496	$336,779	$12,717	3.8%

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

# - Variances over 100% not displayed

Medical transportation volume increased 4.2% from 783,142 transports for the nine-month period ended March 31, 2006 to 815,688 transports for the nine-month period ended March 31, 2007. This increase resulted from same service area transport growth of 17,166 transports and 15,380 transports from our new contracts in Florida, Utah, Washington and Missouri.

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

Total transport volume increased by 37,372 transports, or 4.4%. Medical transport growth accounted for 87.1% of total transport growth, and an increase in wheelchair transports accounted for 12.9% of total transport growth. The increase in wheelchair volume reflects transports previously outsourced.

Net Medical Transport APC for the nine months ended March 31, 2007 was $336 compared to $343 for the nine months ended March 31, 2006. The 2.0% decrease reflects four drivers; increased transport rates offset by a concentration of transport growth year-to-date within the emergency medical services sector, changes in the number of basic life support versus advance life support transports provided and an increase in uncompensated care. The emergency transport sector experiences a higher level of uncompensated care, which has been compounded by recent increases in uncompensated care due to co-pays, deductibles, medical necessity, and non-covered services. Additionally, national trends toward higher levels of uninsured patients have affected our results. Combined these influences have driven Net Medical Transport APC down year-to-date.

Both contractual discounts and uncompensated care are reflected as a reduction of gross medical transportation revenue. A reconciliation to gross medical transportation services revenue to net medical transportation services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2007	% of Gross Revenue	2006	% of Gross Revenue	$ Change	% Change
Gross Revenue	$592,566	100.0%	$544,573	100.0%	$47,993	8.8%
Contractual Discounts	(211,297)	(35.7%)	(184,981)	(34.0%)	(26,316)	(14.2%)
Uncompensated care	(86,377)	(14.6%)	(71,848)	(13.2%)	(14,529)	(20.2%)

Net Medical Transportation Revenue	$294,892	49.7%	$287,744	52.8%	$7,148	2.5%

Fire and Other Services

The increase in fire and other services revenue is primarily due to fire subscription revenue growth totaling $3.6 million, or 11.6%, of which $3.2 million, or 88.9%, was related to higher subscription rates and $0.4 million, or 11.1%, was related to an increase in the number of subscribers. Additionally, master fire fees increased $2.0 million due to increases in various master fire contract rates and other revenue decreased $0.1 million primarily due to hurricane relief revenue recognized in the prior year.

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

Depreciation and Amortization

The increase in depreciation and amortization of $0.9 million or 11% in the 2007 versus 2006 nine-month period is primarily due to higher depreciation expense as a result of increased capital expenditures during the 2006 fiscal fourth quarter.

Other Operating Expenses

The $2.3 million increase in other operating expenses was primarily due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001, and a $1.1 million increase in operating supplies and other vehicle expenses as a result of the higher volume of transports.

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

During the nine months ended March 31, 2007, we recorded a $3.2 million income tax provision related to continuing operations, including a deferred income tax provision of $2.6 million, resulting in an effective tax rate of 74.2%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. This rate also includes certain adjustments to prior year tax provisions, which increased our effective tax rate by 3.5%. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the nine months ended March 31, 2007 differs from the effective tax rate for the year ended June 30, 2006 primarily as a result of lower pretax income for the nine months ended March 31, 2007, which increases the tax rate effect of the permanent differences described above.

We also recorded $0.1 million in income tax provision related to discontinued operations during the nine months ended March 31, 2007. The Company made income tax payments of $0.4 million for the nine months ended March 31, 2007.

During the nine months ended March 31, 2006, we recorded a $6.7 million income tax provision related to continuing operations, including a deferred income tax provision of $5.7 million, resulting in an effective tax rate of 48.3%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions.

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

Nine months ended March 31, 2007 Compared to Nine months ended March 31, 2006 — Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire)

West	California (ambulance), Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides ambulance and related services while our fire and other services are predominantly in the South and Southwest Segments.

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$72,935	$70,520	$2,415	3.4%
Other services	2,774	2,739	35	1.3%

Total net revenue	$75,709	$73,259	$2,450	3.3%

Segment profit	$12,471	$11,238	$1,233	11.0%

Segment profit margin	16.5%	15.3%

Medical transports	216,862	216,463	399	0.2%

Wheelchair transports	17,928	16,019	1,909	11.9%

Net Medical Transport APC	$312	$302	$10	3.3%

DSO	54	58	(4)	(6.9%)

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

Payroll-related expense decreased $1.0 million for the nine months ended March 31, 2007 compared to the prior year. This decrease is primarily attributable to full deployment of the proprietary scheduling system that assists in managing overtime costs, reduced health insurance costs within specific markets, and reduced workers compensation expense as a result of better claims management. Other operating expenses increased $1.2 million due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001.

The increase in Net Medical Transport APC was primarily a result of increased transport rates and a decrease in uncompensated care write-offs.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$51,367	$48,556	$2,811	5.8%
Fire and other services	17,425	15,887	1,538	9.7%

Total net revenue	$68,792	$64,443	$4,349	6.7%

Segment profit	$6,337	$7,182	$(845)	(11.8%)

Segment profit margin	9.2%	11.1%

Medical transports	186,024	175,511	10,513	6.0%

Wheelchair transports	12,855	9,761	3,094	31.7%

Net Medical Transport APC	$256	$258	$(2)	(0.8%)

Fire subscriptions at period end	34,325	34,870	(545)	(1.6%)

DSO	65	71	(6)	(8.5%)

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

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$96,318	$99,510	$(3,192)	(3.2%)
Fire and other services	33,978	30,068	3,910	13.0%

Total net revenue	$130,296	$129,578	$718	0.6%

Segment profit	$12,088	$19,759	$(7,671)	(38.8%)

Segment profit margin	9.3%	15.2%

Medical transports	195,152	194,999	153	0.1%

Wheelchair transports	10,095	11,361	(1,266)	(11.1%)

Net Medical Transport APC	$482	$499	$(17)	(3.4%)

Fire subscriptions at period end	84,542	82,373	2,169	2.6%

DSO	63	47	16	34.0%

The $3.2 million decrease in medical transportation and related services revenue was driven by a $0.1 million increase related to medical transport volume offset by a $3.3 million decrease in Net Medical Transport APC. The increase in fire and other services revenue is due to 2.6% growth in the number of fire subscriptions and higher fire subscription rates.

Payroll-related expense increased $7.7 million for the nine months ended March 31, 2007 compared to the prior year. This increase is primarily due to a wage increase in the Arizona market to counter paramedic shortages and retain existing workforce, increased headcount, increased health insurance expense and increased defined benefit plan costs for certain union employees. Other operating expenses decreased $2.4 million for the nine months ended March 31, 2007 compared to the prior year. This decrease is primarily due to the institution of a standard scheduled maintenance program for fire apparatus, the completion of legacy ambulance leases, and the elimination of various professional fees associated with the prior years franchise protection efforts. Additionally, in the prior year the Southwest Segment benefited from a one-time pre-tax gain on the sale of real estate.

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

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	$ Change	% Change
Net revenue
Medical transportation and related services	$74,272	$69,158	$5,114	7.4%
Other services	427	341	86	25.2%

Total net revenue	$74,699	$69,499	$5,200	7.5%

Segment profit	$5,805	$6,654	$(849)	(12.8%)

Segment profit margin	7.8%	9.6%

Medical transports	217,650	196,169	21,481	11.0%

Wheelchair transports	23,581	22,492	1,089	4.8%

Net Medical Transport APC	$297	$309	$(12)	(3.9%)

DSO	90	77	13	16.9%

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

We retain certain levels of exposure with respect to our general liability and workers’ compensation programs and purchase coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, we establish reserves for claims, both reported and an estimate of incurred but not reported claims, on a gross basis using currently available information as well as our historical claims experience. We also recognize a receivable from our insurers for amounts expected to be recovered in excess of our retention. We periodically evaluate the financial capacity of our insurers to assess the recoverability of the related receivables.

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

Deferred Tax Assets and Liabilities

We are subject to federal income taxes and state income taxes in those jurisdictions in which we operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal income tax and state income tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

As a matter of law, we are subject to examination by federal and state taxing authorities. We have estimated and provided for income taxes in accordance with settlements reached with the Internal Revenue Service in prior audits. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal and state tax regulations, both the IRS and the various state taxing authorities can and have taken positions contrary to our position based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.

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

Our goodwill balances are reviewed for impairment annually (and interim periods if events or changes in circumstances indicate that the related asset may be impaired) using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment test on June 30.

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

If we fail to generate sufficient cash flow from operating activities, we may need to borrow additional funds or issue additional debt or equity securities to achieve our longer-term business objectives. There can be no assurance that we will be able to borrow such funds or issue such debt or equity securities or, if we can, that we can do so at rates or prices acceptable to us. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under our $20.0 million Revolving Credit Facility will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through March 31, 2008. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See Explanatory Note to this Amendment and Note 14 to the consolidated financial statements.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses.

These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15. Additionally, during the nine months ended March 31, 2007 and 2006 we made $14.0 million and $16.0 million in unscheduled principal payments, respectively, and made $6.1 million and $5.9 million, respectively, in interest payments associated with our Term Loan B. In addition to cash outflows associated with debt service, we made payments totaling $10.8 million and $12.9 million, respectively, for capital expenditures, made payments of $1.8 million and $0.8 million, respectively, associated with our defined benefit pension plan, made payments of $4.8 million and $4.0 million, respectively, associated with our Management Incentive Plan during the nine months ended March 31, 2007 and 2006. In addition, we funded the calendar 2005 and 2004 employer match 401(k) liability of $1.4 million and $1.6 million, respectively, during the nine months ended March 31, 2007 and 2006. During the nine months ended March 31, 2006, we also paid a settlement of $0.5 million in conjunction with a legal matter in Sioux Falls, South Dakota.

Deposits on our annual workers’ compensation and general liability insurance programs are typically paid in the fourth quarter of the fiscal year. These deposits totaled $2.6 million and $5.8 million in fiscal 2006 and 2005, respectively.

The table below summarizes cash flow information for the nine months ended March 31, 2007 and 2006 (in thousands):

	Nine Months Ended March 31,
	2007 (As restated)	2006
Net cash provided by operating activities	$22,395	$15,397
Net cash used in investing activities	(3,831)	(11,312)
Net cash used in financing activities	(14,858)	(15,854)

Operating Activities

Net cash provided by operating activities totaled $22.4 million and $15.4 million for the nine months ended March 31, 2007 and 2006, respectively. The $1.7 million decrease in net income was offset by a $0.6 million increase in non-cash charges and an $8.1 million increase in cash inflows attributable to changes in net operating assets during the nine months of fiscal 2007 as compared to the corresponding nine months of fiscal 2006. The decrease in net income is primarily attributable to the following: (1) a $1.3 million reserve recognized in the third quarter of fiscal 2007 related to negotiations surrounding alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001; (2) severance benefits payable to the Company’s former Chief Financial Officer totaling $1.1 million that were recognized in first quarter of fiscal 2007; and (3) a $1.3 million pre-tax gain recognized in the first quarter of fiscal 2006 attributable to the sale of real estate in Arizona. The increase in non-cash charges is primarily due to an increase in the earnings of the minority shareholder in our joint venture. The increase in cash inflows attributable to changes in net operating assets is due primarily to the buildup of accounts receivable during the nine-months ended March 31, 2006.

We had working capital of $34.7 million at March 31, 2007, including cash, cash equivalents and short-term investments of $6.7 million, compared to working capital of $38.2 million, including cash, cash equivalents and short-term investments of $9.2 million, at June 30, 2006. The decrease in working capital as of March 31, 2007 is primarily due to a reduction in our short-term investments, which were liquidated during the third quarter of fiscal 2007 in order to fund our $7.0 million unscheduled prepayment on our Term Loan B, which we made in March 2007.

DSO increased 7 days from March 31, 2006 to March 31, 2007, primarily due to the disruption in collections related to certain Medicaid managed care payers in Arizona which accounts for 3 days of the 7 day total increase. Additionally, collection delays stemming from the consolidation of three regional billing locations in fiscal 2006 also contributed to the increase in DSO.

Investing Activities

Cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had gross sales of such securities of $21.8 million and $42.7 million during the nine months ended March 31, 2007 and March 31, 2006, respectively. We had gross purchases of such securities of $15.6 million and $42.7 million during the nine months ended March 31, 2007 and March 31, 2006, respectively. Our auction rate securities balance at March 31, 2007 was zero as a result of our decision to liquidate the balance in order to fund our $7.0 million unscheduled principal payment on our Term Loan B that was made in March 2007. We had capital expenditures totaling $10.8 million and $12.9 million for the nine months ended March 31, 2007 and 2006, respectively.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at March 31, 2007. Due to the restatement of the financial statements, we did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, we received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, we obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of this report with the SEC. See Explanatory Note to this Amendment and Note 14 to the consolidated financial statements.

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

The following table sets forth our EBITDA and adjusted EBITDA for the three and nine months ended March 31, 2007 and 2006, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007 (As restated)	2006 (As restated)	2007 (As restated)	2006 (As restated)
Income (loss) from continuing operations	$(2,785)	$245	$(157)	$6,533
Add back:
Depreciation and amortization	3,131	2,733	9,119	8,222
Interest expense on borrowings	5,385	5,474	16,377	16,281
Amortization of deferred financing costs	618	692	1,625	1,792
Accretion of 12.75% Senior Discount Notes	1,956	1,728	5,728	5,077
Interest income	(153)	(100)	(413)	(425)
Income tax (benefit) provision	(1,241)	725	3,164	6,702

EBITDA from continuing operations	6,911	11,497	35,443	44,182
EBITDA from discontinued operations	(91)	(6,273)	469	(6,132)

Total EBITDA	$6,820	$5,224	$35,912	$38,050

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Stock-based compensation (benefit) expense	—	7	(7)	23
(Gain) loss on sale of property and equipment	(8)	5	(675)	(1,302)
Debt amendment fees	167	—	214	500
Executive severance (1)	—	—	1,133	—

Adjusted EBITDA from all operations	$6,979	$5,236	$36,577	$37,271

Increase (decrease):
Items added back to arrive at EBITDA from continuing operations	(9,696)	(11,252)	(35,600)	(37,649)
Items added back to arrive at EBITDA from discontinued operations:
Income tax benefit (provision) on discontinued operations	46	2,653	(145)	2,634
Depreciation and amortization on discontinued operations	—	(34)	—	(226)
Goodwill impairment in discontinued operations	—	(982)	—	(982)
Items added back to arrive at Adjusted EBITDA	(159)	(12)	(665)	779
Depreciation and amortization	3,131	2,767	9,119	8,448
Accretion of 12.75% Senior Discount Notes	1,956	1,728	5,728	5,077
Deferred income taxes	(1,532)	(2,901)	2,499	2,462
Insurance adjustments	(72)	—	(3,200)	(2,387)
Amortization of deferred financing costs	618	692	1,625	1,792
(Gain) loss on sale of property and equipment	(8)	5	(675)	(1,302)
Goodwill impairment in discontinued operations	—	982	—	982
Earnings of minority shareholder	284	336	1,258	651
Stock based compensation (benefit) expense	—	7	(7)	23
Changes in operating assets and liabilities	7,183	10,376	5,881	(2,176)

Net cash provided by operating activities	$8,730	$9,601	$22,395	$15,397

(1)	At March 31, 2007, the Company had accrued approximately $1.1 million in severance benefits pursuant to the employment agreement of the Company’s former Chief Financial Officer. This amount is included in payroll and employee benefits expense in the consolidated statement of operations for the nine months ended March 31, 2007.

(2)	The Company’s EBITDA reconciliation has been modified to include book overdraft balances as an operating activity consistent with the classification used in the statement of cash flows for all periods. As a result of this reclassification, net cash provided by operating activities for the three month period ended March 31, 2006 is $9.6 million, which is different from the previously reported amount of $11.9 million.

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

2005 Credit Facility Waiver

On October 11, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. See Note 6 to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25% and amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25%. Based on amounts outstanding under Term Loan B at March 31, 2007, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.9 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no investments in auction rate securities at December 31, 2006.

Item 4.	Controls and Procedures

Management’s Consideration of Restatement

As discussed in the Explanatory Note to this Form 10-Q/A for the fiscal quarter ended March 31, 2007, and in Note 1 of the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Second Amendment, along with the Company’s Current Report on Form 8-K, Item 4.02, dated September 14, 2007, management of the Company has restated previously issued consolidated financial statements and financial data (covering the years or periods indicated below):

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

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2007). In its Original Filing, filed with the Commission on May 10, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, because of the following material weakness in internal control over financial reporting as of June 30, 2006, which continued to exist as of March 31, 2007. The Company did not maintain effective internal controls over the classification of certain durable medical supply items within inventory. Specifically, the Company did not have effective procedures to detect that certain durable medical supply items were improperly included in inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon this re-evaluation management of the Company identified the following additional material weaknesses in internal control over financial reporting:

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

The period-end financial reporting process material weakness described above contributed to the material weaknesses described below:

•

The Company did not maintain effective controls over the accuracy of its subscription revenue and deferred revenue. Specifically, the Company’s internal controls are not adequately designed to ensure the accurate calculation of subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period. This deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s subscription revenue and deferred revenue accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), other than those noted above, that occurred during the three month period ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information.

Item 1.	Legal Proceedings

The information contained in Footnote 13 to the consolidated financial statements is hereby incorporated by reference into this Part II — Item 1 of this Quarterly Report.

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

We concluded that we had material weaknesses in our internal control related to our period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures; which contributed to material weaknesses in our controls over the accuracy of subscription revenue and deferred revenue, and the completeness and accuracy of our accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management’s assessment as of March 31, 2007 concluded that our internal control over financial reporting was ineffective. We believe that we will remedy the identified material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 4. “Controls and Procedures” located in Part I of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

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

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At March 31, 2007, Rural/Metro LLC had $93.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of March 31, 2007, (i) on an unconsolidated basis, we had $64.9 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes and (ii) Rural/Metro LLC had $218.2 million of indebtedness, consisting of $93.0 million of borrowings under the 2005 Credit Facility, $125.0 million aggregate principal amount of the senior subordinated notes and $0.2 million of other debt. In addition, as of March 31, 2007, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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