Form 10-K
period 2007-06-30
RURAL/METRO CORP /DE/
filed 2007-11-14
CIK 906326

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $107,496,344 as of December 31, 2006.

There were 24,739,103 shares of the registrant’s Common Stock outstanding on November 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

On September 14, 2007, Rural/Metro Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which it announced that it was restating previously reported financial statements to correct accounting errors, and that such financial statements could no longer be relied upon. As more fully described in Note 2 to the financial statements, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but are material in the aggregate.

In this Annual Report on Form 10-K for the fiscal year ended June 30, 2007, the Company is restating its consolidated financial statements for the years ended June 30, 2006 and 2005. The Company’s consolidated financial statements and financial data for the year ended June 30, 2007 is not restated. This Form 10-K also revises “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Form 10-K for the year ended June 30, 2006, as it relates to the years ended June 30, 2006 and 2005.

Due to the restatement of the financial statements described above, the Company did not timely file this Form 10-K, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015 and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the Company’s 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless the Company obtained a waiver. Effective September 1, 2007, the Company obtained a waiver of any defaults, including the event of default described above, under its 2005 Credit Facility. In addition, any default under the notes relating to the untimely filing of this Form 10-K, will be cured upon the filing of this Form 10-K with the SEC, which the Company anticipates will occur within the 60-day cure period (expires November 23, 2007). Any or all forward-looking statements relating to the default made in this Form 10-K (and in any other public filings or statements we might make) may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. By their nature, forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Accordingly, except to the extent required by applicable law, we undertake no duty to update the forward-looking statements made in this Form 10-K.

Item 9A of this Form 10-K describes management’s evaluation of its disclosure controls and procedures and internal control over financial reporting as of June 30, 2007.

Concurrently with filing this Form 10-K, the Company is filing amended Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007. As a result of these filings, the Company restated its interim consolidated financial information for each of the first three quarters and the related interim periods in the fiscal years ended June 30, 2006 and 2007. Additionally, the Company is filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 concurrently with these filings.

FORWARD-LOOKING STATEMENTS

Statements in this report that are not historical facts are hereby identified as “forward-looking statements” as that term is used in Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar expression. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such “forward looking statements,” including those relating to our future business prospects, working capital, accounts receivable collection, cash flow, EBITDA, capital expenditures, expected trends in uncompensated care, payroll expense, repayment of debt, insurance coverage and claim reserves, capital needs, operating results and compliance with debt facilities, wherever they appear in this report or in other statements attributable to us, are necessarily estimates and based on assumptions reflecting the best judgment of our senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward-looking statements.” You should consider such “forward-looking statements” in light of various important factors highlighted in this report, including those described in “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update “forward-looking statements.”

PART I

ITEM 1.	Business

Company Overview

Rural/Metro Corporation was founded in 1948 as an Arizona private fire protection services business providing services to residential and commercial property owners on a subscription fee basis. In 1983 the Company began its expansion into the ambulance services industry, which involved the acquisition of various ambulance service providers throughout the United States for a period of time ending in 1998. For the twelve months ended June 30, 2007, we provided ambulance services and other services to more than one million individuals in approximately 400 communities nationwide generating net revenue of $467.6 million, of which ambulance services and other services represented 84% and 16%, respectively.

All references to the “Company,” “we,” “our,” “us,” “R/M,” or “Rural/Metro” refer to Rural/Metro Corporation, and its predecessors, operating divisions, direct and indirect subsidiaries and affiliates. Rural/Metro Corporation, a Delaware corporation, is strictly a holding company. All services, operations and management functions are provided through its subsidiaries and affiliated entities. The website for Rural/Metro Corporation is located at www.ruralmetro.com. The information in our website is not incorporated in, and is not a part of, this Report.

The following is a brief summary of our primary business, including the types of services, our customers, the payers for our services and other information about us for the fiscal year ended June 30, 2007:

Ambulance Services

Types of Services:	• Emergency Transports • Non-emergency Transports • Wheelchair Transports • Master Contract • Standby

Customers:	• Municipalities, Counties, Fire Districts • Government Agencies • Hospitals • Nursing Homes • Specialty Healthcare Facilities

Payers:	• Medicare • Medicaid • Commercial Insurance • Self-Pay Individuals

Number of Contracts:	• 95 exclusive 911 • 870 non-emergency arrangements

Volume:	• 1.2 million transports

Ambulance Industry Overview

Services

We estimate that expenditures for emergency and non-emergency medical ambulance services in the United States were approximately $8.0 billion for 2007. Ambulance services are provided by municipalities, private providers, hospitals and volunteer organizations. According to the Journal of Emergency Medical Services’ 2005 Annual 200-City Survey, 47% of the nation’s largest 200 cities outsourced emergency ambulance services to private service providers. Non-emergency ambulance services are primarily provided by private providers. There are a limited number of regional ambulance providers and we are one of only two national providers.

We believe the following are key factors affecting the ambulance service industry:

•

Aging U.S. population. According to the U.S. Census Bureau, about 72 million Americans, or 20% of the U.S. population, will be age 65 or older in 2030 compared to 37 million, or 12%, today. As of June 30, 2007, 42% of our ambulance transports are for patients age 65 or older. The continued growth in the aging population will fuel demand for ambulance services.

•

Stable Medicare reimbursement environment. The reimbursement for ambulance services through Medicare has stabilized over the past several years, reflecting the implementation of a revised Medicare pricing schedule. Historically, Medicare reimbursement rates were based on various complex methodologies under which rates varied widely among communities. The Medicare fee schedule implemented in 2002 simplified and stabilized Medicare reimbursement. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports through calendar 2006. Other fee adjustments will be fully phased by January 1, 2010.

•

Increase in outsourcing. Municipalities, governmental agencies and healthcare facilities are under significant budgetary pressure to reduce cost of care, ambulance transports being one component. The outsourcing of ambulance transports has become a preferred avenue to achieve these goals.

•

Increased use of ambulance services. The increased availability of specialized treatment healthcare facilities, nursing homes and home care have contributed to greater demand for non-emergency ambulance services.

•

Increase in public/private partnerships. We believe the complexities associated with the emergency ambulance business, including the exacting and time-consuming claim submission requirements of third-party payers such as Medicare and Medicaid, are leading many public providers of emergency ambulance services to consider partnerships with private ambulance companies. An example from our experience is that some local fire departments have entered into collaborations with private ambulance companies in which the fire department provides first responder services and the private company transports the patient and handles billing. These partnerships benefit both parties – they allow public entities to be reimbursed for certain costs while relieving them of the billing and collection obligations associated with delivering emergency services.

Business Segment

We have four regional reporting segments that correspond with the manner in which the associated operations are managed and evaluated by our chief executive officer. Although some of our operations do not align with our segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	Georgia, New York, Northern Ohio

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire)

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides emergency and non-emergency ambulance and related services while the Company’s other services are predominately in the South and Southwest Segments.

Ambulance Services

We generally provide two primary levels of ambulance services — Advanced Life Support (“ALS”) and Basic Life Support (“BLS”). We staff our ALS ambulances with either two paramedics or one paramedic and an Emergency Medical Technician (“EMT”) and equip them with ALS equipment (such as cardiac monitors/defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies. We staff our BLS ambulances with two EMTs and equip them with medical supplies and equipment necessary to administer first aid and basic medical treatment. Ambulance services encompass both emergency response and non-emergency response services, including critical care, inter-facility and to a lesser extent wheelchair transports.

Emergency Response Services

We provide 911 emergency response services under long-term, exclusive contracts with counties, municipalities, fire districts and other governmental agencies. Our agreements require we respond to all 911 emergency calls in a designated area within a specified response time.

None of these contracts accounted for more than 10% of our annual net revenue during fiscal 2007, 2006 or 2005. These contracts, which are similar to licenses, grant us the right to provide 911 emergency ambulance services. The contracts typically specify rates that we may charge and set forth performance criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. The rates we may charge under a contract for 911 emergency ambulance services depend largely on:

•	patient mix;

•	the nature of services rendered; and

•	any federal, state or county authority to regulate rates.

Counties, fire districts and municipalities award 911 emergency ambulance service contracts through a competitive bidding process. Generally, our 911 contracts extend for three to five years for the initial term with options for earned extensions of two to three years. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract at the end of any earned extensions.

Under the majority of our contracts, the local fire department is the first responder to an emergency scene. In these situations, the fire department begins stabilization of the patient. Upon arrival, our crew members deploy portable life support equipment, ascertain the patient’s medical condition and, if required, administer ALS interventions, including tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform BLS services, including cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition and, if necessary, the attending ambulance crew member consults an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

We provide emergency ambulance services on a fee-for-service basis and record revenue based on the level of medical service we provide. Additionally, our fee-for service revenue may be supplemented by the communities we serve in the form of a subsidy, which further supports the level of medical services we provide.

Non-Emergency Response Services

We provide non-emergency response services and critical care transfers, preferably as a preferred provider, with healthcare facilities, hospitals, nursing homes and other specialty care providers or at the request of a patient.

These services are typically controlled by the facility discharge planners, nurses or physicians who are responsible for requesting ambulance services. Non-emergency medical transportation services may be scheduled in advance or provided on an as-needed basis. Quality of services, reliability and name recognition are critical factors in obtaining non-emergency business.

We utilize either ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s medical condition, to and from residences, hospitals, nursing homes, long-term care centers and other healthcare facilities. These services may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital patient requires tests or treatments, dialysis and chemotherapy at another facility. These services are administered by an EMT or paramedic.

We also provide critical care transfer services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between healthcare facilities. Critical care services differ from ALS or BLS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a healthcare facility. Staffing may also include registered nurses, respiratory therapists, neo-natal nurse specialists and/or specially trained paramedics.

Other Services

We provide subscription fire protection services to residential and commercial property owners in emerging communities or unincorporated areas where neither a public sector nor volunteer fire department operates. We also provide such services to industrial sites, airports and other self-contained facilities on a national basis. In addition, we provide other services such as home health care services, and protection services.

Billing and Collections

We maintain five billing processing centers across the United States and a centralized self-pay collection center. We receive payment for our services from third-party payers, including federal and state government funded programs primarily under Medicare and Medicaid, commercial insurance companies, individual patients and to a lesser extent, community subsidies.

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. The system also provides for tracking of accounts receivable and status pending payment. In addition, the self-pay collection center utilizes an automated predictive dialer that pre-selects and dials accounts based on their status within the billing and collection cycle. We believe the automated predictive dialer enhances the efficiency of the collection staff. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Companies in the ambulance service industry may experience significant levels of uncompensated care compared to companies in other segments of the healthcare industry. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or commercial insurance. Uncompensated care generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers, and generally is higher for services resulting from 911 calls than for non-emergency response requests. See “Risk Factors” in Item 1A of this Report.

In an effort to offset the cost of uncompensated care, we will negotiate subsidies with communities whose payer mix reflects a higher level of self-pay individuals. These subsidies, which are included in net revenue, totaled $10.7 million, $9.1 million and $8.9 million for fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Medical Personnel and Quality Assurance

Approximately 73% of our 7,800 employees are emergency care professionals, including paramedics, EMTs and firefighter paramedics. Paramedics and EMTs must be state certified in order to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. Upon completion of the EMT program, state certified EMTs are then eligible to participate in a state certified paramedic training program. The paramedic program includes training in advanced life support and assessment skills such as administration of intravenous fluids, advanced airway management, pharmacology, cardiology and other clinical skills. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

In most communities, local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in our service areas. When necessary, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures.

In our ongoing commitment to provide high quality medical care, we retain physicians associated with the hospitals we serve to monitor adherence to medical protocols.

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

Our commitment to quality is reflected in the fact that eight of our operations across the country are accredited by CAAS. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services.

Dispatch and Communications

Our communication centers utilize sophisticated communications systems to direct ambulance deployment and utilization 24 hours a day, seven days a week. We communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficiently using our resources. We analyze data on traffic patterns, demographics, usage frequency and other factors to determine optimal ambulance deployment and selection through the use of our computer-aided dispatch systems. The center that controls the deployment and dispatch of ambulances in response to emergency medical calls may be owned and operated either by the applicable county or municipality or by us.

Emergency Response

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public communication center or communicates information regarding the location and type of medical emergency to our communication center, which in turn dispatches ambulances to the scene. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition. Also, in many operations across the country, we use automated vehicle locator technology in the vehicles to enhance our dispatch system.

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

Non-Emergency Response

Requests for non-emergency ambulance services are made by physicians, nurses, case managers and hospital discharge coordinators who require reliable ambulance arrival at the prescheduled pick-up time. We also offer online, web-enabled ambulance services ordering to certain facilities. We implement system status plans for these services designed to ensure appropriate response times to non-emergency calls and extensive customer service models, based on patient medical condition, level of care and specialized equipment to enable our communications centers to meet the needs of our customers.

Management Information Systems

We support our operations with integrated information systems that allow standardized procedures and training to effectively monitor billing and collection processes and financial support functions. We have three primary technology systems we believe enhance our operations; a nationwide proprietary billing system designed to maximize the billing and collections process; internet-based scheduling software designed to minimize unscheduled overtime among field personnel and maximize efficiencies in crew staffing; and an electronic patient care report (ePCR) initiative that is currently in its pilot stage, which is designed to enhance and expedite the process of capturing complete clinical patient data, and electronically transmitting this data to the billing system.

Sales and Marketing

We primarily utilize Division General Managers, Market General Managers, Marketing Directors and EMS Healthcare Account Executives in our sales and marketing efforts. Division General Managers have overall responsibility, while Market General Managers, Marketing Directors and EMS Healthcare Account Executives are responsible for daily interaction with our various customer constituencies, ranging from governing authorities that oversee emergency ambulance contracts to regional and local healthcare and nursing facilities.

We respond to requests for proposals that include demographics information of the community, a facilities response time requirement, vehicle and equipment requirements, length of contract, personnel training requirement, selection criteria and performance guarantee requirements. In evaluation of a request for proposal, we consider all aspects of the potential contract through a financial and operational framework to ensure achievement of internal performance thresholds.

Risk Management

We have consistently placed workplace health and safety among our highest priorities. We train and educate all emergency response personnel about our safety programs including, among others, emergency vehicle operations, medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and safety awareness campaigns.

Our safety and risk management team develop and execute strategic initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors promptly submit documentation of such incidents to the third-party administrator handling the claim. We have a dedicated liability unit with our third-party administrator, which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

Our driver development program is based on a nationally recognized drivers’ training program for emergency services vehicle operators endorsed by the National Safety Council. Our driver program combines classroom and field training and its curriculum includes instruction on staging, proper inspection of vehicles and driving in emergency situations.

We utilize an on-board monitoring system, DriveCam, which measures operator performance against our safe driving standards. The system is designed to capture digital images and audio files of any driving performance that is outside of acceptable protocols, including excessive speed, unsafe turns and rapid stops.

Competition

Emergency Services

Our primary competitors are fire departments, which traditionally act as the first responder during emergencies and in many communities will provide the on-scene emergency medical care and pre-hospital ambulance transport. In addition to fire departments, our largest national competitor is American Medical Response, a subsidiary of Emergency Medical Services Corp. Other private provider competitors include hospitals or other healthcare organizations, mid-size regional ambulance companies and locally owned operators that principally serve the non-emergency inter-facility transport market.

Competition in the emergency services industry is primarily based on:

•	Quality of patient care, which is driven by highly trained and motivated EMTs and paramedics;

•	Meeting contracted 911 response time;

•	Cooperation with municipal safety systems including fire and police departments; and

•	Effective billing and collection practices that support long-term financial viability.

Non-Emergency Services

Our competitors for non-emergency transportation services consist primarily of other private providers and hospital-based ambulance providers. In certain of our markets, these providers may include one or more national, regional or local hospital ambulance companies.

A portion of our non-emergency transportation services are provided under preferred provider agreements with a variety of healthcare systems, hospitals, nursing homes, other medical facilities, and health maintenance organizations. The balance of our non-emergency transportation business is earned through effective marketing of our services to non-contracted facilities that utilize multiple transport providers.

Competition in the non-emergency services industry is primarily based on:

•	Quality of patient care, which is driven by high trained and motivated EMTs and paramedics;

•	Pre-scheduled response time reliability; and

•	Community name recognition.

Insurance

Workers Compensation. Since May 2005, we have had a self-insured retention which covers the first $1.0 million per occurrence for the policy period May 2005 through April 2008. Our aggregate retention is unlimited. For policy years prior to May 2002, our policy included a per occurrence retention with no annual aggregate limit. For the policy period May 2002 through May 2005, we purchased a first dollar program with a retrospectively rated endorsement whereby the related premiums were subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts.

Auto and General Liability. Since June 2005, we have had a self-insured retention which covers the first $2.0 million per occurrence for auto related claims and the first $2.0 million per occurrence for general liability claims with aggregate retentions of $7.0 million and $4.0 million, respectively. In addition we have an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005, we also have self-insured retentions with varying levels of coverage based on the applicable policy year.

Employees

The following is a breakdown of our employees by job classification as of June 30, 2007:

	Employees
	Full-time	Part-time	Total
Paramedics	1,199	686	1,885
EMTs	2,045	1,047	3,092
Fire Fighters	655	301	956
Other	1,760	388	2,148

	5,659	2,422	8,081

Approximately 38% of our employees are party to 17 collective bargaining agreements. Ten of these agreements, representing approximately 1,750 employees, are subject to renegotiation in fiscal 2008. We believe we have a good relationship with our employees and have never experienced any union-related work stoppage.

Competitive Strengths

We believe the following competitive strengths have positioned our Company to capitalize on the positive trends occurring in the medical ambulance services industry, including the following:

Established Emergency Ambulance Services Provider of Choice. We are a leading provider of emergency and non-emergency medical ambulance services in the United States. We believe our long standing record of consistently meeting or exceeding customer and patient care expectations, along with our proven flexibility in working with our customers to develop unique public/private partnerships to meet both parties’ economic and service needs, have given us the ability to win the new market contracts and maintain a high renewal rate on existing contracts.

Broad Geographical Presence. We believe our national geographic presence provides an advantage in the competitive bidding process over local or regional medical ambulance providers due to our national name recognition and our ability to site other large, well known, cities as existing contract referrals.

Experienced Management Team. We believe the disciplined approach or our senior management team is the key reason for our continued new contract wins and renewals, and ability to affect cost containment initiatives. Our senior management team is supported by 26 front-line division general managers who have an average of 19 years of ambulance services industry experience. A significant portion of our senior management compensation is incentive based tying cash bonuses to achieving financial and operational goals.

Risk Management Programs. Our risk management programs execute strategic initiatives focused on mitigating the factors that drive worker injuries and vehicle collisions through training, education and management awareness.

Decentralized Operating Structure. Ambulance services are locally-delivered services. We believe an empowered local operation is critical to allow the day-to-day operations the flexibility to respond to customer service needs. We support our operations with a centralized national platform of shared services, including information technology, risk management, financial reporting, treasury, purchasing and compliance. This operating structure has allowed us to optimize efficiencies while maintaining field operations effectiveness.

Business Strategy

Increase Revenue through Winning New Emergency 911 Contracts. We believe our proven track record of high quality patient care, meeting and exceeding contract expectations and progressive public/private partnering arrangements aimed at assisting communities in achieving their cost structure goals, creates opportunities for us to increase revenue through winning competitive bids.

Increase Revenue within Existing Service Areas. We believe in areas where we are the existing emergency 911 ambulance provider we can leverage our community name recognition and visibility to gain preferred provider status with local hospital systems, nursing homes and other healthcare facilities to expand our non-emergency ambulance services. This strategy allows us to recognize operational efficiencies and effectively leverage our work force, fleet and communications centers.

Invest in Technology to Improve Operating Efficiencies. We have developed proprietary technology systems to create operating efficiencies and improve the overall quality of service. In addition, we invest in and utilize technology to improve the performance of operations and utilization of our fleet, including the following specific initiatives:

•

Proprietary Billing System. We have developed a proprietary ambulance billing and collections system which is operated from a single, nationwide platform that allows for standardized procedures and training, thereby minimizing duplication and maximizing collections. This information technology is designed to improve our ability to collect outstanding claims on a timely basis.

•

Electronic Patient Care Reporting System (“ePCR”). Our ePCR technology initiative that is currently in its pilot stage, which is designed to enhance and expedite the process of capturing clinical patient data, transferring the data to our proprietary billing system and submitting claims for reimbursement of our ambulance services. Upon implementation, electronic patient care reports will replace paper patient care reports and provide ambulance crews with clinical flow charts to fully document each patient assessment and procedure performed.

Reduce debt on our Balance Sheet. We intend to continue to pay down our debt to improve our overall leverage position.

Regulatory Matters

As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal and state government entities as well as local government agencies specifically, but without limitation, we are subject to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs. We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these review and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which materially increase or decrease the payments we receive for our services as well as affect the cost or providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to us typically is conditioned on our providing the correct procedure and service level codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payers may disallow, in whole or in part, requests for reimbursement based on determinations that certain services are not covered, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors that could complicate our billing include:

•	disputes between payors as to which party is responsible for payment,

•	the difficulty of adherence to specific compliance requirements, service level coding and various other procedures mandated by the government, and

•	failure to obtain proper physician certification and documentation supporting medical necessity.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory review, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

We establish contra gross revenue accounts, defined as allowance for discounts applicable to Medicare, Medicaid and other third party payors and uncompensated care based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our contra gross revenue allowances on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

Ambulance Services Fee Schedule. In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balance Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational difference and consider adjustments to account for inflation, among other provisions.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulances services, ranging from basic life support to specialty care transport. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year by the Consumer Price Index. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. Originally, The Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug Improvement and Medicare Modernization Act in 2003, temporary modifications were made to the original five year phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until 2010. In addition to the national fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients.

We estimate that the impact of the ambulance fee schedule as modified by the provisions of the Medicare Modernization Act resulted in a increase in our net revenues during the 10-year phase in of approximately $5 million. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

Local Ambulance Rate Regulation. State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance services. For example, in certain service areas in which we are the exclusive provider of ambulance services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance services rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

Ambulance Rates Payable by Medicare HMOs. One of the changes made by the Final Rule was to require ambulance providers to “accept assignment” from Medicare and Medicare HMOs. Medicare HMOs are private insurance companies which operate managed care plans that enroll Medicare beneficiaries who elect to enroll in a plan in lieu of regular Medicare coverage. When a provider accepts assignment, it agrees to accept the rate established by Medicare as payment in full for services covered by Medicare or the Medicare HMO and to write off the balance of its charges. Prior to the implementation of the Final Rule, ambulance providers were not required to accept assignment and could obtain payment from Medicare patients or Medicare HMOs for the providers’ full charges, which typically are higher than the Medicare rate. When the requirement to accept assignment became effective on April 1, 2002, many Medicare HMOs continued to pay ambulance providers their full charges, even though they could have paid them the Medicare rate. Many Medicare HMOs subsequently have taken the position that the amount paid to such providers in excess of the Medicare rate constituted an over payment that must be refunded by the provider.

The SNF Prospective Payment System. Under the Medicare prospective payment system, or PPS, applicable to skilled nursing facilities (“SNF”), SNFs are financially responsible for some ancillary services, including certain ambulance transports, or PPS transports, rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF’s Medicare patients that are excluded from PPS. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“DHHS”), has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe we currently have procedures in place to correctly identify and bill for PPS transports, we cannot assure you that we will not be subject to such recoupments and other possible penalties.

Paramedic Intercepts. Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe we currently have procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Patient Signatures. Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative, prior to submitting a claim for payment from Medicare. An exception exists for situations where it is not reasonably possible to do so, provided that the reason for the exception is clearly documented. This requirement historically has been difficult for ambulance companies to meet, because even when the patient is competent, the constraints of the situation often makes it impracticable to obtain a signature. Although we believe we currently have procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Physician Certification Statements. Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non-emergency transports provided to patients. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g. signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe we currently have procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply.

Coordination of Benefits Rules. When our services are covered by multiple third party payers, such as a primary and a secondary payer, financial responsibility must be allocated among the multiple payers in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payers is Medicare or another government program. Under these rules, in some cases Medicare or other government payers can be billed as a “secondary payer” only after recourse to a primary payer (e.g. a liability insurer) has been exhausted. In some instances, multiple payers may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payers as the primary payer when that program should be billed as the secondary payer, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive over payments, we cannot assure you the payer or enforcement agencies will not find that we have violated these requirements.

Consequence of Noncompliance. In the event any of our billing and collections practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing or reckless, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for uncompensated care may have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

Federal False Claims Act

We are subject to the Federal False Claims Act that provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to obtain a claim reimbursement. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for False Claim Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government, and most critically may provide the basis for exclusion from the federally funded healthcare program. The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal anti-kickback statute, described below, can be considered a violation of the Federal False Claims Act based on the contention that a provider certified compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute, which is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering, or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in the exclusion from Medicare, Medicaid, or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that that particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) in which parties can seek an advisory opinion from the OIG.

We have taken advantage of the advisory opinion process, and utilized a number of advisory opinions that have addressed issues that relate to our operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on the DHHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so.

The OIG has also addressed potential violations of the Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control 911 patient referrals and ambulance companies which receive such referrals may violate the Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti-Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud provision prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this provision is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters provision prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this provision is a felony and may result in fines and/or imprisonment. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot ensure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

The Administrative Simplification Provisions of HIPAA required the DHHS to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by the DHHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with HIPAA requirements.

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses such information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (3) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (4) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

In addition to enacting the foregoing privacy requirements, the DHHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule required covered entities to meet specified standards by April 20, 2005. The security standards contained in the final rule do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. We believe we have taken reasonable measures to comply with the security regulations.

HIPAA also required the DHHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. We believe we have taken reasonable measures to comply with these standards.

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

Corporate Compliance Program

In an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, we have developed a program to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures to ensure employees act in compliance with all applicable laws, regulations and company policies. The program’s focus is to prevent, detect and mitigate regulatory risks. We strive to achieve this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan;

•	providing training;

•	conducting internal audits;

•	resolving regulatory matters; and,

•	enhancing the ethical culture and leadership of the organization.

Our compliance program has been structured in accordance with the guidance provided by the OIG of the DHHS. The primary recommended standards, all of which we have implemented, include:

•	formal policies and written procedures;

•	designation of a Compliance Committee and Compliance Officer;

•	education and training programs;

•	internal monitoring and reviews;

•	responding appropriately to alleged misconduct;

•	open lines of communication; and,

•	discipline and accountability.

The compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve. Notwithstanding the foregoing, our compliance program examines compliance with various policies and regulations on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot ensure that our program will detect and rectify all compliance issues in all service areas and for all time periods.

Occupational Safety and Health Administration

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

Each state where we operate regulates various aspects of ambulance businesses. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment. State or local government regulations or administrative policies regulate rate structures in certain states in which we conduct medical transportation operations. The process of determining rates includes cost reviews, analyses of levels of reimbursement from all sources and determination of reasonable profits. In certain service areas in which we are the exclusive provider of services, the municipality or fire district regulates the rates for emergency medical transportation services pursuant to a master contract, as well as establishes the rates for non-emergency medical ambulance services that we are permitted to charge.

Applicable federal, state and local laws and regulations are subject to change. We believe we are in compliance with applicable regulatory requirements. These regulatory requirements, however, may require us in the future to increase our capital and operating expenditures in order to maintain current operations or initiate new operations. See “Risk Factors” — in Item 1A of this report.

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

You may also read and copy any document that we file at the SEC’s public reference room at:

Public Reference Room

100 F Street, N.E.

Washington, D.C. 20549

1-800-SEC-0330

Please call the SEC at 1-800-SEC-0330 for more information on the public reference room and their copy charges. Copies of our key governance documents, code of ethics, and charters of our audit, compensation and corporate governance committees are also available on our website.

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

In connection with our insurance programs, we establish reserves for losses and related expenses which represent our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Our reserves are based on estimates involving actuarial and statistical projections, at a given point in time. However, insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Claims Liability and Professional Liability Reserves” and note 16 of the notes to our financial statements included in Item 8 of this report.

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

As of June 30, 2007, we concluded that we had material weaknesses in our internal control related to our period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures; which contributed to material weaknesses in our controls over the accuracy of subscription revenue and deferred revenue, and the completeness and accuracy of our accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management’s assessment as of June 30, 2007 concluded that our internal control over financial reporting was ineffective. We believe that we will remedy the identified material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 9A. “Controls and Procedures” located in Part II of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

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

In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

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

Our ability to recruit and retain paramedics and EMT professionals significantly affects our business. Due to the geographical and demographic diversity of the communities in which we serve, medical personnel shortages in some of our market areas can make the recruiting and retention of full-time personnel more difficult and costly. Moreover, we compete with other entities, both municipal and private, to recruit and retain qualified paramedics and EMTs to deliver our ambulance services. In fiscal 2007, we experienced heightened competition for paramedics and EMTs within specific markets which resulted in an increase in our payroll expense. Failure to retain or replace our medical personnel or to attract new personnel, or the additional cost of doing so may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business

We have a substantial amount of debt. At June 30, 2007, we had total debt of $280.1 million, including $88.0 million of borrowing under the term loan portion of our senior secured credit facility, $125.0 million of our senior subordinated notes and $67.0 million of senior discount notes. We had no borrowings outstanding under our revolving credit facility, and we had $46.1 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in fiscal 2008, including our debt service, will total approximately $38.5 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues generally will reduce our cash flow.

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

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At June 30, 2007, Rural/Metro LLC had $88.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of June 30, 2007, (i) on an unconsolidated basis, we had $67.0 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes and (ii) Rural/Metro LLC had $213.2 million of indebtedness, consisting of $88.0 million of borrowings under the 2005 Credit Facility, $125.0 million aggregate principal amount of the senior subordinated notes and $0.2 million of other debt. In addition, as of June 30, 2007, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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

Facilities

We lease an office building at 9221 E. Via de Ventura, Scottsdale, Arizona for our corporate headquarters. Real estate for our operations is described more fully below:

Leased Facilities

In addition to our corporate headquarters, we also lease approximately 240 operational and administrative facilities across the country used primarily for ambulance services sub-stations, fleet maintenance, billing offices, and fire services sub-stations. We believe our existing facilities are adequate to meet our current needs and that suitable space is available to meet projected needs. Our leases expire at various dates through February 2025. Rent expense totaled $13.2 million, $12.2 million and $11.0 million for fiscal 2007, 2006 and 2005, respectively.

Owned Facilities

In addition to our leased facilities we own 14 buildings totaling $9.4 million of net book value on our balance sheet.

Equipment

We operate approximately 1,750 vehicles. Of these 1140 are ambulances, 120 are wheelchair vans, 170 are fire apparatus and 320 are support vehicles. At June 30, 2007 we owned 96% of our vehicles that we operate. Our owned vehicles have an average age of 8 years for ambulances, wheelchair and support vehicles and 16 years for fire apparatus. We use a combination of in-house and outsourced maintenance services to maintain our fleet, depending on the size of the market and the availability of quality outside maintenance services.

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

The Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) was the subject of an investigation by the OIG of the DHHS regarding alleged improper billing practices in South Dakota. Although Sioux Falls did not admit any liability with respect to the OIG’s claims, Sioux Falls, the United States of America and the OIG entered into a settlement agreement, effective October 25, 2005. Under the terms of the settlement agreement, the government agreed to release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

We were the subject of a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Specifically, the U.S. government alleged that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the U.S. government pursuant to which the Company has agreed to pay $2.5 million, plus interest at a rate of 4.63% per annum on such amount beginning on June 5, 2006, with such amount payable over seven months beginning April 23, 2007.

In consideration for such payment, the Company obtained a release from the U.S. government of all claims related to such alleged conduct in Texas prior to 2002. In connection with the settlement of the alleged conduct, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

•	The appointment of a compliance officer and committee;

•	Training of employees nationwide;

•	Enhancing procedures relating to certain of the Company’s contracting processes, including tracking contractual arrangements in certain specified states;

•	Review by an independent review organization; and

•	Reporting of certain reportable events.

Certain of these requirements were already a part of the Company’s ongoing compliance program. Although this matter has been settled, there can be no assurances that other investigations or legal action related to these matters will not be pursued against the Company in other jurisdictions or for different time frames.

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed between 1997 and 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company does not agree with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a preliminary offer of $1.25 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a CIA. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RURL”.

The following table sets forth the high and low sale prices of the common stock for the fiscal quarters indicated.

	High	Low
Year Ended June 30, 2007
First quarter	$8.75	$6.67
Second quarter	$8.98	$7.40
Third quarter	$8.38	$6.98
Fourth quarter	$7.95	$5.67

Year Ended June 30, 2006
First quarter	$10.25	$6.64
Second quarter	$9.88	$8.15
Third quarter	$9.55	$7.52
Fourth quarter	$8.15	$6.33

On November 7, 2007, the closing sale price of our common stock was $2.78 per share, and there were approximately 2,886 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and to fund the growth of our operations. The payment of dividends to our shareholders is limited by our Credit Facility Agreement, Senior Subordinated Notes and Senior Discount Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion. We did not pay dividends in 2007 or 2006 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board of directors and will depend upon, our financial condition, results of operations, capital requirements and contractual restrictions.

ITEM 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. See Explanatory Note and Note 2 to the consolidated financial statements for discussion of the restatement. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto appearing elsewhere in this report (in thousands, except per share amounts):

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)	2004 (As reported)	2004 (As restated)	2003 (As reported)	2003 (As restated)
Statement of Operations Data:
Net revenue	$467,611	$450,527	$420,484	$384,085	$383,861	$352,419	$352,228

Operating expenses:
Payroll and employee benefits	291,311	268,850	257,910	240,241	240,266	228,533	228,533
Depreciation and amortization	12,132	11,118	10,530	10,471	10,398	11,090	11,012
Other operating expenses	112,628	107,915	98,480	107,348	85,959	97,912	79,882
Auto/general liability insurance	18,094	13,143	16,382	—	21,641	—	18,140
Loss on goodwill impairment (1)	662	—	—	—	—	—	—
(Gain) loss on sale of assets	61	(1,311)	72	32	32	—	—
Restructuring and other	—	—	—	—	—	(100)	(100)

Total operating expenses (2)	434,888	399,715	383,374	358,092	358,296	337,435	337,467

Operating income	32,723	50,812	37,110	25,993	25,565	14,984	14,761
Interest expense	(31,518)	(31,025)	(29,567)	(29,243)	(29,243)	(28,012)	(28,012)
Interest income	517	548	292	97	97	197	197
Loss on early extinguishment of debt (3)	—	—	(8,170)	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interest	1,722	20,335	(335)	(3,153)	(3,581)	(12,831)	(13,054)
Income tax (provision) benefit (4)	(1,609)	(10,749)	87,659	225	(18)	—	(236)
Minority interest	(1,389)	(759)	(102)	475	475	(1,507)	(1,507)

Income (loss) from continuing operations	(1,276)	8,827	87,222	(2,453)	(3,124)	(14,338)	(14,797)
Income (loss) from discontinued operations (5) (6)	267	(5,947)	3,522	8,761	8,761	23,605	23,605

Net income (loss)	(1,009)	2,880	90,744	6,308	5,637	9,267	8,808
Less: Net income allocated to redeemable nonconvertible participating preferred stock under the two-class method	—	—	—	(1,282)	(1,282)	—	—
Less: Accretion of redeemable nonconvertible participating preferred stock	—	—	—	(6,320)	(6,320)	(3,604)	(3,604)
Add: Credit related to settlement of redeemable nonconvertible participating preferred stock with common stock	—	—	—	10,066	10,066	—	—

Net income (loss)	$(1,009)	$2,880	$90,744	$8,772	$8,101	$5,663	$5,204

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)	2004 (As reported)	2004 (As restated)	2003 (As reported)	2003 (As restated)
EPS Data
Basic earnings per share:
Income (loss) from continuing operations applicable to common stock (2) (3)	$(0.05)	$0.36	$3.84	$0.11	$0.08	$(1.11)	$(1.14)
Income (loss) from discontinued operations applicable to common stock (5) (6)	0.01	(0.24)	0.16	0.42	0.42	1.46	1.46

Net income (loss)	$(0.04)	$0.12	$4.00	$0.53	$0.50	$0.35	$0.32

Diluted earnings per share:
Income (loss) from continuing operations applicable to common stock (2) (3)	$(0.05)	$0.36	$3.62	(0.11)	$(0.14)	(1.11)	$(1.14)
Income (loss) from discontinued operations applicable to common stock (5) (6)	0.01	(0.24)	0.15	0.40	0.40	1.46	1.46

Net income (loss)	$(0.04)	$0.12	$3.77	$0.29	$0.26	$0.35	$0.32

Weighted average number of common shares outstanding:
Basic	24,604	24,359	22,674	16,645	16,645	16,116	16,116

Diluted	24,604	24,842	24,105	21,817	21,817	16,116	16,116

	As of June 30,
	2007	2006 (As restated)	2005 (As reported)	2005 (As restated)	2004 (As reported)	2004 (As restated)	2003 (As reported)	2003 (As restated)
Balance Sheet Data:
Total assets	$299,330	$298,868	$311,356	$312,667	$211,442	$210,612	$195,109	$194,207
Current portion of long-term debt	41	37	1,497	1,497	1,495	1,495	1,329	1,329
Long-term debt, net of current portion	280,081	291,337	305,478	305,478	304,057	304,057	305,310	305,310
Redeemable nonconvertible participating preferred stock (7)	—	—	—	—	—	—	7,793	7,793
Stockholders’ deficit	(100,549)	(100,658)	(101,416)	(105,192)	(195,993)	(201,188)	(214,024)	(218,548)

	As of June 30,
	2007	2006 (As restated)	2005 (As restated)	2004 (As reported)	2004 (As restated)	2003 (As reported)	2003 (As restated)
Cash Flow Data:
Net cash flow provided by operating activities	$29,642	$26,096	$24,855	$14,501	14,501	13,146	$13,146
Net cash flow used in investing activities	(6,271)	(19,568)	(12,372)	(8,421)	(8,421)	(7,582)	(7,582)
Net cash flow used in financing activities	(20,231)	(21,175)	(11,167)	(2,269)	(2,269)	(3,659)	(3,659)

(1)	During the fourth quarter of fiscal 2007, we recognized a goodwill impairment charge of $0.7 million in connection with the scheduled discontinuation of all emergency response services in Milton, Florida, effective July 31, 2007.
(2)	During the third quarter of fiscal 2007, we recognized a $1.3 million charge related to negotiations surrounding the alleged business inaccuracies within our Ohio operation for the years 1997 to 2001.
(3)	During fiscal 2005, we recorded $8.2 million of early debt extinguishment costs. These costs included non-cash charges of $5.6 million related to the write-off of debt issuance costs associated with the retired debt and $0.1 million related to unamortized discounts as well as cash redemption premiums of $2.5 million. See Note 9 to our consolidated financial statements for further discussion.
(4)	During fiscal 2005, we reversed $89.8 million of deferred tax asset valuation allowances. Such reversals were reflected as a deferred tax benefit in continuing operations of $87.3 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. See Note 10 to our consolidated financial statements for further discussion.
(5)	During fiscal 2006, we ceased operating in two ambulance service areas. One service area was closed primarily due to our limited future potential to obtain 911 emergency response contracts in that area. We ceased operating in the other service area upon expiration of our exclusive contract after we elected not to pursue renewal of this contract. During fiscal 2005 and 2004, we ceased operating in four and ten emergency response service areas, respectively, as a result of these service areas not meeting internal operational and profitability measures. We also ceased operating in one and three fire and other service areas during fiscal 2005 and 2004, respectively, due to various reasons including a customer filing Chapter 11, our continued disposal of non-core businesses and a city converting the service area to a fire district. (See Note 19 to our consolidated financial statements for further discussion.) During fiscal 2003, we sold our Latin American operations to local management in exchange for the assumption of such operations’ net liabilities. The gain on the disposition totaled $12.5 million. For financial reporting purposes, the results of the aforementioned discontinued service areas and our former Latin American operations have been included in income (loss) from discontinued operations.
(6)	During the third quarter of fiscal 2006, we recorded a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas. See Note 15 to our consolidated financial statements for further discussion.
(7)	In connection with an amendment to our previous credit agreement, we issued 211,549 shares of our Series B redeemable nonconvertible participating preferred stock (“Series B Shares”) on September 30, 2002. We settled the Series B Shares, along with 283,979 shares of our Series C redeemable nonconvertible participating preferred stock, on June 30, 2004 in exchange for 4,955,278 shares of our common stock.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our Selected Financial Data and our consolidated financial statements and notes appearing elsewhere herein.

Restatement — Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the SEC in which it announced that it was restating previously reported financial statements to correct accounting errors and that such financial statements could no longer be relied upon. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but were material in the aggregate.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. As a result of these errors, all previously issued financial statements contained in the Form 10K/A for the year ended June 30, 2006 have been restated to reflect the additional income tax expense or benefit, as applicable, to correct these errors. The combined impact of these errors resulted in a decrease in net income of $146,000 and an increase in net income of $473,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $1,237,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. As a result of these errors, all previously issued financial statements contained in the Form 10K/A for the year ended June 30, 2006 have been restated to adjust subscription revenue to its proper amount. The combined impact of these errors resulted in a decrease in net income of $229,000 and an increase in net income of $701,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $2,378,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. As a result of this error, all previously issued financial statements contained in the Form 10K/A for the year ended June 30, 2006 have been restated to reflect the additional expense attributable to the misapplication of SFAS 13. The impact of this error resulted in a decrease in net income of $43,000 and an increase in net income of $127,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2005 was $725,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. As a result of this error, all previously issued financial statements contained in the Form 10K/A for the year ended June 30, 2006 have been restated to reflect the additional expense attributable to the Company’s obligation to provide matching contributions on certain 401k deferrals. The impact of this error resulted in a decrease in net income of $219,000 and $84,000 for the years ended June 30, 2006 and 2005, respectively. Since this error originated during fiscal 2005, there was no impact on net income for any periods preceding July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2007 and 2006 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. As a result of these errors, when considered in conjunction with the other errors described above, all previously issued financial statements contained in the Form 10K/A for the year ended June 30, 2006 have been restated to correct and record these other expenses in the proper period. The combined impact of these errors resulted in an increase in net income of $27,000 and $202,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $855,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2007 and 2006 as a result of this adjustment.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. As a result of this error, the Consolidated Statement of Cash Flows for year ended June 30, 2006, as presented in the Form 10K/A for the year ended June 30, 2006, has been restated to present the impact of these capital expenditures as a cash outflow from investing activities for the year ended June 30, 2006. There was no effect on the Company’s Consolidated Statement of Cash Flows for year ended June 30, 2007. There was no effect on the Company’s Consolidated Statement of Operations for the years ended June 30, 2006 and 2007, as a result of this adjustment.

Management’s Overview

Positive fundamental drivers within our industry remain strong and continue to benefit us. We continued to experience an increasing demand for our services evidenced by steady growth in revenue and transport volume. Consolidated net revenue for fiscal 2007 increased $17.1 million (3.8%) over fiscal 2006 despite the increased pressure we have experienced in uncompensated care. New contract revenue accounted for $6.5 million of this revenue growth and we benefited from three new 911 emergency response contracts, four new significant non-emergency contracts, one new master fire contract and one new airport fire contract. In addition, the company renewed ten key 911 emergency response contracts and two industrial fire contracts.

The increase we have experienced in uncompensated care stabilized during fourth quarter and ended the year at 14.7% of gross revenue. We continue to be pleased with our implementation of internal initiatives designed to reduce write-offs associated with uncompensated care and expect this percentage to reduce further in the coming quarters.

During Fiscal 2007, we experienced heightened competition for paramedic and EMTs within specific markets driving increases in payroll expense. We believe the competitive pressure has stabilized and do not expect to see the level of increases in payroll expense during fiscal 2008 that we saw in fiscal 2007.

Operations continue to generate consistent cash flows to support our deleveraging objectives to pay down the Term B loan.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 23 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. As of June 30, 2007, we had approximately 95 exclusive contracts to provide 911 emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services.

For the year ended June 30, 2007, approximately 43% of our ambulance transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 57% of our ambulance transports for the same period. Combined, the ambulance services generated 84% of net revenue for 2007. The balance of net revenue for 2007 was generated from private fire protection services, airport, home healthcare services and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the number of ambulance transports we take, the amount we expect to collect per transport and the costs we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Net Medical Transport APC (1)	$335	$342	$331
DSO (2)	65	64	53
EBITDA (3)	$44,539	$53,299	$46,050
Adjusted EBITDA	$45,738	$52,633	$46,504
Medical Transports (4)	1,091,340	1,045,722	1,006,697
Wheelchair Transports (5)	85,406	80,781	70,499

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for discounts applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of Earnings Before Interest, Taxes, Depreciation and Amortization including goodwill impairment (“EBITDA”) and adjusted EBITDA.
(4)	Defined as emergency and non-emergency medical transports from continuing operations.
(5)	Defined as non-emergency, non-medical transports from continuing operations.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA is defined as earnings before Interest Expense (Income), Taxes and Depreciation and Amortization, including Goodwill Impairment. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Income (loss) from continuing operations	$(1,276)	$8,827	$87,222
Add (deduct):
Depreciation and amortization	12,132	11,118	10,530
Goodwill impairment	662	—	—
Interest expense on borrowings	21,543	21,763	24,897
Amortization of deferred financing costs	2,191	2,367	2,604
Accretion of 12.75% Senior Discount Notes	7,784	6,895	2,066
Interest income	(517)	(548)	(292)
Income tax (benefit) provision	1,609	10,749	(87,659)

EBITDA from continuing operations	44,128	61,171	39,368
EBITDA from discontinued operations	411	(7,872)	6,682

Total EBITDA	44,539	53,299	46,050

The items listed below have not been included as adjustments in the above calculation of EBITDA:
Stock-based compensation (benefit) expense	(7)	28	—
(Gain) loss on sale of property and equipment	(614)	(1,412)	454
Debt amendment fees	214	718	—
Executive severance	1,606	—	—

Adjusted EBITDA from all operations	45,738	52,633	46,504

Increase (decrease):
Items added back to arrive at EBITDA from continuing operations	(45,404)	(52,344)	47,854

Items added back to arrive at EBITDA from discontinued operations:
Income tax benefit (provision) on discontinued operations	(144)	3,140	(2,142)
Interest income on discontinued operations	—	—	6
Depreciation and amortization on discontinued operations	—	(233)	(1,024)
Goodwill impairment in discontinued operations	—	(982)	—
Items added back to arrive at Adjusted EBITDA	(1,199)	666	(454)
Depreciation and amortization	12,132	11,351	11,554
Non-cash adjustments to insurance claims reserves	(4,674)	(8,440)	(6,725)
Accretion of 12.75% Senior Discount Notes	7,784	6,895	2,066
Deferred income taxes	656	5,299	(88,427)
Amortization of deferred financing costs	2,191	2,367	2,604
(Gain) loss on sale of property and equipment	(614)	(1,412)	454
Goodwill impairment	662	982	—
Earnings of minority shareholder	1,389	759	102
Stock based compensation (benefit) expense	(7)	28	—
Non-cash portion of loss on early extinguishment of debt	—	—	5,668
Tax benefit from the exercise of stock options	—	—	2,202
Amortization of debt discount	—	—	17
Changes in operating assets and liabilities	11,132	5,387	4,596

Net cash provided by operating activities	$29,642	$26,096	$24,855

Fiscal 2007 consolidated EBITDA decreased over fiscal 2006 by $8.8 million due primarily to a $16.4 million reduction in operating income excluding depreciation and goodwill impairment in fiscal 2007 offset by an increase in EBITDA from discontinued operations.

Fiscal 2006 consolidated EBITDA increased over fiscal 2005 by $7.2 million due to the negative impact of an $8.2 million loss on early extinguishment of debt in fiscal 2005. Additionally, a gain on the sale of real estate located in Arizona contributed $1.3 million to EBITDA in fiscal 2006.

For fiscal 2005, consolidated EBITDA of $46.1 million decreased $1.4 million, from $47.5 million in fiscal 2004. The decrease can be primarily attributed to the loss on early extinguishment of debt of $8.2 million, of which $5.7 million was non-cash.

Factors Affecting Operating Results

Change in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Ability to Effect Rate Increases

Our operating results are affected directly by the number of self-pay ambulance transport services we provide and the associated lower collection rates experienced with this payer group. To offset higher costs of uncompensated care we may experience with the self-pay payers, we submit requests to increase commercial insurance rates to the state or local government agencies that regulate the rates we can charge for ambulance services. Our ability to negotiate rate increase on a timely basis to offset increases in uncompensated care may impact our operating performance.

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency ambulance services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. While we make every attempt to negotiate subsidies to support the level of medical services we provide, not all authorities will agree to provide such subsidies. As a result, we incur write-offs for uncompensated care in the normal course of providing ambulance services.

	Years Ended June 30,
	2007	2006	2005
Non-covered services	19%	19%	18%
Co-Pay/Deductible	8%	9%	10%
Non-medically necessary	15%	12%	13%
Self-Pay	58%	60%	59%

Total	100%	100%	100%

The majority, 58%, of our uncompensated care write-off’s in fiscal 2007 were generated from self-pay accounts. The balance of our uncompensated care write-offs in fiscal 2007 were from; (1) non-covered services (19%); (2) non-medically necessary transports (15%), and; (3) unpaid balances due for co-pay and deductible amounts from Medicare and commercial insurance beneficiaries (8%). These components are described in detail below;

Non-covered services: Certain commercial healthcare insurance programs do not feature a benefit for non-emergency ambulance services. In the event commercially insured patients are transported and their insurance companies subsequently inform us the transports were not covered services, the unpaid balances become self-pay accounts.

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

Non-medically necessary transports: We make every effort to determine medical necessity, for non-emergency services, prior to transporting a patient; however, there are times when Medicare, Medicaid or a commercial insurance provider may, on a retrospective review, deem the transport not medically necessary and deny reimbursement. In these cases, the unpaid balances become self-pay accounts.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percentage of our transport mix in the twelve months of fiscal 2007 to 11.2% as compared to 10.9% in fiscal 2006. We believe this increase is aligned with overall U.S. healthcare insurance trends.

Other factors that may, positively or negatively, impact the overall dollars associated with uncompensated care include: (1) rate increases and (2) changes in transport volumes among the payer groups.

1. On a periodic basis, we evaluate our cost structure within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and self-pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are self-pay patients can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in the uncompensated care.

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

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency response business, significant wait times associated with emergency rooms that delay redeployment and market-specific shortages of qualified paramedics and emergency medical technicians which affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

Results of Operations

Fiscal 2007 Compared To Fiscal 2006 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2007 and 2006 The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2007	% of Net Revenue	2006 (As restated)	% of Net Revenue	Change	% Change
Net revenue	$467,611	100.0%	$450,527	100.0%	$17,084	3.8%

Operating expenses:
Payroll and employee benefits	291,311	62.3%	268,850	59.7%	22,461	8.4%
Depreciation and amortization	12,132	2.6%	11,118	2.5%	1,014	9.1%
Other operating expenses	112,628	24.1%	107,915	24.0%	4,713	4.4%
Auto/general liability insurance	18,094	3.9%	13,143	2.9%	4,951	37.7%
Loss on goodwill impairment	662	0.1%	—	0.0%	662	100.0%
(Gain) loss on sale of assets	61	0.0%	(1,311)	(0.3%)	1,372	#

Total operating expenses	434,888	93.0%	399,715	88.7%	35,173	8.8%

Operating income	32,723	7.0%	50,812	11.3%	(18,089)	(35.6%)
Interest expense	(31,518)	(6.7%)	(31,025)	(6.9%)	(493)	(1.6%)
Interest income	517	0.1%	548	0.1%	(31)	(5.7%)

Income from continuing operations before income taxes and minority interest	1,722	0.4%	20,335	4.5%	(18,613)	(91.5%)
Income tax provision	(1,609)	(0.3%)	(10,749)	(2.4%)	9,140	85.0%
Minority interest	(1,389)	(0.3%)	(759)	(0.2%)	(630)	(83.0%)

Income (loss) from continuing operations	(1,276)	(0.3%)	8,827	2.0%	(10,103)	#
Income (loss) from discontinued operations, net of income taxes	267	0.1%	(5,947)	(1.3%)	6,214	#

Net income (loss)	$(1,009)	(0.2%)	$2,880	0.6%	$(3,889)	#

Income (loss) per share
Basic—
Income (loss) from continuing operations	$(0.05)		$0.36		$(0.41)
Income (loss) from discontinued operations	0.01		(0.24)		0.25

Net income (loss)	$(0.04)		$0.12		$(0.16)

Diluted—
Income (loss) from continuing operations	$(0.05)		$0.36		$(0.41)
Income (loss) from discontinued operations	0.01		(0.24)		0.25

Net income (loss)	$(0.04)		$0.12		$(0.16)

Average number of common shares outstanding—Basic	24,604		24,359		245

Average number of common shares outstanding—Diluted	24,604		24,842		(238)

# — Variances over 100% not displayed.

Our results for the year ended June 30, 2007 reflect an increase in net revenue of $17.1 million, or 3.8% compared to the fiscal year ended June 30, 2006. The $3.9 million decrease in net income is attributable to a decrease of $10.1 million in income from continuing operations offset by a decrease in losses from discontinued operations of $6.2 million.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2007	2006 (As restated)	$ Change	% Change
Ambulance services	$394,074	$383,789	$10,285	2.7%
Other services	73,537	66,738	6,799	10.2%

Total net revenue	$467,611	$450,527	$17,084	3.8%

Ambulance Services

The $10.3 million increase in ambulance services revenue was driven by $6.5 million in new contract revenue and $3.8 million in same service area revenue. The increase in same service area revenue included $1.6 million of new subsidy revenue and was offset by a $0.7 million reserve for a change in estimate related to a review of levels of service provided to certain patients. The increase in same service area revenue also includes the impact of a $6.3 million decrease in net medical transport APC due to higher levels of uncompensated care.

Below we provide two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Years Ended June 30,
	2007	2006	Change	% Change
Same service area	1,073,122	1,045,722	27,400	2.6%
New contract	18,218	N/A	18,218	#

Medical transports	1,091,340	1,045,722	45,618	4.4%

# — Variances over 100% not displayed

Medical transportation volume increased 4.4% in fiscal 2007. This increase was a result of same service area growth of 27,400 transports and new contract transport growth of 18,218, which is due to our new contracts in Missouri, Utah and Washington.

	Years Ended June 30,
	2007	2006	Transport Change	% Change
Emergency medical transports	506,615	466,928	39,687	8.5%
Non-emergency medical transports	584,725	578,794	5,931	1.0%

Total medical transports	1,091,340	1,045,722	45,618	4.4%
Wheelchair transports	85,406	80,781	4,625	5.7%

Total transports	1,176,746	1,126,503	50,243	4.5%

We have experienced our most significant increase in transports from the emergency 911 sector.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross medical ambulance revenue, totaled $286.2 million and $249.7 million for fiscal 2007 and 2006, respectively. The increase of $36.5 million is primarily a result of rate increases and a change in payer mix in certain markets. Uncompensated care as a percentage of gross medical ambulance revenue was 14.7% and 13.3% for fiscal 2007 and 2006, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denial for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowances and uncompensated care are reflected as a reduction of gross medical ambulance revenue. A reconciliation of gross medical ambulance revenue to net medical ambulance revenue is included in the table below (in thousands):

	Years Ended June 30,
	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Gross Revenue	$797,573	100.0%	$730,829	100.0%	$66,744	9.1%
Contractual Discounts	(286,240)	(35.9%)	(249,735)	(34.2%)	(36,505)	(14.6%)
Uncompensated Care	(117,259)	(14.7%)	(97,305)	(13.3%)	(19,954)	(20.5%)

Net Medical Ambulance Revenue	$394,074	49.4%	$383,789	52.5%	$10,285	2.7%

Net Medical Transport APC

Our net medical transport APC for fiscal 2007 was $335 compared to $342 for fiscal 2006. The 2.0% decrease reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency response sector, increase in the number of basic life support versus advanced life support transports provided and an increase in uncompensated care in addition to a $0.7 million reserve for a change in estimate related to a review of levels of service provided to patients in the West Segment.

Other Services

The $6.8 million increase in other services revenue is primarily due to a $2.9 million increase in master contract fire fees associated with our industrial and airport contracts including our new Sarasota, Florida airport contract which we entered into in October 2006. Additionally, fire subscription revenue increased $4.1 million, or 9.6%.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits expense was $291.3 million, or 62.3% of net revenue for fiscal 2007, an increase of $22.4 million from $268.9 million, or 59.7% of net revenue for fiscal 2006. The increase included a $3.7 million increase in employee health insurance expense due to higher claims paid under our self-insured program, a $2.2 million increase in headcount as a result of hiring paramedics in our San Diego operation that were historically independent contractors and thus reflected in other operating expenses, a $1.6 million increase in executive severance expense, a $1.6 million increase in workers compensation expense, and the balance due to competitive wage increases within specific markets to counter paramedic shortages and increased transport volume. These increases were partially offset by a $4.3 million decrease in management incentive plan accrual.

The increase in workers compensation expense is primarily due to $5.8 million positive actuarial claims adjustment recognized in 2007 compared to a $7.6 million positive actuarial claims adjustment recognized in 2006.

Depreciation and Amortization

The increase in depreciation and amortization of $1.0 million or 9.1% in the 2007 fiscal year versus 2006 fiscal year is primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses were $112.6 million, or 24% of net revenue for fiscal 2007, an increase of $4.7 million from $107.9 million, or 24% of net revenue for fiscal 2006. The dollar increase in other operating expenses included a $1.5 million increase in medical supplies due to transport volume, a $0.8 million increase in fuel costs, a $1.4 million increase in leased property expense, a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies in Ohio during 1997-2001, offset by a decrease in independent contractors expense as a result of hiring paramedics in our San Diego operation that are now recorded in payroll expense.

Auto/General Liability

The auto/general liability expense was $18.1 million, or 3.9% of net revenue for fiscal 2007, an increase of $5.0 million from $13.1 million, or 2.9% for fiscal 2006. The increase is due primarily to $1.1 million negative actuarial claims adjustment recognized in 2007 compared to a $2.8 million positive actuarial claims adjustment recognized in 2006. In addition, we expensed a settlement of $0.9 million related to third party administrative fees.

Gain on Sale of Assets

The decrease in gain on sale of assets was due to a $1.3 million gain on the sale of real estate located in Arizona recognized during fiscal 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense of $0.5 million was primarily due to the continued non-cash accretion of our Senior Discount Notes, which totaled $7.8 million in fiscal 2007 as compared to $6.9 million in fiscal 2006 offset by a decrease in interest expense on our term loan B as a result of $19.0 million of unscheduled prepayments made during fiscal 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income. The increase in minority interest expense during fiscal 2007 is due to increased net income, which is attributable to a $0.8 million increase in subsidy revenue as well as a 5% increase in transport volume.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During fiscal 2007, we recorded a $1.6 million income tax provision related to continuing operations. This provision includes $0.8 million of deferred income tax provision, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

Pretax income in fiscal 2007 was lower than in fiscal 2006. As a result, permanent differences not deductible calculating taxable income and state income taxes, as discussed below, had a much larger impact on the effective tax rate. During fiscal 2007 the continuing operations tax provision results in an effective tax rate of 93.4%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation, lobbying expenses, and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 49.7%. The effective income tax rate applicable to continuing operations also includes 48.3% related to state income taxes (net of federal benefit). This is significantly higher than the 3.5% state tax effective rate we expect based on our current operations and structure. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

During fiscal 2006, we recorded a $10.7 million income tax provision related to continuing operations. This provision includes $9.1 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

During fiscal 2006, the continuing operations tax provision resulted in an effective tax rate of 52.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 7.3%. Additionally, the effective tax rate reflects $0.8 million of adjustments to prior year tax provisions, which increased the effective tax rate by 4.0%. The effective income tax rate applicable to continuing operations also includes 7.8% related to state income taxes (net of federal benefit). This is significantly higher than the 3.5% state tax effective rate we expect based on our current operations and structure. This current year increase in the state tax effective rate relates primarily to management’s assessment of the realizability of certain state net operating loss carryforwards.

We still maintain a valuation allowance of $30.8 million against deferred tax assets that we do not believe will be realized. The valuation allowance includes $21.0 million related to capital loss carryforwards and $9.8 million related to state net operating loss carryforwards.

Fiscal 2007 Compared To Fiscal 2006 — Segments

Overview

We have four regional reporting segments which correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	Georgia, New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire) Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona, New Mexico, Oregon (fire)

West	California (ambulance), Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides emergency and non-emergency response services while other services are predominantly in the South and Southwest segments. During the 2007 fiscal third quarter, we determined that certain characteristics of our Utah operation were more similar to the characteristics of operations residing in our

West segment. As a result, the results of operations pertaining to Utah were reclassified from the Southwest segment to the West segment. The prior period information has been restated to reflect this reclassification.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, loss on goodwill impairment, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact net medical ambulance revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other revenue are fire subscription rates and the number of subscribers. These drivers can vary significantly from market to market and also can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	Mid-Atlantic
	2007	2006 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$97,216	$94,119	$3,097	3.3%
Other services	3,780	3,867	(87)	(2.2%)

Total net revenue	$100,996	$97,986	$3,010	3.1%

Segment profit	$16,816	$16,228	$588	3.6%
Segment profit margin	16.7%	16.6%
Medical transports	287,460	288,648	(1,188)	(0.4%)
Wheelchair transports	23,893	22,110	1,783	8.1%
Net Medical Transport APC	$314	$303	$11	3.6%
DSO	53	58	(5)	(8.6%)

Revenue

Net revenue for the year ended June 30, 2007 was $101.0 million, an increase of $3.0 million, or 3.1% from $98.0 million for the same period in the prior year. The increase in net revenue was due primarily to $3.5 million increase in net medical transport APC, offset by $0.4 million decrease in same service area transport growth. The net decrease in medical transports of 1,188 (0.4%) primarily reflects the continued trend we see in a decreasing population base within our New York and Pennsylvania markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market. The increase in wheelchair transports is a function of the broad range of services provided to our non-emergency medical ambulance customers.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 were $55.8 million, or 55% of net revenue, compared to $56.6 million, or 58% of net revenue, for the year ended June 30, 2006. The $0.8 million decrease is primarily due to a reduction in crew overtime costs.

Operating Expenses

Operating Expenses, including auto/general liability expense, for the year ended June 30, 2007 were $22.8 million, or 23% of net revenue, compared to $22.1 million or 23% of net revenue, for the year ended June 30, 2006. This increase is primarily due to a $1.3 million reserve related to negotiations surrounding alleged billing inaccuracies within our Ohio operation between the periods 1997-2001 offset by a decrease in various other vehicle and operating expenses of which individually are not significant.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers compensation and auto/general liability expense.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	South
	2007	2006 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$70,645	$64,172	$6,473	10.1%
Other services	23,379	21,562	1,817	8.4%

Total net revenue	$94,024	$85,734	$8,290	9.7%

Segment profit	$8,399	$9,280	$(881)	(9.5%)
Segment profit margin	8.9%	10.8%
Medical transports	252,354	233,335	19,019	8.2%
Wheelchair transports	17,696	13,183	4,513	34.2%
Net Medical Transport APC	$259	$256	$3	1.2%
Fire subscriptions	34,304	34,740	(436)	(1.3%)
DSO	59	75	(16)	(21.3%)

Revenue

Net revenue for the year ended June 30, 2007 was $94.0 million, an increase of $8.3 million, or 9.7%, from $85.7 million for the same period in the prior year. The increase in net revenue was due primarily to $4.3 million in same service area transport growth, $1.3 million in new contracts and a $0.9 million increase in our net medical transport APC of 1.2% or $3 per transport. New contracts for the period include two exclusive 911 contracts in the Missouri and Tennessee markets. The increase in other services revenue was due primarily to a $1.6 million increase in master contract fire revenue and $0.4 million of fire subscription revenue. The same service area revenue growth includes $0.4 million of increased subsidies. The growth in master fire contract fees is largely a result of the Sarasota, Florida airport fire contract entered into October 2006.

Payroll and employee benefits

Payroll and employee benefits for the year ended June 30, 2007 were $59.5 million, or 63% of net revenue, compared to $54.1 million, or 63% of net revenue, for the year ended June 30, 2006.

Operating Expenses

Operating expenses, including auto/general liability expense, for the year ended June 30, 2007 were $21.0 million, or 22% of net revenue, compared to $19.5 million or 23% of net revenue for the year ended June 30,

2006. The increase is due to operating supplies and fuel expense as a result of higher transport volumes in addition to increased professional fees related to union negotiations and responses to requests for proposals.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers compensation and auto/general liability expenses.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	Southwest
	2007	2006 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$129,099	$131,453	$(2,354)	(1.8%)
Other services	45,369	40,648	4,721	11.6%

Total net revenue	$174,468	$172,101	$2,367	1.4%

Segment profit	$15,422	$26,737	$(11,315)	(42.3%)
Segment profit margin	8.8%	15.5%
Medical transports	260,541	257,678	2,863	1.1%
Wheelchair transports	12,399	15,190	(2,791)	(18.4%)
Net Medical Transport APC	$483	$499	$(16)	(3.2%)
Fire subscriptions	91,562	93,852	(2,290)	(2.4%)
DSO	59	54	5	9.3%

Revenue

Net revenue for the year ended June 30, 2007 was $174.5 million, an increase of $2.4 million, or 1.4%, from $172.1 million for the same period in prior year. The increase in net revenue was due primarily to a $4.7 million increase in other services revenue including a master fire contracts revenue increase of $1.3 million and a $3.7 million increase in fire subscription services revenue offset by offset by a decline of $0.3 million in wildland forestry services. The increase in other services revenue was offset by reduced ambulance services revenue of $2.4 million including a $1.4 million increase in same service area transport growth less a $3.8 million decrease in net medical transport APC. The $1.4 million increase in same service area transport growth includes $0.4 million of additional subsidies received in fiscal 2007 as compared with fiscal 2006.

Payroll and employee benefit

Payroll and employee benefits for the year ended June 30, 2007 were $108.4 million, or 62% of net revenue, compared to $98.9 million, or 58% of net revenue for the year ended June 30, 2006. The $9.5 million increase is primarily due to wage increases in the Arizona market to counter paramedic shortages and retain existing workforce, increased headcount, increased defined benefit plan costs for certain union employees, and increased employee health insurance cost.

Operating Expenses

Operating expenses, including auto/general liability costs, for the year ended June 30, 2007 were $41.2 million, or 24% of net revenue, compared to $42.9 million, or 25% of net revenue for the year ended June 30, 2006. The decrease is due to a net reduction in administrative expenses, such as franchise protection costs and non-capital equipment, offset by higher property lease expenses.

In addition, corporate overhead allocation increased resulting from higher employee health insurance, workers compensation and auto/general liability expense.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	West
	2007	2006 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$97,114	$94,045	$3,069	3.3%
Other services	1,009	661	348	52.6%

Total net revenue	$98,123	$94,706	$3,417	3.6%

Segment profit	$4,880	$9,685	$(4,805)	(49.6%)
Operating margin	5.0%	10.2%
Medical transports	290,985	266,061	24,924	9.4%
Wheelchair transports	31,418	30,298	1,120	3.7%
Net Medical Transport APC	$290	$309	$(19)	(6.1%)
DSO	95	77	18	23.4%

Revenue

Net revenue for the year ended June 30, 2007 was $98.1 million, an increase of $3.4 million, or 3.6%, from $94.7 million for the same period in 2006. The increase in our net revenue was due primarily to $5.2 million in new contract revenue offset by a $2.1 million decrease in same service area revenue. New contracts in the period included three non-emergency preferred provider arrangements in Washington and California. The decrease in same service revenue was due to a $5.8 million decrease in net medical transport APC, offset by a $3.6 million increase in same service area transport growth. The reduction in net medical transport APC of 6.1%, or $19 per transport is due to the mix of payers being transported, increased uncompensated care and a $0.7 million reserve for a change in estimate related to a review of levels of service provided to certain patients. The net increase in medical transport growth of 24,924 or 9.4% was due to growth in the Pacific Northwest, Utah and Florida markets. The $3.6 million increase in same service area transport growth is also attributable to $0.8 million of additional subsidies received in fiscal 2007 as compared with fiscal 2006.

Payroll and employee benefit

Payroll and employee benefits for the year ended June 30, 2007 was $57.2 million, or 58%, of net revenue, compared to $50.7 million, or 54% of net revenue for the year ended June 30, 2006. The $6.5 million increase is attributable to headcount required under new contracts, a $2.2 million increase as a result of hiring paramedics in the San Diego operation that were previously independent contractors and to a lesser extent wage increases to counter paramedic shortages and same service area transport growth.

Operating Expenses

Operating expenses, including auto/general liability costs, for the year ended June 30, 2007 were $32.7 million, or 33% of net revenue, compared to $32.3 million, or 34% of net revenue for the year ended June 30, 2006. The increase is due to an increase in operating supplies and vehicle costs associated with higher transport volume in addition to an increase in professional fees related to responses to requests for proposals and contract renewals.

In addition, corporate overhead allocations increased resulting from higher employee health insurance, workers compensation and auto/general liability expenses.

Results of Operations

Fiscal 2006 Compared To Fiscal 2005 — Consolidated

Overview

The following table sets forth a comparison of certain items from our consolidated statements of operations for fiscal 2006 and 2005. The comparison includes the line items expressed as a percentage of net revenue as well as the dollar value and percentage change in each line item (in thousands, except per share amounts):

	Years Ended June 30,
	2006 (As restated)	% of Net Revenue	2005 (As restated)	% of Net Revenue	Change	% Change
Net revenue	$450,527	100.0%	$420,484	100.0%	$30,043	7.1%

Operating expenses:
Payroll and employee benefits	268,850	59.7%	257,910	61.3%	10,940	4.2%
Depreciation and amortization	11,118	2.5%	10,530	2.5%	588	5.6%
Other operating expenses	107,915	24.0%	98,480	23.4%	9,435	9.6%
Auto/general liability insurance expense	13,143	2.9%	16,382	3.9%	(3,239)	(19.8%)
(Gain) loss on sale of assets	(1,311)	(0.3%)	72	—	(1,383)	#

Total operating expenses	399,715	88.7%	383,374	91.2%	16,341	4.3%

Operating income	50,812	11.3%	37,110	8.8%	13,702	36.9%
Interest expense	(31,025)	(6.9%)	(29,567)	(7.0%)	(1,458)	(4.9%)
Interest income	548	0.1%	292	0.1%	256	87.7%
Loss on early extinguishment of debt	—	—	(8,170)	(1.9%)	8,170	100%

Income (loss) from continuing operations before
income taxes and minority interest	20,335	4.5%	(335)	(0.1%)	20,670	#
Income tax (provision) benefit	(10,749)	(2.4%)	87,659	20.8%	(98,408)	#
Minority interest	(759)	(0.2%)	(102)	—	(657)	#

Income from continuing operations	8,827	2.0%	87,222	20.7%	(78,395)	(89.9%)
Income (loss) from discontinued operations, net of income taxes	(5,947)	(1.3%)	3,522	0.8%	(9,469)	#

Net income	$2,880	0.6%	$90,744	21.6%	$(87,864)	(96.8%)

Income (loss) per share
Basic—
Income from continuing operations	$0.36		$3.84		$(3.48)
Income (loss) from discontinued operations	(0.24)		0.16		(0.40)

Net income	$0.12		$4.00		$(3.88)

Diluted—
Income from continuing operations	$0.36		$3.62		$(3.26)
Income (loss) from discontinued operations	(0.24)		0.15		(0.39)

Net income	$0.12		$3.77		$(3.65)

Average number of common shares outstanding—Basic	24,359		22,674		1,685

Average number of common shares outstanding—Diluted	24,842		24,105		737

# — Variances over 100% not displayed.

Our results for the year ended June 30, 2006 reflect a $87.9 million decrease in net income attributable to an increase of $20.7 million in income from continuing operations before income taxes and minority interest offset by a $98.4 million decrease in income tax benefits, a $0.7 million decrease in minority interest and a $9.5 million increase in losses related to discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue (in thousands):

	Years Ended June 30,
	2006 (As restated)	2005 (As restated)	$ Change	% Change
Ambulance services	$383,789	$358,973	$24,816	6.9%
Other services	66,738	61,511	$5,227	8.5%

Total net revenue	$450,527	$420,484	$30,043	7.1%

Ambulance Services

The $24.8 million increase in ambulance services revenue was driven by $11.0 million in new contract revenue and $13.8 million in same service area revenue. The new contract revenue related to markets in Washington, Oregon, New Mexico, Utah, and Florida. Approximately $8.4 million of the increase in same-service area revenue related to increased rates and the balance of $5.4 million was due to increased transports.

Below we provide two tables providing fiscal year comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair;

	Years Ended June 30,
	2006	2005	Change	% Change
Same service area	1,012,736	1,006,697	6,039	0.6%
New Contracts	32,986	N/A	32,986	N/A

Medical transports	1,045,722	1,006,697	39,025	3.9%

Medical transportation volume increased 3.9% in fiscal 2006. The increase was a result of same service area growth of transports and new contract transport growth of 32,986 in our Washington, Oregon, New Mexico, Utah and Florida markets.

	Years Ended June 30,
	2006	2005	Transport Change	% Change
Emergency/Non-Emergency	1,045,722	1,006,697	39,025	3.9%
Wheelchair	80,781	70,499	10,282	14.6%

Total transports	1,126,503	1,077,196	49,307	4.6%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross medical ambulance revenue, totaled $249.7 million and $214.5 million for fiscal 2006 and 2005, respectively. The increase of $35.2 million is primarily a result of rate increases and a change in payer mix in certain markets. Uncompensated care as a percentage of gross medical ambulance revenue was 13.3% and 12.4% for fiscal 2006 and 2005, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denials for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowance and uncompensated care are reflected as a reduction of gross medical ambulance revenue. A reconciliation of gross medical ambulance revenue to net medical ambulance revenue is included in the table below (in thousands)

	Years Ended June 30,
	2006	% of Net Revenue	2005	% of Net Revenue	$ Change	% Change
Gross Revenue	$730,829	100.0%	$654,339	100.0%	$76,490	11.7%
Contractual Allowances	(249,735)	(34.2%)	(214,503)	(32.8%)	(35,232)	16.4%
Uncompensated Care	(97,305)	(13.3%)	(80,863)	(12.4%)	(16,442)	20.3%

New Medical Ambulance Revenue	$383,789	52.5%	$358,973	54.8%	$24,816	6.9%

Net Medical Transport APC

Our net medical transport APC for fiscal 2006 was $342 compared to $331 for fiscal 2005. The 3.3% increase reflects four drivers: increased transport rates, changes in the number of basic life support versus advanced life support transports, changes in uncompensated care and changes in payer mix.

Other Services

The $5.2 million increase in other services revenue is primarily due to fire subscription revenue growth totaling $4.3 million, or 11.2%, of which $3.3 million was related to higher subscription rates and $1.0 million was related to an increase in the number of subscribers. Additionally, master fire fees increased by $1.4 million due to increases in various master fire contract rates.

Operating Expenses

Payroll and Employee Benefits

The overall increase in payroll and employee benefits is primarily due to greater medical transport activity and general wage rate increases which resulted in higher salary expense of $18.3 million. Approximately $4.8 million of this increase related to the impact of new service areas. These increases were partially offset by a $4.9 million year over year reduction in workers’ compensation expense due to improved claims history and continuing overall favorable insurance trends and a $3.5 million decline in management incentive expense due in part to bonuses of $4.5 million paid during fiscal 2005 associated with our debt refinancing activities. Payroll and employee benefits as a percentage of net revenue decreased from 61.3% to 59.7% primarily due to the reduction in workers’ compensation expense and management incentive expense described above.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to higher depreciation expense as a result of increased capital expenditures during fiscal 2006 and 2005, partially offset by a $0.4 million write-off of a non-compete covenant in the prior year.

Other Operating Expenses

The increase in other operating expenses was principally due to a $2.6 million increase in fuel expense primarily driven by an overall increase in the cost of fuel, higher professional fees of $2.5 million which include legal expenses related to market share protection efforts in certain markets and a fee related to an amendment of our credit facility, a $2.0 million increase in contractual service and management fees related to the increased number of transports and increases in other miscellaneous operating expenses, none of which were individually significant.

Auto/General Liability

The $3.2 million decrease in insurance expense is due primarily to a $2.8 million positive actuarial claims adjustment recognized in 2006 compared to a $0.4 million negative actuarial adjustment recognized in 2005.

Gain on Sale of Assets

We recognized a $1.3 million pre-tax gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Cash proceeds from this transaction totaled $1.6 million.

Interest Expense

The increase in interest expense is primarily due to a higher average effective interest rate including a $4.8 million increase in non-cash interest expense related to the accretion of our 12.75% Senior Discount Notes as well as a $0.4 million increase in the write-off of debt issuance costs associated with unscheduled Term Loan B principal payments made during fiscal 2006. This increase is partially offset by interest savings stemming from the lower average Term Loan B principal balance.

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

Income Tax Provision

During fiscal 2005, we recorded an $87.6 million income tax benefit related to continuing operations, of which $87.3 million was the result of the release of a valuation allowance that was offsetting our net deferred tax asset (primarily our net operating loss carryforwards). The tax benefit associated with the valuation allowance release was partially offset by state income taxes and Federal Alternative Minimum Tax. Beginning in fiscal 2006, we are primarily recognizing deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

The valuation allowance was established beginning in fiscal 2000 as a result of substantial financial and taxable losses arising from the Company’s restructuring, bad debt write-offs, and impairments as a result of the adoption of SFAS 142. We regularly assessed the recoverability of the deferred tax assets by reviewing factors of past and future profitability. During the fiscal 2005 review of the deferred tax assets, we concluded that there were strong factors indicating that it was more likely than not that the related deferred tax assets would be realized. These factors included cumulative pretax income in prior years, the refinancing of our long-term debt in 2005, which furthered management’s belief that we would realize the value of such released assets, and our financial projections of continuing income in future years. As a result, we released a significant portion of the valuation allowance.

During fiscal 2006, we recorded a $10.7 million income tax provision related to continuing operations. This provision includes $9.1 million of deferred income tax expense, which does not require a current cash payment. The deferred income tax expense results primarily from utilization of tax benefits, primarily resulting from net operating loss carryforwards, generated in prior years.

During fiscal 2006, the continuing operations tax provision resulted in an effective tax rate of 52.9%. This rate differs from the federal statutory rate of 35.0% primarily as the result of recurring expenses that are not deductible for income tax purposes, such as certain executive compensation and a portion of non-cash interest related to our 12.75% Senior Discount Notes. These items increased our effective tax rate by 7.3%. Additionally, the effective tax rate reflects $0.8 million of adjustments to prior year tax provisions, which increased the effective tax rate by 4.0%. The effective income tax rate applicable to continuing operations also includes 7.8% related to state income taxes (net of federal benefit). This is significantly higher than the 3.5% state tax effective rate we expect based on our current operations and structure. This current year increase in the state tax effective rate relates primarily to management’s assessment of the realizability of certain state net operating loss carryforwards.

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

Fiscal 2006 Compared To Fiscal 2005 — Segments

Overview

We have four regional reporting segments which correspond with the manner in which operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	States
Mid-Atlantic	Georgia, New York, Northern Ohio, Pennsylvania
South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin
Southwest	Arizona, New Mexico, Oregon (fire)
West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides ambulance services while other services are predominantly in the South and Southwest segments. During the 2007 fiscal third quarter, we determined that certain characteristics of our Utah operation were more similar to the characteristics of operations residing in our West segment. As a result, the results of operations pertaining to Utah were reclassified from the Southwest segment to the West segment. The prior period information has been restated to reflect this reclassification.

The accounting policies used in the preparation of our consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, segment profitability is defined as income from continuing operations before depreciation and amortization, loss on goodwill impairment, interest, income taxes and minority interests. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only.

The key drivers that impact net medical ambulance revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other revenue are fire subscription rates and the number of subscribers. These drivers can vary significantly from market to market and also can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$94,119	$94,529	$(410)	(0.4%)
Other services	3,867	3,662	205	5.6%

Total net revenue	$97,986	$98,191	$(205)	(0.2%)

Segment profit	$16,228	$13,569	$2,659	19.6%
Operating margin	16.6%	13.8%
Medical transports	288,648	294,739	(6,091)	(2.1%)
Wheelchair transports	22,110	18,778	3,332	17.7%
Net Medical Transport APC	$303	$297	$6	2.0%
DSO	58	56	2	3.6%

Transportation rate increases contributed to a $0.4 million increase in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.8 million decrease in net medical transportation and related services revenue. Net revenue decreased primarily as a result of a change in payer mix in certain markets and an increase in uncompensated care from 9.7% during fiscal 2005 to 10.5% during fiscal 2006 as a percentage of gross medical transportation revenue primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Syracuse and Buffalo, New York. The decrease in transports can be attributed to increased competition for non-emergency medical transportation services, specifically in our Alliance and Columbus, Ohio markets as well as a decline in hospital patient census.

Operating margins improved principally due to effective management of payroll-related costs in relation to transport volume, partially offset by higher other operating expenses.

Payroll-related expense as a percentage of net revenue decreased from 59.9% during fiscal 2005 to 57.8% during fiscal 2006 primarily due to reductions in temporary staffing, health insurance costs and workers’ compensation expense. Other operating expenses as a percentage of revenue grew from 20.6% during fiscal 2005 to 22.6% during the fiscal 2006 primarily driven by a $1.5 million increase in general liability insurance costs and a $0.6 million increase in fuel costs partially offset by declines in other miscellaneous operating costs, none of which were individually significant.

Net Medical Transport APC increased slightly due to rate increases and the change in payer mix in certain markets.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$64,172	$64,867	$(695)	(1.1%)
Other services	21,562	20,751	811	3.9%

Total net revenue	$85,734	$85,618	$116	0.1%

Segment profit	$9,280	$7,507	$1,773	23.6%
Operating margin	10.8%	8.8%
Medical transports	233,335	235,011	(1,676)	(0.7%)
Wheelchair transports	13,183	14,026	(843)	(6.0%)
Net Medical Transport APC	$256	$258	$(2)	(0.8%)
Fire subscriptions	34,740	35,155	(415)	(1.2%)
DSO	75	60	15	25.0%

Transportation rate increases did not contribute to the decrease in net medical transportation and related services revenue while a decline in the number of transports contributed to a $0.7 million decrease in net medical transportation and related services revenue. Medical transport and related services revenue decreased primarily as a result of an increase in uncompensated care from 11.2% during fiscal 2005 to 13.7% during fiscal 2006, as a percentage of gross medical transportation revenue, primarily due to a change in collection patterns stemming from the consolidation of regional billing locations to Indiana, which disrupted collections, and an increase in private pay patients with lower collectibility in certain sectors of Tennessee, Florida and Indiana. Additionally, this segment experienced a change in billing center management that caused a disruption in collections. The decrease in transports can be attributed to increased competition for non-emergency medical transportation services in Cincinnati, Ohio and Lexington, Kentucky, as well as a decline in hospital patient census in Memphis, Tennessee. Higher master fire contract fees and fire subscription rates contributed to net revenue growth despite a slight decline in the number of fire subscriptions.

Operating margins increased due to operational efficiencies, primarily lower other operating expenses as a percentage of net revenue.

Payroll related expense as a percentage of net revenue increased from 61.2% during fiscal 2005 to 63.1% during fiscal 2006 primarily due to a $0.5 million reduction in workers’ compensation expense partially offset by higher scheduled overtime, fill-in wages and temporary staffing due to market-specific shortages of paramedics and EMTs. Other operating expenses as a percentage of revenue declined from 23.6% during fiscal 2005 to 22.7% during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and declines in other miscellaneous operating costs, none of which were individually significant, partially offset by a $0.5 million increase in fuel costs.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC, fire subscriptions and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$131,453	$116,720	$14,733	12.6%
Other services	40,648	35,760	4,888	13.7%

Total net revenue	$172,101	$152,480	$19,621	12.9%

Segment profit	$26,737	$21,181	$5,556	26.2%
Operating margin	15.5%	13.9%
Medical transports	257,678	241,446	16,232	6.7%
Wheelchair transports	15,190	10,192	4,998	49.0%
Net Medical Transport APC	$499	$473	$26	5.5%
Fire subscriptions	93,852	89,973	3,879	4.3%
DSO	54	35	19	54.3%

Transportation rate increases contributed to a $4.9 million increase in net medical transportation and related services revenue while a increase in the number of transports contributed to an $9.8 million increase in net medical transportation and related services revenue. Same service area revenue accounted for $13.4 million of the increase in medical transportation and related services revenue while the remaining $1.3 million resulted from our new service area in Roswell, New Mexico. The gross increase in medical transportation revenue from rate increases was offset by an increase in uncompensated care from 10.7% during fiscal 2005 to 11.5% during fiscal 2006 primarily due to a disruption in collections caused by Medicare patients’ transition to Medicare Advantage plans and an extension of the payment cycle related to Medicaid payers in Arizona. In addition, rate increases that are not recoverable from private pay accounts have affected estimated uncompensated care in this segment. The increase in the number of medical transports was primarily a result of the significant population growth experienced in the states that are included in the Southwest segment. The increase in fire and other services revenue is primarily due to 4.3% growth in the number of fire subscriptions, higher fire subscription rates, increased master fire rates, increased forestry fees and one-time Hurricane Rita relief revenue of $0.5 million recorded during the second quarter of fiscal 2006.

The increase in the segment profit includes a $1.3 million gain on the sale of real estate located in Arizona during the first quarter of fiscal 2006. Excluding the gain on the sale of real estate, operating margins grew slightly by 90 basis points during fiscal 2006 compared to fiscal 2005.

Payroll-related expense as a percentage of net revenue increased from 56.3% during fiscal 2005 to 57.5% during fiscal 2006 primarily due to the growth in transports which has placed constraints on the recruitment and retention of qualified personnel, resulting in increased utilization of overtime and temporary staffing. Other operating expenses as a percentage of revenue increased from 24.3% during fiscal 2005 to 24.9% during fiscal 2006 primarily driven by a $1.3 million increase in professional fees associated with contract negotiations and franchise protection efforts, a $0.9 million increase in vehicle maintenance expense due to an increase in the number of vehicles year over year to support additional transports, a $1.0 million increase in fuel costs and a $0.7 million increase in operating supplies partially offset by a slight decrease in insurance costs and declines in other miscellaneous operating costs, none of which were individually significant.

The increase in Net Medical Transport APC is a result of rate increases in certain markets partially offset by increased provision for uncompensated care as a percentage of gross revenue.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, Net Medical Transport APC and DSO):

	2006 (As restated)	2005 (As restated)	$ Change	% Change
Net Revenue
Ambulance services	$94,045	$82,857	$11,188	13.5%
Other services	661	1,338	(677)	(50.6%)

Total net revenue	$94,706	$84,195	$10,511	12.5%

Segment profit	$9,685	$5,383	$4,302	79.9%
Operating margin	10.2%	6.4%
Medical transports	266,061	235,501	30,560	13.0%
Wheelchair transports	30,298	27,503	2,795	10.2%
Net Medical Transport APC	$309	$299	$10	3.3%
DSO	77	76	1	1.3%

Same service area revenue accounted for $1.5 million of the increase in medical transportation and related services revenue while the remaining $9.7 million resulted from our new service areas in Salem, Oregon, Salt Lake City, Utah, Tacoma, Washington and our new Orlando Regional contract. Approximately $1.5 million of the increase in same service area net medical transportation and related services revenue was due to increased transports while the remainder was due to increased rates. Medical transportation revenue benefited from a decrease in uncompensated care from 19.3% during fiscal 2005 to 19.0% during fiscal 2006 primarily due to improved collections. Our new service areas in Salem, Oregon, Salt Lake City, Utah, Tacoma, Washington and our new Orlando Regional contract resulted in approximately 28,600 additional transports for fiscal 2006. The decline in other services revenue is primarily due to consulting fees recognized in the prior year.

The increase in segment profit was primarily driven by reductions in other operating expenses as a percentage of net revenue partially offset by an increase in the estimated uncompensated care as a percentage of gross medical transportation revenue. The new Orlando Regional contract contributed to the increase in operating margin as a result of economies of scale associated with higher utilization and redeployment of existing resources.

Payroll-related expense as a percentage of net revenue increased slightly from 52.7% during fiscal 2005 to 53.5% during fiscal 2006 primarily due to an increase in fill-in wages and health insurance expense due to growth in transport volume. Other operating expenses as a percentage of revenue decreased from 36.9% during fiscal 2005 to 34.1% during fiscal 2006 primarily driven by a $1.1 million decrease in general liability insurance costs and decreases in other miscellaneous operating costs, none of which were individually significant. This was partially offset by a $1.6 million increase in reimbursements to local ambulance companies that provide services to patients covered under capitated contracts with certain of our hospital customers. We also experienced a $0.6 million increase in fuel costs.

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

Revenue Recognition

Ambulance service revenue is recognized when services are provided and are recorded net of contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance fees that will not be collected and record provisions for both contractual allowances and uncompensated care. The portion of the provision allocated to contractual allowances is based on historical write-offs relating to such contractual allowances as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross medical ambulance fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Discounts applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross medical ambulance revenue, totaled $286.2 million, $249.7 million and $214.5 million for fiscal 2007, 2006 and 2005, respectively. As a percentage of gross medical ambulance revenue, contractual discounts were 35.9%, 34.2% and 32.8% for fiscal 2007, 2006 and 2005, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross medical transportation fee revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on medical transportation revenue from continuing operations totaled $117.3 million, $97.3 million and $80.9 million for fiscal 2007, 2006 and 2005, respectively. The estimate for uncompensated care as a percentage of gross medical transportation services fees was 14.7%, 13.3% and 12.4% for fiscal 2007, 2006 and 2005, respectively.

A 1% change in our estimated collection percentage would change net revenue by $7.7 million for fiscal 2007.

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

Reserves related to workers’ compensation claims totaled $11.0 million and $12.6 million at June 30, 2007 and 2006, respectively. Reserves related to general liability claims totaled $30.6 million and $19.5 million at June 30, 2007 and 2006, respectively.

Property and equipment

We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent a tangible long-lived asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of our gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as discontinued operations, obsolescence, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. We do not anticipate that our current estimates are reasonably likely to change in the future.

Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefits to the company or that extend the useful life of an existing asset are capitalized. The useful lives that we assign to property and equipment represent the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. We believe that the useful lives of our property and equipment expire evenly over time. Accordingly, we depreciate our property and equipment on a straight-line basis over their useful lives.

Goodwill impairment

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

Income tax liabilities

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

We have available to us, upon compliance with certain conditions, $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line of the revolving credit facility. Outstanding letters of credit under this sub-line at June 30, 2007 were zero.

Cash Flow

The table below summarizes cash flow information for fiscal 2007, 2006 and 2005 (in thousands):

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Net cash provided by operating activities	$29,642	$26,096	$24,855
Net cash used in investing activities	(6,271)	(19,568)	(12,372)
Net cash used in financing activities	(20,231)	(21,175)	(11,167)

Operating Activities

For the year ended June 30, 2007 and 2006, we generated cash flow from operating activities of $29.6 million and $26.1 million respectively. Operating cash flows were negatively affected by decreased net income, increased prepaid assets associated with insurance premiums offset by reduced accounts receivable outstanding and decreased non-cash, actuarial insurance claim adjustments compared to prior periods.

For the year ended June 30, 2007, we had a net loss of $1.0 million, compared to net income of $2.9 million for the year ended June 30, 2006. Positive non-cash actuarial insurance claim adjustments were $4.7 million in 2007 down from $8.4 million in 2006. Changes in net operating assets offset the declines and contributed $11.1 million for the year ended June 30, 2007, which included a $5.1 million decrease in accounts receivable, a $1.7 million increase in accounts payable, a $2.2 million increase in accrued liabilities offset by a $3.2 million increase in prepaid assets.

Net cash provided by operating activities totaled $26.1 million in fiscal 2006 compared with $24.9 million in fiscal 2005. The $1.2 million or 4.8% increase is primarily attributable to the net impact of an $87.9 million decrease in net income and a $0.8 million increase in net operating assets offset by a $88.3 million increase in non-cash charges. The decrease in net income is primarily attributable to the recognition of $87.3 million of deferred tax benefits in fiscal 2005 due to management’s determination that the related deferred tax assets, primarily those relating to the Company’s net operating loss carryovers, would be realized in the future. The increase in net operating assets is primarily attributable to an increase in accounts receivable due to growth in medical transportation revenue and slowdown in collections from patients covered by certain forms of government insurance offset by reductions in amounts on deposit with the Company’s insurers. The increase in non-cash expenses is primarily attributable to the recognition in fiscal 2005 of the previously mentioned deferred tax benefits, an increase in the estimate for uncompensated care caused by the previously mentioned growth in medical transportation revenue and lengthening of the collection cycle and the increase in non-cash interest accrued on the Company’s 12.75% Senior Discount Notes during fiscal 2006 which were issued in March 2005 offset by the absence in fiscal 2006 of the non-cash portion of the debt extinguishment charge recognized in fiscal 2005 and the classification of tax benefits from stock option exercises in operating activities in fiscal 2005. As a result of the adoption of SFAS 123(R) effective July 1, 2005, tax benefits from stock option exercises are now classified within financing activities.

Investing Activities

Net cash used in investing activities was $6.3 million for the year ended June 30, 2007, compared to $19.6 million for the year ended June 30, 2006. The $13.3 million decrease was attributable to a $12.4 million net increase in sale of short-term investments and a $1.9 million decrease in capital expenditures offset by a $1.0 million decrease in proceeds received from the sale of assets.

Our capital expenditures for fiscal 2005 totaled $12.5 million. The $2.7 million increase in capital expenditures during fiscal 2006 as compared to fiscal 2005 was due primarily to the entry into the Salt Lake City, Utah market.

Financing Activities

For the year ended June 30, 2007, net cash used in financing activities was $20.2 million, compared to $21.2 million for the year ended June 30, 2006. The $1.0 million decrease was primarily due to a $2.0 million reduction in principal payments under the company’s credit facility, an additional $1.0 million increased funds distributed to minority shareholders under the Company’s San Diego joint venture, and the additional of $0.7 million of debt issuance costs paid pursuant to the company’s amendments four and five under the credit facility.

During fiscal 2006, we made unscheduled principal payments on our Term Loan B totaling $21.0 million. During fiscal 2006, we made $0.3 million in distributions to the City of San Diego, the minority shareholder in our medical services joint venture. In addition, we received $0.7 million of proceeds in connection with the exercise of employee stock options as well as a $0.9 million tax benefit associated with these stock option exercises. Prior to July 1, 2005, the date in which we adopted SFAS 123(R), the tax benefit attributable to the exercise of stock options was classified as a component of net cash provided by operating activities. As such, the fiscal 2005 tax benefit from the exercise of stock options, which totaled $2.2 million, is classified within the operating activities section of the fiscal 2005 consolidated statement of cash flows.

During fiscal 2005, we made an unscheduled principal payment on our Term Loan B of $7.0 million. We also repaid the balance of our prior Senior Notes and prior credit facility, which totaled $302.6 million. These repayments were offset by net proceeds of $310.2 million received in connection with our 2005 refinancing transaction. The net proceeds from this transaction consisted of $125.0 million from our Senior Subordinated Notes offering, $50.2 million from our Senior Discount Notes offering and $135.0 million under our 2005 Credit Facility. In addition, we paid $13.5 million in costs associated with securing the new debt which have been capitalized and are being amortized to interest expense over the term of the debt. See further discussion under Refinancing Activities below. During fiscal 2005 we also received cash proceeds of $3.1 million from the exercise of employee stock options.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at June 30, 2007. Due to the restatement of the 2006 and 2005 financial statements, we did not timely file this Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of this report with the SEC. See Credit Facility Amendments below and Note to the consolidated financial statements. See Credit Facility Amendments below and Note 20 to the consolidated financial statements.

Credit Facility Amendments

On June 30, 2005, we amended certain terms, conditions and covenants contained in our 2005 Credit Facility (“Amendment No. 1”). Specifically, Amendment No. 1 modifies the definition of the term “Fixed Charges” to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

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

In addition, Amendment No. 2 modified the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow us flexibility to exercise an existing option to acquire an ambulance services entity in Las Vegas, Nevada within the next two years. The purchase option first becomes exercisable in 2006 for a one-year period at a purchase price that is the greater of $12.0 million or 6.9 times the entity’s EBITDA for the 12-month period preceding the purchase date. Amendment No. 2 also modified certain other 2005 Credit facility covenants including an increase in the permitted level of annual capital expenditures.

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

On November 10, 2006, we amended our 2005 Credit Facility (“Amendment No. 4”) to modify the definition of the Consolidated EBITDA covenant to exclude the severance benefits associated with the termination of its former Chief Financial Officer. Amendment No. 4 was effective as of September 30, 2006.

On January 18, 2007, we amended the 2005 Credit Facility (“Amendment No. 5”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest coverage and fixed charge coverage ratio. In addition, Amendment No. 5 modified the definitions of “Consolidated Net Income” and “Consolidated Net Rental and Operating Lease Expense” to exclude discontinued operations prior to June 30, 2006. In connection with Amendment No. 5, we paid $0.7 million in lender and administration fees during the third quarter of fiscal 2007. Of this amount, $0.5 million was capitalized and is being amortized over the remaining term of the 2005 Credit Facility. As a result of entering into Amendment No. 5, which is effective as of December 31, 2006, the Company is in compliance with all of its covenants under the 2005 Credit Facility at June 30, 2007.

On October 11, 2007, we amended the 2005 Credit Facility (“Amendment No. 6”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, our margin over LIBOR increased from 2.25% to 3.50% for the term of the loan. In connection with Amendment No. 6, we paid $1.0 million in lender and administrative fees during the second quarter of fiscal 2008. Of this amount, $0.8 million will be capitalized in October 2007 and amortized to interest expense over the remaining term of the 2005 Credit Facility. As part of Amendment No. 6, we obtained Waiver No. 2, which was effective September 1, 2007, under our 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K for the year ended June 30, 2007.

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

We were in compliance with all of our covenants under our 2005 Credit Facility at June 30, 2007.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Debt leverage ratio	< 4.75	4.62	< 6.00	< 6.00	< 5.50	< 5.00

Interest expense coverage ratio	> 2.00	2.14	> 1.50	> 1.50	> 1.75	> 1.90

Fixed charge coverage ratio	> 1.10	1.22	> 1.00	> 1.00	> 1.00	> 1.00

Maintenance capital expenditure (1)	< $22.0 million	$12.0 million	N/A	N/A	N/A	< $27.0 million

New business capital expenditure	< $4.0 million	$1.2 million	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

Contractual Obligations and Other Commitments

We have certain contractual obligations related to our debt instruments and lease obligations that come due at various times over the periods presented below. In addition we have other commitments in the form of standby letters of credit and surety bonds. The following table illustrates the expiration of our contractual obligations as well as other commitments as of June 30, 2007 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	1 Year or less	2-3 Years	4-5 Years	After 5 Years
12.75% Senior Discount Notes due March 2016	$93,500	$—	$—	$—	$93,500
9.875% Senior Subordinated Notes due March 2015	125,000	—	—	—	125,000
Senior Secured Term Loan B due March 2011	88,000	—	—	88,000	—
Interest payments	199,608	21,235	43,076	54,695	80,602
Purchase obligations	11,346	5,914	4,133	1,299	—
Operating leases	64,940	11,335	18,374	12,806	22,425
Other debt obligations	168	41	70	36	21

Total contractual cash obligations	$582,562	$38,525	$65,653	$156,836	$321,548

Other Commitments	Amount of Commitment Expiration By Period
Letters of Credit	$46,130	$46,130	$—	$—	$—

Performance bonds	$9,551	$9,551	$—	$—	$—

In the table above, interest payments have been calculated using the following interest assumptions; Senior Discount Notes at 12.75% per year beginning in 2010, Senior Subordinated Notes at 9.875% per year, $80.0 million of the Term Loan B at 8.86% per year, $8.0 million of the Term Loan B at 8.85% per year, Revolving Credit Facility commitment fee at 0.50% per year, Letter of Credit participation fee at 3.50% per year and Letter of Credit fronting fee at 0.125% per year.

Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the company.

Indemnifications

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements we entered into require us to indemnify the other party against losses due to property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct or breach of representations and warranties and covenants.

Additionally, some of our agreements with customers require us to provide certain assurances related to the performance of our services. Such assurances, from time to time, obligate us to; (i) pay penalties for failure to meet response times or other requirements, (ii) lease, sell or assign equipment or facilities (either temporarily or permanently) in the event of uncured material defaults or other certain circumstances, or (iii) provide performance bonds or letters of credit issued in favor of the customer to cover costs resulting, under certain circumstances, from an uncured material default or transition to a new service provider. With respect to such performance bonds, we are also required to indemnify the surety company for losses paid as a result of any claims made against such bonds.

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

Quarterly Results

The following table summarizes our unaudited quarterly operating results for each quarter of fiscal 2007 and 2006 (in thousands, except per share amounts). Net revenue and operating income included in the table relate to our continuing operations and exclude service areas classified as discontinued operations. For a discussion of the restatement and the correction of errors see the Explanatory Note and Note 2 of the Financial Statements.

	2007
	First Quarter (As reported)	First Quarter (As restated)	Second Quarter (As reported)	Second Quarter (As restated)		Third Quarter (As reported)	Third Quarter (As restated)		Fourth Quarter
Net revenue	$116,841	$116,758	$116,941	$117,000		$116,000	$115,738		$118,115
Operating income	$12,259	$12,415	$11,085	$11,103	(a)	$4,180	$4,064 (d)	(a)	$5,141
Income (loss) from continuing operations	$1,767	$1,701	$912	$927		$(2,716)	$(2,785)	(b)	$(1,119)
Income (loss) from discontinued operations	$(14)	$(14)	$383	$383	(c)	$(45)	$(45)		$(57)
Net income (loss)	$1,753	$1,687	$1,295	$1,310		$(2,761)	$(2,830)		$(1,176)
Basic income (loss) from continuing operations applicable to common stock per share	$0.07	$0.07	$0.04	$0.04		$(0.11)	$(0.11)		$(0.05)
Basic income (loss) per share	$0.07	$0.07	$0.05	$0.05		$(0.11)	$(0.11)		$(0.05)
Diluted income (loss) from continuing operations applicable to common stock per share	$0.07	$0.07	$0.04	$0.04		$(0.11)	$(0.11)		$(0.05)
Diluted income (loss) per share	$0.07	$0.07	$0.05	$0.05		$(0.11)	$(0.11)		$(0.05)

	2006
	First Quarter (As reported)	First Quarter (As restated)	Second Quarter (As reported)	Second Quarter (As restated)		Third Quarter (As reported)	Third Quarter (As restated)		Fourth Quarter (As reported)		Fourth Quarter (As restated)
Net revenue	$111,333	$110,987	$113,396	$113,553		$112,509	$112,239		$113,661		$113,748
Operating income	$14,211	$14,001	$13,456	$13,510	(a)	$9,453	$9,100		$14,446	(a)	14,201
Income (loss) from continuing operations	$3,190	$3,002	$3,315	$3,286		$489	$245		$2,443		2,294
Income (loss) from discontinued operations	$389	$389	$(459)	$(459)		$(4,636)	$(4,636	)(e)(f)	$(1,241)		(1,241)
Net income (loss)	$3,579	$3,391	$2,856	$2,827		$(4,147)	$(4,391)		$1,202		1,053
Basic income (loss) from continuing operations applicable to common stock per share	$0.13	$0.12	$0.14	$0.14		$0.02	$0.01		$0.10		$0.09
Basic income (loss) per share	$0.15	$0.14	$0.12	$0.12		$(0.17)	$(0.18)		$0.05		$0.04
Diluted income (loss) from continuing operations applicable to common stock per share	$0.13	$0.12	$0.13	$0.13		$0.02	$0.01		$0.10		$0.09
Diluted income (loss) per share	$0.14	$0.13	$0.11	$0.11		$(0.16)	$(0.17)		$0.05		$0.04

(a)	Operating income for the second quarters of 2007 and 2006 and the fourth quarters of fiscal 2007 and 2006 included $3.2 million, $2.4 million, $1.5 million and $8.0 million, respectively, of reductions of our insurance claim reserves and insurance expense due to favorable loss experience.
(b)	Income from continuing operations income for the fourth quarter of fiscal 2007 included a goodwill impairment charge of $0.7 million, which was recognized in connection with the scheduled discontinuation of all medical transportation services in Milton, Florida, effective July 31, 2007.
(c)	Loss from discontinued operations for the second quarter of fiscal 2007 included a $0.7 million gain from the sale of a New Jersey business license subsequent to our departure from that market.
(d)	Operating income for the third quarter of fiscal 2007 included a $1.3 million charge relating to negotiations surrounding the alleged billing inaccuracies within our Ohio operation for the years 1997 to 2001.
(e)	Loss from discontinued operations for the third quarter of fiscal 2006 included a $2.5 million charge relating to a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain of our contracts that were in effect when we had operations in the State of Texas.
(f)	Loss from discontinued operations for the third quarter of fiscal 2006 included a goodwill impairment charge of $1.0 million, which was recognized in connection with the discontinuation of all medical transportation services provided in the State of new Jersey.

New Accounting Standards

SFAS 159

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has not determined whether it will elect the fair value measurement provisions for its long-term obligations, nor has the Company determined the impact of any future election.

SFAS 157

In September 2006, the Financial Accounting Standards Board issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 is effective for the Company at the beginning of fiscal year 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

FIN 48

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. In doing so, FIN 48 prescribes the application of a two-step process to account for tax positions. The firs step establishes standards for the recognition of the financial effect of a tax position. The second step establishes standards for the measurement of the financial effect of a tax position that meets the recognition standards of step one. A tax position, as used in FIN 48, refers to a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under the first step, the financial statement effect of a tax position is recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Under the second step, a tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for the Company at the beginning of the 2008 fiscal year. The cumulative effective of adopting FIN 48, if any shall be reported as an adjustment to the opening balance of retained earnings or other appropriate component of shareholders’ equity. We estimate the adoption of FIN 48 will result in an increase in our accumulated net deficit at July 1, 2007 of $12.8 million with an offset primarily to deferred income taxes.

Subsequent Events

In July, 2007, we exited the Town of Paradise Valley, Arizona, market due to the Town’s desire to transition fire response services to the City of Phoenix Fire Department. We previously provided fire protection services on a subscription-fee basis to individual property owners in Paradise Valley.

In July, 2007, we exited the Dona Ana County/Las Cruces, New Mexico, market as a result of our decision to not participate in the 911 contract bidding process due, in part, to an unfavorable payer mix and declining subsidies.

In July, 2007, we ceased operating in the Santa Rosa County/Milton, Florida, upon the expiration of our contract to provide 911 ambulance services, as a result of an unfavorable payer mix and decreasing returns on our investment in the market.

On September 28, 2007, we, through our wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during the first quarter of fiscal 2008.

On October 11, 2007, we entered into an amendment under our 2005 Credit Facility and obtained a waiver, which waiver was effective September 1, 2007, under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K for the year ended June 30, 2007. The amendment, among other things, modified the financial covenants that we must meet under the 2005 Credit Facility.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25% through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 with Amendment No. 6 under the Credit Facility. Also under our 2005 Credit Facility, amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25% through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 with Amendment No. 6 under the Credit Facility. Based on current amounts outstanding under the Term Loan B at June 30, 2007, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.9 million. There were no amounts outstanding under our Revolving Credit Facility at June 30, 2007. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rural/Metro Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholder’s equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Rural/Metro Corporation and its subsidiaries (the “Company”) at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company’s period-end financial reporting process, (ii) the accuracy of subscription revenue and deferred revenue, and (iii) the completeness and accuracy of accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

As described in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans.

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

PricewaterhouseCoopers LLP

Phoenix, Arizona

November 14, 2007

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of June 30,
	2007	2006 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,181	$3,041
Short-term investments	—	6,201
Accounts receivable, net	78,313	83,367
Inventories	8,782	8,828
Deferred income taxes	15,836	13,610
Prepaid expenses and other	18,273	3,191

Total current assets	127,385	118,238

Property and equipment, net	45,521	45,303
Goodwill	37,700	38,362
Deferred income taxes	67,309	70,374
Insurance deposits	1,868	2,842
Other assets	19,547	23,749

Total assets	$299,330	$298,868

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,271	$14,229
Accrued liabilities	53,358	41,279
Deferred revenue	24,959	24,444
Current portion of long-term debt	41	37

Total current liabilities	93,629	79,989

Long-term debt, net of current portion	280,081	291,337
Other liabilities	24,065	26,135

Total liabilities	397,775	397,461

Commitments and contingencies (Note 15)
Minority interest	2,104	2,065

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,737,726 and 24,495,518 shares issued and outstanding at June 30, 2007 and 2006, respectively	247	245
Additional paid-in capital	154,777	153,955
Treasury stock, 96,246 shares at June 30, 2007 and 2006	(1,239)	(1,239)
Accumulated other comprehensive income	294	—
Accumulated deficit	(254,628)	(253,619)

Total stockholders’ equity (deficit)	(100,549)	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$299,330	$298,868

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Net revenue	$467,611	$450,527	$420,484

Operating expenses:
Payroll and employee benefits	291,311	268,850	257,910
Depreciation and amortization	12,132	11,118	10,530
Other operating expenses	112,628	107,915	98,480
Auto/general liability insurance expense	18,094	13,143	16,382
Loss on goodwill impairment	662	—	—
(Gain) loss on sale of assets	61	(1,311)	72

Total operating expenses	434,888	399,715	383,374

Operating income	32,723	50,812	37,110
Interest expense	(31,518)	(31,025)	(29,567)
Interest income	517	548	292
Loss on early extinguishment of debt	—	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	1,722	20,335	(335)
Income tax (provision) benefit	(1,609)	(10,749)	87,659
Minority interest	(1,389)	(759)	(102)

Income (loss) from continuing operations	(1,276)	8,827	87,222
Income (loss) from discontinued operations, net of income taxes	267	(5,947)	3,522

Net income (loss)	$(1,009)	$2,880	$90,744

Income (loss) per share
Basic—
Income (loss) from continuing operations	$(0.05)	$0.36	$3.84
Income (loss) from discontinued operations	0.01	(0.24)	0.16

Net income (loss)	$(0.04)	$0.12	$4.00

Diluted—
Income (loss) from continuing operations	$(0.05)	$0.36	$3.62
Income (loss) from discontinued operations	0.01	(0.24)	0.15

Net income (loss)	$(0.04)	$0.12	$3.77

Average number of common shares outstanding—Basic	24,604	24,359	22,674

Average number of common shares outstanding—Diluted	24,604	24,842	24,105

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2004, as previously reported	21,890,040	$219	$147,075	$(1,239)	$(342,048)	$—	$(195,993)
Adjustments (see Note 2)		—	—	—	(5,195)	—	$(5,195)

Balance at June 30, 2004, as restated	21,890,040	219	147,075	(1,239)	(347,243)	—	(201,188)
Issuance of common stock under the Employee Stock Purchase Plan	67,853	1	86	—	—	—	87
Issuance of common stock due to options exercised under Stock Option Plans	2,159,606	21	2,942	—	—	—	2,963
Tax benefit from options exercised under Stock Option Plans	—	—	2,202	—	—	—	2,202
Comprehensive income, net of tax:
Net income, as restated	—	—	—	—	90,744	—	90,744

Comprehensive income							90,744

Balance at June 30, 2005, as restated	24,117,499	241	152,305	(1,239)	(256,499)	—	(105,192)
Issuance of common stock due to options exercised under Stock Option Plans	378,019	4	727	—	—	—	731
Tax benefit from options exercised under Stock Option Plans	—	—	895	—	—	—	895
Stock-based compensation expense	—	—	28	—	—		28
Comprehensive income, net of tax:
Net income, as restated	—	—	—	—	2,880	—	2,880

Comprehensive income							2,880

Balance at June 30, 2006, as restated	24,495,518	245	153,955	(1,239)	(253,619)	—	(100,658)
Issuance of common stock due to options exercised under Stock Option Plans	242,208	2	502	—	—	—	504
Tax benefit from options exercised under Stock Option Plans	—	—	327	—	—	—	327
Stock-based compensation expense	—	—	(7)	—	—	—	(7)
Comprehensive loss, net of tax:
Net loss	—	—	—	—	(1,009)	—	(1,009)

Comprehensive loss							(1,009)

Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	—	294	294

Balance at June 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(254,628)	$294	$(100,549)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Cash flows from operating activities:
Net income (loss)	$(1,009)	$2,880	$90,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	12,132	11,351	11,554
Non-cash adjustments to insurance claims reserves	(4,674)	(8,440)	(6,725)
Accretion of 12.75% Senior Discount Notes	7,784	6,895	2,066
Deferred income taxes	656	5,299	(88,427)
Amortization of deferred financing costs	2,191	2,367	2,604
(Gain) loss on sale of property and equipment	(614)	(1,412)	454
Goodwill impairment	662	982	—
Earnings of minority shareholder	1,389	759	102
Stock based compensation (benefit) expense	(7)	28	—
Non-cash portion of loss on early extinguishment of debt	—	—	5,668
Tax benefit from the exercise of stock options	—	—	2,202
Amortization of debt discount	—	—	17
Change in assets and liabilities—
Accounts receivable	5,054	(11,381)	(6,638)
Inventories	46	(350)	(506)
Prepaid expenses and other	(3,249)	4,175	(2,474)
Insurance deposits	974	3,744	(5,311)
Other assets	2,197	1,396	1,652
Accounts payable	1,728	(1,354)	750
Accrued liabilities	2,171	1,671	3,774
Deferred revenue	515	2,286	2,239
Other liabilities	1,696	5,200	11,110

Net cash provided by operating activities	29,642	26,096	24,855

Cash flows from investing activities:
Purchases of short-term investments	(15,550)	(62,351)	—
Sales of short-term investments	21,751	56,150	—
Capital expenditures	(13,249)	(15,173)	(12,521)
Proceeds from the sale of property and equipment	777	1,806	149

Net cash used in investing activities	(6,271)	(19,568)	(12,372)

Cash flows from financing activities:
Repayment of debt	(19,036)	(22,496)	(310,948)
Tax benefit from the exercise of stock options	327	895	—
Issuance of common stock	504	731	3,050
Distributions to minority shareholders	(1,350)	(305)	—
Issuance of debt	—	—	310,209
Cash paid for debt issuance costs	(676)	—	(13,478)

Net cash used in financing activities	(20,231)	(21,175)	(11,167)

Increase (decrease) in cash and cash equivalents	3,140	(14,647)	1,316
Cash and cash equivalents, beginning of year	3,041	17,688	16,372

Cash and cash equivalents, end of year	$6,181	$3,041	$17,688

Supplemental disclosure of non-cash operating activities:
Increase in other current assets and accrued liabilities for general liability insurance claim	$11,565	$—	$—

Supplemental disclosure of non-cash investing activities:
Property and equipment funded by liabilities	$47	$1,000	$—

Supplemental cash flow information:
Cash paid for interest	$22,567	$21,359	$24,408
Cash paid for income taxes, net	499	607	309

See accompanying notes

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and its Significant Accounting Policies

Nature of Business and Operations

Rural/Metro Corporation, a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a leading provider of medical ambulance response services, which consist primarily of emergency and non-emergency response services. These services are provided under contracts with governmental entities, hospitals, nursing homes and other healthcare facilities and organizations. The Company also provides private fire protection and related services on a subscription fee basis to residential and commercial property owners and under long-term master fire contracts with fire districts, industrial sites and airports. These services consist primarily of fire suppression, fire prevention and first responder medical care.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned subsidiary which it controls. All material intercompany accounts and transactions have been eliminated. Investments in companies that represent less than 20% of the related voting stock are carried at cost.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses recognized during the reporting period. Significant estimates have been made by management in connection with the measurement of contractual discounts applicable to Medicare, Medicaid and other third-party payers, the estimate for uncompensated care, the valuation allowance for deferred tax assets, workers’ compensation and general liability self-insured claim reserves, fair values of reporting units for purposes of goodwill impairment testing and future cash flows associated with long-lived assets. Actual results could differ from these estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash with federally insured institutions and monitors the amount of credit exposure with any one institution. The Company periodically invests its excess cash in highly liquid auction rate securities using a reputable financial institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and their geographical dispersion.

Reclassifications of Financial Information

Certain financial information relating to prior years has been reclassified to conform to the current year presentation.

Net Revenue

Ambulance fees are recognized as services are provided and are recorded net of estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. Such contractual allowances applicable to continuing operations totaled $286.2 million, $249.7 million and $214.5 million in fiscal 2007, 2006 and 2005, respectively, and estimated for uncompensated care, which totaled

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$117.3 million, $97.3 million and $80.9 million in fiscal 2007, 2006 and 2005, respectively, are reflected as reductions to revenue in the accompanying consolidated statement of operations. Ambulance subscription fees, which are generally received in advance, are deferred and recognized on a pro rata basis over the term of the subscription agreement, which is generally one year.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less when purchased to be cash equivalents. Under the Company’s cash management practices, outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s bank accounts to cover the outstanding amount and a legally enforceable right of offset exists. Where there is no legally enforceable right of offset against cash balances and a form of overdraft protection does not exist, outstanding checks are classified as accounts payable within the consolidated balance sheet and the change in the related balances is reflected in operating activities on the consolidated statement of cash flows. There were no overdraft balances at June 30, 2007. Overdraft balances of $1.3 million were included in accounts payable in the Company’s consolidated balance sheet at June 30, 2006.

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

Allowance for Uncompensated Care

Accounts receivable represent amounts due from customers and are recorded at the time that the Company’s services are provided. Accounts receivable balances are presented net of both estimated contractual allowances applicable to Medicare, Medicaid and other third-party payers and estimates for uncompensated care. Estimates for uncompensated care are based on historical collection trends, credit risk assessments applicable to certain types of payers and other relevant information. Accounts receivable are written-off against the allowance for uncompensated care when the company has determined the balance will not be collected. A summary of activity in the Company’s allowance for uncompensated care during fiscal 2007 and 2006 is as follows (in thousands):

	As of June 30,
	2007	2006
Balance at beginning of year	$71,262	$66,939
Estimate for uncompensated care — continuing operations	117,347	97,600
Estimate for uncompensated care — discontinued operations	—	6,440
Write-offs of uncollectible accounts	(113,180)	(99,717)

Balance at end of year	$75,429	$71,262

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, which consist of medical and fleet supplies, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated over the estimated useful lives using the straight-line method. Equipment and vehicles are depreciated over three to twelve years and buildings are depreciated over ten to thirty years. Leasehold improvements are capitalized and depreciated using the straight-line method over the shorter of the contractual lease terms or the estimated useful lives. Depreciation expense was $11.9 million, $11.1 million and $10.8 million in fiscal 2007, 2006 and 2005, respectively. Maintenance and repairs which do not improve or extend the life of assets are expensed as incurred. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, is recognized in income as realized.

Goodwill

Goodwill represents the excess of the cost of an acquired company over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for impairment annually and whenever events or circumstances make it likely that impairment may have occurred. The Company identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. The fair value of a reporting unit is determined using discounted future cash flows. If the carrying value of a reporting unit exceeds its fair value, the Company then compares the carrying amount of the goodwill to its implied fair value. A goodwill impairment loss is recognized if the carrying amount of goodwill exceeds the implied fair value of that goodwill in an amount equal to that excess. The Company performs its annual goodwill impairment test as of the end of its fiscal year. As a result of these tests, the Company recognized losses on impairment of approximately $0.7 million and $1.0 million in fiscal 2007 and 2006, respectively. The loss recognized in 2007 was classified as a separate line item in the fiscal 2007 statement of operations and was included within income from continuing operations. The loss recognized in 2006 was classified within the results of discontinued operations in the fiscal 2006 consolidated statement of operations. See Note 4 to the consolidated financial statements.

Impairment of Other Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, by comparing the carrying amount of such assets to the undiscounted future cash flows expected to result from the use and eventual disposition of the asset or asset group. In cases where the undiscounted future cash flows are less than the related carrying amount, an impairment loss is recognized for an amount equal to the excess of the carrying value over the amount by which the carrying amount exceeds the fair value. The fair value is based on quoted market prices or, in instances where quoted market prices are not available, the present value of future cash flows using a discount rate commensurate with the risks involved.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for net operating loss, capital loss and tax credit carryforwards.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.3 million, $0.7 million and $0.8 million in fiscal 2007, 2006 and 2005, respectively.

Earnings per Share

Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted–average number of common share outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

Stock Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. SFAS 123(R), which became effective for the Company on July 1, 2005, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which the Company previously elected to follow. In addition, SFAS 123(R) replaces Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), the Company elected to apply a modified prospective application as the transition method from ABP 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not elected to adjust its financial statements for prior periods. The Company recognized approximately $7,000 of stock based compensation benefit in the consolidated statement of operations for the fiscal year ended June 30, 2007. The Company recognized approximately $28,000 of stock based compensation expense in the consolidated statement of operations for the fiscal year ended June 30, 2006. Under APB 25, there would not have been any compensation expense. The Company classifies its stock-based compensation expense in the consolidated statement of operations as a component of payroll and employee benefits expense.

Prior to July 1, 2005, the Company measured the cost of its stock options by applying the intrinsic-value-based method of accounting as prescribed by APB 25 and related interpretations. Under APB 25, because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, no

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense was recognized. Because of the prior election to follow APB 25, the Company is required to continue providing pro forma information regarding net income(loss) and earnings per share for all reporting periods ending prior to July 1, 2006 as if the Company had accounted for its stock option plans under the fair-value-based method of SFAS 123. The fair value for options granted was estimated at the date of grant or modification using a Black-Scholes options pricing model with the following weighted-average assumptions for the fiscal year ended June 30, 2005: risk-free interest rate of 3.79%, no dividend, volatility factor of expected market price of the Company’s common stock of 145.51% and an expected life of the option of 3.68 years. The risk free interest rate was derived from the annual interest yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options. The annual interest yield was taken from an authoritative published source such as the Wall Street Journal on the date the options were granted. Expected volatility was estimated through a review of historical stock price volatility adjusted for future expectations. The expected term of the options represented the period of time options granted were expected to be outstanding and was estimated through a review of historical exercise behavior and other factors expected to influence behavior such as the expected volatility and employees’ ages and lengths of service.

The following table illustrates the pro forma effect on net income and income per share for the year ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

Year Ended June 30, 2005 (As restated)
Net income	$90,744
Deduct: Stock based employee compensation determined under the fair value method for all awards, net of tax	(115)

Proforma net income	$90,629

Income per share:
Basic—As reported	$4.00

Basic—Pro forma	$4.00

Diluted—As reported	$3.77

Diluted—Pro forma	$3.76

The total estimated fair value of options granted during fiscal 2005 was $79,000 and would have been amortized on a straight-line basis over the associated vesting period. There were no options granted during fiscal year 2007 or fiscal year 2006.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has not determined whether it will elect the fair value measurement provisions for its long-term obligations, nor has the Company determined the impact of any future election.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the Financial Accounting Standards Board issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 is effective for the Company at the beginning of fiscal year 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. In doing so, FIN 48 prescribes the application of a two-step process to account for tax positions. The first step establishes standards for the recognition of the financial effect of a tax position. The second step establishes standards for the measurement of the financial effect of a tax position that meets the recognition standards of step one. A tax position, as used in FIN 48, refers to a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under the first step, the financial statement effect of a tax position is recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Under the second step, a tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for the Company at the beginning of the 2008 fiscal year. The cumulative effective of adopting FIN 48, if any shall be reported as an adjustment to the opening balance of retained earnings or other appropriate component of shareholders’ equity. The Company estimates the adoption of FIN 48 will result in an increase in the Company accumulated net deficit at July 1, 2007 of $12.8 million with an offset primarily to deferred income taxes.

(2)	Restatement — Correction of Errors

On September 14, 2007, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct accounting errors. As more fully described below, the Company has identified errors with respect to the accounting for income taxes, subscription revenue, operating leases and retirement plan contributions. In addition, the Company also identified errors related to certain other items, which are not material individually, but were material in the aggregate.

Income Taxes

During the fourth quarter of fiscal 2007, the Company reviewed its tax positions in accordance with Financial Accounting Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for the Company at the beginning of the first quarter of fiscal 2008. In connection with its review, the Company concluded that certain positions related to federal and state income taxes met the probable threshold for the recognition of loss contingencies as promulgated by Financial Accounting Standard No 5, Accounting for Contingencies, (FAS 5), and therefore the Company should have recognized an additional income tax provision in the years affected. These errors included state income tax adjustments for jurisdictions in which the Company has not previously filed tax returns and adjustments to the calculation of taxable income related to certain intercompany charges. Other tax-related errors included erroneously recording benefits for net operating losses of certain wholly-owned subsidiaries that the Company determined may not be sustainable within its consolidated tax return, and other errors related to deductions taken on prior tax returns. In addition, the Company discovered additional tax-related errors related to the calculation of temporary differences related to partnership investments, which were identified by management when the temporary differences did not fully reverse upon dissolution of certain partnerships. The combined impact of

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these errors resulted in a decrease in net income of $146,000 and an increase in net income of $473,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $1,237,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Subscription Revenue

During the fourth quarter of fiscal 2007, management determined that the Company had prematurely recognized revenue for certain fire subscription services and ambulance subscription services provided by the Company. Generally, the Company is obligated to provide coverage to its customers for subscription services after the Company has received both a signed executed agreement and payment for the coverage period. In accordance with generally accepted accounting principles, the Company is required to recognize revenue for these services on a straight-line basis over the contractual life of the subscription agreement, which begins on the date in which both the signed agreement and the payment are received. Based on a review conducted by management, it was determined that the Company improperly recognized a full month of revenue for the month in which the subscription payment was received instead of recognizing revenue for only the remaining number of calendar days left in the month. In addition, management also determined that the Company prematurely recognized revenue in situations where customers renewed subscription agreements prior to the expiration of the existing contractual period. In these situations the Company failed to defer its revenue recognition for the renewal period until its obligations under the existing contractual period were satisfied. The combined impact of these errors resulted in a decrease in net income of $229,000 and an increase in net income of $701,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $2,378,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Operating Leases

During the fourth quarter of fiscal 2007, management discovered a misapplication of generally accepted accounting principles with respect to the Company’s accounting for certain of its operating leases that had been executed prior to fiscal 2007. In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, (SFAS 13), lessees are required to account for operating leases, which contain fixed escalating payment terms, by recognizing rent expense on a straight-line basis over the lease term including those instances where rental payments are not made on a straight-line basis. In connection with a review of the Company’s real estate leases, management identified multiple operating leases containing payment escalation provisions under which rental expense was not being recognized on a straight-line basis. The impact of this error resulted in a decrease in net income of $43,000 and an increase in net income of $127,000 for the years ended June 30, 2006 and 2005, respectively. The cumulative effect of this error on net income for all periods preceding fiscal 2005 was $725,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2006 and 2005 as a result of this adjustment.

Retirement Plan Matching Contributions

During the fourth quarter of fiscal 2007, management determined that the Company had not recognized an expense for its obligation to provide matching contributions on elective deferrals under a 401(k) plan (the “Plan”) made by certain employees covered by a collective bargaining agreement. Based on a review conducted by management, it was determined that the Company had properly funded its obligation with respect to the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matching obligation since the Plan’s inception; however, instead of recognizing an offsetting expense for the amount of the contribution, the Company improperly relieved an accrued liability associated with an unrelated 401k plan. The impact of this error resulted in a decrease in net income of $219,000 and $84,000 for the years ended June 30, 2006 and 2005, respectively. Since this error originated during fiscal 2005, there was no impact on net income for any periods preceding July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2007 and 2006 as a result of this adjustment.

Other Items

During the fourth quarter of 2007, management identified a number of other adjustments to correct and record expenses in the periods in which such expenses were incurred. These errors include but are not limited to year-end expense accruals and depreciation expense on certain leasehold improvements. The combined impact of these errors resulted in an increase in net income of $27,000 and $202,000 for the years ended June 30, 2007 and 2006, respectively. The cumulative effect of these errors on net income for all periods preceding fiscal 2005 was $855,000, which is reflected as an increase in the accumulated deficit at July 1, 2004. There was no material effect on cash flows from operating, investing or financing activities for the years ended June 30, 2007 and 2006 as a result of this adjustment.

The effects of the adjustments described above on the Company’s Consolidated Balance Sheet at June 30, 2006 and on the Company’s Consolidated Statements of Operations for the years ended June 30 2006 and 2005 are disclosed in the table below.

Statement of Cash Flows

At June 30, 2006, the Company had accrued $1.0 million of equipment purchases which were included within property and equipment on the Company’s Consolidated Balance Sheet as of June 30, 2006. Although the Company had not disbursed funds for these assets until the first quarter of fiscal 2007, the Company improperly presented the impact of these accrued purchases as a component of cash used in investing activities within its Consolidated Statement of Cash Flows for the year ended June 30, 2006. There was no effect on the Company’s Consolidated Statement of Operations for the year ended June 30, 2006, as a result of this adjustment.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the adjustments described above on the Company’s Consolidated Balance Sheet at June 30, 2006 are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	June 30, 2006 As restated
Current portion deferred tax assets	$9,574	$1,193	$90	$189	$—	$2,564	$13,610
Prepaid expenses and other	3,698	—	—	—	(507)	—	3,191

Total current assets	114,709	1,193	90	189	(507)	2,564	118,238

Property and equipment, net	45,970	—	—	—	(667)	—	45,303
Long-term portion deferred tax assets	71,051	—	309	—	256	(1,242)	70,374
Other assets	23,454	—	—	—	295	—	23,749

Total assets	296,388	1,193	399	189	(623)	1,322	298,868

Accounts payable	13,957	—	—	—	272	—	14,229
Accrued liabilities	38,590	—	235	491	(140)	2,103	41,279
Deferred revenue	21,342	3,102	—	—	—	—	24,444

Total current liabilities	73,926	3,102	235	491	132	2,103	79,989

Other liabilities	25,332	—	803	—	—	—	26,135

Total liabilities	390,595	3,102	1,038	491	132	2,103	397,461

Accumulated deficit	(249,233)	(1,909)	(639)	(302)	(755)	(781)	(253,619)

Total stockholders’ equity (deficit)	(96,272)	(1,909)	(639)	(302)	(755)	(781)	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$296,388	$1,193	$399	$189	$(623)	$1,322	$298,868

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the adjustments described above on the Company’s Consolidated Statements of Operations for the years ended June 30, 2006 and 2005 are as follows:

	Consolidated Statement of Operations
	Year ended June 30, 2006 - As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Year ended June 30, 2006 As restated
Net revenue	$450,899	$(372)	$—	$—	$—	$—	$450,527

Payroll and employee benefits	268,491	—	—	355	4		268,850
Depreciation and amortization	11,197	—	—	—	(79)	—	11,118
Other operating expenses	120,956	—	70	—	32	—	121,058

Total operating expenses	399,333	—	70	355	(43)	—	399,715

Operating income	51,566	(372)	(70)	(355)	43	—	50,812

Income (loss) from continuing operations before income taxes and minority interest	21,089	(372)	(70)	(355)	43	—	20,335

Income tax (provision) benefit	(10,893)	143	27	136	(16)	(146)	(10,749)
Income (loss) from continuing operations	9,437	(229)	(43)	(219)	27	(146)	8,827
Net (loss) income	3,490	(229)	(43)	(219)	27	(146)	2,880

Basic earnings per share	$0.14	$(0.01)	$0.00	$(0.01)	$0.00	$(0.01)	$0.12

Diluted earnings per share	$0.14	$(0.01)	$0.00	$(0.01)	$0.00	$(0.01)	$0.12

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statement of Operations
	Year ended June 30, 2005 - As previously reported in Amendment 1	Adjustments due to subscription revenue correction	Adjustments due to operating lease corrections	Adjustments due to retirement plan correction	Adjustments due to other item corrections	Adjustments due to income tax corrections	Year ended June 30, 2005 As restated
Net revenue	$420,833	$(349)	$—	$—	$—	$—	$420,484

Payroll and employee benefits	257,737	—	—	136	37		257,910
Depreciation and amortization	10,608	—	—	—	(78)	—	10,530
Other operating expenses	114,376	—	246	—	240	—	114,862

Total operating expenses	382,793	—	246	136	199	—	383,374

Operating income	38,040	(349)	(246)	(136)	(199)	—	37,110

Income (loss) from continuing operations before income taxes and minority interest	595	(349)	(246)	(136)	(199)	—	(335)

Income tax (provision) benefit	85,310	1,050	373	52	401	473	87,659
Income (loss) from continuing operations	85,803	701	127	(84)	202	473	87,222
Net (loss) income	89,325	701	127	(84)	202	473	90,744

Basic earnings per share	$3.94	$0.03	$0.00	$0.00	$0.01	$0.02	$4.00

Diluted earnings per share	$3.71	$0.03	$0.00	$0.00	$0.01	$0.02	$3.77

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Previous Restatement

During the quarter ended December 31, 2006, the Company changed its accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients, defined as “uncompensated care.” The Company now presents revenue net of an estimate for uncompensated care within the Consolidated Statement of Operations. Also during the same quarter, management determined that inventory had been historically overstated by the improper inclusion of certain durable medical supply items that should have been expensed as incurred. The effects of the adjustment for inventory on the Company’s Consolidated Balance Sheet as of June 30, 2006 and on its Consolidated Statement of Operations for the fiscal years ended June 30, 2006 and 2005 are as follows:

	Consolidated Balance Sheet
	June 30, 2006 As previously reported	Adjustments due to inventory correction	June 30, 2006 As restated in Amendment 1
Inventories	$13,135	$(4,307)	$8,828
Current portion deferred incomes taxes	9,461	113	9,574
Prepaid expenses and other	3,702	(4)	3,698

Total current assets	118,907	(4,198)	114,709

Long-term portion deferred income taxes	69,657	1,394	71,051

Total assets	$299,192	$(2,804)	$296,388

Accumulated deficit	(246,433)	(2,800)	(249,233)
Total stockholders’ equity (deficit)	(93,472)	(2,800)	(96,272)

Total liabilities, minority interest and stockholders’ equity (deficit)	$299,192	$(2,804)	$296,388

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Consolidated Statement of Operations
	Year Ended June 30, 2006 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Year Ended June 30, 2006 As restated in Amendment 1
Net revenue	$450,899	$—	$450,899

Other operating expenses	120,915	41	120,956

Total operating expenses	399,292	41	399,333

Operating income	51,607	(41)	51,566

Income (loss) from continuing operations before income taxes and minority interest	21,130	(41)	21,089

Income tax (provision) benefit	(10,907)	14	(10,893)

Income (loss) from continuing operations	9,464	(27)	9,437

Net income	$3,517	$(27)	$3,490

Basic earnings per share	$0.14	—	$0.14

Diluted earnings per share	$0.14	—	$0.14

	Consolidated Statement of Operations
	Year Ended June 30, 2005 As previously reported, adjusted for effect of revenue accounting change	Adjustments due to inventory correction	Year Ended June 30, 2005 As restated in Amendment 1
Net revenue	$420,833	$—	$420,833

Other operating expenses	113,878	498	114,376

Total operating expenses	382,295	498	382,793

Operating income	38,538	(498)	38,040

Income (loss) from continuing operations before income taxes and minority interest	1,094	(499)	595

Income tax (provision) benefit	83,816	1,494	85,310

Income (loss) from continuing operations	84,808	995	85,803

Net income	$88,331	$994	$89,325

Basic earnings per share	$3.90	$0.04	$3.94

Diluted earnings per share	$3.66	$0.05	$3.71

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	As of June 30,
	2007	2006 (As restated)
Equipment	$63,075	$61,717
Vehicles	83,865	80,482
Land and buildings	16,449	16,410
Leasehold improvements	6,159	6,316

	169,548	164,925
Less: Accumulated depreciation	(124,027)	(119,622)

	$45,521	$45,303

(4)	Goodwill

The following table presents changes in the carrying amount of goodwill during fiscal 2007, 2006 and 2005 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Balance at June 30, 2004	$12,823	$1,644	$26,474	$159	$41,100
Sale of business	—	—	(250)	—	(250)
Release of deferred tax valuation allowance	(355)	—	(1,151)	—	(1,506)

Balance at June 30, 2005	12,468	1,644	25,073	159	39,344
Impairment write-down	—	(982)	—	—	(982)

Balance at June 30, 2006	12,468	662	25,073	159	38,362
Impairment write-down	—	(662)	—	—	(662)

Balance at June 30, 2007	$12,468	$—	$25,073	$159	$37,700

During fiscal 2007, the Company recognized a goodwill impairment charge totaling $0.7 million in the South segment as a result of the discontinuation of all ambulance services in Milton, Florida, effective July 31, 2007. Such amount is classified as a separate line item in the consolidated statement of operations before income from continuing operations. During fiscal 2006, the Company recognized a goodwill impairment charge totaling $1.0 million as a result of the discontinuation of all ambulance services in the State of New Jersey. The loss on goodwill impairment recognized in fiscal 2006 was included within the results of discontinued operations in the consolidated statement of operations. During fiscal 2005, the Company recorded goodwill reductions totaling $1.5 million as a result of the release of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards. The related valuation allowances had been established at the time of acquisition.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Other Assets

Other assets consist of the following (in thousands):

	As of June 30,
	2007	2006 (As restated)
Debt issuance costs (see Note 9)	$9,268	$10,783
Accounts receivable from insurers (see Note 8)	4,792	8,512
Deposits	1,707	1,735
Prepaid pension benefit cost (see Note 13)	1,717	296
Intangible assets, net	980	1,198
Retention bonus	894	1,149
Other	189	76

Total other assets	$19,547	$23,749

Intangible assets primarily consist of non-compete agreements. The changes in the carrying amount of intangible assets are as follows (in thousands):

	2007	2006
Balance at beginning of year	$1,198	$1,416
Additions	—	—
Impairment write-downs	—	—
Amortization	(218)	(218)

Balance at end of year	$980	$1,198

Intangible assets are presented net of accumulated amortization, which was $0.6 million and $0.4 million at June 30, 2007 and 2006, respectively.

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

The following table shows the expected amortization of intangible assets for each of the fiscal years ending June 30 (in thousands):

2008	$216
2009	215
2010	215
2011	215
2012	108
Thereafter	11

$980

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2004, the Company entered into an employment agreement with its CEO, which was amended effective January 1, 2005, which expires in December 2010. Under the terms of this agreement, the CEO was paid a retention bonus of $1.5 million which is subject to repayment should the Company terminate his employment with cause or should the CEO terminate his employment without good reason. The unamortized balance at June 30, 2007 and 2006, which is included in other non-current assets, was $0.9 million and $1.2 million, respectively, and is being amortized ratably over the term of the agreement.

(6)	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2007	2006 (As restated)
Accrued employee benefits	$9,829	$12,875
Accrued payroll and taxes	5,523	4,626
Accrued interest	5,123	6,147
General liability claim reserves (see Note 8)	16,509	4,027
Worker’s compensation claim reserves (see Note 8)	3,922	4,476
Severance	1,687	174
Other	10,765	8,954

Total accrued liabilities	$53,358	$41,279

Accrued liabilities increased from June 30, 2006 primarily due to the recording of an auto liability legal settlement reserve of $11.6 million, with an offsetting insurance carrier receivable recorded in prepaid expenses and other (see Note 8)

(7)	Other Liabilities

Other liabilities consist of the following (in thousands):

	As of June 30,
	2007	2006 (As restated)
General liability claim reserves (see Note 8)	$14,131	$15,519
Workers’ compensation claim reserves (see Note 8)	7,094	8,102
Deferred revenue	1,460	1,454
Deferred rent	1,380	1,060

Total other liabilities	$24,065	$26,135

(8)	General Liability and Workers’ Compensation Programs

Many of the Company’s operational contracts, as well as laws in certain of the areas where the Company operates, require that specified amounts of insurance coverage be maintained. Additionally, in the ordinary course of business, the Company is subject to accident, injury, automobile and professional liability claims as a result of the nature of its business and its day-to-day operations. In order to minimize the risk of exposure, and to comply with such legal and contractual requirements, the Company carries a broad range of insurance policies, including workers compensation comprehensive general liability, automobile, property damage, professional, and

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other lines of coverage. The Company typically renews each of these policies annually and purchases limits of coverage at levels management believes are appropriate, taking into account historical and projected claim trends, reasonable protection of Company assets and operations and the economic conditions in the insurance market. Depending upon the specific line of coverage, the total limits of insurance maintained may be achieved through a combination of primary policies, excess policies and self-insurance.

The Company retains certain levels of exposure with respect to its automobile liability and workers’ compensation programs and purchases coverage from third party insurers for exposures in excess of those levels. In addition to expensing premiums and other costs relating to excess coverage, the Company establishes reserves for claims, both reported and incurred but not reported, on a gross basis using currently available information as well as its historical claims experience. A receivable is recognized from its insurers for amounts expected to be recovered in excess of its retention. The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of the related receivables.

The Company engages third-party administrators (“TPAs”) to manage claims resulting from its general liability and workers’ compensation programs. The TPAs establish initial loss reserve estimates at the time a claim is reported and then monitor the development of the claim over time to confirm that such estimates continue to be appropriate. Management periodically reviews the claim reserves established by the TPAs and engages independent actuaries to assist with the evaluation of the adequacy of its reserves on a semi-annual basis. The Company adjusts its claim reserves with an associated increase or decrease to expense as new information on the underlying claims is obtained.

The insurance carriers, both workers compensation and auto, require we post collateral to support future expected claim payout. Prior to June 30, 2005 the Company typically deposited cash as collateral with the carrier. Subsequent to June 30, 2005, we replaced cash collateral held by the insurers with letters of credit to support retention limits in all subsequent periods. Letters of credit in support of the Company’s insurance programs issued primarily under the Credit Facility discussed in Note 9 to the consolidated financial statements totaled $45.3 million, $39.5 million and $32.8 million at June 30, 2007, 2006 and 2005, respectively.

General/Auto Liability

A summary of activity in the Company’s general liability claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2005	$21,606	$7,651	$13,955
Provision charged to auto/general liability insurance	6,664	—	6,664
Claim payments	(4,741)	—	(4,741)
Actuarial adjustment	(2,824)	—	(2,824)
Decrease in estimated recoverable claims	(1,159)	(1,159)	—

Balance June 30, 2006	19,546	6,492	13,054
Provision charged to auto/general liability insurance	7,571	—	7,571
Claim payments	(6,398)	—	(6,398)
Actuarial adjustment	1,079	—	1,079
Increase in estimated recoverable claims	8,842	8,842	—

Balance June 30, 2007	$30,640	$15,334	$15,306

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since June 2005, we have a self-insured retention which covers the first $2.0 million per occurrence for auto related claims and the first $2.0 million per occurrence for general liability claims with aggregate retentions of $7.0 million and $4.0 million, respectively. In addition we have an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005 we also have self-insured retentions with varying levels of coverage based on the applicable policy year.

Bi-annually the Company hires an independent actuary to update its insurance claims reserve valuation. In this effort the Company recorded additional general/auto insurance expense of $1.1 million for fiscal 2007 with a related increase to the claims reserves. The same review for fiscal 2006 resulted in a decrease to general/auto insurance expense of $2.8 million with offsetting decreases to our general/auto liability claims reserve.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007 and on April 4, 2007 a jury awarded the plaintiff compensatory damages totaling $12.1 million, which includes prejudgment interest of $0.5 million. The Company has filed a motion to appeal. The Company is covered under an automobile liability insurance program for the 2003-2004 policy year for individual claims in excess of $0.5 million up to an annual limit of $4.0 million. In addition, the Company maintains excess insurance, which provides additional coverage of up to $25.0 million per claim and in the aggregate. The Company has recorded an additional liability of $11.6 million at June 30, 2007 for the difference between the award and the self-insured deductible with an offsetting receivable of $11.6 million representing the amount due from the insurer. The liability has been classified as a component of accrued liabilities (see Note 6) and the offsetting receivable has been classified as a component of prepaid expenses and other on the consolidated balance sheet at June 30, 2007.

Workers’ Compensation

A summary of activity in the Company’s workers’ compensation claim reserves, the current portion of which is included in accrued liabilities and the long-term portion of which is included in other liabilities on the consolidated balance sheet, is as follows (in thousands):

	Gross Claim Reserves	Accounts Receivable From Insurers	Net Claim Reserves
Balance June 30, 2005	$12,752	$1,223	$11,529
Provision charged to payroll and employee benefits	11,447	—	11,447
Decrease in deposits	(1,205)	—	(1,205)
Retrospective-rated insurance adjustment	(1,272)	807	(2,079)
Claim payments	(1,556)	—	(1,556)
Actuarial adjustment	(7,578)		(7,578)
Decrease in estimated recoverable claims	(10)	(10)	—

Balance June 30, 2006	12,578	2,020	10,558
Provision charged to payroll and employee benefits	7,585	—	7,585
Decrease in deposits	(822)	—	(822)
Retrospective-rated insurance adjustment	(875)	(750)	(125)
Claim payments	(1,451)	—	(1,451)
Actuarial adjustment	(5,753)	—	(5,753)
Decrease in estimated recoverable claims	(246)	(246)	—

Balance June 30, 2007	$11,016	$1,024	$9,992

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since May 2005, we have a self-insured retention which covers the first $1.0 million per occurrence for the policy period May 2005 through April 2008. Our aggregate retention is unlimited. For policy years prior to May 2002, our policy also included a per occurrence retention with no annual aggregate limit. For the policy period May 2002 through May 2005, we purchased a first dollar program with a retrospectively rated endorsement whereby the related premiums were subject to adjustment at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts.

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

Bi-annually the Company hires an independent actuary to update its insurance claims reserve valuation. In this effort, the Company recorded a $5.8 million and a $7.6 million reduction in workers compensation expense for the periods ended June 30, 2007 and 2006, respectively.

With respect to its workers compensation policy for the policy year ended April 30, 2005, the Company determined that the risk of loss was not effectively transferred to the insurer. As a result, the Company recorded a deposit for amounts paid to the insurer during the policy period in excess of the identified premiums along with a corresponding insurance claim reserve. These amounts are periodically revalued as claims are paid under the policy. During May 2006, the Company received a partial refund of its deposit in the amount of $4.4 million as a result of its improved claims experience. As of June 30, 2007 and 2006, the Company’s deposit balances for the retrospective policy year ended April 30, 2005 were $1.7 million and $2.5 million, respectively. At June 30, 2007 and 2006 the claim reserves for this policy year were $1.4 million and $3.0 million, respectively.

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

As of June 30, 2005, the Company had $1.3 million of cash on deposit with Reliance to cover the balance of any outstanding claims. In March 2006, the Company received $1.2 million from Reliance, which represented the remaining balance of these deposits. The Company issued a letter of credit, which totaled $2.3 million and $3.7 million at June 30, 2007 and 2006, respectively, to cover any remaining claims.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 25, 2003, the Department placed Legion into liquidation. In January 2003, the Commonwealth Court of Pennsylvania (the “Court”) ordered the Legion liquidator and Mutual Indemnity to establish segregated trust accounts to be funded by cash deposits held by Mutual Indemnity for the benefit of individual insured’s such as the Company. It is the Company’s understanding that the Legion liquidator and Mutual Indemnity continue to negotiate the legal framework for the form and administration of these trust accounts and that no final agreement has yet been reached. Under Act 46 the Legion liquidator is required to first utilize the cash deposits available with Mutual Indemnity before attempting to collect any amounts from the Company. Based on the information currently available, the Company believes that the amounts on deposit with Mutual Indemnity are fully recoverable and will either be returned to the Company or used to pay claims on its behalf. In the event that the Company or the Legion liquidator are unable to access the funds on deposit with Mutual Indemnity, the Company may be required to fund the related workers’ compensation claims for the applicable policy years, to the extent that such losses are not covered by the applicable state guaranty funds. In fiscal 2003 and 2004, the Legion liquidator ordered the Company’s TPA to forward all workers’ compensation claims related to fiscal year 2002 to the state guarantee funds that will be administering these claims. The Company’s reserves for workers compensation claims pertaining to fiscal year 2002 were $42,000 and $1.5 million as of June 30, 2007 and 2006, respectively. Deposits held by Mutual Indemnity to cover these claims totaled $0.8 million and $1.3 million at June 30, 2007 and 2006, respectively, and are included in insurance deposits in the consolidated balance sheets. Since these claims are not in the Company’s control, it may not be able to obtain current information as to the settlement of these claims and to the use of their deposits to satisfy these claims.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	As of June 30,
	2007	2006
Senior Secured Term Loan B due March 2011	88,000	$107,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	66,954	59,170
Mortgages payable and other obligations, at varying rates from 8.25% to 14.64%, due through 2013	168	204

Long-term debt	280,122	291,374
Less: Current maturities	(41)	(37)

Long-term debt, net of current maturities	$280,081	$291,337

Debt Maturities

Aggregate annual maturities on long-term debt as of June 30, 2007 for each of the fiscal years ending June 30 are as follows (in thousands):

2008	$41
2009	42
2010	28
2011	88,017
2012	19
Thereafter	218,521

Gross principal	306,668
Less: Senior discount note accretion	(26,546)

Total debt at June 30, 2007	$280,122

At June 30, 2007, the Company had outstanding letters of credit which mature during the next twelve months totaling $46.1 million, of which $45.3 million support general/auto liability and workers’ compensation insurance programs. The outstanding letters of credit at June 30, 2007 applicable to the 2005 Credit Facility totaled $44.9 million.

2005 Credit Facility

In March 2005, Rural/Metro LLC entered into the 2005 Credit Facility, which provides for a $135.0 million Term Loan B facility maturing in 2011, a $35.0 million Letter of Credit Facility maturing in 2011, which the Company expanded to a $45.0 million Letter of Credit Facility (see “Amendment No. 3” discussed below) and a $20 million Revolving Credit Facility maturing in 2010, each of which is described below.

Due to the restatement of the financial statements, we did not timely file this Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (which expires November 23, 2007) upon the filing of this report with the SEC. See Credit Facility Amendments below and Note 20 to the consolidated financial statements.

Term Loan B

The Term Loan B bears interest at LIBOR plus 2.25% per annum through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility or, at Rural/Metro LLC’s option, the Alternate Base Rate (ABR), as defined in the 2005 Credit Facility, plus 1.50% per annum through October 10, 2007 with an increase to ABR plus 2.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Term Loan B is payable on the last day of each contract period, subject to a maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. As of June 30, 2007, $80.0 million of the outstanding balance was under a LIBOR option six-month contract accruing interest at 7.61% per annum, while the remaining $8.0 million was under a LIBOR option six-month contract accruing interest at 7.60% per annum.

The Term Loan B requires an annual principal payment of 1.0% of the original loan amount, payable quarterly beginning on September 30, 2005. Additionally, commencing with the Company’s fiscal year end on June 30, 2006, annual principal payments equal to 75% of the fiscal year-end excess cash flow, as defined in the 2005 Credit Facility, are due on September 30th of each year.

During fiscal 2007 and fiscal 2006, we made unscheduled principal payments on our Term Loan B totaling $19.0 million and $21.0 million, respectively. These payments satisfy the excess cash flow sweep requirement under the Term Loan B facility as of September 2007.

During fiscal 2005, we made a $7.0 million unscheduled principal payment on our Term Loan B which was applied to the 1% annual principal payment requirement; therefore, no principal payments are required until maturity in March 2011.

Rural/Metro LLC capitalized $4.9 million of expenses associated with the Term Loan B and is amortizing these costs to interest expense over the term of the agreement. Approximately $0.5 million and $0.6 million of deferred financing costs were written-off in relation to the $19.0 million and $21.0 million unscheduled principal payments in fiscal 2007 and fiscal 2006, respectively. Unamortized deferred financing costs related to Term Loan B were $2.1 million and $2.9 million at June 30, 2007 and 2006, respectively.

Revolving Credit Facility

The Revolving Credit Facility includes a letter of credit sub-line whereby $10.0 million of the $20.0 million total facility can be utilized to issue letters of credit. The Revolving Credit Facility bears interest on all amounts drawn against the line at LIBOR plus 3.25% per annum through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility or, at Rural/Metro LLC’s option, the ABR plus 2.25% per annum through October 10, 2007 with an increase to ABR plus 2.50% effective October 11, 2007 under Amendment No. 6 of the Credit Facility. In the case of the LIBOR option, whereby the contract period is equal to one, two, three or six months from the date of initial borrowing at Rural/Metro LLC’s option, interest on the Revolving Credit Facility is payable on the last day of each contract period, subject to a

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum payment term of three months. Interest is payable at the end of each quarter in the case of the ABR option. A commitment fee of 0.50% is payable on the total undrawn revolving commitment, plus a fronting fee of 0.25% on any letter of credit issued under the sub-line, payable at the end of each quarter. Principal payments prior to maturity are not required. Expenses associated with the Revolving Credit Facility of $0.8 million were capitalized and are being amortized to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.5 million at both June 30, 2007 and 2006. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2007.

Letter of Credit Facility

The Letter of Credit Facility is available primarily to support and/or replace existing and future insurance deductible arrangements of the Company, Rural/Metro LLC and the Guarantors. The Letter of Credit Facility bears a participation fee of 2.25% plus an administrative fee of 0.15% for a total of 2.40% per annum on the total facility payable quarterly. Effective October 11, 2007 under Amendment No. 6 of the Credit Facility, the Letter of Credit Facility participation fee will increase to 3.50% plus an administrative fee of 0.15% for a total of 3.65% per annum on the total facility payable quarterly. In addition, Rural/Metro LLC will pay a fronting fee of 0.125% per annum on issued letters of credit payable quarterly. Rural/Metro LLC capitalized expenses associated with the Letter of Credit Facility of $1.4 million and is amortizing these costs to interest expense over the term of the agreement. Unamortized deferred financing costs related to the Letter of Credit Facility were $0.9 million at both June 30, 2007 and 2006. At June 30, 2007, $44.9 million of the available Letter of Credit Facility balance was utilized primarily in support of the Company’s insurance programs.

Other Terms

The 2005 Credit Facility requires Rural/Metro LLC and its subsidiaries to meet certain financial tests, including a minimum interest coverage ratio, a maximum total leverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which among other things limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities limitations on the Company, as a holding company, and other matters customarily restricted in such agreements. Rural/Metro LLC and its subsidiaries were in compliance with these covenants as of June 30, 2007.

Indebtedness under the 2005 Credit Facility is guaranteed by the Company and each of Rural/Metro LLC’s current and future direct and indirect subsidiaries (the “Guarantors”) and is secured by a lien on substantially all of Rural/Metro LLC’s and the Guarantors’ current and future property, including all equity interests in Rural/Metro LLC and its current subsidiaries.

Credit Facility Amendments

On June 30, 2005, the Company amended certain terms, conditions and covenants contained in the 2005 Credit Facility (“Amendment No. 1”). Specifically, Amendment No. 1 modifies the definition of the term “Fixed Charges” to exclude unscheduled principal payments. Additionally, the limitation on capital expenditures for fiscal year 2005 was increased from $12.25 million to $13.25 million.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, Amendment No. 2 modified the existing covenant regarding permitted acquisitions by increasing the aggregate limit for acquisitions to $40.0 million and the individual limit for permitted acquisitions to $10.0 million, subject to an exception to allow the Company flexibility to exercise an existing option to acquire a medical transportation services entity in Las Vegas, Nevada by December 2007. Amendment No. 2 also modified certain other 2005 Credit Facility covenants including an increase in the permitted level of annual capital expenditures.

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

On January 18, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 5”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, Amendment No. 5 modified the definitions of “Consolidated Net Income” and “Consolidated Net Rental and Operating Lease Expense” to exclude discontinued operations prior to June 30, 2006. In connection with Amendment No. 5, the Company paid $0.7 million in lender and administration fees during the third quarter of fiscal 2007. Of this amount, $0.5 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. Amendment No. 5 was effective as of December 31, 2006.

On October 11, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 6”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, the Company’s margin over LIBOR increased from 2.25% to 3.50% for the term of the loan. In connection with Amendment No. 6, the Company paid $1.0 million in lender and administrative fees during the first quarter of fiscal 2008. Of this amount, $0.8 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. As part of Amendment No. 6, the Company obtained Waiver No. 2, which was effective September 1, 2007, under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K for the year ended June 30, 2007.

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

Costs related to this issuance totaling $5.3 million were capitalized and are being amortized to interest expense over the term of the Senior Subordinated Notes. Unamortized deferred financing costs related to the Senior Subordinated Notes were $4.1 million and $4.6 million at June 30, 2007 and 2006, respectively.

12.75% Senior Discount Notes

In March 2005, Rural/Metro Corporation completed a private placement of the Senior Discount Notes and received gross proceeds of $50.2 million. While interest will accrue prior to March 15, 2010, cash interest payments will not be due until September 15, 2010. The Senior Discount Notes had an initial accreted value of $536.99 per $1,000 principal amount at maturity. The accreted value will increase from the date of issuance until March 15, 2010 at a rate of 12.75% per annum compounded semiannually such that the accreted value will equal the principal amount at maturity of each Senior Discount Note on that date. The accreted value of the Senior Discount Notes was $67.0 million at June 30, 2007 and $59.2 million at June 30, 2006. The Senior Discount Notes have been subsequently registered under the Securities Act of 1933, as amended.

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

The Company capitalized costs totaling $2.2 million related to this issuance and is amortizing these costs to interest expense over the term of the Senior Discount Notes. Unamortized deferred financing costs related to the Senior Discount Notes were $1.7 million and $1.9 million at June 30, 2007 and 2006, respectively.

Other Terms

The Senior Subordinated Notes and the Senior Discount Notes contain certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends on our capital stock or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, sell certain assets or merge with or into other companies, purchase fixed assets and prepay certain other indebtedness. The Company was in compliance with these covenants as of June 30, 2007.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Notes Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Certain information presented has been restated from that originally reported to reflect the effect of the correction of errors, for a discussion of the restatement and the correction of errors see the Explanatory Note and Note 2 of the Financial Statements.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181
Short-term investments	—	—	—	—	—	—	—	—	—
Accounts receivable, net	—	—	—	70,378	7,935	—	78,313	—	78,313
Inventories	—	—	—	8,782	—	—	8,782	—	8,782
Deferred income taxes	—	—	—	15,836	—	—	15,836	—	15,836
Prepaid expenses and other	—	4	—	18,269	—	—	18,273	—	18,273

Total current assets	—	4	—	118,830	8,551	—	127,385	—	127,385
Property and equipment, net	—	—	—	45,319	202	—	45,521	—	45,521
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	67,309	—	—	67,309	—	67,309
Insurance deposits	—	—	—	1,868	—	—	1,868	—	1,868
Other assets	1,707	7,561	—	9,754	525	—	17,840	—	19,547
Due from (to) affiliates (1)	—	115,666	125,000	(112,534)	(3,132)	(125,000)	—	—	—
Due from (to) Parent Company	(41,900)	41,900	—	—	—	—	41,900	—	—
LLC investment in subsidiaries	—	59,588	—	—	—	(59,588)	—	—	—
Parent Company investment in LLC	6,598	—	—	—	—	—	—	(6,598)	—

Total assets	$(33,595)	$224,719	$125,000	$168,246	$6,146	$(184,588)	$339,523	$(6,598)	$299,330

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,893	$1,378	$—	$15,271	$—	$15,271
Accrued liabilities	—	5,121	—	47,673	564	—	53,358	—	53,358
Deferred revenue	—	—	—	24,959	—	—	24,959	—	24,959
Current portion of long-term debt	—	—	—	41	—	—	41	—	41

Total current liabilities	—	5,121	—	86,566	1,942	—	93,629	—	93,629

Long-term debt, net of current portion (1)	66,954	213,000	125,000	127	—	(125,000)	213,127	—	280,081
Other liabilities	—	—	—	24,065	—	—	24,065	—	24,065

Total liabilities	66,954	218,121	125,000	110,758	1,942	(125,000)	330,821	—	397,775

Minority interest	—	—	—	—	—	2,104	2,104	—	2,104

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Stockholders’ equity (deficit):
Common stock	$247	$—	$—	$90	$—	$(90)	$—	$—	$247
Additional paid-in capital	154,777	—	—	74,770	20	(74,790)	—	—	154,777
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	294	—	—	—	—	—	—	—	294
Accumulated deficit	(254,628)	—	—	(17,372)	4,184	13,188	—	—	(254,628)
Member equity	—	6,598	—	—	—	—	6,598	(6,598)	—

Total stockholders’ equity (deficit)	(100,549)	6,598	—	57,488	4,204	(61,692)	6,598	(6,598)	(100,549)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(33,595)	$224,719	$125,000	$168,246	$6,146	$(184,588)	$339,523	$(6,598)	$299,330

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at June 30, 2007 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non-Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041
Short-term investments	—	—	—	6,201	—	—	6,201	—	6,201
Accounts receivable, net	—	—	—	76,605	6,762	—	83,367	—	83,367
Inventories	—	—	—	8,828	—	—	8,828	—	8,828
Deferred income taxes	—	—	—	13,610	—	—	13,610	—	13,610
Prepaid expenses and other	—	75	—	3,112	4	—	3,191	—	3,191

Total current assets	—	75	—	110,247	7,916	—	118,238	—	118,238
Property and equipment, net	—	—	—	45,099	204	—	45,303	—	45,303
Goodwill	—	—	—	38,362	—	—	38,362	—	38,362
Deferred income taxes	—	—	—	70,374	—	—	70,374	—	70,374
Insurance deposits	—	—	—	2,842	—	—	2,842	—	2,842
Other assets	1,904	8,879	—	12,441	525	—	21,845	—	23,749
Due from (to) affiliates (1)	—	154,242	125,000	(151,408)	(2,834)	(125,000)	—	—	—
Due from (to) Parent Company	(43,023)	43,023	—	—	—	—	43,023	—	—
LLC investment in subsidiaries	—	30,634	—	—	—	(30,634)	—	—	—
Parent Company investment in LLC	(369)	—	—	—	—	—	—	369	—

Total assets	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$13,002	$1,227	$—	$14,229	$—	$14,229
Accrued liabilities	—	5,222	—	35,603	454	—	41,279	—	41,279
Deferred revenue	—	—	—	24,444	—	—	24,444	—	24,444
Current portion of long-term debt	—	—	—	37	—	—	37	—	37

Total current liabilities	—	5,222	—	73,086	1,681	—	79,989	—	79,989

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—(Continued)

AS OF JUNE 30, 2006

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non-Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Long-term debt, net of current portion (1)	$59,170	$232,000	$125,000	$167	$—	$(125,000)	$232,167	$—	$291,337
Other liabilities	—	—	—	26,135	—	—	26,135	—	26,135

Total liabilities	59,170	237,222	125,000	99,388	1,681	(125,000)	338,291	—	397,461

Minority interest	—	—	—	—	—	2,065	2,065	—	2,065

Stockholders’ equity (deficit):
Common stock	245	—	—	90	—	(90)	—	—	245
Additional paid-in capital	153,955	—	—	74,770	20	(74,790)	—	—	153,955
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated deficit	(253,619)	—	—	(46,291)	4,110	42,181	—	—	(253,619)
Member equity	—	(369)	—	—	—	—	(369)	369	—

Total stockholders’ equity (deficit)	(100,658)	(369)	—	28,569	4,130	(32,699)	(369)	369	(100,658)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(41,488)	$236,853	$125,000	$127,957	$5,811	$(155,634)	$339,987	$369	$298,868

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC-Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/ Metro LLC	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$453,733	$40,934	$(27,056)	$467,611	$—	$467,611
Operating expenses:
Payroll and employee benefits	(7)	—	—	291,225	93	—	291,318	—	291,311
Depreciation and amortization	—	—	—	12,130	2	—	12,132	—	12,132
Other operating expenses	—	—	—	101,795	37,889	(27,056)	112,628	—	112,628
Auto/general liability insurance expense	—	—	—	17,871	223	—	18,094	—	18,094
Loss on goodwill impairment	—	—	—	662	—	—	662	—	662
Loss on sale of assets	—	—	—	61	—	—	61	—	61

Total operating expenses	(7)	—	—	423,744	38,207	(27,056)	434,895	—	434,888

Operating income	7	—	—	29,989	2,727	—	32,716	—	32,723
Equity in earnings of subsidiaries	6,967	30,304	—	—	—	(30,304)	—	(6,967)	—
Interest expense	(7,983)	(23,337)	—	(198)	—	—	(23,535)	—	(31,518)
Interest income	—	—	—	467	50	—	517	—	517

Income from continuing operations before income taxes and minority interest	(1,009)	6,967	—	30,258	2,777	(30,304)	9,698	(6,967)	1,722
Income tax provision	—	—	—	(1,609)	—	—	(1,609)	—	(1,609)
Minority interest	—	—	—	—	—	(1,389)	(1,389)	—	(1,389)

Loss from continuing operations	(1,009)	6,967	—	28,649	2,777	(31,693)	6,700	(6,967)	(1,276)
Income from discontinued operations, net of income taxes	—	—	—	267	—	—	267	—	267

Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC-Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$435,689	$38,596	$(23,758)	$450,527	$—	$450,527
Operating expenses:
Payroll and employee benefits	28	—	—	268,741	81	—	268,822	—	268,850
Depreciation and amortization	—	—	—	11,115	3	—	11,118	—	11,118
Other operating expenses	—	—	—	94,904	36,769	(23,758)	107,915	—	107,915
Auto/general liability insurance expense	—	—	—	12,869	274	—	13,143	—	13,143
Gain on sale of assets	—	—	—	(1,301)	(10)	—	(1,311)	—	(1,311)

Total operating expenses	28	—	—	386,328	37,117	(23,758)	399,687	—	399,715

Operating income (loss)	(28)	—	—	49,361	1,479	—	50,840	—	50,812
Equity in earnings of subsidiaries	10,018	33,802	—	—	—	(33,802)	—	(10,018)	—
Interest expense (1)	(7,110)	(23,784)	—	(131)	—	—	(23,915)	—	(31,025)
Interest income	—	—	—	508	40	—	548	—	548
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—

Income from continuing operations before income taxes and minority interest	2,880	10,018	—	49,738	1,519	(33,802)	27,473	(10,018)	20,335
Income tax provision	—	—	—	(10,749)	—	—	(10,749)	—	(10,749)
Minority interest	—	—	—	—	—	(759)	(759)	—	(759)

Income from continuing operations	2,880	10,018	—	38,989	1,519	(34,561)	15,965	(10,018)	8,827
Loss from discontinued operations, net of income taxes	—	—	—	(5,947)	—	—	(5,947)	—	(5,947)

Net income	$2,880	$10,018	$—	$33,042	$1,519	$(34,561)	$10,018	$(10,018)	$2,880

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC-Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/ Metro LLC (As restated)	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$406,547	$36,804	$(22,867)	$420,484	$—	$420,484
Operating expenses:
Payroll and employee benefits	—	—	—	257,885	25	—	257,910	—	257,910
Depreciation and amortization	—	—	—	10,530	—	—	10,530	—	10,530
Other operating expenses	—	—	—	84,658	36,689	(22,867)	98,480	—	98,480
Auto/general liability insurance expense	—	—	—	16,485	(103)	—	16,382	—	16,382
Loss on sale of assets	—	—	—	72	—	—	72	—	72

Total operating expenses	—	—	—	369,630	36,611	(22,867)	383,374	—	383,374

Operating income	—	—	—	36,917	193	—	37,110	—	37,110
Equity in earnings of subsidiaries	120,591	98,141	—	—	—	(98,141)	—	(120,591)	—
Interest expense	(21,677)	(7,524)	—	(366)	—	—	(7,890)	—	(29,567)
Interest income (1)	—	—	—	281	11	—	292	—	292
Loss on early extinguishment of debt	(8,170)	—	—	—	—	—	—	—	(8,170)

Income from continuing operations before income taxes and minority interest	90,744	90,617	—	36,832	204	(98,141)	29,512	(120,591)	(335)
Income tax benefit	—	—	—	87,659	—	—	87,659	—	87,659
Minority interest	—	—	—	—	—	(102)	(102)	—	(102)

Income from continuing operations	90,744	90,617	—	124,491	204	(98,243)	117,069	(120,591)	87,222
Income from discontinued operations, net of income taxes	—	—	—	3,522	—	—	3,522	—	3,522

Net income	$90,744	$90,617	$—	$128,013	$204	$(98,243)	$120,591	$(120,591)	$90,744

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

		Senior Subordinated Notes Issuers							Rural Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.	Senior Subordinated Notes Guarantors	Non - Guarantor	Eliminations	Rural/ Metro LLC - Consolidated	Eliminations
Cash flows from operating activities:
Net loss	$(1,009)	$6,967	$—	$28,916	$2,777	$(31,693)	$6,967	$(6,967)	$(1,009)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	—	—	—	12,130	2	—	12,132	—	12,132
Non-cash adjustments to insurance claims reserves	—	—	—	(4,674)	—	—	(4,674)	—	(4,674)
Accretion of 12.75% Senior Discount Notes	7,784	—	—	—	—	—	—	—	7,784
Deferred income taxes	(327)	—	—	983	—	—	983	—	656
Amortization of deferred financing costs	197	1,994	—	—	—	—	1,994	—	2,191
Gain on sale of property and equipment	—	—	—	(614)	—	—	(614)	—	(614)
Goodwill impairment	—	—	—	662	—	—	662	—	662
Earnings of minority shareholder	—	—	—	—	—	1,389	1,389	—	1,389
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities—
Accounts receivable	—	—	—	6,227	(1,173)	—	5,054	—	5,054
Inventories	—	—	—	46	—	—	46	—	46
Prepaid expenses and other	—	71	—	(3,324)	4	—	(3,249)	—	(3,249)
Insurance deposits	—	—	—	974	—	—	974	—	974
Other assets	—	—	—	2,197	—	—	2,197	—	2,197
Accounts payable	—	—	—	1,577	151	—	1,728	—	1,728
Accrued liabilities	—	(101)	—	2,163	109	—	2,171	—	2,171
Deferred revenue	—	—	—	515	—	—	515	—	515
Other liabilities	—	—	—	1,696	—	—	1,696	—	1,696

Net cash provided by operating activities	6,638	8,931	—	49,474	1,870	(30,304)	29,971	(6,967)	29,642

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2007

(in thousands)

		Senior Subordinated Notes Issuers							Rural Metro Corporation Consolidated
	Parent	Rural/Metro LLC	Rural/Metro Inc.	Senior Subordinated Notes Guarantors	Non - Guarantor	Eliminations	Rural/ Metro LLC - Consolidated	Eliminations
Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Sales of short-term investments	—	—	—	21,751	—	—	21,751	—	21,751
Capital expenditures	—	—	—	(13,249)	—	—	(13,249)	—	(13,249)
Proceeds from the sale of property and equipment	—	—	—	777	—	—	777	—	777

Net cash used in investing activities	—	—	—	(6,271)	—	—	(6,271)	—	(6,271)

Cash flows from financing activities:
Repayment of debt	—	—	—	(19,036)	—	—	(19,036)	—	(19,036)
Tax benefit from the exercise of stock options	327	—	—	—	—	—	—	—	327
Issuance of common stock	504	—	—	—	—	—	—	—	504
Distribution of earnings to minority shareholders	—	—	—	—	(1,350)	—	(1,350)	—	(1,350)
Distribution of earnings to Rural/Metro LLC	—	1,350	—	—	(1,350)	—	—	—	—
Cash paid for debt issuance costs	—	(676)	—	—	—	—	(676)	—	(676)
Due to/from affiliates	(7,469)	(9,605)	—	(20,493)	296	30,304	502	6,967	—

Net cash used in financing activities	(6,638)	(8,931)	—	(39,529)	(2,404)	30,304	(20,560)	6,967	(20,231)

Increase (decrease) in cash and cash equivalents	—	—	—	3,674	(534)	—	3,140	—	3,140
Cash and cash equivalents, beginning of year	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of year	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,880	$10,018	$—	$33,042	$1,519	$(34,561)	$10,018	$(10,018)	$2,880
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	11,348	3	—	11,351	—	11,351
Non-cash adjustments to insurance claims reserves	—	—	—	(8,440)	—	—	(8,440)	—	(8,440)
Accretion of 12.75% Senior Discount Notes	6,895	—	—	—	—	—	—	—	6,895
Deferred income taxes	(895)	—	—	6,194	—	—	6,194	—	5,299
Amortization of deferred financing costs	201	2,166	—	—	—	—	2,166	—	2,367
Gain on sale of property and equipment	—	—	—	(1,412)	—	—	(1,412)	—	(1,412)
Goodwill impairment	—	—	—	982	—	—	982	—	982
Earnings of minority shareholder	—	—	—	—	—	759	759	—	759
Stock based compensation expense	28	—	—	—	—	—	—	—	28
Changes in assets and liabilities—
Accounts receivable	—	—	—	(10,814)	(567)	—	(11,381)	—	(11,381)
Inventories	—	—	—	(350)	—	—	(350)	—	(350)
Prepaid expenses and other	—	(8)	—	4,181	2	—	4,175	—	4,175
Insurance deposits	—	—	—	3,744	—	—	3,744	—	3,744
Other assets	—	—	—	1,396	—	—	1,396	—	1,396
Accounts payable	—	—	—	(1,340)	(14)	—	(1,354)	—	(1,354)
Accrued liabilities	—	(310)	—	1,698	283	—	1,671	—	1,671
Deferred revenue	—	—	—	2,286	—	—	2,286	—	2,286
Other liabilities	—	—	—	5,200	—	—	5,200	—	5,200

Net cash provided by operating activities	9,109	11,866	—	47,715	1,226	(33,802)	27,005	(10,018)	26,096

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(62,351)	—	—	(62,351)	—	(62,351)
Sales of short-term investments	—	—	—	56,150	—	—	56,150	—	56,150
Capital expenditures	—	—	—	(14,969)	(204)	—	(15,173)	—	(15,173)
Proceeds from the sale of property and equipment	—	—	—	1,806	—	—	1,806	—	1,806

Net cash used in investing activities	—	—	—	(19,364)	(204)	—	(19,568)	—	(19,568)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2006

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from financing activities:
Repayment of debt	—	—	—	(22,496)	—	—	(22,496)	—	(22,496)
Tax benefit from the exercise of stock options	895	—	—	—	—	—	—	—	895
Issuance of common stock	731	—	—	—	—	—	—	—	731
Distributions to minority shareholders	—	—	—	—	(305)	—	(305)	—	(305)
Distributions to Rural/Metro LLC	—	150	—	—	(150)	—	—	—	—
Due to/from affiliates	(10,735)	(12,016)	—	(20,995)	(74)	33,802	717	10,018	—

Net cash used in financing activities	(9,109)	(11,866)	—	(43,491)	(529)	33,802	(22,084)	10,018	(21,175)

Increase (decrease) in cash and cash equivalents	—	—	—	(15,140)	493	—	(14,647)	—	(14,647)
Cash and cash equivalents, beginning of year	—	—	—	17,031	657	—	17,688	—	17,688

Cash and cash equivalents, end of year	$—	$—	$—	$1,891	$1,150	$—	$3,041	$—	$3,041

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$90,744	$90,617	$—	$128,013	$204	$(98,243)	$120,591	$(120,591)	$90,744
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	11,554	—	—	11,554	—	11,554
Non-cash adjustments to insurance claims reserves	—	—	—	(6,725)	—	—	(6,725)	—	(6,725)
Accretion of 12.75% Senior Discount Notes	2,066	—	—	—	—	—	—	—	2,066
Deferred income taxes	—	—	—	(88,427)	—	—	(88,427)	—	(88,427)
Amortization of deferred financing costs	1,848	756	—	—	—	—	756	—	2,604
Loss on sale of property and equipment	—	—	—	454	—	—	454	—	454
Earnings of minority shareholder	—	—	—	—	—	102	102	—	102
Non-cash portion of loss on early extinguishment of debt	5,668	—	—	—	—	—	—	—	5,668
Tax benefit from the exercise of stock options	2,202	—	—	—	—	—	—	—	2,202
Amortization of debt discount	17	—	—	—	—	—	—	—	17
Changes in assets and liabilities—
Accounts receivable	—	—	—	(7,769)	1,131	—	(6,638)	—	(6,638)
Inventories	—	—	—	(506)	—	—	(506)	—	(506)
Prepaid expenses and other	—	(67)	—	(2,407)	—	—	(2,474)	—	(2,474)
Insurance deposits	—	—	—	(5,311)	—	—	(5,311)	—	(5,311)
Other assets	—	—	—	1,652	—	—	1,652	—	1,652
Accounts payable	—	—	—	574	176	—	750	—	750
Accrued liabilities	—	—	—	3,632	142	—	3,774	—	3,774
Deferred revenue	—	—	—	2,239	—	—	2,239	—	2,239
Other liabilities	—	—	—	11,110	—	—	11,110	—	11,110

Net cash provided by operating activities	102,545	91,306	—	48,083	1,653	(98,141)	42,901	(120,591)	24,855

Cash flows from investing activities:
Capital expenditures	—	—	—	(12,521)	—	—	(12,521)	—	(12,521)
Proceeds from the sale of property and equipment	—	—	—	149	—	—	149	—	149

Net cash used in investing activities	—	—	—	(12,372)	—	—	(12,372)	—	(12,372)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—(Continued)

FOR THE YEAR ENDED JUNE 30, 2005

(in thousands)

	Parent (As restated)	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors (As restated)	Non- Guarantor (As restated)	Eliminations (As restated)	Rural/Metro LLC - Consolidated (As restated)	Eliminations (As restated)	Rural Metro Corporation Consolidated (As restated)
		Rural/Metro LLC (As restated)	Rural/Metro Inc.
Cash flows from financing activities:
Repayment of debt	(302,555)	—	—	(8,393)	—	—	(8,393)	—	(310,948)
Issuance of common stock	3,050	—	—	—	—	—	—	—	3,050
Issuance of debt	50,209	260,000	125,000	—	—	(125,000)	260,000	—	310,209
Cash paid for debt issuance costs	(2,040)	(11,438)	—	—	—	—	(11,438)	—	(13,478)
Due to/from affiliates	148,791	(339,868)	(125,000)	(26,229)	(1,426)	223,141	(269,382)	120,591	—

Net cash used in financing activities	(102,545)	(91,306)	—	(34,622)	(1,426)	98,141	(29,213)	120,591	(11,167)

Increase in cash and cash equivalents	—	—	—	1,089	227	—	1,316	—	1,316
Cash and cash equivalents, beginning of year	—	—	—	15,942	430	—	16,372	—	16,372

Cash and cash equivalents, end of year	$—	$—	$—	$17,031	$657	$—	$17,688	$—	$17,688

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Income Taxes

The following table shows the components of the income tax (provision) benefit from total operations (in thousands):

	Years ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Current income tax provision	$(811)	$(1,456)	$(550)
Deferred income tax (provision) benefit	(942)	(6,153)	86,067

Total income tax (provision) benefit	$(1,753)	$(7,609)	$85,517

Continuing operations (provision) benefit	$(1,609)	$(10,749)	$87,659
Discontinued operations (provision) benefit	(144)	3,140	(2,142)

Total income tax (provision) benefit	$(1,753)	$(7,609)	$85,517

The following table shows the components of the income tax (provision) benefit applicable to continuing operations (in thousands):

	Years ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Current:
Federal	$(26)	$(752)	$(521)
State	(777)	(886)	(224)

Total	(803)	(1,638)	(745)

Deferred:
Federal	(457)	(8,421)	82,615
State	(349)	(690)	5,789

Total	(806)	(9,111)	88,404

Total income tax (provision) benefit	$(1,609)	$(10,749)	$87,659

The income tax (provision) benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest as follows (in thousands):

	Years ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Federal income tax (provision) benefit at statutory rate	$(603)	$(7,117)	$117
State taxes, net of federal tax benefit	(860)	(844)	(1,177)
Change in valuation allowance	30	(321)	87,318
Disallowed interest on Senior Discount Notes	(487)	(432)	(150)
Executive compensation	(158)	(723)	(1,029)
Other, net	469	(1,312)	2,580

Total income tax (provision) benefit	$(1,609)	$(10,749)	$87,659

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities (in thousands):

	As of June 30,
	2007	2006 (As restated)
Deferred tax assets:
Net operating loss carryforwards	$54,319	$57,994
Minimum tax credit carryforwards	1,259	1,252
Capital loss carryforwards	21,044	21,044
Insurance claim reserves	11,202	10,795
Accelerated depreciation and amortization	—	2,380
Estimate for uncompensated care	12,505	10,275
Settlements	2,011	1,288
Compensation and benefits	2,917	4,250
Deferred revenue	2,054	1,885
Interest expense	5,298	2,840
Joint venture interest	744	539
Other	1,818	1,912

Deferred tax assets	115,171	116,454

Deferred tax liabilities:
Accelerated depreciation and amortization	(1,180)	—
Other	—	—

Deferred tax liabilities	(1,180)	—

Net deferred tax assets before valuation allowance	113,991	116,454
Less: valuation allowance	(30,846)	(32,470)

Net deferred tax assets	$83,145	$83,984

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

In the fourth quarter of fiscal 2005, the Company released $89.8 million of its deferred tax valuation allowances, primarily those relating to its federal and state net operating loss carryforwards, as a result of management’s determination that realization of the related deferred tax benefits was likely. The Company reflected the related valuation allowance release as a deferred tax benefit in continuing operations of $87.3 million, a credit to additional paid in capital of $2.1 million, a reduction in goodwill of $1.5 million and a deferred tax charge in discontinued operations of $1.1 million. The portion of the valuation allowance release recorded as a reduction of goodwill relates to acquired net operating losses for which a related benefit had not previously been recognized.

The valuation allowance was established beginning in fiscal 2000 as a result of substantial financial and taxable losses arising from the Company’s restructuring, bad debt write-offs, and impairments as a result of the adoption of SFAS 142. Management regularly assessed the recoverability of the deferred tax assets by reviewing factors of past and future profitability. During the fiscal 2005 review of the deferred tax assets, management concluded that

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

there were strong factors indicating that it was more likely than not that the related deferred tax assets would be realized. These factors included cumulative pretax income in prior years, the refinancing of our long-term debt in 2005, which furthered management’s belief that the Company would realize the value of such released assets, and our financial projections of continuing income in future years. As a result, the Company released a significant portion of the valuation allowance.

The Company continues to maintain a valuation allowance of $30.8 million for those net operating loss and capital loss carryforwards that management currently expects will expire prior to utilization. The valuation allowance includes $21.0 million related to capital loss carryforwards and $9.8 million related to state net operating loss carryforwards.

Beginning in fiscal 2006, the Company is recognizing deferred income tax expense as the Company utilizes its net operating loss carryforwards to reduce its federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $126 million, which expire in 2014-2024 and state net operating loss carryforwards of approximately $236 million, which expire in 2008-2027. The deferred tax asset relating to the Company's net operating loss carryforwards reflects a reduction of $6.4 million related to losses in certain subsidiaries with closed operations which the Company may not be able to utilize in its consolidated tax return. The reductions ranged from $6.4 million to $18.9 million with no one point in the range more likely to occur than another. The Company had capital loss carryforwards of $54.7 million, of which $36.4 million will expire in 2008 and $18.3 million will expire in 2009. The Company also had minimum tax credit carryforwards of $1.3 million for federal income tax purposes. These credits can be carried forward indefinitely, but may only be used to the extent that regular tax exceeds the alternative minimum tax in any given year. If the Company experiences an ownership change as defined by the Internal Revenue Code, its ability to utilize its carryforwards may be limited.

The Internal Revenue Service examination of the Company’s federal income tax return for the year ended June 30, 2004 closed in fiscal 2007. Management had previously provided for expected adjustments from the examination and that the final outcome resulted in no subsequent adjustments to the Company’s consolidated financial condition, results of operations or cash flows.

(11)	Redeemable Nonconvertible Participating Preferred Stock

As of June 30, 2007 and 2006, there were 2,000,000 shares of preferred stock, par value $0.01 per share, authorized, none of which were issued and outstanding.

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

1992 Stock Option Plan

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in November 1992 and expired November 5, 2002. The 1992 Plan provided for the granting of up to 6.0 million options to acquire common stock of the Company as well as the granting of common stock, stock appreciation rights or other cash awards. At June 30, 2007, 2.7 million options had been exercised and 1.2 million options remain outstanding under the 1992 Plan. Options under the 1992 Plan were granted as incentive stock options or non-qualified stock options.

Options under the 1992 Plan were granted only to persons who at the time of grant were either key personnel of the Company or consultants and independent contractors who provided valuable services to the Company. Incentive stock options could only be granted to key personnel of the Company. Options granted under the 1992 Plan vested over periods not exceeding five years. There were no options granted during fiscal 2007.

2000 Non-Qualified Stock Option Plan

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted in August 2000 and provides for the granting of options to acquire common stock of the Company. At the time of adoption, the maximum number of shares of common stock issuable under the 2000 Plan was 2.0 million. As of June 30, 2007, 1.4 million options had been exercised, 0.1 million options remain outstanding and 0.5 million options remain available for grant under the 2000 Plan.

Options under the 2000 Plan may be granted only to persons who at the time of grant are either regular employees, excluding Directors and Officers, or persons who provide consulting or other services as independent contractors to the Company. Options granted to date vest over periods not exceeding three years. There were no options granted during fiscal 2007.

To date, the Company has not granted options with market or performance conditions. All options granted under the 1992 Plan and the 2000 Plan through June 30, 2007 have exercise prices equal to the fair market value of the Company’s stock on the date of grant. Options granted under both plans have a 10 year contractual term. Such term was established by the Board of Directors at the time of grant. Shares issued upon option exercise consist of authorized but unissued shares of the Company’s common stock.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity in the 1992 Plan and the 2000 Plan as of June 30, 2007:

	Year Ended June 30, 2007
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of year	1,856,251	$8.95
Granted	—	N/A
Expired or terminated	(358,716)	$18.73
Exercised	(242,208)	$2.08

Options outstanding at end of year	1,255,327	$7.48	2.74 years	$2,720,745

Options exercisable at end of year	1,255,327	$7.48	2.74 years	$2,720,745
Options available for grant at end of year	480,664

The Company issued 242,208, 378,019 and 2,159,606 shares of its common stock for the years ended June 2007, 2006 and 2005, respectively, in connection with stock option exercises. The Company received $0.5 million, $0.7 million and $3.0 million in cash proceeds associated with the exercise of stock options and recognized $0.3 million, $0.9 million and $2.2 million of income tax benefits associated with the exercise of such options for the years ended June 30, 2007, 2006 and 2005, respectively. Under FSP 123(R)-3, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. In addition, the Company elected to use the “tax law ordering” approach for purposes of determining whether an excess benefit has been realized. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $1.3 million, $1.8 million and $4.9 million, respectively.

401(k) Plan — Nonunion

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

Matching contributions of $1.4 million, $1.6 million and $1.6 million were made to the 401(k) Plan during each of the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The Company did not elect to make a discretionary profit sharing contribution in fiscal years 2007, 2006 or 2005. The Company’s 401(k) matching contribution liability was $2.7 million and $2.5 million at June 30, 2007 and 2006, respectively. The 401 (k) Plan has a December 31 year-end and therefore the matching contribution liability balances at June 30, 2007 and 2006 include approximately 18 months of such contributions.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan—Union

The Company has a defined contribution plan (the “Union 401(k) Plan”) covering eligible employees of one of its subsidiaries, primarily those covered by a collective bargaining arrangement. The Union 401(k) Plan is designed to provide tax-deferred income to certain of the Company’s unionized employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code.

The Union 401(k) plan provides that each participant may contribute up to 50% of his or her respective salary, not to exceed the annual statutory limit, except for highly compensated employees, whose contributions are limited to 17% of their annual salary. The Company is required to match $1.00 for each $1.00 of participant contribution subject to a maximum match of 7.65%. Participants become vested in the Company’s matching contributions at 20% upon completing two years of service and then continue to vest in 20% increments each year thereafter until they complete six years of service at which time they are 100% vested in the Company’s matching contributions. Matching contributions of $0.4 million, $0.3 million and $0.1 million were made to the union 401(K) Plan during fiscal year 2007, 2006 and 2005, respectively.

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

The Company’s general funding policy is to make annual contributions to the plan as required by the Employee Retirement Income Security Act (“ERISA”). Contributions by the Company during fiscal 2007 and 2006 totaled $2.3 million and $1.0 million, respectively. The plan’s obligations are valued on an annual basis using a June 30 measurement date.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158, which became effective for the Company on June 30, 2007, requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position.

Based on the projected benefit obligations of the Company’s defined benefit pension plan at June 30, 2007, the aggregate funded status of the Company’s defined benefit pension plan was $1.7 million.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet at June 30, 2007 (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other noncurrent assets	$19,070	$477	$19,547
Deferred income taxes	83,328	(183)	83,145
Total assets	299,036	294	299,330
Accumulated other comprehensive income, net of tax	—	294	294
Total stockholders’ deficit	(100,843)	294	(100,549)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the years ended June 30, 2007 and 2006 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets at June 30, 2007 and June 30, 2006 (in thousands):

	Years ended June 30,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$1,328	$883
Service cost	1,478	901
Interest cost	92	44
Plan participants’ contributions	17	16
Benefits paid	(1)	(4)
Administrative expenses paid	(10)	(9)
Unrecognized actuarial (gain) loss	102	(503)

Benefit obligation at end of year	3,006	1,328

Change in plan assets:
Fair value of plan assets at beginning of year	2,005	$851
Actual return on plan assets	442	101
Employer contributions	2,270	1,050
Benefits paid	(1)	(4)
Administrative expenses paid	(10)	(9)
Plan participants’ contributions	17	16

Fair value of plan assets at end of year	4,723	2,005

Funded status at end of year	$1,717	$677

Unrecognized actuarial gain		(381)

Net amount recognized		$296

Amounts recognized in the Consolidated Balance Sheet before the adoption of SFAS 158 consist of:
Accrued benefit liability		$—
Prepaid pension cost		296

Amount recognized		$296

Amounts recognized in the Consolidated Balance Sheet after the adoption of SFAS 158 consist of:
Noncurrent prepaid pension cost	$1,717

Amount recognized	$1,717

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$477

Amount recognized (a)	$477

(a) In the Consolidated Statement of Shareholders’ Equity, accumulated other comprehensive income relating to an adjustment to initially adopt SFAS 158 is reported net of an income tax provision of $183,000.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the defined benefit pension plan was $2,556,000 and $1,102,000 at June 30, 2007 and June 30, 2006, respectively.

The estimated actuarial gain for the defined benefit pension plan that will be amortized from accumulated comprehensive income into periodic benefit expense in 2008 is $0.

The components of net periodic benefit cost are as follows (in thousands):

	Years ended June 30,
	2007	2006	2005
Service cost	$1,477	$901	$726
Interest cost	92	43	—
Expected return on plan assets	(237)	(95)	(26)
Amortization of unrecognized (gain) loss	(7)	3	—

Net periodic benefit cost	$1,325	$852	$700

The assumptions used to determine the Company’s benefit obligation as of June 30, 2007 and 2006 were:

	2007	2006
Discount rate	6.26%	6.48%
Rate of increase in compensation levels	4.00%	4.00%

The assumptions used to determine the Company’s net periodic benefit cost for fiscal 2007, 2006 and 2005 were:

	2007	2006	2005
Discount rate	6.48%	5.00%	6.25%
Rate of increase in compensation levels	4.00%	2.50%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%	7.50%

Assumed discount rates were determined by applying the spot rates underlying the Citigroup Pension Discount Curve to the plan’s anticipated cash flows. The discount rate was determined as the level rate compounded annually that produced the same present value as that based upon the spot rates, with an adjustment to reflect a provision for expenses.

For fiscal 2007, 2006 and 2005, the Company assumed a long-term rate of return on assets of 7.5%. In developing the 7.5% expected long-term rate of return assumption, management evaluated input from an independent actuary, including their expectations of asset class return expectations and long-term inflation assumptions.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pension plan assets at June 30, 2007 and 2006 by asset category are shown below.

	2007	2006
Asset allocation:
Equity securities	59.8%	58.2%
Debt securities	32.4%	33.2%
Real estate	7.8%	8.6%

Total	100.0%	100.0%

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

Future benefit payments expected to be made from plan assets are summarized below by fiscal year (in thousands):

2008	$4
2009	9
2010	25
2011	48
2012	72
2013-2017	993

(14) Earnings per Share

Income (loss) from continuing operations per share assuming no dilution is computed by dividing income (loss) from continuing operations by the weighted-average number of shares outstanding. Income (loss) from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted-average number of shares outstanding utilized in the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Income (loss) from continuing operations	$(1,276)	$8,827	$87,222

Average number of shares outstanding—Basic	24,604	24,359	22,674
Add: Incremental shares for dilutive effect of stock options	—	483	1,431

Average number of shares outstanding—Diluted	24,604	24,842	24,105

Income (loss) from continuing operations per share—Basic	$(0.05)	$0.36	$3.84

Income (loss) from continuing operations per share—Diluted	$(0.05)	$0.36	$3.62

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended June 30, 2007, no share of common stock underlying stock options were included in the computation of income per share assuming dilution because there was a loss from continuing operations. For the fiscal years ended June 30, 2006 and June 30, 2005, 0.3 million and 1.5 million shares of common stock underlying stock options, respectively, were excluded from consideration for the earnings per share computation because such options had exercise prices in excess of the average market price of the Company’s common stock during the respective period and, therefore would have had an antidilutive effect.

(15) Commitments and Contingencies

Performance Bonds

Certain counties, municipalities, and fire districts require the Company to provide a performance bond or other assurance of financial or performance responsibility. The Company may also be required by law to post a performance bond as a prerequisite to obtaining and maintaining a license to operate. As a result, the Company has performance bonds that are renewable annually. The Company had $9.6 million of performance bonds outstanding as of June 30, 2007.

Operating Leases

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense charged to continuing operations under these leases (including leases with terms of less than one year) was $13.2 million, $12.2 million and $11.0 million in fiscal 2007, 2006 and 2005, respectively.

Minimum rental commitments under non-cancelable operating leases for each of the years ending June 30 are as follows (in thousands):

2008	$11,335
2009	9,523
2010	8,851
2011	6,748
2012	6,058
Thereafter	22,425

$64,940

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s subsidiary, Sioux Falls Ambulance Inc. (“Sioux Falls”) was the subject of an investigation by the OIG of the DHHS regarding alleged improper billing practices in South Dakota. Although Sioux Falls did not admit any liability with respect to the OIG’s claims, Sioux Falls, the United States of America and the OIG entered into a settlement agreement, effective October 25, 2005. Under the terms of the settlement agreement, the government agreed to release Sioux Falls from any civil or administrative monetary claims the government may have had against Sioux Falls relating to the alleged improper practices. In exchange for such release, Sioux Falls paid the United States $0.5 million on October 28, 2005.

The Company was the subject of a U.S. government investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Specifically, the U.S. government alleged that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-Kickback Statute. The Company negotiated a settlement with the U.S. government pursuant to which the Company has agreed to pay $2.5 million, plus interest at a rate of 4.63% per annum on such amount beginning on June 5, 2006, with such amount payable over seven months beginning April 23, 2007. In consideration for such payment, the Company obtained a release from the U.S. government of all claims related to such alleged conduct in Texas prior to 2002. In connection with the settlement of the alleged conduct, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

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

The Company is cooperating with an investigation by the U.S. government regarding the Company’s operations in the State of Ohio in connection with allegations of certain billing inaccuracies. Specifically, the government alleges that certain services performed in the years 1997 to 2001 did not meet Medicare medical necessity and reimbursement requirements. The government has examined sample records for each of the years stated above. The Company des not agree with the allegations and believes that there are errors in the sampling methodology performed by the government. Although the Company continues to disagree with the government’s allegations, the Company is engaged in settlement negotiations with the government and has made a preliminary offer of $1.3 million in exchange for a full release relating to the government’s allegations. Although there can be no assurances that a settlement agreement will be reached, any such settlement agreement would likely require the Company to make a substantial payment to the government and may require the Company to enter into a Corporate Integrity Agreement. If a settlement is not reached, the government has indicated that it will pursue further civil action. At this time it is not possible to predict the ultimate conclusion of this investigation.

Regulatory Compliance

The Company is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Government activity is ongoing with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. The Company is from time to time subject to investigations relating to Medicare and Medicaid laws pertaining to its industry. Such reviews cover periods prior to and following the acquisition of certain operations. The Company cooperates fully with the government agencies that conduct these investigations. See “Legal Proceedings” above. Violations of these laws and regulations could result in exclusion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. In connection with the CIA, the Company is in the process of enhancing its compliance program as discussed above. Under the existing compliance program, the Company initiates its own investigations and

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conducts audits to examine compliance with various policies and regulations. Internal investigations or audits may result in significant repayment obligations for patient services previously billed. In the quarter ended June 30, 2007, the Company, following an internal review of certain claims, established a reserve in the amount of $0.7 million for a change in estimate relating to a review of levels of service provided to certain patients. As previously discussed, the Company is subject to Medicare reviews and audits from time to time. Currently, the Company is appealing determinations made by a Medicare intermediary that has taken a position that certain claims were not medically necessary. As a result of such determination, the Medicare intermediary exercised its administrative right and subsequently offset these alleged overpayments with payments due to us for the reimbursement of current claims. The Company is vigorously appealing these determinations and does not feel that there is a probability of loss and, therefore, has not established a reserve for any amount relating to this matter. The Company believes that it is substantially in compliance with fraud and abuse statutes and their applicable governmental interpretation.

The Company believes that reserves established for specific contingencies of $2.9 million as of June 30, 2007 and 2006 are adequate based on information currently available. The specific contingencies at June 30, 2007 primarily include $1.4 million for the Texas matter discussed above and $1.3 million for the Ohio matter discussed above. The specific contingency at June 30, 2006 primarily includes $2.5 million for the Texas matter described above. During fiscal 2007, the Company made payments of $1.1 million to the US Government in partial satisfaction of the Texas matter.

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

The carrying values of cash, accounts receivable, accounts payable, accrued liabilities and other liabilities approximate the related fair values due to the short-term maturities of these instruments. The fair value of the Term Loan B, the 9.875% Senior Subordinated Notes and the 12.75% Senior Discount Notes were determined by quoted market prices as of June 30, 2007 and 2006.

The following is a comparison of the fair value and carrying value of the Company’s long-term debt (in thousands):

	As of June 30,
	2007		2006
	Fair Value	Recorded Value	Fair Value	Recorded Value
Senior Secured Term Loan B due March 2011	84,480	88,000	107,334	107,000
9.875% Senior Subordinated Notes due March 2015	122,500	125,000	129,219	125,000
12.75% Senior Discount Notes due March 2016	76,670	66,954	67,554	59,170

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Segment Reporting

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

Segment	States
Mid-Atlantic	Georgia, New York, Northern Ohio

South	Alabama, California (fire), Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, Northern Florida, New Jersey (fire), Southern Florida, Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance/fire), New Mexico, Oregon (fire)

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Washington, Utah

Each reporting segment provides medical transportation and related services while the Company’s fire and other services are predominately in the South and Southwest Segments. During the 2007 fiscal third quarter, the Company determined that certain characteristics of its Utah operations were more similar to the characteristics of operations residing in the Company’s West segment. Accordingly, the Company reorganized its operating segments and Utah, formerly included in the Southwest segment is now included in the West segment. As a result of this change, segment information for 2006 and 2005 has been reclassified to conform with the 2007 segment designations.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes segment information for fiscal 2007, 2006 and 2005:

	Mid-Atlantic	South	Southwest	West	Total
Year ended June 30, 2007
Net revenues from external customers;
Ambulance services	$97,216	$70,645	$129,099	$97,114	$394,074
Other services (1)	3,780	23,379	45,369	1,009	73,537

Total net revenue	100,996	94,024	174,468	98,123	467,611

Segment profit	16,816	8,399	15,422	4,880	45,517
Segment assets	13,198	15,004	27,338	22,773	78,313
Year ended June 30, 2006 (As restated)
Net revenues from external customers;
Ambulance services	$94,119	$64,172	$131,453	$94,045	$383,789
Other services (1)	3,867	21,562	40,648	661	66,738

Total net revenue	97,986	85,734	172,101	94,706	450,527

Segment profit	16,228	9,280	26,737	9,685	61,930
Segment assets	14,725	17,385	28,471	22,786	83,367
Year ended June 30, 2005 (As restated)
Net revenues from external customers;
Ambulance services	$94,529	$64,867	$116,720	$82,857	$358,973
Other services (1)	3,662	20,751	35,760	1,338	61,511

Total net revenue	98,191	85,618	152,480	84,195	420,484

Segment profit	13,569	7,507	21,181	5,383	47,640
Segment assets	16,711	18,404	18,718	18,153	71,986

(1)	Other revenue consists of revenue generated from fire protection services; including master fire and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Years Ended June 30,
	2007	2006 (As restated)	2005 (As restated)
Segment profit	$45,517	$61,930	$47,640
Depreciation and amortization	(12,132)	(11,118)	(10,530)
Loss on goodwill impairment	(662)	—	—
Interest expense	(31,518)	(31,025)	(29,567)
Interest income	517	548	292
Loss on early extinguishment of debt	—	—	(8,170)

Income (loss) from continuing operations before income taxes and minority interest	$1,722	$20,335	$(335)

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of segment assets to total assets is as follows (in thousands):

	As of June 30,
	2007	2006 (As restated)
Segment assets	$78,313	$83,367
Cash and cash equivalents	6,181	3,041
Short-term investments	—	6,201
Inventories	8,782	8,828
Prepaid expenses and other	18,273	3,191
Property and equipment, net	45,521	45,303
Goodwill	37,700	38,362
Deferred income taxes	83,145	83,984
Insurance deposits	1,868	2,842
Other assets	19,547	23,749

Total assets	$299,330	$298,868

(18) Discontinued Operations

Fiscal 2006

During fiscal 2006, the Company discontinued all medical transportation services provided in the State of New Jersey. The Company based this decision on the fact that its business consisted primarily of non-emergency medical transportation services business and the limited future potential to obtain 911 emergency transportation contracts in that specific area. As a result of the discontinuation of this service area, the Company wrote-off approximately $1.0 million of goodwill. Additionally, the Company recognized $0.5 million of closure-related costs, primarily severance and lease termination charges and an additional $2.6 million in uncompensated care. During fiscal 2007, the Company sold its New Jersey business license and in doing so recognized a gain of $0.7 million. The financial results of this service area for fiscal 2007, 2006 and 2005 are included in the South Segment’s income (loss) from discontinued operations.

Also during fiscal 2006, the Company ceased operating in the City of Augusta, Georgia upon expiration of the Company’s exclusive contract to provide medical transportation services to that area. The Company elected not to pursue renewal of this contract based upon the one-year contract term and stipulations that would have been less beneficial to the Company. As a result of the discontinuation of this service area, the Company recognized $0.3 million of closure-related costs, primarily lease termination charges, and an additional $0.7 million for uncompensated care. The financial results of this service area for fiscal 2007, 2006 and 2005 are included in the Mid-Atlantic Segment’s income (loss) from discontinued operations.

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005

During fiscal 2005, the Company ceased operating in four service areas located in Mississippi, New Jersey, Nebraska and Texas as a result of these service areas not meeting internal operational and profitability measures. One of these businesses was sold in April 2005 at a pre-tax gain of $143,000. The Company also ceased operating in one service area in Arizona as part of a strategic decision to exit as the contracted provider of fire protection services in that service area. The results of these service areas for the year ended June 30, 2005 are included in income from discontinued operations.

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

	Years Ended June 30,
	2007	2006	2005
Net revenue:
Mid-Atlantic	$4	$2,025	$6,342
South	(8)	7,575	20,217
Southwest	—	—	19,002
West	—	—	9,703

Net revenue from discontinued operations	$(4)	$9,600	$55,264

	Years Ended June 30,
	2007	2006	2005
Income (loss):
Mid-Atlantic	$135	$(256)	$468
South	144	(4,099)	1,457
Southwest	—	14	1,205
West	(12)	(1,606)	392

Income (loss) from discontinued operations	$267	$(5,947)	$3,522

Income from discontinued operations is presented net of income tax provision/(benefit) of $0.1 million, ($3.1) million and $2.1 million for fiscal 2007, 2006 and 2005, respectively.

(19) Related Party Transactions

The Company incurred rental expense of $89,000, $88,000 and $84,000 in fiscal 2007, 2006 and 2005 related to leases of fire and ambulance facilities with the trustee for the estate of a former director of the Company.

The Company incurred consulting fees of $9,000 and $15,000 with a director of the Company for the fiscal years ended June 30, 2007 and 2006, respectively. The Company incurred consulting fees of $36,000 with two directors of the Company for the fiscal year ended June 30, 2005.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20) Subsequent Events

In July, 2007 we exited the town of Paradise Valley, Arizona market due to the Towns desire to transition fire response services to the City of Phoenix Fire Department. We previously provided fire protection services on a subscription-fee basis to individual property owners in Paradise Valley.

In July, 2007 we exited Dona Ana County/Las Cruces, New Mexico market as a result of our decision to not participate in the 911 contract bidding process due, in part, to an unfavorable payer mix and declining subsidies.

In July, 2007, we ceased operating in the Santa Rosa County/Milton, Florida market upon the expiration of our contract to provide 911 ambulance services, as a result of an unfavorable payer mix and decreasing returns on our investment in the market.

On September 28, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during the first quarter of fiscal 2008.

On October 11, 2007, the Company entered into an amendment under the 2005 Credit Facility and obtained a waiver, which waiver was effective September 1, 2007, under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of this Annual Report on Form 10-K for the year ended June 30, 2007. The amendment, among other things, modified the financial covenants that the Company must satisfy under the 2005 Credit Facility. For a more detailed explanation of these modifications see Note 9 to the consolidated financial statements.

(21) Liquidity

In March 2005, the Company completed a debt refinancing transaction which is further described in Note 9. The Company’s ability to service its long-term debt, working capital requirements, capital expenditures and business development activities will depend on its ability to generate cash from operating activities which is subject to, among other things, future operating performance as well as general economic, financial competitive, legislative, regulatory and other conditions, some of which may be beyond its control.

If the Company fails to generate sufficient cash flow from operating activities, it may need to borrow additional funds or issue additional debt or equity securities to achieve its longer-term business objectives. There can be no assurance that the Company can borrow such funds or issue such debt or equity securities or, if it can, that it can do so at rates or prices acceptable to the Company. Management believes that cash flow from operating activities coupled with existing cash balances and amounts available under the Company’s $20.0 million Revolving Credit Facility and $45.0 million Letter of Credit Facility will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through June 30, 2008. To the extent that actual results or events differ from the Company’s financial projections or business plans, its liquidity may be adversely impacted. See Note 9 to the consolidated financial statements for a discussion of the Company’s event of default and related waiver under the 2005 Credit Facility.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Management’s Consideration of Restatement

As discussed in Item 4.02 (a) of the Company’s Current Report on Form 8-K, dated September 14, 2007, management of the Company has restated previously issued consolidated financial statements and financial data (covering the years or periods indicated below):

•	Consolidated financial statements for each of the fiscal years ended June 30, 2005 and 2006;

•	Selected consolidated financial data for each of the fiscal years ended June 30, 2003 through 2006; and,

•	Interim consolidated financial information for each of the first three quarters and the related interim periods in the fiscal years ended June 30, 2006 and 2007.

Additionally, management of the Company has amended its Quarterly Report on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 to restate the Company’s interim consolidated financial statements for those periods. The determination to restate these consolidated financial statements and selected consolidated financial data was made as a result of the Company’s identification of certain accounting errors as discussed in footnote 2 of this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2007). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 because of the material weaknesses described below under “Management’s Report on Internal Control Over Financial Reporting”.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2007. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (the “COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment, as of June 30, 2007, the following material weaknesses in internal control over financial reporting were identified:

The Company did not maintain effective controls over its period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures. Specifically, controls were not operating effectively over the processes related to (i) timely resolution of reconciling items and review of account reconciliations over balance sheet accounts, (ii) accumulating and reviewing all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures and (iii) timeliness of the financial reporting process. This material weakness resulted in restatements of the Company's fiscal 2006 and 2005 annual and interim financial statements and resulted in adjustments, including audit adjustments, to the Company’s fiscal 2007 annual and interim financial statements. Additionally, this material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The period-end financial reporting process material weakness described above contributed to the material weaknesses described below:

•

The Company did not maintain effective controls over the accuracy of subscription revenue and deferred revenue. Specifically, the Company’s internal controls are not adequately designed to ensure the accurate calculation of subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period. This deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s subscription revenue and deferred revenue accounts that would result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected on a timely basis.

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

As a result of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company will undertake the following remediation procedures:

•

Period-End Financial Reporting — Management will continue to review and improve on its processes surrounding the timely resolution of reconciling items and account reconciliations. Additionally, management has scheduled a review of the financial statement close process and is currently working on the implementation of new reporting software. Management currently expects that this material weakness will be remediated by June 30, 2008.

•

Subscription Revenue — The Company is reviewing alternatives for automating the calculation of revenue recognition and deferred revenue liability amounts surrounding its fire and ambulance subscription business. Automating these calculations will provide for the proper level of precision in the calculation of period revenue as well as the proper timing of recognition. Until the Company determines the feasibility of, and implements these automated controls an analysis using transactional data from the billing system will be performed each quarter in order to ensure that revenue recognized and deferred revenue balances are materially correct. Management currently expects that this material weakness will be remediated by June 30, 2008.

•

Accruals and Reserves — Management will continue to emphasize to senior management, the importance of direct and timely communication of significant information across the organization that could impact the timely, accurate and complete recording of accruals and reserves for loss contingencies. The Company will also enhance its quarterly procedures surrounding the identification of significant accounting matters. Management currently expects that this material weakness will be remediated by June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the most recently ended fiscal quarter, the Company remediated the previously reported material weakness in our internal control related to the accounting for inventory. The Company’s remediation efforts focused on enhancing its controls and procedures related to the performance and analysis of periodic physical inventory counts so as to properly identify items that should be excluded from the inventory balance. These enhancements included new and additional analysis designed to identify potential issues with inventory counts as well as an additional level of review of inventory. Management has evaluated the design of these enhanced procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests in order to conclude that they were operating effectively. Therefore, management has concluded that the material weakness related to the accounting for inventory was remediated as of June 30, 2007.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our certificate of incorporation provides that the number of directors shall be fixed from time to time by resolution of the Board of Directors or stockholders. Presently, the number of directors is fixed at seven. The Board of Directors is divided into three classes, with one class standing for election each year for three-year terms and until successors of such class have been elected and qualified.

As of the record date, the Board of Directors consisted of the following persons:

Name	Class of Director	Year in Which Term Will Expire
Jack E. Brucker	I	2007
Mary Anne Carpenter	I	2007
Conrad A. Conrad	I	2007
Louis G. Jekel	II	2008
Robert E. Wilson	II	2008
Cor J. Clement, Sr.	III	2009
Henry G. Walker	III	2009

The following table sets forth information regarding our directors and executive officers, including certain biographical information.

Name	Age	Positions with the Company
Cor J. Clement, Sr.	59	Chairman of the Board and Director
Jack E. Brucker	56	President, Chief Executive Officer and Director
Henry G. Walker	60	Vice Chairman of the Board and Director (1) (2)
Louis G. Jekel	66	Director (2) (3)
Mary Anne Carpenter	62	Director (1) (2)
Robert E. Wilson	60	Director (2) (3)
Conrad A. Conrad	61	Director (1) (3)
Kristine B. Ponczak	43	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Kurt M. Krumperman	56	Senior Vice President of Federal Affairs and Strategic Initiatives
Gregory A. Barber	49	Vice President, Controller and Principal Accounting Officer
Brian O. Allery	41	Vice President of Risk, Insurance, Safety, National Purchasing and Real Estate

(1)	Member of the Compensation Committee.
(2)	Member of the Corporate Governance Committee.
(3)	Member of the Audit Committee.

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

Henry G. Walker has been a member of our Board of Directors since September 1997 and Vice Chairman since July 2004. Mr. Walker is currently a partner in the management consulting firm of Andrade/Walker Consulting,

LLC. From March 1997 to March 2004, he served as President and Chief Executive Officer of Providence Health System, comprised of hospitals, long-term care facilities, physician practices, managed care plans, and other health and social services. From 1996 to March 1997, Mr. Walker served as President and Chief Executive Officer of Health Partners of Arizona, a state-wide managed care company. From 1992 to 1996, he served as President and Chief Executive Officer of Health Partners of Southern Arizona, a healthcare delivery system.

Louis G. Jekel has served as a member of our Board of Directors since 1968 and as Vice Chairman of our Board of Directors from August 1998 to December 2006. Mr. Jekel served as our Secretary from 1968 through 2003. Mr. Jekel is a partner in the law firm of Jekel & Howard, Scottsdale, Arizona.

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

Robert E. Wilson became a member of our Board of Directors in November 2003. He has served as Chief Financial Officer of Billings Clinic, an integrated health provider system, since January 2007. Mr. Wilson was employed by Arthur Andersen LLP from 1972 to 2001, becoming a partner in 1986. Among other responsibilities as a partner, he served as a member of the firm’s national healthcare industry business turnaround practice. From 2001 through 2003, Mr. Wilson provided commercial litigation and financial due diligence consultation services through a national consulting firm. Mr. Wilson is a member of the Board of Directors and Chairman of the Audit and Compliance Committees of Providence Health & Services, a not-for-profit community healthcare system.

Conrad A. Conrad became a member of our Board of Directors in October 2005. Mr. Conrad was employed with The Dial Corporation from August 2000 to October 2005, and served as its Executive Vice President and Chief Financial Officer. From 1999 to 2000, Mr. Conrad was engaged in a number of personal business ventures, including providing consulting services to Pennzoil-Quaker State Company, which acquired Quaker State Corporation in December 1998. From 1974 to 1998, Mr. Conrad held various positions, most recently Vice Chairman and Chief Financial Officer, with Quaker State Corporation, a leading manufacturer of branded automotive consumer products and services. Mr. Conrad is a member of the Board of Directors of Universal Technical Institute, Inc. and Fender Musical Instruments Corporation.

Kristine B. Ponczak is currently serving as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Ms. Ponczak served as Vice President and Treasurer from December 2004 to October 2006. In addition, Ms. Ponczak served as Director of Financial Planning from April 1998 until December 2004. Prior to joining us in 1998, Ms. Ponczak served as Corporate Controller for Sun Street Foods from 1995 to 1998 where she was responsible for managing the financial reporting and banking relationships of that privately held company, which represented a management buyout of certain subsidiaries of Main Street & Main Inc. From 1993 to 1995, she worked at Main Street & Main Inc. as Controller over two subsidiaries. Prior to that, Mrs. Ponczak was a member of the managing consulting/business valuation group at the public accounting firm Coopers & Lybrand, where she focused on corporate valuations, litigation support, and acquisition structures.

Kurt M. Krumperman currently serves as Senior Vice President for Federal Affairs and Strategic Initiatives. From 2002 to 2004, Mr. Krumperman held the office of President – Rural/Metro Fire/EMS Group and National Disaster Response Coordinator/Corporate Vice President for Federal Affairs. In 1996, Mr. Krumperman served as Northeast Emergency Service Group President and National Coordinator of Rural/Metro Corporation Disaster Response Team, a position he maintained until 2002. Mr. Krumperman joined the Company in 1994 as General Manager of Rural/Metro Medical Services of Central New York.

Gregory A. Barber joined the Company in June 2006 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Barber served in various positions with Giant Industries, Inc., including Vice President, Chief Accounting Officer and Assistant Secretary from August 2005 to June 2006; Vice President and Corporate Controller from April 2004 to August 2005; Vice President, Special Project Management from March 2001 to June 2004; and Vice President, Branded Wholesale Marketing from February 1999 to March 2001.

Brian O. Allery currently serves as Corporate Vice President of Risk, Insurance, Safety, National Purchasing and Real Estate. Mr. Allery was named Managing Director of Corporate Risk Management, Purchasing, Distribution, Benefits Administration, and Real Estate in 2004. From 2001 to 2004, Mr. Allery held the position of Director of National Risk Management, Insurance, Purchasing and Distribution. Mr. Allery served as Corporate Purchasing Manager in 1998 and as Corporate Technology Buyer in 1996. Mr. Allery joined the Company in 1994 as a paramedic.

Directors hold office until their successors have been elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our directors or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of the copies of such forms received by us from our executive officers and directors during the fiscal year ended June 30, 2007, or written representations from such persons that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

Our Code of Ethics and Business Conduct (“Code of Ethics”) is available at http://www.shareholder.com/ruralmetro/downloads/Code_of_Business_Conduct.pdf, which is the Company’s code of business conduct and ethics for its directors and employees, including the Chief Executive Officer and Chief Financial Officer. Any amendment to the Code of Ethics will be posted on the Company’s website.

Meetings and Committees of the Board of Directors; Independence

Our bylaws authorize the Board of Directors to appoint among its members one or more committees composed of one or more directors. The Board of Directors has appointed the following standing committees: an Audit Committee; a Compensation Committee; and a Corporate Governance Committee. Membership in the committees is indicated in the table above. The Board of Directors has determined that each of the following members of the Board is “independent,” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards: Mary Anne Carpenter, Robert E. Wilson, Louis G. Jekel, Cor J. Clement, Sr., Henry G. Walker and Conrad A. Conrad. Accordingly, a majority of the Board of Directors, and each member of each of the committees appointed by the Board of Directors, is “independent” as defined by Rule 4200(a)(15).

Audit Committee. The Audit Committee, which is established as a standing committee in accordance with Section 3(a)(58) of the Exchange Act, reviews our annual and quarterly financial statements and related SEC filings, significant accounting issues and the scope of the audit with our independent registered public accounting firm, and is available to discuss other audit-related matters with management, our internal audit department and our independent registered public accounting firm that may arise during the year. In addition, the Audit

Committee assists the Board of Directors with oversight of the performance of our internal audit function. The Audit Committee has various other authorities and responsibilities as set forth in its formal written charter, the adequacy of which is reviewed annually. The Audit Committee also functions as the Company’s qualified legal compliance committee. The Audit Committee held twelve (12) meetings during the fiscal year ended June 30, 2007. The members of the Audit Committee are Robert E. Wilson (chair), Louis G. Jekel and Conrad A. Conrad. The Board of Directors has determined that Robert E. Wilson qualifies as an “audit committee financial expert” within the meaning of the SEC’s definition. The Board of Directors has also determined that Conrad A. Conrad qualifies as an audit committee financial expert within the meaning of the SEC’s definition.

Compensation Committee. The Compensation Committee of the Board of Directors (the “Compensation Committee”) is responsible for developing and making recommendations to the Board relating to compensation of the Company’s executives and directors. The Compensation Committee is also charged with overseeing and advising the Board on the adoption of policies that govern the Company’s compensation programs, including equity and benefit plans. The Compensation Committee also monitors employee relations issues, and oversees senior management structure. The members of the Compensation Committee are Mary Anne Carpenter (chair), Henry G. Walker and Conrad A. Conrad. Each of the current members of the Compensation Committee meets the definitions of (i) “independent” within the meaning of the listing standards of The Nasdaq Stock Market, (ii) a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Board of Directors of the Corporation has adopted a charter which describes the responsibilities, functions and authority of the Compensation Committee. The full text of the charter is available on the Corporation’s website at www.ruralmetro.com by clicking on the link for “Investor Relations.” The Compensation Committee held seven (7) meetings during the fiscal year ended June 30, 2007.

Corporate Governance Committee. The Corporate Governance Committee reviews credentials of existing and prospective directors and recommends classes of directors for approval by the Board of Directors. See “Director Nominations” below. The Corporate Governance Committee also reviews the succession planning for key executive personnel. The Corporate Governance Committee is also responsible for developing and recommending to the Board of Directors corporate governance guidelines applicable to our Company and periodically reviewing such guidelines and recommending any changes to those guidelines to the Board of Directors. The Corporate Governance Committee adopted a charter in March 2004. The charter is available on the Company’s website at www.ruralmetro.com. The members of the Corporate Governance Committee are Henry G. Walker (chair), Louis G. Jekel, Mary Anne Carpenter and Robert E. Wilson. The members of the Corporate Governance Committee are independent, as that term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Corporate Governance Committee held five (5) meetings during the fiscal year ended June 30, 2007.

Meetings of the Board of Directors. Our Board of Directors held a total of thirteen (13) meetings during the fiscal year ended June 30, 2007. All of the incumbent members of the Board of Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, and (ii) the total number of meetings held by all committees of the Board on which such director was a member. We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but encourage directors to attend. Three (3) members of the Board of Directors attended the 2006 annual meeting of stockholders.

Director Nominations

Nominations of candidates for election as directors may be made by the Board of Directors upon recommendation by the Corporate Governance Committee, or by stockholders. The Corporate Governance Committee is responsible for, among other things, the selection and recommendation to the Board of Directors of nominees for election as directors.

Stockholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our bylaws. The complete description of the requirements for stockholder nomination of director candidates is contained in the bylaws. Under these procedures, with respect to the annual meeting of stockholders following the fiscal year ending June 30, 2008, a notice setting forth information specified in the bylaws must be received by us at our principal executive offices (i) not less than 60 days prior to the annual meeting if such meeting is held on a day which is within 30 days preceding the anniversary of this year’s meeting (February 28, 2008); (ii) 90 days prior to the annual meeting if such meeting is held on or after the anniversary date of this year’s meeting (February 28, 2008); or (iii) if the 2008 annual meeting is held on a date preceding the anniversary of this year’s meeting by more than 30 days, on or before the close of business on the 15th day following the date of public disclosure of the date of such meeting. The deadline for submission of any director nominations by stockholders for the next annual meeting is set forth in the proxy statement for each annual meeting.

Stockholders nominating candidates for election as directors are also required to provide the following information with respect to their nominees:

•	the name, age and business and residential address of the stockholder and nominee;

•	a representation that the stockholder is a stockholder of record on the date of the nomination;

•	a representation that the stockholder intends to appear in person or by proxy at the annual meeting to nominate the person(s) specified in the notice;

•

a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder;

•	any other information relating to each nominee that would be required to be disclosed in a proxy statement filed pursuant to the SEC's proxy rules; and

•	the written consent of each nominee to serve as a director if so elected.

In the event of any stockholder recommendations for nomination, the Corporate Governance Committee would evaluate the person recommended in the same manner as other persons considered by that committee. After reviewing the materials submitted by a stockholder, if the Corporate Governance Committee believes that the person merits additional consideration, the Committee (or individual members) would interview the potential nominee and conduct appropriate reference checks. The Corporate Governance Committee would then determine whether to recommend to the Board of Directors that the Board nominate and recommend election of such person at the next annual meeting. Stockholders may submit in writing recommendations for consideration by the Corporate Governance Committee to the attention of our Corporate Secretary at Rural/Metro Corporation, 9221 East Via de Ventura, Scottsdale, AZ, 85258. Recommendations should contain a detailed discussion of the qualifications of each recommended candidate and any other material information the stockholder wants the Corporate Governance Committee to consider, as well as all items required under the Company’s bylaws.

The Corporate Governance Committee is responsible for assessing the appropriate mix of skills and characteristics required of Board members in the context of the perceived needs of the Board at a given point in time and shall periodically review and update the criteria as deemed necessary. Diversity in personal background, race, gender, age and nationality for the Board as a whole may be taken into account in considering individual candidates. In evaluating potential director nominees, the Corporate Governance Committee considers the following factors:

•	Personal characteristics: highest personal and professional ethics, integrity and values; an inquiring and independent mind; and practical wisdom and mature judgment.

•	Broad training and experience at the policy-making level in business, health care, government or technology.

•	Expertise that is useful to the Company and complementary to the background and experience of other Board members, so that an optimum balance of members on the Board can be achieved and maintained.

•	Willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership.

•	Commitment to serve on the Board over a period of several years to develop knowledge about the Company’s principal operations.

•	Willingness to represent the best interests of all stakeholders and objectively appraise management performance.

•	Involvement only in activities or interests that do not create a conflict with the Director’s responsibilities to the Company and its stakeholders.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Corporate Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders.

If the Board of Directors determines that there is a need for directors with different skills or perspectives, the members of the Board of Directors are polled to determine if they know of potential candidates meeting these criteria. We have recently retained the services of a third party search firm to identify potential nominees. We may engage a third party to perform a background check to determine whether a new candidate for election as director has any issues that should be considered in the Board of Directors' evaluation of his or her candidacy.

Communications with the Board of Directors

Stockholders may communicate with any and all members of our Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name (or to the Chairman, for a communication addressed to the entire Board) at the following address and fax number: Rural/Metro Corporation, 9221 East Via de Ventura, Scottsdale, AZ 85258; (480) 606-3328 facsimile.

Communications from our stockholders to one or more directors will be collected and organized by our Corporate Secretary under procedures approved by our independent directors. The Corporate Secretary will forward all communications to the Chairman of the Board of Directors or to the identified director(s) as soon as practicable, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, the Corporate Secretary may, in his or her discretion, forward only representative correspondence.

The Chairman of the Board of Directors will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a Committee, the Chairman of the Board or the Chairman of that committee, as the case may be, will determine whether a response to the communication is warranted. If a response to the communication is warranted, the content and method of the response may be coordinated with our counsel.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

The following discussion addresses the fiscal 2007 compensation objectives and practices relating to the chief executive officer, chief financial officer, three other executive officers who were the most highly compensated in fiscal 2007, and the former chief financial officer due to the fact that he held such position during a portion of fiscal 2007. In this discussion, these individuals are referred to as the named executive officers, or the NEOs.

Overview of Executive Compensation Program. The Company’s NEO compensation programs are based on the belief that the interests of the NEOs should be closely aligned with those of the stockholders of the Company. The NEO compensation programs are strongly oriented toward a pay-for-performance philosophy that includes a significant percentage of variable compensation.

Objectives of Programs. The following objectives have been established to guide the development of the NEO compensation programs:

•	Provide competitive compensation to attract and retain superior executive talent for the long-term;

•	Motivate talented executives to achieve the Company’s near- and long-term goals;

•	Establish annual incentives for senior management that are tied directly to the overall financial performance of the Company;

•	Increase the relative amount of variable compensation as management responsibilities increase; and

•	To the extent available, further align the interests of the executive officers and stockholders through the use of equity and other long-term incentives.

Company Performance Rewarded. In general, the NEO compensation programs have been constructed so that an individual’s compensation is directly correlated with company and individual performance. The NEO compensation programs emphasize performance-based annual incentives because the Compensation Committee believes that such programs should stress the importance of operational and financial performance of the Company. Decisions regarding compensation for the NEOs also include subjective determinations and considerations regarding each of the NEO’s individual contributions, perceived value to the Company and experience within the industry.

Executive Compensation Process. On an annual basis, the Compensation Committee evaluates and establishes the compensation of the NEOs. The Compensation Committee seeks input from the Chief Executive Officer, Jack E. Brucker, when discussing the performance of, and appropriate compensation levels for the NEOs. Under the terms of the Company’s Management Incentive Program (MIP), Mr. Brucker and the Company’s Chief Financial Officer, Kristine B. Ponczak, serve as staff to the Committee. From time to time upon the invitation of the Committee, Mr. Brucker and Ms. Ponczak attend meetings of the Compensation Committee. Upon the request of the Compensation Committee, Mr. Brucker and Ms. Ponczak provide compensation and other information to the Compensation Committee, including historical and prospective breakdowns of compensation components of each of the NEOs. Mr. Brucker and Ms. Ponczak also assist the Compensation Committee in the formulation of individual goals under the MIP. Neither Mr. Brucker nor Ms. Ponczak participates in deliberations relating to their own compensation.

In making its determinations, the Compensation Committee considers a number of important and relevant factors regarding the NEO compensation programs and individual compensation awards and payments. Such factors considered include, although none of the following factors are persuasive individually or in the aggregate:

•	Provisions of employment agreements;

•	Recommendations of the Company’s Chief Executive Officer, based on individual responsibilities and performance;

•	Historical compensation levels for each of the NEOs;

•	Company-wide performance;

•	Individual performance and potential;

•	Internal pay equity; and

•	Competitiveness of total compensation package.

The Compensation Committee has determined to commence using formal compensation tally sheets in connection with total compensation considerations regarding the NEOs. The tally sheets will provide individual information for each NEO relating to components of compensation earned or that may be awarded upon the occurrence of certain events, including termination or change of control. Information from these tally sheets will be considered by the Compensation Committee in making decisions related to such things as salary increases and non-cash compensation awards levels. Prior to the development of the tally sheet format, the Compensation Committee obtained and used substantially similar information in connection with making compensation decisions.

The Compensation Committee submits all compensation decisions regarding the NEO compensation programs and individual NEO compensation to the Board of Directors for consideration. The Board of Directors reviews, and where appropriate adopts or modifies, the recommendations of the Compensation Committee regarding the NEO compensation programs and individual NEO compensation.

CEO Compensation Process. The compensation process for the CEO is consistent with the program described above for the other NEOs of the Company. At the time the Company entered into its employment agreement with Mr. Brucker, the Compensation Committee, in addition to analyzing the factors described above, considered Mr. Brucker’s ability to secure employment outside the Company and the corresponding total compensation that he would likely realize. At that time, the Compensation Committee also analyzed the following:

•	Development of a long-term strategy and progress toward strategic objectives;

•	Achievement of appropriate annual and longer-term goals;

•	Management development and succession planning;

•	Spokesperson for the Company; and

•	Relationship with the Board of Directors.

Based on the above review at the time the Company entered into an employment agreement with Mr. Brucker, his base salary was set at $1,200,000. The agreement sets forth the express intention of the parties that there would be no base salary increase during the remaining term of the agreement, except for cost of living adjustments. The agreement provides that Mr. Brucker shall participate in the MIP, with potential awards for Mr. Brucker completely contingent upon the Company achieving objective performance targets. Mr. Brucker did not receive an award under the MIP for fiscal 2007.

Retention of Compensation Consultant. The Compensation Committee recently retained Watson Wyatt Worldwide to provide independent compensation data, analysis and advice regarding NEO compensation. The Compensation Committee has the benefit of direct access to Watson Wyatt, and may request certain analyses or tasks be performed by the consultant. Watson Wyatt attends meetings of the Compensation Committee upon request of the Compensation Committee.

The Compensation Committee has engaged Watson Wyatt to develop a long term incentive plan in order to further align the interests of the NEOs and stockholders. The Compensation Committee is working with Watson Wyatt in the finalization of an equity plan that the Compensation Committee expects to be presented to stockholders at the next annual meeting. As part of the Compensation Committee’s work on developing a long-term incentive plan, the Compensation Committee has also engaged Watson Wyatt to review and update the Company’s compensation philosophy, including developing a peer group and conducting a market analysis of total compensation. This information will be utilized by the Compensation Committee in connection with the awards granted under the long term incentive plan if approved by the stockholders, as well as the base salary and annual incentives for each of the NEOs in future fiscal years. See “Long-Term Incentives — Equity Plans” below.

Elements of Compensation Program. This section describes the various elements of the NEO compensation programs. The Compensation Committee believes that an allocation of each NEO’s compensation among the following elements promotes the objectives discussed above.

Base Salary

Base salaries are the foundation for compensation of all the NEOs. The Compensation Committee believes that it is appropriate for a meaningful portion of the NEO’s compensation to be provided in a fixed amount of cash in order to provide some level of stable income to the NEOs. Base salary also provides the ability to establish pay guidelines that are expressed as a percentage of salary. As the base salary changes, there is a proportional change in the applicable NEO’s MIP. The base salary for each of the NEOs is established at a level that the Compensation Committee believes is sufficient to attract and retain such NEOs for the long-term financial success of the Company. The Compensation Committee believes that such levels are sufficient through a review of the competitiveness of the total compensation package for each NEO, identifiable alternative employment for each NEO and internal pay equity.

Salaries of the NEOs are reviewed by the Compensation Committee on an annual basis in December. In addition, base salary level is reviewed at the time of a promotion or other change in responsibilities. Pursuant to the employment agreements for each NEO, reduction of the NEO’s base salary is not permitted in an amount exceeding 10% unless such reduction is part a company-wide reduction affecting similarly situated executives. The employment agreement for the chief executive officer expresses the parties’ intent that there shall be no increase in the stated base salary of the chief executive officer during its term other than cost of living increases.

As discussed above under the heading “Retention of Compensation Consultant,” the Committee has engaged Watson Wyatt to provide updated peer group information to assist the committee in setting base salaries. The committee did not obtain formal salary survey information or the like in setting base salaries in fiscal 2007, instead basing its decisions on factors such as negotiated contractual provisions, internal pay equity considerations, and certain publicly-available information regarding companies in the Phoenix, Arizona metropolitan area.

Short-Term Incentives — Management Incentive Plan

The performance-based Management Incentive Plan (“MIP”) is an annual cash incentive plan for key executives and employees of the Company. NEOs are eligible to earn annual cash awards under the MIP based upon a percentage of base salary. The MIP is designed to reward NEOs for Company and individual performance with an annual award which, when added to base salary, produces total cash compensation for the NEOs in an amount consistent with Company objectives. At the beginning of each fiscal year, performance goals are created between the Company and the participant that document the participant’s accountabilities and define levels of performance on those accountabilities.

For fiscal 2007, award opportunities varied from:

•	50% to 125% of the participant’s base salary at the chief executive officer level;

•	31% to 75% of the participant’s base salary at the senior or executive vice president level; and

•	25% to 75% of the participant’s base salary at the group president and corporate vice president level.

For the CEO, as set forth in his employment agreement, 100% of the potential award is based upon achievement of budgeted consolidated net income from continuing operations. For other NEOs, 70% of the participant’s award is based upon achievement of budgeted consolidated net income from continuing operations, with the remaining 30% based upon achievement of personal goals tailored to the responsibilities of the participant’s position. The Compensation Committee believes that it is appropriate for 100% of the CEO’s potential award to be based upon the quantitative financial goal because of the nature of the CEO’s company-wide responsibilities in comparison to the more specific responsibilities of the other NEOs.

On June 7, 2007, the Board of Directors adopted an amended and restated MIP effective commencing fiscal 2008. The primary substantive change to the MIP was to delete language that provided for payment of a reduced

MIP award upon achievement of 90% of quantitative financial goals. The amended and restated MIP provides that no MIP award will be payable unless 100% of the quantitative goal has been met. Potential MIP awards are adjusted ratably for achievement between 100% (formerly 90%) and 150% of the applicable budgeted target. No award is payable for performance below 100% (formerly 90%) of the applicable budgeted target, and awards are capped at achievement of 150% of the applicable budgeted target. Commencing with fiscal 2008, award opportunities vary from 80% to 125% of the participant’s base salary at the chief executive officer level; 50% to 75% of the participant’s base salary at the senior or executive vice president level; and 45% to 67.5% of the participant’s base salary at the group president and corporate vice president level.

The amended and restated MIP for fiscal 2008 also clarifies that no MIP award shall be paid to corporate executives or regional group presidents for achievement of personal goals unless the corporate or regional financial goal is achieved. The amended and restated MIP also provides that participants’ personal goals will be measured on a fiscal year basis (rather than a calendar year basis as previously provided). This revision brings the measurement period for personal goals into alignment with the measurement period for quantitative financial goals. Awards, if any, will be paid after audited results are available but no later than October 31.

The Compensation Committee structured incentive payments under the MIP so that our company would provide meaningful rewards to executive officers for superior performance, make smaller payments if our company achieved financial performance levels that exceed the threshold level of required performance but did not satisfy the target levels, and not make incentive payments if our company did not achieve the threshold minimum corporate financial performance levels established at the beginning of the fiscal year. The Compensation Committee has discretionary authority under the MIP to recommend an incentive award greater or less than the potential bonus as calculated under the MIP, but did not exercise its discretion in fiscal 2007.

The Compensation Committee believes that budgeted consolidated net income from continuing operations is the preferred target for Rural/Metro because it reflects the ongoing performance expectations developed by the Board of Directors and management for the Company. The annual budget is initially developed by management, and is finalized based upon interaction between the Board and management, with the Board holding final authority. Historically, the budgeted consolidated net income from continuing operations targets established by the Compensation Committee have been met by management, and the NEOs have earned awards under the MIP. The NEOs did not receive any award under the MIP for performance in fiscal 2007 as the Company did not achieve the threshold minimum corporate financial performance levels established for the fiscal year. The NEOs did receive payment during fiscal 2007 on awards that were earned under the MIP for fiscal 2006. Currently, based on historical achievements, the Company believes that it is more likely than not that the NEOs will earn an award under the 2008 MIP; however, as the NEOs did not receive any award relating to fiscal 2007, any expectation regarding a payout at this time is not certain.

Long-Term Incentives – Equity Plans

In the past, the Compensation Committee has granted stock options pursuant to equity plans in furtherance of the stated objective to align the interests of the Company’s executive officers with the stockholders of the Company. Due to the expiration of the 1992 Stock Option Plan in November 2002, the option plan in which NEOs were eligible to participate, the Company is currently not in a position to grant stock options to the NEOs. As such, there were no grants of stock options to the NEOs during fiscal 2007. For a summary of the option holdings of the NEOs as of June 30, 2007, please see “Executive Compensation — Option Holdings” below.

As discussed above, the Compensation Committee has engaged Watson Wyatt to provide certain consulting services to the Compensation Committee, including the analysis and proposal of a long-term incentive plan that would provide the Company the ability to grant equity awards to the NEOs. Although the terms of any long-term equity plan have not been finalized, such plan will likely authorize awards of stock options, restricted stock, restricted stock units and other equity-based awards. No determination has been made regarding the nature of the equity instruments that might be utilized. The amount of the award will likely depend on the Compensation

Committee’s assessment, for that year, of the appropriate balance between cash and equity compensation. In making such assessment, the Compensation Committee will consider various factors, including the relative merits of cash and equity as a device for retaining and incentivizing NEOs and the recommendations of the compensation consultant. In addition, the Compensation Committee will consider company and individual performance, comparative compensation for the NEOs and the value of already outstanding awards. The Compensation Committee believes that a mix of equity and cash compensation aligns the interests of management and stockholders by focusing employees and management on increasing stockholder value. The use of any equity compensation as discussed herein is subject to stockholder approval of a long term incentive plan.

Personal Benefits and Perquisites

With limited exceptions, the Compensation Committee disfavors awarding personal benefits and perquisites to the NEOs that are not available to all employees. The NEOs have the opportunity to participate in a number of health and welfare benefits programs that are generally available to all eligible employees, including group medical and dental insurance plans. The Company does not have a pension plan or deferred compensation plan applicable to the NEOs. The Company does have a tax-qualified 401(k) plan that allows employees, including the NEOs, to contribute a portion of their cash compensation on a pre-tax basis.

The Company provides the NEOs with life insurance, and short- and long-term disability benefits at an enhanced level compared to what is provided for other employees, as well as medical physical evaluations. Additionally, the NEOs are provided director/officer liability insurance coverage and are parties to indemnity agreements with the Company. See the Summary Compensation Table for details regarding the perquisites provided in fiscal 2007.

Change in Control Agreements

The Committee believes that the Company’s use of change in control agreements should be limited to the positions of Chief Executive Officer and Chief Financial Officer. The Committee has selected those positions because of the importance of such positions to the Company and the vulnerability typically associated with such positions in a change in control environment. Accordingly the Company is a party to only three change in control agreements (with the CEO, the CFO and one legacy agreement with an NEO). The agreements provide certain benefits to the NEOs if each of two triggering events occur: (i) a change in control, and (ii) the termination of the NEO’s employment by the company without cause (or by the executive for good reason) within 24 months after the change in control. See “Potential Payment Upon Termination or Change in Control” described below.

The Compensation Committee believes that these change in control arrangements are an important part of overall compensation for the NEOs because they assist the Company in maximizing stockholder value by allowing such persons to participate in an objective review of any proposed transaction and whether such proposal is in the best interest of the stockholders, notwithstanding any concern they might have regarding their own continued employment prior to or following a change in control.

Employment Agreements

In addition, the Company has entered into employment agreements with certain members of its senior management, including each of the NEOs. Each of these agreements provides for certain payments and other benefits if the NEO’s employment terminates under certain circumstances. During the term of the severance payments, these agreements prohibit the NEO from disclosing the Company’s confidential information and from engaging in certain competitive activities or soliciting the Company’s employees, customers, potential customers, or acquisition prospects. See “Executive Compensation — Employment Agreements” for further discussion.

A NEO will forfeit their right to receive post-termination compensation if the NEO breaches these or other restrictive covenants in their employment agreement. The Compensation Committee believes that these severance arrangements are important as a recruitment and retention device, and that the arrangements support important post-employment restrictions.

The Effects of Regulatory Requirements on NEO Compensation

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the Chief Executive Officer or to any of the most highly compensated executive officers of a public company that are deemed to be a covered person pursuant to IRS Notice 2007-49 will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the exceptions set forth in Section 162(m). Based upon compensation levels in fiscal 2007, Section 162(m) is only applicable to the Company’s Chief Executive Officer. The Compensation Committee attempts to structure the NEO compensation programs such that compensation paid will be tax deductible by the Company whenever that is consistent with the Company’s compensation philosophy. The deductibility of some types of compensation payments, however, can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of, and changes in, applicable tax laws and regulations, as well as other factors beyond the Company’s control, also can affect deductibility of compensation.

The Compensation Committee’s primary objective in designing and administering the NEO compensation programs is to support and encourage the achievement of the objectives stated above, including the enhancement of long-term stockholder value. For these and other reasons, the Compensation Committee has determined that it will not seek to limit executive compensation to the amount that will be fully deductible under Section 162(m) in all cases. The Compensation Committee will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, as determined by the Compensation Committee to be consistent with the Company’s compensation programs and philosophy, and in the best interests of the Company and its stockholders.

Of the compensation paid to each of the NEOs in 2007, $236,004 was not deductible by the Company under Section 162(m). The Company currently has net operating losses available to offset any such excess for tax purposes in the foreseeable future.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, which added Section 409A of the Internal Revenue Code. Section 409A changed the tax rules applicable to nonqualified deferred compensation arrangements. If an executive is entitled to nonqualified deferred compensation that is subject to Section 409A, and such arrangement does not comply with Section 409A, the executive will be taxed on the benefits when they vest (even if not distributed), and will be subject to an additional 20% federal income tax and interest. While the final Treasury Regulations on Section 409A have not become effective yet, the Company believes it operates and administers its NEO compensation arrangements in accordance with a reasonable good faith interpretation of the statutory provisions, which were effective January 1, 2005.

Excess Parachute Payments. Sections 280G and 4999 of the Internal Revenue Code limit the Company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from the Company in connection with a change in control. The Compensation Committee generally seeks to avoid the adverse tax liabilities imposed by Sections 280G and 4999. The Compensation Committee considers tax issues and other competitive factors when it structures post-termination compensation payable to the NEOs. The potential adverse tax consequences to the Company and/or the executive, however, are not necessarily determinative factors in such decisions.

Accounting for Stock-Based Compensation. Various rules under generally accepted accounting practices determine the manner in which the Company accounts for grants of equity-based compensation to its employees in the Company’s financial statements. In connection with awards under any long-term equity plan, the Compensation Committee will take into consideration the accounting treatment of alternative grant proposals under SFAS 123(R) when determining the form and timing of equity compensation grants to employees, including the NEOs. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors oversees our compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and the Company’s proxy statement for its 2007 Annual Meeting of Stockholders.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Members of the Compensation Committee

Mary Anne Carpenter, Chair

Henry G. Walker

Conrad A. Conrad

Compensation of Named Executive Officers

The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers during fiscal 2007, and the former chief financial officer due to the fact that he held such position during a portion of fiscal 2007.

Summary Compensation Table

Name and Principal Position at Year-end	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation ($) (3)		Total ($)
Jack E. Brucker Chief Executive Officer and President	2007	1,236,004	—	—	—	—	—	10,751	(4)	1,246,755

Kristine B. Ponczak Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2007	272,692	—	—	—	—	—	10,306	(5)	282,998

Kurt M. Krumperman Senior Vice President of Federal Affairs and Strategic Initiatives	2007	244,708	—	—	—	—	—	22,454	(6)	267,162

Gregory A. Barber Corporate Vice President	2007	218,225	—	—	—	—	—	—		218,225

Michael S. Zarriello, Senior Vice President, Chief Financial Officer and Secretary (7)	2007	227,788	—	—	—	—	—	294,837	(8)	522,625

Barry D. Landon (9) Senior Vice President	2007	309,000	—	—	—	—	—	14,777	(10)	323,777

(1)	Under the terms of the Company’s non-equity incentive compensation plan, due to the Company not achieving the threshold minimum financial performance levels established for fiscal 2007, the NEOs did not earn or receive any payout in connection with fiscal 2007 performance. However, during fiscal 2007, the NEOs did receive payment for awards under the MIP relating to fiscal 2006 achievements as follows: Mr. Brucker, $1,545,000; Ms. Ponczak, $200,000, Mr. Krumperman, $179,563, Mr. Barber, $96,750; Mr. Zarriello, $334,228; and Mr. Landon, $194,296.
(2)	The Company does not have: (a) any plan that provides for payment or other benefits at, following, or in connection with retirement; or (b) any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for any of the NEOs at this time.
(3)	Unless otherwise noted, all other compensation did not exceed $10,000 in value.

(4)	Includes Company match under 401(k) plan of $4,200 and a Company sponsored executive medical assessment in the amount of $6,551.
(5)	Includes Company match under 401(k) plan of $3,575, life and disability insurance premium paid for by the Company in the amount of $2,905 and a Company sponsored executive medical assessment in the amount of $3,826.
(6)	Includes Company match under 401(k) plan of $4,200, life and disability insurance premium paid for by the Company in the amount of $8,458, a Company sponsored executive medical assessment in the amount of $2,821 and the use of a Company car for personal use valued at $6,975.
(7)	Effective December 1, 2006, the Company terminated the employment of Mr. Zarriello.
(8)	Represents $287,211 relating to severance obligations paid to Mr. Zarriello, life and disability insurance premium paid by the Company in the amount of $5,112 and a Company sponsored executive medical assessment in the amount of $2,514.
(9)	Effective August 10, 2007, the Company terminated the employment of Mr. Landon.
(10)	Includes life and disability insurance premium paid for by the Company in the amount of $12,827 and the use of a Company car for personal use valued at $1,950.

Grants of Plan-Based Awards (Fiscal 2007)

The following table summarizes the potential awards that could have been granted under the 2007 MIP to each of the NEOs. However, none of the NEOs received a payout under the 2007 MIP.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold ($) (2)	Target ($)	Maximum ($)
Jack E. Brucker	December 8, 2006	– 0 –	1,236,004	1,545,005
Kristine B. Ponczak	December 8, 2006	– 0 –	150,000	225,000
Kurt M. Krumperman	December 8, 2006	– 0 –	125,000	187,500
Gregory A. Barber	December 8, 2006	– 0 –	99,653	149,479
Michael S. Zarriello (3)	N/A	N/A	N/A	N/A
Barry D. Landon (4)	December 8, 2006	– 0 –	154,500	231,750

(1)	Represents threshold, target and maximum possible payouts for fiscal 2007 under the Company’s only non-equity incentive plan, which is the MIP.
(2)	Pursuant to the terms of the 2007 MIP, no award is payable unless 100% of the quantitative goal has been met. See the discussion under “Compensation Discussion and Analysis — Elements of Compensation Program — Short-Term Incentives — Management Incentive Plan.”
(3)	Effective December 1, 2006, the Company terminated the employment of Mr. Zarriello.
(4)	Effective August 10, 2007, the Company terminated the employment of Mr. Landon. Had the NEOs received payouts under the 2007 MIP, Mr. Landon would not have been eligible to receive any payout due to his termination.

With respect to the figures noted above in the table, the potential payouts under the 2007 MIP were based upon budgeted consolidated net income from continuing operations. See the discussion under “Compensation Discussion and Analysis — Elements of Compensation Program — Short-Term Incentives — Management Incentive Plan.” None of the NEOs received any awards under the 2007 MIP.

Option Grants

There were no options granted to the executive officers set forth in the Summary Compensation Table in the 2007 fiscal year.

Employment Agreements

Jack E. Brucker: We are a party to an employment agreement with Jack E. Brucker, our President and Chief Executive Officer. The agreement extends through December 31, 2011, and we hold the right to extend its term for up to two additional one-year periods. Under the agreement, Mr. Brucker receives a base salary of $1.2 million per year (subject to an annual cost of living adjustment), and the agreement further expresses the mutual intent of the parties that there will be no other base salary increases during its term. Mr. Brucker is eligible to participate in the MIP, with the potential to earn a cash bonus ranging from 80% to 125% of base salary, subject to achievement of net income from operational targets. The minimum bonus is earned upon achievement of 100% of budgeted net income from operations, and the potential bonus increases ratably for achievement of up to 150% of budgeted net income from operations.

In January 2004, Mr. Brucker received a retention bonus in the amount of $1,473,834 (which included an estimated amount to pay tax liabilities incurred by Mr. Brucker in connection with such bonus). Mr. Brucker is obligated to repay the full bonus should the Company terminate his employment agreement with cause or should he join any other nationally recognized ambulance company prior to December 31, 2010. If Mr. Brucker terminates his employment without good reason, Mr. Brucker is obligated to repay a portion of the retention bonus based upon the number of years served under the agreement. If the Company terminates Mr. Brucker’s employment without cause or by reason of disability, or should Mr. Brucker terminate his employment agreement with good reason, no repayment is required. Mr. Brucker’s employment agreement provides that should the Company terminate his employment agreement without cause or should he terminate his employment agreement for good reason, he will receive his base salary and continued medical benefits for a period equal to the greater of (i) two years, or (ii) five years minus the number of days between January 1, 2007, and the effective date of termination of employment.

Under the employment agreement, Mr. Brucker has agreed not to compete against the Company after the termination of the employment agreement for a period equal to the greater of (i) two years, or (ii) five years minus the number of days between January 1, 2007 and the effective date of the termination of employment. Mr. Brucker may elect to shorten such non-compete period to not less than 12 months. Upon such election we will no longer be required to pay Mr. Brucker any severance benefits.

Kristine B. Ponczak: Effective March 21, 2005, we entered into an employment agreement with Kristine B. Ponczak. The agreement provides for an annual review of the employee’s base salary, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is entitled to participate in the MIP with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. If we terminate the employment agreement without cause or on the basis of the employee’s disability, the employee will receive the then effective base salary and other benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If the employee resigns or retires, or if we terminate an employment agreement for cause, severance benefits are not payable. The agreement restricts the employee from competing against us after termination for a period of two years.

Kurt Krumperman: We entered into an employment agreement with Kurt Krumperman, Senior Vice President of Federal Affairs and Strategic Initiatives, in March 2005. The agreement provides for an annual review of the employee’s base salary, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee continues to be entitled to participate in the MIP with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. If we terminate the employment agreement without cause or on the basis of such employee’s disability, the employee will receive the then effective base salary and healthcare benefits provided by such employment agreement for a period of 24 months (12 months in the event of disability). If the employee resigns or retires, or if we terminate the employment agreement for cause, severance benefits are not payable. The agreement restricts the employee from competing against the Company after termination for a period of two years.

Gregory A. Barber: We entered into an employment agreement with Mr. Barber, Vice President and Controller, in June 2006. The agreement provides for an annual base salary of $215,000 and a signing bonus of $25,000. The agreement provides for an annual review of the employee’s base salary, and further provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is eligible for incentive compensation pursuant to the Company’s MIP on the terms and conditions generally applicable to participants therein, except that the employee was entitled to a guaranteed bonus in fiscal 2006 equal to 45% of the employee’s base salary. If the Company terminates the employment agreement without cause or on the basis of the employee’s disability, the employee will receive the then effective base salary and healthcare benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If the employee resigns or retires, or if the Company terminates the employment agreement for cause, severance benefits are not payable. The agreement restricts the employee from competing against the Company after termination for a period of two years.

Management Incentive Plan

The MIP is an annual cash incentive plan for key executives and employees of the Company. At the beginning of each fiscal year, performance goals are created between the Company and the participant that document the participant’s accountabilities and define levels of performance on those accountabilities. See “Compensation Discussion and Analysis — Short-Term Incentives — Management Incentive Plan.”

Officer Benefits and Perquisites

We have certain broad-based employee benefit plans in which all employees, including the named executive officers, participate, such as group life and health insurance plans and a 401(k) plan. The cost of most employee benefit plans in which all employees participate that do not discriminate in favor of executives are not included in the amounts shown on the Summary Compensation Table. Company matching contributions to the 401(k) Plan are reflected in the amounts shown in the “All Other Compensation” column of the Summary Compensation Table.

The “All Other Compensation” column of the Summary Compensation Table also includes amounts attributable to other elements of compensation or perquisites that are provided to upper management and not employees generally.

Option Holdings

The following table represents certain information with respect to the options held by the listed officers as of June 30, 2007.

Outstanding Equity Awards at Fiscal Year-End — 2007

Option Awards (1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jack E. Brucker	21,000 14,000 25,000 21,000 200,000 125,000	— — — — — —	— — — — — —	33.750 7.125 8.000 7.813 2.000 0.840	12/1/2007 8/31/2008 4/15/2009 7/29/2009 4/20/2010 7/2/2011
Kristine B. Ponczak	3,750 5,000 15,000 15,000 20,000	— — — — —	— — — — —	7.125 7.813 1.500 0.390 2.000	8/31/2008 7/29/2009 8/21/2010 12/17/2011 10/24/2012
Kurt M. Krumperman	18,000 10,000 15,000	— — —	— — —	29.000 7.125 7.813	9/12/2007 8/31/2008 7/29/2009
Gregory A. Barber	—	—	—	—	—
Michael S. Zarriello	—	—	—	—	—
Barry D. Landon	7,500 10,000 11,600 15,000 70,000	— — — — —	— — — — —	29.000 7.125 8.000 7.813 0.390	9/12/2007 8/31/2008 4/15/2009 7/29/2009 12/17/2011

(1)	All outstanding options held by the NEOs are completely vested. There were no stock awards during fiscal 2007.

Option Exercises and Vesting of Stock-Based Awards During Fiscal 2007

There were no exercises of options or vesting of restricted stock held by the NEOs during fiscal 2007.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with retirement for any of the NEOs at this time.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for any of the NEOs at this time.

Potential Payments Upon Termination or Change in Control

This section describes benefits that would be payable to our named executive officers upon a change of control of the Company or following termination of employment under their respective employment agreements, applicable change of control agreements and various benefit plans. Due to a number of factors, including the closing stock price of the Company and the applicable named executive’s compensation as of such date, that affect the nature and amount of any benefits provided to the named executive officer, actual amounts payable to the named executive officers upon termination or a change of control may vary from those described below. Payment of post-employment benefits under each NEO employment agreement is subject to compliance with non-competition, non-solicitation and confidentiality obligations as described above under the heading “Employment Agreements.” The benefits described below are in addition to benefits generally available to full-time salaried employees, such as accrued vacation benefits and distributions under the Company’s 401(k) savings plan.

The following table sets forth the termination and/or change of control benefits payable to the named executive officers, assuming termination of employment on June 29, 2007, the last business day of our most recent fiscal year. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different, and are subject to the actual terms of the applicable agreements. Factors that could affect these amounts include the facts surrounding the event, the timing during the year of any such event and the Company’s stock price. See “Executive Compensation — Employment Agreements” above.

Name	Severance (Salary) ($)(1)		Severance (Bonus) ($)	Acceleration of Unvested Option Awards ($)	Health and Welfare Benefits ($)(1)
Jack E. Brucker
• Retirement/ Death	—		—	—	—
• Disability	4,534,433	(2)	—	—	39,096	(2)
• Termination w/o Cause or for Good Reason	4,534,433	(2)	—	—	39,096	(2)
• Termination w/o Cause or for Good Reason after Change in Control	7,967,148	(3)	—	—	39,096	(2)

Kristine B. Ponczak
• Retirement/ Death	—		—	—	—
• Disability(4)	285,477		—	—	16,039
• Termination w/o Cause(5)	545,794		—	—	30,664
•Termination w/o Cause or for Good Reason after Change in Control	888,180	(6)	—	—	30,664

Kurt M. Krumperman
• Retirement/ Death	—		—	—	—
• Disability(4)	237,897		—	—	10,727
• Termination w/o Cause(5)	454,828		—	—	20,508
• Termination w/o Cause or for Good Reason after Change in Control	623,837	(7)	—	—	20,508

Gregory A. Barber
• Retirement/ Death	—		—	—	—
• Disability(4)	210,729		—	—	14,653
• Termination w/o Cause(5)	402,887		—	—	28,015
• Termination w/o Cause after Change in Control	402,887		—	—	28,015

Michael S. Zarriello(8)	936,946		334,228	—	17,519

Barry Landon(9)
• Retirement/ Death	—		—	—	—
• Disability(4)	294,041		—	—	9,047
• Termination w/o Cause(5)	562,167		—	—	17,297
• Termination w/o Cause after Change in Control	562,167		—	—	17,297

(1)	Represents the estimated present value of the benefits that would be payable to the NEO over the applicable period of time in which the NEO would receive such benefits.
(2)	Assuming a termination date of June 29, 2007, Mr. Brucker would be eligible to receive his then current base salary, and the continuation of health and welfare benefits for a period of 54 months after the termination date.
(3)

Assuming a termination date of June 29, 2007, following a change in control, represents the amount that Mr. Brucker would be entitled to receive under the terms of his employment agreement and change in control agreement, which is reduced by the amount in excess of the safe harbor set forth in Internal Revenue Code Section 280G.

(4)	Assuming a termination date of June 29, 2007, the NEO would be eligible to receive the then current base salary, and the continuation of health and welfare benefits for a period of 12 months after the termination date.
(5)	Assuming a termination date of June 29, 2007, the NEO would be eligible to receive the then current base salary, and the continuation of health and welfare benefits for a period of 24 months after the termination date.
(6)	Assuming a termination date of June 29, 2007, following a change in control, represents the amount that Ms. Ponczak would be entitled to receive under the terms of her employment agreement and change in control agreement, which is reduced by the amount in excess of the safe harbor set forth in Internal Revenue Code Section 280G.
(7)	Assuming a termination date of June 29, 2007, following a change in control, represents the amount that Mr. Krumperman would be entitled to receive under the terms of his employment agreement and change in control agreement.
(8)	Effective December 1, 2006, the Company terminated the employment of Michael S. Zarriello without cause. Represents, at the time of his termination, the severance and other benefits that Mr. Zarriello was entitled to receive under his employment agreement.
(9)	As of the last business day of fiscal 2007, June 29, 2007, Mr. Landon was employed by the Company. Effective August 10, 2007, the Company terminated the employment of Mr. Landon.

The Company is a party to Change in Control Agreements with Mr. Brucker, Ms. Ponczak and Mr. Krumperman. The Change in Control Agreement provides for what is commonly referred to as a “double-trigger,” which requires both (1) a “change in control,” and (2) the termination of such person’s employment before any benefits under the agreement are received. This allows the Company and key members of management to focus on accomplishing its goals in conjunction with the change in control without incurring any costs unless such person is thereafter terminated.

Upon the occurrence of such a double trigger, the change of control agreements provide that such persons will receive a sum equal to (A) 200% of (i) the applicable annual base salary, and (ii) the amount of incentive compensation paid or payable to such person during the calendar year preceding the calendar year in which the change of control occurs, plus (B) the full amount of any payments due under their respective employment agreements. In Mr. Krumperman’s case, the applicable percentage is 150%, and payments due under his employment agreement are subtracted from amounts otherwise due under his change in control agreement. In all cases, the change of control agreement caps the aggregate amount of post-termination payments such person may receive under the change in control and employment agreements at an amount equal to 2.99 times the amount of annualized includable compensation received by such person as determined under the Internal Revenue Code. Accordingly, amounts otherwise payable under the change of control agreement may be reduced by severance or other amounts we pay such executive under their respective employment agreements.

If an agreement is entered into that will result in a change in control, the agreements provide that the exerciseability of any unvested stock options will be accelerated prior to the completion of the change in control. While the change of control agreements also provide for post-termination health and other benefits under certain circumstances, such benefits will be reduced or eliminated to the extent they are otherwise provided under the applicable employment agreement.

In the event that any payments made in connection with a change in control would be subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, the NEOs that are party to a change of control agreement are entitled to a “gross-up” payment that, on an after-tax basis, is equal to the taxes imposed on the severance payments under the change of control agreements in the event any payment or benefit to the respective NEO is considered an “excess parachute payment” and subject to an excise tax under the Internal Revenue Code. We do not anticipate that “gross-up” payments will be required because of the “2.99x” limitation described above, though this issue will ultimately be determined with reference to applicable tax considerations at the time of termination.

For purposes of the change of control agreement, “good reason” includes a reduction of duties and/or salary or the surviving entity’s failure to assume his employment and change of control agreement. For purposes of all the above-mentioned change of control agreements, a “change of control” includes (i) the acquisition of beneficial ownership by certain persons, acting alone or in concert with others, of 30% or more of the combined voting power of our then-outstanding voting securities; (ii) during any two-year period, our Board members at the beginning of such period cease to constitute at least a majority thereof (except that any new Board member approved by at least two-thirds of the Board members then still in office, who were directors at the beginning of such period, is considered to be a member of the current Board); or (iii) approval by our stockholders of certain reorganizations, mergers, consolidations, liquidations, or sales of all or substantially all of our assets.

Director Compensation and Other Information

Officers who serve on the Board of Directors receive no additional compensation for serving on the Board. Effective July 1, 2004, we adopted a new compensation schedule for our Board of Directors. The revised compensation schedule was based upon recent significant upward trends in board compensation in connection with increased board and committee responsibilities, as well as the unavailability of equity compensation as described below. Each director receives an annual retainer of $70,000, which assumes four quarterly Board meetings (and related committee meetings). Directors also receive a $2,000 fee for each additional Board meeting or committee meeting attended, and a $1,000 fee for each additional Board meeting or committee meeting participated in telephonically. Our Chairman receives an additional annual retainer of $50,000, and our Vice-Chairman receives an additional annual retainer of $20,000. The chair of the Audit Committee receives an additional annual retainer of $15,000, and all other committee chairs receive an additional annual retainer of $10,000. Retainers and meeting fees are paid monthly in arrears. Reasonable expenses of the directors are reimbursed in accordance with our policies.

Prior to the expiration of our 1992 Stock Option Plan in November 2002, non-employee directors received stock option grants upon election and on an annual basis thereafter. No stock options have been granted since the 2003 fiscal year, and no options are available for future issuance under our current option plans.

The following table sets forth the compensation paid to our non-employee directors for their service in fiscal 2007:

Director Compensation — Fiscal 2007

	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation ($)		Total ($)
Cor J. Clement, Sr.	130,000	—	—	—	—	8,800	(3)	138,800
Henry G. Walker	112,000	—	—	—	—	—		112,000
Louis G. Jekel	104,667	—	—	—	—	—		104,667
Mary Anne Carpenter	88,000	—	—	—	—	—		88,000
Robert E. Wilson	105,000	—	—	—	—	—		105,000
Conrad A. Conrad	94,000	—	—	—	—	—		94,000

(1)	No stock awards or stock options were granted in fiscal 2007.
(2)	The Company does not have: (a) any plan that provides for payment or other benefits at, following, or in connection with retirement; or (b) any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified for any of the non-employee directors at this time.
(3)	Represents consulting fees paid during fiscal 2007.

The following table sets forth information regarding the non-employee directors’ outstanding stock option awards:

Outstanding Equity Awards at Fiscal Year-End — 2007

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Cor J. Clement, Sr.	5,000	—	11.813	11/19/2008
	10,000	—	6.438	11/18/2009
	5,000	—	2.000	12/13/2010
	5,000	—	0.440	12/18/2011
	5,000	—	2.240	10/7/2012

Henry G. Walker	10,000	—	29.000	9/12/2007
	2,500	—	34.500	11/20/2007
	2,500	—	11.813	11/19/2008
	7,500	—	6.438	11/18/2009
	2,500	—	2.00	12/13/2010
	2,500	—	0.440	12/18/2011
	5,000	—	2.240	10/7/2012

Louis G. Jekel	2,500	—	34.500	11/20/2007
	2,500	—	11.813	11/19/2008
	7,500	—	6.438	11/18/2009
	2,500	—	2.00	12/13/2010
	2,500	—	0.440	12/18/2011
	5,000	—	2.240	10/7/2012

Mary Anne Carpenter	10,000	—	34.000	1/5/2008
	2,500	—	11.813	11/19/2008
	7,500	—	6.438	11/18/2009
	2,500	—	2.00	12/13/2010
	2,500	—	0.440	12/18/2011
	5,000	—	2.240	10/7/2012

Robert E. Wilson	—	—	—	—

Conrad A. Conrad	—	—	—	—

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2007, our Compensation Committee consisted of Ms. Carpenter (chair), Mr. Walker and Mr. Conrad, currently directors of the Company. In fiscal 2007, none of our executive officers served as a director or member of the compensation committee of another entity, where an executive officer of such entity served as our director.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND OFFICERS

The following table sets forth certain information with respect to beneficial ownership of our common stock on November 7, 2007 by (i) each director; (ii) the individuals set forth in the Summary Compensation Table under the section entitled “Executive Compensation”; (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner is c/o Rural/Metro Corporation, 9221 East Via de Ventura, Scottsdale, Arizona 85258.

Name of Beneficial Owner	Amount Beneficially Owned (1)		Percent (2)
Jack E. Brucker	573,000	(3)	2.31%

Cor J. Clement, Sr.	30,000	(3)	*

Henry G. Walker	22,500	(3)	*

Mary Anne Carpenter	30,000	(3)	*

Louis G. Jekel	98,463	(4)	*

Robert E. Wilson	15,240	(5)	*

Conrad A. Conrad	4,000		*

Kristine B. Ponczak	60,512	(6)	*

Kurt M. Krumperman	25,010	(3)	*

Gregory A. Barber	—		*

Michael S. Zarriello(7)	—		*

Barry Landon(8)	108,903	(8)	*

Executive officers and directors as a group (13 persons)	969,128		3.92%

5% Stockholders:
Epoch Investment Partners, Inc.	2,443,183	(9)	9.88%
640 Fifth Avenue, 18th Floor New York, NY 10019

FMR Corp.	3,679,482	(10)	14.87%
82 Devonshire Street Boston, MA 02109

Stadium Capital Management, LLC 19785 Village Office Court, Suite 101	2,813,652	(11)	11.37%
Bend, OR 97702

Accipiter Entities	3,701,647	(12)	14.96%
399 Park Avenue, 38th Floor New York, New York 10022

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock of the Company.

(1)	Except as indicated, and subject to community property laws when applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	The percentages shown are calculated based upon 24,739,103 shares of common stock outstanding on November 7, 2007. The number and percentages shown include the shares of common stock actually owned as of November 7, 2007 and the shares of common stock that the identified person or group had a right to acquire within 60 days after November 7, 2007. In calculating the percentage ownership, shares that the identified person or group had the right to acquire within 60 days after November 7, 2007 are deemed to be outstanding for the purposes of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder.
(3)	Includes shares of common stock issuable upon exercise of stock options with respect to the following persons: Mr. Brucker, 406,000 shares; Mr. Clement, 30,000 shares; Mr. Walker, 22,500 shares; Ms. Carpenter, 30,000 shares; and Mr. Krumperman, 25,000 shares.
(4)	Includes 75,963 shares of common stock, of which 61,124 are held by the Louis G. Jekel Trust dated July 25, 1996. Also includes 22,500 shares of common stock issuable upon exercise of stock options.
(5)	Includes 10,610 shares of common stock owned by Mr. Wilson’s spouse, for which Mr. Wilson disclaims beneficial ownership.
(6)	Includes 58,750 shares of common stock issuable upon exercise of stock options. Includes 1,762 shares of common stock owned by Ms. Ponczak’s parent, for which Ms. Ponczak disclaims beneficial ownership.
(7)	Effective December 1, 2006, the Company terminated the employment of Mr. Zarriello.
(8)	Effective August 10, 2007, the Company terminated the employment of Mr. Landon. Includes 106,600 shares of common stock issuable upon exercise of stock options.
(9)	Information is based solely on a Schedule 13G, filed on September 6, 2006 with the SEC, which was amended by amendment No. 1 filed on February 12, 2007 and was filed by Epoch Investment Partners, Inc.
(10)	Information is based solely on a Schedule 13G, filed on July 11, 2005 with the SEC, which was amended by Amendment No. 1 filed on February 14, 2006, and Amendment No. 2 filed on February 14, 2007, and was filed jointly by FMR Corp, a parent holding company, Edward C. Johnson III, Fidelity Management & Research Company and Select Medical Delivery.
(11)	Information is based solely on a Schedule 13D, filed on September 24, 2007 with the SEC, and was filed jointly by Stadium Capital Partners, L.P. (“SCP”), Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent reporting their beneficial ownership as a group, except SCP which expressly disclaimed membership in a group.
(12)	Information is based solely on a Schedule 13D/A filed on October 4, 2007 with the SEC by Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund, Ltd., Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund II, Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene Davis, Mohsin Y. Meghji and Earl P. Holland, reporting as a group.

Equity Compensation Plan Information

The following table represents securities authorized for issuance under all of our existing equity compensation plans at June 30, 2007, which consists of the following:

•	Rural/Metro Corporation 1992 Stock Option Plan; and

•	Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders:	1,170,161	$7.97	0

Equity compensation plan not approved by stockholders(1):	85,166	$0.77	480,664

Total	1,255,327	$7.48	480,664

(1)	The 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) did not require approval by the Company’s stockholders and was not approved by the Company’s stockholders when it was originally adopted. In November 2007, the Compensation Committee amended the 2000 Plan to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants. Directors and executive officers are not eligible to receive grants under the 2000 Plan. For a description of the 2000 Non-Qualified Stock Option Plan, refer to Note 13 to our consolidated financial statements for the year ended June 30, 2007.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There were no related persons transactions in fiscal 2007. The term “related persons transaction” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K.

Policies and Procedures with Respect to Related Party Transactions

In accordance with its written charter, the Audit Committee is responsible for reviewing all related party transactions for potential conflicts of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all such transactions.

Independence of Members of Our Board of Directors

Our Board of Directors has determined that each of the following members of the Board is “independent,” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards: Mary Anne Carpenter, Robert E. Wilson, Louis G. Jekel, Cor J. Clement, Sr., Henry G. Walker and Conrad A. Conrad. Accordingly, a majority of the Board of Directors, and each member of each of the committees appointed by our Board of Directors, is “independent” as defined by Rule 4200(a)(15). In making this determination, our Board of Directors solicited information from each of our directors regarding whether such director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving us, was involved in a debt relationship with us or received personal benefits outside the scope of such person's normal compensation. Our Board of Directors considered the responses of our directors and determined that none of our directors had any such interest.

ITEM 14. Principal Accounting Fees and Services

The Audit Committee reviews and approves audit and permissible non-audit services performed by PwC, as well as the fees charged by PwC for such services. In its review of non-audit service fees and its appointment of PwC as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining PwC’s independence.

Audit Fees. The aggregate fees billed by PwC for professional services rendered in connection with the audit of our consolidated financial statements, review of our interim consolidated financial information, Sarbanes-Oxley Section 404 requirements, assistance with securities offerings, including the review of related documents, preparation of comfort letters and issuance of consents related to our fiscal years ended June 30, 2007 and 2006, respectively, totaled $2,547,358 for 2007 and $2,212,067 for 2006.

Audit-Related Fees. PwC did not perform any audit-related services for the Company in 2007 or 2006.

Tax Fees. The aggregate fees billed by PwC for professional services rendered in connection with tax planning and tax advice totaled $3,575 for 2007 and $875 for 2006.

All Other Fees. The aggregate fees billed by PwC for all other professional services rendered during 2007 and 2006 were $1,606 and $1,619, respectively. Such other fees in 2007 and 2006 related to the annual license fee for PwC’s accounting research reference service.

The policy of the Audit Committee is to pre-approve all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, subject to the de minimus exceptions for non-audit services prescribed in federal securities laws and regulations. During the last two fiscal years, all Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees have been pre-approved by the Audit Committee. The Audit Committee may delegate authority to one or more members to grant pre-approvals of audit and permitted non-audit services, provided that such decisions shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	See the Consolidated Financial Statements included in Item 8 hereof.

(b)	Exhibits

Exhibit No.		Description of Exhibit
3.1(a	)

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

June 15, 2004(15)

3.1(b	)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(13)

3.2		Second Amended and Restated Bylaws of the Registrant(12)

4.1		Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2		Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(11)

4.3		Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(11)

4.5		Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

4.6		Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

10.1(a	)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.1(b	)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.1(c	)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.2		Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.3		Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(5)**

10.4		Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(5)

Exhibit No.		Description of Exhibit
10.5		2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(6)

10.6(a	)	Form of Change of Control Agreement by and between the Registrant and Kurt M. Krumperman, dated June 15, 1998.* **

10.6(b	)	Form of Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002(8)**

10.7		Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(9)**

10.8		Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(14)**

10.9		Form of Indemnity Agreement by and between Registrant and each of its officers and directors.* **

10.10		Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(5)**

10.11		Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.12		Employee Stock Purchase Plan, as amended through November 20, 1997(7)**

10.13		Compensation Schedule for Board of Directors of Rural/Metro Corporation(9)

10.14		Summary of 2005 Management Incentive Plan(9)

10.15		Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(11)

10.16		Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(15)

10.17		Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(10)

10.18		Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(10)

10.19		Rural/Metro Corporation 2006 Management Incentive Program Summary(12)

10.20		Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(16)

10.21		Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(17)**

10.22		Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(17)**

Exhibit No.	Description of Exhibit
10.23	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(17)

10.24	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(18) **

10.25	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(19)

10.26	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(20)

10.27	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(21)

10.28	Form of Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (22)**

10.29	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners. (23)

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(6)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(9)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(13)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL/METRO CORPORATION

By:	/s/ JACK E. BRUCKER
Jack E. Brucker President and Chief Executive Officer

November 14, 2007

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ COR J. CLEMENT Cor J. Clement	Chairman of the Board of Directors	November 12, 2007

/s/ HENRY G. WALKER Henry G. Walker	Vice Chairman of the Board of Directors	November 12, 2007

/s/ LOUIS G. JEKEL Louis G. Jekel	Director	November 12, 2007

/s/ MARY ANNE CARPENTER Mary Anne Carpenter	Director	November 12, 2007

/s/ ROBERT E. WILSON Robert E. Wilson	Director	November 12, 2007

/s/ CONRAD A. CONRAD Conrad A. Conrad	Director	November 12, 2007

/s/ JACK E. BRUCKER Jack E. Brucker	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2007

/s/ KRISTINE A. BEIAN-PONCZAK Kristine A. Beian-Ponczak	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	November 14, 2007

/s/ GREGORY A. BARBER Gregory A. Barber	Vice President and Corporate Controller (Principal Accounting Officer)	November 14, 2007

(b)	Exhibits

Exhibit No.		Description of Exhibit
3.1(a	)

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

June 15, 2004(15)

3.1(b	)	Shareholder Rights Agreement, dated as of August 24, 2005, between Rural/Metro Corporation and Computershare Trust Company, Inc., as Rights Agent, which includes thereto the Form of Certificate of Designation, Preferences and Rights, the Form of Rights Certificate and the Form of Summary of Rights(13)

3.2		Second Amended and Restated Bylaws of the Registrant(12)

4.1		Specimen Certificate representing shares of Common Stock, par value $.01 per share(1)

4.2		Indenture, dated as of March 4, 2005, between Rural/Metro Corporation, as issuer, and Wells Fargo Bank, National Association as trustee (including form of notes)(11)

4.3		Indenture, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC and Rural/Metro (Delaware) Inc., as issuers, Rural/Metro Corporation, as guarantor, the other guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including form of notes)(11)

4.5		Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

4.6		Registration Rights Agreement, dated as of March 4, 2005, among Rural/Metro Corporation, Rural/Metro Operating Company, LLC, Rural/Metro (Delaware) Inc., the guarantors named therein and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(11)

10.1(a	)	1989 Employee Stock Option Plan of Registrant, adopted August 10, 1989, as amended(1)**

10.1(b	)	Third Amendment to the 1989 Employee Stock Option Plan of Registrant, dated February 4, 1994(2)**

10.1(c	)	Fourth Amendment to 1989 Employee Stock Option Plan, dated August 25, 1994(3)**

10.2		Form of Stock Option Agreement pursuant to 1989 Employee Stock Option Plan of Registrant(1)**

10.3		Amended and Restated 1992 Stock Option Plan of Registrant, amended through October 15, 1998(5)**

10.4		Forms of Stock Option Agreements pursuant to the Amended and Restated 1992 Stock Option Plan of Registrant(5)

10.5		2000 Non-Qualified Stock Option Plan, adopted August 11, 2000(6)

10.6(a	)	Form of Change of Control Agreement by and between the Registrant and Kurt M. Krumperman, dated June 15, 1998.* **

10.6(b	)	Form of Change of Control Agreement by and between the Registrant and Jack E. Brucker, dated April 25, 2002(8)**

10.7		Employment Agreement by and between the Registrant and Jack E. Brucker, effective January 1, 2005(9)**

Exhibit No.	Description of Exhibit
10.8	Employment Agreement by and between the Registrant and Michael S. Zarriello, effective June 2, 2004(14)**

10.9	Form of Indemnity Agreement by and between Registrant and each of its officers and directors.* **

10.10	Amended and Restated Employee Stock Ownership Plan and Trust of the Registrant, effective July 1, 1997(5)**

10.11	Retirement Savings Value Plan 401(k) of Registrant, as amended, dated July 1, 1990(1)**

10.12	Employee Stock Purchase Plan, as amended through November 20, 1997(7)**

10.13	Compensation Schedule for Board of Directors of Rural/Metro Corporation(9)

10.14	Summary of 2005 Management Incentive Plan(9)

10.15	Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(11)

10.16	Amendment No. 1 to Credit Agreement, dated as of March 4, 2005, with the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Lead Bookrunners(15)

10.17	Employment Agreement by and between the Registrant and Kristine A. Ponczak, dated March 21, 2005(10)

10.18	Employment Agreement by and between the Registrant and Barry D. Landon, dated March 21, 2005(10)

10.19	Rural/Metro Corporation 2006 Management Incentive Program Summary(12)

10.20	Amendment to No. 2, dated as of December 27, 2005 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A. as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint lead bookrunners(16)

10.21	Employment Agreement by and between the Registrant and Kurt Krumperman, dated March 21, 2006(17)**

10.22	Employment Agreement by and between the Registrant and Brian Allery, dated April 10, 2006(17)**
10.23	Amendment No. 3, dated as of May 5, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners(17)

10.24	Employment Agreement by and between the Registrant and Gregory A. Barber, dated June 1, 2006(18) **

10.25	Amendment No. 4, dated as of November 10, 2006, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(19)

Exhibit No.	Description of Exhibit
10.26	Amendment No. 5, dated as of January 18, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(20)

10.27	Waiver No. 1, dated as of March 13, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc, as joint lead arrangers and joint lead bookrunners.(21)

10.28	Form of Change of Control Agreement by and between the Registrant and Kristine A. Beian-Ponczak, dated March 22, 2007 (22)**

10.29	Amendment No. 6 and Waiver No. 2 dated as of October 11, 2007, to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead bookrunners. (23)

21	Subsidiaries of Registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
**	Management contracts or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-63448) filed May 27, 1993 and declared effective July 15, 1993.
(2)	Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-76458) filed March 15, 1994 and declared effective May 5, 1994.
(3)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about May 12, 1995.
(4)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on or about September 29, 1998.
(5)	Incorporated by reference to the Registrant’s Form 10-Q Quarterly Report filed with the Commission on or about November 10, 1998.
(6)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on October 31, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-8 Registration Statement filed with the Commission on May 22, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2003.
(9)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 14, 2005.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 25, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on March 11, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on February 9, 2006.
(13)	Incorporated by reference to the Registrant’s Form 8-A/A filed with the Commission on August 29, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2004 filed with the Commission on September 28, 2004.
(15)	Incorporated by reference to the Registrant’s Form 10-K Annual Report for the year ended June 30, 2005 filed with the Commission on September 28, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 28, 2005.
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on May 10, 2006.
(18)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on September 22, 2006.
(19)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 14, 2006.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 23, 2007.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 19, 2007.
(22)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on March 23, 2007.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 17, 2007.