Form 10-Q
period 2007-09-30
RURAL/METRO CORP /DE/
filed 2007-11-14
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

SEPTEMBER 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,009	$6,181
Short-term investments	2,500	—
Accounts receivable, net	82,734	78,313
Inventories	8,845	8,782
Deferred income taxes	15,696	15,836
Prepaid expenses and other	17,814	18,273

Total current assets	131,598	127,385

Property and equipment, net	44,743	45,521
Goodwill	37,700	37,700
Deferred income taxes	59,746	67,309
Insurance deposits	2,353	1,868
Other assets	16,907	19,547

Total assets	$293,047	$299,330

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,271	$15,271
Accrued liabilities	60,926	53,358
Deferred revenue	25,056	24,959
Current portion of long-term debt	42	41

Total current liabilities	102,295	93,629
Long-term debt, net of current portion	277,151	280,081
Other long-term liabilities	24,256	24,065

Total liabilities	403,702	397,775

Minority interest	2,309	2,104

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,737,726 shares issued and outstanding at both September 30, 2007 and June 30, 2007	247	247
Additional paid-in capital	154,777	154,777
Treasury stock, 96,246 shares at both September 30, 2007 and June 30, 2007	(1,239)	(1,239)
Accumulated other comprehensive income	294	294
Accumulated deficit	(267,043)	(254,628)

Total stockholders’ deficit	(112,964)	(100,549)

Total liabilities, minority interest and stockholders’ deficit	$293,047	$299,330

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Net revenue	$119,491	$114,293

Operating expenses:
Payroll and employee benefits	75,234	71,433
Depreciation and amortization	3,121	2,904
Other operating expenses	27,319	23,692
Auto/general liability insurance expense	3,837	4,012
Loss (gain) on sale of assets	3	(3)

Total operating expenses	109,514	102,038

Operating income	9,977	12,255
Interest expense	(7,750)	(7,785)
Interest income	142	120

Income from continuing operations before income taxes and minority interest	2,369	4,590
Income tax provision	(1,196)	(2,215)
Minority interest	(505)	(773)

Income from continuing operations	668	1,602
Income (loss) from discontinued operations, net of income taxes	(257)	85

Net income	$411	$1,687

Income (loss) per share:
Basic—
Income from continuing operations	$0.03	$0.07
Income (loss) from discontinued operations	(0.01)	0.00

Net income	$0.02	$0.07

Diluted—
Income from continuing operations	$0.03	$0.07
Income (loss) from discontinued operations	(0.01)	0.00

Net income	$0.02	$0.07

Average number of common shares outstanding—Basic	24,738	24,510

Average number of common shares outstanding—Diluted	24,988	24,920

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumlated Other Comprehensive Income	Total
Balance at June 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(254,628)	$294	$(100,549)
Adjustment due to adoption of FIN 48 (Note 5)		—	—	—	(12,826)		(12,826)
Comprehensive income, net of tax:
Net income	—	—	—	—	411	—	411

Comprehensive income							411

Balance at September 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(267,043)	$294	$(112,964)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$411	$1,687
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	3,140	3,000
Accretion of 12.75% Senior Discount Notes	2,080	1,838
Deferred income taxes	566	1,851
Amortization of deferred financing costs	541	418
Loss (gain) on sale of property and equipment	14	(3)
Earnings of minority shareholder	505	773
Stock based compensation benefit	—	(7)
Change in assets and liabilities—
Accounts receivable	(4,421)	(3,295)
Inventories	(63)	(430)
Prepaid expenses and other	459	(3,233)
Insurance deposits	(485)	578
Other assets	2,045	959
Accounts payable	988	(2,062)
Accrued liabilities	1,879	3,197
Deferred revenue	97	924
Other liabilities	191	(453)

Net cash provided by operating activities	7,947	5,742

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(5,000)
Sales of short-term investments	2,500	8,701
Capital expenditures	(2,313)	(5,340)
Proceeds from the sale of property and equipment	3	5

Net cash used in investing activities	(4,810)	(1,634)

Cash flows from financing activities:
Repayment of debt	(5,009)	(3)
Tax benefit from the exercise of stock options	—	134
Issuance of common stock	—	74
Distributions to minority shareholders	(300)	—

Net cash (used in) / provided by financing activities	(5,309)	205

Increase (decrease) in cash and cash equivalents	(2,172)	4,313
Cash and cash equivalents, beginning of period	6,181	3,041

Cash and cash equivalents, end of period	$4,009	$7,354

Supplemental disclosure of non-cash operating activities:
Decrease in accumulated deficit, deferred income taxes and increase in accrued liabilities upon adoption of FIN 48	$12,826	$—

Supplemental disclosure of non-cash investing activities:
Property and equipment funded by liabilities	$12	$294

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by accounting principles generally accepted in the United States of America. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2007.

(1) Recent Accounting Pronouncements

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2) Stock Based Compensation

At September 30, 2007, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired November 5, 2002. The 2000 Plan, which provides for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors, had 485,664 common shares available for issuance at September 30, 2007.

The Company recognized approximately $7,000 of stock based compensation benefit in the statement of operations for the three months ended September 30, 2006. The Company did not recognize any stock-based compensation expense or benefit in the statement of operations for the three months ended September 30, 2007. At September 30, 2007, there were no remaining unvested awards under any stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three months ended September 30, 2007 or 2006.

(3) Short-term Investments

The Company’s short-term investments consist of taxable auction rate securities totaling $2.5 million at September 30, 2007. The Company had no short-term investments at June 30, 2007. In accordance with SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and recorded at cost, which approximates fair value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism of 7 to 28 days.

(4) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	September 30, 2007	June 30, 2007
Senior Secured Term Loan B due March 2011	$83,000	$88,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	69,035	66,954
Other obligations, at varying rates from 8.25% to 14.64%, due through 2013	158	168

Long-term debt	277,193	280,122
Less: Current maturities	(42)	(41)

Long-term debt, net of current maturities	$277,151	$280,081

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bears interest at LIBOR plus 2.25% per annum, through October 10, 2007 based on contractual periods from one to six months in length at the Company’s option. Effective October 11, 2007 the Company entered into “Amendment No. 6” under the Term Loan B and increased the interest rate to LIBOR plus 3.50%. At September 30, 2007, $80.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 7.61% per annum, while the remaining $3.0 million was under a LIBOR option six-month contract accruing interest at 7.60% based on the interest rate contracts in effect at that time. At June 30, 2007, $80.0 million of the outstanding Term Loan B balance was under a LIBOR six-month contract accruing interest at 7.61% per annum, and the remaining $8.0 million outstanding debt balance was under a LIBOR option six-month contract accruing interest at 7.60% based on the interest rate contracts in effect at that time.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The company has capitalized $14.6 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $8.7 million at September 30, 2007 and are included in other assets in the consolidated balance sheet.

During the three months ended September 30, 2007, the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”), made a $5.0 million unscheduled principal payment on its Term Loan B. There are no prepayment penalties or fees associated with the unscheduled principal payments. In connection with this unscheduled principal payment, which was made on September 28, 2007, the Company wrote-off $0.1 million of deferred financing costs in the three months ended September 30, 2007. Rural/Metro LLC has made inception-to-date unscheduled principal payments totaling $52.0 million, and may, from time to time, make additional unscheduled principal payments at its discretion.

At September 30, 2007, the Company had outstanding letters of credit of $46.4 million, primarily in support of auto/general liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at September 30, 2007 applicable to the 2005 Credit Facility totaled $45.2 million of which $45.0 million was issued under the Letter of Credit Facility. The Company’s $20.0 million Revolving Credit Facility, which was undrawn at September 30, 2007, includes a letter of credit sub-line in the amount of $10.0 million, of which $0.2 million was issued at September 30, 2007.

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

The Company was in compliance with all of its covenants under its 2005 Credit Facility at September 30, 2007. Due to the restatement of the financial statements, the Company did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, will be cured within the 60-day cure period (expires November 23, 2007) upon the filing of such report with the SEC.

Financial Covenant	Level Specified	Level Achieved for	Levels to be achieved at
	in Agreement	Specified Period	December 31, 2007	March 31, 2008	June 30, 2008
Debt leverage ratio	< 6.00	4.79	< 6.00	< 5.50	< 5.00
Interest expense coverage ratio	> 1.50	2.05	> 1.50	> 1.75	> 1.90
Fixed charge coverage ratio	> 1.00	1.25	> 1.00	> 1.00	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.
(2)	Measured annually at June 30th.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$3,221	$788	$—	$4,009	$—	$4,009
Short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Accounts receivable, net	—	—	—	74,776	7,958	—	82,734	—	82,734
Inventories	—	—	—	8,845	—	—	8,845	—	8,845
Deferred income taxes	—	—	—	15,696	—	—	15,696	—	15,696
Prepaid expenses and other	—	3	—	17,811	—	—	17,814	—	17,814

Total current assets	—	3	—	122,849	8,746	—	131,598	—	131,598

Property and equipment, net	—	—	—	44,541	202	—	44,743	—	44,743
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	59,746	—	—	59,746	—	59,746
Insurance deposits	—	—	—	2,353	—	—	2,353	—	2,353
Other assets	1,658	7,069	—	7,655	525	—	15,249	—	16,907
Due from (to) affiliates (1)	—	89,954	125,000	(86,982)	(2,972)	(125,000)	—	—	—
Due from (to) Parent Company	(54,727)	54,727	—	—	—	—	54,727	—	—
LLC investment in subsidiaries	—	67,434	—	—	—	(67,434)	—	—	—
Parent Company investment in LLC	9,140	—	—	—	—	—	—	(9,140)	—

Total assets	$(43,929)	$219,187	$125,000	$187,862	$6,501	$(192,434)	$346,116	$(9,140)	$293,047

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$14,948	$1,323	$—	$16,271	$—	$16,271
Accrued liabilities	—	2,047	—	58,315	564	—	60,926	—	60,926
Deferred revenue	—	—	—	25,056	—	—	25,056	—	25,056
Current portion of long-term debt	—	—	—	42	—	—	42	—	42

Total current liabilities	—	2,047	—	98,361	1,887	—	102,295	—	102,295

Long-term debt, net of current portion (1)	69,035	208,000	125,000	116	—	(125,000)	208,116	—	277,151
Other liabilities	—	—	—	24,256	—	—	24,256	—	24,256

Total liabilities	69,035	210,047	125,000	122,733	1,887	(125,000)	334,667	—	403,702

Minority interest	—	—	—	—	—	2,309	2,309	—	2,309

Stockholders’ equity (deficit):
Common stock	247	—	—	90	—	(90)	—	—	247
Additional paid-in capital	154,777	—	—	74,770	20	(74,790)	—	—	154,777
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	294	—	—	—	—	—	—	—	294
Accumulated deficit	(267,043)	—	—	(9,731)	4,594	5,137	—	—	(267,043)
Member equity	—	9,140	—	—	—	—	9,140	(9,140)	—

Total stockholders’ equity (deficit)	(112,964)	9,140	—	65,129	4,614	(69,743)	9,140	(9,140)	(112,964)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(43,929)	$219,187	$125,000	$187,862	$6,501	$(192,434)	$346,116	$(9,140)	$293,047

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at September 30, 2007 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181
Short-term investments	—	—	—	—	—	—	—	—	—
Accounts receivable, net	—	—	—	70,378	7,935	—	78,313	—	78,313
Inventories	—	—	—	8,782	—	—	8,782	—	8,782
Deferred income taxes	—	—	—	15,836	—	—	15,836	—	15,836
Prepaid expenses and other	—	4	—	18,269	—	—	18,273	—	18,273

Total current assets	—	4	—	118,830	8,551	—	127,385	—	127,385

Property and equipment, net	—	—	—	45,319	202	—	45,521	—	45,521
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	67,309	—	—	67,309	—	67,309
Insurance deposits	—	—	—	1,868	—	—	1,868	—	1,868
Other assets	1,707	7,561	—	9,754	525	—	17,840	—	19,547
Due from (to) affiliates (1)	—	115,666	125,000	(112,534)	(3,132)	(125,000)	—	—	—
Due from (to) Parent Company	(41,900)	41,900	—	—	—	—	41,900	—	—
LLC investment in subsidiaries	—	59,588	—	—	—	(59,588)	—	—	—
Parent Company investment in LLC	6,598	—	—	—	—	—	—	(6,598)	—

Total assets	$(33,595)	$224,719	$125,000	$168,246	$6,146	$(184,588)	$339,523	$(6,598)	$299,330

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,893	$1,378	$—	$15,271	$—	$15,271
Accrued liabilities	—	5,121	—	47,673	564	—	53,358	—	53,358
Deferred revenue	—	—	—	24,959	—	—	24,959	—	24,959
Current portion of long-term debt	—	—	—	41	—	—	41	—	41

Total current liabilities	—	5,121	—	86,566	1,942	—	93,629	—	93,629

Long-term debt, net of current portion (1)	66,954	213,000	125,000	127	—	(125,000)	213,127	—	280,081
Other liabilities	—	—	—	24,065	—	—	24,065	—	24,065

Total liabilities	66,954	218,121	125,000	110,758	1,942	(125,000)	330,821	—	397,775

Minority interest	—	—	—	—	—	2,104	2,104	—	2,104

Stockholders’ equity (deficit):
Common stock	247	—	—	90	—	(90)	—	—	247
Additional paid-in capital	154,777	—	—	74,770	20	(74,790)	—	—	154,777
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	294	—	—	—	—	—	—	—	294
Accumulated deficit	(254,628)	—	—	(17,372)	4,184	13,188	—	—	(254,628)
Member equity	—	6,598	—	—	—	—	6,598	(6,598)	—

Total stockholders’ equity (deficit)	(100,549)	6,598	—	57,488	4,204	(61,692)	6,598	(6,598)	(100,549)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(33,595)	$224,719	$125,000	$168,246	$6,146	$(184,588)	$339,523	$(6,598)	$299,330

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/ Metro Inc.
Net revenue	$—	$—	$—	$115,901	$10,795	$(7,205)	$119,491	$—	$119,491

Operating expenses:
Payroll and employee benefits	—	—	—	75,204	30	—	75,234	—	75,234
Depreciation and amortization	—	—	—	3,122	(1)	—	3,121	—	3,121
Other operating expenses	—	—	—	24,881	9,643	(7,205)	27,319	—	27,319
Auto/general liability insurance expense	—	—	—	3,713	124	—	3,837	—	3,837
Loss on sale of assets	—	—	—	3	—	—	3	—	3

Total operating expenses	—	—	—	106,923	9,796	(7,205)	109,514	—	109,514

Operating income	—	—	—	8,978	999	—	9,977	—	9,977
Equity in earnings of subsidiaries	2,542	8,146	—	—	—	(8,146)	—	(2,542)	—
Interest expense	(2,131)	(5,604)	—	(15)	—	—	(5,619)	—	(7,750)
Interest income	—	—	—	131	11	—	142	—	142

Income from continuing operations before income taxes and minority interest	411	2,542	—	9,094	1,010	(8,146)	4,500	(2,542)	2,369
Income tax provision	—	—	—	(1,196)	—	—	(1,196)	—	(1,196)
Minority interest	—	—	—	—	—	(505)	(505)	—	(505)

Income from continuing operations	411	2,542	—	7,898	1,010	(8,651)	2,799	(2,542)	668
Loss from discontinued operations, net of income taxes	—	—	—	(257)	—	—	(257)	—	(257)

Net income	$411	$2,542	$—	$7,641	$1,010	$(8,651)	$2,542	$(2,542)	$411

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non-Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$110,352	$10,527	$(6,586)	$114,293	$—	$114,293

Operating expenses:
Payroll and employee benefits	(7)	—	—	71,418	22	—	71,440	—	71,433
Depreciation and amortization	—	—	—	2,903	1	—	2,904	—	2,904
Other operating expenses	—	—	—	21,430	8,848	(6,586)	23,692	—	23,692
Auto/general liability insurance expense	—	—	—	3,888	124	—	4,012	—	4,012
Gain on sale of assets	—	—	—	(3)	—	—	(3)	—	(3)

Total operating expenses	(7)	—	—	99,636	8,995	(6,586)	102,045	—	102,038

Operating income	7	—	—	10,716	1,532	—	12,248	—	12,255
Equity in earnings of subsidiaries	3,568	9,416	—	—	—	(9,416)	—	(3,568)	—
Interest expense	(1,888)	(5,848)	—	(49)	—	—	(5,897)	—	(7,785)
Interest income	—	—	—	107	13	—	120	—	120

Income from continuing operations before income taxes and minority interest	1,687	3,568	—	10,774	1,545	(9,416)	6,471	(3,568)	4,590
Income tax provision	—	—	—	(2,215)	—	—	(2,215)	—	(2,215)
Minority interest	—	—	—	—	—	(773)	(773)	—	(773)

Income from continuing operations	1,687	3,568	—	8,559	1,545	(10,189)	3,483	(3,568)	1,602
Income from discontinued operations, net of income taxes	—	—	—	85	—	—	85	—	85

Net income	$1,687	$3,568	$—	$8,644	$1,545	$(10,189)	$3,568	$(3,568)	$1,687

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non-Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$411	$2,542	$—	$7,641	$1,010	$(8,651)	$2,542	$(2,542)	$411
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	3,141	(1)	—	3,140	—	3,140
Accretion of 12.75% Senior Discount Notes	2,080	—	—	—	—	—	—	—	2,080
Deferred income taxes	—	—	—	566	—	—	566	—	566
Amortization of deferred financing costs	49	492	—	—	—	—	492	—	541
Loss on sale of property and equipment	—	—	—	14	—	—	14	—	14
Earnings of minority shareholder	—	—	—	—	—	505	505	—	505
Changes in assets and liabilities—
Accounts receivable	—	—	—	(4,398)	(23)	—	(4,421)	—	(4,421)
Inventories	—	—	—	(63)	—	—	(63)	—	(63)
Prepaid expenses and other	—	1	—	458	—	—	459	—	459
Insurance deposits	—	—	—	(485)	—	—	(485)	—	(485)
Other assets	—	—	—	2,045	—	—	2,045	—	2,045
Accounts payable	—	—	—	1,043	(55)	—	988	—	988
Accrued liabilities	—	(3,074)	—	4,953	—	—	1,879	—	1,879
Deferred revenue	—	—	—	97	—	—	97	—	97
Other liabilities	—	—	—	191	—	—	191	—	191

Net cash provided by operating activities	2,540	(39)	—	15,203	931	(8,146)	7,949	(2,542)	7,947

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	2,500	—	—	2,500	—	2,500
Capital expenditures	—	—	—	(2,313)	—	—	(2,313)	—	(2,313)
Proceeds from the sale of property and equipment	—	—	—	3	—	—	3	—	3

Net cash used in investing activities	—	—	—	(4,810)	—	—	(4,810)	—	(4,810)

Cash flows from financing activities:
Repayment of debt	—	—	—	(5,009)	—	—	(5,009)	—	(5,009)
Distributions to minority shareholders	—	—	—	—	(300)	—	(300)	—	(300)
Distributions to Rural/Metro LLC	—	300	—	—	(300)	—	—	—	—
Due to/from affiliates	(2,540)	(261)	—	(7,728)	(159)	8,146	(2)	2,542	—

Net cash used in financing activities	(2,540)	39	—	(12,737)	(759)	8,146	(5,311)	2,542	(5,309)

Increase (decrease) in cash and cash equivalents	—	—	—	(2,344)	172	—	(2,172)	—	(2,172)
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$3,221	$788	$—	$4,009	$—	$4,009

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non-Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,687	$3,568	$—	$8,644	$1,545	$(10,189)	$3,568	$(3,568)	$1,687
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	—	—	—	2,999	1	—	3,000	—	3,000
Accretion of 12.75% Senior Discount Notes	1,838	—	—	—	—	—	—	—	1,838
Deferred income taxes	(134)	—	—	1,985	—	—	1,985	—	1,851
Amortization of deferred financing costs	49	369	—	—	—	—	369	—	418
Gain on sale of property and equipment	—	—	—	(3)	—	—	(3)	—	(3)
Earnings of minority shareholder	—	—	—	—	—	773	773	—	773
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities—
Accounts receivable	—	—	—	(2,550)	(745)	—	(3,295)	—	(3,295)
Inventories	—	—	—	(430)	—	—	(430)	—	(430)
Prepaid expenses and other	—	(25)	—	(3,204)	(4)	—	(3,233)	—	(3,233)
Insurance deposits	—	—	—	578	—	—	578	—	578
Other assets	—	—	—	959	—	—	959	—	959
Accounts payable	—	—	—	(1,817)	(245)	—	(2,062)	—	(2,062)
Accrued liabilities	—	(3,004)	—	6,085	116	—	3,197	—	3,197
Deferred revenue	—	—	—	924	—	—	924	—	924
Other liabilities	—	—	—	(453)	—	—	(453)	—	(453)

Net cash provided by operating activities	3,433	908	—	13,717	668	(9,416)	5,877	(3,568)	5,742

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	8,701	—	—	8,701	—	8,701
Capital expenditures	—	—	—	(5,340)	—	—	(5,340)	—	(5,340)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(1,634)	—	—	(1,634)	—	(1,634)

Cash flows from financing activities:
Repayment of debt	—	—	—	(3)	—	—	(3)	—	(3)
Tax benefit from the exercise of stock options	134	—	—	—	—	—	—	—	134
Issuance of common stock	74	—	—	—	—	—	—	—	74
Due to/from affiliates	(3,641)	(908)	—	(8,329)	(106)	9,416	73	3,568	—

Net cash used in financing activities	(3,433)	(908)	—	(8,332)	(106)	9,416	70	3,568	205

Increase in cash and cash equivalents	—	—	—	3,751	562	—	4,313	—	4,313
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,642	$1,712	$—	$7,354	$—	$7,354

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(5) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended September 30,
	2007	2006
Current income tax provision	$(410)	$(282)
Deferred income tax provision	(566)	(1,985)

Total income tax provision	$(976)	$(2,267)

Continuing operations provision	$(1,196)	$(2,215)
Discontinued operations benefit (provision)	220	(52)

Total income tax provision	$(976)	$(2,267)

The effective tax rate for the three months ended September 30, 2007 for continuing operations was 50.5%, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $53,000 and made income tax payments of $0.2 million for the three months ended September 30, 2007.

The effective tax rate for the three months ended September 30, 2006 for continuing operations was 48.3% which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. As of September 30, 2007, we had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of July 1, 2007 and September 30, 2007 were approximately $1.1 million and $1.2 million, respectively. Approximately $0.1 million of interest and penalties recorded for the three months ended September 30, 2007 relate to prior periods. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are subject to the following significant taxing jurisdictions: U.S. federal, Arizona, California, Florida, Indiana, New York, Ohio and Tennessee. The Company has had net operating losses in various years for Federal purposes and for many states. The statute of limitations for a particular tax year for examination by the Internal Revenue Service is generally three years subsequent to the filing of the associated tax return. However, the Internal Revenue Service can adjust net operating loss carryovers up to three years subsequent to the last year in which the loss carryover is finally used. Accordingly, there are multiple years open to examination. The statute of limitations is generally three to four years for many of the states where the Company operates. The Company is currently not under income tax examination in any tax jurisdictions.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

There has not been any change in the total amount of our unrecognized tax benefits since July 1, 2007, and the Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

(6) Earnings Per Share

Income from continuing operations per share assuming dilution is computed by dividing income from continuing operations by the weighted-average number of shares outstanding. Income from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations for the three months ended September 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007	2006
Income from continuing operations	$668	$1,602

Average number of shares outstanding—Basic	24,738	24,510
Add: Incremental shares for dilutive effect of stock options	250	410

Average number of shares outstanding—Diluted	24,988	24,920

Income from continuing operations per share—Basic	$0.02	$0.07

Income from continuing operations per share—Diluted	$0.02	$0.07

For the three months ended September 30, 2007 and 2006, 0.5 million and 0.6 million, respectively, of shares issuable upon exercise of outstanding stock options with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share.

(7) Segment Reporting

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

Segment	States
Mid-Atlantic	New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, Florida, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California (ambulance), Central Florida, Colorado, Oregon (ambulance), Nebraska, South Dakota, Utah, Washington

Each reporting segment provides ambulance and related services while the Company’s fire and other services are predominately in the South and Southwest Segments. During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, segment information for 2006 has been reclassified to conform with the 2007.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The accounting policies used in the preparation of the Company’s consolidated financial statements have also been followed in the preparation of the accompanying financial information for each reporting segment. For management purposes, the Company’s measure of segment profitability is defined as income from continuing operations before depreciation and amortization, interest, income taxes and minority interest. Additionally, corporate overhead allocations have been included within segment profits. Segment results presented below reflect continuing operations only. The prior period segment information has been restated to reflect the Georgia reclassification described above.

The following table summarizes segment information for the three months ended September 30, 2007 and 2006 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended September 30, 2007
Net revenues from external customers:
Ambulance services	$20,614	$22,432	$32,067	$25,705	$100,818
Other services (1)	972	6,103	11,199	399	18,673

Total net revenue	$21,586	$28,535	$43,266	$26,104	$119,491

Segment profit from continuing operations	$4,076	$3,193	$4,183	$1,646	$13,098

Three months ended September 30, 2006
Net revenues from continuing operations:
Ambulance services	$20,845	$19,292	$30,526	$26,037	$96,700
Other services (1)	1,023	5,657	10,645	268	17,593

Total net revenue	$21,868	$24,949	$41,171	$26,305	$114,293

Segment profit from continuing operations	$4,589	$2,815	$4,102	$3,653	$15,159

(1)	Other revenue consists of revenue generated from fire protection services; including master contract fire and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended September 30,
	2007	2006
Segment profit	$13,098	$15,159
Depreciation and amortization	(3,121)	(2,904)
Interest expense	(7,750)	(7,785)
Interest income	142	120

Income (loss) from continuing operations before income taxes and minority interest	$2,369	$4,590

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	September 30, 2007	June 30, 2007
Mid-Atlantic	$11,547	$11,659
South	18,825	16,543
Southwest	29,398	27,338
West	22,964	22,773

Total segment assets	$82,734	$78,313

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents a reconciliation of segment assets to total assets (in thousands):

	September 30, 2007	June 30, 2007
Segment assets	$82,734	$78,313
Cash and cash equivalents	4,009	6,181
Short-term investments	2,500	—
Inventories	8,845	8,782
Prepaid expenses and other	17,814	18,273
Goodwill	37,700	37,700
Deferred income taxes	75,442	83,145
Property and equipment, net	44,743	45,521
Insurance deposits	2,353	1,868
Other assets	16,907	19,547

Total assets	$293,047	$299,330

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) Discontinued Operations

During fiscal 2008, the Company made the decision to exit two ambulance transportation markets and a fire response market. As a result, the financial results of these service areas for the three months ended September 30, 2007 and 2006 are included in income (loss) from discontinued operations.

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

	Three Months Ended September 30,
	2007	2006
Net revenue:
Mid-Atlantic	$—	$—
South	312	879
Southwest	(2)	1,585
West	—	—

Net revenue from discontinued operations	$310	$2,464

	Three Months Ended September 30,
	2007	2006
Income (loss):
Mid-Atlantic	$—	$—
South	(108)	62
Southwest	(149)	28
West	—	(5)

Income (loss) from discontinued operations, net of income taxes	$(257)	$85

Loss from discontinued operations for the three months ended September 30, 2007 is presented net of income tax benefit of $220,000 while income from discontinued operations for the three months ended September 30, 2006 is presented net of income tax expense of $52,000.

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9) Defined Benefit Plan

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

The following table presents the components of net periodic benefit cost for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006
Service cost	$433	$369
Interest cost	52	23
Expected return on plan assets	(112)	(59)
Amortization of gain	—	(2)

Net periodic pension benefit cost	$373	$331

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2007	2006
Discount rate	6.26%	6.48%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.7 million and $0.5 million during the three months ended September 30, 2007 and 2006, respectively. The Company’s fiscal 2008 contributions are anticipated to approximate $2.6 million.

(10) Commitments and Contingencies

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

RURAL/METRO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Management believes that reserves established for specific contingencies of $1.8 million and $2.9 million as of September 30, 2007 and June 30, 2007, respectively, are adequate based on information currently available. The specific contingencies at September 30, 2007 include $0.3 million for the Texas matter discussed above and $1.3 million for the Ohio matter discussed above, The specific contingencies at June 30, 2007 primarily include $1.4 million for the Texas matter discussed above and $1.3 million for the Ohio matter discussed above. During the first quarter of fiscal 2008 and during the fourth quarter of fiscal 2007, the Company made payments of $1.0 million and $1.1 million, respectively, to the US Government in partial satisfaction of the Texas matter.

(11) Subsequent Events

2005 Credit Facility Amendment and Waiver

On October 11, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. In addition, we amended the 2005 Credit Facility to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, our margin over LIBOR increased from 2.25% to 3.50% for the term of the loan. In connection with the amendment, we paid $1.0 million in lender and administrative fees during the second quarter of fiscal 2008. Of this amount, $0.8 million will be capitalized and amortized to interest expense over the remaining term of the 2005 Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Wherever we refer to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions are intended to identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed, November 14, 2007 with the Commission and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

This Quarterly Report should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed with the SEC on November 14, 2007.

Management’s Overview

Positive fundamental drivers within our industry remain strong and continue to benefit us. We continue to experience an increasing demand for our services evidenced by steady growth in net revenue and transport volume. Consolidated net revenue for the first quarter fiscal year 2008 increased $5.2 million (4.5%) over fiscal year 2007. New contract revenues accounted for $0.6 million of this net revenue growth. In addition, we renewed three key 911 emergency response contracts during the quarter.

We continue to trend positively with respect to our ongoing efforts to reduce uncompensated care and made significant strides in several key metrics, including APC and days sales outstanding, in addition to increasing ambulance subsidies to help offset uncompensated care related to uninsured patients.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 23 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, other healthcare facilities and organizations. As of September 30, 2007, we had approximately 95 exclusive contracts to provide 911 emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For the three months ended September 30, 2007, approximately 44% of our ambulance transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 56% of our ambulance transports for the same period. Combined the ambulance services generated 84% of net revenue for the three months ended September 30, 2007. The balance of net revenue for the three months ended was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the numbers of ambulance transports we take, the amount we expect to collect per transports and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Three Months Ended September 30,
	2007	2006
Net Medical Transport APC (1)	$348	$343
DSO (2)	64	66
EBITDA (3)	$12,135	$14,619
Adjusted EBITDA (3)	$12,149	$15,742
Medical Transports (4)	267,915	261,347
Wheelchair Transports (5)	18,696	21,120

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	See discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources – EBITDA and Adjusted EBITDA”.
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

Factors Affecting Operating Results

Change in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contact, if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present contact terms.

Ability to Effect Rate Increases

Our operating results are affected directly by the number of self-pay ambulance transport services we provide and associated lower collection rates experienced within this payer group. To offset higher costs of uncompensated care we may experience with the self-pay payer mix we submit requests to increase commercial insurance rates to the state and local government agencies that regulate the rates we can charge for ambulance services. Our ability to negotiate rate increases on a timely basis to offset increases in uncompensated care may impact our operating performance.

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency ambulance services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. While we made every attempt to negotiate subsidies to support the level of medical service we provide, not all authorities will agree to provide such subsidies. As a result, we incur write-offs for uncompensated care in the normal course of providing ambulance services.

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-off’s:

	Three Months Ended September 30,
	2007	2006
Commercial Insurance	20%	19%
Co-Pay/Deductibles	7%	11%
Medicare / Medicaid Denials	11%	14%
Self-Pay	62%	56%

Total	100%	100%

The majority (62)% of our uncompensated care write-off’s are generated from self-pay accounts. The balance of our uncompensated care write-offs are derived from; (1) commercial insurance (20%); (2) Medicare or Medicaid denials (11%), and; (3) co-pay or deductibles (7%). These components are described in detail below;

Commercial Insurance: Certain commercial healthcare insurance programs do not feature a benefit for non-emergency ambulance services. In the event commercially insured patients are transported and their insurance companies subsequently inform us the transports were not covered services, the unpaid balances become self-pay accounts.

Co-pays/deductibles: Co-pay and deductible amounts under Medicare and commercial insurance programs are the responsibility of the patient. Medicare co-pay and deductible levels have remained consistent when compared to the prior year; however, changes in employer-provided healthcare insurance coverage levels may result in higher co-pays and deductibles to the employee under commercial insurance programs. These co-pay and deductible amounts become self-pay accounts.

Medicare/Medicaid Denials: We make every effort to determine medical necessity prior to transporting a patient; however, there are times when Medicare, Medicaid or a commercial insurance provider may, on a retrospective review, deem the transport not medically necessary and deny reimbursement. In these cases, the unpaid balances become self-pay accounts.

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first three months of fiscal 2008 to 11.4% as compared to 11.1% in the first three months of fiscal 2007. We believe this increase is aligned with overall U.S. healthcare insurance trends.

Other factors that may, positively or negatively, impact the overall dollars associated with uncompensated care include: (1) rate increases and (2) changes in transport volumes among the payer groups.

1.	On a periodic basis, we evaluate our cost structure within each area we serve and, as appropriate, request rate increases. Ambulance rate increases generate additional revenue only from certain commercial insurance programs and self-pay patients, due to the fixed rates, co-pay amounts and deductibles of payers such as Medicare, Medicaid and certain commercial insurance. Rate increases applied to patients who are self-pay patients can compound an already challenging collection process. Increasing the dollars per transport on this payer group may in turn result in an increase in the uncompensated care.

2.	From quarter to quarter the number of patients we transport within each payer group can vary. This shift in payers, ‘payer mix’ shift, may increase or decrease the levels of uncompensated care. For instance, if we experience a shift from the Medicare payer group to the commercial insurance payer group we might expect to see a decrease in our uncompensated care write-offs due to a higher historical collection pattern associated with the commercial insurance payers.

Work Force Management

Our business strategy focuses on optimizing the deployment of our work force in order to meet contracted response times and otherwise maintain high levels of quality care and customer service. A key measure is our ability to efficiently and effectively manage labor resources and enhance operating results. Several factors may influence our labor management efforts, including our ability to maximize our mix of emergency and non-emergency ambulance business, significant wait times associated with emergency rooms that delay redeployment and market-specific shortages of qualified paramedics and emergency medical technicians which affect temporary wages. We also may experience increases in overtime and training wages due to growth in transport volume related to new contracts, expansion in existing markets and seasonal transport demand patterns.

New Accounting Standards

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For The Three Months Ended September 30, 2007 and 2006

(in thousands, except per share amounts)

	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Net revenue	$119,491	100.0%	$114,293	100.0%	$5,198	4.5%

Operating expenses:
Payroll and employee benefits	75,234	63.0%	71,433	62.5%	3,801	5.3%
Depreciation and amortization	3,121	2.6%	2,904	2.5%	217	7.5%
Other operating expenses	27,319	22.9%	23,692	20.7%	3,627	15.3%
Auto/general liability insurance expense	3,837	3.2%	4,012	3.5%	(175)	(4.4)%
Loss (gain) on sale of assets	3	0.0%	(3)	(0.0)%	6	#

Total operating expenses	109,514	91.7%	102,038	89.3%	7,476	7.3%

Operating income	9,977	8.3%	12,255	10.7%	(2,278)	(18.6)%
Interest expense	(7,750)	(6.5)%	(7,785)	(6.8)%	35	0.4%
Interest income	142	0.1%	120	0.1%	22	18.3%

Income from continuing operations before income taxes and minority interest	2,369	2.0%	4,590	4.0%	(2,221)	(48.4)%
Income tax provision	(1,196)	(1.0)%	(2,215)	(1.9)%	1,019	46.0%
Minority interest	(505)	(0.4)%	(773)	(0.7)%	268	34.7%

Income from continuing operations	668	0.6%	1,602	1.4%	(934)	(58.3)%
Income (loss) from discontinued operations, net of income taxes	(257)	(0.2)%	85	0.1%	(342)	#

Net income	$411	0.3%	$1,687	1.5%	$(1,276)	(75.6)%

Income (loss) per share:
Basic—
Income from continuing operations	$0.03		$0.07		$(0.04)
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.02		$0.07		$(0.05)

Diluted—
Income from continuing operations	$0.03		$0.07		$(0.04)
Income (loss) from discontinued operations	(0.01)		0.00		(0.01)

Net income	$0.02		$0.07		$(0.05)

Average number of common shares outstanding—Basic	24,738		24,510		228

Average number of common shares outstanding—Diluted	24,988		24,920		68

#—Variances over 100% not displayed.

Our results for the three months ended September 30, 2007 reflect an increase in net revenue of $5.2 million, or 4.5% compared to the three months ended September 30, 2006. The $1.3 million decrease in net income is attributable to a decrease of $1.0 million in income from continuing operations and a $0.3 million increase in losses from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Ambulance services	$100,818	$96,700	$4,118	4.3%
Other services	18,673	17,593	1,080	6.1%

Total net revenue	$119,491	$114,293	$5,198	4.5%

Ambulance Services

The $4.1 million increase in ambulance services revenue was driven by a $1.8 million increase in same service area transport growth, $0.6 million from new contracts, a $0.9 million increase in subsidies, and a $0.8 million increase in net medical transport APC.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Three Months Ended September 30,
	2007	2006	Transport Change	% Change
Same service area medical transports	266,094	261,347	4,747	1.8%
New contract medical transports	1,821	N/A	1,821	#

Medical transports from continuing operations	267,915	261,347	6,568	2.5%

#—Variances over 100% not displayed

Medical transportation volume increased 2.5% for the three months ended September 30, 2007. This increase was a result of same service area transport growth of 4,747 transports and new contract transport growth of 1,821, which is due to our new contracts in Missouri and Washington.

	Three Months Ended September 30,
	2007	2006	Transport Change	% Change
Emergency medical transports	126,224	118,403	7,821	6.6%
Non-emergency medical transports	141,691	142,944	(1,253)	(0.9)%

Total medical transports	267,915	261,347	6,568	2.5%
Wheelchair transports	18,696	21,120	(2,424)	(11.5)%

Total transports from continuing operations	286,611	282,467	4,144	1.5%

We have experienced our most significant increase in transports from the emergency 911 sector.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross medical ambulance revenue, totaled $72.6 million and $65.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $7.5 million is primarily a result of rate increases and changes in payer mix in certain markets. Uncompensated care as a percentage of gross medical ambulance revenue was 15.0% and 14.1% for the three months ended September 30, 2007 and 2006, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denials for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowances and uncompensated care are reflected as a reduction of gross medical ambulance revenue. A reconciliation of gross medical ambulance revenue to net medical ambulance revenue is included in the table below (in thousands):

	Three Months Ended September 30,
	2007	% of Gross Revenue	2006	% of Gross Revenue	$ Change	% Change
Gross Revenue	$204,159	100.0%	$188,266	100.0%	$15,893	8.4%
Contractual Discounts	(72,632)	(35.6)%	(65,092)	(34.6)%	(7,540)	(11.6)%
Uncompensated care	(30,709)	(15.0)%	(26,474)	(14.1)%	(4,235)	(16.0)%

Net Medical Transportation Revenue	$100,818	49.4%	$96,700	51.3%	$4,118	4.3%

Net Medical Transport APC

Net medical transports APC for the three months ended September 30, 2007 was $348 compared to $343 for the three months ended September 30, 2006. The 1.5% increase reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency response sector, changes in the number of basic life support versus advance life support transports provided and a change in the levels of uncompensated care.

Other Services

The $1.1 million increase in other services revenue is in part due to a $0.9 million, or 24.3%, increase in master contract fire fees associated with our industrial and airport contracts, including the Sarasota, Florida airport contract which we entered into October 2006. Fire subscription revenue also increased $0.4 million, or 3.9%, of which $0.2 million was related to higher subscription rates and $0.2 million was related to an increase in the number of subscribers. These increases were offset by a $0.5 million decrease in forestry and other non-subscription fire fees.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits for the three months ended September 30, 2007 was $75.2 million or 63.0% of net revenue, an increase of $3.8 million from $71.4 million, or 62.5% of net revenue, for the same period in the prior year. The increase included $0.6 million under the Company’s management incentive bonus plan accrual with the balance of the increase attributable to increased transport volume.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the quarter.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2007 were $27.3 million, or 22.9% of net revenue, an increase of $3.6 million from $23.7 million, or 20.7% of net revenue, for the same period in the prior year. The increase included a $2.1 million increase in professional fees; including $0.8 million related to adoption of FIN 48 for tax purposes, $0.7 million in legal, audit and SOX 404 fees as a result of the financial restatement, with the balance due to fees surrounding contract renewals, responses to contract proposals and union negotiations. In addition, we recognized a $0.8 million increase in vehicle maintenance and a $0.5 million increase in property lease expense with the balance attributable to an increase in operating supplies and fuel expense as a result of the higher volume of transports.

Auto/General Liability Insurance Expenses

Auto/general liability insurance expense for the three months ended September 30, 2007 were $3.8 million, or 3.2% of net revenue, a decrease of $0.2 million from $4.0 million, or 3.5% of net revenue, for the same period in the prior quarter. The $0.2 million decrease in insurance expense is due to lower claims reserve accruals under the auto liability program.

Interest Expense

The increase in interest expense was primarily due to the continued non-cash accretion of our Senior Discount Notes offset by lower interest expense on a lower Term B loan balance.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the three months ended September 30, 2007, we recorded a $1.2 million income tax provision related to continuing operations, including a deferred income tax provision of $0.7 million, resulting in an effective tax rate of 50.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the three months ended September 30, 2007 differs from the effective tax rate for the year ended June 30, 2007 primarily as a result of lower pre-tax income for the year ended June 30, 2007.

We also recorded $0.2 million in income tax benefit related to discontinued operations during the three months ended September 30, 2007. The Company received income tax refunds of $53,000 and made income tax payments of $0.2 million for the three months ended September 30, 2007.

During the three months ended September 30, 2006, we recorded a $2.2 million income tax provision, including a deferred income tax provision of $1.9 million resulting in an effective tax rate of 48.3%. This rate differs from the federal statutory rate of 35% primarily as a result of the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.1 million in income tax provision related to discontinued operations during the three months ended September 30, 2006. The Company received income tax refunds of $8,000 and made income tax payments of $3,200 for the three months ended September 30, 2006.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2008, the Company made the decision to exit two ambulance transportation markets and a fire response market and, as a result, the financial results of these service areas for the three months ended September 30, 2007 and 2006 are included in income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended September 30, 2007 was $257,000 and includes an income tax benefit of $220,000. Loss from discontinued operations before the impact of the income tax benefit was $477,000. Income from discontinued operations for the three months ended September 30, 2006 was $85,000 and includes an income tax provision of $52,000. Income from discontinued operations before the impact of the income tax provision was $137,000.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	New York, Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California (ambulance), Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are predominantly in the South and Southwest Segments.

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

The key drivers that impact net ambulance revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency medical ambulance services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other revenue are fire subscription rates, number of subscribers, and master fire contracts.. These drivers can vary significantly from market-to-market and can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transportation APC and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$20,614	$20,845	$(231)	(1.1)%
Other services	972	1,023	(51)	(5.0)%

Total net revenue	$21,586	$21,868	$(282)	(1.3)%

Segment profit	$4,076	$4,589	$(513)	(11.2)%
Segment profit margin	18.9%	21.0%
Medical transports	61,258	64,574	(3,316)	(5.1)%
Wheelchair transports	4,974	5,913	(939)	(15.9)%
Net Medical Transport APC	$323	$309	$14	4.5%
DSO	52	57	(5)	(8.8)%

Revenue

Net revenue for the three months ended September 30, 2007 was $21.6 million, a decrease of $0.3 million, or 1.3% from $21.9 million for the same period in the prior year. The decrease in net revenue was due primarily to $0.8 million increase in net medical transport APC, offset by $1.1 million decrease in same service area transport growth. The decrease in same service area medical transports of 3,316 (5.1%) primarily reflects the continued trend we see in a decreasing population base within our New York and Pennsylvania markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market. The decrease in wheelchair transports also reflects the high level of competition within our Columbus, Ohio market.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2007 were $11.7 million, or 54% of net revenue, compared to $11.9 million, or 54% of net revenue, for the same period in the prior year.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended September 30, 3007 were $4.2 million, or 19% of net revenue, compared to $4.1 million, or 19% of net revenue, consistent with the same period in the prior year.

In addition, corporate overhead allocations increased resulting from increased costs surrounding both the financial restatement and new FIN 48 disclosure requirements.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transportation APC, fire subscriptions and DSO):

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$22,432	$19,292	$3,140	16.3%
Other services	6,103	5,657	446	7.9%

Total net revenue	$28,535	$24,949	$3,586	14.4%

Segment profit	$3,193	$2,815	$378	13.4%
Segment profit margin	11.2%	11.3%
Medical transports	70,310	65,451	4,859	7.4%
Wheelchair transports	4,327	3,633	694	19.1%
Net Medical Transport APC	$280	$259	$21	8.1%
Fire subscriptions at period end	34,164	34,554	(390)	(1.1)%
DSO	54	73	(19)	(26.0)%

Revenue

Net revenue for the three months ended September 30, 2007 was $28.5 million, an increase of $3.6 million, or 14.4% from $24.9 million for the same period in the prior year. The increase in net revenue was due primarily to a $0.6 million increase in new contract revenue growth, a $1.1 million increase in net medical transport APC, and a $1.0 million increase in same service area transport growth. The increase in medical transports of 4,859 (7.4%) was primarily due to growth in our Tennessee and Indiana markets. The increase in wheelchair transports is a function of the broad range of services provided to our non-emergency medical ambulance customers in our Indiana and Georgia markets. In addition ambulance subsidies increased $0.5 million primarily related to our 911 contracts in Tennessee. The slight decrease in the number of fire subscriptions reflects bundling subscription arrangements under home owner association contracts instead of contracting directly with individual homeowners. Master contract fire fees have increased $0.4 million over prior year as a result of the Sarasota, Florida airport fire contract entered into October 2006.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2007 were $17.7 million, or 62% of net revenue, compared to $15.9 million, or 64% of net revenue, for the same period in the prior year. The decrease on a percentage basis reflects a higher utilization of the labor base spread over more non-emergency ambulance services and lower overtime expenses as a result of fewer staffing shortages.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended September 30, 3007 were $5.5 million, or 19% of net revenue, compared to $4.7 million, or 19% of net revenue, for the same period in the prior year. This increase is primarily due to increased vehicle maintenance and fuel costs associated with higher transport volumes.

In addition, corporate overhead allocations increased resulting from increased costs surrounding both the financial restatement and new FIN 48 disclosure requirements.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transportation APC, fire subscriptions and DSO):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$32,067	$30,526	$1,541	5.0%
Other services	11,199	10,645	554	5.2%

Total net revenue	$43,266	$41,171	$2,095	5.1%

Segment profit	$4,183	$4,102	$81	2.0%
Segment profit margin	9.7%	10.0%
Medical transports	61,637	59,229	2,408	4.1%
Wheelchair transports	1,814	3,365	(1,551)	(46.1)%
Net Medical Transport APC	$508	$506	$2	0.4%
Fire subscriptions at period end	90,384	87,842	2,542	2.9%
DSO	59	58	1	1.7%

Revenue

Net revenue for the three months ended September 30, 2007 was $43.3 million, an increase of $2.1 million, or 5.1% from $41.2 million for the same period in the prior year. The increase in net revenue was due primarily to a $1.2 million increase in same service area transport growth, a $0.3 million increase in ambulance subsidies related to our 911 ambulance contracts in Arizona accounting for the increase in net medical transport APC. The net increase in medical transports of 2,408 (4.1%) was due to growth in both the Maricopa and Southern Arizona markets. The decrease in wheelchair transports is entirely a result of continued call screening efforts to identify insurance coverage in advance related to prescheduled non-medically necessary transports. Other services revenue increased primarily due to master contract fire fees of $0.5 million over prior year reflecting contractually built-in annual rate increases in addition to the transition of a subscription based contract to a master fire contract in Arizona.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2007 were $26.3 million, or 61% of net revenue, compared to $25.5 million, or 62% of net revenue, for the same period in the prior year. The decrease on a percentage basis reflects a higher utilization of the labor base spread over more non-emergency ambulance services offset by a $0.3 million increase in billing office staffing.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended September 30, 3007 were $9.6 million, or 22% of net revenue, compared to $9.2 million, or 22% of net revenue, for the same period in the prior year. This increase is in part due to higher property lease expenses.

In addition, corporate overhead allocations increased resulting from increased costs surrounding both the financial restatement and new FIN 48 disclosure requirements.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except wheelchair transports, alternative transports, net medical transportation APC and DSO):

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Net revenue
Ambulance services	$25,705	$26,037	$(332)	(1.3)%
Other services	399	268	131	48.9%

Total net revenue	$26,104	$26,305	$(201)	(0.8)%

Segment profit	$1,646	$3,653	$(2,007)	(54.9)%
Segment profit margin	6.3%	13.9%
Medical transports	74,710	72,093	2,617	3.6%
Wheelchair transports	7,581	8,209	(628)	(7.7)%
Net Medical Transport APC	$299	$316	$(17)	(5.4)%
DSO	94	80	14	17.5%

Revenue

Net revenue for the three months ended September 30, 2007 was $26.1 million, a decrease of $0.2 million, or 0.8% from $26.3 million for the same period in the prior year. The decrease in net revenue was due primarily to $1.3 million decrease in net medical transport APC offset by a $0.9 million increase in same service area transport growth and a $0.1 million increase in new contract revenue growth. The segment continues to experience pressure related to uncompensated care due to the growing number of transports provided to uninsured patients.The net increase in medical transports of 2,617 (3.6%) was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in our Colorado markets as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports. The decrease in wheelchair transports also reflects the reduced volume in the Colorado markets.

Payroll and employee benefits

Payroll and employee benefits for the three months ended September 30, 2007 were $14.9 million, or 57% of net revenue, compared to $13.9 million, or 53% of net revenue, for the same period in the prior year. The increase is primarily attributable to an increase in headcount as a result of hiring paramedics in the San Diego operation that were historically independent contractors and thus reflected in other operating expenses.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended September 30, 3007 were $8.1 million, or 31% of net revenue, compared to $7.6 million, or 29% of net revenue, for the same period in the prior year. This increase is due to increased vehicle maintenance and fuel costs associated with higher transport.

In addition, corporate overhead allocations increased resulting from increased costs surrounding both the financial restatement and new FIN 48 disclosure requirements.

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

Revenue Recognition

Ambulance services revenue is recognized when services are provided and are recorded net of contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. The collectibility of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance fees that will not be collected and record provisions for both contractual allowances and uncompensated care. The portion of the provision allocated to contractual allowances is based on historical write-offs relating to such contractual allowances as a percentage of the related gross revenue recognized for each service area. The ratio is then applied to current period gross ambulance fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance revenue, totaled $72.6 million and $ 65.1 million for the three months ended September 30, 2007 and 2006, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross ambulance revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectibility of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on gross ambulance revenue from continuing operations totaled $30.7 million and $26.5 million for the three months ended September 30, 2007 and 2006, respectively.

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

Reserves related to workers’ compensation claims totaled $12.4 million and $11.0 million at September 30, 2007 and June 30, 2007, respectively. Reserves related to general liability claims totaled $29.8 million and $30.6 million at September 30, 2007 and June 30, 2007, respectively.

Property and Equipment

We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent a tangible long-lived asset had been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of our gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset is recognized.

Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as discontinued operations, obsolescence, new regulations and new taxes, and other economic factors. Historically, there have been no events of changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. We don’t anticipate that our current estimates are reasonably likely to change in the future.

Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefit to the company or that extend the useful life of an existing asset are capitalized. The useful lives that we assign to property and equipment represent the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. We believe that the useful lives of our property and equipment expire evenly over time. Accordingly, we depreciate our property and equipment on a straight-line basis over their useful lives.

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

Income Tax Liabilities

We are subject to federal income taxes and state income taxes in the jurisdictions in which we operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal income tax and state income tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

As a matter of law, we are subject to examination by federal and state taxing authorities. We have estimated and provided for income taxes in accordance with settlements reached with the Internal Revenue Service in prior audits. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal and state tax regulations, both the IRS and the various state taxing authorities can and have taken positions contrary to ours based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.

Effective July 1, 2007, we began to measure and record tax contingency accruals in accordance with FASB Financial Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Prior to July 1, 2007, we recorded accruals for tax contingencies and related interested when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

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

We have available to us, upon compliance with certain conditions, a $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line within the revolving credit facility. There were no amounts outstanding under the revolving credit facility and there was $0.2 million of outstanding letters of credit issued under the sub-line at September 30, 2007.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15.

In addition to the Senior Subordinated Notes interest payment discussed above, during the three months ended September 30, 2007 and 2006 we also made $1.7 million and $2.1 million, respectively, in interest payments associated with our Term Loan B. Additionally, during the three months ended September 30, 2007 and 2006, we made payments totaling $2.3 million and $5.3 million, respectively, for capital expenditures and made defined benefit pension plan payments of $0.7 million and $0.5 million, respectively.

The table below summarizes cash flow information for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$7,947	$5,742
Net cash used in investing activities	(4,810)	(1,634)
Net cash used in financing activities	(5,309)	205

Operating Activities

Net cash provided by operating activities totaled $7.9 million and $5.7 million for the three months ended September 30, 2007 and 2006, respectively. The $2.2 million increase in net cash provided by operating activities was due to a $4.5 million increase in cash inflows attributable to changes in net operating assets partially offset by a $1.0 million decrease in non-cash charges and a $1.3 million decrease in net income. The increase in cash outflows attributable to changes in net operating assets is primarily due to an increase in accounts payable and a decrease in prepaid expenses. The decrease in non-cash items is primarily attributable to a decrease in deferred income taxes offset by increased depreciation and amortization.

We had working capital of $29.3 million at September 30, 2007, including cash, cash equivalents and short-term investments of $6.5 million, compared to working capital of $33.8 million, including cash, cash equivalents and short-term investments of $6.2 million, at June 30, 2007. The decrease in working capital as of September 30, 2007 is primarily related to increased accrued liabilities and accounts payable, offset by an increase in accounts receivable and a decrease in deferred income taxes.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had net purchases of such securities of $2.5 million during the three months ended September 30, 2007 and net sales of $3.7 million during the three months ended September 30, 2006. We had capital expenditures totaling $2.3 million and $5.3 million for the three months ended September 30, 2007 and 2006, respectively. Of the $3.0 million decrease, approximately $1.2 million related to the purchase of three fire trucks for the Arizona fire market during the first quarter of fiscal 2007.

Financing Activities

Financing activities include the tax benefits from the exercise of stock options, proceeds from the issuance of common stock, repayment of debt and minority shareholder distributions. The reduction in current year stock option exercises contributed to a $0.1 million decrease in cash provided by the issuance of common stock in addition to a $0.1 million decrease in the tax benefit realized from the exercise of such options. During the three months ended September 30, 2007, we made a $5.0 million unscheduled principal payment on our Term Loan B and a $0.3 million distribution to the City of San Diego, the minority shareholder in our medical services joint venture.

Debt Covenants

The 2005 Credit Facility, Senior Subordinated Notes and Senior Discount Notes include various financial and non-financial covenants applicable to the Company’s wholly-owned subsidiary, Rural/Metro Operating Company, LLC as well as quarterly and annual financial reporting obligations.

Specifically, the 2005 Credit Facility, as amended, requires Rural/Metro Operating Company, LLC and its subsidiaries to meet certain financial tests, including a maximum total leverage ratio, a minimum interest expense coverage ratio and a minimum fixed charge coverage ratio. The 2005 Credit Facility also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, mergers, prepayments of other indebtedness, liens and encumbrances, capital expenditures, business activities by the Company, as a holding company, and other matters customarily restricted in such agreements.

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at September 30, 2007 as shown below.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be achieved at
			December 31, 2007	March 31, 2008	June 30, 2008
Debt leverage ratio	<6.00	4.79	<6.00	<5.50	< 5.00
Interest expense coverage ratio	>1.50	2.05	>1.50	>1.75	> 1.90
Fixed charge coverage ratio	>1.00	1.25	>1.00	>1.00	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.
(2)	Measured annually at June 30th.

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

The following table sets forth our EBITDA and adjusted EBITDA for the three months ended September 30, 2007 and 2006, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended September 30,
	2007	2006
Income from continuing operations	$668	$1,602
Add back:
Depreciation and amortization	3,121	2,904
Interest expense on borrowings	5,129	5,529
Amortization of deferred financing costs	541	418
Accretion of 12.75% Senior Discount Notes	2,080	1,838
Interest income	(142)	(120)
Income tax provision	1,196	2,215

EBITDA from continuing operations	$12,593	$14,386
EBITDA from discontinued operations	(458)	233

Total EBITDA	$12,135	$14,619

The items listed below have not been included as adjustments in the above calculation of EBITDA:
Stock-based compensation benefit	—	(7)
(Gain) loss on sale of property and equipment	14	(3)
Executive severance	—	1,133

Adjusted EBITDA from all operations	$12,149	$15,742

Increase (decrease):
Items added back to arrive at EBITDA from continuing operations	(11,925)	(12,784)
Items added back to arrive at EBITDA from discontinued operations:
Income tax benefit (provision) on discontinued operations	220	(52)
Depreciation and amortization on discontinued operations	(19)	(96)
Items added back to arrive at Adjusted EBITDA	(14)	(1,123)
Depreciation and amortization	3,140	3,000
Accretion of 12.75% Senior Discount Notes	2,080	1,838
Deferred income taxes	566	1,851
Amortization of deferred financing costs	541	418
Earnings of minority shareholder	505	773
(Gain) loss on sale of property and equipment	14	(3)
Stock based compensation benefit	—	(7)
Changes in operating assets and liabilities	690	(3,815)

Net cash provided by operating activities	$7,947	$5,742

(1)	Consolidated EBITDA decreased in the three months ended September 30, 2007 by $2.5 million from $14.6 million for the three months ended September 30, 2006. The decrease was due primarily to a decrease in operating income before depreciation and amortization of $2.1 million.

Subsequent Events

2005 Credit Facility Waiver

On October 11, 2007, the Company obtained an amendment and waiver (“Amendment No. 6”) under the 2005 Credit Facility for any defaults relating to the restatement and untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007. See Note 4 to the consolidated financial statements. In addition, the amendment modified certain financial covenant requirements, including total leverage ratio, interest expense coverage ratio and fixed coverage ratio and increased the applicable margin over LIBOR from 2.25% to 3.50% for the term of the loan.

Contract Activity

We renewed several contracts during the quarter ended September 30, 2007, including the following:

•	Three-year contract to continue providing exclusive emergency ambulance services in Peoria, Arizona;

•	Five-year contract to continue providing exclusive emergency ambulance services in Aurora, Colorado; and

•	Five-year contract to continue providing exclusive emergency ambulance services in Shelby County, Tennessee.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bear interest at LIBOR plus 2.25%, through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 with Amendment No. 6 to the Credit Facility. Also under our 2005 Credit Facility, amounts drawn under our Revolving Credit Facility bear interest at LIBOR plus 3.25% through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 with Amendment No. 6 under the Credit Facility. Based on current amounts outstanding under Term Loan B at September 30, 2007, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.8 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had $2.5 million invested in auction rate securities at September 30, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2007). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures were not effective as of September 30, 2007, because of the material weaknesses described below:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2007, which continued to exist at September 30, 2007:

The Company did not maintain effective controls over its period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures. Specifically, controls were not operating effectively over the processes related to (i) timely resolution of reconciling items and review of account reconciliations over balance sheet accounts, (ii) accumulating and reviewing all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures and (iii) timeliness of the financial reporting process. As previously reported, this material weakness resulted in restatements of the Company’s fiscal 2006 and 2005 annual and interim financial statements and resulted in adjustments, including audit adjustments, to the Company’s fiscal 2007 annual and interim financial statements. Additionally, this material weakness could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The period-end financial reporting process material weakness described above contributed to the material weaknesses described below:

•

The Company did not maintain effective controls over the accuracy of its subscription revenue and deferred revenue. Specifically, the Company’s internal controls are not adequately designed to ensure the accurate calculation of subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period. As previously reported, this deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s subscription revenue and deferred revenue accounts that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

•

The Company did not maintain effective controls over the completeness and accuracy of its accruals and reserves for loss contingencies and related operating expenses. Specifically, the Company’s internal controls are not operating effectively to ensure that loss contingencies are accurately and completely recorded on a timely basis. As previously reported, this material weakness resulted in adjustments to the Company’s fiscal 2007 consolidated financial statements. Additionally, this material weakness could result in misstatements of the Company’s accrual and reserve accounts and related operating expenses that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented of detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company is undertaking the following remediation procedures:

•

Period-End Financial Reporting—Management continues to review and improve on its processes surrounding the timely resolution of reconciling items and account reconciliations. Additionally, management has scheduled a review of the financial statement close process and is currently working on the implementation of new reporting software. Management currently expects that this material weakness will be remediated by June 30, 2008.

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

•

Accruals and Reserves – Management continues to emphasize to senior management, the importance of direct and timely communication of significant information across the organization that could impact the timely, accurate and complete recording of accruals and reserves for loss contingencies. The Company is also enhancing its quarterly procedures surrounding the identification of significant accounting matters. Management currently expects that this material weakness will be remediated by June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), other than those noted above, that occurred during the three month period ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Footnote 10 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

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

As of June 30, 2007, we concluded that we had material weaknesses in our internal control related to our period-end financial reporting process, including the preparation and review of interim and annual consolidated financial statements and disclosures; which contributed to material weaknesses in our controls over the accuracy of subscription revenue and deferred revenue, and the completeness and accuracy of our accruals and reserves for loss contingencies and related operating expenses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management’s assessment as of September 30, 2007 concluded that our internal control over financial reporting was ineffective. We believe that we will remedy the identified material weaknesses in our internal controls and procedures, but there can be no assurance that our corrections will be sufficient or fully effective, or that we will not discover additional material weaknesses in our internal controls and procedures in the future. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. See Item 4. “Controls and Procedures” located in Part I of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

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

Our ability to recruit and retain paramedics and EMT professionals significantly affects our business. Due to the geographical and demographic diversity of the communities in which we serve, medical personnel shortages in some of our market areas can make the recruiting, and retention of full-time personnel more difficult and costly. Moreover, we compete with other entities, both municipal and private, to recruit and retain qualified paramedics and EMTs to deliver our ambulance services. Failure to retain or replace our medical personnel or to attract new personnel, or the additional cost of doing so may have an adverse effect on our business, financial condition and results of operations.

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

The senior subordinated notes are effectively subordinated to claims of Rural/Metro LLC’s secured creditors and the guarantees of each guarantor are effectively subordinated to the claims of the existing and future secured creditors of that guarantor to the extent of the value of the property securing such debt. Rural/Metro LLC’s obligations under the 2005 Credit Facility will be secured by liens on all or substantially all of their, our and Rural/Metro LLC’s and its subsidiaries’ assets. At September 30, 2007, Rural/Metro LLC had $83.0 million aggregate principal amount of secured debt outstanding and the capacity to borrow an additional $20.0 million under the 2005 Credit Facility and to have up to $45.0 million in letters of credit issued, all of which (if drawn, in the case of letters of credit) would be secured senior debt and effectively senior to the senior subordinated notes in right of payment to the extent of the value of the assets securing such debt, as well as by virtue of its ranking.

Rural/Metro Corporation is the sole obligor of the senior discount notes, and our subsidiaries do not guarantee our obligations under the senior discount notes or have any obligation with respect to the senior discount notes; consequently, the senior discount notes are structurally subordinated to the debt and liabilities of our subsidiaries.

The senior discount notes are structurally subordinated to all debt and liabilities (including trade payables) of our subsidiaries. Holders of our senior discount notes will participate with all other holders of our indebtedness in the assets remaining after our subsidiaries have paid all their debts and liabilities. Our subsidiaries may not have sufficient funds to make payments to us, and holders of senior discount notes may receive less, ratably, than the holders of debt of our subsidiaries and other liabilities. Accordingly, if our subsidiaries have their debt accelerated, we may not be able to repay our indebtedness under the senior discount notes. The indenture governing the senior discount notes contains a waiver by the trustee and holders of the senior discount notes of any rights to make a claim for substantive consolidation of us with any of our subsidiaries in any bankruptcy or similar proceeding. As of September 30, 2007, (i) on an unconsolidated basis, we had $69.0 million of senior indebtedness, consisting of the senior discount notes, but excluding the guarantee of borrowings under the 2005 Credit Facility and under the indenture for the senior subordinated notes and (ii) Rural/Metro LLC had $208.2 million of indebtedness, consisting of $83.0 million of borrowings under the 2005 Credit Facility, $125.0 million aggregate principal amount of the senior subordinated notes and $0.2 million of other debt. In addition, as of September 30, 2007, an additional $20.0 million would have been available for borrowing under the revolving credit portion of the 2005 Credit Facility.

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

Item 5.	Other Information

Bylaw Amendments

Effective November 9, 2007, the Board of Directors of the Company approved amendments to the Company’s bylaws. Sections 6.01, 6.03 and 6.06 of the bylaws were amended to facilitate compliance with NASDAQ Rule 4350(l) requiring that the Company’s Common Stock be eligible for a Direct Registration Program no later than January 1, 2008. Sections 3.04, 3.07, 4.01 and 4.02 were amended to confirm the utilization of electronic transmissions for notice (and waivers of notice) of meetings of the Board and its committees, and for written consent actions in lieu of meetings. The foregoing description is qualified in its entirety by reference to the text of the amended and restated bylaws, which is attached hereto as Exhibit 3.1.

2000 Non-Qualified Stock Option Plan Amendment

The Company’s 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) was adopted by the Company’s Board of Directors in August 2000, and provides for the granting of options to acquire common stock of the Company.

The Company may grant options under the 2000 Plan only to persons who at the time of grant are either regular employees of the Company (excluding Directors and Officers of the Company, as defined in the 2000 Plan) or persons who provide consulting or other services as independent contractors to the Company. The Company did not grant options under the 2000 Plan during fiscal 2007.

When originally adopted, the 2000 Plan did not require approval by the Company’s stockholders and was not approved by the Company’s stockholders. In November 2007, the Compensation Committee amended the 2000 Plan to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants.

Item 6.	Exhibits

Exhibits
3.1	Third Amended and Restated Bylaws of the Registrant.*

10.1	Amendment No. 6 and Waiver No. 2 dated October 11, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners.(1)

10.2	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007.*

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on October 17, 2007.

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
Gregory A. Barber,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

3.1	Third Amended and Restated Bylaws of the Registrant.*

10.1	Amendment No. 6 and Waiver No. 2 dated October 11, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners.(1)

10.2	First Amendment to the Rural/Metro Corporation 2000 Non-Qualified Stock Option Plan, dated November 9, 2007.*

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002+

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on October 17, 2007.