Form 10-Q
period 2007-12-31
RURAL/METRO CORP /DE/
filed 2008-02-11
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 24,824,103 shares of the registrant’s Common Stock outstanding on February 5, 2008.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2007

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,241	$6,181
Accounts receivable, net	86,154	78,313
Inventories	8,927	8,782
Deferred income taxes	18,964	15,836
Prepaid expenses and other	16,499	18,273

Total current assets	132,785	127,385
Property and equipment, net	46,882	45,521
Goodwill	37,700	37,700
Deferred income taxes	56,031	67,309
Insurance deposits	2,132	1,868
Other assets	19,449	19,547

Total assets	$294,979	$299,330

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,915	$15,271
Accrued liabilities	55,436	53,358
Deferred revenue	23,304	24,959
Current portion of long-term debt	331	41

Total current liabilities	96,986	93,629
Long-term debt, net of current portion	279,635	280,081
Other liabilities	28,255	24,065

Total liabilities	404,876	397,775

Minority interest	2,368	2,104

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,822,726 and 24,737,726 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	248	247
Additional paid-in capital	154,909	154,777
Treasury stock, 96,246 shares at both December 31, 2007 and June 30, 2007	(1,239)	(1,239)
Accumulated other comprehensive income	106	294
Accumulated deficit	(266,289)	(254,628)

Total stockholders’ deficit	(112,265)	(100,549)

Total liabilities, minority interest and stockholders’ deficit	$294,979	$299,330

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenue	$118,993	$113,908	$237,946	$227,655

Operating expenses:
Payroll and employee benefits	74,462	70,592	149,347	141,673
Depreciation and amortization	3,173	2,867	6,266	5,742
Other operating expenses	29,589	25,967	56,828	49,553
Auto/general liability insurance expense	2,143	3,543	5,968	7,536
(Gain) loss on sale of assets	(1,321)	11	(1,318)	8

Total operating expenses	108,046	102,980	217,091	204,512

Operating income	10,947	10,928	20,855	23,143
Interest expense	(8,010)	(7,986)	(15,760)	(15,771)
Interest income	92	140	234	260

Income from continuing operations before income taxes and minority interest	3,029	3,082	5,329	7,632
Income tax provision	(1,690)	(2,082)	(2,855)	(4,273)
Minority interest	(259)	(201)	(764)	(974)

Income from continuing operations	1,080	799	1,710	2,385
Income (loss) from discontinued operations, net of income taxes	(326)	511	(545)	612

Net income	$754	$1,310	$1,165	$2,997

Income (loss) per share:
Basic -
Income from continuing operations	$0.04	$0.03	$0.07	$0.10
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.02

Net income	$0.03	$0.05	$0.05	$0.12

Diluted -
Income from continuing operations	$0.04	$0.03	$0.07	$0.10
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.02

Net income	$0.03	$0.05	$0.05	$0.12

Average number of common shares outstanding - Basic	24,764	24,581	24,751	24,546

Average number of common shares outstanding - Diluted	24,950	25,011	24,969	24,953

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(254,628)	$294	$(100,549)
Adjustment due to adoption of FIN 48 (Note 7)		—	—	—	(12,826)		(12,826)
Issuance of common stock due to options exercised under Stock Option Plans	85,000	1	57	—	—	—	58
Tax benefit from options exercised under Stock Option Plans	—	—	75	—	—	—	75
Comprehensive income, net of tax:
Net income	—	—	—	—	1,165	—	1,165
Adjustment to funded status of defined benefit plan, net of tax (Note 11)						(188)	(188)

Comprehensive income							977

Balance at December 31, 2007	24,822,726	$248	$154,909	$(1,239)	$(266,289)	$106	$(112,265)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,165	$2,997
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	6,343	5,988
Non-cash adjustments to insurance claims reserves	(4,466)	(3,128)
Accretion of 12.75% Senior Discount Notes	4,268	3,772
Deferred income taxes	1,130	4,031
Amortization of deferred financing costs	1,021	1,007
Loss (gain) on sale of property and equipment	286	(667)
Earnings of minority shareholder	764	975
Stock based compensation benefit	—	(7)
Change in assets and liabilities -
Accounts receivable	(7,841)	(3,189)
Inventories	(145)	(504)
Prepaid expenses and other	2,015	(1,969)
Insurance deposits	(264)	914
Other assets	667	3,271
Accounts payable	2,636	1,492
Accrued liabilities	3,329	73
Deferred revenue	(1,655)	(85)
Other liabilities	563	(1,306)

Net cash provided by operating activities	9,816	13,665

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(12,250)
Sales of short-term investments	5,000	18,451
Capital expenditures	(7,525)	(8,433)
Proceeds from the sale of property and equipment	5	687

Net cash used in investing activities	(7,520)	(1,545)

Cash flows from financing activities:
Repayment of debt	(6,319)	(7,019)
Issuance of debt	1,300	—
Cash paid for debt issuance costs	(850)	(162)
Tax benefit from the exercise of stock options	75	93
Issuance of common stock	58	226
Distributions to minority shareholders	(500)	(500)

Net cash used in financing activities	(6,236)	(7,362)

Increase (decrease) in cash and cash equivalents	(3,940)	4,758
Cash and cash equivalents, beginning of period	6,181	3,041

Cash and cash equivalents, end of period	$2,241	$7,799

Supplemental disclosure of non-cash operating activities:
Increase in accumulated deficit, other liabilities and decrease in deferred income taxes upon adoption of FIN 48	$12,826	$—

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$55	$102
Note payable incurred for software licenses	354	—
Debt issuance costs funded by liabilities	7	—

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full fiscal year.

The notes to the accompanying unaudited consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by accounting principles generally accepted in the United States of America. As such, these consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2007.

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and six months ended December 31, 2006 reflect certain reclassifications for discontinued operations as described in Note 10. These reclassifications have no effect on previously reported net income (loss).

(1) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for the Company is the fiscal year beginning July 1, 2009. Presently, the Company does not expect SFAS 141(R) to have any impact on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 Amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation are accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for the Company at the beginning of the 2009 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements and related disclosures.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), an amendment and replacement of Question 6 of Section D.2 of Topic 14, Share-Based Payment, as originally promulgated in Staff Accounting Bulletin No. 107 (“SAB 107”). Under SAB 107, the Staff stated that it would not expect a company to use the simplified method of estimating the expected term of a share-based option for those options granted after December 31, 2007 since the Staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Under SAB 110, the Staff indicated that such detailed information about employee exercise behavior may not be widely available and will therefore continue to accept the use of the simplified method beyond December 31, 2007. The Company is evaluating the impact SAB 110 will have on the fair value of share-based options granted after December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has not determined whether it will elect the fair value measurement provisions for its long-term obligations, nor has the Company determined the impact of any future election.

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

(2) Stock Based Compensation

At December 31, 2007, the Company had two stock compensation plans, the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired November 5, 2002. The 2000 Plan, which originally did not require approval by the Company’s stockholders, provided for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants. At December 31, 2007, the Company had 485,664 common shares that would have been available for issuance had the 2000 Plan not been amended.

The Company recognized $0 and $7,000 of stock based compensation benefit in the statement of operations for the three and six months ended December 31, 2006. The Company did not recognize any stock-based compensation expense or benefit in the statement of operations for the three and six months ended December 31, 2007. At December 31, 2007, there were no remaining unvested awards under any stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock options granted during the three and six months ended December 31, 2007 or 2006.

(3) Sale of Accounts Receivable

During the second quarter of fiscal 2008, the Company entered into two transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale since they met the applicable criteria of SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”. The resulting gains, which totaled $1,873,000, were equal to proceeds received since the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations and income (loss) from discontinued operations for the three and six months ended December 31, 2007 includes $1,594,000 and $279,000, respectively, of gains recognized in connection with these sales. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statement of cash flows for the six months ended December 31, 2007.

(4) Accrued Severance

At December 31, 2007 and June 30, 2007, the Company had approximately $0.5 million and $0.7 million, respectively in accrued severance benefits pursuant to an employment agreement with the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the six months ended December 31, 2006.

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

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves during the six month periods ended December 31, 2007 and 2006. Based on these analyses, the Company reduced its general liability claim reserves by $1.9 million and $0.4 million during the second quarters of fiscal 2008 and 2007, respectively. The related benefit is reflected in auto/general liability insurance expense for the three and six months ended December 31, 2007 and 2006, respectively.

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

The Company engaged its independent actuaries to perform updated valuations of its related claim reserves during the six month periods ended December 31, 2007 and 2006. Based on these analyses, the Company reduced its workers’ compensation claim reserves by $1.4 million and $3.1 million during the second quarters of fiscal 2008 and 2007, respectively. The related benefit is reflected as a reduction of payroll and employee benefits for the three and six months ended December 31, 2007 and 2006, respectively.

Additionally, the Company recognized estimated premium refunds and reserve adjustments totaling $1.1 million as a decrease to payroll and employee benefits and an increase to other assets for the three and six months ended December 31, 2007, and $0.4 million as an increase to payroll and employee benefits and a decrease to other assets for the three and six months ended December 31, 2006 based upon an updated loss assessment prepared by its independent actuaries. The Company has recorded loss reserves for claims expected to be incurred during this policy period as the risk of loss was not effectively transferred to the insurer.

(6) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	December 31, 2007	June 30, 2007
Senior Secured Term Loan B due March 2011	$83,000	$88,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	71,223	66,954
Other obligations, at varying rates from 5.96% to 14.64%, due through 2013	743	168

Long-term debt	279,966	280,122
Less: Current maturities	(331)	(41)

Long-term debt, net of current maturities	$279,635	$280,081

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bore interest at LIBOR plus 2.25% per annum, through October 10, 2007 based on contractual periods from one to six months in length at the option of the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”). Effective October 11, 2007 the Company entered into “Amendment No. 6” under the Term Loan B of its senior secured credit facilities (the “2005 Credit Facility”) and increased the interest rate to LIBOR plus 3.50%. At December 31, 2007, $63.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 8.31% per annum, while the remaining $20.0 million was under a LIBOR option three-month contract accruing interest at 8.375% per annum based on the interest rate contracts in effect at that time. At June 30, 2007, $80.0 million of the outstanding Term Loan B balance was under a LIBOR six-month contract accruing interest at 7.61% per annum, and the remaining $8.0 million outstanding debt balance was under a LIBOR option six-month contract accruing interest at 7.60% per annum based on the interest rate contracts in effect at that time.

The Company has capitalized $15.5 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $9.1 million and $9.3 million at December 31, 2007 and June 30, 2007, respectively and are included in other assets in the consolidated balance sheet.

On September 28, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. There are no prepayment penalties or fees associated with the unscheduled principal payments. In connection with this unscheduled principal payment, the Company wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2008. Rural/Metro LLC has made inception-to-date unscheduled principal payments totaling $52.0 million, and may, from time to time, make additional unscheduled principal payments at its discretion.

On December 13, 2007, the Company, through Rural/Metro LLC, borrowed $1.3 million under the $20.0 million revolving credit facility of the 2005 Credit Facility (the “Revolving Credit Facility”) and on December 19, 2007, the Company subsequently repaid its borrowing on the Revolving Credit Facility with a $1.3 million principal payment. The Revolving Credit Facility bears interest on all amounts drawn against the line. The interest rate on the $1.3 million borrowing was 9.75% per annum, representing ABR plus 2.50%. There were no amounts outstanding under the $20.0 million Revolving Credit Facility at December 31, 2007.

At December 31, 2007, the Company had outstanding letters of credit of $46.4 million, primarily in support of auto/general liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at December 31, 2007 applicable to the Company’s Letter of Credit Facility totaled, $44.7 million with an additional $0.5 million issued under the Company’s $20.0 million Revolving Credit Facility which includes a letter of credit sub-line in the amount of $10.0 million.

The 2005 Credit Facility, the $125.0 million aggregate principal amount 9.875% senior subordinated notes (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

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

The Company was in compliance with all of its covenants under its 2005 Credit Facility at December 31, 2007. Due to the restatement of the financial statements, the Company did not timely file the Annual Report on Form 10-K for the year ended June 30, 2007, as disclosed on Form 12b-25 filed on September 14, 2007. As a result, the Company received a notice of default from the trustee of its 9.875% Senior Subordinated Notes due 2015, and its 12.75% Senior Discount Notes due 2016. Any default under the Indentures that govern the notes also constitutes an “event of default” under the 2005 Credit Facility and could lead to an acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility, unless a waiver is obtained. Effective September 1, 2007, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007. In addition, any default under the notes relating to the untimely filing of the Annual Report on Form 10-K for the year ended June 30, 2007, was cured on November 23, 2007 within the 60-day cure period upon the filing of such report with the SEC.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			March 31, 2008	June 30, 2008
Debt leverage ratio	< 6.00	5.19	< 5.50	< 5.00
Interest expense coverage ratio	> 1.50	1.91	> 1.75	> 1.90
Fixed charge coverage ratio	> 1.00	1.13	> 1.00	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations.

(2)	Measured annually at June 30th.

Credit Facility Amendment

On October 11, 2007, the Company amended the 2005 Credit Facility (“Amendment No. 6”) to modify certain financial covenant requirements contained in the Credit Agreement, including total leverage ratio, interest expense coverage ratio and fixed charge coverage ratio. In addition, the Company’s margin over LIBOR increased from 2.25% to 3.50% for the term of the loan. In connection with Amendment No. 6, the Company paid $1.0 million in lender and administrative fees during the second quarter of fiscal 2008. Of this amount, $0.9 million was capitalized and will be amortized to interest expense over the remaining term of the 2005 Credit Facility. As part of Amendment No. 6, the Company obtained a waiver under the 2005 Credit Facility for any defaults relating to the restatement and the untimely filing of its Annual Report on Form 10-K for the year ended June 30, 2007.

Condensed Consolidating Financial Information

The Senior Subordinated Notes are unsecured senior subordinated obligations of Rural/Metro LLC and Rural/Metro (Delaware) Inc. (“Rural/Metro Inc”, collectively referred to as the “Senior Subordinated Notes Issuers”) and are fully and unconditionally guaranteed on a joint and several basis by the Company and substantially all of the current and future subsidiaries of Rural/Metro LLC, excluding Rural/Metro Inc. (the “Senior Subordinated Note Guarantors”).

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The accompanying Condensed Consolidating Statement of Operations for the three and six months ended December 31, 2006 reflect certain reclassifications for discontinued operations as described in Note 10. In addition, certain reclassifications have been made to the December 31, 2006 Condensed Consolidating Statement of Cash Flows to be comparable to the December 31, 2007 presentation.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$1,771	$470	$—	$2,241	$—	$2,241
Accounts receivable, net	—	—	—	77,925	8,229	—	86,154	—	86,154
Inventories	—	—	—	8,927	—	—	8,927	—	8,927
Deferred income taxes	—	—	—	18,964	—	—	18,964	—	18,964
Prepaid expenses and other	—	1	—	16,498	—	—	16,499	—	16,499

Total current assets	—	1	—	124,085	8,699	—	132,785	—	132,785
Property and equipment, net	—	—	—	46,680	202	—	46,882	—	46,882
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	56,031	—	—	56,031	—	56,031
Insurance deposits	—	—	—	2,132	—	—	2,132	—	2,132
Other assets	1,609	7,495	—	9,820	525	—	17,840	—	19,449
Due from (to) affiliates (1)	—	87,201	125,000	(84,687)	(2,514)	(125,000)	—	—	—
Due from (to) Parent Company	(54,784)	54,784	—	—	—	—	54,784	—	—
LLC investment in subsidiaries	—	75,952	—	—	—	(75,952)	—	—	—
Parent Company investment in LLC	12,133	—	—	—	—	—	—	(12,133)	—

Total assets	$(41,042)	$225,433	$125,000	$191,761	$6,912	$(200,952)	$348,154	$(12,133)	$294,979

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$16,432	$1,483	$—	$17,915	$—	$17,915
Accrued liabilities	—	5,300	—	49,438	698	—	55,436	—	55,436
Deferred revenue	—	—	—	23,304	—	—	23,304	—	23,304
Current portion of long-term debt	—	—	—	331	—	—	331	—	331

Total current liabilities	—	5,300	—	89,505	2,181	—	96,986	—	96,986

Long-term debt, net of current portion (1)	71,223	208,000	125,000	412	—	(125,000)	208,412	—	279,635
Other liabilities	—	—	—	28,255	—	—	28,255	—	28,255

Total liabilities	71,223	213,300	125,000	118,172	2,181	(125,000)	333,653	—	404,876

Minority interest	—	—	—	—	—	2,368	2,368	—	2,368

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,909	—	—	74,770	20	(74,790)	—	—	154,909
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	106	—	—	—	—	—	—	—	106
Accumulated deficit	(266,289)	—	—	(1,271)	4,711	(3,440)	—	—	(266,289)
Member equity	—	12,133	—	—	—	—	12,133	(12,133)	—

Total stockholders’ equity (deficit)	(112,265)	12,133	—	73,589	4,731	(78,320)	12,133	(12,133)	(112,265)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(41,042)	$225,433	$125,000	$191,761	$6,912	$(200,952)	$348,154	$(12,133)	$294,979

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at December 31, 2007 consists of equity and due to affiliates totaling an amount equal to $100.

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

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$115,215	$10,913	$(7,135)	$118,993	$—	$118,993

Operating expenses:
Payroll and employee benefits	—	—	—	74,431	31	—	74,462	—	74,462
Depreciation and amortization	—	—	—	3,172	1	—	3,173	—	3,173
Other operating expenses	—	—	—	26,484	10,240	(7,135)	29,589	—	29,589
Auto/general liability insurance expense	—	—	—	2,011	132	—	2,143	—	2,143
Gain on sale of assets	—	—	—	(1,321)	—	—	(1,321)	—	(1,321)

Total operating expenses	—	—	—	104,777	10,404	(7,135)	108,046	—	108,046

Operating income	—	—	—	10,438	509	—	10,947	—	10,947
Equity in earnings of subsidiaries	2,993	8,718	—	—	—	(8,718)	—	(2,993)	—
Interest expense	(2,239)	(5,725)	—	(46)	—	—	(5,771)	—	(8,010)
Interest income	—	—	—	84	8	—	92	—	92

Income from continuing operations before income taxes and minority interest	754	2,993	—	10,476	517	(8,718)	5,268	(2,993)	3,029
Income tax provision	—	—	—	(1,690)	—	—	(1,690)	—	(1,690)
Minority interest	—	—	—	—	—	(259)	(259)	—	(259)

Income from continuing operations	754	2,993	—	8,786	517	(8,977)	3,319	(2,993)	1,080
Loss from discontinued operations, net of income taxes	—	—	—	(326)	—	—	(326)	—	(326)

Net income	$754	$2,993	$—	$8,460	$517	$(8,977)	$2,993	$(2,993)	$754

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$110,344	$10,126	$(6,562)	$113,908	$—	$113,908

Operating expenses:
Payroll and employee benefits	—	—	—	70,567	25	—	70,592	—	70,592
Depreciation and amortization	—	—	—	2,867	—	—	2,867	—	2,867
Other operating expenses	—	—	—	22,936	9,593	(6,562)	25,967	—	25,967
Auto/general liability insurance expense	—	—	—	3,419	124	—	3,543	—	3,543
Loss on sale of assets	—	—	—	11	—	—	11	—	11

Total operating expenses	—	—	—	99,800	9,742	(6,562)	102,980	—	102,980

Operating income	—	—	—	10,544	384	—	10,928	—	10,928
Equity in earnings of subsidiaries	3,292	9,246	—	—	—	(9,246)	—	(3,292)	—
Interest expense	(1,982)	(5,954)	—	(50)	—	—	(6,004)	—	(7,986)
Interest income	—	—	—	121	19	—	140	—	140

Income from continuing operations before income taxes and minority interest	1,310	3,292	—	10,615	403	(9,246)	5,064	(3,292)	3,082
Income tax provision	—	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Minority interest	—	—	—	—	—	(201)	(201)	—	(201)

Income from continuing operations	1,310	3,292	—	8,533	403	(9,447)	2,781	(3,292)	799
Income from discontinued operations, net of income taxes	—	—	—	511	—	—	511	—	511

Net income	$1,310	$3,292	$—	$9,044	$403	$(9,447)	$3,292	$(3,292)	$1,310

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$230,578	$21,708	$(14,340)	$237,946	$—	$237,946

Operating expenses:
Payroll and employee benefits	—	—	—	149,286	61	—	149,347	—	149,347
Depreciation and amortization	—	—	—	6,266	—	—	6,266	—	6,266
Other operating expenses	—	—	—	51,285	19,883	(14,340)	56,828	—	56,828
Auto/general liability insurance expense	—	—	—	5,712	256	—	5,968	—	5,968
Gain on sale of assets	—	—	—	(1,318)	—	—	(1,318)	—	(1,318)

Total operating expenses	—	—	—	211,231	20,200	(14,340)	217,091	—	217,091

Operating income	—	—	—	19,347	1,508	—	20,855	—	20,855
Equity in earnings of subsidiaries	5,535	16,864	—	—	—	(16,864)	—	(5,535)	—
Interest expense	(4,370)	(11,329)	—	(61)	—	—	(11,390)	—	(15,760)
Interest income	—	—	—	215	19	—	234	—	234

Income from continuing operations before income taxes and minority interest	1,165	5,535	—	19,501	1,527	(16,864)	9,699	(5,535)	5,329
Income tax provision	—	—	—	(2,855)	—	—	(2,855)	—	(2,855)
Minority interest	—	—	—	—	—	(764)	(764)	—	(764)

Income from continuing operations	1,165	5,535	—	16,646	1,527	(17,628)	6,080	(5,535)	1,710
Loss from discontinued operations, net of income taxes	—	—	—	(545)	—	—	(545)	—	(545)

Net income	$1,165	$5,535	$—	$16,101	$1,527	$(17,628)	$5,535	$(5,535)	$1,165

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$220,150	$20,653	$(13,148)	$227,655	$—	$227,655

Operating expenses:
Payroll and employee benefits	(7)	—	—	141,633	47	—	141,680	—	141,673
Depreciation and amortization	—	—	—	5,741	1	—	5,742	—	5,742
Other operating expenses	—	—	—	44,260	18,441	(13,148)	49,553	—	49,553
Auto/general liability insurance expense	—	—	—	7,288	248	—	7,536	—	7,536
Loss on sale of assets	—	—	—	8	—	—	8	—	8

Total operating expenses	(7)	—	—	198,930	18,737	(13,148)	204,519	—	204,512

Operating income	7	—	—	21,220	1,916	—	23,136	—	23,143
Equity in earnings of subsidiaries	6,860	18,662	—	—	—	(18,662)	—	(6,860)	—
Interest expense	(3,870)	(11,802)	—	(99)	—	—	(11,901)	—	(15,771)
Interest income	—	—	—	228	32	—	260	—	260

Income from continuing operations before income taxes and minority interest	2,997	6,860	—	21,349	1,948	(18,662)	11,495	(6,860)	7,632
Income tax provision	—	—	—	(4,273)	—	—	(4,273)	—	(4,273)
Minority interest	—	—	—	—	—	(974)	(974)	—	(974)

Income from continuing operations	2,997	6,860	—	17,076	1,948	(19,636)	6,248	(6,860)	2,385
Income from discontinued operations, net of income taxes	—	—	—	612	—	—	612	—	612

Net income	$2,997	$6,860	$—	$17,688	$1,948	$(19,636)	$6,860	$(6,860)	$2,997

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC-Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$1,165	$5,535	$—	$16,101	$1,527	$(17,628)	$5,535	$(5,535)	$1,165
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	6,343	—	—	6,343	—	6,343
Non-cash adjustments to insurance claims reserves	—	—	—	(4,466)	—	—	(4,466)	—	(4,466)
Accretion of 12.75% Senior Discount Notes	4,268	—	—	—	—	—	—	—	4,268
Deferred income taxes	(75)	—	—	1,205	—	—	1,205	—	1,130
Amortization of deferred financing costs	98	923	—	—	—	—	923	—	1,021
Loss on sale of property and equipment	—	—	—	286	—	—	286	—	286
Earnings of minority shareholder	—	—	—	—	—	764	764	—	764
Changes in assets and liabilities -
Accounts receivable	—	—	—	(7,547)	(294)	—	(7,841)	—	(7,841)
Inventories	—	—	—	(145)	—	—	(145)	—	(145)
Prepaid expenses and other	—	3	—	2,012	—	—	2,015	—	2,015
Insurance deposits	—	—	—	(264)	—	—	(264)	—	(264)
Other assets	—	—	—	667	—	—	667	—	667
Accounts payable	—	—	—	2,531	105	—	2,636	—	2,636
Accrued liabilities	—	179	—	3,016	134	—	3,329	—	3,329
Deferred revenue	—	—	—	(1,655)	—	—	(1,655)	—	(1,655)
Other liabilities	—	—	—	563	—	—	563	—	563

Net cash provided by operating activities	5,456	6,640	—	18,647	1,472	(16,864)	9,895	(5,535)	9,816

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	5,000	—	—	5,000	—	5,000
Capital expenditures	—	—	—	(7,525)	—	—	(7,525)	—	(7,525)
Proceeds from the sale of property and equipment	—	—	—	5	—	—	5	—	5

Net cash used in investing activities	—	—	—	(7,520)	—	—	(7,520)	—	(7,520)

Cash flows from financing activities:
Repayment of debt	—	(6,300)	—	(19)	—	—	(6,319)	—	(6,319)
Issuance of debt	—	1,300	—	—	—	—	1,300	—	1,300
Cash paid for debt issuance costs	—	(850)	—	—	—	—	(850)	—	(850)
Tax benefit from the exercise of stock options	75	—	—	—	—	—	—	—	75
Issuance of common stock	58	—	—	—	—	—	—	—	58
Distributions to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distributions to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(5,589)	(1,290)	—	(14,902)	(618)	16,864	54	5,535	—

Net cash used in financing activities	(5,456)	(6,640)	—	(14,921)	(1,618)	16,864	(6,315)	5,535	(6,236)

Decrease in cash and cash equivalents	—	—	—	(3,794)	(146)	—	(3,940)	—	(3,940)
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$1,771	$470	$—	$2,241	$—	$2,241

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,997	$6,860	$—	$17,688	$1,948	$(19,636)	$6,860	$(6,860)	$2,997
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	5,987	1	—	5,988	—	5,988
Non-cash adjustments to insurance claims reserves	—	—	—	(3,128)	—	—	(3,128)	—	(3,128)
Accretion of 12.75% Senior Discount Notes	3,772	—	—	—	—	—	—	—	3,772
Deferred income taxes	(93)	—	—	4,124	—	—	4,124	—	4,031
Amortization of deferred financing costs	98	909	—	—	—	—	909	—	1,007
Gain on sale of property and equipment	—	—	—	(667)	—	—	(667)	—	(667)
Earnings of minority shareholder	—	—	—	—	—	975	975	—	975
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities -
Accounts receivable	—	—	—	(1,825)	(1,364)	—	(3,189)	—	(3,189)
Inventories	—	—	—	(504)	—	—	(504)	—	(504)
Prepaid expenses and other	—	(50)	—	(1,915)	(4)	—	(1,969)	—	(1,969)
Insurance deposits	—	—	—	914	—	—	914	—	914
Other assets	—	—	—	3,271	—	—	3,271	—	3,271
Accounts payable	—	—	—	1,436	56	—	1,492	—	1,492
Accrued liabilities	—	4	—	(126)	195	—	73	—	73
Deferred revenue	—	—	—	(85)	—	—	(85)	—	(85)
Other liabilities	—	—	—	(1,306)	—	—	(1,306)	—	(1,306)

Net cash provided by operating activities	6,767	7,723	—	23,864	832	(18,661)	13,758	(6,860)	13,665

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(12,250)	—	—	(12,250)	—	(12,250)
Sales of short-term investments	—	—	—	18,451	—	—	18,451	—	18,451
Capital expenditures	—	—	—	(8,433)	—	—	(8,433)	—	(8,433)
Proceeds from the sale of property and equipment	—	—	—	687	—	—	687	—	687

Net cash used in investing activities	—	—	—	(1,545)	—	—	(1,545)	—	(1,545)

Cash flows from financing activities:
Repayment of debt	—	(7,000)	—	(19)	—	—	(7,019)	—	(7,019)
Cash paid for debt issuance costs	—	(162)	—	—	—	—	(162)	—	(162)
Tax benefit from the exercise of stock options	93	—	—	—	—	—	—	—	93
Issuance of common stock	226	—	—	—	—	—	—	—	226
Distributions to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distributions to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(7,086)	(1,061)	—	(17,371)	(3)	18,661	226	6,860	—

Net cash used in financing activities	(6,767)	(7,723)	—	(17,390)	(1,003)	18,661	(7,455)	6,860	(7,362)

Increase (decrease) in cash and cash equivalents	—	—	—	4,929	(171)	—	4,758	—	4,758
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$6,820	$979	$—	$7,799	$—	$7,799

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(7) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Current income tax provision	$(807)	$(193)	$(1,217)	$(475)
Deferred income tax provision	(640)	(2,136)	(1,206)	(4,121)

Total income tax provision	$(1,447)	$(2,329)	$(2,423)	$(4,596)

Continuing operations provision	$(1,690)	$(2,082)	$(2,855)	$(4,273)
Discontinued operations benefit (provision)	243	(247)	432	(323)

Total income tax provision	$(1,447)	$(2,329)	$(2,423)	$(4,596)

The effective tax rate for the three and six months ended December 31, 2007 for continuing operations was 55.8% and 53.6%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $53,000 for the six months ended December 31, 2007 and made income tax payments of $0.2 million and $0.4 million respectively, for the three and six months ended December 31, 2007.

The effective tax rate for the three and six months ended December 31, 2006 for continuing operations was 67.5% and 56.0%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company made income tax payments of $0.2 million for the three and six months ended December 31, 2006.

Pursuant to Internal Revenue Code Section 382, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. See Part II, Item 1A below.

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

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. As of December 31, 2007, we had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of December 31, 2007 was approximately $1.2 million. Approximately $0.1 million of interest and penalties was recorded for the three and six months ended December 31, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

There has not been any change in the total amount of our unrecognized tax benefits since July 1, 2007. The Company does not anticipate a significant change in the total amount of unrecognized tax benefits during the next twelve months.

(8) Earnings Per Share

Income from continuing operations per share assuming dilution is computed by dividing income from continuing operations by the weighted-average number of shares outstanding. Income from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income per share computations for the three and six months ended December 31, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Income from continuing operations	$1,080	$799	$1,710	$2,385

Average number of shares outstanding - Basic	24,764	24,581	24,751	24,546
Add: Incremental shares for dilutive effect of stock options	186	430	218	407

Average number of shares outstanding - Diluted	24,950	25,011	24,969	24,953

Income from continuing operations per share - Basic	$0.04	$0.03	$0.07	$0.10

Income from continuing operations per share - Diluted	$0.04	$0.03	$0.07	$0.10

Option shares with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income per share. Such options totaled 490,000 and 190,000 at December 31, 2007 and 2006, respectively.

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

Segment	Operations
Mid-Atlantic	New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California (ambulance), Central Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Utah, Washington

Each reporting segment provides ambulance services while the Company’s fire and other services are predominately in the South and Southwest Segments. During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, segment information for the three and six months ended December 31, 2006 has been reclassified to conform with the segment information for the three and six months ended December 31, 2007.

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

The following table summarizes segment information for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended December 31, 2007
Net revenues from external customers;
Ambulance services	$20,705	$20,067	$33,176	$25,494	$99,442
Other services (1)	1,061	5,909	12,163	418	19,551

Total net revenue	$21,766	$25,976	$45,339	$25,912	$118,993

Segment profit from continuing operations	$5,776	$650	$5,959	$1,735	$14,120
Three months ended December 31, 2006
Net revenues from external customers;
Ambulance services	$20,191	$19,434	$31,611	$25,406	$96,642
Other services (1)	826	5,771	10,436	233	17,266

Total net revenue	$21,017	$25,205	$42,047	$25,639	$113,908

Segment profit from continuing operations	$3,728	$3,109	$4,423	$2,535	$13,795
Six months ended December 31, 2007
Net revenues from continuing operations:
Ambulance services	$41,319	$41,961	$65,243	$51,199	$199,722
Other services (1)	2,033	12,012	23,362	817	38,224

Total net revenue	$43,352	$53,973	$88,605	$52,016	$237,946

Segment profit from continuing operations	$9,852	$3,737	$10,152	$3,380	$27,121
Six months ended December 31, 2006
Net revenues from continuing operations:
Ambulance services	$41,036	$38,180	$62,138	$51,443	$192,797
Other services (1)	1,849	11,428	21,080	501	34,858

Total net revenue	$42,885	$49,608	$83,218	$51,944	$227,655

Segment profit from continuing operations	$8,316	$5,856	$8,525	$6,188	$28,885

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Segment profit	$14,120	$13,795	$27,121	$28,885
Depreciation and amortization	(3,173)	(2,867)	(6,266)	(5,742)
Interest expense	(8,010)	(7,986)	(15,760)	(15,771)
Interest income	92	140	234	260

Income from continuing operations before income taxes and minority interest	$3,029	$3,082	$5,329	$7,632

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	December 31, 2007	June 30, 2007
Mid-Atlantic	$10,493	$11,659
South	17,135	16,543
Southwest	34,406	27,338
West	24,120	22,773

Total segment assets	$86,154	$78,313

The following table represents a reconciliation of segment assets to total assets (in thousands):

	December 31, 2007	June 30, 2007
Segment assets	$86,154	$78,313
Cash and cash equivalents	2,241	6,181
Inventories	8,927	8,782
Prepaid expenses and other	16,499	18,273
Deferred income taxes	74,995	83,145
Property and equipment, net	46,882	45,521
Goodwill	37,700	37,700
Insurance deposits	2,132	1,868
Other assets	19,449	19,547

Total assets	$294,979	$299,330

(10) Discontinued Operations

During fiscal 2008, the Company made the decision to exit three ambulance services markets in Dona Ana, New Mexico, Milton, Florida and Forsythe, Georgia and a fire response market in Paradise Valley, Arizona. As a result, the financial results of these service areas for the three and six months ended December 31, 2007 and 2006 are included in income (loss) from discontinued operations.

As discussed in Note 3, during the second quarter of fiscal 2008, the Company recognized gains of $1,873,000 on the sale of certain previously written-off self pay accounts receivables of which $279,000 was included within income (loss) from discontinued operations. The gains associated with discontinued operations were allocated to the Company’s Mid-Atlantic, South, West and Southwest Segments and were $2,000, $165,000, $86,000 and $26,000, respectively.

During the second quarter of fiscal 2008, the Company recorded an additional reserve in the amount of $729,000 for a change in estimate relating to the U.S. government’s review of reimbursement levels for certain patients in the Company’s

Baltimore, Maryland and Washington DC operations, which were discontinued during fiscal 2004. The impact of this additional reserve is included in the Mid-Atlantic Segment’s income (loss) from discontinued operations for fiscal 2008. The total reserve for this issue was $1.0 million at December 31, 2007.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenue:
Mid-Atlantic	$—	$—	$—	$—
South	531	1,382	1,381	2,807
Southwest	2	1,707	—	3,292
West	—	—	—	—

Net revenue from discontinued operations	$533	$3,089	$1,381	$6,099

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Income (loss):
Mid-Atlantic	$(397)	$—	$(397)	$—
South	24	455	(46)	535
Southwest	—	56	(149)	82
West	47	—	47	(5)

Income (loss) from discontinued operations, net of income taxes	$(326)	$511	$(545)	$612

Loss from discontinued operations for the three and six months ended December 31, 2007 is presented net of income tax benefit of $243,000 and $432,000, respectively. Income from discontinued operations for the three and six months ended December 31, 2006 is presented net of income tax expense of $247,000 and $323,000, respectively. Income from discontinued operations for the three and six months ended December 31, 2006 for the Company’s South region includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of the Company’s subsidiaries.

(11) Defined Benefit Plan

The Company provides a defined benefit pension plan (the “Plan”) covering eligible employees of one of its subsidiaries. This benefit is limited to employees covered by collective bargaining agreements. Eligibility is achieved upon the completion of one year of service, with full vesting achieved after the completion of five years of service. The amount of benefit is determined using a two-part formula, one of which is based upon compensation and the other which is based upon a flat dollar amount.

The following table presents the components of net periodic benefit cost for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Service cost	$433	$369	$866	$738
Interest cost	52	23	104	46
Expected return on plan assets	(112)	(59)	(224)	(118)
Amortization of gain	—	(2)	—	(4)

Net periodic pension benefit cost	$373	$331	$746	$662

During the second quarter of fiscal 2008, the Company updated the valuation of its projected benefit obligation at June 30, 2007 based on current census data. Due to changes in demographic experience caused by salary increases in excess of the assumed rate, the projected benefit obligation reported at June 30, 2007 was increased from $3.0 million to $3.3 million resulting in a $0.3 million decrease to the Plan’s funded status. The decrease in the Plan’s funded status was recognized in the consolidated statement of changes in stockholders’ deficit for the six months ended December 31, 2007 as a $0.2 million reduction to other comprehensive income, net of a $0.1 million income tax benefit. The adjustment to other comprehensive income was offset by a $0.3 million decrease to noncurrent prepaid pension cost and a $0.1 million decrease in deferred tax liabilities.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2007	2006
Discount rate	6.26%	6.48%
Rate of increase in compensation levels	4.0%	4.0%
Expected long-term rate of return on assets	7.5%	7.5%

The Company contributed approximately $0.7 million and $1.4 million during the three and six months ended December 31, 2007, respectively and $0.7 million and $1.2 million during the three and six months ended December 31, 2006, respectively. The Company’s fiscal 2008 contributions are anticipated to approximate $2.6 million.

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

The U.S. government conducted an investigation into alleged discounts made in violation of the federal Anti-Kickback Statute in connection with certain contracts related to the Company’s discontinued operations in the State of Texas. Specifically, the U.S. government alleged that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the U.S. government pursuant to which the Company agreed to pay $2.5 million, plus interest at a rate of 4.63% per annum on such amount beginning on June 5, 2006, with such amount payable over seven months beginning April 23, 2007. During the six months ended December 31, 2007 and during the fourth quarter of fiscal 2007, the Company made payments of $1.4 million and $1.1 million, respectively, to the U.S. Government relating to the Texas matter. In consideration for such payment, the Company obtained a release from the U.S. government of all claims related to such alleged conduct in Texas prior to 2002. In connection with the settlement of the alleged conduct, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

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

As previously discussed, the Company is subject to Medicare reviews and audits from time to time. During fiscal 2007, the Company appealed a determination made by a Medicare intermediary that certain claims for services provided in our Tennessee market were not reimbursable. As a result of such determination, the Medicare intermediary exercised its administrative right and subsequently offset these alleged overpayments with payments due to us for the reimbursement of current claims. In December 2007, an Administrative Law Judge in the Office of Medicare Hearings and Appeals (the “ALJ”) ruled that certain of the disputed claims were reimbursable. As a result of the ruling, the intermediary was instructed to recalculate the alleged overpayment based on a revised error rate, which excludes the claims the ALJ determined were reimbursable. Although a revised recalculation has not yet been provided by the intermediary, the Company adjusted its contractual allowance by $1.9 million in the second quarter of fiscal 2008 based on the Company’s own recalculation. Related to this matter the Medicare intermediary for the state of Tennessee withheld $3.0 million in reimbursements from the Company during the fourth quarter fiscal 2007 and the first quarter 2008. As a result of the estimated extrapolation, the Company expects to be reimbursed $1.1 million which is the difference between the $3.0 million withheld and the estimated extrapolation. As of December 31, 2007, no reimbursement had been recovered.

As described in Note 10, the Company, as a result of ongoing settlement negotiations with the U.S. government, recorded an additional reserve in the second quarter of fiscal 2008 in the amount of $0.7 million for a change in estimate relating to the U.S. government’s review of reimbursement levels for certain patients in our Baltimore, Maryland and Washington D.C. operations. The total reserve for this issue was $1.0 million at December 31, 2007.

Management believes that reserves established for specific contingencies of $2.9 million and $3.5 million as of December 31, 2007 and June 30, 2007, respectively, are adequate based on information currently available. The specific contingencies at December 31, 2007 include $1.3 million for the Ohio matter discussed above, $0.6 million for a change in estimate relating to a level of service review and $1.0 million for the Baltimore/Washington D.C. matter discussed above. The specific contingencies at June 30, 2007 primarily include $1.4 million for the Texas matter discussed above, $1.3 million for the Ohio matter discussed above, $0.6 million for a change in estimate relating to a level of service review and $0.2 million for the Baltimore/Washington D.C. matter discussed above.

(13) Subsequent Events

Settlement Agreement

As previously disclosed, the Company entered into a Settlement Agreement with Accipiter Capital Management, LLC, together with its affiliates, relating to the proposed election contest in connection with the Company’s upcoming annual meeting of stockholders, which is set for March 27, 2008 (the “Annual Meeting”). Pursuant to the agreement, Eugene I. Davis and Christopher S. Shackelton will be appointed as directors, effective as of the date of the Annual Meeting.

In addition, the Board of Directors will accept Mary Anne Carpenter’s retirement from the Board, which will be effective at the Annual Meeting. As a result, the slate of nominees to be presented by Rural/Metro for election as Class I directors for a three-year term at the Annual Meeting will consist of current Board members Jack E. Brucker and Conrad A. Conrad, as well as Earl P. Holland. Pursuant to the agreement, Rural/Metro is also implementing certain corporate governance reforms, including modifications to its Certificate of Incorporation that will be proposed at the Annual Meeting.

Contract Activity

In January 2008, we exited the town of Queen Creek, Arizona, market due to the Town’s desire to transition fire response services to its own municipal fire department. We previously provided fire protection services on a subscription-fee basis to individual property owners in Queen Creek.

Employment Agreement

We entered into amendments to our employment and change in control agreements with our Chief Executive Officer, Jack Brucker, effective February 8, 2008. The amendments address applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended. If Section 409A is deemed to apply, severance payments otherwise due to Mr. Brucker upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. The employment agreement amendment further provides that exclusion of Mr. Brucker from participation in our 2008 Incentive Stock Plan (which is being submitted for approval at the annual meeting of stockholders scheduled for March 27, 2008) will not constitute “good reason” for Mr. Brucker to terminate the employment agreement.

We also entered into an amended and restated employment agreement with our Chief Financial Officer, Kristine B. Ponczak, effective February 8, 2008. The agreement provides for an annual base salary review, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is entitled to participate in our Management Incentive Plan (MIP) with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. The agreement restricts the employee from competing against us after termination for a period of two years. If we terminate the employment agreement without cause or on the basis of the employee’s disability, or if the employee terminates the agreement for good reason, the employee will receive the then effective base salary and other benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If such termination occurs more than six months after the commencement of the fiscal year, the employee will also receive a prorated portion of the cash bonus payable under the MIP with respect to such year, if any. If the employee terminates the employment agreement without good reason or if we terminate the employment agreement for cause, severance benefits are not payable. If Section 409A is deemed to apply, severance payments otherwise due upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. Also to address Section 409A matters, we entered into an amendment of our change in control agreement with Ms. Ponczak effective concurrently with the amendment to her employment agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, estimates, projections, guidance or outlook contained in this Quarterly Report on Form 10-Q including but not limited to this section containing Management’s Discussion and Analysis of Financial Condition and Results of Operation, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our references to such words or phrases as “believes”, “anticipates”, “expects”, “plans”, “seeks”, “intends”, “will likely result”, “estimates”, “projects” or similar expressions identify such forward-looking statements. We may also make forward looking statements in our earnings releases, earnings calls and other investor communications. We caution readers that such forward-looking statements, including those relating to the outcome of our ongoing efforts to remediate deficiencies in our disclosure controls and procedures and internal control over financial reporting, our future business prospects, uncompensated care, working capital, accounts receivable collection, liquidity, cash flow, EBITDA, capital expenditures, insurance coverage and claim reserves, capital needs, future operating results and future compliance with covenants in our debt facilities or instruments, wherever they appear in this Quarterly Report or in other statements attributable to us, are necessarily estimates reflecting the best judgment of our senior management about future results or events and, as such, involve a number of risks and uncertainties that could cause actual results or events to differ materially from those suggested by our forward-looking statements, including the risks set forth in full in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed, November 14, 2007 with the Commission and in Item 1A of Part II and elsewhere in this Quarterly Report.

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

Management’s Overview

Positive fundamental drivers within our industry remain strong and continue to benefit us. We continue to experience an increasing demand for our services evidenced by steady growth in net revenue and transport volume. Consolidated net revenue for the three and six months ended December 31, 2007 increased $5.1 million (4.5%) and $10.3 million (4.5%), respectively, over the three and six months ended December 31, 2006. New contract revenues accounted for $1.5 million and $2.6 million of this net revenue growth for the three and six months ended December 31, 2007, respectively. We renewed five key 911 ambulance contracts and were awarded one new non-emergency contract during the six months ended December 31, 2007.

We continue to trend positively with respect to our ongoing efforts to reduce uncompensated care and made significant strides in several key metrics, including net medical transport APC and days sales outstanding, in addition to increasing ambulance subsidies to help offset uncompensated care related to uninsured patients.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 23 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, other healthcare facilities and organizations. As of December 31, 2007, we had approximately 95 exclusive contracts to provide 911 emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For the six months ended December 31, 2007 and December 31, 2006, approximately 44% and 43%, respectively, of our transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 56% and 57% of our transports for the same period. Combined the ambulance services generated 84% and 85% of net revenue for the six months ended December 31, 2007 and December 31, 2006. The balance of net revenue for the six months ended December 31, 2007 was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the numbers of ambulance transports we take, the amount we expect to collect per transports and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA and adjusted EBITDA in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net Medical Transport APC (1)	$352	$342	$350	$343
DSO (2)	64	68	64	68
EBITDA (3)	$13,861	$13,594	$26,357	$27,911
Adjusted EBITDA (4)	$11,870	$13,856	$24,019	$29,598
Medical Transports (5)	267,604	263,096	534,393	523,279
Wheelchair Transports (6)	19,296	22,159	37,992	43,279

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. For the three and six months ended December 31, 2007 the calculation excludes the effect of the $1.9 million alleged overpayment of Medicare claims in Tennessee.

(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.

(3)	Defined as income from continuing operations before interest, income taxes, depreciation and amortization.

(4)	Defined as net income before interest, income taxes, depreciation and amortization, stock based compensation benefit, (gain) loss on sale of assets, debt amendment fees that are expensed as incurred and executive severance. See the discussion of EBITDA and adjusted EBITDA along with a reconciliation of adjusted EBITDA to net cash provided by operating activities at “Liquidity and Capital Resources – EBITDA and Adjusted EBITDA”.

(5)	Defined as emergency and non-emergency medical patient transports from continuing operations.

(6)	Defined as non-emergency, non-medical patient transports from continuing operations.

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

Ability to Effect Rate Increases

Our operating results are affected directly by the number of self-pay ambulance transport services we provide and associated lower collection rates experienced within this payer group. To offset higher costs of uncompensated care we may experience with the self-pay payer mix, we submit requests to increase commercial insurance rates to the state and local government agencies that regulate the rates we can charge for ambulance services. Our ability to negotiate rate increases on a timely basis to offset increases in uncompensated care may impact our operating performance.

Uncompensated Care

When we contract with municipal, county or other governing authorities as an exclusive provider of 911 emergency ambulance services, we are required to provide services to their citizens regardless of the ability or willingness of patients to pay. While we make every attempt to negotiate subsidies to support the level of medical service we provide, not all authorities will agree to provide such subsidies. As a result, we incur write-offs for uncompensated care in the normal course of providing ambulance services.

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-off’s:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Commercial Insurance	19%	18%	19%	18%
Co-Pay/Deductibles	8%	8%	8%	9%
Medicare / Medicaid Denials	9%	14%	10%	14%
Self-Pay	64%	60%	63%	59%

Total	100%	100%	100%	100%

The majority (63%), of our uncompensated care write-off’s are generated from self-pay accounts for the six months ended December 31, 2007 with the balance of our uncompensated care write-offs being derived from; (1) commercial insurance (19%), (2) co-pay or deductibles (8%), and (3) Medicare or Medicaid denials (10%). These components are described in detail below;

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have increased as a percent of our transport mix in the first six months of fiscal 2008 to 11.8% as compared to 11.2% in the first six months of fiscal 2007. We believe this increase is aligned with overall U.S. healthcare insurance trends.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning July 1, 2009. Presently, we do not expect SFAS 141(R) to have any impact on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 Amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation are accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for us at the beginning of the 2009 fiscal year, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements and related disclosures.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), an amendment and replacement of Question 6 of Section D.2 of Topic 14, Share-Based Payment, as originally promulgated in Staff Accounting Bulletin No. 107 (“SAB 107”). Under SAB 107, the Staff stated that it would not expect a company to use the simplified method of estimating the expected term of a share-based option for those options granted after December 31, 2007 since the Staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Under SAB 110, the Staff indicated that such detailed information about employee exercise behavior may not be widely available and will therefore continue to accept the use of the simplified method beyond December 31, 2007. We are evaluating the impact SAB 110 will have on the fair value of share-based options granted after December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for us at the beginning of the fiscal 2009 year. We have not determined whether we will elect the fair value measurement provisions for our long-term obligations, nor have we determined the impact of any future election.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended December 31, 2007 and 2006

(in thousands, except per share amounts)

	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Net revenue	$118,993	100.0%	$113,908	100.0%	$5,085	4.5%

Operating expenses:
Payroll and employee benefits	74,462	62.6%	70,592	62.0%	3,870	5.5%
Depreciation and amortization	3,173	2.7%	2,867	2.5%	306	10.7%
Other operating expenses	29,589	24.9%	25,967	22.8%	3,622	13.9%
Auto/general liability insurance expense	2,143	1.8%	3,543	3.1%	(1,400)	(39.5%)
(Gain) loss on sale of assets	(1,321)	(1.1%)	11	0.0%	(1,332)	#

Total operating expenses	108,046	90.8%	102,980	90.4%	5,066	4.9%

Operating income	10,947	9.2%	10,928	9.6%	19	0.2%
Interest expense	(8,010)	(6.7%)	(7,986)	(7.0%)	(24)	(0.3%)
Interest income	92	0.1%	140	0.1%	(48)	(34.3%)

Income from continuing operations before income taxes and minority interest	3,029	2.5%	3,082	2.7%	(53)	(1.7%)
Income tax provision	(1,690)	(1.4%)	(2,082)	(1.8%)	392	18.8%
Minority interest	(259)	(0.2%)	(201)	(0.2%)	(58)	(28.9%)

Income from continuing operations	1,080	0.9%	799	0.7%	281	35.2%
Income (loss) from discontinued operations, net of income taxes	(326)	(0.3%)	511	0.4%	(837)	#

Net income	$754	0.6%	$1,310	1.2%	$(556)	(42.4%)

Income (loss) per share:
Basic -
Income from continuing operations	$0.04		$0.03		$0.01
Income (loss) from discontinued operations	(0.01)		0.02		(0.03)

Net income	$0.03		$0.05		$(0.02)

Diluted-
Income from continuing operations	$0.04		$0.03		$0.01
Income (loss) from discontinued operations	(0.01)		0.02		(0.03)

Net income	$0.03		$0.05		$(0.02)

Average number of common shares outstanding - Basic	24,764		24,581		183

Average number of common shares outstanding - Diluted	24,950		25,011		(61)

# -Variances over 100% not displayed.

Our results for the three months ended December 31, 2007 reflect an increase in net revenue of $5.1 million, or 4.5% compared to the three months ended December 31, 2006. The $0.5 million decrease in net income is attributable to an increase of $0.3 million in income from continuing operations offset by a $0.8 million increase in losses from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
Ambulance services	$99,442	$96,642	$2,800	2.9%
Other services	19,551	17,266	2,285	13.2%

Total net revenue	$118,993	$113,908	$5,085	4.5%

Ambulance Services

The $2.8 million increase in ambulance services revenue was primarily driven by a $2.6 million increase in same service area medical transportation revenue, $1.5 million from new 911 and non-emergency contracts, $0.6 million in ambulance subsidies, offset by a $1.9 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The increase in same service area medical transportation revenue included a $2.4 million increase in net medical transport APC and $0.2 million increase in same service area medical transports.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Three Months Ended December 31,
	2007	2006	Transport Change	% Change
Same service area medical transports	263,802	263,096	706	0.3%
New contract medical transports	3,802	N/A	3,802	#

Medical transports from continuing operations	267,604	263,096	4,508	1.7%

# - Variances over 100% not displayed.

Medical transportation volume increased 1.7% for the three months ended December 31, 2007. This increase was a result of same service area medical transport growth of 706 transports and new contract medical transport growth of 3,802 within the California, Missouri, Tennessee and Washington markets.

	Three Months Ended December 31,
	2007	% of Transports	2006	% of Transports	Transport Change	% Change
Emergency medical transports	126,929	44.3%	125,072	43.8%	1,857	1.5%
Non-emergency medical transports	140,675	49.0%	138,024	48.4%	2,651	1.9%

Total medical transports	267,604	93.3%	263,096	92.2%	4,508	1.7%
Wheelchair transports	19,296	6.7%	22,159	7.8%	(2,863)	(12.9%)

Total transports from continuing operations	286,900	100.0%	285,255	100.0%	1,645	0.6%

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $76.0 million and $66.8 million for the three months ended December 31, 2007 and 2006, respectively. The increase of $9.2 million is primarily a result of rate increases, changes in payer mix in certain markets and a $1.9 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. Uncompensated care as a percentage of gross ambulance services revenue was 14.5% and 14.0% for the three months ended December 31, 2007 and 2006, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denials for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended December 31,
	2007	% of Gross	2006	% of Gross	$ Change	% Change
Gross Ambulance Services Revenue	$205,221	100.0%	$189,923	100.0%	$15,298	8.1%
Contractual Allowances	(76,003)	(37.0%)	(66,781)	(35.1%)	(9,222)	(13.8%)
Uncompensated care	(29,776)	(14.5%)	(26,500)	(14.0%)	(3,276)	(12.4%)

Net Ambulance Services Revenue	$99,442	48.5%	$96,642	50.9%	$2,800	2.9%

Net Medical Transport APC

Net medical transports APC for the three months ended December 31, 2007 was $352 compared to $342 for the three months ended December 31, 2006. The 2.9% increase reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency response sector; changes in the number of basic life support versus advance life support transports provided; and a change in the levels of uncompensated care.

Other Services

The $2.3 million increase in other services revenue is primarily due to $0.8 million, or 18.4%, increase in master fire contract fees, $0.7 million, or 6.6%, increase in fire subscription revenue with the balance attributable to wildland fire revenue, dispatch services and home health care services.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits for the three months ended December 31, 2007 were $74.5 million or 62.6% of net revenue, an increase of $3.9 million from $70.6 million, or 62.0% of net revenue, for the same period in the prior year. The increase was primarily due to a $1.8 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee and California markets, $1.4 million due to annual cost of living adjustments and increased base wage rates to achieve optimum staffing levels, and a $0.3 million severance accrual for administrative downsizing and a $0.2 million decrease in the positive workers compensation actuarial claims adjustment as compared to prior year ($2.5 million recognized in December 2007 at the segment level compared to $2.7 million recognized in December 2006 at the consolidated level).

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the quarter.

Other Operating Expenses

Other operating expenses for the three months ended December 31, 2007 were $29.6 million, or 24.9% of net revenue, an increase of $3.6 million from $26.0 million, or 22.8% of net revenue, for the same period in the prior year. The increase is primarily due to a $1.0 million increase in professional fees related to tax, legal, and audit fees associated with the adoption of FIN 48, a financial statement restatement, and the review of Internal Revenue Code Section 382 matters, as well as expenses related to the agreement to settle the Board of Directors election contest, contract renewals, and responses to contract proposals and union negotiations. In addition, we recognized a $0.7 million increase in fuel expense, $0.4 million increase in operating supplies, $0.3 million increase in property lease expense, and $0.3 million increase in maintenance expense, with the balance due to various administrative expenses.

Auto/General Liability Insurance Expenses

Auto/general liability insurance expense for the three months ended December 31, 2007 were $2.1 million, or 1.8% of net revenue, a decrease of $1.4 million from $3.5 million, or 3.1% of net revenue, for the same period in the prior quarter. The decrease is due primarily to a $1.9 million positive actuarial claims adjustment recognized in December 2007 compared to a $0.4 million positive actuarial claims adjustment recognized in December 2006.

(Gain)/Loss on Sale of Assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The resulting gains are divided between continuing and discontinuing operations at $1.6 million and $0.3 million, respectively. These accounts receivable gains were slightly offset by the write-off of equipment removed from service.

Interest Expense

The increase in interest expense was primarily due to the continued non-cash accretion of our Senior Discount Notes offset by lower interest expense on a lower Term B loan balance.

Income Tax Provision

During the three months ended December 31, 2007, we recorded a $1.7 million income tax provision related to continuing operations resulting in an effective tax rate of 55.8%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

We also recorded $0.2 million in income tax benefit related to discontinued operations during the three months ended December 31, 2007. The Company made income tax payments of $0.2 million for the three months ended December 31, 2007.

During the three months ended December 31, 2006, we recorded a $2.1 million income tax provision related to continuing operations resulting in an effective tax rate of 67.5%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.2 million in income tax provision related to discontinued operations during the three months ended December 31, 2006. The Company made income tax payments of $0.2 million for the three months ended December 31, 2006.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2008, we made the decision to exit three ambulance transportation markets and a fire response market and, as a result, the financial results of these service areas for the three months ended December 31, 2007 and 2006 are included in income (loss) from discontinued operations.

Loss from discontinued operations for the three months ended December 31, 2007 was $0.3 million and includes an income tax benefit of $0.2 million. The loss from discontinued operations before the impact of the income tax benefit is a result of the additional reserve of $0.7 million for a change in estimate relating to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004. These losses were offset by the gain of $0.3 million on the sale of certain previously written-off self pay receivables.

Income from discontinued operations for the three months ended December 31, 2006 was $0.5 million and includes an income tax provision of $0.2 million. Income from discontinued operations for the three months ended December 31, 2006 includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of our subsidiaries.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California (ambulance), Central Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest Segments.

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

The key drivers that impact net ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency medical ambulance services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates, number of subscribers, and master fire contracts. These drivers can vary significantly from market to market and can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$20,705	$20,191	$514	2.5%
Other services	1,061	826	235	28.5%

Total net revenue	$21,766	$21,017	$749	3.6%

Segment profit	$5,776	$3,728	$2,048	54.9%
Segment profit margin	26.5%	17.7%
Medical transports	60,423	63,204	(2,781)	(4.4%)
Wheelchair transports	5,554	6,360	(806)	(12.7%)
Net Medical Transport APC	$332	$308	$24	7.8%
DSO	49	57	(8)	(14.0%)

Revenue

Net revenue for the three months ended December 31, 2007 was $21.8 million, an increase of $0.8 million, or 3.6% from $21.0 million for the same period in the prior year. The increase in net revenue was primarily due to a $0.6 million increase in same service area medical transportation revenue which included a $1.5 million increase in net medical transport APC, offset by $0.9 million decrease in same service area medical transport growth. The decrease in same service area medical transports of 2,781 (4.4%) reflects the continued decreasing population trend within our New York and Ohio markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market which is driving transport volumes down. The decrease in wheelchair transports results from an ongoing strategic efforts to outsource contractually required non-medically necessary transports which are reimbursed at a significantly lower rate than medically necessary transport. Other services revenue includes increases in home health care.

Payroll and employee benefits

Payroll and employee benefits for the three months ended December 31, 2007 were $10.8 million, or 50% of net revenue, compared to $12.0 million, or 57% of net revenue, for the same period in the prior year. The $1.2 million decrease was primarily due to a $1.1 million positive workers compensation actuarial claims adjustment and a $0.5 million decrease due to fewer ambulance unit hours offset by a $0.2 million increase due to annual cost of living and base wage rate increases.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended December 31, 2007 were $3.7 million, or 17% of net revenue, compared to $4.5 million, or 22% of net revenue. The $0.8 million decrease is primarily due to a $0.7 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Mid-Atlantic totaled $0.3 million.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$20,067	$19,434	$633	3.3%
Other services	5,909	5,771	138	2.4%

Total net revenue	$25,976	$25,205	$771	3.1%

Segment profit	$650	$3,109	$(2,459)	(79.1%)
Segment profit margin	2.5%	12.3%
Medical transports	69,490	67,208	2,282	3.4%
Wheelchair transports	3,866	4,638	(772)	(16.6%)
Net Medical Transport APC	$278	$258	$20	7.8%
Fire subscriptions at period end	34,095	34,459	(364)	(1.1%)
DSO	56	70	(14)	(20.0%)

Revenue

Net revenue for the three months ended December 31, 2007 was $26.0 million, an increase of $0.8 million, or 3.1% from $25.2 million for the same period in the prior year. The increase in net revenue was primarily due to a $1.7 million increase in same service area medical transportation revenue, a $0.5 million increase in ambulance subsidies, and a $0.3 million increase related to new ambulance contracts in Missouri and Tennessee, offset by a $1.9 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The increase in same service area medical transportation revenue included a $1.4 million increase in net medical transport APC and a $0.3 million increase in same service area medical transport growth. The increase in medical transports of 2,282 (3.4%) was primarily due to growth in our Tennessee and Alabama markets The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports The decrease in the number of fire subscriptions reflects bundling subscription arrangements under home owner association contracts instead of contracting directly with individual homeowners. Within other services revenue, master fire contracts increased $0.3 million with a $0.3 million offset to fire subscription revenue as the home owner associations move to master fire contracts.

Payroll and employee benefits

Payroll and employee benefits for the three months ended December 31, 2007 were $18.2 million, or 70% of net revenue, compared to $15.8 million, or 62% of net revenue, for the same period in the prior year. The $2.4 million increase is primarily due to $2.3 million from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee market and $0.3 million due to annual cost of living and base wage rate increases to achieve optimum staffing levels. These increases were offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended December 31, 2007 and December 31, 2006 were $5.3 million, or 21% of net revenue. This net zero change included a $0.3 million increase in fuel, a $0.2 million increase in maintenance and a $0.3 million increase in operating supplies. These increases were offset by a $0.5 million positive auto/general liability actuarial claims adjustment and a $0.3 million decrease in auto/general liability insurance claim costs.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in South totaled $0.4 million.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$33,176	$31,611	$1,565	5.0%
Other services	12,163	10,436	1,727	16.5%

Total net revenue	$45,339	$42,047	$3,292	7.8%

Segment profit	$5,959	$4,423	$1,536	34.7%
Segment profit margin	13.1%	10.5%
Medical transports	63,804	60,438	3,366	5.6%
Wheelchair transports	1,931	3,376	(1,445)	(42.8%)
Net Medical Transport APC	$508	$512	$(4)	(0.8%)
Fire subscriptions at period end	88,241	89,181	(940)	(1.1%)
DSO	60	61	(1)	(1.6%)

Revenue

Net revenue for the three months ended December 31, 2007 was $45.3 million, an increase of $3.3 million, or 7.8% from $42.0 million for the same period in the prior year. The increase in net revenue was due primarily to a $1.4 million increase in same service area medical transportation revenue which included a $1.7 million increase in same service area medical transport growth offset by a $0.3 million decrease in net medical transport APC. The net increase in medical transports of 3,366 (5.6%) was due to growth in the Southern Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue increased primarily due to $1.0 million in fire subscription revenue and $0.5 million in master fire contract fees.

Payroll and employee benefits

Payroll and employee benefits for the three months ended December 31, 2007 were $25.9 million, or 57% of net revenue, compared to $26.4 million, or 63% of net revenue, for the same period in the prior year. The $0.5 million decrease was primarily due to a $0.4 million positive workers compensation actuarial claims adjustment, a $0.3 million positive pension plan actuarial adjustment previously recorded on a consolidated basis and a $0.1 million decrease due to fewer ambulance unit hours, offset by a $0.3 million increase in annual cost of living and base rate adjustments and a $0.3 million severance accrual for administrative downsizing.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended December 31, 2007 were $10.1 million, or 22% of net revenue, compared to $9.7 million, or 23% of net revenue, for the same period in the prior year. The $0.4 million increase is primarily due to a $0.2 million increase in property lease expense, $0.2 million in fuel expense and an increase in administrative expenses, offset by $0.3 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in Southwest totaled $0.4 million and was slightly offset by the write-off of equipment removed from service.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports wheelchair transports, net medical transport APC and DSO):

	Three Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$25,494	$25,406	$88	0.3%
Other services	418	233	185	79.4%

Total net revenue	$25,912	$25,639	$273	1.1%

Segment profit	$1,735	$2,535	$(800)	(31.6%)
Segment profit margin	6.7%	9.9%
Medical transports	73,887	72,246	1,641	2.3%
Wheelchair transports	7,945	7,785	160	2.1%
Net Medical Transport APC	$302	$308	$(6)	(1.9%)
DSO	91	85	6	7.1%

Revenue

Net revenue for the three months ended December 31, 2007 was $25.9 million, an increase of $0.3 million, or 1.1% from $25.6 million for the same period in the prior year. The increase in net revenue was primarily due to a $1.2 million increase in new ambulance contract revenue in Washington and San Diego, offset by a $1.1 million decrease in same service area medical transportation revenue. The same service area medical transportation revenue included $0.8 million decrease in net medical transport APC and a $0.3 million decrease in same service area medical transport growth. The net increase in medical transports of 1,641 (2.3%) was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in Colorado as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports.

Payroll and employee benefits

Payroll and employee benefits for the three months ended December 31, 2007 were $14.5 million, or 56% of net revenue, compared to $14.3 million, or 56% of net revenue, for the same period in the prior year. The $0.2 million increase is primarily due to a $0.6 million increase from annual base rate cost of living adjustments and competitive wages to achieve optimum staffing levels, as well as a $0.2 million increase in ambulance unit hours due to the new contracts in our Washington and San Diego markets, offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expense

Operating expenses, including auto/general liability expenses, for the three months ended December 31, 2007 were $8.5 million, or 33% of net revenue, compared to $8.1 million, or 32% of net revenue, for the same period in the prior year. The $0.4 million increase is primarily due to $0.3 million increase in operating supplies and various administrative expenses, offset by a $0.4 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in West totaled $0.5 million.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended December 31, 2007 and 2006

(in thousands, except per share amounts)

	2007	% of Net Revenue	2006	% of Net Revenue	$ Change	% Change
Net revenue	$237,946	100.0%	$227,655	100.0%	$10,291	4.5%

Operating expenses:
Payroll and employee benefits	149,347	62.8%	141,673	62.2%	7,674	5.4%
Depreciation and amortization	6,266	2.6%	5,742	2.5%	524	9.1%
Other operating expenses	56,828	23.9%	49,553	21.8%	7,275	14.7%
Auto/general liability insurance expense	5,968	2.5%	7,536	3.3%	(1,568)	(20.8%)
(Gain) loss on sale of assets	(1,318)	(0.6%)	8	0.0%	(1,326)	#

Total operating expenses	217,091	91.2%	204,512	89.8%	12,579	6.2%

Operating income	20,855	8.8%	23,143	10.2%	(2,288)	(9.9%)
Interest expense	(15,760)	(6.6%)	(15,771)	(6.9%)	11	0.1%
Interest income	234	0.1%	260	0.1%	(26)	(10.0%)

Income from continuing operations before income taxes and minority interest	5,329	2.2%	7,632	3.4%	(2,303)	(30.2%)
Income tax provision	(2,855)	(1.2%)	(4,273)	(1.9%)	1,418	33.2%
Minority interest	(764)	(0.3%)	(974)	(0.4%)	210	21.6%

Income from continuing operations	1,710	0.7%	2,385	1.0%	(675)	(28.3%)
Income (loss) from discontinued operations, net of income taxes	(545)	(0.2%)	612	0.3%	(1,157)	#

Net income	$1,165	0.5%	$2,997	1.3%	$(1,832)	(61.1%)

Income (loss) per share
Basic -
Income from continuing operations	$0.07		$0.10		$(0.03)
Income (loss) from discontinued operations	(0.02)		0.02		(0.04)

Net income	$0.05		$0.12		$(0.07)

Diluted-
Income from continuing operations	$0.07		$0.10		$(0.03)
Income (loss) from discontinued operations	(0.02)		0.02		(0.04)

Net income	$0.05		$0.12		$(0.07)

Average number of common shares outstanding - Basic	24,751		24,546		205

Average number of common shares outstanding - Diluted	24,969		24,953		16

# - Variances over 100% not displayed.

Our results for the six months ended December 31, 2007 reflect an increase in net revenue of $10.3 million, or 4.5% compared to the six months ended December 31, 2006. The $1.8 million decrease in net income is attributable to a decrease of $0.7 million in income from continuing operations and a $1.1 million increase in losses from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
Ambulance services	$199,722	$192,797	$6,925	3.6%
Other services	38,224	34,858	3,366	9.7%

Total net revenue	$237,946	$227,655	$10,291	4.5%

Ambulance Services

The $6.9 million increase in ambulance services revenue was driven by a $5.1 million increase in same service area medical transportation revenue, $2.6 million from new 911 and non-emergency contracts, $1.5 million in ambulance subsidies, offset by a $1.9 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005 and a $0.5 million decrease in wheelchair services as a result of an ongoing strategic effort to outsource non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. The increase in same service area medical transportation revenue included a $3.6 million increase in net medical transport APC and $1.5 million increase in same service area medical transports.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Six Months Ended December 31,
	2007	2006	Transport Change	% Change
Same service area medical transports	527,697	523,279	4,418	0.8%
New contract medical transports	6,696	—	6,696	#

Medical transports from continuing operations	534,393	523,279	11,114	2.1%

# - Variances over 100% not displayed

Medical transportation volume increased 2.1% for the six months ended December 31, 2007. This increase was a result of same service area medical transport growth of 4,418 transports and new contract medical transport growth of 6,696, which is due to our new contracts in California, Missouri, Tennessee and Washington.

	Six Months Ended December 31,
	2007	% of Transports	2006	% of Transports	Transport Change	% Change
Emergency medical transports	252,623	44.2%	242,948	42.9%	9,675	4.0%
Non-emergency medical transports	281,770	49.2%	280,331	49.5%	1,439	0.5%

Total medical transports	534,393	93.4%	523,279	92.4%	11,114	2.1%
Wheelchair transports	37,992	6.6%	43,279	7.6%	(5,287)	(12.2%)

Total transports from continuing operations	572,385	100.0%	566,558	100.0%	5,827	1.0%

We have experienced our most significant increase in transports from the emergency 911 sector.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $148.5 million and $131.8 million for the six months ended December 31, 2007 and 2006, respectively. The increase of $16.7 million is primarily a result of rate increases and changes in payer mix in certain markets and a $1.9 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. Uncompensated care as a percentage of gross ambulance services revenue was 14.8% and 14.0% for the six months ended December 31, 2007 and 2006, respectively. An increase in transport volume associated with emergency response services coupled with higher write-offs due to denials for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care over the same period in the prior year.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Six Months Ended December 31,
	2007	% of Gross	2006	% of Gross	$ Change	% Change
Gross Ambulance Services Revenue	$408,608	100.0%	$377,396	100.0%	$31,212	8.3%
Contractual Allowances	(148,526)	(36.3%)	(131,773)	(34.9%)	(16,753)	(12.7%)
Uncompensated care	(60,360)	(14.8%)	(52,826)	(14.0%)	(7,534)	(14.3%)

Net Ambulance Services Revenue	$199,722	48.9%	$192,797	51.1%	$6,925	3.6%

Net Medical Transport APC

Net medical transports APC for the six months ended December 31, 2007 was $350 compared to $343 for the six months ended December 31, 2006. The 2.0% increase reflects four drivers: increased transport rates offset by a concentration of transport growth within the emergency response sector; changes in the number of basic life support versus advance life support transports provided; and a change in the levels of uncompensated care.

Other Services

The $3.4 million increase in other services revenue is primarily due to $1.7 million, or 21.3%, increase in master fire contract fees, $1.2 million, or 5.3%, increase in fire subscription revenue with the balance attributable to wildland fire revenue, dispatch services and home health care services.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits for the six months ended December 31, 2007 were $149.3 million or 62.8% of net revenue, an increase of $7.6 million from $141.7 million, or 62.2% of net revenue, for the same period in the prior year. The increase was primarily due to a $5.0 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee and California markets and new contracts in our Washington and San Diego markets, $1.5 million due to annual cost of living adjustments and increased base wage rates to achieve optimum staffing levels, a $0.6 million increase in the management incentive program, and a $0.3 million severance accrual for administrative downsizing and a $0.2 million decrease in the positive workers compensation actuarial claims adjustment as compared to prior year ($2.5 million recognized in December 2007 at the Segment level compared to $2.7 million recognized in December 2006 at the consolidated level).

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the quarter.

Other Operating Expenses

Other operating expenses for the six months ended December 31, 2007 were $56.8 million, or 23.9% of net revenue, an increase of $7.2 million from $49.6 million, or 21.8% of net revenue, for the same period in the prior year. The increase is primarily due to a $3.1 million increase in professional fees related to tax, legal, and audit fees associated with the adoption of FIN 48, a financial statement restatement, and the review of Internal Revenue Code Section 382 matters, as well as expenses related to the agreement to settle the proposed Board of Directors election contest, contract renewals, and responses to contract proposals and union negotiations. In addition, we recognized a $1.1 million increase in vehicle maintenance expense, $1.0 million increase in fuel expense, $0.8 million increase in property lease expenses, $0.4 million increase in operating supplies, with the balance due to various administrative expenses.

Auto/General Liability Insurance Expenses

Auto/general liability insurance expense for the six months ended December 31, 2007 were $6.0 million, or 2.5% of net revenue, a decrease of $1.5 million from $7.5 million, or 3.3% of net revenue, for the same period in the prior quarter. The decrease is due to $1.9 million positive actuarial claims adjustment recognized in December 2007 compared to a $0.4 million positive actuarial claims adjustment recognized in December 2006.

(Gain)/Loss on Sale of Assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The resulting gains are divided between continuing and discontinuing operations at $1.6 million and $0.3 million, respectively. These accounts receivable gains were slightly offset by the write-off of equipment removed from service.

Interest Expense

The decrease in interest expense was primarily due to lower interest expense on a lower Term B loan balance offset by the continued non-cash accretion of our Senior Discount Notes.

Income Tax Provision

Our income tax provision consists primarily of deferred income tax expense, as we utilize net operating loss carryforwards to reduce federal and state taxes currently payable and the associated deferred tax benefits are realized. As a result, minimal current cash payments are required.

During the six months ended December 31, 2007, we recorded a $2.9 million income tax provision related to continuing operations resulting in an effective tax rate of 53.6%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the six months ended December 31, 2007 differs from the effective tax rate for the year ended June 30, 2007 primarily as a result of lower pre-tax income for the year ended June 30, 2007.

We also recorded $0.4 million in income tax benefit related to discontinued operations during the six months ended December 31, 2007. The Company received income tax refunds of $53,000 and made income tax payments of $0.4 million for the six months ended December 31, 2007.

During the six months ended December 31, 2006, we recorded a $4.3 million income tax provision related to continuing operations resulting in an effective tax rate of 56.0%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.3 million in income tax provision related to discontinued operations during the six months ended December 31, 2006. The Company made income tax payments of $0.2 million for the six months ended December 31, 2006.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2008, we made the decision to exit three ambulance transportation markets and a fire response market and, as a result, the financial results of these service areas for the six months ended December 31, 2007 and 2006 are included in income (loss) from discontinued operations.

Loss from discontinued operations for the six months ended December 31, 2007 was $0.5 million and includes an income tax benefit of $0.4 million. The loss from discontinued operations before the impact of the income tax benefit is a result of the additional reserve of $0.7 million for a change in estimate relating to a Medicaid intermediary’s review of service levels provided to certain patients in our Baltimore, Maryland and Washington DC operations, which were discontinued in fiscal 2004. These losses were offset by the gain of $0.3 million on the sale of certain previously written-off self pay receivables.

Income from discontinued operations for the six months ended December 31, 2006 was $0.6 million and includes an income tax provision of $0.3 million. Income from discontinued operations for the six months ended December 31, 2006 includes a pre-tax gain of $0.7 million due to the sale of a business license held by one of our subsidiaries.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006—Segments

Overview

We have four regional reporting segments that correspond with the manner in which our operations are managed and evaluated by our Chief Executive Officer. Although some of our operations do not align with the Segments’ geographic designation, all operations have been structured to capitalize on management’s strengths. These segments comprise operations within the following areas:

Segment	Operations
Mid-Atlantic	New York, Northern Ohio, Pennsylvania

South	Alabama, California (fire), Florida (fire), Georgia, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Dakota, New Jersey (fire), Southern Ohio, Tennessee, Wisconsin

Southwest	Arizona (ambulance and fire), New Mexico, Oregon (fire)

West	California (ambulance), Central Florida (ambulance), Colorado, Oregon (ambulance), Nebraska, South Dakota, Utah, Washington

Each reporting segment provides ambulance services while our other services are provided predominantly in the South and Southwest Segments.

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

The key drivers that impact net ambulance services revenues include transport volume, rates charged for such services, mix of payers, the acuity of the patients we transport, the mix of activity between emergency and non-emergency medical ambulance services, our ability to negotiate government subsidies as well as other competitive and market factors. The main drivers of other services revenue are fire subscription rates, number of subscribers, and master fire contracts. These drivers can vary significantly from market to market and can change over time.

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$41,319	$41,036	$283	0.7%
Other services	2,033	1,849	184	10.0%

Total net revenue	$43,352	$42,885	$467	1.1%

Segment profit	$9,852	$8,316	$1,536	18.5%
Segment profit margin	22.7%	19.4%
Medical transports	121,681	127,778	(6,097)	(4.8%)
Wheelchair transports	10,528	12,273	(1,745)	(14.2%)
Net Medical Transport APC	$328	$309	$19	6.1%
DSO	49	57	(8)	(14.0%)

Revenue

Net revenue for the six months ended December 31, 2007 was $43.4 million, an increase of $0.5 million, or 1.1% from $42.9 million for the same period in the prior year. The increase in net revenue was primarily due to a $0.4 million increase in same service area medical transportation revenue which includes a $2.3 million increase in net medical transport APC, offset by a $1.9 million decrease in same service area medical transport growth. The decrease in same service area medical transports of 6,097 (4.8%) primarily reflects the continued decreasing population trend within our New York and Ohio markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market which is driving transport volumes down. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue includes a $0.2 million increase in home healthcare services.

Payroll and employee benefits

Payroll and employee benefits for the six months ended December 31, 2007 were $22.5 million, or 52% of net revenue, compared to $23.8 million, or 56% of net revenue, for the same period in the prior year. The $1.3 million decrease was primarily due to a $1.1 million positive workers compensation actuarial claims adjustment and a $0.9 million decrease in ambulance unit hour utilization offset by an increase of $0.3 million in workers compensation claims cost and a $0.3 million increase from annual base rate cost of living adjustments.

Operating expense

Operating expenses, including auto/general liability expenses, for the six months ended December 31, 2007 were $7.9 million, or 18% of net revenue, compared to $8.7 million, or 20% of net revenue. The $0.8 million decrease is primarily due to a $0.7 million positive auto/general liability actuarial claims adjustment and $0.7 million decrease in auto/general liability insurance claim costs offset by a $0.3 million increase in vehicle maintenance expense and a $0.2 million increase in legal fees associated with contract negotiations.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The gain recognized in Mid-Atlantic totaled $0.3 million.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$41,961	$38,180	$3,781	9.9%
Other services	12,012	11,428	584	5.1%

Total net revenue	$53,973	$49,608	$4,365	8.8%

Segment profit	$3,737	$5,856	$(2,119)	(36.2%)
Segment profit margin	6.9%	11.8%
Medical transports	138,674	131,495	7,179	5.5%
Wheelchair transports	8,193	8,271	(78)	(0.9%)
Net Medical Transport APC	$279	$257	$22	8.6%
Fire subscriptions at period end	34,095	34,459	(364)	(1.1%)
DSO	56	70	(14)	(20.0%)

Revenue

Net revenue for the six months ended December 31, 2007 was $54.0 million, an increase of $4.4 million, or 8.8% from $49.6 million for the same period in the prior year. The increase in net revenue was primarily due to a $4.0 million increase in same service area medical transportation revenue, a $1.0 million increase in ambulance subsidies and a $0.8 million increase related to new ambulance contract revenue in Missouri and Tennessee, offset by a $1.9 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The same service area medical transportation revenue included a $2.8 million increase in net medical transport APC and a $1.2 million increase in same service area medical transport growth. The increase in medical transports of 7,179 (5.5%) was primarily due to growth in our Tennessee and Alabama markets. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. The decrease in the number of fire subscriptions reflects bundling subscription arrangements under home owner association contracts instead of contracting directly with individual homeowners. Within other services revenue, master fire contracts increased $0.7 million partially offset by a decrease in fire subscription revenue as the home owner associations move to master fire contracts.

Payroll and employee benefits

Payroll and employee benefits for the six months ended December 31, 2007 were $35.6 million, or 66% of net revenue, compared to $31.3 million, or 63% of net revenue, for the same period in the prior year. The $4.3 million increase is primarily due to $4.0 million from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee market, $0.2 million due to higher employee health insurance costs and $0.1 million due to annual cost of living and base wage rate increases to achieve optimum staffing levels. These increases were offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expense

Operating expenses, including auto/general liability expenses, for the six months ended December 31, 2007 were $10.7 million, or 20% of net revenue, compared to $9.9 million, or 20% of net revenue, for the same period in the prior year. The $0.8 million increase was due to a $0.5 million increase in maintenance expense, a $0.5 million increase in fuel expense and a $0.2 million increase in operating supplies. These increases were offset by a $0.5 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The gain recognized in South totaled $0.4 million.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$65,243	$62,138	$3,105	5.0%
Other services	23,362	21,080	2,282	10.8%

Total net revenue	$88,605	$83,218	$5,387	6.5%

Segment profit	$10,152	$8,525	$1,627	19.1%
Segment profit margin	11.5%	10.2%
Medical transports	125,441	119,667	5,774	4.8%
Wheelchair transports	3,745	6,741	(2,996)	(44.4%)
Net Medical Transport APC	$508	$509	$(1)	(0.2%)
Fire subscriptions at period end	88,241	89,181	(940)	(1.1%)
DSO	60	61	(1)	(1.6%)

Revenue

Net revenue for the six months ended December 31, 2007 was $88.6 million, an increase of $5.4 million, or 6.5% from $83.2 million for the same period in the prior year. The increase in net revenue was due primarily to a $2.8 million increase in same service area medical transportation revenue, and a $0.6 million increase in ambulance subsidies offset by $0.2 million decrease in wheelchair services. The same service area medical transportation revenue includes a $2.9 million increase in same service area medical transport growth and a $0.1 million decrease in net medical transport APC. The net increase in medical transports of 5,774 (4.8%) was due to growth in the Southern Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue increased primarily due to $1.4 million in fire subscription revenue and $1.0 million in master fire contract fees.

Payroll and employee benefits

Payroll and employee benefits for the six months ended December 31, 2007 were $52.2 million, or 59% of net revenue, compared to $51.8 million, or 62% of net revenue, for the same period in the prior year. The $0.4 million increase was primarily due to $0.6 million annual base rate cost of living adjustments, $0.8 million from additional ambulance unit hours, $0.3 million severance accrual for administrative downsizing, offset by a $0.4 million positive workers compensation actuarial claims adjustment, $0.4 million decrease in training and sign-on bonus as a result of being fully staffed; and a $0.5 million positive pension plan actuarial adjustment previously recorded on a consolidated basis.

Operating expense

Operating expenses, including auto/general liability expenses, for the six months ended December 31, 2007 were $19.8 million, or 22% of net revenue, compared to $18.9 million, or 23% of net revenue, for the same period in the prior year. The $0.9 million increase is primarily due to a $0.6 million increase in higher property lease expenses, a $0.3 million increase in auto/general liability insurance claim costs and various administrative expenses offset by a $0.3 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The gain recognized in Southwest totaled $0.4 million and was slightly offset by the write-off of equipment removed from service.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
Net revenue
Ambulance services	$51,199	$51,443	$(244)	(0.5%)
Other services	817	501	316	63.1%

Total net revenue	$52,016	$51,944	$72	0.1%

Segment profit	$3,380	$6,188	$(2,808)	(45.4%)
Segment profit margin	6.5%	11.9%
Medical transports	148,597	144,339	4,258	2.9%
Wheelchair transports	15,526	15,994	(468)	(2.9%)
Net Medical Transport APC	$301	$312	$(11)	(3.5%)
DSO	91	85	6	7.1%

Revenue

Net revenue for the six months ended December 31, 2007 was $52.0 million, an increase of $0.1 million, or 0.1% from $51.9 million for the same period in the prior year. The increase in net revenue was due primarily to a $1.7 million increase in new ambulance contract revenue in Washington and San Diego offset by a $2.1 million decrease in same service area medical transportation revenue, which includes a $2.2 million decrease in net medical transport APC offset by a $0.1 million increase in same service area medical transport growth. The segment continues to experience pressure related to uncompensated care due to the growing number of transports provided to uninsured patients. The net increase in medical transports of 4,258 (2.9%) was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in our Colorado markets as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports. The decrease in wheelchair transports also reflects the reduced volume in the Colorado markets. The increase in other services revenue is related to the limited partnership with the City of San Diego.

Payroll and employee benefits

Payroll and employee benefits for the six months ended December 31, 2007 were $29.4 million, or 57% of net revenue, compared to $28.1 million, or 54% of net revenue, for the same period in the prior year. The $1.3 million increase is primarily due to a $1.2 million increase in additional unit hours as a result of the new contracts in Washington and San Diego, and $0.5 million increase from annual base rate cost of living adjustments and competitive wages to achieve optimum staffing levels. These increases were offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expense

Operating expenses, including auto/general liability expenses, for the six months ended December 31, 2007 were $16.6 million, or 32% of net revenue, compared to $15.7 million, or 30% of net revenue, for the same period in the prior year. The $0.9 million increase is primarily due to $0.3 million increase in fuel expense, a $0.2 million increase in operating supplies, $0.2 million increase in maintenance expense, $0.2 million collection agency fees and various administrative expenses. These increases were offset by a $0.4 million positive auto/general liability positive actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay receivables to an unrelated third party. The gain recognized in West totaled $0.5 million.

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

Revenue Recognition

Ambulance services revenue is recognized when services are provided and are recorded net of contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. The collectability of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance fees that will not be collected and record provisions for both contractual allowances and uncompensated care. The portion of the provision allocated to contractual allowances is based on historical write-offs relating to such contractual allowances as a percentage of the related gross ambulance services revenue recognized for each service area. The ratio is then applied to current period gross ambulance fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care. If the historical data used to calculate these estimates does not properly reflect the ultimate collectability of the current revenue stream, revenue could be overstated or understated. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $76.0 million and $148.5 million for the three and six months ended December 31, 2007, respectively, and $66.8 million and $131.8 million for the three and six months ended December 31, 2006, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross ambulance services revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectability of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on gross ambulance services revenue from continuing operations totaled $29.8 million and $60.4 million for the three and six months ended December 31, 2007, respectively, and $26.5 million and $52.8 million for the three and six months ended December 31, 2006, respectively.

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

Reserves related to workers’ compensation claims totaled $11.8 million and $11.0 million at December 31, 2007 and June 30, 2007, respectively. Reserves related to general liability claims totaled $29.4 million and $30.6 million at December 31, 2007 and June 30, 2007, respectively.

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

Effective July 1, 2007, we began to measure and record tax contingency accruals in accordance with FASB Financial Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Prior to July 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

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

We have available to us, upon compliance with certain conditions, a $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line within the revolving credit facility. In December 2007, we borrowed and repaid $1.3 million on the revolving credit facility. There were no amounts outstanding under the revolving credit facility and there was $0.5 million of outstanding letters of credit issued under the sub-line at December 31, 2007.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, capital expenditures, workers compensation and general liability insurance premium deposits, 401(k) matching contributions and management bonuses. These outflows include $6.2 million in semi-annual interest payments on our Senior Subordinated Notes payable on September 15 and March 15.

In addition to the Senior Subordinated Notes interest payment discussed above, during the six months ended December 31, 2007 and 2006 we also made $3.5 million and $4.2 million, respectively, in interest payments associated with our Term Loan B. During the six months ended December 31, 2007 and 2006, we made $5.0 million and $7.0 million, respectively, in unscheduled principal payments on our Term Loan B and in December 2007, we borrowed and repaid $1.3 million on our $20 million revolving credit facility. Additionally, during the six months ended December 31, 2007 and 2006, we made payments totaling $7.5 million and $8.4 million, respectively, for capital expenditures, made defined benefit pension plan contributions of $1.4 million and $1.2 million, respectively, and made payments associated with our Management Incentive Plan of $0.7 million and $4.4 million, respectively. We also funded the calendar 2006 employer match 401(k) liability of $1.5 million during the six months ended December 31, 2007. As described in Note 12 to the consolidated financial statements of this Quarterly Filing, during the six months ended December 31, 2007, the Medicare intermediary for the state of Tennessee withheld $3.0 million of reimbursements due to a position taken by the intermediary that certain claims were not medically necessary. As a result, we adjusted our contractual allowance by $1.9 million as an estimation of claims that were not medically necessary. As of December 31, 2007, the amount withheld by the intermediary net of the $1.9 million adjustment, had not been recovered.

The table below summarizes cash flow information for the six months ended December 31, 2007 and 2006 (in thousands):

	Six Months Ended December 31,
	2007	2006
Net cash provided by operating activities	$9,816	$13,665
Net cash used in investing activities	(7,520)	(1,545)
Net cash used in financing activities	(6,236)	(7,362)

Operating Activities

Net cash provided by operating activities totaled $9.8 million and $13.7 million for the six months ended December 31, 2007 and 2006, respectively. The $3.9 million decrease in net cash provided by operating activities was due to a $2.7 million decrease in non-cash charges and a $1.8 million decrease in net income offset by a $0.6 million increase in cash inflows attributable to changes in net operating assets. The decrease in non-cash items is primarily attributable to a $2.9 million decrease in deferred income taxes and a $1.3 million increase in non-cash insurance adjustments (see Note 5 to the consolidated financial statements of this Quarterly Filing) offset by a $1.0 million increase in loss on sale of property and equipment. Net income includes $1.9 million of gains recognized in connection with the sale of certain previously written-off self pay accounts receivable.

We had working capital of $35.8 million at December 31, 2007, including cash and cash equivalents of $2.2 million, compared to working capital of $33.8 million, including cash and cash equivalents of $6.2 million, at June 30, 2007. The increase in working capital as of December 31, 2007 is primarily related to an increase in accounts receivable and deferred income taxes offset by a decrease in cash and cash equivalents and an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We invest excess funds in highly liquid, short-term taxable auction rate securities. We had purchases and sales of such securities of $5.0 million during the six months ended December 31, 2007 and net sales of $6.2 million during the six months ended December 31, 2006. We had capital expenditures totaling $7.5 million and $8.4 million for the six months ended December 31, 2007 and 2006, respectively. The $0.9 million decrease is attributable to $1.2 million related to the purchase of three fire trucks for the Arizona fire market during the first quarter of fiscal 2007.

Financing Activities

Financing activities include the tax benefits from the exercise of stock options, proceeds from the issuance of common stock, proceeds from the issuance of debt and debt costs incurred to issue new debt or modify existing debt, repayments of outstanding debt and minority shareholder distributions. During the six months ended December 31, 2007 we borrowed and repaid $1.3 million under the revolving credit facility, made a $5.0 million unscheduled principal payment on our Term Loan B and incurred $0.9 million in costs for an amendment and waiver under the 2005 Credit Facility (Amendment 6). In addition, the reduction in current year stock option exercises contributed to a $0.2 million decrease in cash provided by the issuance of common stock. We also made $0.5 million in distributions to the City of San Diego, the minority shareholder in our medical services joint venture, during the six months ended December 31, 2007. During the six months ended December 31, 2006 we made a $7.0 million unscheduled principal payment on our Term Loan B and incurred $0.2 million in costs for two amendments to the 2005 Credit Facility (Amendments 4 and 5). Also during the six months ended December 31, 2006, we received $0.2 million in proceeds from the exercise of stock options and made $0.5 million in distributions to the City of San Diego.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at December 31, 2007 as shown below.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Levels to be Achieved at
			March 31, 2008	June 30, 2008
Debt leverage ratio	< 6.00	5.19	< 5.50	< 5.00
Interest expense coverage ratio	> 1.50	1.91	> 1.75	> 1.90
Fixed charge coverage ratio	> 1.00	1.13	> 1.00	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	N/A	< $4.0 million

(1)	Capital expended in the normal course of operating in existing markets.

(2)	Measured annually at June 30th.

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

The following table sets forth our EBITDA and adjusted EBITDA for the three and six months ended December 31, 2007 and 2006, as well as a reconciliation to income from continuing operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Income from continuing operations	$1,080	$799	$1,710	$2,385
Add back:
Depreciation and amortization	3,173	2,867	6,266	5,742
Interest expense on borrowings	5,342	5,463	10,471	10,992
Amortization of deferred financing costs	480	589	1,021	1,007
Accretion of 12.75% Senior Discount Notes	2,188	1,934	4,268	3,772
Interest income	(92)	(140)	(234)	(260)
Income tax provision	1,690	2,082	2,855	4,273

EBITDA from continuing operations	$13,861	$13,594	$26,357	$27,911
EBITDA from discontinued operations	(539)	879	(900)	1,181

Total EBITDA	$13,322	$14,473	$25,457	$29,092

The items listed below have not been included as adjustments in the above calculation of EBITDA:

Stock-based compensation benefit	—	—	—	(7)
Loss (gain) on sale of property and equipment	272	(664)	286	(667)
Gain on sale of accounts receivable	(1,873)	—	(1,873)	—
Debt amendment fees	149	47	149	47
Executive severance	—	—	—	1,133

Adjusted EBITDA from all operations	$11,870	$13,856	$24,019	$29,598
Increase (decrease):
Items added back to arrive at EBITDA from continuing operations	(12,781)	(12,795)	(24,647)	(25,526)
Items added back to arrive at EBITDA from discontinued operations:
Income tax benefit (provision) on discontinued operations	243	(247)	432	(323)
Depreciation and amortization on discontinued operations	(30)	(121)	(77)	(246)
Items added back to arrive at Adjusted EBITDA	1,452	617	1,438	(506)
Depreciation and amortization	3,203	2,988	6,343	5,988
Non-cash adjustments to insurance claims reserves	(4,466)	(3,128)	(4,466)	(3,128)
Accretion of 12.75% Senior Discount Notes	2,188	1,934	4,268	3,772
Deferred income taxes	564	2,180	1,130	4,031
Amortization of deferred financing costs	480	589	1,021	1,007
Earnings of minority shareholder	259	202	764	975
Loss (gain) on sale of property and equipment	272	(664)	286	(667)
Stock based compensation benefit	—	—	—	(7)
Changes in operating assets and liabilities	(1,385)	2,512	(695)	(1,303)

Net cash provided by operating activities	$1,869	$7,923	$9,816	$13,665

Subsequent Events

Settlement Agreement

As previously disclosed, the Company entered into a Settlement Agreement with Accipiter Capital Management, LLC, together with its affiliates, relating to the proposed election contest in connection with the Company’s upcoming annual meeting of stockholders, which is set for March 27, 2008 (the “Annual Meeting”). Pursuant to the agreement, Eugene I. Davis and Christopher S. Shackelton will be appointed as directors, effective as of the date of the Annual Meeting.

In addition, the Board of Directors will accept Mary Anne Carpenter’s retirement from the Board, which will be effective at the Annual Meeting. As a result, the slate of nominees to be presented by Rural/Metro for election as Class I directors for a three-year term at the Annual Meeting will consist of current Board members Jack E. Brucker and Conrad A. Conrad, as well as Earl P. Holland. Pursuant to the agreement, Rural/Metro is also implementing certain corporate governance reforms, including modifications to its Certificate of Incorporation that will be proposed at the Annual Meeting.

Contract Activity

In January, 2008, we exited the town of Queen Creek, Arizona, market due to the Town’s desire to transition fire response services to its own municipal fire department. We previously provided fire protection services on a subscription-fee basis to individual property owners in Queen Creek.

Employment Agreement

We entered into amendments to our employment and change in control agreements with our Chief Executive Officer, Jack Brucker, effective February 8, 2008. The amendments address applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended. If Section 409A is deemed to apply, severance payments otherwise due to Mr. Brucker upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. The employment agreement amendment further provides that exclusion of Mr. Brucker from participation in our 2008 Incentive Stock Plan (which is being submitted for approval at the annual meeting of stockholders scheduled for March 27, 2008) will not constitute “good reason” for Mr. Brucker to terminate the employment agreement.

We also entered into an amended and restated employment agreement with our Chief Financial Officer, Kristine B. Ponczak, effective February 8, 2008. The agreement provides for an annual base salary review, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is entitled to participate in our Management Incentive Plan (MIP) with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. The agreement restricts the employee from competing against us after termination for a period of two years. If we terminate the employment agreement without cause or on the basis of the employee’s disability, or if the employee terminates the agreement for good reason, the employee will receive the then effective base salary and other benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If such termination occurs more than six months after the commencement of the fiscal year, the employee will also receive a prorated portion of the cash bonus payable under the MIP with respect to such year, if any. If the employee terminates the employment agreement without good reason or if we terminate the employment agreement for cause, severance benefits are not payable. If Section 409A is deemed to apply, severance payments otherwise due upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. Also to address Section 409A matters, we entered into an amendment of our change in control agreement with Ms. Ponczak effective concurrently with the amendment to her employment agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bore interest at LIBOR plus 2.25%, through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 to the Credit Facility. Also under our 2005 Credit Facility, amounts drawn under our Revolving Credit Facility bore interest at LIBOR plus 3.25% through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 to the Credit Facility. Based on current amounts outstanding under Term Loan B at December 31, 2007, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.8 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2007). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures were not effective as of December 31, 2007, because of the material weaknesses described below:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2007, which continued to exist at December 31, 2007:

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

Management’s Plan for Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In an effort to remediate the material weaknesses described above, the Company is undertaking the following remediation procedures:

•

Period-End Financial Reporting—Management has scheduled a review of the financial statement close process. Currently, Management is reviewing its processes surrounding account reconciliations and the timely resolution of reconciling items and is implementing related improvements. The Company is also implementing new reporting software which will enhance its controls over financial reporting. Management currently expects that this material weakness will be remediated by September 30, 2008.

•

Subscription Revenue – The Company has implemented an analysis calculating its revenue recognition and deferred revenue liability amounts surrounding its fire and ambulance subscription business using transactional data from its billing system. This analysis includes a manual control system that provides verification of the subscription revenue and deferred revenue on a straight-line basis based on the day and the month of the beginning of the contractual period. Although this analysis has been implemented, the Company is in the process of completing the testing of related manual controls and expects the material weakness will be remediated by June 30, 2008. The Company is also reviewing alternatives for automating these calculations and manual controls but does not expect to have these systems implemented and tested until after June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the three month period ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner, including the following:

Risks Related to Our Capital Structure

We may be unable to fully realize the benefits of our net operating loss (“NOL”) carryforwards if an ownership change occurs.

If we were to experience a “change in ownership” under Section 382 of the U.S. Internal Revenue Code (“Section 382”), the NOL carryforward limitations under Section 382 would impose an annual limit on the amount of the future taxable income that may be offset by our NOL generated prior to the change in ownership. If a change in ownership were to occur, we may be unable to use a significant portion of our NOL to offset future taxable income. In general, a change in ownership occurs when, as of any testing date, there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period. For these purposes, a 5% stockholder is generally any person or group of persons that at any time during an applicable three-year period has owned 5% or more of the outstanding common stock of Rural Metro Corporation. Additionally, persons who own less than 5% of the outstanding common stock are grouped together as one or more “public group” 5% stockholders. Under Section 382, stock ownership would be determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities) and constructively (by certain related parties and certain unrelated parties acting as a group).

Item 5.	Other Information

We entered into amendments to our employment and change in control agreements with our Chief Executive Officer, Jack Brucker, effective February 8, 2008. The amendments address applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended. If Section 409A is deemed to apply, severance payments otherwise due to Mr. Brucker upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. The employment agreement amendment further provides that exclusion of Mr. Brucker from participation in our 2008 Incentive Stock Plan (which is being submitted for approval at the annual meeting of stockholders scheduled for March 27, 2008) will not constitute “good reason” for Mr. Brucker to terminate the employment agreement.

We also entered into an amended and restated employment agreement with our Chief Financial Officer, Kristine B. Ponczak, effective February 8, 2008. The agreement provides for an annual base salary review, and provides that the base salary may not be reduced by more than 10% unless such reduction is part of an across the board reduction affecting similarly-situated executives. The agreement continues until terminated by one of the parties or by mutual agreement, and expires automatically upon the employee’s death or disability. The employee is entitled to participate in our Management Incentive Plan (MIP) with the potential to earn a cash bonus, subject to achievement of net income from operational targets and individual goals. The agreement restricts the employee from competing against us after termination for a period of two years. If we terminate the employment agreement without cause or on the basis of the employee’s disability, or if the employee terminates the agreement for good reason, the employee will receive the then effective base salary and other benefits provided by the employment agreement for a period of 24 months (12 months in the event of disability). If such termination occurs more than six months after the commencement of the fiscal year, the employee will also receive a prorated portion of the cash bonus payable under the MIP with respect to such year, if any. If the employee terminates the employment agreement without good reason or if we terminate the employment agreement for cause, severance benefits are not payable. If Section 409A is deemed to apply, severance payments otherwise due upon termination of employment will be deferred for six months except to the extent permitted by Section 409A. The deferred portion will be paid in a lump sum as promptly as practicable following the expiration of the six month period. Also to address Section 409A matters, we entered into an amendment of our change in control agreement with Ms. Ponczak effective concurrently with the amendment to her employment agreement.

Item 6.	Exhibits

Exhibits

10.1	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 *

10.2	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 *

10.3	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 *

10.4	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 *

10.5	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (1)

10.6	Amendment No. 6 and Waiver No. 2 dated October 11, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners. (2)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

(1)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 29, 2008.

(2)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on October 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2008	RURAL/METRO CORPORATION

	By:	/s/ JACK E. BRUCKER
Jack E. Brucker, President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ GREGORY A. BARBER
Gregory A. Barber, Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Amendment No. 1 to Employment Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 *

10.2	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Jack E. Brucker, dated February 8, 2008 *

10.3	Employment Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 *

10.4	Amendment No. 1 to Change in Control Agreement by and between the Registrant and Kristine B. Ponczak, dated February 8, 2008 *

10.5	Settlement Agreement, dated January 25, 2008, by and among Accipiter Life Sciences Fund, LP, Accipiter Life Sciences Fund II, LP, Accipiter Life Sciences Fund (Offshore), Ltd., Accipiter Life Sciences Fund II (Offshore), Ltd., Accipiter Life Sciences Fund II (QP), LP, Accipiter Capital Management, LLC, Candens Capital, LLC, Gabe Hoffman, Eugene I. Davis, Earl P. Holland and Rural/Metro Corporation (1)

10.6	Amendment No. 6 and Waiver No. 2 dated October 11, 2007 to the Credit Agreement, dated as of March 4, 2005, among Rural/Metro Operating Company, LLC, as borrower; the lenders party thereto; Citibank, N.A., as LC facility issuing bank; Citicorp North America, Inc., as administrative agent for the lenders; JPMorgan Chase Bank, N.A., as syndication agent; and Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead bookrunners. (2)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.

+	Furnished but not filed.

(1)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 29, 2008.

(2)	Incorporated by reference to the registrant’s Form 8-K filed with the Commission on October 17, 2007.