Form 10-Q
period 2008-03-31
RURAL/METRO CORP /DE/
filed 2008-05-12
CIK 906326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,824,103 shares of the registrant’s Common Stock outstanding on May 6, 2008.

RURAL/METRO CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2008

Part I. Financial Information

Item 1.	Financial Statements

RURAL/METRO CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,877	$6,181
Accounts receivable, net	82,247	78,313
Inventories	8,381	8,782
Deferred income taxes	20,622	15,836
Prepaid expenses and other	15,301	18,273

Total current assets	140,428	127,385

Property and equipment, net	48,485	45,521
Goodwill	37,700	37,700
Deferred income taxes	53,629	67,309
Insurance deposits	2,085	1,868
Other assets	19,904	20,342

Total assets	$302,231	$300,125

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,692	$15,271
Accrued liabilities	57,640	54,153
Deferred revenue	22,037	24,959
Current portion of long-term debt	333	41

Total current liabilities	98,702	94,424

Long-term debt, net of current portion	281,760	280,081
Other liabilities	30,065	24,065

Total liabilities	410,527	398,570

Minority interest	2,500	2,104

Stockholders’ deficit:
Common stock, $0.01 par value, 40,000,000 shares authorized, 24,822,726 and 24,737,726 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	248	247
Additional paid-in capital	154,909	154,777
Treasury stock, 96,246 shares at both March 31, 2008 and June 30, 2007	(1,239)	(1,239)
Accumulated other comprehensive income	106	294
Accumulated deficit	(264,820)	(254,628)

Total stockholders’ deficit	(110,796)	(100,549)

Total liabilities, minority interest and stockholders’ deficit	$302,231	$300,125

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenue	$125,800	$111,444	$361,647	$336,986

Operating expenses:
Payroll and employee benefits	76,871	70,880	225,347	211,585
Depreciation and amortization	3,283	3,007	9,530	8,741
Other operating expenses	31,382	30,180	87,805	79,289
Auto/general liability insurance expense	4,064	3,952	10,008	11,465
(Gain) loss on sale of assets	10	(21)	(1,293)	(13)
(Gain) on property insurance settlement	(70)	—	(70)	—

Total operating expenses	115,540	107,998	331,327	311,067

Operating income	10,260	3,446	30,320	25,919
Interest expense	(7,988)	(7,959)	(23,748)	(23,730)
Interest income	73	153	307	413

Income (loss) from continuing operations before income taxes and minority interest	2,345	(4,360)	6,879	2,602
Income tax (provision) benefit	(936)	1,432	(3,439)	(2,610)
Minority interest	(132)	(284)	(896)	(1,258)

Income (loss) from continuing operations	1,277	(3,212)	2,544	(1,266)
Income from discontinued operations, net of income taxes	192	382	90	1,433

Net income (loss)	$1,469	$(2,830)	$2,634	$167

Income (loss) per share:
Basic -
Income (loss) from continuing operations	$0.05	$(0.13)	$0.10	$(0.05)
Income from discontinued operations	0.01	0.02	0.01	0.06

Net income (loss)	$0.06	$(0.11)	$0.11	$0.01

Diluted -
Income (loss) from continuing operations	$0.05	$(0.13)	$0.10	$(0.05)
Income from discontinued operations	0.01	0.02	0.01	0.06

Net income (loss)	$0.06	$(0.11)	$0.11	$0.01

Average number of common shares outstanding - Basic	24,823	24,632	24,775	24,574

Average number of common shares outstanding - Diluted	24,948	24,632	24,947	24,574

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2007	24,737,726	$247	$154,777	$(1,239)	$(254,628)	$294	$(100,549)
Adjustment due to adoption of FIN 48 (Note 7)	—	—	—	—	(12,826)	—	(12,826)
Issuance of common stock due to options exercised under Stock Option Plans	85,000	1	57	—	—	—	58
Tax benefit from options exercised under Stock Option Plans	—	—	75	—	—	—	75
Comprehensive income, net of tax:
Net income	—	—	—	—	2,634	—	2,634
Adjustment to funded status of defined benefit plan, net of tax (Note 11)	—	—	—	—	—	(188)	(188)

Comprehensive income							2,446

Balance at March 31, 2008	24,822,726	$248	$154,909	$(1,239)	$(264,820)	$106	$(110,796)

See accompanying notes

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,634	$167
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,629	9,119
Non-cash adjustments to insurance claims reserves	(4,466)	(3,200)
Accretion of 12.75% Senior Discount Notes	6,481	5,728
Deferred income taxes	1,949	2,701
Tax benefit from the exercise of stock options	(75)	(202)
Amortization of deferred financing costs	1,510	1,625
Loss (gain) on sale of property and equipment	296	(675)
Earnings of minority shareholder	896	1,258
Stock based compensation benefit	—	(7)
Proceeds from property insurance settlement	(70)	—
Change in assets and liabilities -
Accounts receivable	(3,934)	207
Inventories	401	178
Prepaid expenses and other	3,213	(560)
Insurance deposits	(217)	1,037
Other assets	(580)	3,328
Accounts payable	1,571	347
Accrued liabilities	5,789	1,126
Deferred revenue	(2,922)	177
Other liabilities	2,373	41

Net cash provided by operating activities	24,478	22,395

Cash flows from investing activities:
Purchases of short-term investments	(5,000)	(15,550)
Sales of short-term investments	5,000	21,751
Capital expenditures	(10,545)	(10,780)
Proceeds from the sale of property and equipment	22	748
Proceeds from property insurance settlement	70	—

Net cash used in investing activities	(10,453)	(3,831)

Cash flows from financing activities:
Repayment of debt	(8,905)	(14,029)
Issuance of debt	3,800	—
Cash paid for debt issuance costs	(857)	(666)
Tax benefit from the exercise of stock options	75	202
Issuance of common stock	58	335
Distributions to minority shareholders	(500)	(700)

Net cash used in financing activities	(6,329)	(14,858)

Increase in cash and cash equivalents	7,696	3,706
Cash and cash equivalents, beginning of period	6,181	3,041

Cash and cash equivalents, end of period	$13,877	$6,747

Supplemental disclosure of non-cash operating activities:
Increase in accumulated deficit, other liabilities and decrease in deferred income taxes upon adoption of FIN 48	$12,826	$—
Increase in other current assets and accrued liabilities for general liability insurance claim	—	11,565

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment funded by liabilities	$1,897	$44
Note payable incurred for software licenses	354	—

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

Other Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations. The results of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations for the full fiscal year.

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

Reclassifications of Financial Information

The accompanying consolidated financial statements for the three and nine months ended March 31, 2007 reflect certain reclassifications for discontinued operations as described in Note 10. These reclassifications have no effect on previously reported net income (loss). In addition, certain reclassifications have been made to the June 30, 2007 Consolidated Balance Sheet and to the March 31, 2007 Consolidated Statement of Cash Flows in order to be comparable to the March 31, 2008 presentations.

(1) Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Presently, the Company does not expect SFAS 161 to have any impact on its consolidated financial statements and related disclosures.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.

(2) Stock Based Compensation

On March 27, 2008, the Company’s stockholders approved the 2008 Incentive Stock Plan (the “2008 Plan”) for the issuance of up to 1,000,000 shares of the Company’s common stock as awards to employees, executive officers, and non-employee directors. As of March 31, 2008, the Company had not granted any awards under the 2008 Plan. Refer to Note 13, “Subsequent Events”, for information on stock based awards granted after March 31, 2008.

In addition, at March 31, 2008, the Company had the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 1992 Plan, which provided for the issuance of stock options to employees and non-employees, including executive officers and the Board of Directors, expired November 5, 2002. The 2000 Plan, which originally did not require approval by the Company’s stockholders, provided for the issuance of stock options to employees and non-employees, excluding executive officers and the Board of Directors. In November 2007, the 2000 Plan was modified to provide that no future option grants will be made pursuant to the 2000 Plan unless the Company’s stockholders approve an amendment to the 2000 Plan to permit future option grants. At March 31, 2008, the Company had 485,664 common shares that would have been available for issuance had the 2000 Plan not been amended.

The Company recognized $0 and $7,000 of stock based compensation benefit in the statement of operations for the three and nine months ended March 31, 2007. The Company did not recognize any stock-based compensation expense or benefit in the statement of operations for the three and nine months ended March 31, 2008. At March 31, 2008, there were no remaining unvested awards under any stock compensation plan. Upon an option grant, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized to expense over the vesting period of the award. There were no stock based awards granted during the three and nine months ended March 31, 2008 or 2007.

(3) Sale of Accounts Receivable

During the second quarter of fiscal 2008, the Company entered into two transactions to sell certain of its previously written-off self pay accounts receivables to an unrelated third party. The Company accounted for each transaction as a sale since they met the applicable criteria of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. The resulting gains, which totaled $1,873,000, were equal to proceeds received since the Company had previously removed the receivables from the balance sheet upon concluding they would not be collected. Income from continuing operations and income (loss) from discontinued operations for the nine months ended March 31, 2008 includes $1,578,000 and $295,000, respectively, of gains recognized in connection with these sales. The gains associated with the Company’s continuing operations are included within (gain) loss on sale of assets in the consolidated statement of operations. The proceeds received in connection with these transactions are a component of cash provided by operating activities in the consolidated statement of cash flows for the nine months ended March 31, 2008.

(4) Accrued Severance

At March 31, 2008 and June 30, 2007, the Company had approximately $0.3 million and $0.7 million, respectively in accrued severance benefits pursuant to an employment agreement with the Company’s former Chief Financial Officer. Approximately $1.1 million is included in payroll and employee benefits expense in the consolidated statement of operations for the nine months ended March 31, 2007.

(5) General Liability and Worker’s Compensation Plans

General Liability

The Company maintains insurance policies for comprehensive automobile liability and professional liability (referred to collectively as “general liability”). These policies are typically renewed annually. Management periodically reviews its general liability claim reserves and engages its independent actuaries bi-annually to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims are obtained.

Since June 2005, the Company has had a self-insured retention which covers the first $2.0 million per occurrence for auto related claims and the first $2.0 million per occurrence for general liability claims with aggregate retentions of $7.0 million and $4.0 million, respectively. In addition, the Company has an umbrella policy which provides excess coverage over the stated limits. For policy periods prior to June 2005, the Company also has self-insured retentions with varying levels of coverage based on the applicable policy year. The Company engaged its independent actuaries during the second quarter of fiscal 2008 and 2007 to perform updated valuations of its related claim reserves. Based on these analyses, the Company reduced its general liability claim reserves by $1.9 million and $0.4 million during the three months ended December 31, 2007 and 2006, respectively. The related benefit is reflected in auto/general liability insurance expense for the nine months ended March 31, 2008 and 2007, respectively.

In 2004, an individual filed suit against the Company in the Superior Court of New Jersey for injuries that were allegedly sustained as a result of negligence on the part of the Company. The case went to trial on March 26, 2007, and on April 4, 2007, a jury awarded the plaintiff compensatory damages totaling $12.1 million including prejudgment interest totaling $0.5 million. The Company has filed a motion to appeal. The Company believes it is adequately covered under an automobile liability insurance program for the 2003-2004 policy year. The Company recorded an additional liability of $11.6 million at March 31, 2007 for the difference between the award and the self-insured deductible with an offsetting receivable of $11.6 million representing the amount due from the insurer. The liability is classified as a component of accrued liabilities and the offsetting receivable is classified as a component of prepaid expenses and other on the consolidated balance sheets at March 31, 2008 and June 30, 2007.

Workers’ Compensation

The Company maintains insurance policies for workers’ compensation and employer’s liability. The Company is required by law to maintain statutory limits of workers’ compensation insurance. These policies are typically renewed annually. Management periodically reviews its workers’ compensation claim reserves and engages its independent actuaries bi-annually to assist with the assessment of reserve adequacy. The Company adjusts its claim reserves with an associated charge or credit to expense as new information on the underlying claims are obtained. These adjustments may be reflected as changes to the Company’s reserve liabilities, insurance receivables or collateral deposit assets.

Since May 2005, the Company has had a self-insured workers compensation retention which covers the first $1.0 million per occurrence for the policy period May 2005 through April 2008 with an unlimited aggregate retention. For policy years prior to May 2002, the Company’s policy also included a per occurrence retention with no annual aggregate limit. The Company engaged its independent actuaries during the second quarter of fiscal 2008 and 2007 to perform updated valuations of its related claim reserves. Based on these analyses, the Company reduced its workers’ compensation reserves by $1.9 million and $3.2 million during the three months ended December 31, 2007 and 2006, respectively. The related benefit is reflected as a reduction to payroll and employee benefits expense for the nine months ended March 31, 2008 and 2007, respectively.

For the policy periods May 2002 through May 2005, the Company purchased workers compensation coverage under retrospectively rated policies whereby the related premiums are subject to adjustments at certain intervals based on subsequent review of actual losses incurred as well as payroll amounts. The Company engaged its independent actuaries during the second quarter of fiscal 2008 and 2007 to perform updated valuations of the Company’s loss exposure for these policy periods. As a result of these valuations, the Company’s net loss exposure decreased $0.7 million and increased $0.4 million during the three months ended December 31, 2007 and 2006, respectively. The change in loss exposure was recognized as a reduction to payroll and employee benefits expense and an increase to payroll and employee benefits expense for the nine months ended March 31, 2008 and 2007, respectively. The offset to these adjustments are reflected as changes to reserve liabilities, insurance receivables or collateral deposits depending on the applicable policy year.

(6) Long-term Debt

The following is a summary of the Company’s outstanding long-term debt (in thousands):

	March 31, 2008	June 30, 2007
Senior Secured Term Loan B due March 2011	$83,000	$88,000
9.875% Senior Subordinated Notes due March 2015	125,000	125,000
12.75% Senior Discount Notes due March 2016	73,436	66,954
Other obligations, at varying rates from 5.96% to 14.64%, due through 2013	657	168

Long-term debt	282,093	280,122
Less: Current maturities	(333)	(41)

Long-term debt, net of current maturities	$281,760	$280,081

The Senior Secured Term Loan B due March 2011 (the “Term Loan B”) bore interest at LIBOR plus 2.25% per annum, through October 10, 2007 based on contractual periods from one to six months in length at the option of the Company, through its wholly owned subsidiary, Rural/Metro Operating Company, LLC (“Rural/Metro LLC”). Effective October 11, 2007 the Company entered into “Amendment No. 6” under the Term Loan B of its senior secured credit facilities (the “2005 Credit Facility”) and increased the interest rate to LIBOR plus 3.50%. At March 31, 2008, $63.0 million of the outstanding Term Loan B balance was under a LIBOR option six-month contract accruing interest at 8.31% per annum, while the remaining $20.0 million was under a LIBOR option three-month contract accruing interest at 6.66% per annum based on the interest rate contracts in effect at that time. At June 30, 2007, $80.0 million of the outstanding Term Loan B balance was under a LIBOR six-month contract accruing interest at 7.61% per annum, and the remaining $8.0 million outstanding debt balance was under a LIBOR option six-month contract accruing interest at 7.60% per annum based on the interest rate contracts in effect at that time.

The Company has capitalized $15.5 million of expenses associated with obtaining its outstanding debt and is amortizing these costs as interest expense over the terms of the respective agreements. Unamortized deferred financing costs were $8.6 million and $9.3 million at March 31, 2008 and June 30, 2007, respectively and are included in other assets in the consolidated balance sheet.

On September 28, 2007, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. There are no prepayment penalties or fees associated with the unscheduled principal payments. In connection with this unscheduled principal payment, the Company wrote-off $0.1 million of deferred financing costs during the first quarter of fiscal 2008. Rural/Metro LLC has made inception-to-date unscheduled principal payments totaling $52.0 million, and may, from time to time, make additional unscheduled principal payments at its discretion. Refer to Note 13 “Subsequent Events” for information on the unscheduled principal payment made subsequent to March 31, 2008.

The Company, through Rural/Metro LLC, borrowed $1.3 million in the second quarter of fiscal 2008 and $2.5 million in the third quarter of fiscal 2008 under the $20.0 million revolving credit facility of the 2005 Credit Facility (the “Revolving Credit Facility”). The Company subsequently repaid its borrowings on the Revolving Credit Facility and had no amounts outstanding under the $20.0 million Revolving Credit Facility at either March 31, 2008 or December 31, 2007 except for one $0.5 million letter of credit issued.

At March 31, 2008, the Company had outstanding letters of credit of $41.2 million, primarily in support of auto/general liability insurance and workers’ compensation insurance programs. The outstanding letters of credit at March 31, 2008 applicable to the Company’s $45.0 million Letter of Credit Facility totaled, $39.5 million with an additional $0.5 million issued under the Company’s $20.0 million Revolving Credit Facility which includes a letter of credit sub-line in the amount of $10.0 million with the balance in letters of credit supported by cash collateral.

The 2005 Credit Facility, the $125.0 million aggregate principal amount 9.875% senior subordinated notes due 2015 (the “Senior Subordinated Notes”) and the $93.5 million aggregate principal amount at maturity 12.75% senior discount notes due 2016 (the “Senior Discount Notes”) include various financial and non-financial covenants as well as quarterly and annual financial reporting obligations.

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

The Company was in compliance with all of its covenants under its 2005 Credit Facility at March 31, 2008.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Level to be Achieved at
			June 30, 2008
Debt leverage ratio	<5.50	4.32	< 5.00
Interest expense coverage ratio	> 1.75	2.31	> 1.90
Fixed charge coverage ratio	> 1.00	1.26	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30th.

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

The Company does not believe that the separate financial statements and related footnote disclosures concerning the Senior Subordinated Note Guarantors would provide any additional information that would be material to investors making an investment decision. Condensed consolidating financial information for the Parent, the Senior Subordinated Notes Issuers, the Senior Secured Note Guarantors and the Company’s remaining subsidiary (the “Non-Guarantor”) is presented in the following tables. The Non-Guarantor consists of the Company’s joint venture with the City of San Diego, San Diego Medical Services Enterprise, LLC, which is consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The accompanying Condensed Consolidating Statement of Operations for the three and nine months ended March 31,

2007 reflect certain reclassifications for discontinued operations as described in Note 10. In addition, certain reclassifications have been made to the June 30, 2007 Condensed Consolidated Balance Sheet and to the March 31, 2007 Condensed Consolidating Statement of Cash Flows in order to be comparable to the March 31, 2008 presentations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$13,345	$532	$—	$13,877	$—	$13,877
Accounts receivable, net	—	—	—	73,343	8,904	—	82,247	—	82,247
Inventories	—	—	—	8,381	—	—	8,381	—	8,381
Deferred income taxes	—	—	—	20,622	—	—	20,622	—	20,622
Prepaid expenses and other	—	—	—	15,301	—	—	15,301	—	15,301

Total current assets	—	—	—	130,992	9,436	—	140,428	—	140,428

Property and equipment, net	—	—	—	48,283	202	—	48,485	—	48,485
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	53,629	—	—	53,629	—	53,629
Insurance deposits	—	—	—	2,085	—	—	2,085	—	2,085
Other assets	1,560	7,054	—	10,765	525	—	18,344	—	19,904
Due from (to) affiliates (1)	—	78,818	125,000	(75,767)	(3,051)	(125,000)	—	—	—
Due from (to) Parent Company	(54,786)	54,786	—	—	—	—	54,786	—	—
LLC investment in subsidiaries	—	85,399	—	—	—	(85,399)	—	—	—
Parent Company investment in LLC	15,866	—	—	—	—	—	—	(15,866)	—

Total assets	$(37,360)	$226,057	$125,000	$207,687	$7,112	$(210,399)	$355,457	$(15,866)	$302,231

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$17,239	$1,453	$—	$18,692	$—	$18,692
Accrued liabilities	—	2,191	—	54,786	663	—	57,640	—	57,640
Deferred revenue	—	—	—	22,037	—	—	22,037	—	22,037
Current portion of long-term debt	—	—	—	333	—	—	333	—	333

Total current liabilities	—	2,191	—	94,395	2,116	—	98,702	—	98,702

Long-term debt, net of current portion (1)	73,436	208,000	125,000	324	—	(125,000)	208,324	—	281,760
Other liabilities	—	—	—	30,065	—	—	30,065	—	30,065

Total liabilities	73,436	210,191	125,000	124,784	2,116	(125,000)	337,091	—	410,527

Minority interest	—	—	—	—	—	2,500	2,500	—	2,500

Stockholders’ equity (deficit):
Common stock	248	—	—	90	—	(90)	—	—	248
Additional paid-in capital	154,909	—	—	74,770	20	(74,790)	—	—	154,909
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	106	—	—	—	—	—	—	—	106
Accumulated deficit	(264,820)	—	—	8,043	4,976	(13,019)	—	—	(264,820)
Member equity	—	15,866	—	—	—	—	15,866	(15,866)	—

Total stockholders’ equity (deficit)	(110,796)	15,866	—	82,903	4,996	(87,899)	15,866	(15,866)	(110,796)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(37,360)	$226,057	$125,000	$207,687	$7,112	$(210,399)	$355,457	$(15,866)	$302,231

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations. The Balance Sheet for Rural/Metro Inc. at March 31, 2008 consists of equity and due to affiliates totaling an amount equal to $100.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural/Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$5,565	$616	$—	$6,181	$—	$6,181
Accounts receivable, net	—	—	—	70,378	7,935	—	78,313	—	78,313
Inventories	—	—	—	8,782	—	—	8,782	—	8,782
Deferred income taxes	—	—	—	15,836	—	—	15,836	—	15,836
Prepaid expenses and other	—	4	—	18,269	—	—	18,273	—	18,273

Total current assets	—	4	—	118,830	8,551	—	127,385	—	127,385

Property and equipment, net	—	—	—	45,319	202	—	45,521	—	45,521
Goodwill	—	—	—	37,700	—	—	37,700	—	37,700
Deferred income taxes	—	—	—	67,309	—	—	67,309	—	67,309
Insurance deposits	—	—	—	1,868	—	—	1,868	—	1,868
Other assets	1,707	7,561	—	10,549	525	—	18,635	—	20,342
Due from (to) affiliates (1)	—	115,666	125,000	(112,534)	(3,132)	(125,000)	—	—	—
Due from (to) Parent Company	(41,900)	41,900	—	—	—	—	41,900	—	—
LLC investment in subsidiaries	—	59,588	—	—	—	(59,588)	—	—	—
Parent Company investment in LLC	6,598	—	—	—	—	—	—	(6,598)	—

Total assets	$(33,595)	$224,719	$125,000	$169,041	$6,146	$(184,588)	$340,318	$(6,598)	$300,125

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$—	$—	$13,893	$1,378	$—	$15,271	$—	$15,271
Accrued liabilities	—	5,121	—	48,468	564	—	54,153	—	54,153
Deferred revenue	—	—	—	24,959	—	—	24,959	—	24,959
Current portion of long-term debt	—	—	—	41	—	—	41	—	41

Total current liabilities	—	5,121	—	87,361	1,942	—	94,424	—	94,424

Long-term debt, net of current portion (1)	66,954	213,000	125,000	127	—	(125,000)	213,127	—	280,081
Other liabilities	—	—	—	24,065	—	—	24,065	—	24,065

Total liabilities	66,954	218,121	125,000	111,553	1,942	(125,000)	331,616	—	398,570

Minority interest	—	—	—	—	—	2,104	2,104	—	2,104

Stockholders’ equity (deficit):
Common stock	247	—	—	90	—	(90)	—	—	247
Additional paid-in capital	154,777	—	—	74,770	20	(74,790)	—	—	154,777
Treasury stock	(1,239)	—	—	—	—	—	—	—	(1,239)
Accumulated other comprehensive income	294	—	—	—	—	—	—	—	294
Accumulated deficit	(254,628)	—	—	(17,372)	4,184	13,188	—	—	(254,628)
Member equity	—	6,598	—	—	—	—	6,598	(6,598)	—

Total stockholders’ equity (deficit)	(100,549)	6,598	—	57,488	4,204	(61,692)	6,598	(6,598)	(100,549)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(33,595)	$224,719	$125,000	$169,041	$6,146	$(184,588)	$340,318	$(6,598)	$300,125

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

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$122,487	$11,140	$(7,827)	$125,800	$—	$125,800

Operating expenses:
Payroll and employee benefits	—	—	—	76,847	24	—	76,871	—	76,871
Depreciation and amortization	—	—	—	3,282	1	—	3,283	—	3,283
Other operating expenses	—	—	—	28,487	10,722	(7,827)	31,382	—	31,382
Auto/general liability insurance expense	—	—	—	3,936	128	—	4,064	—	4,064
Loss on sale of assets	—	—	—	10	—	—	10	—	10
(Gain) on property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)

Total operating expenses	—	—	—	112,492	10,875	(7,827)	115,540	—	115,540

Operating income	—	—	—	9,995	265	—	10,260	—	10,260
Equity in earnings of subsidiaries	3,732	9,447	—	—	—	(9,447)	—	(3,732)	—
Interest expense	(2,263)	(5,715)	—	(10)	—	—	(5,725)	—	(7,988)
Interest income	—	—	—	73	—	—	73	—	73

Income from continuing operations before income taxes and minority interest	1,469	3,732	—	10,058	265	(9,447)	4,608	(3,732)	2,345
Income tax provision	—	—	—	(936)	—	—	(936)	—	(936)
Minority interest	—	—	—	—	—	(132)	(132)	—	(132)

Income from continuing operations	1,469	3,732	—	9,122	265	(9,579)	3,540	(3,732)	1,277
Income from discontinued operations, net of income taxes	—	—	—	192	—	—	192	—	192

Net income	$1,469	$3,732	$—	$9,314	$265	$(9,579)	$3,732	$(3,732)	$1,469

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$108,576	$9,940	$(7,072)	$111,444	$—	$111,444

Operating expenses:
Payroll and employee benefits	—	—	—	70,857	23	—	70,880	—	70,880
Depreciation and amortization	—	—	—	3,006	1	—	3,007	—	3,007
Other operating expenses	—	—	—	28,022	9,230	(7,072)	30,180	—	30,180
Auto/general liability insurance expense	—	—	—	3,828	124	—	3,952	—	3,952
(Gain) on sale of assets	—	—	—	(21)	—	—	(21)	—	(21)

Total operating expenses	—	—	—	105,692	9,378	(7,072)	107,998	—	107,998

Operating income	—	—	—	2,884	562	—	3,446	—	3,446
Equity in earnings of subsidiaries	(825)	5,065	—	—	—	(5,065)	—	825	—
Interest expense	(2,005)	(5,890)	—	(64)	—	—	(5,954)	—	(7,959)
Interest income	—	—	—	146	7	—	153	—	153

Loss from continuing operations before income taxes and minority interest	(2,830)	(825)	—	2,966	569	(5,065)	(2,355)	825	(4,360)
Income tax benefit	—	—	—	1,432	—	—	1,432	—	1,432
Minority interest	—	—	—	—	—	(284)	(284)	—	(284)

Loss from continuing operations	(2,830)	(825)	—	4,398	569	(5,349)	(1,207)	825	(3,212)
Income from discontinued operations, net of income taxes	—	—	—	382	—	—	382	—	382

Net loss	$(2,830)	$(825)	$—	$4,780	$569	$(5,349)	$(825)	$825	$(2,830)

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$350,966	$32,848	$(22,167)	$361,647	$—	$361,647

Operating expenses:
Payroll and employee benefits	—	—	—	225,262	85	—	225,347	—	225,347
Depreciation and amortization	—	—	—	9,529	1	—	9,530	—	9,530
Other operating expenses	—	—	—	79,367	30,605	(22,167)	87,805	—	87,805
Auto/general liability insurance expense	—	—	—	9,624	384	—	10,008	—	10,008
(Gain) on sale of assets	—	—	—	(1,293)	—	—	(1,293)	—	(1,293)
(Gain) on property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)

Total operating expenses	—	—	—	322,419	31,075	(22,167)	331,327	—	331,327

Operating income	—	—	—	28,547	1,773	—	30,320	—	30,320
Equity in earnings of subsidiaries	9,267	26,311	—	—	—	(26,311)	—	(9,267)	—
Interest expense	(6,633)	(17,044)	—	(71)	—	—	(17,115)	—	(23,748)
Interest income	—	—	—	288	19	—	307	—	307

Income from continuing operations before income taxes and minority interest	2,634	9,267	—	28,764	1,792	(26,311)	13,512	(9,267)	6,879
Income tax provision	—	—	—	(3,439)	—	—	(3,439)	—	(3,439)
Minority interest	—	—	—	—	—	(896)	(896)	—	(896)

Income from continuing operations	2,634	9,267	—	25,325	1,792	(27,207)	9,177	(9,267)	2,544
Income from discontinued operations, net of income taxes	—	—	—	90	—	—	90	—	90

Net income	$2,634	$9,267	$—	$25,415	$1,792	$(27,207)	$9,267	$(9,267)	$2,634

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Net revenue	$—	$—	$—	$326,613	$30,593	$(20,220)	$336,986	$—	$336,986

Operating expenses:
Payroll and employee benefits	(7)	—	—	211,522	70	—	211,592	—	211,585
Depreciation and amortization	—	—	—	8,739	2	—	8,741	—	8,741
Other operating expenses	—	—	—	71,838	27,671	(20,220)	79,289	—	79,289
Auto/general liability insurance expense	—	—	—	11,093	372	—	11,465	—	11,465
(Gain) on sale of assets	—	—	—	(13)	—	—	(13)	—	(13)

Total operating expenses	(7)	—	—	303,179	28,115	(20,220)	311,074	—	311,067

Operating income	7	—	—	23,434	2,478	—	25,912	—	25,919
Equity in earnings of subsidiaries	6,035	23,727	—	—	—	(23,727)	—	(6,035)	—
Interest expense	(5,875)	(17,692)	—	(163)	—	—	(17,855)	—	(23,730)
Interest income	—	—	—	374	39	—	413	—	413

Income from continuing operations before income taxes and minority interest	167	6,035	—	23,645	2,517	(23,727)	8,470	(6,035)	2,602
Income tax provision	—	—	—	(2,610)	—	—	(2,610)	—	(2,610)
Minority interest	—	—	—	—	—	(1,258)	(1,258)	—	(1,258)

Loss from continuing operations	167	6,035	—	21,035	2,517	(24,985)	4,602	(6,035)	(1,266)
Income from discontinued operations, net of income taxes	—	—	—	1,433	—	—	1,433	—	1,433

Net income	$167	$6,035	$—	$22,468	$2,517	$(24,985)	$6,035	$(6,035)	$167

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(1)	Senior Subordinated Notes interest expense has been allocated to Rural/Metro LLC only.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$2,634	$9,267	$—	$25,415	$1,792	$(27,207)	$9,267	$(9,267)	$2,634
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	9,628	1	—	9,629	—	9,629
Non-cash adjustments to insurance claims reserves	—	—	—	(4,466)	—	—	(4,466)	—	(4,466)
Accretion of 12.75% Senior Discount Notes	6,481	—	—	—	—	—	—	—	6,481
Deferred income taxes	—	—	—	1,949	—	—	1,949	—	1,949
Tax benefit from the exercise of stock options	(75)	—	—	—	—	—	—	—	(75)
Amortization of deferred financing costs	148	1,362	—	—	—	—	1,362	—	1,510
Loss on sale of property and equipment	—	—	—	296	—	—	296	—	296
Earnings of minority shareholder	—	—	—	—	—	896	896	—	896
Proceeds from property insurance settlement	—	—	—	(70)	—	—	(70)	—	(70)
Changes in assets and liabilities -
Accounts receivable	—	—	—	(2,964)	(970)	—	(3,934)	—	(3,934)
Inventories	—	—	—	401	—	—	401	—	401
Prepaid expenses and other	—	4	—	3,209	—	—	3,213	—	3,213
Insurance deposits	—	—	—	(217)	—	—	(217)	—	(217)
Other assets	—	—	—	(580)	—	—	(580)	—	(580)
Accounts payable	—	—	—	1,496	75	—	1,571	—	1,571
Accrued liabilities	—	(2,929)	—	8,619	99	—	5,789	—	5,789
Deferred revenue	—	—	—	(2,922)	—	—	(2,922)	—	(2,922)
Other liabilities	—	—	—	2,373	—	—	2,373	—	2,373

Net cash provided by operating activities	9,188	7,704	—	42,167	997	(26,311)	24,557	(9,267)	24,478

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(5,000)	—	—	(5,000)	—	(5,000)
Sales of short-term investments	—	—	—	5,000	—	—	5,000	—	5,000
Capital expenditures	—	—	—	(10,545)	—	—	(10,545)	—	(10,545)
Proceeds from the sale of property and equipment	—	—	—	22	—	—	22	—	22
Proceeds from property insurance settlement	—	—	—	70	—	—	70	—	70

Net cash used in investing activities	—	—	—	(10,453)	—	—	(10,453)	—	(10,453)

Cash flows from financing activities:
Repayment of debt	—	(8,800)	—	(105)	—	—	(8,905)	—	(8,905)
Issuance of debt	—	3,800	—	—	—	—	3,800	—	3,800
Cash paid for debt issuance costs	—	(857)	—	—	—	—	(857)	—	(857)
Tax benefit from the exercise of stock options	75	—	—	—	—	—	—	—	75
Issuance of common stock	58	—	—	—	—	—	—	—	58
Distributions to minority shareholders	—	—	—	—	(500)	—	(500)	—	(500)
Distributions to Rural/Metro LLC	—	500	—	—	(500)	—	—	—	—
Due to/from affiliates	(9,321)	(2,347)	—	(23,829)	(81)	26,311	54	9,267	—

Net cash used in financing activities	(9,188)	(7,704)	—	(23,934)	(1,081)	26,311	(6,408)	9,267	(6,329)

Increase in cash and cash equivalents	—	—	—	7,780	(84)	—	7,696	—	7,696
Cash and cash equivalents, beginning of period	—	—	—	5,565	616	—	6,181	—	6,181

Cash and cash equivalents, end of period	$—	$—	$—	$13,345	$532	$—	$13,877	$—	$13,877

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

RURAL/METRO CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(unaudited)

(in thousands)

	Parent	Senior Subordinated Notes Issuers		Senior Subordinated Notes Guarantors	Non- Guarantor	Eliminations	Rural/Metro LLC - Consolidated	Eliminations	Rural Metro Corporation Consolidated
		Rural/Metro LLC	Rural/Metro Inc.
Cash flows from operating activities:
Net income	$167	$6,035	$—	$22,468	$2,517	$(24,985)	$6,035	$(6,035)	$167
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	—	—	—	9,117	2	—	9,119	—	9,119
Non-cash adjustments to insurance claims reserves	—	—	—	(3,200)	—	—	(3,200)	—	(3,200)
Accretion of 12.75% Senior Discount Notes	5,728	—	—	—	—	—	—	—	5,728
Deferred income taxes	—	—	—	2,701	—	—	2,701	—	2,701
Tax benefit from the exercise of stock options	(202)	—	—	—	—	—	—	—	(202)
Amortization of deferred financing costs	147	1,478	—	—	—	—	1,478	—	1,625
(Gain) on sale of property and equipment	—	—	—	(675)	—	—	(675)	—	(675)
Earnings of minority shareholder	—	—	—	—	—	1,258	1,258	—	1,258
Stock based compensation benefit	(7)	—	—	—	—	—	—	—	(7)
Changes in assets and liabilities -
Accounts receivable	—	—	—	1,420	(1,213)	—	207	—	207
Inventories	—	—	—	178	—	—	178	—	178
Prepaid expenses and other	—	75	—	(639)	4	—	(560)	—	(560)
Insurance deposits	—	—	—	1,037	—	—	1,037	—	1,037
Other assets	—	—	—	3,328	—	—	3,328	—	3,328
Accounts payable	—	—	—	430	(83)	—	347	—	347
Accrued liabilities	—	(3,091)	—	3,942	275	—	1,126	—	1,126
Deferred revenue	—	—	—	177	—	—	177	—	177
Other liabilities	—	—	—	41	—	—	41	—	41

Net cash provided by operating activities	5,833	4,497	—	40,325	1,502	(23,727)	22,597	(6,035)	22,395

Cash flows from investing activities:
Purchases of short-term investments	—	—	—	(15,550)	—	—	(15,550)	—	(15,550)
Sales of short-term investments	—	—	—	21,751	—	—	21,751	—	21,751
Capital expenditures	—	—	—	(10,780)	—	—	(10,780)	—	(10,780)
Proceeds from the sale of property and equipment	—	—	—	748	—	—	748	—	748

Net cash used in investing activities	—	—	—	(3,831)	—	—	(3,831)	—	(3,831)

Cash flows from financing activities:
Repayment of debt	—	(14,000)	—	(29)	—	—	(14,029)	—	(14,029)
Cash paid for debt issuance costs	—	(666)	—	—	—	—	(666)	—	(666)
Tax benefit from the exercise of stock options	202	—	—	—	—	—	—	—	202
Issuance of common stock	335	—	—	—	—	—	—	—	335
Distributions to minority shareholders	—	—	—	—	(700)	—	(700)	—	(700)
Distributions to Rural/Metro LLC	—	700	—	—	(700)	—	—	—	—
Due to/from affiliates	(6,370)	9,469	—	(32,882)	21	23,727	335	6,035	—

Net cash used in financing activities	(5,833)	(4,497)	—	(32,911)	(1,379)	23,727	(15,060)	6,035	(14,858)

Increase in cash and cash equivalents	—	—	—	3,583	123	—	3,706	—	3,706
Cash and cash equivalents, beginning of period	—	—	—	1,891	1,150	—	3,041	—	3,041

Cash and cash equivalents, end of period	$—	$—	$—	$5,474	$1,273	$—	$6,747	$—	$6,747

Note: The sole purpose of Rural/Metro Inc. was to act as co-issuer of the Senior Subordinated Notes. Rural/Metro Inc. does not conduct any operations.

(7) Income Taxes

The following table shows the components of the income tax (provision) benefit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Current income tax provision	$(332)	$(133)	$(1,550)	$(608)
Deferred income tax (provision) benefit	(744)	1,420	(1,949)	(2,701)

Total income tax (provision) benefit	$(1,076)	$1,287	$(3,499)	$(3,309)

Continuing operations (provision) benefit	$(936)	$1,432	$(3,439)	$(2,610)
Discontinued operations provision	(140)	(145)	(60)	(699)

Total income tax (provision) benefit	$(1,076)	$1,287	$(3,499)	$(3,309)

The effective tax rate for the three and nine months ended March 31, 2008 for continuing operations was 39.9% and 50%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation and state income taxes. The Company received income tax refunds of $53,000 during the nine months ended March 31, 2008 and made income tax payments of $0.8 million and $1.2 million respectively for the three and nine months ended March 31, 2008. Income tax payments for the nine months ended March 31, 2008 are higher than income tax payments for the nine months ended March 31, 2007 primarily as a result of prior utilization or expiration of certain state net operating losses which results in a higher state tax payable.

The effective tax rate for the three and nine months ended March 31, 2007 for continuing operations was 32.8% and 100.3%, respectively, which differs from the federal statutory rate of 35.0% primarily as a result of the portion of non-cash interest expense related to the Senior Discount Notes which is not deductible for income tax purposes, non-deductible executive compensation, state income taxes, and certain adjustments to prior year tax provisions. The Company made cash payments for income taxes of $0.2 million and $0.4 million, respectively, for the three and nine months ended March 31, 2007, primarily consisting of federal alternative minimum taxes and state income taxes.

Pursuant to Internal Revenue Code Section 382, if the Company underwent an ownership change, the federal net operating loss (“NOL”) carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by its NOL generated prior to the ownership change. If an ownership change were to occur, the Company may be unable to use a significant portion of its NOL to offset taxable income. See Part II, Item 1A below.

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

The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 resulted in a $12.8 million cumulative effect adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized. As of March 31, 2008, the Company had unrecognized tax benefits totaling approximately $34.1 million, $30.4 million of which would favorably impact our effective tax rate if subsequently recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of March 31, 2008 was approximately $1.3 million. Approximately $0.1 million and $0.2 million of interest and penalties was recorded for the three and nine months ended March 31, 2008. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

(8) Earnings Per Share

Income (loss) from continuing operations per share assuming dilution is computed by dividing income (loss) from continuing operations by the weighted-average number of shares outstanding. Income (loss) from continuing operations per share assuming dilution is computed based on the weighted-average number of shares outstanding after consideration of the dilutive effect of stock options.

A reconciliation of the weighted average number of shares outstanding utilized in the basic and diluted income (loss) from continuing operations per share computations for the three and nine months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (loss) from continuing operations	$1,277	$(3,212)	$2,544	$(1,266)

Average number of shares outstanding - Basic	24,823	24,632	24,775	24,574
Add: Incremental shares for dilutive effect of stock options	125	—	172	—

Average number of shares outstanding - Diluted	24,948	24,632	24,947	24,574

Income (loss) from continuing operations per share - Basic	$0.05	$(0.13)	$0.10	$(0.05)

Income (loss) from continuing operations per share - Diluted	$0.05	$(0.13)	$0.10	$(0.05)

Option shares with exercise prices above the average market prices of the Company’s common stock during the respective periods have been excluded from the calculation of diluted income (loss) from continuing operations per share. Such options totaled 424,000 at March 31, 2008.

For the three and nine months ended March 31, 2007, no shares of common stock underlying stock based awards were included in the computation of income (loss) from continuing operations per share assuming dilution because there was a loss from continuing operations.

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

Each reporting segment provides ambulance services while the Company’s fire and other services are predominately in the South and Southwest segments. During the first quarter of fiscal 2008, the Company determined that certain characteristics of its Georgia operations were more similar to the characteristics of operations residing in the Company’s South segment. Accordingly, the Company reorganized its operating segments and Georgia, formerly included in the Mid-Atlantic segment is now included in the South segment. As a result of this change, segment information for the three and nine months ended March 31, 2007 has been reclassified to conform with the segment information for the three and nine months ended March 31, 2008.

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

The following table summarizes segment information for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Mid-Atlantic	South	Southwest	West	Total
Three months ended March 31, 2008
Net revenues from external customers:
Ambulance services	$21,304	$23,757	$35,736	$26,297	$107,094
Other services (1)	880	6,444	11,089	293	18,706

Total net revenue	$22,184	$30,201	$46,825	$26,590	$125,800

Segment profit from continuing operations	$3,439	$2,428	$7,232	$444	$13,543

Three months ended March 31, 2007
Net revenues from external customers:
Ambulance services	$20,741	$20,275	$31,183	$22,829	$95,028
Other services (1)	911	5,832	9,747	(74)	16,416

Total net revenue	$21,652	$26,107	$40,930	$22,755	$111,444

Segment profit (loss) from continuing operations	$2,033	$2,039	$2,754	$(373)	$6,453

Nine months ended March 31, 2008
Net revenues from external customers:
Ambulance services	$62,623	$65,718	$100,569	$77,496	$306,406
Other services (1)	2,913	18,456	32,762	1,110	55,241

Total net revenue	$65,536	$84,174	$133,331	$78,606	$361,647

Segment profit from continuing operations	$13,289	$6,148	$16,591	$3,822	$39,850

Nine months ended March 31, 2007
Net revenues from external customers:
Ambulance services	$61,777	$58,456	$93,032	$74,272	$287,537
Other services (1)	2,760	17,259	29,003	427	49,449

Total net revenue	$64,537	$75,715	$122,035	$74,699	$336,986

Segment profit from continuing operations	$10,345	$7,901	$10,609	$5,805	$34,660

(1)	Other services consists of revenue generated from fire protection services; including master fire contract and subscription fire services, airport fire and rescue, home health care services, dispatch contracts, billing contracts and other miscellaneous forms of revenue.

The following is a reconciliation of segment profit to income (loss) from continuing operations before income taxes and minority interest (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Segment profit	$13,543	$6,453	$39,850	$34,660
Depreciation and amortization	(3,283)	(3,007)	(9,530)	(8,741)
Interest expense	(7,988)	(7,959)	(23,748)	(23,730)
Interest income	73	153	307	413

Income (loss) from continuing operations before income taxes and minority interest	$2,345	$(4,360)	$6,879	$2,602

Segment assets consist solely of accounts receivable since they are the only assets regularly reviewed by the Company’s chief operating decision maker for the purpose of assessing segment performance. The following table summarizes segment asset information (in thousands):

	March 31, 2008	June 30, 2007
Mid-Atlantic	$10,079	$11,659
South	16,407	16,543
Southwest	31,277	27,338
West	24,484	22,773

Total segment assets	$82,247	$78,313

The following table represents a reconciliation of segment assets to total assets (in thousands):

	March 31, 2008	June 30, 2007
Segment assets	$82,247	$78,313
Cash and cash equivalents	13,877	6,181
Inventories	8,381	8,782
Prepaid expenses and other	15,301	18,273
Deferred income taxes	74,251	83,145
Property and equipment, net	48,485	45,521
Goodwill	37,700	37,700
Insurance deposits	2,085	1,868
Other assets	19,904	20,342

Total assets	$302,231	$300,125

(10) Discontinued Operations

During fiscal 2008, the Company made the decision to exit four ambulance services markets in Dona Ana, New Mexico, Milton, Florida, Forsythe, Georgia and Baghdad, Arizona and two fire response markets in Paradise Valley, Arizona and Queen Creek, Arizona. Because the operations in these markets are considered separate components of the Company as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, their results of operations are reported within income from discontinued operations in the consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007. Although the decision to exit these markets occurred in fiscal 2008, the consolidated statements of operations for the three and nine months ended March 31, 2007 have been recast to reflect these operations as discontinued.

In addition to the recurring revenues and expenses associated with operations classified as discontinued, the Company recognized certain non-recurring pre-tax gains and losses during the three and nine months ended March 31, 2008 and 2007 as described below.

•

As discussed in Note 3, during the second quarter of fiscal 2008, the Company recognized gains of $1,873,000 on the sale of certain previously written-off self pay accounts receivables of which $295,000 was included within income (loss) from discontinued operations for the nine months ended March 31, 2008. The gains associated with discontinued operations were allocated to the Company’s Mid-Atlantic, South, West and Southwest segments and were $2,000, $180,000, $86,000 and $27,000, respectively.

•

During the second quarter of fiscal 2008, the Company recorded an additional reserve in the amount of $729,000 for a change in estimate relating to the U.S. government’s review of reimbursement levels for certain patients in the Company’s Washington D.C. operations, which were discontinued during fiscal 2004. The impact of this additional reserve is included in the Mid-Atlantic segment’s income (loss) from discontinued operations for the nine months ended March 31, 2008. The total reserve for this issue was $1.0 million at March 31, 2008.

•

During the third quarter of fiscal 2008, the Company recognized a $0.6 million gain of nonrefundable fire subscription prepayments upon the termination of its contract in Queen Creek, Arizona, effective January 1, 2008. This gain is recorded in the Southwest segment income from discontinued operations for the three and nine months ended March 31, 2008.

•

During the second quarter of fiscal 2007, the Company recorded a $0.7 million gain due to the sale of a business license held by one of the Company’s subsidiaries. This gain is recorded in the South segment income (loss) from discontinued operations for the nine months ended March 31, 2007.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenue:
Mid-Atlantic	$14	$—	$14	$—
South	44	1,446	1,425	4,253
Southwest	599	2,856	2,698	8,261
West	93	—	93	—

Net revenue from discontinued operations	$750	$4,302	$4,230	$12,514

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (loss):
Mid-Atlantic	$(26)	$—	$(427)	$—
South	(109)	1	(134)	537
Southwest	268	385	546	903
West	59	(4)	105	(7)

Income from discontinued operations, net of income taxes	$192	$382	$90	$1,433

Income from discontinued operations for the three and nine months ended March 31, 2008 is presented net of income tax expense of $140,000 and $60,000, respectively. Income from discontinued operations for the three and nine months ended March 31, 2007 is presented net of income tax expense of $145,000 and $699,000 respectively.

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

The following table presents the components of net periodic benefit cost for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Service cost	$433	$370	$1,299	$1,108
Interest cost	51	23	155	69
Expected return on plan assets	(112)	(60)	(336)	(178)
Amortization of gain	—	(1)	—	(5)

Net periodic pension benefit cost	$372	$332	$1,118	$994

During the second quarter of fiscal 2008, the Company updated the valuation of its projected benefit obligation at June 30, 2007 based on current census data. Due to changes in demographic experience caused by salary increases in excess of the assumed rate, the projected benefit obligation reported at June 30, 2007 was increased from $3.0 million to $3.3 million resulting in a $0.3 million decrease to the Plan’s funded status. The decrease in the Plan’s funded status was recognized in the consolidated statement of changes in stockholders’ deficit for the nine months ended March 31, 2008 as a $0.2 million reduction to other comprehensive income, net of a $0.1 million income tax benefit. The adjustment to other comprehensive income was offset by a $0.3 million decrease to noncurrent prepaid pension cost and a $0.1 million decrease in deferred tax liabilities.

The following table presents the assumptions used in the determination of net periodic benefit cost:

	2008	2007
Discount rate	6.26%	6.48%
Rate of increase in compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%

The Company contributed approximately $0.5 million and $1.9 million during the three and nine months ended March 31, 2008, respectively and $0.6 million and $1.8 million during the three and nine months ended March 31, 2007, respectively. The Company’s fiscal 2008 contributions are anticipated to approximate $2.6 million.

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

The Company negotiated a settlement in connection with the U.S. government’s investigation into alleged discounts made in violation of the federal Anti-Kickback Statute related to the Company’s discontinued operations in the State of Texas. Specifically, that certain of the Company’s contracts with medical facilities in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. In connection with the settlement of the alleged conduct, the Company entered into a Corporate Integrity Agreement (“CIA”), which is effective for a period of five years, beginning April 18, 2007. Pursuant to the CIA, the Company is required to maintain a compliance program that includes, among other things:

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

As previously discussed, the Company is subject to Medicare reviews and audits from time to time. During fiscal 2007, the Company appealed a determination made by a Medicare intermediary that certain claims for services provided in our Tennessee market were not reimbursable. As a result of such determination, $3.0 million was withheld from the Company in order to offset these alleged overpayments. In December 2007, an Administrative Law Judge in the Office of Medicare Hearings and Appeals (the “ALJ”) ruled that certain of the disputed claims were reimbursable. As a result of the ruling, the intermediary was instructed to recalculate the alleged overpayment based on a revised error rate, which excludes the claims the ALJ determined were reimbursable. The Company adjusted its contractual allowance by $1.9 million in the second quarter of fiscal 2008 based on the Company’s own extrapolation. During the three months ended March 31, 2008 and pursuant to the recalculation, $1.3 million of the $3.0 million withheld was returned to the Company at which time the Company adjusted its previously established contractual allowance by $0.2 million.

The U.S. government reviewed reimbursement levels for certain patients in the Company’s Washington D.C. operations, which were discontinued during fiscal 2004. Specifically, the government alleged that certain services were not reimbursed at the appropriate level of service based on documentation reviewed by the U.S. government. Although the Company has not admitted any liability with respect to the claims, the Company is in settlement negotiations with the U.S. government. The total reserve for this matter was $1.0 million at March 31, 2008.

Management believes that reserves established for specific contingencies of $2.3 million and $3.5 million as of March 31, 2008 and June 30, 2007, respectively, are adequate based on information currently available. The specific contingencies at March 31, 2008 include $1.3 million for the Ohio matter discussed above and $1.0 million for the Washington D.C. matter discussed above. The specific contingencies at June 30, 2007 primarily include $1.4 million for the Texas matter discussed above, $1.3 million for the Ohio matter discussed above, $0.6 million for a change in estimate relating to a level of service review and $0.2 million for the Washington D.C. matter discussed above. During the nine months ended March 31, 2008, the Company made full payment on remaining $1.4 million Texas obligation and the $0.6 million change in estimate associated with the level of service review.

(13) Subsequent Events

Non-Employee Director Grant

In April 2008, pursuant to the Company’s 2008 Incentive Stock Plan, the Company granted 49,500 restricted stock units (“RSUs”) to the non-employee members of the Board of Directors of the Company. Subject to continued service, the RSUs vest in three installments (3,000, 3,000 and 4,000 in the case of new directors, and 2,000, 2,000 and 2,500 in the case of existing directors) at the date of Company’s annual meeting of stockholders following fiscal years 2008 through 2010. The grant date fair value of the RSUs, which is approximately $0.1 million, is being amortized on a straight-line basis over the service period. The Company expects to recognize approximately $12,000 of stock-based compensation expense during the fourth quarter of fiscal 2008 as a result of the RSU grants to the non-employee Directors.

Unscheduled Principal Payment under Term Loan B Credit Facility

On May 12, 2008, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, the Company wrote-off approximately $0.1 million of deferred financing costs during the fourth quarter of fiscal 2008.

Contract Activity

In May, 2008, the Company concluded its service to the City of Tempe, Arizona, as its exclusive 911 provider. The Company will continue to provide non-emergency services within the City of Tempe under various arrangements with local hospitals and healthcare facilities.

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

Management’s Overview

Positive fundamental growth drivers within our industry remain strong. We continue to experience an increasing demand for our services evidenced by steady growth in net revenue and transport volume. Consolidated net revenue for the three and nine months ended March 31, 2008 increased $14.4 million (12.9%) and $24.7 million (7.3%), respectively, over the three and nine months ended March 31, 2007 primarily due to same service area growth. New contract revenues accounted for $1.1 million and $3.1 million of this net revenue growth for the three and nine months ended March 31, 2008, respectively.

We continue to trend positively with respect to our ongoing efforts to reduce uncompensated care, decrease days sales outstanding, and increase ambulance subsidies to help offset uncompensated care related to uninsured patients and increased ambulance unit hour costs. Our net medical transport APC has continued to increase compared to the prior year.

Executive Summary

We provide ambulance services, which consist primarily of emergency and non-emergency medical services, to approximately 400 communities in 23 states within the United States. We provide these services under contracts with governmental entities, hospitals, nursing homes, other healthcare facilities and organizations. As of March 31, 2008, we had approximately 95 exclusive contracts to provide 911 emergency medical ambulance services and approximately 870 contracts to provide non-emergency medical ambulance and wheelchair services. For the nine months ended March 31, 2008 and March 31, 2007, approximately 44% and 43%, respectively, of our transports were generated from emergency 911 ambulance services. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other interfacility transports, comprised 56% and 57% of our transports for the same period. Combined, the ambulance services generated 84.7% and 85.3% of net revenue for the nine months ended March 31, 2008 and March 31, 2007. The remaining balance of net revenue for the nine months ended March 31, 2008 was generated from private fire protection services, airport fire and rescue, home healthcare services, and other services.

Key Factors and Metrics We Use to Evaluate Our Operations

The key factors we use to evaluate our operations focus on the numbers of ambulance transports we take, the amount we expect to collect per transports and the cost we incur to provide these services.

The following is a summary of certain key operating statistics (EBITDA in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net Medical Transport APC (1)	$349	$327	$349	$337
DSO (2)	62	67	62	67
EBITDA (3)	$13,411	$6,169	$38,954	$33,402
Medical Transports (4)	285,114	271,129	819,379	794,286
Wheelchair Transports (5)	21,346	21,180	59,338	64,459

(1)	Net Medical Transport APC is defined as gross medical ambulance transport revenue less provisions for contractual allowances applicable to Medicare, Medicaid and other third-party payers and uncompensated care divided by medical transports from continuing operations. For the three and nine months ended March 31, 2008 the calculation excludes ($0.2) million and $1.7 million, respectively, of the effect of the alleged overpayment of Medicare claims in Tennessee.
(2)	Days Sales Outstanding is calculated using the average accounts receivable balance on a rolling 13-month basis and net revenue on a rolling 12-month basis and has not been adjusted to eliminate discontinued operations.
(3)	Defined as income from continuing operations before interest, income taxes, depreciation and amortization. See the discussion of EBITDA at “Liquidity and Capital Resources – EBITDA”.
(4)	Defined as emergency and non-emergency medical patient transports from continuing operations.
(5)	Defined as non-emergency, non-medical patient transports from continuing operations.

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

The following table shows the source of our uncompensated care write-offs as a percentage of total uncompensated care write-off’s:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Commercial Insurance	19%	21%	19%	19%
Co-Pay/Deductibles	8%	9%	8%	9%
Medicare / Medicaid Denials	9%	16%	10%	15%
Self-Pay	64%	54%	63%	57%

Total	100%	100%	100%	100%

The majority (63%), of our uncompensated care write-off’s are generated from self-pay accounts for the nine months ended March 31, 2008 with the balance of our uncompensated care write-offs being derived from; (1) commercial insurance (19%), (2) co-pay or deductibles (8%), and (3) Medicare or Medicaid denials (10%). These components are described in detail below;

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

In terms of transport volume, the self-pay patients we transport who are uninsured or otherwise have no ability to pay for our services have decreased as a percent of our transport mix in the first nine months of fiscal 2008 to 10.8% as compared to 11.2% in the first nine months of fiscal 2007.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2008 and 2007

(in thousands, except per share amounts)

	2008	% of Net Revenue	2007	% of Net Revenue	$ Change	% Change
Net revenue	$125,800	100.0%	$111,444	100.0%	$14,356	12.9%

Operating expenses:
Payroll and employee benefits	76,871	61.1%	70,880	63.6%	5,991	8.5%
Depreciation and amortization	3,283	2.6%	3,007	2.7%	276	9.2%
Other operating expenses	31,382	24.9%	30,180	27.1%	1,202	4.0%
Auto/general liability insurance expense	4,064	3.2%	3,952	3.5%	112	2.8%
(Gain) loss on sale of assets	10	0.0%	(21)	(0.0)%	31	#
(Gain) on property insurance settlement	(70)	(0.1)%	—	0.0%	(70)	#

Total operating expenses	115,540	91.8%	107,998	96.9%	7,542	7.0%

Operating income	10,260	8.2%	3,446	3.1%	6,814	#
Interest expense	(7,988)	(6.3)%	(7,959)	(7.1)%	(29)	(0.4)%
Interest income	73	0.1%	153	0.1%	(80)	(52.3)%

Income (loss) from continuing operations before income taxes and minority interest	2,345	1.9%	(4,360)	(3.9)%	6,705	#
Income tax (provision) benefit	(936)	(0.7)%	1,432	1.3%	(2,368)	#
Minority interest	(132)	(0.1)%	(284)	(0.3)%	152	53.5%

Income (loss) from continuing operations	1,277	1.0%	(3,212)	(2.9)%	4,489	#
Income from discontinued operations, net of income taxes	192	0.2%	382	0.3%	(190)	(49.7)%

Net income (loss)	$1,469	1.2%	$(2,830)	(2.5)%	$4,299	#

Income (loss) per share:
Basic -
Income (loss) from continuing operations	$0.05		$(0.13)		$0.18
Income from discontinued operations	0.01		0.02		(0.01)

Net income (loss)	$0.06		$(0.11)		$0.17

Diluted-
Income (loss) from continuing operations	$0.05		$(0.13)		$0.18
Income from discontinued operations	0.01		0.02		(0.01)

Net income (loss)	$0.06		$(0.11)		$0.17

Average number of common shares outstanding - Basic	24,823		24,632		191

Average number of common shares outstanding - Diluted	24,948		24,632		316

# - Variances over 100% not displayed.

Our results for the three months ended March 31, 2008 reflect an increase in net revenue of $14.4 million, or 12.9% compared to the three months ended March 31, 2007. The $4.3 million increase in net income is attributable to an increase of $4.5 million in income from continuing operations offset by a $0.2 million decrease from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Ambulance services	$107,094	$95,028	$12,066	12.7%
Other services	18,706	16,416	2,290	13.9%

Total net revenue	$125,800	$111,444	$14,356	12.9%

Ambulance Services

The $12.1 million increase in ambulance services revenue was primarily driven by a $9.8 million increase in same service area ambulance revenue, $1.1 million from new 911 and non-emergency contracts, $0.9 million in ambulance subsidies, and a $0.2 million positive reserve adjustment to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The increase in same service area ambulance revenue included a $6.3 million increase in net medical transport APC and $3.5 million increase in medical transport growth.

Below we provide two tables with quarterly comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Three Months Ended March 31,
	2008	2007	Transport Change	% Change
Same service area medical transports	281,808	271,129	10,679	3.9%
New contract medical transports	3,306	N/A	3,306	#

Medical transports from continuing operations	285,114	271,129	13,985	5.2%

# - Variances over 100% not displayed

Medical transportation volume increased 5.2% for the three months ended March 31, 2008. This increase was a result of same service area medical transport growth of 10,679 transports and new contract medical transport growth of 3,306 within the California, Missouri, Tennessee and Washington markets.

	Three Months Ended March 31,
	2008	% of Transports	2007	% Transports	Transport Change	% Change
Emergency medical transports	133,014	43.4%	126,037	43.1%	6,977	5.5%
Non-emergency medical transports	152,100	49.6%	145,092	49.7%	7,008	4.8%

Total medical transports	285,114	93.0%	271,129	92.8%	13,985	5.2%
Wheelchair transports	21,346	7.0%	21,180	7.2%	166	0.8%

Total transports from continuing operations	306,460	100.0%	292,309	100.0%	14,151	4.8%

We have experienced our most significant increase in transports from the emergency 911 sector.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $79.7 million and $75.8 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $3.9 million is primarily a result of rate increases, changes in payer mix, and changes in service level in certain markets and a $0.2 million positive reserve adjustment of Medicare claims in Tennessee for the period 2004 through 2005. Uncompensated care as a percentage of gross ambulance services revenue was 14.9% and 15.0% for the three months ended March 31, 2008 and 2007, respectively. An increase in transport volume associated with emergency response services coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in continued pressure on uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Three Months Ended March 31,
	2008	% of Gross	2007	% of Gross	$ Change	% Change
Gross ambulance services revenue	$219,452	100.0%	$200,874	100.0%	$18,578	9.2%
Contractual allowances	(79,712)	(36.3)%	(75,759)	(37.7)%	(3,953)	(5.2)%
Uncompensated care	(32,646)	(14.9)%	(30,087)	(15.0)%	(2,559)	(8.5)%

Net ambulance services revenue	$107,094	48.8%	$95,028	47.3%	$12,066	12.7%

Net Medical Transport APC

Net medical transports APC for the three months ended March 31, 2008 was $349 compared to $327 for the three months ended March 31, 2007. The 6.7% increase reflects four drivers: increased transport rates, change in the levels of uncompensated care offset by a concentration of transport growth within the emergency response sector; and changes in the number of basic life support versus advance life support transports provided.

Other Services

The $2.3 million increase in other services revenue is primarily due to $1.6 million, or 16.7%, increase in fire subscription revenue, $0.3 million, or 6.7%, increase in master fire contract fees with the balance attributable to wildland fire revenue, dispatch services and home health care services.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits for the three months ended March 31, 2008 were $76.9 million or 61.1% of net revenue, an increase of $6.0 million from $70.9 million, or 63.6% of net revenue, for the same period in the prior year. The increase was primarily due to a $3.1 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee, San Diego, California and Washington markets, $0.3 million due to annual cost of living adjustments and increased base wage rates to achieve optimum staffing levels, a $1.3 million increase in employee health insurance claims, and a $1.1 million increase in the management incentive program accrual compared to the prior year.

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the quarter.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2008 were $31.4 million, or 24.9% of net revenue, an increase of $1.2 million from $30.2 million, or 27.1% of net revenue, for the same period in the prior year. The increase is primarily due to a $0.9 million increase in fuel expense, $0.6 million increase related to the timing of operating expenses in the San Diego LLC operation, $0.4 million increase in operating supplies, $0.4 million increase in property lease expense, and $0.3 million increase in vehicle maintenance expense. These increases were offset by a $1.3 million medicare reserve contingency in the prior year.

Auto/General Liability Insurance Expense

Auto/general liability insurance expense for the three months ended March 31, 2008 were $4.1 million, or 3.2% of net revenue, an increase of $0.1 million from $4.0 million, or 3.5% of net revenue, for the same period in the prior quarter.

Interest Expense

Interest expense has remained flat compared to prior year’s quarter due to the continued non-cash accretion of our Senior Discount Notes offset by lower interest expense associated with a lower Term B loan balance.

Income Tax Provision

During the three months ended March 31, 2008, we recorded a $0.9 million income tax provision related to continuing operations resulting in an effective tax rate of 39.9%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego.

We also recorded $0.1 million income tax provision related to discontinued operations during the three months ended March 31, 2008. The Company made income tax payments of $0.8 million for the three months ended March 31, 2008.

During the three months ended March 31, 2007, we recorded a $1.4 million income tax benefit related to continuing operations resulting in an effective tax rate of 32.8%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.1 million in income tax provision related to discontinued operations during the three months ended March 31, 2007. The Company made income tax payments of $0.2 million for the three months ended March 31, 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During the third quarter of fiscal 2008, we made the decision to exit an ambulance transportation market in Baghdad, Arizona and lost a fire response contract in Queen Creek, Arizona. The financial results of these service areas for the three months ended March 31, 2008 and 2007 are included within income from discontinued operations.

Income from discontinued operations for the three months ended March 31, 2008 was $0.2 million and includes an income tax provision of $0.1 million. Income from discontinued operations before the income tax provision was due primarily to the recognition of $0.6 million of nonrefundable fire subscription prepayments upon the termination of our contract in Queen Creek, Arizona, effective January 1, 2008.

Income from discontinued operations for the three months ended March 31, 2007 was $0.4 million and includes an income tax provision of $0.1 million. Income from discontinued operations before the income tax provision was due primarily to operating income generated from our fire subscription services contract in Queen Creek, Arizona and to a lesser extent our 911 ambulance services contract in Baghdad, Arizona.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007—Segments

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$21,304	$20,741	$563	2.7%
Other services	880	911	(31)	(3.4)%

Total net revenue	$22,184	$21,652	$532	2.5%

Segment profit	$3,439	$2,033	$1,406	69.2%

Segment profit margin	15.5%	9.4%

Medical transports	62,484	64,075	(1,591)	(2.5)%

Wheelchair transports	6,131	5,655	476	8.4%

Net Medical Transport APC	$332	$314	$18	5.7%

DSO	47	56	(9)	(16.1)%

Revenue

Net revenue for the three months ended March 31, 2008 was $22.2 million, an increase of $0.5 million, or 2.5% from $21.7 million for the same period in the prior year. The increase in net revenue was primarily due to a $0.6 million increase in same service area ambulance revenue which included a $1.1 million increase in net medical transport APC, offset by $0.5 million decrease in medical transport growth. The decrease in medical transports of 1,591 (2.5%) reflects a high level of competition for non-emergency business within our Columbus, Ohio market which is driving transport volumes down.

Payroll and employee benefits

Payroll and employee benefits for the three months ended March 31, 2008 were $12.2 million, or 55% of net revenue, compared to $12.0 million, or 55% of net revenue, for the same period in the prior year. The $0.2 million increase was primarily due to a $0.6 million increase due to annual cost of living and base wage rate increases offset by a $0.5 million decrease due to fewer ambulance unit hours.

Operating expenses

Operating expenses, including auto/general liability expenses, for the three months ended March 31, 2008 were $4.8 million, or 22% of net revenue, compared to $6.3 million, or 29% of net revenue. The $1.5 million decrease is primarily due to a $1.3 million medicare reserve contingency in the prior year and a $0.4 million decrease in auto/general liability insurance expense.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the agreement to settle the proposed Board of Directors election contest.

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$23,757	$20,275	$3,482	17.2%
Other services	6,444	5,832	612	10.5%

Total net revenue	$30,201	$26,107	$4,094	15.7%

Segment profit	$2,428	$2,039	$389	19.1%

Segment profit margin	8.0%	7.8%

Medical transports	74,660	68,463	6,197	9.1%

Wheelchair transports	4,073	4,584	(511)	(11.1)%

Net Medical Transport APC	$279	$266	$13	4.9%

Fire subscriptions at period end	34,018	34,325	(307)	(0.9)%

DSO	54	62	(8)	(12.9)%

Revenue

Net revenue for the three months ended March 31, 2008 was $30.2 million, an increase of $4.1 million, or 15.7% from $26.1 million for the same period in the prior year. The increase in net revenue was primarily due to a $2.3 million increase in same service area ambulance revenue, a $0.6 million increase in ambulance subsidies, a $0.2 million increase related to new ambulance contracts in Missouri and Tennessee, and a $0.2 million positive reserve adjustment of Medicare claims in Tennessee for the period 2004 through 2005. The increase in same service area ambulance revenue included a $0.9 million increase in net medical transport APC and a $1.4 million increase in medical transport growth. The increase in medical transports of 6,197 (9.1%) was primarily due to growth in our Tennessee and Alabama markets. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Within other services revenue, master fire contracts increased $0.4 million.

Payroll and employee benefits

Payroll and employee benefits for the three months ended March 31, 2008 were $18.7 million, or 62% of net revenue, compared to $16.1 million, or 61% of net revenue, for the same period in the prior year. The $2.6 million increase is primarily due to $2.6 million from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee market and $0.3 million due to annual cost of living and base wage rate increases to achieve optimum staffing levels.

Operating expenses

Operating expenses, including auto/general liability expenses, for the three months ended March 31, 2008 were $6.6 million, or 22% of net revenue compared to $6.2 million, or 24% of net revenue, for the same period in the prior year. The $0.4 million increase is primarily due to $0.3 million increase in fuel expense.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the agreement to settle the proposed Board of Directors election contest.

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$35,736	$31,183	$4,553	14.6%
Other services	11,089	9,747	1,342	13.8%

Total net revenue	$46,825	$40,930	$5,895	14.4%

Segment profit	$7,232	$2,754	$4,478	#

Segment profit margin	15.4%	6.7%

Medical transports	71,507	65,280	6,227	9.5%

Wheelchair transports	1,882	3,354	(1,472)	(43.9)%

Net Medical Transport APC	$490	$470	$20	4.3%

Fire subscriptions at period end	86,341	84,939	1,402	1.7%

DSO	61	61	—	0.0%

# - Variances over 100% not displayed

Revenue

Net revenue for the three months ended March 31, 2008 was $46.8 million, an increase of $5.9 million, or 14.4% from $40.9 million for the same period in the prior year. The increase in net revenue was primarily due to a $4.4 million increase in same service area ambulance revenue and $0.2 million increase in ambulance subsidies. The increase in same service area ambulance revenue included a $2.9 million increase in medical transport growth and $1.5 million increase in net medical transport APC. The net increase in medical transports of 6,227 (9.5%) was due to growth in the Southern Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue increased primarily due to $1.5 million in fire subscription revenue driven by higher subscription rates.

Payroll and employee benefits

Payroll and employee benefits for the three months ended March 31, 2008 were $24.8 million, or 53% of net revenue, compared to $25.6 million, or 63% of net revenue, for the same period in the prior year. The $0.8 million decrease was primarily due to a $0.8 million decrease in sign on bonuses and administrative downsizing and a $0.2 million positive pension plan actuarial adjustment previously recorded on a consolidated basis. These decreases were offset by a $0.2 million increase due to increased ambulance unit hours.

Operating expenses

Operating expenses, including auto/general liability expenses, for the three months ended March 31, 2008 were $10.9 million, or 23% of net revenue, compared to $9.8 million, or 24% of net revenue, for the same period in the prior year. The $1.1 million increase is primarily due to $0.6 million in operating supplies due to increased transports and $0.3 million in fuel expense.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the agreement to settle the proposed Board of Directors election contest.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$26,297	$22,829	$3,468	15.2%
Other services	293	(74)	367	#

Total net revenue	$26,590	$22,755	$3,835	16.9%

Segment profit (loss)	$444	$(373)	$817	#

Segment profit margin	1.7%	(1.6)%

Medical transports	76,463	73,311	3,152	4.3%

Wheelchair transports	9,260	7,587	1,673	22.1%

Net Medical Transport APC	$301	$268	$33	12.3%

DSO	85	92	(7)	(7.6)%

# - Variances over 100% not displayed

Revenue

Net revenue for the three months ended March 31, 2008 was $26.6 million, an increase of $3.8 million, or 16.9% from $22.8 million for the same period in the prior year. The increase in net revenue was primarily due to a $0.9 million increase in new ambulance contract revenue in Washington and San Diego, California, and a $2.5 million increase in same service area ambulance revenue. The same service area ambulance revenue included $2.3 million increase in net medical transport APC and a $0.2 million increase in medical transport growth. The net increase in medical transports of 3,152 (4.3%) was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in Colorado as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports. The increase in wheelchair transports reflects the increased volume in the Washington markets related to new contracts providing a compliment of services.

Payroll and employee benefits

Payroll and employee benefits for the three months ended March 31, 2008 were $15.4 million, or 58% of net revenue, compared to $14.2 million, or 63% of net revenue, for the same period in the prior year. The $1.2 million increase is primarily due to a $0.8 million increase in ambulance unit hours due to the new contracts in our Washington and San Diego, California markets as well as a $0.4 million increase from annual base rate cost of living adjustments and competitive wages to achieve optimum staffing levels.

Operating expenses

Operating expenses, including auto/general liability expenses, for the three months ended March 31, 2008 were $9.1 million, or 34% of net revenue, compared to $7.7 million, or 34% of net revenue, for the same period in the prior year. The $1.4 million increase is primarily due to $0.6 million increase related to the timing of operating expenses in the to San Diego LLC operation, $0.2 million increase in professional fees associated with response to RFP expenses, and $0.2 million in fuel expense.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the agreement to settle the proposed Board of Directors election contest.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

RURAL/METRO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended March 31, 2008 and 2007

(in thousands, except per share amounts)

	2008	% of Net Revenue	2007	% of Net Revenue	$ Change	% Change
Net revenue	$361,647	100.0%	$336,986	100.0%	$24,661	7.3%

Operating expenses:
Payroll and employee benefits	225,347	62.3%	211,585	62.8%	13,762	6.5%
Depreciation and amortization	9,530	2.6%	8,741	2.6%	789	9.0%
Other operating expenses	87,805	24.3%	79,289	23.5%	8,516	10.7%
Auto/general liability insurance expense	10,008	2.8%	11,465	3.4%	(1,457)	(12.7)%
(Gain) loss on sale of assets	(1,293)	(0.4)%	(13)	(0.0)%	(1,280)	#
(Gain) on property insurance settlement	(70)	(0.0)%	—	0.0%	(70)	#

Total operating expenses	331,327	91.6%	311,067	92.3%	20,260	6.5%

Operating income	30,320	8.4%	25,919	7.7%	4,401	17.0%
Interest expense	(23,748)	(6.6)%	(23,730)	(7.0)%	(18)	(0.1)%
Interest income	307	0.1%	413	0.1%	(106)	(25.7)%

Income from continuing operations before income taxes and minority interest	6,879	1.9%	2,602	0.8%	4,277	#
Income tax provision	(3,439)	(1.0)%	(2,610)	(0.8)%	(829)	(31.8)%
Minority interest	(896)	(0.2)%	(1,258)	(0.4)%	362	28.8%

Income (loss) from continuing operations	2,544	0.7%	(1,266)	(0.4)%	3,810	#
Income from discontinued operations, net of income taxes	90	0.0%	1,433	0.4%	(1,343)	(93.7)%

Net income	$2,634	0.7%	$167	0.0%	$2,467	#

Income (loss) per share
Basic -
Income (loss) from continuing operations	$0.10		$(0.05)		$0.15
Income from discontinued operations	0.01		0.06		(0.05)

Net income	$0.11		$0.01		$0.10

Diluted-
Income (loss) from continuing operations	$0.10		$(0.05)		$0.15
Income from discontinued operations	0.01		0.06		(0.05)

Net income	$0.11		$0.01		$0.10

Average number of common shares outstanding - Basic	24,775		24,574		201

Average number of common shares outstanding - Diluted	24,947		24,574		373

# - Variances over 100% not displayed.

Our results for the nine months ended March 31, 2008 reflect an increase in net revenue of $24.7 million, or 7.3% compared to the nine months ended March 31, 2007. The $2.5 million increase in net income is attributable to an increase of $3.8 million in income from continuing operations offset by a $1.3 million decrease in income from discontinued operations.

Net Revenue

The following table shows a comparison of consolidated net revenue by business (in thousands):

	Nine Months Ended March 31,
	2008	2007	$ Change	% Change
Ambulance services	$306,406	$287,537	$18,869	6.6%
Other services	55,241	49,449	5,792	11.7%

Total net revenue	$361,647	$336,986	$24,661	7.3%

Ambulance Services

The $18.9 million increase in ambulance services revenue was driven by a $15.4 million increase in same service area ambulance revenue, $3.1 million from new 911 and non-emergency contracts, $2.3 million in ambulance subsidies, offset by a $1.7 million reserve to contractual allowances pursuant to an alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005 and a $0.6 million decrease in wheelchair services as a result of an ongoing strategic effort to outsource non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. The increase in same service area ambulance revenue included a $9.9 million increase in net medical transport APC and $5.5 million increase in medical transport growth.

Below we provide two tables with year-to-date comparative transport data. The first table summarizes medical transport volume into same service area and new contracts, while the second table summarizes total transport volume into emergency, non-emergency and wheelchair.

	Nine Months Ended March 31,
	2008	2007	Transport Change	% Change
Same service area medical transports	810,567	794,286	16,281	2.0%
New contract medical transports	8,812	—	8,812	#

Medical transports from continuing operations	819,379	794,286	25,093	3.2%

# - Variances over 100% not displayed

Medical transportation volume increased 3.2% for the nine months ended March 31, 2008. This increase was a result of same service area medical transport growth of 16,281 transports and new contract medical transport growth of 8,812, within the California, Missouri, Tennessee and Washington markets.

	Nine Months Ended March 31,
	2008	% of Transports	2007	% of Transports	Transport Change	% Change
Emergency medical transports	385,577	43.9%	368,928	43.0%	16,649	4.5%
Non-emergency medical transports	433,802	49.3%	425,358	49.5%	8,444	2.0%

Total medical transports	819,379	93.2%	794,286	92.5%	25,093	3.2%
Wheelchair transports	59,338	6.8%	64,459	7.5%	(5,121)	(7.9)%

Total transports from continuing operations	878,717	100.0%	858,745	100.0%	19,972	2.3%

We have experienced our most significant increase in transports from the emergency 911 sector.

Contractual Allowances and Uncompensated Care

Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $228.2 million and $207.5 million for the nine months ended

March 31, 2008 and 2007, respectively. The increase of $20.7 million is primarily a result of rate increases and changes in payer mix, and changes in service level in certain markets and a $1.7 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. Uncompensated care as a percentage of gross ambulance services revenue was 14.8% and 14.3% for the nine months ended March 31, 2008 and 2007, respectively. An increase in transport volume associated with emergency response services coupled with denials for medical necessity, non-covered services, co-pays and deductibles have resulted in a rise in uncompensated care.

Both contractual allowances and uncompensated care are reflected as a reduction of gross ambulance services revenue. A reconciliation of gross ambulance services revenue to net ambulance services revenue is included in the table below (in thousands):

	Nine Months Ended March 31,
	2008	% of Gross	2007	% of Gross	$ Change	% Change
Gross ambulance services revenue	$627,561	100.0%	$577,903	100.0%	$49,658	8.6%
Contractual allowances	(228,198)	(36.4)%	(207,483)	(35.9)%	(20,715)	(10.0)%
Uncompensated care	(92,957)	(14.8)%	(82,883)	(14.3)%	(10,074)	(12.2)%

Net ambulance services revenue	$306,406	48.8%	$287,537	49.8%	$18,869	6.6%

Net Medical Transport APC

Net medical transports APC for the nine months ended March 31, 2008 was $349 compared to $337 for the nine months ended March 31, 2007. The 3.6% increase reflects four drivers: increased transport rates, change in the levels of uncompensated care offset by a concentration of transport growth within the emergency response sector; and changes in the number of basic life support versus advance life support transports provided.

Other Services

The $5.8 million increase in other services revenue is primarily due to $2.9 million, or 9.7%, increase in fire subscription revenue, $2.0 million, or 15.8%, increase in master fire contract fees, with the balance attributable to dispatch services and home health care services.

Operating Expenses

Payroll and Employee Benefits

Payroll and employee benefits for the nine months ended March 31, 2008 were $225.3 million or 62.3% of net revenue, an increase of $13.7 million from $211.6 million, or 62.8% of net revenue, for the same period in the prior year. The increase was primarily due to a $8.1 million increase from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee and California markets and new contracts in our Washington and San Diego, California markets, $2.0 million due to annual cost of living adjustments and increased base wage rates to achieve optimum staffing levels, a $1.7 million increase in the management incentive program accrual, a $1.3 million increase in employee health insurance claims and a $0.2 million decrease in the positive workers compensation actuarial claims adjustment as compared to prior year ($2.5 million recognized in December 2007 at the segment level compared to $2.7 million recognized in December 2006 at the consolidated level).

Depreciation and Amortization

The increase in depreciation and amortization is primarily due to additional capital expenditures during the year.

Other Operating Expenses

Other operating expenses for the nine months ended March 31, 2008 were $87.8 million, or 24.3% of net revenue, an increase of $8.5 million from $79.3 million, or 23.5% of net revenue, for the same period in the prior year. The increase is primarily due to a $2.8 million increase in professional fees related to tax, legal, and audit fees associated with the adoption of FIN 48, a financial statement restatement, and the review of Internal Revenue Code Section 382 matters, as well as expenses related to the agreement to settle the proposed Board of Directors election contest, contract renewals, and responses to contract proposals and union negotiations. In addition, we recognized a $1.9 million increase in fuel expense, $1.4 million increase in vehicle maintenance expense, $1.2 million increase in property lease expenses, $1.0 million increase related to the timing of expenses in the San Diego LLC operation, $0.8 million increase in operating supplies, with the balance due to various administrative expenses. These increases were offset by a $1.3 million medicare reserve contingency in the prior year.

Auto/General Liability Insurance Expense

Auto/general liability insurance expense for the nine months ended March 31, 2008 were $10.0 million, or 2.8% of net revenue, a decrease of $1.5 million from $11.5 million, or 3.4% of net revenue, for the same period in the prior year. The decrease is due to $1.9 million positive actuarial claims adjustment recognized in December 2007 compared to a $0.4 million positive actuarial claims adjustment recognized in December 2006.

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

Interest Expense

Interest expense has remained flat compared to prior year due to the continued non-cash accretion of our Senior Discount Notes offset by lower interest expense associated with a lower Term B loan balance.

Income Tax Provision

During the nine months ended March 31, 2008, we recorded a $3.4 million income tax provision related to continuing operations resulting in an effective tax rate of 50%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes. Additionally, our effective tax rate includes a reduction related to income included in pretax income that is attributable to the minority interest in our joint venture with the City of San Diego. The effective tax rate for the nine months ended March 31, 2008 differs from the effective tax rate for the year ended June 30, 2007 primarily as a result of lower pre-tax income for the year ended June 30, 2007.

We also recorded a $0.1 million income tax provision related to discontinued operations during the nine months ended March 31, 2008. The Company received income tax refunds of $53,000 during the nine months ended March 31, 2008 and made income tax payments of $1.2 million for the nine months ended March 31, 2008.

During the nine months ended March 31, 2007, we recorded a $2.6 million income tax provision related to continuing operations resulting in an effective tax rate of 100.3%. This rate differs from the federal statutory rate of 35.0% primarily as a result of increases for the portion of non-cash interest expense related to our Senior Discount Notes, which is not deductible for income tax purposes, non-deductible executive compensation, and state income taxes.

We also recorded $0.7 million in income tax provision related to discontinued operations during the nine months ended March 31, 2007. The Company made income tax payments of $0.4 million for the nine months ended March 31, 2007.

Minority Interest

Minority interest relates to the City of San Diego’s portion (50%) of the San Diego Medical Services Enterprise, LLC fiscal year-to-date net income.

Discontinued Operations

During fiscal 2008, we made the decision to exit four ambulance transportation markets and two fire response markets and, as a result, the financial results of these service areas for the nine months ended March 31, 2008 and 2007 are included in income from discontinued operations.

Income from discontinued operations for the nine months ended March 31, 2008 was $0.1 million and includes an income tax provision of $0.1 million. Income from discontinued operations before the impact of the income tax provision was due primarily to the recognition of $0.6 million of nonrefundable fire subscription prepayments upon the termination of our contract in Queen Creek, Arizona, effective January 1, 2008 and a $0.3 million gain on the sale of certain previously written-off self pay accounts receivable offset by a $0.7 million reserve for a change in estimate relating to the U.S. government’s review of service levels provided to certain patients in our Washington D.C. operations, which were discontinued in fiscal 2004.

Income from discontinued operations for the nine months ended March 31, 2007 was $1.4 million and includes an income tax provision of $0.7 million. Income from discontinued operations before the impact of the income tax provision was due primarily to operating income generated from our fire subscription services contract in Queen Creek, Arizona and a pre-tax gain of $0.7 million due to the sale of a business license held by one of our subsidiaries.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007—Segments

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

Mid-Atlantic

The following table presents financial results and key operating statistics for the Mid-Atlantic operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$62,623	$61,777	$846	1.4%
Other services	2,913	2,760	153	5.5%

Total net revenue	$65,536	$64,537	$999	1.5%

Segment profit	$13,289	$10,345	$2,944	28.5%

Segment profit margin	20.3%	16.0%

Medical transports	184,165	191,853	(7,688)	(4.0)%

Wheelchair transports	16,659	17,928	(1,269)	(7.1)%

Net Medical Transport APC	$329	$311	$18	5.8%

DSO	47	56	(9)	(16.1)%

Revenue

Net revenue for the nine months ended March 31, 2008 was $65.5 million, an increase of $1.0 million, or 1.5% from $64.5 million for the same period in the prior year. The increase in net revenue was primarily due to a $1.0 million increase in same service area ambulance revenue which includes a $3.4 million increase in net medical transport APC, offset by a $2.4 million decrease in medical transport growth. The decrease in medical transports of 7,688 (4.0%) primarily reflects the continued decreasing population trend within our New York and Ohio markets, including Buffalo, Rochester, Syracuse and Youngstown. In addition, we continue to experience a high level of competition for non-emergency business within our Columbus, Ohio market which is driving transport volumes down. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue includes a $0.2 million increase in home healthcare services.

Payroll and employee benefits

Payroll and employee benefits for the nine months ended March 31, 2008 were $34.7 million, or 53% of net revenue, compared to $35.8 million, or 56% of net revenue, for the same period in the prior year. The $1.1 million decrease was primarily due to a $1.4 million decrease in ambulance unit hour utilization and a $1.1 million positive workers compensation actuarial claims adjustment offset by a $0.7 million increase from annual base rate cost of living adjustments and an increase of $0.5 million in workers compensation claims cost.

Operating expenses

Operating expenses, including auto/general liability expenses, for the nine months ended March 31, 2008 were $12.7 million, or 19% of net revenue, compared to $14.9 million, or 23% of net revenue. The $2.2 million decrease is primarily due to a $1.3 million medicare reserve contingency recorded in the prior year, a $1.1 million decrease in auto/general liability insurance claim costs and a $0.7 million positive auto/general liability actuarial claims adjustment offset by a $0.3 million increase in vehicle maintenance expense, a $0.2 million increase in fuel expense and a $0.2 million increase in legal fees associated with contract negotiations, with the balance due to various administrative expenses.

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

South

The following table presents financial results and key operating statistics for the South operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$65,718	$58,456	$7,262	12.4%
Other services	18,456	17,259	1,197	6.9%

Total net revenue	$84,174	$75,715	$8,459	11.2%

Segment profit	$6,148	$7,901	$(1,753)	(22.2)%

Segment profit margin	7.3%	10.4%

Medical transports	213,334	199,958	13,376	6.7%

Wheelchair transports	12,266	12,855	(589)	(4.6)%

Net Medical Transport APC	$279	$260	$19	7.3%

Fire subscriptions at period end	34,018	34,325	(307)	(0.9)%

DSO	54	62	(8)	(12.9)%

Revenue

Net revenue for the nine months ended March 31, 2008 was $84.2 million, an increase of $8.5 million, or 11.2% from $75.7 million for the same period in the prior year. The increase in net revenue was primarily due to a $6.3 million increase in same service area ambulance revenue, a $1.6 million increase in ambulance subsidies and a $1.1 million increase related to new ambulance contract revenue in Missouri and Tennessee, offset by a $1.7 million alleged overpayment of Medicare claims in Tennessee for the period 2004 through 2005. The same service area ambulance revenue included a $3.8 million increase in net medical transport APC and a $2.5 million increase in medical transport growth. The increase in medical transports of 13,376 (6.7%) was primarily due to growth in our Tennessee and Alabama markets. The decrease in wheelchair transports results from an ongoing strategic effort to outsource non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Within other services revenue, master fire contracts increased $1.0 million partially offset by a decrease in fire subscription revenue as the home owner associations move to master fire contracts.

Payroll and employee benefits

Payroll and employee benefits for the nine months ended March 31, 2008 were $54.2 million, or 64% of net revenue, compared to $47.3 million, or 62% of net revenue, for the same period in the prior year. The $6.9 million increase is primarily due to $6.6 million from additional ambulance unit hours to meet more stringent service level requirements in our Tennessee market, $0.4 million due to annual cost of living and base wage rate increases to achieve optimum staffing levels and $0.3 million due to higher employee health insurance costs. These increases were offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expenses

Operating expenses, including auto/general liability expenses, for the nine months ended March 31, 2008 were $17.3 million, or 21% of net revenue, compared to $16.1 million, or 21% of net revenue, for the same period in the prior year. The $1.2 million increase was due to a $0.8 million increase in maintenance expense, a $0.8 million increase in fuel expense and $0.2 million in higher property lease expense. These increases were offset by a $0.6 million decrease in auto/general liability overall claims and a $0.5 million positive auto/general liability actuarial claims adjustment with the balance due to various administrative expenses.

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

Southwest

The following table presents financial results and key operating statistics for the Southwest operations (in thousands, except medical transports, wheelchair transports, net medical transport APC, fire subscriptions and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$100,569	$93,032	$7,537	8.1%
Other services	32,762	29,003	3,759	13.0%

Total net revenue	$133,331	$122,035	$11,296	9.3%

Segment profit	$16,591	$10,609	$5,982	56.4%

Segment profit margin	12.4%	8.7%

Medical transports	196,820	184,825	11,995	6.5%

Wheelchair transports	5,627	10,095	(4,468)	(44.3)%

Net Medical Transport APC	$501	$495	$6	1.2%

Fire subscriptions at period end	86,341	84,939	1,402	1.7%

DSO	61	61	—	0.0%

Revenue

Net revenue for the nine months ended March 31, 2008 was $133.3 million, an increase of $11.3 million, or 9.3% from $122.0 million for the same period in the prior year. The increase in net revenue was primarily due to a $7.1 million increase in same service area ambulance revenue, and a $0.7 million increase in ambulance subsidies offset by $0.3 million decrease in wheelchair services. The increase in same service area ambulance revenue includes a $5.9 million increase in medical transport growth and a $1.2 million increase in net medical transport APC. The net increase in medical transports of 11,995 (6.5%) was due to growth in the Southern Arizona markets. The decrease in wheelchair transports results from an ongoing strategic effort to call screen non-contractually required non-medically necessary transports, which are reimbursed at a significantly lower rate than medically necessary transports. Other services revenue increased primarily due to $3.0 million in fire subscription revenue and $1.0 million in master fire contract fees offset by a $0.3 million decrease in wildland fire services.

Payroll and employee benefits

Payroll and employee benefits for the nine months ended March 31, 2008 were $76.1 million, or 57% of net revenue, compared to $76.4 million, or 63% of net revenue, for the same period in the prior year. The $0.3 million decrease was primarily due to a $0.7 million positive pension plan actuarial adjustment previously recorded on a consolidated basis, a $0.4 million positive workers compensation actuarial claims adjustment, and a $0.4 million decrease in training and sign-on bonus as a result of being fully staffed; offset by a $0.9 million increase in ambulance unit hours and a $0.4 million severance accrual for administrative downsizing.

Operating expenses

Operating expenses, including auto/general liability expenses, for the nine months ended March 31, 2008 were $30.3 million, or 23% of net revenue, compared to $28.2 million, or 23% of net revenue, for the same period in the prior year. The $2.1 million increase is primarily due to a $0.7 million increase in property lease expenses, a $0.6 million increase in operating supplies, a $0.4 million increase in fuel expense and a $0.4 million increase in auto/general liability insurance claim costs and various administrative expenses offset by a $0.3 million positive auto/general liability actuarial claims adjustment.

In addition, corporate overhead allocations increased resulting from increased costs surrounding the financial statement restatement, FIN 48 disclosure requirements, the review of Internal Revenue Code Section 382 matter and the agreement to settle the proposed Board of Directors election contest.

(Gain)/Loss on sale of assets

During the second quarter of fiscal 2008, we entered into two transactions to sell certain of our previously written-off self pay accounts receivables to an unrelated third party. The gain recognized in Southwest totaled $0.4 million.

West

The following table presents financial results and key operating statistics for the West operations (in thousands, except medical transports, wheelchair transports, net medical transport APC and DSO):

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
Net revenue
Ambulance services	$77,496	$74,272	$3,224	4.3%
Other services	1,110	427	683	#

Total net revenue	$78,606	$74,699	$3,907	5.2%

Segment profit	$3,822	$5,805	$(1,983)	(34.2)%

Segment profit margin	4.9%	7.8%

Medical transports	225,060	217,650	7,410	3.4%

Wheelchair transports	24,786	23,581	1,205	5.1%

Net Medical Transport APC	$301	$297	$4	1.3%

DSO	85	92	(7)	(7.6)%

# - Variances over 100% not displayed

Revenue

Net revenue for the nine months ended March 31, 2008 was $78.6 million, an increase of $3.9 million, or 5.2% from $74.7 million for the same period in the prior year. The increase in net revenue was due primarily to a $2.0 million increase in new ambulance contract revenue in Washington and San Diego, California and a $0.9 million increase in same service area ambulance revenue. The increase in same service area ambulance revenue includes a $0.6 million increase in medical transport growth and a $0.3 million increase in net medical transport APC. The net increase in medical transports of 7,410 (3.4%) was due to growth in the San Diego, Pacific Northwest and Nebraska markets offset by a decline in our Colorado markets as a result of the University of Colorado hospital system consolidating its campuses and reducing the volume of non-emergency transports. The increase in wheelchair transports reflects the increased volume in the Washington markets related to new contracts providing a compliment of services. The increase in other services revenue is primarily related to the assistance we provided during the San Diego forest fires in September and October of 2007.

Payroll and employee benefits

Payroll and employee benefits for the nine months ended March 31, 2008 were $44.8 million, or 57% of net revenue, compared to $42.3 million, or 57% of net revenue, for the same period in the prior year. The $2.5 million increase is primarily due to a $2.1 million increase in additional ambulance unit hours due to the new contracts in our Washington and San Diego, California markets and $0.9 million increase from annual base rate cost of living adjustments and competitive wages to achieve optimum staffing levels. These increases were offset by a $0.5 million positive workers compensation actuarial claims adjustment.

Operating expenses

Operating expenses, including auto/general liability expenses, for the nine months ended March 31, 2008 were $25.7 million, or 33% of net revenue, compared to $23.5 million, or 31% of net revenue, for the same period in the prior year. The $2.2 million increase is primarily due to a $1.0 million increase related to the timing of expenses in the San Diego LLC operation, $0.5 million increase in fuel expense, a $0.3 million increase in operating supplies, $0.2 million increase in maintenance expense, $0.2 million in higher property lease expense, $0.2 million increase in collection agency fees and various administrative expenses. These increases were offset by a $0.4 million positive auto/general liability actuarial claims adjustment.

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

Revenue Recognition

Ambulance services revenue is recognized when services are provided and are recorded net of contractual allowances applicable to Medicare, Medicaid and other third-party payers and net of estimates for uncompensated care. The collectability of these fees is analyzed using historical collection experience within each service area. Using collection data resident in our billing system, we estimate the percentage of gross ambulance fees that will not be collected and record provisions for both contractual allowances and uncompensated care. The portion of the provision allocated to contractual allowances is based on historical write-offs relating to such contractual allowances as a percentage of the related gross ambulance services revenue recognized for each service area. The ratio is then applied to current period gross ambulance fees to determine the portion of the provision that will be recorded as a reduction in revenue. The remaining amount of the provision is classified as uncompensated care. If the historical data used to calculate these estimates does not properly reflect the ultimate collectability of the current revenue stream, revenue could be overstated or understated. Contractual allowances applicable to Medicare, Medicaid and other third-party payers related to continuing operations, which are reflected as a reduction of gross ambulance services revenue, totaled $79.7 million and $228.2 million for the three and nine months ended March 31, 2008, respectively, and $75.8 million and $207.5 million for the three and nine months ended March 31, 2007, respectively.

Uncompensated care can be affected by a variety of factors, including the number of patients we transport that do not pay us for the medical services we provide, a sustained disruption in collections, and the quality of our billing documentation and procedures. The estimate for uncompensated care that is applied to gross ambulance services revenue is calculated as the difference between the total expected collection percentage less contractual discounts described above. If historical data used to calculate these estimates do not properly reflect the ultimate collectability of the current revenue stream, the estimate for uncompensated care may be overstated or understated. The estimate for uncompensated care on gross ambulance services revenue from continuing operations totaled $32.6 million and $93.0 million for the three and nine months ended March 31, 2008, respectively, and $30.1 million and $82.9 million for the three and nine months ended March 31, 2007, respectively.

During the quarter ended December 31, 2006, we changed our accounting policy relating to the classification of estimated uncollectible amounts related to self-pay patients. This change in accounting policy was applied retrospectively in accordance with SFAS 154, Accounting Changes and Error Corrections. We now reflect revenue net of estimated uncompensated care, and this Quarterly Report reflects such change. Previously, we recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense.

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

Reserves related to workers’ compensation claims totaled $13.4 million and $11.8 million at March 31, 2008 and June 30, 2007, respectively. Reserves related to general liability claims totaled $30.4 million and $30.6 million at March 31, 2008 and June 30, 2007, respectively.

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

Effective July 1, 2007, we began to measure and record tax contingency accruals in accordance with FASB Financial Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Prior to July 1, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.

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

We have available to us, upon compliance with certain conditions, a $20 million revolving credit facility, less any letters of credit outstanding under the $10 million sub-line within the revolving credit facility. In December 2007 and January 2008, we borrowed and repaid $1.3 million and $2.5 million, respectively, on the revolving credit facility. There were no amounts outstanding under the revolving credit facility and there was $0.5 million of outstanding letters of credit issued under the sub-line at March 31, 2008.

Cash Flow

Throughout the year, we experience significant periodic outflows of cash for debt service, management bonuses, 401(k) employer matching contributions, defined benefit pension plan contributions, income tax payments, workers compensation and general liability insurance premium deposits, and capital expenditures.

The following table presents various outflows of cash for the nine months ended March 31, 2008 and 2007 (in millions):

	Nine Months Ended March 31,
	2008	2007
Cash Payments
Senior Subordinated Notes interest	$12.4	$12.4
Capital expenditures	10.5	10.8
Term Loan B interest	5.2	6.1
Term Loan B principal	5.0	14.0
Defined benefit pension plan contributions	1.9	1.8
401(k) employer matching contributions	1.5	1.4
Income tax payments	1.2	0.4
Management Incentive Plan	0.7	4.8

In addition, as described in Note 12 to the consolidated financial statements of this Quarterly Filing, during the six months ended December 31, 2007, $3.0 million of reimbursements were withheld due to a position taken by the Medicare intermediary for the State of Tennessee that certain claims were not medically necessary. As a result, we adjusted our contractual allowance by $1.9 million as an estimation of claims that were not medically necessary. During the three months ended March 31, 2008, we collected $1.3 million of the $3.0 million withheld and reduced our previously established contractual allowance by $0.2 million.

The table below summarizes cash flow information for the nine months ended March 31, 2008 and 2007 (in thousands):

	Nine Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$24,478	$22,395
Net cash used in investing activities	(10,453)	(3,831)
Net cash used in financing activities	(6,329)	(14,858)

Operating Activities

Net cash provided by operating activities totaled $24.5 million and $22.4 million for the nine months ended March 31, 2008 and 2007, respectively. The $2.1 million increase in net cash provided by operating activities was primarily due to a $2.5 million increase in net income. Net income includes $1.9 million of gains recognized in connection with the sale of certain previously written-off self pay accounts receivable.

We had working capital of $41.7 million at March 31, 2008, including cash and cash equivalents of $13.9 million, compared to working capital of $33.0 million, including cash and cash equivalents of $6.2 million, at June 30, 2007. The increase in working capital as of March 31, 2008 is primarily related to an increase in cash and cash equivalents. Cash and cash equivalents at March 31, 2008 includes $3.0 million of commercial paper with a maturity of less than three months.

Investing Activities

Net cash used in investing activities includes the purchase and sale of short-term investments, capital expenditures and proceeds from the sale of property and equipment. We periodically invest excess funds in highly liquid, short-term taxable auction rate securities. We had purchases and sales of such securities of $5.0 million during the nine months ended March 31, 2008 and net sales of $6.2 million during the nine months ended March 31, 2007. We had capital expenditures totaling $10.5 million and $10.8 million for the nine months ended March 31, 2008 and 2007, respectively.

Financing Activities

Financing activities include the repayment of debt, the issuance of debt and costs incurred to issue new debt or modify existing debt, tax benefits from the exercise of stock options, proceeds from the issuance of common stock and minority shareholder distributions. During the nine months ended March 31, 2008, we borrowed and repaid $3.8 million under the revolving credit facility, made a $5.0 million unscheduled principal payment on our Term Loan B and incurred $0.9 million in costs for an amendment and waiver under the 2005 Credit Facility (Amendment 6). Tax benefits resulting from stock option exercises totaled $0.1 million during the nine months ended March 31, 2008. In addition, the reduction in current year stock option exercises contributed to a $0.2 million decrease in cash provided by the issuance of common stock. We also made $0.5 million in distributions to the City of San Diego, the minority shareholder in our medical services joint venture, during the nine months ended March 31, 2008.

During the nine months ended March 31, 2007, we made $14.0 million of unscheduled principal payments on our Term Loan B and incurred $0.7 million in costs for two amendments to the 2005 Credit Facility (Amendments 4 and 5) and received $0.3 million in proceeds from the exercise of stock options and made $0.7 million in distributions to the City of San Diego. Tax benefits resulting from stock option exercises totaled $0.2 million during the nine months ended March 31, 2007.

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

We were in compliance with all of our covenants, as amended, under our 2005 Credit Facility at March 31, 2008 as shown below.

Financial Covenant	Level Specified in Agreement	Level Achieved for Specified Period	Level to be Achieved at June 30, 2008
Debt leverage ratio	<5.50	4.32	< 5.00
Interest expense coverage ratio	> 1.75	2.31	> 1.90
Fixed charge coverage ratio	> 1.00	1.26	> 1.00
Maintenance capital expenditure (1), (2)	N/A	N/A	< $27.0 million
New business capital expenditure (2)	N/A	N/A	< $4.0 million

(1)	Maintenance capital expenditure refers to capital expenditures to maintain operations in existing markets.
(2)	Measured annually at June 30th.

EBITDA

EBITDA is a key indicator that management uses to evaluate our operating performance. While EBITDA is not intended to replace any presentation included in our consolidated financial statements under generally accepted accounting principles (“GAAP”) and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity, we believe this measure is useful to investors in assessing our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies.

The following table sets forth our EBITDA for the three and nine months ended March 31, 2008 and 2007, as well as a reconciliation to income (loss) from continuing and discontinued operations, the most directly comparable financial measure under GAAP (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (loss) from continuing operations	$1,277	$(3,212)	$2,544	$(1,266)
Add back:
Depreciation and amortization	3,283	3,007	9,530	8,741
Interest expense on borrowings	5,286	5,385	15,757	16,377
Amortization of deferred financing costs	489	618	1,510	1,625
Accretion of 12.75% Senior Discount Notes	2,213	1,956	6,481	5,728
Interest income	(73)	(153)	(307)	(413)
Income tax provision (benefit)	936	(1,432)	3,439	2,610

EBITDA from continuing operations	13,411	6,169	38,954	33,402

Income from discontinued operations	192	382	90	1,433
Add back:
Depreciation and amortization	3	124	99	378
Income tax provision	140	145	60	699

EBITDA from discontinued operations	335	651	249	2,510

Total EBITDA	$13,746	$6,820	$39,203	$35,912

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and hedging activities. SFAS 161, which expands and amends the disclosure requirements of SFAS 133, is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Presently, we do not expect SFAS 161 to have any impact on our consolidated financial statements and related disclosures.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for us in the first quarter of fiscal 2009. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

Subsequent Events

Non-Employee Director Grant

In April 2008, pursuant to the Company’s 2008 Incentive Stock Plan, the Company granted 49,500 restricted stock units (“RSUs”) to the non-employee members of the Board of Directors of the Company. Subject to continued service, the RSUs vest in three installments (3,000, 3,000 and 4,000 in the case of new directors, and 2,000, 2,000 and 2,500 in the case of existing directors) at the date of Company’s annual meeting of stockholders following fiscal years 2008 through 2010. The grant date fair value of the RSUs, which is approximately $0.1 million, is being amortized on a straight-line basis over the service period. The Company expects to recognize approximately $12,000 of stock-based compensation expense during the fourth quarter of fiscal 2008 as a result of the RSU grants to the non-employee Directors.

Unscheduled Principal Payment under the Term Loan B Credit Facility

On May 12, 2008, the Company, through its wholly owned subsidiary, Rural/Metro LLC, made a $5.0 million unscheduled principal payment on its Term Loan B. In connection with this payment, we wrote-off approximately $0.1 million of deferred financing costs during the fourth quarter of fiscal 2008.

Contract Activity

In May, 2008, we concluded our service to the City of Tempe, Arizona, as its exclusive 911 provider. We will continue to provide non-emergency services within the City of Tempe under various arrangements with local hospitals and healthcare facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our primary exposure to market risk consists of changes in interest rates on our borrowing activities. Under our 2005 Credit Facility, amounts outstanding under Term Loan B bore interest at LIBOR plus 2.25%, through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 to the 2005 Credit Facility. Also under our 2005 Credit Facility, amounts drawn under our Revolving Credit Facility bore interest at LIBOR plus 3.25% through October 10, 2007 with an increase to LIBOR plus 3.50% effective October 11, 2007 under Amendment No. 6 to the 2005 Credit Facility. Based on current amounts outstanding under Term Loan B at March 31, 2008, a 1% increase in the LIBOR rate would increase our interest expense on an annual basis by approximately $0.8 million. The remainder of our debt is primarily at fixed interest rates. We monitor the risk associated with interest rate changes and may enter into hedging transactions, such as interest rate swap agreements, to mitigate the related exposure. In addition, we are exposed to the risk of interest rate changes on our short-term investment activities. We had no amounts invested in auction rate securities at March 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2008). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures were not effective as of March 31, 2008, because of the material weaknesses described below:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2007, which continued to exist at March 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)), that occurred during the three month period ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.	Legal Proceedings

The information contained in Note 12 to the Consolidated Financial Statements is hereby incorporated by referenced into this Part II—Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on November 14, 2007, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties and the risks below have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders in Scottsdale, Arizona, on March 27, 2008. The matters before the annual meeting were:

•	The election of three directors to serve a three-year term or until their successors are elected;

•

To consider an amendment to the Company’s Second Restated Certificate of Incorporation to enable thirty-five percent (35%) of stockholders or, for a specified period, any three directors to call a special meeting of stockholders;

•

To consider an amendment to the Company’s Second Restated Certificate of Incorporation to require stockholder approval of amendments to the Company’s Third Amended and Restated Bylaws, subject to certain exceptions;

•	The adoption of the 2008 Incentive Stock Plan; and

•	The ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Holders of our common stock were entitled to one vote per share on all matters before the annual meeting. The results of the matters before the annual meeting are as follows:

•	The following individuals were elected at the annual meeting as directors as Class I Directors to serve a three-year term or until their respective successors are duly elected and qualified:

Election of Directors	For	Withheld
Jack E. Brucker	22,968,936	238,445
Conrad A. Conrad	22,990,638	216,743
Earl P. Holland	23,020,600	186,781

In addition, Class II Directors (Louis G. Jekel and Robert E. Wilson) and Class III Directors (Cor J. Clement and Henry G. Walker) continued their respective terms of office following the 2007 annual meeting of stockholders. Effective March 27, 2008, the Board of Directors appointed Christopher S. Shackelton and Eugene I. Davis to serve as Class II and Class III Directors for terms expiring at the 2008 and 2009 annual meetings, respectively.

•

Approval of an amendment to the Company’s Second Restated Certificate of Incorporation to enable thirty-five percent (35%) of stockholders or, for a specified period, any three directors to call a special meeting of stockholders, as described in the proxy materials.

For	Against	Abstained
22,938,614	202,137	66,628

•

Approval of an amendment to the Company’s Second Restated Certificate of Incorporation to require stockholder approval of amendments to the Company’s Third Amended and Restated Bylaws, subject to certain exceptions, as described in the proxy materials.

For	Against	Abstained
17,707,996	71,384	68,883

•	The adoption of the 2008 Incentive Stock Plan, as described in the proxy materials.

For	Against	Abstained
13,780,184	4,017,279	50,800

•	Ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

For	Against	Abstained
23,099,925	44,290	63,169

As previously disclosed in our Current Report on Form 8-K, filed with the SEC on January 29, 2008, we entered into a settlement agreement with Accipiter Capital Management, LLC, together with its affiliates, relating to their previously proposed election contest in connection with the annual meeting. The description of the terms of the settlement agreement contained in the Form 8-K is incorporated herein by reference. We estimate that the cost incurred in connection with the election contest and associated settlement agreement is approximately $0.5 million, primarily consisting of professional fees.

Item 6.	Exhibits

Exhibits
3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008 (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant (1)

10.1	2008 Incentive Stock Plan (1)

10.2	Form of Restricted Stock Unit Agreement – Stock-Settled Only, for Employees (with Performance-Based Vesting) (1)

10.3	Form of Stock Appreciation Rights Agreement – Stock-Settled Only (with Time-Based Vesting) (1)

10.4	Compensation Schedule for Non-Employee Directors of Rural/Metro Corporation effective April 1, 2008 (1)

10.5	Form of Restricted Stock Unit Agreement – Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 8-K, dated March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RURAL/METRO CORPORATION

Dated: May 12, 2008	By:	/s/ JACK E. BRUCKER
Jack E. Brucker,
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KRISTINE BEIAN PONCZAK
Kristine Beian Ponczak,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ GREGORY A. BARBER
Gregory A. Barber,
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

3.1	Second Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 18, 1995; as amended by the Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 25, 2005; as amended by the Certificate of Designation, Preferences, and Rights of Series B Preferred Stock filed with the Secretary of State of Delaware on September 26, 2002; as amended by the Certificate of Designation, Preferences, and Rights of Series C Preferred Stock filed with the Secretary of State of Delaware on September 26, 2003; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on June 15, 2004; as amended by that Certificate of Amendment filed with the Secretary of State of Delaware on March 28, 2008 (1)

3.2	Fourth Amended and Restated Bylaws of the Registrant (1)

10.1	2008 Incentive Stock Plan (1)

10.2	Form of Restricted Stock Unit Agreement – Stock-Settled Only, for Employees (with Performance-Based Vesting) (1)

10.3	Form of Stock Appreciation Rights Agreement – Stock-Settled Only (with Time-Based Vesting) (1)

10.4	Compensation Schedule for Non-Employee Directors of Rural/Metro Corporation effective April 1, 2008 (1)

10.5	Form of Restricted Stock Unit Agreement – Stock-Settled Only, for Eligible Directors (with Time-Based Vesting) (1)

31.1	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification pursuant to Rule 13a—14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 +

*	Filed herewith.
+	Furnished but not filed.
(1)	Incorporated by reference to the Registrant’s Form 8-K, dated March 31, 2008.